Form 10-Q
period 1995-02-28
US ENERGY CORP
filed 1995-04-17
CIK 101594

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal quarter ended February 28, 1995 or
[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934
           For the transition period from            to

Commission file number   0-6814

                             U.S. ENERGY CORP.
          (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                            83-0205516
     State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

     877 North 8th West, Riverton, WY                   82501
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:     (307) 856-9271


                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X              NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                  Outstanding at April 13, 1995
     Common stock, $.01 par value                  5,247,993 Shares

                             U.S. ENERGY CORP.

                                   INDEX

                                                                 Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Consolidated Balance Sheets
            February 28, 1995 and May 31, 1994. . . . . . . . . . . . 3-4

          Consolidated Statements of Operations
            Three and Nine Months Ended
            February 28, 1995 and 1994. . . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows
            Nine Months Ended February 28, 1995 and 1994. . . . . . . 6-7

          Notes to Consolidated Financial Statements. . . . . . . . . . 8

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .9-11

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .11

ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .11

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .12

                       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


                      U.S. ENERGY CORP. AND AFFILIATES

                    Condensed Consolidated Balance Sheets

                                   ASSETS
                                               February 28,        May 31,
                                                   1995             1994
                                                (Unaudited)      (Unaudited)
CURRENT ASSETS:
   Cash                                          $ 780,700      $1,181,700
   Accounts receivable
     Trade                                         791,000       1,009,800
     Related parties                               254,100         166,500
   Inventory                                     1,486,400       1,424,600
   Deferred federal income tax current              36,000          --
   Deferred  compensation                           12,200          12,200
   Other                                           135,800          71,800
        TOTAL CURRENT ASSETS                     3,496,200       3,866,600

INVESTMENTS
   Affiliates                                    2,980,600       2,807,900
   Other                                         7,637,700       7,728,500
                                                10,618,300      10,536,400

PROPERTIES AND EQUIPMENT                        26,890,800      26,252,200
   Less accumulated depreciation,
   depletion and amortization                   (9,507,500)     (8,874,000)
                                                17,383,300      17,378,200

OTHER ASSETS:
   Accounts and notes receivable:
     Real estate sale and other                    652,400          28,700
     Affiliates and related parties                 25,000          25,000
     Employees                                     498,500         366,000
   Buildings and improvements held for sale        496,200         758,200
   Deferred compensation, long-term                  8,100          17,300
   Deposits and other                              117,200         113,900
                                                 1,797,400       1,309,100
                                               $33,295,200     $33,090,300

See notes to condensed consolidated financial statements.

                      U.S. ENERGY CORP. AND AFFILIATES

                    Condensed Consolidated Balance Sheets

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                               February 28,        May 31,
                                                    1995             1994
                                                (Unaudited)      (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses         $1,394,300     $  722,200
   Current portion of long-term debt             1,697,900         569,500
     TOTAL CURRENT LIABILITIES                   3,092,200       1,291,700

LONG-TERM DEBT (See Note 5)                        918,700       1,109,100

RECLAMATION LIABILITY (See Notes 6)              3,951,800       3,951,800

OTHER ACCRUED LIABILITIES (See Notes 6)         10,892,500      11,284,600

DEFERRED TAX LIABILITY                             183,200         267,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                  815,300       1,326,400

Common stock, 187,817 and 169,300
    shares forfeitable                           1,370,100       1,300,600

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     authorized, 100,000 shares;
     none issued or outstanding                      --              --
   Common stock, $.01 par value;
     authorized, 20,000,000 shares;
     issued, 5,002,486 and 4,693,090                49,900          46,800
   Additional paid-in capital                   17,729,900      16,784,800
   Retained earnings (deficit)                  (2,501,600)     (1,185,800)
   Treasury stock, 758,276 shares, at cost      (2,192,500)     (2,072,400)
   Unallocated ESOP contribution                (1,014,300)     (1,014,300)
                                                12,071,400      12,559,100
                                               $33,295,200     $33,090,300

See notes to condensed consolidated financial statements.

                         U.S. ENERGY CORP. AND AFFILIATES

                       Consolidated Statements of Operations
                                    (Unaudited)

                              Three Months Ended           Nine Months Ended
                                 February 28,                February 28,
                              1995          1994          1995          1994

REVENUES:
   Mineral sales            $   --      $    --       $    --       $2,893,700
   Oil sales                  47,400       51,100        138,200       141,900
   Commercial revenues     1,268,600      123,700      4,032,200       461,700
   Gain from restructuring
     mining properties
     agreements                 --         33,400         85,500       591,400
   Construction contract
     revenues                 29,100      120,400         919,600    2,004,700
   Gain on sale of assets    975,000         --         1,288,900       30,300
   Interest                   81,100       61,000         254,200      162,000
   Management fees and other  77,000       98,000         215,700      301,500
                           2,478,200      487,600       6,934,300    6,587,200
COSTS AND EXPENSES:
   Cost of mineral sales     --           --             --          2,927,400
   Mineral operations        299,300      262,500      1,005,500       700,900
   Construction costs         36,500      106,000        790,500     1,774,300
   General and
     administrative        1,127,300      787,400      2,783,200     1,859,400
   Commercial operations   1,195,100      366,900      3,466,800     1,004,600
   Oil production             24,100      106,200         52,700       259,900
   Loss on sale
     of investments          --            29,800         89,900        31,800
   Interest                   72,400       26,900        175,000        87,400
                           2,754,700    1,685,700      8,363,600     8,645,700
Income (Loss) Before Equity
   Income of Affiliate,
   Provision for Income Taxes
   and Extraordinary Item   (276,500)  (1,198,100)    (1,429,300)   (2,058,500)
Minority Interest in Loss
   of Consolidated
   Subsidiaries               76,200      299,600        418,400       572,900
Equity in Income (Loss)
    of Affiliates-net       (128,100)    (95,400)       (304,900)    (266,700)

Income (Loss) Before
   Provision for Income Taxes
   and Cumulative Effect    (328,400)    (993,900)    (1,315,800)   (1,752,300)
Provision for Income Taxes   --           --             --            --
Income (Loss) Before
   Cumulative Effect of
   Accounting Changes        (328,400)   (993,900)    (1,315,800)   (1,752,300)
Cumulative Effect at
   June 1, 1993 of Income
   Tax Accounting Changes    --           --             --           (267,000)
NET INCOME (LOSS)           $(328,400)   $(993,900)  $(1,315,800)  $(2,019,300)

NET INCOME (LOSS)
   PER SHARE                $   (.07)    $   (.22)      $   (.27)    $    (.46)

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING             5,012,216     4,473,468     4,877,776      4,402,658

See notes to condensed consolidated financial statements.

                         U.S. ENERGY CORP. AND AFFILIATES

                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)
                                                          Nine Months Ended
                                                            February 28,
                                                       1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                             $(1,315,800)   $(2,019,300)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Minority interest in (gain) loss
           of consolidated subsidiaries              (418,400)      (572,900)
        Depreciation, depletion and amortization      577,300        710,600
        Non-cash compensation                          69,500         82,300
        Gain from restructuring mineral
            properties agreements                     --            (500,000)
        Equity in loss of affiliates                  304,900        266,700
        Gain on sale of assets                     (1,288,900)       (27,900)
        Loss (gain) on sale of investments             89,900         (3,400)
        Cumulative effect of accounting changes       (83,800)       267,000
        Change in deferred income taxes               (36,000)       --
      Net changes in components of working capital    282,600     (1,138,100)
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                          (1,818,700)    (2,935,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in affiliates                        (476,800)    (1,095,300)
    Investments other                                (198,400)       --
    Purchase of property and equipment               (141,000)      (632,200)
    Proceeds from sale of assets                      969,100         55,100
    Development of mining claims                     (341,400)      (624,100)
    Development of gas properties                    (147,700)       --
    Increase in note receivable                      (128,200)       (36,800)
    Proceeds from sale of investments                 199,300        --
    Cash acquired in purchase of subsidiary           --           6,900,000
    Deposits and other                                 (3,300)       172,300
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                             (268,400)     4,739,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Private placement of common stock                 868,100        --
    Company stock purchased by
      consolidated affiliate                         (120,000)       --
    Additions to long-term debt                     1,740,800        368,400
    Payments on long-term debt                       (802,800)      (630,800)
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                            1,686,100       (262,400)

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             (401,000)     1,541,600

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                             1,181,700        479,600

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $  780,700     $2,021,200

(continued)

See notes to condensed consolidated financial statements.

                         U.S. ENERGY CORP. AND AFFILIATES

                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                          Nine Months Ended
                                                            February 28,
                                                       1995            1994
SUPPLEMENTAL DISCLOSURES:
    Income tax paid                                  $118,900       $--
    Interest paid                                    $175,000       $ 60,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of unowned portion of affiliate
         with Company stock                          $ 80,000       $--
    Common stock issued in lieu of
      payment of long-term debt                      $--            $300,000
    Negotiate settlement on accounts payable
      for asset previously capitalized               $--            $155,000

See notes to condensed consolidated financial statements.

                     U.S. ENERGY CORP. AND AFFILIATES

           Notes to Condensed Consolidated Financial Statements


      1)   The Condensed Consolidated Balance Sheet as of
February 28, 1995, the Condensed Consolidated Statements of Operations for the nine months ended February 28, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 1995 and 1994, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1994, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of February 28, 1995 and May 31, 1994, the results of operations for the nine months ended February 28, 1995 and 1994, and the cash flows for the nine months then ended.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read
in conjunction with the Registrant's May 31, 1994 Form 10-K.   The
results of operations for the periods ended February 28, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

      3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture (USECB) which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: The Brunton Company (100%), Energx Ltd. (90%), Crested (51.9%), USECC Gold Limited Liability Company (100%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

      4) Effective June 1, 1993, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

      In contrast to the previous method, SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not assured of realization.

      As a result of adopting SFAS No. 109, the Registrant recognized a cumulative provision for change in accounting principle of $267,000 or $(0.06) per common share as of the beginning of the fiscal year. The provision is included under the caption "cumulative effect at June 1, 1993 of income tax accounting change" in the accompanying condensed consolidated statements of operations.

      5) Debt as of February 28, 1995 consists of a $960,000 operating line of credit; two property loans totaling $274,900; various equipment and other loans totaling $199,200; and debt attributable to consolidated affiliates of $1,029,200 on Brunton and $153,300 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

      6) Accrued reclamation obligations of $3,951,800 are the Registrant's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.

      7) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

      The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.

Liquidity and Capital Resources

      Working capital declined during the nine months ended February 28, 1995 by $2,170,900 to working capital of $404,000. Cash and cash equivalents decreased by $401,000 during the period ended February 28, 1995. This decrease was primarily as a result of operating and investing activities.

      The Registrant utilized $268,400 in its investing activities during the nine months ended February 28, 1995. This was primarily as a result of the Registrant and its subsidiary Crested Corp. ("Crested") funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau"), Energx, Ltd. ("Energx") and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991.

      The other significant changes in current assets occurring during the most recently completed period, were a decrease in accounts receivable of $131,200 and an increase in inventory of $61,800. Inventories increased as a result of the Registrant's subsidiary, The Brunton Company, expanding its optics product line.


      Other changes in working capital were increases in accounts payable and accrued expenses of $672,100 and current portion of long term debt of $1,128,400. The increase in current portion of long term debt is primarily due to the draw down by the Registrant and Crested of a line of credit with a bank. The line of credit is for $1,000,000 and as of February 28, 1995 the Registrant and Crested had utilized $960,000 of the credit facility leaving $40,000 available for operations.

      The primary requirements for the Registrant's working capital continue to be the funding of on-going administrative expenses, including legal costs incurred as a result of the SMP litigation and arbitration with Nukem/CRIC; the mine and mill development and holding costs of SGMC; holding costs of Plateau; development of gas properties of Energx; uranium (U3O8) delivery costs, and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and Crested have been delivering certain of their respective portions of the U3O8 concentrates required to fill various delivery requirements on long-term U3O8 contracts with domestic utilities. Currently, Nukem/CRIC are making the SMP deliveries of U3O8. It is not known how long this arrangement will continue. The capital requirements to fill the Registrant's and Crested's portion of the remaining commitments in fiscal 1995 will depend on the spot market price of uranium and is also dependent on the outcome of proceedings involving Nukem/CRIC.

      The primary source of the Registrant's capital resources for the remainder of fiscal 1995, will be (i) cash on hand; (ii) sale of an interest or 100% in mining and investment properties, (iii) sale of equipment; (iv) private placement of the Registrant's common stock; (v) settlement of litigation; (vi) sale of royalties on mineral properties; (vii) proceeds from the sale of uranium under the SMP contracts, (viii) and borrowings from financial institutions. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional working capital to that on hand at February 28, 1995 will be required to hold and maintain existing mineral properties, permitting, the construction of a mill, and mine development of SGMC, funding of litigation against Nukem/CRIC and the development of Plateau associated properties and administration costs. The Registrant and Crested are currently seeking a joint venture partner and/or other means of financing the construction of the SGMC mill and mine development. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. The Registrant and Crested sought rescission of the SMP Partnership Agreement as well as damages from Nukem/CRIC in U.S. District Court. The parties to the litigation agreed to a consensual binding arbitration on claims accruing after the formation of the SMP partnership. In the opinion of management, the arbitration proceedings are progressing favorably for the Registrant and Crested, however, it is premature at this time to predict the outcome. It is currently anticipated that the arbitration hearings will be concluded by June 2, 1995. It is further anticipated that the Arbitration Panel will enter its award some time during August or September 1995 depending on the Panel's availability.

      During the quarter ended February 28, 1995, the Registrant began selling a shares of its common stock through a private placement to individual investors. As of February 28, 1995 a total of 289,396 shares had been sold for a total of $868,188. The balance of the private placement was completed during March 1995. The total number of shares sold was 400,000 at $3.00 per share for total proceeds of $1,200,000. No commissions were paid. The Registrant has agreed to either buy the stock back on October 15, 1995 or issue an additional share for every three shares purchase or a total of 133,333 additional shares. The Registrant has further agreed to register all the shares issued in the private placement by February 28, 1996.

      The Registrant is currently negotiating an additional private placement of 1,000,000 shares of its common stock at market. If this private placement is completed, these monies will be used to develop the Plateau properties.

Results of Operations

Nine Months Ended February 28, 1995 Compared to Nine Months Ended
February 28, 1994

      Revenues for the period ended February 28, 1995 remained consistent with the same period of the previous year; however the components changed somewhat.

      Commercial revenues increased by $3,377,300 primarily as a result of the consolidation of sales from Brunton. These revenues were consolidated for the nine months ended February 28, 1995 due to the acquisition of Brunton in May 1994. Brunton revenues were not consolidated during the same period of the prior year.

      Revenues from mineral sales and mineral property transactions decreased by $2,893,700 and $505,900, respectively, as a result of the Registrant reporting revenues from the deliveries of U3O8 to fill various SMP contracts with domestic utilities and the final amortization of the indebtedness to AMAX of $500,000 during the period ended August 31, 1993. There were no similar U3O8 deliveries or amortization activities in the current year. The debt to AMAX was fully amortized as of August 31, 1993.

      Construction operation revenues for the nine months ended
February 28, 1995 decreased by $1,085,100 from the same period last year due to decreased contract work performed by the Registrant's subsidiary Four Nines Gold, Inc. ("FNG").

      The costs and expenses associated with mineral operations decreased primarily due to no U3O8 sales in fiscal 1995. This decrease was partially offset by an increase in legal costs in connection with the SMP arbitration. The commercial operations, and general and administrative expenses increased primarily due to the Brunton consolidation.

      On June 1, 1993, the Registrant implemented SFAS No. 109. Please see Footnote 4 to the Financial Statements. The cumulative effect for the period ended February 28, 1994, of this tax accounting change was a decrease of net income of $267,000. No charge for a change in tax accounting was made for the nine months ended February 28, 1995.

      Operations for the nine months ended February 28, 1995 resulted in a net loss $1,315,800 as compared to a loss of $2,019,300 during the same period of the previous year.

                        PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

      The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K for the fiscal year ended May 31, 1994. In the ongoing SMP arbitration proceedings involving the Registrant, Crested and Nukem, Inc./Cycle Resource Investment Corporation, the three member arbitration panel stayed further proceedings on September 29, 1994 to be reconvened on January 9, 1995 for two weeks and February 13, 1995 for two additional weeks. Hearings were held during those weeks and the weeks of March 20 and 27, 1995. On or about April 6, 1995, the Panel set fourteen additional days in May 1995 to complete the presentation of evidence. Counsel for the parties have agreed to complete the presentation of evidence by June 2, 1995. Findings of facts and conclusions of law will be presented by the parties to the Panel and the Panel will thereafter enter its award.

      In the case of Illinois Power Company ("IPC") vs. the Registrant et al referred to in the May 31, 1994 Form 10-K, the U.S. District Court for the Central District of Illinois granted the defendants' Motions for Summary Judgment on September 1, 1994 and set a scheduling conference for September 30, 1994.
Thereafter, the Court scheduled another conference before the Judge Magistrate on November 29, 1994. The issues as to the amount of damages and to whom the damages should be paid were considered.
The parties have been unable to agree on a settlement and submitted briefs on the matter in January 1995. Thereafter on March 7, 1995, IPC filed a motion to reconsider the summary judgment of September 1, 1994 in favor of defendants. On March 15, 1995, the U.S. District Court, Central District of Illinois entered its order overruling IPC's motion for reconsideration and the case is set for trial on the issue of damages on Monday, October 23, 1995.

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits.  None.

      (b) Reports on Form 8-K. There was one Report filed on Form 8-K during the quarter ended February 28, 1995. The Form 8-K, filed on December 23, 1994, reported an event under Item 2 that occurred on November 21, 1994, being the sale of property owned by the Registrant and Crested in Gunnison County, CO.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. ENERGY CORP.
                                              (Registrant)


Date: April     12    , 1995            By:    s/ Max T. Evans
                                              MAX T. EVANS,
                                              Secretary



Date: April     13    , 1995            By:    s/ Robert Scott Lorimer
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer