Form 10-Q/A
US ENERGY CORP
filed 1995-05-24
CIK 101594

FORM 10-Q/A

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

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits.  None.

      (b) Reports on Form 8-K. There was one Report filed on Form 8-K during the quarter ended February 28, 1995. The Form 8-K, filed on December 23, 1994, reported an event under Item 2 that occurred on November 21, 1994, being the sale of property owned by the Registrant and Crested in Gunnison County, CO.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. ENERGY CORP.
                                       (Registrant)


Date: May 24, 1995              By:    s/ John L. Larsen
                                       JOHN L. LARSEN,
                                       Chief Executive Officer and President



Date: May 24, 1995              By:    s/ Robert Scott Lorimer
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer and
                                       Chief Accounting Officer