Form 10-K
period 1995-05-31
US ENERGY CORP
filed 1995-09-13
CIK 101594

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 1995 or
                                                          ------------
[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required] for the transition period from_________to_________ Commission file number 0-6814
                       ------

                               U.S. ENERGY CORP
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



        Wyoming                                        83-0205516
-----------------------------------------     ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                Identification No.)

        877 North 8th West
        Riverton, WY                                   82501
-----------------------------------------     ----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:      (307) 856-9271
                                                    -------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section  12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                         -----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO _____
                                               -----

     The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of September 1, 1995, computed by reference to the closing price of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $19,266,342.

              Class                          Outstanding at September 1, 1995
-------------------------------------    ---------------------------------------
     Common Stock, $0.01 par value                   6,210,129 shares

Documents incorporated by reference:  Portions of the documents listed below
------------------------------------
have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

     Annual Meeting Proxy Statement for the fiscal year ended May 31, 1995 into
     Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A)  GENERAL.

U.S. Energy Corp. ("USE", the "Company" or the "Registrant") is in the general minerals business of acquiring, developing, exploring and/or selling or leasing of mineral properties and, from time to time, mining and marketing of minerals. USE is now engaged in two principal mineral sectors: uranium and gold.
Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. It also carries on a small oil and gas operation. Other USE business segments are commercial operations (real estate and general aviation), manufacturing and marketing of professional and recreational outdoor products, and construction operations.

Most USE operations are conducted through a joint venture with Crested Corp. ("Crested", a majority-owned subsidiary), and various joint subsidiaries of USE and Crested. The joint venture with Crested is hereafter referred to as "USECC". Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG"). Manufacturing and/or marketing of professional and recreational outdoor products is conducted through The Brunton Company ("Brunton"), a wholly-owned USE subsidiary. USE and Crested also own oil and gas operations in Montana and Wyoming, which are carried on through Energx, Ltd., a subsidiary of the Company and Crested.

USE and Crested originally were independent companies,with two common affiliates (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority owned subsidiary of USE in fiscal 1993. See Part III of this Report.

USE was incorporated in Wyoming in 1966. All operations are in the United States. Principal executive offices are located at 877 North 8th Street West, Riverton, Wyoming 82501, telephone (307) 856-9271.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

(1) The Registrant operates in three business segments: (i) minerals, (ii) commercial operations, and (iii) construction operations. See Footnote I to the Consolidated Financial Statements. The Registrant engages in other miscellaneous activities such as oil and gas exploration, development and production, and process engineering services and sales. The principal products of the operating units within each of the reportable industry segments are:

     INDUSTRY SEGMENTS                    PRINCIPAL PRODUCTS
     -----------------                    ------------------

     Minerals Sales and leases of mineral-bearing properties and, from time to time, the production and/or marketing of uranium, gold and molybdenum.

     Commercial Operations      Manufacture and marketing of professional and
                                recreational compasses, and the distribution of outdoor recreational products, including knives and binoculars. Operation and rental of real estate, operation of an aircraft fixed base operation (including airplane charter service, aircraft fuel sales, flight instruction and aircraft maintenance), and provision of various contract services, including managerial services for subsidiary companies; operations (through
                                Plateau Resources Limited ("Plateau"), a wholly-owned subsidiary of USE) of a motel and rental real estate in Utah.

     Construction Operations    Construction of irrigation, flood control,
                                municipal sewer and similar projects.

(2)  The Registrant is not required to include interim financial statements.

NET REVENUES BY USE SEGMENT

Percentage of Net Revenue contributions by the three USE segments in the last three fiscal years were:


                                Percentage of Net Revenue During Year Ended
                                ---------------------------------------------
                                May 31,             May 31,            May 31,
                                 1995                1994               1993
                                -------             -------            -------
Minerals                          1%                 50%                53%
Commercial Operations            60%                 13%                10%
Construction Operations          14%                 30%                20%

USE did not receive revenues from the mining of either uranium or gold in the three fiscal years ended May 31, 1995. Moreover, during fiscal 1995, there were no revenues from mineral sales as a result of the arbitration involving Sheep Mountain Partners ("SMP", a partnership). During fiscal 1994 and 1993, mineral revenues were received from sales of mineral properties and from sales of uranium under certain of the utility supply contracts held by SMP, USE and Crested delivering their one-half share of uranium and receiving sales proceeds therefrom. Future uranium contract revenues are expected to be affected by the outcome of the SMP arbitration/litigation (see Item 3 - "Legal Proceedings"). However, regardless of the outcome of such proceedings, commencement of uranium mining at Green Mountain, Wyoming and/or Ticaboo, Utah is expected to result in the procurement of utility supply contracts for Green Mountain Mining Venture (of which USE and Crested are joint venture partners with Kennecott Uranium Company), and/or Plateau. There can be no assurance such mining operations will commence, or that new utility supply contracts will be procured. See Description of "Business - Minerals - Uranium."

For the fiscal year ended May 31, 1995, USE commercial and construction operations provided a majority of net revenues to USE. For a discussion of why revenues from mineral sales decreased in this period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for Fiscal 1995 Compared to 1994."

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

MINERALS

URANIUM

USE has interests in several uranium properties in Wyoming and Utah, including uranium processing mills in Sweetwater County, Wyoming ("Sweetwater Mill") and in southeastern Garfield County, Utah ("Shootaring Mill"). USE is holding these interests in anticipation of renewed demand for uranium concentrates ("U\\3\\O\\8\\") by public utilities in the United States that operate nuclear powered electrical generation facilities.

All the uranium properties are located in areas which have produced significant amounts of uranium in the 1970s and 1980s.

The property interests are:

Unpatented lode mining claims on Green Mountain (Fremont County, Wyoming), including 105 claims on which the Round Park uranium deposit is located, and the Sweetwater Mill, (23 miles south of Green Mountain). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC, and 50 percent by Kennecott Uranium Company ("Kennecott"), a subsidiary of Kennecott Corporation. All claims are accessible by county and United States Bureau of Land Management ("BLM") access roads. Exploration and delineation of the principal uranium resources in the proposed Jackpot Mine into the Round Park deposit have been substantially completed and the BLM has prepared a draft Environmental Impact Statement for the proposed mine. The proposed Jackpot Mine has had no previous operators, and would be a new mine when opened. The Big Eagle Mine and related claim groups (which are part of the claims held by GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming (these claims are adjacent to and west of the Big Eagle mining claims held by GMMV). These assets are held by the Sheep Mountain Partners partnership ("SMP"), the partners of which are USE and Crested, doing business as the USECC Joint Venture, and Nukem, Inc. ("NUKEM") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). The Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc. in the late 1970s.

The above properties contain uranium mineralization in sandstones of Tertiary age, as is typical of most Wyoming uranium deposits. Electric power to all the above Wyoming properties is furnished by either Pacific Power & Light or Hot Springs Rural Electric Association.

The Tony M and Frank M Mines are underground uranium mines located on unpatented lode mining claims in San Juan County, Utah. These mines are accessible by county roads. The mines (originally developed by Plateau at the time Plateau was owned by Consumers Power Company, a Michigan public utility), the nearby Shootaring Mill, low grade uranium ore stockpiled at the mill, and related mill support facilities, are held by Plateau. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the above uranium mines are in production, they produce ore containing about four to eight pounds of uranium concentrates per ton and this ore must be processed at a mill into U\\3\\O\\8\\, the saleable product.

There can be no assurance of renewed market demand for uranium concentrates, that would result in sufficient price increases for concentrates, to warrant commencement of mining and milling operations on any of the foregoing properties.

GREEN MOUNTAIN PROJECT

GMMV. In fiscal 1990, USE and Crested sold 50 percent of their interests in certain unpatented lode mining claims on Green Mountain (hereafter, "Green Mountain Claims), and certain other rights, to Kennecott for $15,000,000 cash (USE's share of the proceeds was $12,600,000, and the balance was Crested's). In fiscal 1991, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide concentrates to utilities using nuclear power to generate electricity.

Kennecott agreed to fund the first $50,000,000 of GMMV expenditures, pursuant to Management Committee budgets. Thereafter, GMMV expenses will be shared by the parties generally in accordance with their participating interests (50 percent Kennecott, 50 percent USE Parties). Kennecott will also pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for $15,000,000 of such operating expenses).

Pursuant to the joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of GMMV expenditures), so that in effect the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during GMMV operations, proportionate to its interest before reduction.

GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims cover the Round Park uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain. These 105 claims were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures from such properties will be shared 50 percent by USE and 50 percent by Kennecott.

The USE Parties' share of GMMV cash flow resulting from the balance of the properties (outside the 105 claims) previously owned by USE and Crested together, will be shared equally by USE and Crested; GMMV expenditures from such properties will be shared 25 percent each by USE and Crested, and 50 percent by Kennecott. Such latter properties are expected to be developed after the Round Park deposit is developed and placed into production and may be accessed through the proposed tunnels at the Jackpot Mine.

The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. The USE Parties acted as project manager during fiscal 1991 and 1992 and in fiscal 1993, Kennecott succeeded as project manager and has continued as project manager since then. USECC has continued work on a contract basis at Kennecott's request.

Pre-development activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. For fiscal 1996, GMMV plans to complete a sediment dam, sediment basin and drainage diversion ditch, build a fuel storage facility and other support facilities and make improvements to existing facilities.

PROPERTIES AND MINE PLAN. GMMV owns 443 Green Mountain Claims, including the 105 claims on which the Round Park uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these properties, which formerly belonged to USE and Crested. These deposits are undeveloped.

Drilling and exploration work has been conducted on the Round Park deposit, and USECC has constructed two portals for the Jackpot Mine declines. Roads and utilities have been put in place, which are believed to be satisfactory to support future mine development.

GMMV also owns the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain one underground and two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of ore. The assets include 38,000 and 8,000 square foot buildings formerly used by PMC in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. GMMV owns the mineral rights to the underlying unpatented lode mining claims.

The Round Park mining claims contain a deposit of uranium which has been estimated by USECC to contain 52 million pounds of U\\3\\O\\8\\ averaging .23% uranium oxide using a grade-thickness cut-off of .6 (i.e., deposit areas were excluded unless deposit bed thickness at intercept, times intercept grade of uranium mineralization, exceeded .6). GMMV plans to mine this deposit from the Jackpot Mine, which will be driven underground from the south side of Green Mountain when the market for uranium oxide concentrates improves. The first of several mineralization horizons is about 2,300 feet down from the top of Green Mountain.

The mine plan provides for two declines to be driven from the side of Green Mountain, extending about 10,400 feet into the deposit; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine.

USE expects mine development costs will not exceed $25,000,000 to begin production from the Round Park deposit. However, cost estimates may change as exploration and initial development progress. Pursuant to the GMMV agreement, Kennecott has agreed to fund the initial $50,000,000 in development costs including reclamation costs. Additional costs would be funded by operations and/or by cash assessments on the venturers.

SWEETWATER MILL. In fiscal 1993, GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, 23 miles south of the proposed Jackpot Mine, from Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

Kennecott is manager of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of Mill cash operating costs prior to Mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Cash operating costs are defined as all costs for labor (supervisory, operating, maintenance and laboratory), reagents, utilities, materials and supplies (fuels, grinding balls and other mill equipment, etc.), road and access maintenance, environmental and regulatory costs (including permitting and remediation costs), concentrate shipping costs, vehicle and equipment operating costs, insurance, and employee health and benefit costs.

Kennecott, as mill operator, has initiated discussions and appropriate filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. Separately, Kennecott has applied to the NRC for permission to use a mill tailings cell to hold low level tailings waste from an ion exchange plant owned by USE and Crested in the Crooks Gap area.

The Sweetwater Mill includes buildings, milling and related equipment, real estate improvements, mining and mill site claims and other real property interests, personal property and intangible property (including government permits relating to operation of those properties). The major assets are the mill buildings and equipment located on approximately 92 acres.

The mill was designed as a 3,000 ton per day ("tpd") facility. UNOCAL's subsidiary Minerals Exploration Company reportedly processed in excess of 4,200 tpd at times. The mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $23,960,000. None of the GMMV future reclamation and closure costs are reflected in the USE Consolidated Financial Statements (see Note K to USE Consolidated Financial Statements).

UNOCAL has agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will reimburse GMMV the first $8,000,000 of such expenditures. Any such reimbursement may be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the mill. In any event, until such time as environmental and reclamation undertakings are liquidated against the bonds, such costs are not deemed expenditures under Kennecott's $50,000,000 development commitment (but bond costs may be charged against such commitment).

The reclamation and environmental liabilities assumed by GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. Current liabilities for such efforts have been established at approximately $16,322,900 by the Wyoming Department of Environmental Quality ("WDEQ") for mine pit site matters (exercising EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USE believes it is unlikely USE would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs may be within the $50,000,000 development commitment of Kennecott Uranium Company for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to mill and site operations during ownership by Minerals Exploration Company, UNOCAL has agreed to fund up to $8,000,000 of such costs (provided such costs are incurred before February 1, 2001 and before mill production resumes), which would be recoverable only out of future mill production (see above). Third, payment of reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are shut down.

Kennecott Corporation will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV, if Kennecott Corporation is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions to Kennecott Corporation only would be required if the liabilities cannot be satisfied within the initial $50,000,000 development commitment, and then only to the extent there are insufficient funds from the accumulated reclamation reserve. In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott Corporation would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USE liability for contribution to mill cleanup costs cannot be predicted.

PERMITS. In March 1993, GMMV applied to the WDEQ for a Permit to Mine the Round Park deposit through the Jackpot Mine, for up to 22 years; this document presently is under review and a hearing has been set on the permit before the Wyoming Environmental Quality Council ("EQC") for the week of September 18, 1995. Until this Permit is granted, no further construction of mine facilities is allowed; no further underground mine development can occur, and the Round Park Deposit cannot be mined.

Initial environmental studies have been submitted to appropriate governmental regulators, and are being reviewed. Applications to appropriate water have been made, and an NPDES permit has been obtained (expiring December 31, 1997). Additional surface water, weather and wetland studies have also been initiated.

In 1993, the BLM, as manager of federal lands, determined that the potential effects of the Jackpot Mine (and associated work areas and roads) on surface and ground waters, air quality, animal habitat and local fauna at Green Mountain should be presented and analyzed by an environmental impact statement ("EIS").
A draft EIS has been prepared by the BLM (funded by the GMMV) and published for public comment. A final EIS is expected to be submitted to the WDEQ in the near future. Following the WDEQ technical review of the Jackpot Mine plan, the Permit Application will be presented for public comment. After the EIS record of decision by the BLM, the Permit to Mine would be issued by the WDEQ (with any amendments to conditions required after public hearings and final WDEQ review).

Also in 1993, an application was submitted to the BLM for upgrading roads to the Sweetwater Mill. This application is still under review as part of the EIS.

Uranium was mined on Green Mountain in the 1970s and 1980s. USE and Crested do not anticipate any adverse environmental impacts from the Jackpot Mine which cannot be mitigated to acceptable levels. Accordingly, the Permit to Mine the Round Park deposit through the Jackpot Mine portal is expected to be issued by the WDEQ in due course, subject to delays from objections and appeals of WDEQ decision by possible project opponents.

The Environmental Protection Agency has promulgated final rules for radon emissions. These regulations affect the mining and milling of uranium and may require substantial expenditures for compliance. GMMV may need to install venting at mine sites, and must monitor radon emissions at the mines, as well as wind speed, direction and other conditions. USE believes all of the uranium operations in which it owns an interest, are in compliance with these rules.

CONCERNING KENNECOTT. Kennecott Corporation is a wholly-owned United States subsidiary of The RTZ Corporation PLC ("RTZ"),. a United Kingdom public company. RTZ is one of the world's leading international natural resource companies and one of the largest companies in the United Kingdom with a market capitalization exceeding $9 billion. Kennecott Corporation owns and operates several mines through wholly-owned subsidiaries, including the Bingham Canyon, Utah open pit copper mine which was started in 1906.

USE has no knowledge of any guarantee by Kennecott Corporation or RTZ of the performance by Kennecott Uranium Company of Kennecott Uranium Company's development commitment under the GMMV joint venture agreement. Further, USE has no knowledge whether earnings of Kennecott Uranium Company are retained by it, or remitted to its parent Kennecott Corporation. Accordingly, performance by Kennecott Uranium Company of its development commitment under the GMMV joint venture agreement is not assured.

SHOOTARING CANYON MILL

ACQUISITION OF PLATEAU RESOURCES. On August 11, 1993, USE purchased from Consumers Power Company ("CPC"), all outstanding stock of Plateau, a Utah corporation. Plateau owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah ("Shootaring Mill"). The Shootaring Mill holds a source materials license from the NRC.

USE paid nominal cash consideration for the Plateau stock, but as additional consideration, USE has agreed:

(a) to perform or cause Plateau to perform all studies, remedial or other response actions or other activities necessary from time to time for Plateau to comply with environmental monitoring and other provisions of (i) federal and state environmental laws relating to hazardous or toxic substances, and (ii) the Uranium Mill Tailings Radiation Control Act, the Atomic Energy Act of 1954, and administrative orders and licenses relating to nuclear or radioactive substances or materials on the property of or produced or released by Plateau; and

(b) to indemnify CPC from all liabilities and costs related to the presence of hazardous substances or radioactive materials on Plateau property, and to any future violation of laws and administrative orders and licenses relating to the environment or to nuclear or radioactive substances.

At closing, Plateau transferred $2,500,000 cash to fund the "NRC Surety Trust Agreement" with a commercial bank as trustee. The trustee is to pay future costs of Shootaring Mill decommissioning, site reclamation, and long term site surveillance, as directed by the NRC. The amount transferred to the trust is the minimum amount now required by the NRC as financial assurance for clean up after permanent shut down of the Shootaring Mill.

Also at closing, Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters, as disclosed above, and against third-party claims related to an agreement between Plateau and the third-party. See Note K to the USE audited Consolidated Financial Statements.

There are no present claims against funds held under either the Trust Agreement or Agency Agreement. Funds (including accrued interest) not disbursed under the Trust and Agency Agreements will be paid over to Plateau upon termination of such Agreements with NRC concurrence.

The consideration paid by USE was determined by negotiation with CPC, taking into account estimated annual Shootaring Mill holding costs, and estimated future Mill decommissioning and site reclamation costs as required by the NRC and the Utah Department of Natural Resources, Division of Oil, Gas and Mining ("DOGM").

The Plateau acquisition was negotiated and closed solely for the account of USE, in light of potential NRC objections to selling Plateau to the USECC joint venture. Subsequent to closing, in September 1993, USE and Crested agreed that after Plateau's unencumbered cash has been depleted, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau operating cash flows, pursuant to the USECC Joint Venture.

SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in south-eastern Utah, approximately 13 miles north of Lake Powell, and 50 miles south of Hanksville, Utah via State Highway 276, then four miles west on good gravel roads. The entire facility occupies 18.9 acres of a 264.52 acre plant site.
The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer 1982. In 1984, Plateau suspended operations and put the mill on standby because of the depressed uranium concentrate market.

Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities have been performed. The current source materials license with the NRC is for a standby operation only and expired on December 31, 1993. Prior to expiration, USE applied for, and expects either license renewal or extension of its expiration date in due course.

Plateau owns approximately 90,000 tons of low grade uranium ore stockpiled at the mill site.

USE intends to cause Plateau to continue maintenance activities pending evaluation of resuming Shootaring Mill operations to process uranium ores to concentrates in anticipation of increased concentrate prices. NRC and DOGM approval will be required prior to commencing such operations.

TICABOO TOWNSITE

Plateau also owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the mill. The Ticaboo site includes a 66 room motel, general store, laundromat facility, 98 single family home sites, 151 mobile home sites, and 26 recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell, and is being operated as a commercial enterprise. USE and Crested plan to further develop the townsite, and have been seeking financial partners. Interim funding for limited improvements on the commercial operations are being provided by a private company affiliated with a director of USE. See Part III, Item 12 "Certain Relationships and Related Transactions."

SHEEP MOUNTAIN PARTNERS ("SMP")

PARTNERSHIP. SMP is a Colorado general partnership formed on December 21, 1988 between USECC, and Nukem, Inc. through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Nukem, of Stamford, Connecticut is a uranium brokerage and trading concern. During fiscal 1991, certain disputes arose among the partners of SMP. These matters are in arbitration and a decision is expected by December 1995 or early in calendar 1996. See Item 3 - "Legal Proceedings."

In February 1988, USE and Crested acquired uranium mines and mining equipment properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. (a subsidiary of Phelps-Dodge Corporation). USE and Crested, doing business as USECC, mined and sold uranium ore from one of the underground mines in fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below SMP mining and milling costs. These Crooks Gap properties are adjacent to the Green Mountain Project.

USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash; the parties thereafter contributed the properties to SMP, in which USE and Crested received an undivided 50 percent interest. Each group provided one-half of $350,000 (later reduced to $315,000) to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions.

SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 because of the arbitration/litigation pending between the parties.

PROPERTIES. SMP owns 77 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines, mining equipment, and an inventory of uranium ore. An ion-exchange plant is located near the SMP properties, but is held by USECC and not SMP. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc.; the rates are from one to four percent on recovered uranium concentrates. Two Wyoming State leases (one for minerals covering 640 acres, and one for surface use covering 142 acres) expired in early 1994, and will not be renewed.

Various structures and equipment are located on the properties: three operating and three non-operating mine headframes with hoists; maintenance shops; offices; and other buildings, equipment and supplies.

SMP also has interests in 59 unpatented mining claims, one State mineral lease and one State surface use lease, which have been conveyed to Pathfinder Mines Corporation ("PMC"). The conveyance originally was made to induce PMC to mill ore produced from the properties, at PMC's mill. These properties contain a previously-mined open-pit uranium mine (the Congo pit) and three underground mines. PMC has the right to mine a portion of these properties (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to SMP. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to SMP. Conversely, SMP has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC has completed an exploration program on a portion of these properties, and advises it presently does not intend any further development. The 59 claims and two leases may be reacquired from PMC by SMP. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

An ion exchange plant on the former PMC properties (and now held by USECC) was used to remove natural soluble uranium from mine water. USE on behalf of USECC has submitted a plan to the NRC to decommission this facility. However, management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

PROPERTY MAINTENANCE. As operating manager for SMP, USECC is responsible for exploration, mining, and care and maintenance of SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. Nukem/CRIC have refused to allow SMP to pay USECC for care and maintenance and other work performed since the spring of 1991. Currently, USECC has a limited care and maintenance staff on site to maintain the mines and pump mine water to prevent flooding of the mines.

SMP MARKETING. Nukem, Inc. was engaged by SMP to provide SMP with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was assigned to and assumed by Nukem, to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts (five remaining) for sales of uranium to eight domestic utilities. SMP had paid annual nonaccountable fees of $300,000 for marketing to Nukem, but SMP ceased making such payments in the spring of 1991, when Nukem/CRIC refused to authorize payment of care and maintenance costs.

SMP's uranium supply contracts either are base-price escalated or market-related (referring to how price is determined for uranium to be delivered). Base-price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. The current base-price escalated contract of SMP requires deliveries of 130,000 pounds of uranium concentrates per year through 1997. The amounts deliverable under the contract may be increased or decreased by the utility, in amounts from 10% to 25%.
Prices of uranium for deliveries under the base-escalated price contract currently exceed prices at which uranium can be purchased in the spot market.

Under the market-related contracts, the purchaser's cost depends on quoted market prices and the price at which a willing seller will sell its U\\3\\O\\8\\ during specified periods before delivery. Some of these contracts place a ceiling on the purchase price, substituting a base-price escalated amount, if the market price exceeds a certain level. Under the terms of the various market-price related contracts, SMP is required to deliver from 903,200 to 1,213,800 pounds of uranium annually from 1996 to 2000, which amounts may be increased or decreased by specified percentages.

Through fiscal 1995, USE and its affiliates have satisfied most of these contracts with either uranium previously produced by SMP, borrowed from others, or purchased on the open market. A number of disputes have arisen among USECC and Nukem/CRIC, and USECC initiated litigation against Nukem, CRIC and certain of their affiliates, which, by stipulation of the parties, is to be resolved by binding arbitration. See Item 3 - "Legal Proceedings."

Nukem's performance under the SMP utility supply contracts has been in dispute since fiscal 1993, and the cooperation of Nukem to assure deliveries to customers pending resolution of the SMP disputes, is not assured.

PERMITS. Permits to operate current mines on SMP properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, an NPDES permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past year, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the McIntosh Pit.

URANIUM MARKET INFORMATION. In recent years there have been several major producers of uranium in the United States (Pathfinder Mines Corporation, Chevron Resources, Uranium Resources Inc., Freeport-McMoRan Resource Partners, L.P., Energy Fuels Nuclear, Inc., Ferrett Exploration, General Atomics and others). Many of these operations are in standby mode due to current low prices for U\\3\\O\\8\\. There are currently several major producers in Canada (Cameco, Cogema Canada, Ltd. and Rio Algom); Australia (Energy Resources of Australia and Pancontinental Mining, Ltd.); Africa (Cogema and RTZ's Rossing unit), and Europe. The market deteriorated as the Commonwealth of Independent States ("CIS"), increased exports to the western uranium spot market, which slowed down the reduction of western inventories.

Uranium is primarily used in nuclear reactors that heat water to drive turbines that generate electricity. There are presently some 546 commercial nuclear power plants worldwide either operating, under construction or planned. Of them, 72 are under construction and 52 are planned. Current worldwide consumption is about 150 million pounds of U\\3\\O\\8\\ per year, but worldwide production is only about 75 million pounds per year. Published reports indicate that approximately 31 percent of the worldwide nuclear-powered electrical generating capacity is in the U.S., 49 percent is in western Europe, and 14 percent is in the Far East. Although the reactors in western Europe have a greater aggregate generating capacity and fuel usage, the supply of uranium for those reactors has been obtained for relatively long periods, and the market requiring the greatest supply of uranium for the next few years is believed to be the United States. The Asia Pacific region is also developing into a significant uranium consumer, due to announced plans for rapid expansion of nuclear power programs in Japan, Korea, Taiwan and the Russian Federation. This region accounts for most of the 72 power plants which are ordered or under construction.

Pursuant to Suspension Agreements signed in fiscal 1993 between the United States Department of Commerce ("DOC") and certain of the Republics of the CIS, to rectify prior damage to domestic United States uranium producers from dumping sales of U\\3\\O\\8\\ by certain CIS republics, all spot sales of U\\3\\O\\8\\ delivered into the U.S. now reflect quota restrictions on U\\3\\O\\8\\ imports from the CIS. However, there are provisions which allow certain long-term uranium sales contracts entered into with domestic utilities prior to March 5, 1992, to be grandfathered.

NUEXCO EXCHANGE VALUE. The market related contracts of SMP are based on an average of the Nuexco Exchange Value ("NEV") for 2, 3 or more months before uranium delivery. The high and low NEV reported on U\\3\\O\\8\\ sales during USE's past five fiscal years are shown below. NUEXCO Exchange Values are reported monthly and represent NUEXCO's judgment of the price at which spot and near term transactions for significant quantities could be concluded. NEVs for fiscal 1993 are higher for U.S. transactions, due to the impact of CIS import restrictions since late 1992. These prices ("US NEV") were reported by NUEXCO for spot sales in the restricted U.S. market.

                                 NUEXCO EXCHANGE VALUE
                               --------------------------
          Years Ended          US $/pound of U\\3\\O\\8\\
                               --------------------------
            May 31,            High                  Low
          -----------          ----                  ---
             1991..............11.70                8.35
             1992...............9.05                7.75
             1993..............10.05                7.75
             1994..............10.20                9.25
             1995..............11.00                9.50

US NEV was $11.85 as of July 31, 1995.

On August 31, 1993, NUEXCO made a public release that clarified its definition of the NEV with reference to restricted and unrestricted terminology, so that the restricted market values apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

In the U.S., uranium is generally supplied to electric utilities under medium to long-term supply agreements, which require deliveries more than one year after entry into the contract. These agreements are designed to provide both the producer-supplier and the customer with comfort as to the amount of uranium desired and the availability of supply at a predictable price. Utilities generally seek supply contracts at least two to three years before their needs occur. It is expected that a large portion of U.S. demand will be secured by electric utilities entering into contracts in the next two to four years. There also is an active spot market, through which approximately 5 to 10 percent of uranium concentrate needs are satisfied.

NUEXCO reports that through the first six months of 1995, U.S. utilities bought 22,100,000 pounds U\\3\\O\\8\\ equivalent in the spot and near term market, and another 64,000,000 pounds U\\3\\O\\8\\ equivalent was purchased under outstanding long-term contracts. A portion of the spot and near term market sales may have supplied purchases under long-term contracts. While total demand in 1994 exceeded domestic production, there remains a near-term supply of U\\3\\O\\8\\ equivalent from domestic producers' inventory, and from unrestricted (i.e., not under quotas) foreign producers current production and inventory. USE expects these and other factors (e.g., weapons grade uranium conversions) will moderate price increases, which otherwise might be expected from the shortfall of United States production meeting demand, into fiscal 1996, in spite of increasing interest from U.S. utilities in renewing long-term contracts at higher than spot market prices. To date in fiscal 1995, long-term contract prices have increased moderately.

GOLD

LINCOLN PROJECT (CALIFORNIA)

SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine) in the Mother Lode Mining District of Amador County, California. This property, formerly held by the Sutter Gold Venture ("SGV"), a mining joint venture, is now wholly owned by USECC Gold L.L.C., a Wyoming limited liability company. Until the end of fiscal 1994, Seine River Resources Inc. (a Vancouver Stock Exchange listed company which is not affiliated with USE or its subsidiaries, "SRRI") was a joint venture party in SGV. USECC Gold is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC").

USECC Gold expects to commence additional exploration and mine development as soon as funding is provided through a joint venture or other source. Although SGMC is in discussions with possible joint venture partners, there can be no assurance that sufficient funding will be made available. It is unlikely, therefore, that this property will be placed into production during the 1996 fiscal year. See "Permits and Future Plans."

USECC Gold and SRRI had intended to operate SGV as equal 50 percent venturers. However, because of SRRI defaults on its obligations, USE and Crested had acquired (through USECC Gold) by the end of fiscal 1993 a 90 percent aggregate equity interest in the Lincoln Project (and the interests in USECC Gold were owned 88.89 percent by USE, and 11.11 percent by Crested). By the end of fiscal 1994, SRRI owed USE and Crested $1,970,507 for SGV property holding costs, permitting costs and mine maintenance expense incurred and paid for by USE and Crested since March 1992, including interest and management fees charged by USE and Crested. As of May 23, 1994 SRRI agreed to assign its remaining 10 percent interest in SGV to USE as payment for the $1,970,507 owed USE and Crested. However, only the $1,389,272 of costs and expenses paid for by USE and Crested was recorded; $581,235 for interest and management fees was written off as uncollectible. SRRI also issued 400,000 common shares of stock and delivered them to USE as final payment of any deficiencies for pre-fiscal 1994 indebtedness (owed by SRRI to SGV) which had been secured with SRRI's interest in SGV and which USE and Crested acquired in lieu of foreclosure (see Note F to the USE Consolidated Financial Statements). SRRI's 10% interest was delivered to USE and Crested in fiscal 1994.

Subsequent to the end of fiscal 1994, the Sutter Gold Venture was terminated, USE and Crested formed Sutter Gold Mining Company, and agreed to exchange their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC"). SGMC is owned 89 percent by USE and 11 percent by Crested; USECC Gold is a subsidiary of SGMC.

SGMC continues to seek an industry partner or other means to obtain the capital necessary for additional exploration, mine development, construction of a gold mill and related facilities, and startup capital to put the gold mine into full production at an initial rate of 300 tons per day.

During fiscal years 1992 through 1995, SGV conducted environmental studies, drafted initial mine and mill designs, mined bulk samples from the Lincoln Mine for assay and mill design purposes, installed an underground water treatment plant to treat mine water seepage, and performed other work to support application for operating permits. See "Properties", below.

PROPERTIES. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 362 acres of surface rights (leased), 217 acres of mineral rights (leased), and 374 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County,

California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside Sutter Creek.

Total land holding costs are estimated at $418,200 for the two fiscal years ending May 31, 1997, including $77,400 for payments on two parcels (14 acres) purchased in 1994; payment of advance royalties and lease rental payments coming due in 1995 and 1996 on other surface and mineral properties, totalling $340,840; and property taxes of $60,000 ($30,000 annually); and other miscellaneous lease payments. Property taxes will increase to about $100,000 annually when the mill is built and the mine is in production.

The leases are for varying terms (the earliest expires in November 1995), and require rental fees, advance production royalties, real property taxes and insurance. Leases expiring before 2010 will generally be extended, so long as minerals are continuously produced from the property that is subject to the lease. Other leases may be extended for various periods on terms similar to those contained in the original leases. Production royalties are from four to seven percent, and up to 20 percent for some areas of high-grade ore. The various leases have different methods of calculating royalty payments (net smelter return, gross proceeds, and net profits interest).

Amador United Gold Mines ("Amador United") was a prior owner of certain leases which it conveyed to the Lincoln Project when owned by Meridian Minerals, in return for which Amador United received a right of first refusal to buy the Lincoln Project and a 20 percent net profits interest in production from any of the Lincoln Project properties. Although all of the properties which Amador United conveyed to the Lincoln Project were relinquished by Meridian as uneconomic or of marginal utility to the Project, Amador United remains entitled to its net profits interest. "Net profits" will be determined by deducting from gross revenues from sale of minerals produced by the Lincoln Project, an amount equal to 105 percent of all costs and expenses in excess of $6,000,000 which are directly or indirectly attributable and necessary or incidental to the acquisition, exploration, development, mining and marketing of minerals produced from all of the properties comprising the Lincoln Project. Costs and expenses are defined to include (but not be limited to): ad valorem real property and personal property taxes; reasonably anticipated reclamation costs; salaries and wages of employees assigned to property acquisition, exploration, development, mining and marketing activities; travel expenses and transportation of employees, material equipment and supplies; all payments to contractors; assay, metallurgical testing and other analyses to determine the quality and quantity of minerals on all of the properties; costs to obtain environmental permits and other permits, rights-of-way and similar rights, as incurred in connection with acquisition, exploration, development, mining and marketing activities; property acquisition and holding expenses; costs for feasibility studies; costs for title curative work; and 1.25 percent monthly interest on such costs and expenses which are not paid.

A separate holder of four of the properties that were assembled by Meridian into the Lincoln Project holds a 5 percent net profits interest on production from such properties, which was granted by Meridian when it acquired the properties. The "net profits" generally will be determined in the same manner as the Amador United net profits interest (i.e., gross mineral revenues less an amount equal to 105 percent of numerous categories of costs and expenses). An additional 0.5 percent net profits interest is held by a consultant to a lessee prior to Meridian's acquisition of the properties, which 0.5 percent interest covers the same properties in the Lincoln Project.

There have been an estimated $15,000,000 of investments to date in the Lincoln Project by Meridian and USECC Gold, and current estimates call for up to $17,974,000 of additional investment to put the properties into full production. Payment of any amount to Amador United and the other holders of net profits interests will only occur after the Lincoln Project has generated gross revenues in excess of the amount invested. Lease royalties burdening the Lincoln Project properties are in addition to Amador United's net profits interest.

In connection with SRRI's transfer of interests in the Lincoln Project to USE and Crested at formation of the SGV, and thereafter upon USE's and Crested's acquisition of SRRI's remaining interests in SGV due to default by SRRI, Amador United was provided notice of its right of first refusal to acquire such interests for amounts equal to USE's and Crested's advances to SRRI. Amador United has made technical objections to the notices given, however, USE and Crested believe these objections are without merit.

Since fiscal 1991, USE and Crested expended $12,305,000 to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, project permitting costs, holding costs, and related general and administrative costs, which amount includes advances by USE and Crested to cover SRRI's share of such costs. The amount of such expenditures during the 1995 fiscal year was $675,100.

GEOLOGY AND RESERVES. The minerals consulting firm Pincock, Allen & Holt ("PAH") has prepared a prefeasibility study of the Lincoln Project. PAH reviewed core drilling data on the Lincoln Zone on 100-foot centers from the surface, and drilling on the Comet Zone from both surface and underground. PAH also reviewed data from drilling on the Keystone Zone from surface on 200-foot centers. Total data is from 162 exploration core holes (surface and underground), with total footage of 64,700 feet. PAH based its estimate of proven reserves on mineralized material within 25 feet of sample information; probable reserves were based on material located between 25 and 50 feet of
sample information.   In nearly all cases, the veins (approximately 17 in
number, though at some points several veins appear to briefly converge) in the three areas sampled are believed by PAH to extend well beyond these limits.

Using a cutoff grade of 0.25 ounces of gold per ton in place, PAH estimates the Lincoln Project contains 194,740 tons of proven and probable reserves grading
0.57 ounces of gold per ton. If operating economics indicate a lower cutoff grade is feasible, the tonnages for the stated reserves would be increased.

In fiscal 1992, SGV mined 8,000 tons of material (including waste rock and low grade mineralization) out of drifts and raises off the Stringbean Alley decline (see "Permits and Future Plans", below) in a bulk sampling program to test mining techniques and milling recoveries. Milling results indicated at least 94 percent of the gold in the ore should be recoverable with gravity, flotation and cyanidation milling circuits (1,400 ounces of gold were recovered in this program). Subsequent metallurgical tests by the engineering firm Brown & Root, Inc. (using test data from the Lincoln Project developed by Hazen Research, Inc.) indicate mill recovery could be in excess of 96 percent. PAH has estimated the recovery rate as between 93 and 95 percent.

The geology within the Lincoln project is typical of the historic Mother Lode region of California, with a steeply dipping to vertical sequence of metavolcanic and metasedimentary rocks hosting the gold-bearing veins. Depending on location along the strike length on the vein systems, the gold-bearing veins are slate, metavolcanic greenstone, or an interbedded unit of slates and volcanics. The Lincoln Project covers over 11,000 feet of strike length along the Mother Lode vein systems.

PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the Lincoln Mine and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course.

Initial mining using standard cut-and-fill overhead stoping techniques, is planned for the Lincoln and Comet Zones, by an existing 15 feet by 12 feet by 2,800 feet decline (the Stringbean Alley decline), which runs from the surface down through the Comet and into the Lincoln Zone. Screened tailings from the mill flotation circuit will be used to back-fill the stopes and stabilize the wall rocks; this recycling will also greatly reduce the volume of tailings going into the tailings ponds. In the pre-production stage, the Stringbean Alley decline will be extended down to 750 feet, then a drift driven back horizontally along the 750 foot level (above sea level).

The CUP requires that within 18 months after operations start up, a new decline (to be named the Lincoln Decline) will have to be completed running for 1,850 feet from the surface at the mill site (1,340 feet above sea level) down to a new drift to be driven at the 1,000 foot (above sea) level; the new decline will be used for access of mining personnel and supplies to the underground workings, as well as to permit ore haulage up the decline by conveyor, thus eliminating ore haulage on the surface from mine portal to the mill.

Concurrently with production mining, SGMC intends to maintain an aggressive underground development program to delineate (on an on-going basis) two to three years of developed ore in sight.

Preliminary estimates are that SGMC will require up to $17,974,000 financing to construct the mill and prepare the mine for full scale production, and for interim holding costs. The mill design has been reviewed by PAH, and SGMC expects to follow PAH's recommendations in building the recovery circuits. The mill will be constructed to allow a 500 ton per day operations, but initially equipped so as to handle 300 tons per day throughput. Exclusive of attached lab and other support facilities, the central mill building is expected to cover approximately 20,000 square feet, and will be constructed with interior mezzanine levels to hold different banks of equipment. Adequate power is available at the boundaries of the Lincoln Project from the local utility; water also is available from a utility if needed, although the Lincoln Mine is expected to produce adequate water for mining and milling operations.

SGMC is in discussions with possible joint venture partners, to provide additional funding, but there can be no assurance that sufficient funding will be made available to proceed with mine development.

MOLYBDENUM

As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX, Inc. (which merged with Cyprus Mineral Company and was renamed Cyprus Amax Minerals Company in November, 1993) delineated a deposit of molybdenum containing approximately 146 million tons of mineralization averaging 0.43% molybdenum on the properties.

Advance royalties are paid in equal quarterly installments, until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to the USE and Crested. During fiscal 1995, USE recognized $85,500 of advance royalty revenue under this arrangement. These royalties are shown in the Statements of Operations as a component of gains from restructuring mineral properties agreements. See Note F to the USE

Consolidated Financial Statements. The royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production. The Agreement with AMAX also provides that USE and Crested are to receive $2,000,000 (one-half to each), at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 received by AMAX. The Company has asserted that the reported merger of AMAX into Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax has rejected such assertion and the Company is considering its remedies.

Subsequent to May 31, 1994, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar
1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised its option in August, 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties will resume in mid-fiscal 1996.

MOLYBDENUM MARKET INFORMATION

Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when the companies merged.

Worldwide demand for molybdenum in calendar 1994 was reportedly 220 million pounds, its highest level ever. Production for that period was about 210 million pounds, but is projected to increase to 220 million pounds in 1995 as excess capacity of the primary producers is put back into production. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1996.

Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical molybdic oxide (the principal product) in September 1994, to $15.50-17.50 per pound in February 1995. However, by mid-August 1995 prices had declined to $4.25 to $5.00 per pound.

PARADOR MINING (NEVADA)

USE and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), on certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party. They have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

USE, Crested and Parador have informed BGBI that payments are owed to them pursuant to extralateral rights on the claims. BGBI in turn has initiated legal proceedings to establish the rights of the various parties in the claims. Thereafter, Parador notified BGBI that BGBI had defaulted in its lease and that Parador had terminated the lease. BGBI denies that it has defaulted. The case was set for July 1995 but because of a conflict, the Judge reset the case for December 11-14, 1995. See Item 3 - "Legal Proceedings."

OIL AND GAS.

FORT PECK LUSTRE FIELD (MONTANA). USECC conducts oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana; five wells are producing, and USE and Crested receive a fee based on oil produced. USE is the operator of record. No further drilling is expected in this Field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

ENERGX, LTD. FORT PECK GAS PROJECT. Energx, LTD., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Assiniboine and Sioux Tribes, signed in October 1993 an "Agreement Between The Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation and Energx, LTD. to Explore, Develop and Produce Shallow Gas." This Agreement has been approved by the Secretary of the Interior and the United States Bureau of Indian Affairs. Energx intends to drill and test three exploratory wells, and otherwise develop the area in conjunction with NuGas Resources U. S. Inc. ("NuGas"). If Energx determines there is potential for a natural gas field, Energx (and NuGas) will have exclusive exploration rights for shallow gas (down to the top of the Muddy formation, approximately 4,000 feet) on approximately 325,000 acres of tribal mineral lands on the Reservation for a period of five years. The Agreement is renewable for successive five year terms, provided Energx drills another five exploration wells during each term. The first three dry holes would be funded by NuGas.

With additional fee and Tribal allotted acreage assembled by Energx and NuGas, and the 170,000 acres subject to a farmout agreement with Placid Oil (see below), the Agreement now covers approximately 500,000 contiguous acres within the Fort Peck Indian Reservation.

Durring the initial exploration program, proceeds from production will be allocated to NuGas to recoup the initial eight wells' drilling and completion expense (except for up to three dry holes), Thereafter, net revenues will be allocated 40 percent to the Tribes and 60 percent to Energx and NuGas. Pursuant to United States Law, only the Tribes may own beneficial interests in reservation minerals; Energx' and NuGas' share of net revenues is compensation for operating services.

The Fort Peck tribal lands are believed to contain significant shallow gas deposits, analogous to the Bowdoin Gas Field (eastern Montana) and other Cretaceous age gas producing reservoirs in the Northern Great Plains Gas Province. Numerous wells drilled for deep oil on the Fort Peck tribal lands have documented shallow gas shows. However, no reserves have been established for the acreage subject to the Agreement with Energx. Two major gas transmission systems cross the Fort Peck Reservation (Northern Border and Williston Basin).

NUGAS RESOURCES (U.I.) INC. AGREEMENT. By the Joint Venture Agreement ("JVA") of July 18, 1994, NuGas is obligated to Energx to drill and complete (or abandon) at NuGas' sole expense, eight exploratory shallow gas wells on the Fort Peck Reservation (three before December 31, 1994, now extended to late fall 1995, and five more by July 1, 1996), to earn a one-half interest in Energx' rights under the Fort Peck Shallow Gas Agreement. Well gathering, gas dehydration and related equipment costs will be shared equally by NuGas and Energx. Energx will not be required to contribute to the costs of drilling the first eight exploratory wells.

NuGas has contributed $100,000 to pay for costs of acquiring leases and easements on non-Tribal lands contiguous to Tribal lands, to assemble adequate sized drilling units for the first three exploratory wells. Due to the unexpected complexity of assembling the necessary land packages, NuGas and Energx have postponed the drilling of the initial exploratory wells until late in the fall of 1995.

NuGas and Energx each will receive 50 percent of proceeds from gas produced and sold from the initial eight wells, until NuGas receives 50 percent of such wells' drilling, completion, geological and equipping costs; thereafter, distributions will be shared 30 percent each to NuGas and Energx, and 40 percent to the tribes pursuant to the Fort Peck Shallow Gas Agreement. NuGas will not be entitled to recoup any of drilling and geological costs related to up to three dry holes drilled in the initial eight well drilling program. All activities after the initial exploration drilling program will be funded equally by NuGas and Energx.

Energx received $200,000 under the JVA as a prospect generation fee, and will be the operator of record.

NuGas is a subsidiary of a Toronto Stock Exchange company with substantial experience in shallow gas exploration and production, principally in the northern plains states and Canada, where the company currently operates more than 500 shallow gas wells and produces 30,000,000 cubic feet of gas per day.

FARMOUT AGREEMENT. In late August 1995, Placid Oil Company, a subsidiary of Occidental Petroleum and other parties (hereafter together referred to as "Placid"), submitted a Farmout Agreement to Energx and NuGas which is currently under review. Under the proposed agreement, Energx and NuGas as operator will have the right to drill and complete shallow gas wells on approximately 170,000 acres of non-Tribal lands within the Fort Peck Indian Reservation, at the sole expense of the operator. The Farmout Agreement contemplates three phases: (i) drilling and completion (or abandonment) of three test wells on widely dispersed drilling locations; (ii) subject to performance of (i), continuous drilling and completion (or abandonment) of option wells, also on widely dispersed drilling locations; and (iii) subject to performance of (i), continuous drilling and completion (or abandonment) of additional wells on blocks not covered by (i) and
(ii). The first three wells are to be drilled on specific sections within the 170,000 acres.

Drilling of the first test well is to commence in October 1995; the last of the three wells is to be drilled and completed (or abandoned) within 45 days of the commencement of drilling the first well. Upon completion of the last test well, and on or before June 1, 1996, the operator has the option to continue drilling on the acreage until March 31, 1997, with not more than 30 days to elapse between completion (or abandonment) date for a well and commencement of drilling of the next well, until all the acreage has been fully developed.

On or before the March 31, 1997 Farmout Agreement termination date, the operator shall make an election as to each lease in the acreage that is undeveloped or which covers lands not included in a producing unit from the drilling of test or option wells, to (i) continuously drill wells so as to fully develop the lease on 160 acre units, (ii) pay Placid $35.00/acre rental on the desired acreage, or (iii) forego the subject acreage and reassign it back to Placid, et al.

In addition to lessor royalties, Placid will receive a 6 percent overriding royalty interest on the acreage developed under the Farmout Agreement. Operator will reimburse Placid for delay rentals on the acreage until placed into production.

Energx has agreed with NuGas that NuGas' payment of all drilling and completion (or abandonment) costs on the three test wells under the Farmout Agreement will constitute performance by NuGas as to the first three wells required under the Energx/NuGas agreement. In turn, the Tribes have agreed that drilling and completion (or abandonment) of the three test wells under the Farmout Agreement will be accepted in lieu of drilling the first three test wells required under the Fort Peck Shallow Gas Agreement. Energx will be an equal participant with NuGas in paying for the Farmout Agreement option wells' drilling and completion (or abandonment) costs and production proceeds therefrom.

WIND RIVER BASIN, WYOMING - MONUMENT BUTTE PROSPECT. Approximately 30,000 acres of BLM leases (10 year term) in Fremont County, WY are now held by Energx, and are believed to be prospective of shallow coalbed methane and conventional stratigraphic natural gas and oil deposits. Acreage in this part of the basin has been leased by major oil and gas companies in the past, but very little of the Energx acreage has been drilled. Energx expects to negotiate farmout arrangements with other companies to test the acreage. Two large independent oil and gas exploration and production companies have acreage near Energx's positions.

BIG HORN COUNTY, MONTANA - BIG HORN PROSPECT. On October 24, 1994 Energx signed a Prospect Participation Agreement with Harrington & Bibler, Inc. ("H&B"), Kalispell, Montana, by which Energx had the right to acquire 53 percent of H&B's coalbed methane rights in approximately 24,000 contiguous acres in Big Horn County, Montana. H&B has represented it holds a minimum 81 percent net revenue interest in the leases covered by the Prospect Participation Agreement. Approximately another 24,000 acres were acquired jointly with H&B. Energx' rights to earn were subject to Energx drilling and completion through setting of production casing, at Energx expense, seven wells down to the first coalbed methane producing horizon (but not more than 1,000 feet).

All the acreage is prospective of coalbed methane gas. The drilling schedule required under the Prospect Participation Agreement was to have been completed by June 30, 1995. No wells have been drilled by Energx to date. However, due to lack of access agreements from surface interest owners, the BLM (at Energx's request) has suspended expiration of the leases targeted for drilling, and in turn granded an extension of the drilling schedule for the seven wells. Current status of surface access to the acreage surrounding three of the wells presently is uncertain.

No drilling schedule has been established for the other 12,500 acres, whereon drilling and completion costs would have been shared equally by Energx and H&B.

In early September 1995, Energx elected to cease paying delay rentals on all acreage covered by the Prospect Participation Agreement, thereby terminating the agreement, and resigned as operator of the project.

Energx operations to date have been funded with USECC equity investments and advances, and transaction revenue (the NuGas prospect generation fee). Energx expects to fund future operations by a combination of private equity financing and by seeking industry and private investor participation on prospects. However, due to depressed gas prices in calendar 1995, equity financing as well as joint venture industry participation of natural and coalbed methane gas projects has been difficult to obtain. Accordingly, in fiscal 1996 Energx will be monitoring its acreage positions (other than Fort Peck) to evaluate whether to continue paying the acreage holding costs and/or drill to earn acreage rights (as applicable), or to turn operations over to another company in the industry in exchange for an overriding royalty from future production payable to Energx.

COMMERCIAL OPERATIONS

THE BRUNTON COMPANY

Brunton operates in the industry segment of manufacture and sales of outdoor professional and sporting products and professional engineering products. All common stock of Brunton not previously owned by USE was acquired by USE as of May 1994, in exchange for 276,470 registered common shares of USE.

Brunton is the manufacturer of the original Brunton pocket transit (developed by D.W. Brunton in 1884), and has been manufacturing and marketing pocket transits to the professional surveying, mining, geology and military markets world wide since 1972, when the product line was purchased from a Denver company and moved to Riverton, Wyoming.

Brunton also manufactures and sells a line of sporting compass products, and imports and distributes optical products and Lakota cutlery, having acquired
Lakota cutlery in 1982.   These products are marketed through traditional
sporting goods channels by distributors, catalog houses, retailers and chain stores nationally and internationally. Additional markets include ad specialty, military and the U.S. government. A majority of the products are marketed as quality items commanding premium prices.

Brunton sales for fiscal 1995 (compared to fiscal 1994) by product line were:
39 percent (35 percent) sporting compasses; 22 percent (26 percent) professional products; 31 percent (27 percent) optical products; and 6 percent (7 percent) cutlery. The balance of 1995 revenues were from interest income, paint shop custom work, and warranty service. All Brunton sporting products experience seasonal sales, with stronger sales in July through December and declining in January and February. No customer accounted for more than 10 percent of Brunton sales in any of the three fiscal years ended May 31, 1995. Loss of any one of the major customers would not have a material adverse effect on Brunton, however, loss of more than one in any one product line could cause significant market share loss.

Brunton has 37 full-time employees and 15 part-time employees, none under collective bargaining agreements. Employee relations are considered satisfactory.

PROFESSIONAL PRODUCTS

POCKET TRANSITS AND ACCESSORIES. Brunton is a manufacturer of pocket transits. This instrument is a hand-held compass with a mirrored protective cover and long bar sight, capable of calculating both horizontal (compass bearings) and vertical (inclination) angles. Primary advantages of the pocket transit include small size and accuracy.

Several versions of this instrument are produced to satisfy the needs of civil engineers, mining engineers, archaeologists, foresters, geologists and military personnel. Many units are waterproof. Numerous product options, high quality and ready serviceability separate Brunton instruments from its competition. Suggested retail price for the pocket transit range from $191 to $274 per unit. Brunton also manufactures and sells non-magnetic tripods and field accessories.

Professional products are sold on a direct basis to 240 wholesale dealers, distributors and catalog supply houses throughout the world. In addition, Brunton markets professional products to the U.S. government (GSA) and military organizations including the U.S. Army.

Brunton faces competition for its pocket transits with look-a-like models manufactured in the far east by companies substantially larger than Brunton who include their competing product as one of several surveying type instruments available from the company. Despite larger competitors, and despite somewhat higher prices for Brunton pocket transits, management believes Brunton holds a majority of the United States market share for the pocket transit market. This is due to name brand recognition, highest quality workmanship, excellent wholesale and consumer service and consistent advertising programs.

Sales of pocket transits are seasonal with increased sales in the spring and summer due to minerals exploration and college/university field exercises. Brunton currently seeks to increase penetration of South American markets to counter seasonality of North American sales.

One customer accounted for 13 percent of professional product sales in fiscal 1995. Loss of this customer would not have a material adverse effect on Brunton.

SPORTING PRODUCTS

There are three lines of Brunton sporting products: compasses, optics and cutlery. Compasses and optics are marketed under the Brunton name; cutlery is marketed under the Lakota label.

COMPASSES. Brunton map compasses were first introduced in 1979 to the general sporting goods market. To the best of management's knowledge, Brunton compasses continue to be the only 100 percent made in USA map compasses. A complete priced line of compasses (22 different models) is offered, with a suggested retail price range of $3.99 to $274. All sporting compasses are liquid damped, which means that the compass housing contains a clear oil-based fluid to dampen the action of the magnetic needle, which allows for quicker and more accurate instrument readings.

Two national discount chains accounted for approximately 26 percent of compass sales in fiscal 1995, compared to 21 percent in fiscal 1994. Loss of these customers would have a material impact on Brunton's operations.

Competition in the compass line is provided by several foreign firms, including Silva in Sweden and Suunto in Finland. Brunton is unable to determine its market share for compass sales, as data therefor are unreliable, but Silva and Suunto are believed to have larger market shares than Brunton in the United States compass market; such companies are believed to have resources substantially greater than Brunton.

OPTICS. Brunton optics include a range of high quality binoculars and monoculars, which are manufactured primarily in Japan and Korea to Brunton specifications. Brunton optical products are targeted to wholesale accounts that market to quality conscious consumers willing to pay premium prices for quality optical products. Additional features are found on its optics, including upgraded lenses and prisms, fully-coated optics, long eye relief (so eyeglass wearers can enjoy full field of view), and lens coatings (to significantly reduce both ultraviolet (UV) and infrared (IR) light from entering the product). Suggested retail prices for the 11 standard optical products range from $99 to $749. A new optics product introduced in fiscal 1995 is the Intelloptics/tm/ binoculars line, featuring LED and range finding micro electronic components, whereby the user can focus on distant objects and immediately determine their distance from the user.

Brunton optical products compete with products form at least ten other firms, all of which have a larger percentage of the United States binocular market. Most of these competitors have substantially greater marketing and other resources.

Substantially all optics are manufactured for Brunton by one Japanese firm. Although the services of such firm could be replaced if necessary, attendant delays would adversely impact Brunton and could result in eroding market share. Relations between such firm and Brunton are considered excellent. However, further erosion of the dollar against the yen could lead to price increases which may be difficult for Brunton to pass along to customers.

Loss of any one of the major customers would not have a material adverse effect on Brunton, however, loss of more than one in the same product line could cause significant market share loss.

CUTLERY. Lakota cutlery offers high quality cutlery for the outdoors person, with models that include unique lockback and fixed blade designs. Lakota cutlery is manufactured in Japan by a quality conscious subcontractor. Leather sheaths and packaging are assembled at Brunton headquarters. A majority of Lakota designs are for hunters, campers and fishermen. Twenty models are currently in the Lakota line, with a suggested retail price range of $15 to $171. The current cutlery manufacturer could be replaced if necessary, although Brunton would be adversely affected depending on the lead time required for a new firm to come on line.

Lakota cutlery faces competition from over ten competitors, all of which have larger United States market shares and greater marketing and other resources than Brunton.

All Brunton sporting products are distributed throughout the United States and overseas markets by its direct sales force and manufacturers sales representatives, to over 1,000 retailers, including sporting goods retailers, mass merchandisers, catalog houses, cutlery shops, and certain U.S. Army/Navy PX stores. In addition, Brunton sells some of nearly every model of its products to corporations and other organizations for promotional purposes, premium and employee gift award programs, and corporate identity programs.

In fiscal 1995, foreign sales represented 14 percent of Brunton sales (all lines), and sales in the United States represented 86 percent of sales. These percentages are not expected to change materially in fiscal 1996.

INTELLECTUAL PROPERTY

Brunton currently holds United States utility patent Nos. 4,175,333 (expires
2005), covering its pocket transit, and 5,079,846, covering a liquid-type survival compass (expires 2009). Eight other United States utility patents are held which cover different compass constructions that expired in 1993 to 1994, and one United States utility patent (4,578,864) is held on a cutlery model (expires 2002).

Five United States design patents are held on compasses and cutlery, which expire between 1998 and 2004.

United States patent applications are filed for significant new products, as developed. No notice of adverse determinations has been received with respect to pending applications.

Foreign patent protection in certain countries (principally Canada and Europe) has been obtained on a limited number of products.

REAL ESTATE AND OTHER COMMERCIAL OPERATIONS

USE owns varying interests, alone and with Crested, in affiliated companies engaged in real estate, transportation, and engineering businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. through Plateau. Activities of these subsidiaries in these business sectors include a variety of real estate operations (ownership and management of a commercial office building, ownership and management of a trailer home park in Riverton, Wyoming, and ownership and management of town sites and a motel facility in Ticaboo, Utah). WEA owns and operates an aircraft fixed base operation with fuel sales, charter planes and flight school in Riverton, Wyoming.

USECC

WYOMING PROPERTIES. USECC owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested and is adequate for their executive offices. USECC also owns and operates Wind River Estates, a 100-unit trailer park on 19.7 acres in Riverton. The preceding two properties are mortgaged to the State of Wyoming as security for future reclamation work on the SMP properties.

USECC owns a fixed base aircraft operation at the Riverton Municipal Airport, including a 10,000 square foot aircraft hangar and associated offices and facilities. This operation is located on land leased from the City of Riverton, for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The annual rent is presently $1,156 (adjusted annually to reflect changes in the Consumer Price Index), plus a $0.02 fee per gallon of fuel sold.

On June 14, 1995, USECC signed a six year option to acquire a 7,200 square foot hangar at the Riverton airport, for $110,000, from a private company affiliated with a director of USE and of Crested. See Part III, Item 12, "Certain Relationships and Related Transactions." The purchase price under the option agreement is a minimum $110,000, subject to upward adjustment for market values for similar improved commercial real estate in Riverton.

USE and Crested also own 18 undeveloped lots on 26.8 acres of the Wind River Airpark near the Riverton Municipal Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

USECC owns various buildings, 600 city lots and other properties at the Jeffrey City townsite in south-central Wyoming. More than 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation.

USE owns five city lots and a 20-acre tract with improvements including two smaller office buildings and three other buildings with 19,000 square feet of office facilities, 5,000 square feet of laboratory space and repair and maintenance shops containing 8,000 square feet, all in Riverton, Wyoming.

COLORADO PROPERTIES. In connection with the AMAX transaction for the molybdenum properties near Crested Butte, Colorado, USECC acquired an option from AMAX (now Cyprus Amax) to purchase (until June, 2002) approximately 57 acres for $200,000 in Mountain Meadows Business Park, Gunnison, Colorado. The property is zoned commercial and industrial, and is adjacent to Western State College. In fiscal 1995, USECC and Cyprus Amax agreed on exercise of the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000), plus payment of certain expenses i.e. real property taxes from 1987 and other expenses amounting to

$19,358. See "Minerals -Molybdenum" above. Thereafter, USE (together with Crested) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado. If both options are exercised, the combined purchase price is US$1,851,920. The acreage is not otherwise encumbered and was sold in fiscal 1995.

The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was repaid during fiscal 1995. 19.25 acres have been deeded to Pangolin; the remaining acreage secures the note, and will be released to the buyer against principal payments on the note as development (mixed commercial and residential) advances. The remaining note bears interest at 7.5% per annum.

The second option covers 472.5 acres of ranch land northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secure the notes, and will be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred to be recorded as the notes are paid.

Both notes ($145,500 and $630,870) will require annual payments of accrued interest: the larger note accrues interest at 7.5 percent; the initial interest rate on the smaller note was 7.5 percent through August 28, 1995 and 12 percent thereafter (with a $35,000 principal payment on the first anniversary).

CANYON HOMESTEADS, INC.

UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see Minerals - Uranium-Shootaring Mill and Facilities, above). In fiscal 1994, a swimming pool was built at the motel. In fiscal 1995, USE agreed to acquire the minority interest in the joint venture from a nonaffiliate. Further recreational improvements to the townsite are planned for fiscal 1996, to develop a commercial operation directed to Lake Powell tourists. However, as the anticipated joint venture partners did not fund development plans in fiscal 1995, (and the proposed joint ventures for such purpose were not formed), and USE and Crested have not been successful in finding other sources of development funding, limited interim funding has been provided by a private company (Arrowstar Investments, Inc.) controlled by USE affiliates. See Part III information ("Certain Transactions").

CONSTRUCTION

FOUR NINES GOLD, INC. On May 5, 1995 FNG was awarded a 14 month $2,584,434 contract by the City of Lead, South Dakota for municipal road and drainage construction, and rock slide area stabilization. As of August 4, 1995, change orders by the City of Lead have increased the contract to $3,178,615 and FNG had performed 42 percent ($1,330,391) of the contract, billing $1,197,351 (after 10 percent retainage by the City of Lead against completion of the project). As of August 4, 1995, $965,584 had been paid, and $231,767 was due. FNG expects the contract to be profitable

See Note I to USE Consolidated Financial Statements for information concerning a significant customer in the minerals business. Neither commercial nor construction operations are dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on USE.

RESEARCH AND DEVELOPMENT

USE has incurred no research and development expenditures, either on its own account or sponsored by customers, during the past three fiscal years.

ENVIRONMENTAL

USE operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations impact USE. Similar laws in California affect SGMC operations. Utah statutes will effect Plateau's operations.

To USE's knowledge, it is in compliance in all material respects with current environmental regulations. To the extent that production by SMP, GMMV or SGMC is delayed, interrupted or discontinued due to need to meet additional provisions which relate to environmental protection, future USE earnings could be adversely affected.

CERTAIN PERMITS, COSTS

A number of legislative proposals and regulations have been introduced in Congress and in the legislative bodies of various states which, if enacted, would significantly affect the minerals industry. For example, in fiscal 1993 the Mining Law of 1872 was revised to change methods of acquiring and maintaining mining claims on public lands, by requiring the payment of an annual fee of $100 per claim for assessment rather than performing $100 worth of work on each unpatented mining claim. This law already has affected USE, as a number of unpatented claims were dropped in fiscal 1993 due to high holding costs. A limited number of such claims are currently held.

Status and estimated future costs for permits not previously disclosed in this Report follow:

CROOKS GAP. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. To date, a notice of minor violations was received from the NRC, which USE has resolved. USE has applied to the NRC for permission to decommission and decontaminate the plant, dispose low level waste into the Sweetwater Mill tailings cell, and keep intact such of the facility as does not require dismantling. Costs for this two year effort (once approved by the NRC) are not expected to exceed $150,000. Management of USE and Crested are reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

GMMV. During the fiscal year ending May 31, 1995, expenditures by GMMV to comply with provisions of the mine permits and licenses, or otherwise to protect the environment, were approximately $200,000, of which approximately 50 percent were for capital expenditures. There ultimately will be an effect on USE earnings from environmental compliance expenditures by GMMV, since GMMV operations will be accounted for by the equity method. GMMV's expenses for compliance with environmental laws (as well as other matters) are not expected to materially affect USE cash flow during the next two years, as Kennecott will fund the first $50,000,000 of costs of GMMV.

Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining.

USE does not anticipate that expenditures of SMP, GMMV and SGMC to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial impact on the USE's competitive position.

EMPLOYEES

USE has 54 full-time employees not including Brunton. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. Payroll expense has been shared by USE and Crested since 1981.

MINING CLAIM HOLDINGS

The majority of mining properties owned by USE are unpatented mining claims, valid title to which depends upon numerous factual matters. Due to changes in the 1872 Mining Law, USE and/or its co-venturers is obligated to pay $100 annual per claim in order to preserve the right to possession of unpatented mining claims. In addition to annual rental fee obligations there are a number of technical requirements which must be met to establish a valid mining claim. Satisfaction of these technical requirements cannot be assured.

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

ARBITRATION. On June 26, 1991, CRIC submitted certain disputed matters concerning SMP to arbitration before the American Arbitration Association in Denver, Colorado, to which USE and Crested filed a responsive pleading and counterclaim alleging violations of contracts and duties by CRIC related to SMP. CRIC asserted that USE and Crested, d/b/a/ USECC, were in default under the SMP partnership agreement ("SMP Agreement"). Prior to initiation of arbitration proceedings, USE and Crested had notified CRIC it was in default under the SMP Agreement. The issues raised in the arbitration proceedings were generally incorporated in the Federal proceedings (see below), wherein the U.S. District Court of Colorado stayed further proceedings in arbitration. See "Stipulated Arbitration", below.

FEDERAL PROCEEDINGS. On July 3, 1991, USE and Crested ("plaintiffs") filed Civil Action No. 91-B-1153 in the United States District Court for the District of Colorado against CRIC, Nukem and various affiliates of CRIC and Nukem (together, the "defendants"), alleging that CRIC and Nukem misrepresented material facts to and concealed material information from the plaintiffs to induce their entry into SMP Agreement and various related agreements. Plaintiffs also claim CRIC and Nukem have wrongfully pursued a plan to obtain ownership of the USE-Crested interests in SMP through various means, including overcharging SMP for uranium "sold" to SMP by defendants. Plaintiffs further allege that defendants refused to provide a complete accounting with respect to dealings in uranium with and on behalf of SMP, and that certain defendants misappropriated SMP property and engaged in other wrongful acts relating to the acquisition of uranium by SMP.

Plaintiffs requested that the court order rescission of the SMP Agreement and related contracts, and ask the court to determine the amounts payable to CRIC by USECC as a result of any such rescission order to place the parties in status quo. USE and Crested also requested that the court order defendants to make a complete accounting to them concerning the matters alleged in the Amended Complaint. They requested an award of damages (including punitive, exemplary and treble damages, interest, costs and attorneys' fees) in an amount to be determined at trial. Plaintiffs further requested imposition of a constructive trust on all property of SMP held by defendants, and on profits wrongfully realized by defendants on transactions with SMP.

The defendants filed various motions, an answer and counterclaims against plaintiffs, claiming plaintiffs misappropriated a partnership opportunity by being involved with Kennecott on the Green Mountain uranium properties. Defendants also requested damages (including punitive, exemplary and treble damages, interest costs and attorney fees).

STIPULATED ARBITRATION. In fiscal 1994, the plaintiffs and defendants agreed to proceed with exclusive, binding arbitration before a panel of three arbitrators with respect to any and all post-December 21, 1988 disputes, claims and controversies (including those brought in the 1991 arbitration proceedings, the U.S. District Court proceeding and the Colorado State Court proceeding described below), that any party may assert against the other. All pre-December 21, 1988 claims, disputes and controversies pending before the U.S. District Court have been stayed by stipulation between the parties, until the arbitrators enter an order and award in the arbitration proceeding.

In connection with agreeing to proceed to arbitration as stated above, the plaintiffs have affirmed the Sheep Mountain Partners partnership, and are proceeding on common law damages and other claims in the arbitration. Approximately $15 million cash, comprising part of the damages claimed by plaintiffs, has been placed in escrow by agreement of the parties pending resolution of the disputes. Both parties are claiming substantial additional damages.

The arbitration evidentiary proceedings were completed on May 31, 1995, following which the parties filed with the arbitrators proposed findings of fact and conclusions of law and proposed awards on August 7, 1995. Nukem and CRIC have alleged, among other things, that USECC violated its fiduciary duty to SMP; transferred USECC's interest in SMP to Kennecott in violation of the SMP partnership agreement; breached the Uranium Marketing Agreement between USECC and Nukem; failed to perform under the Operating Agreement for the Sheep Mountain properties, and overcharged SMP. NUKEM and CRIC seek damages against USECC in the amount of $47,122,535.

For its claims, USECC is seeking damages against Nukem and CRIC in an amount exceeding $200 million, which amount USECC requested be trebled under RICO and similar state law provisions.

The award of the arbitrators is expected by December 1995 or early in calendar 1996. As in most litigation, there is no assurance of the outcome.

COLORADO STATE COURT PROCEEDING. On September 16, 1991, USE and Crested filed Civil Action No. 91CV7082 in Denver District Court against SMP, seeking reimbursement of $85,000 per month from the spring of 1991 for maintaining the SMP underground uranium mines at Crooks Gap on a standby basis. On behalf of SMP, CRIC filed an answer, affirmative defenses and a counterclaim against plaintiffs. Plaintiffs filed a motion for summary judgment; the court denied the motion and stayed all proceedings pending resolution of the Federal proceeding, which in turn have been stayed through arbitration (see "Stipulated Arbitration" above).

BGBI LITIGATION

On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District of Nye County, Nevada, naming USE, Crested, USECC, Parador and H. B. Layne Contractor, Inc. ("Layne"), as defendants. The complaint primarily concerns extralateral rights associated with two patented mining claims owned by Parador and initially leased to a predecessor of BGBI. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine.

The BGBI complaint alleges Layne owns 20 unpatented mining claims adjacent to or in the vicinity of the subject claims, which 20 claims are allegedly under lease by Layne to BGBI. BGBI seeks a declaratory judgment on any extralateral rights of defendants to the various claims at the Bullfrog Mine. Parador, USE and Crested had previously advised BGBI that they are entitled to royalty payments with respect to extralateral rights of the subject claims on minerals produced at the Bullfrog Mine, claiming that the lode or vein containing the gold mineralization apexes on the Parador claims and dips under the Layne claims.

BGBI also seeks to quiet title to its leasehold interest in the subject claims, alleging that lease thereof to USE and Crested is adverse to the interest claimed by BGBI, and that the assertions by USE and Crested of an interest in the claims have no foundation. BGBI seeks a determination that USE and Crested have no rights in the Claims, and an order enjoining USE and Crested from asserting any interest in them. BGBI further asserts that in attempting to lease an interest in the subject claims to USE and Crested, Parador breached the provisions of its lease to BGBI, and that Parador is responsible for the legal fees and costs incurred by BGBI in the quiet title action which may be offset against royalties. Under an arrangement to pay certain legal expenses of Parador, USE and Crested may be responsible for any such amounts.

BGBI alleges that by entering into the Assignment and Lease of Mining Claims with Parador, USE and Crested disrupted the contractual relationship between BGBI and Parador. In addition, BGBI claims that the USECC-Parador agreement slanders BGBI's title to the Claims. BGBI seeks compensatory damages from Parador, USE and Crested; punitive damages from USE and Crested; and costs and other appropriate relief from Parador, USE and Crested, all in amounts to be determined.

USE and Crested believe that they have rightfully acquired interests in extralateral rights concerning the subject claims, and have filed an answer, counterclaim against BGBI and cross-claim against Layne asserting rights to royalties and other obligations due from BGBI.

The parties have held discovery conferences, exchanged exhibits and scheduled depositions. USE and Crested filed a motion for summary judgment, which was denied, and Layne has filed a motion for summary judgment against USE, Crested and Parador which is pending. This litigation is not expected to have a material adverse impact on USE, regardless of its outcome. If USE's and Crested's position concerning extralateral rights is sustained, substantial additional revenues and income may be received by USE and Crested from royalties payable with respect to gold produced from the Bullfrog Mine. Trial of the extralateral rights issues is scheduled for December 11-14, 1995.

ILLINOIS POWER COMPANY LITIGATION

On October 29, 1993, Illinois Power Company ("IPC") filed Civil Action No. 93-2247 in United States District Court, Central District of Illinois, naming USE, Crested, USECC, CRIC, Nulux Nukem Luxemburg GmbH ("Nulux") Dresdner Bank, and SMP, seeking a declaratory judgment that IPC was entitled to terminate the 1988 uranium supply contract between IPC (a utility) and USECC. Under this contract, IPC agreed to purchase a total of 1.2 million pounds of uranium in increments from 1990 to 2000 with an option for an additional 479,440 pounds U\\3\\O\\8\\. Contract prices started at $20.00 per pound plus escalator provisions, and currently are substantially over spot market prices.

The Dresdner Bank was dismissed from the case in fiscal 1994. The remaining defendants filed Motions for Summary Judgment. Following the hearing on May 27, 1994, the Court granted defendants' motions to dismiss IPC's complaint, and granted summary judgment on all of the defendants' counterclaims against IPC. A trial to the court on the amounts of plaintiffs' damages was set for October 23, 1995. But in June 1995, the parties settled by amending the IPC contract (with IPC affirming the validity of the contract), to provide for SMP delivery of 486,443 pounds of uranium concentrates over a three year period, at prices substantially in excess of current spot market prices. The first delivery of 226,443 pounds U3O8 was made on June 30, 1995 and the monies were placed in escrow. IPC's payments on the contract as it is performed will be escrowed, with escrowed payments to go to the prevailing party or as otherwise directed by the arbitrators in the SMP arbitration. Payments after the SMP dispute is resolved, will be made as directed by the arbitrators in their award.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On November 23, 1994 USE sent a proxy statement and proxy to its shareholders of record on October 28, 1994, for the Annual Meeting of Shareholders held on December 16, 1994.

(b) Proxies for the meeting were solicited under Regulation 14 of the Securities Exchange Act of 1934; there was no solicitation in opposition to management's slate, and nominees John L. Larsen and Max T. Evans were elected. Directors Don C. Anderson and Nick Bebout, Harold F. Herron and David W. Brenman continued as directors. Voting results were:

          Director Name           Votes For              Votes Withheld
          -------------           ---------              --------------
          John L. Larsen          3,435,184                  15,898
          Max T. Evans            3,434,911                  16,091

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

ROBERT SCOTT LORIMER, age 44, has been Controller and Chief Accounting Officer for USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, and their Treasurer since December 14, 1990. He serves at the will of the Boards of Directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

DANIEL P. SVILAR, age 66, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

                                    PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis by the National Market System ("NMS") of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The range by quarter of high and low sales prices for USE common stock is set forth below for fiscal 1994 and 1995.

                                                        High     Low
                                                        ----     ---
     Fiscal year ended May 31, 1995
     ------------------------------
        First quarter ended 8/31/94                     $5.13    $3.88
        Second quarter ended 11/30/94                    4.75     3.50
        Third quarter ended 2/28/95                      4.63     3.38
        Fourth quarter ended 5/31/95                     7.55     4.63

     Fiscal year ended May 31, 1994
     ------------------------------
        First quarter ended 8/31/93                     $6.25    $4.25
        Second quarter ended 11/30/93                    5.00     4.12
        Third quarter ended 2/28/94                      4.12     3.75
        Fourth quarter ended 5/31/94                     5.13     4.12

        (b) Holders

(1) At September 1, 1995, there were 922 stockholders of record for USE common stock.

(2) Not applicable.

(c) USE has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on USE's present or future ability to pay cash dividends, however, USE intends to retain any earnings in the near future for operations.

ITEM 6. SELECTED FINANCIAL DATA.
        ------------------------

                                                               May 31,
                             -----------------------------------------------------------------------
                                 1995           1994           1993           1992           1991
                                 ----           ----           ----           ----           ----
Current assets               $ 4,058,000    $ 3,866,600    $ 1,650,300    $ 3,260,500    $ 7,302,300
Current liabilities            4,036,000      1,291,700      1,592,100        681,900        816,000
Working capital                   22,000      2,574,900         58,200      2,578,600      6,486,300
Total assets                  34,165,000     33,090,300     24,037,200     24,583,000     20,500,100
Long-term obligations(1)      15,882,300     16,612,500      2,900,000      4,540,400      3,244,100
Shareholders' equity          12,168,400     12,559,100     15,063,200     14,982,900     15,045,500

__________

/(1)/Includes $3,951,800, $3,951,800, $1,695,600, $1,695,600 and $725,900 of
accrued reclamation costs on uranium property at May 31, 1995, 1994, 1993, 1992, and 1991, respectively. See Note K of Notes to Consolidated Financial Statements.

                                                             For Years Ended May 31,
                                   --------------------------------------------------------------------------
                                       1995           1994            1993            1992            1991
                                       ----           ----            ----            ----            ----
Revenues                           $ 9,148,000     $8,776,300     $ 9,045,500     $ 6,353,600     $ 9,569,100
Income (loss) before
   equity in income
   (loss) of affiliates,
   provision for
   income taxes and
   extraordinary item               (2,281,500)    (3,587,900)       (103,100)        819,200       6,082,900

Equity in (loss) of
   affiliates                         (442,300)      (390,700)       (444,700)       (324,900)        (96,100)

Net income (loss)                   (2,070,600)    (3,370,800)       (221,900)        613,200       6,164,900

Income (loss) per share before
   extraordinary item                   $ (.42)        $ (.70)         $ (.05)         $  .09          $  .93
Extraordinary item                         --             --              --              .06             .62
                                        -------        -------         -------         ------          ------
Income (loss) per share
   before cumulative effect
   of accounting change                   (.42)          (.70)           (.05)            .15            1.55
Cumulative effect at
   June 1, 1993 of income
   tax accounting change                   --            (.06)            --              --              --
                                        -------        -------         -------         ------          ------
Net income (loss)
   per share                            $ (.42)        $ (.76)         $ (.05)         $  .15          $ 1.55
                                        =======        =======         =======         ======          ======
Cash dividends per share                $   -0-        $   -0-         $   -0-         $  -0-          $  -0-
                                        =======        =======         =======         ======          ======

ITEM 7.   USE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is Managements's Discussion and Analysis of those significant factors which have affected USE's liquidity, capital resources and results of operations during the periods covered in the USE Consolidated Financial Statements filed with this Report.

     The Company has generated significant losses in the last two years, which have primarily been driven by the activities in the mineral and oil and gas operations. The Company is in the process of developing and/or holding investments in gold, uranium, and oil and gas properties that are currently not generating any operating revenues, but for which the Company has high expectations. These properties require expenditures for development, care and maintenance, holding fees, corporate overhead and administrative expenses, etc. In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize funds generated by that Partnership have compounded the Company's operating and cash flow situation. Nevertheless, the Company believes that it will meet its obligations in the coming year, as further discussed below.

LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1995

     WORKING CAPITAL COMPONENTS. Net cash used in operating activities and investing activities was $2,479,700 and $537,300, respectively for fiscal 1995. For the year, these activities resulted in a net cash decrease of $630,400. Cash provided by financing activities was $2,386,600. This was due primarily to the draw down of an operating line with a commercial bank of $960,000 and a private placement in November 1994 of 400,000 shares of the Company's common stock at $3.00 per share. The Company is obligated to either buy back the stock in October 1995 at $3.50 per share or issue an additional share of stock for every three shares purchased during the private placement and register both the private placement and additional share by February 1996. Management of the Company intends to issue the additional common shares (133,333).

     Working capital decreased during the fiscal year ended May 31, 1995 by $2,552,900 to $22,000 (from $2,574,900 at May 31, 1994). The principal components of the decrease were a $630,400 decline in cash and cash equivalents, a $1,553,900 increase in accounts payable and accrued expenses, and a $1,366,000 increase in lines of credit. These were partially offset by increases in accounts receivable of $539,400, and in inventory of $142,700.

     Cash was primarily used in operations and investing activities during the period. Cash was used in the development of mining properties, primarily SGMC's Lincoln gold project ($455,100), development of the Energx gas properties ($218,200), purchases and modification of property and equipment ($178,900) and the continued investment in affiliates, primarily SMP ($830,500).

     Due to disputes among the SMP partners, USE and Crested have not been reimbursed for care and maintenance costs for the SMP properties since the spring of 1991. Such costs, including the running of a decline to reduce pumping and production costs, were approximately $878,500 in fiscal 1995.

     CAPITAL REQUIREMENTS - GENERAL: The primary requirements for USE's working capital during fiscal 1996 are expected to be the costs associated with development activities of SGMC care and maintenance costs of SMP, care and maintenance of the Plateau uranium properties in Utah, payments of holding fees for all mining claims, purchase of uranium for delivery to utility customers of SMP, drilling and overhead expenses of Energx, and corporate general and administrative expenses, including costs associated with continuing litigation and arbitration.

     CAPITAL REQUIREMENTS - SGMC: SGMC's properties contain reserves of gold. A portion of those properties has been the subject of a preliminary feasibility study for the development of the underground Lincoln Mine. The study estimated that for a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, up to $18,000,000 may be needed for mine site development, mill and tailings construction, permitting and the like, to place the proposed mine into full operation. However, more recent studies indicate a gravity milling process will produce satisfactory gold recovery rates. Thus, USE and Crested anticipate building the gravity process system initially, estimated to cost less than $3,000,000. USE and Crested have already purchased a used semiautogeneous grinding mill and other equipment for the front end of the facility.

     Although pre-production mine development and underground exploration is substantially complete with respect to currently defined reserves, capital resources in addition to those currently on hand, will be needed to expand reserves, complete mine development and construct a mill facility. The timing of these expenditures will depend upon internal cash flow or additional financing or finding a joint venture partner. The holding costs are estimated at $418,200 for the two fiscal years ending May 31, 1997.

     CAPITAL REQUIREMENTS - SMP: There are no current plans to mine the SMP Crooks Gap properties during fiscal 1996. However, USE and Crested will continue to preserve the ore bodies and develop concepts to reduce care and maintenance costs, including driving a decline to reduce pumping costs (which also would reduce future mining costs by reducing hoisting costs). Although funds are available in SMP's bank account of $15,037,800 as of August 1995; these funds are restricted and subject to a decision by the Arbitration Panel. Since early 1991 SMP has not paid USE and Crested the operating costs and fees associated with their services as operating manager of the Crooks Gap properties; such accumulated costs and fees were $4,521,600 at May 31, 1995. Until resolved, USECC will have to continue funding SMP's care and maintenance expenditures. Such expenditures were $878,500 in fiscal 1995. The dispute between the SMP participants should largely be resolved in fiscal 1996.

     Notwithstanding disputes between the SMP partners, USE and Crested have delivered an agreed-upon portion of the uranium concentrates required to fill contract delivery requirements on certain long-term U\\3\\O\\8\\ contracts since July 1, 1991. However, during fiscal 1995 all of the deliveries to fill the SMP contracts were made by Nukem/CRIC. It is uncertain what the protocol will be on future SMP deliveries. If the SMP partners are unable to agree on how to separately effect contract performance for the various SMP customers, resulting delivery delays and/or incomplete deliveries could adversely affect the contracts, and therefore USE.

     CAPITAL REQUIREMENTS - GMMV: Operations of GMMV are not requiring USE's capital resources, as the initial $50,000,000 of expenses on the GMMV properties is being paid by Kennecott. USE and Crested continue to project the proposed Jackpot Mine can be put into production for less than $25,000,000. However, depending on results of exploration and development projects on the properties, additional expenditures may be required. GMMV expenditures for fiscal 1996 will depend on whether one or both declines for the proposed mine are started. A decision by the Management Committee of GMMV regarding the declines will be made after all necessary permits are acquired. Nonetheless, GMMV should not require any funding from USE during fiscal 1996.

     CAPITAL REQUIREMENTS - PLATEAU: During fiscal 1995 the annual care and maintenance costs for the Shootaring Mill were $465,900. It is anticipated that these costs will continue until the mill is either placed into production or decommissioned and will be a cash drain to USE unless USE is able to sell or joint venture a portion of the Plateau assets.

     CAPITAL REQUIREMENTS - ENERGX: Another requirement of USE's and Crested's working capital is the continued funding of Energx overhead expenses and drilling operations. Energx holds several gas leases and participates in two gas ventures. One venture on the Fort Peck Indian Reservation in Montana with NuGas, a Canadian firm, requires NuGas to fund the drilling of the first eight wells. Therefore, capital expenditures by USE on this venture are not anticipated to be significant in 1996. The second venture, in Montana, required that Energx, as a condition of its earn-in to the venture, fund the drilling of seven exploratory wells. However, in September 1995 Energx terminated its interest in this second venture.

     LONG-TERM DEBT AND OTHER OBLIGATIONS: Long-term debt at May 31, 1995, was $1,161,400, the current portion of which is $232,900 (see Note G to the Consolidated Financial Statements).

     RECLAMATION COSTS. Prior to fiscal 1995, USE and Crested assumed the reclamation obligations, environmental liabilities and contingent liabilities for employee injuries, from mining the Crooks Gap and other properties in the Sheep and Green Mountain Mining Districts. The reclamation obligations, which are established by governmental regulators, were most recently set at $1,451,800, which amount is shown on USE's balance sheet as a long-term obligation.

     To assure the reclamation work will be performed, regulatory agencies require posting of a bond or other security. USE and Crested satisfied this requirement with respect to SMP properties by mortgaging their executive office building and a trailer park in Riverton, Wyoming. A portion of the funds for the reclamation of SMP's properties was to have been provided by SMP, which agreed to pay up to $.50 per pound of uranium produced from its properties to USE and Crested for reclamation work. The status of this commitment could be impacted by the ultimate resolution of the arbitration/litigation with Nukem/CRIC.

     Reclamation obligations on the contiguous Big Eagle properties and the Sweetwater Mill are estimated at approximately $23,960,000. These obligations have been assumed by the GMMV venturers and secured by a bank letter of credit provided by Kennecott. The major part of the reclamation and environmental costs associated with the Sweetwater Mill are not expected to be paid prior to conclusion of mining activities on Green Mountain. As uranium is processed through the Mill, a reclamation reserve will be funded on a per unit of production basis. Up to $8,000,000 (in 1990 dollars) in any reclamation costs which may be incurred prior to commencement of production or 2001 will be paid for by UNOCAL.

     Reclamation obligations of Plateau are covered by a $2,500,000 cash bond posted with the U. S. Nuclear Regulatory Commission and a $4,800,000 cash deposit which will be available for the resolution of any environmental or nuclear claims if Plateau does not begin decommissioning the mill complex prior to June 1997. See Item 1 - "Description of Business - Uranium - Shootaring Canyon Mill."

     Reclamation work on any of the above properties need not be fully completed until a decision is made to abandon the properties, or as otherwise required by regulatory agencies. Reclamation and environmental costs associated with any of these properties are not expected to require a material amount of USE funding in fiscal 1996.

     See Note K to the Consolidated Financial Statements for further information regarding reclamation and environmental costs, and the funding thereof.

     CAPITAL RESOURCES: The primary source of USE capital resources for fiscal 1996 will be cash on hand, a private placement of the Company's common stock, sale of certain marketable securities and miscellaneous non-core assets, and proceeds from financing activities. Fees from oil production (Ft. Peck Lustre Field, Montana), rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

     In June and July 1995, the Company sold 812,432 restricted common shares in a private placement for net proceeds of $2,827,300 ($4.00 per share). USE voluntarily suspended the offering on July 13, 1995, at the request of the Securities and Exchange Commission ("SEC") because of an integration question involving the private offering and the concurrent registration of USE shares owned by The Brunton Company. No subsequent action has been taken by the SEC and management and counsel believe no further action will be taken. Resale of these shares by the private investors will be registered with the SEC in October 1995. In connection with this private placement, warrants to purchase 81,243 common shares at $4.80 per share are to be issued to the selling agent. These warrants are exercisable through July 28, 2000.

     Additional capital will be needed to develop and build the mine and mill complex for the SGMC Lincoln Project. SGMC presently is seeking financing by joint venture partner or public offering of equity (see Item 1 - "Description of Business-Gold"). If such financing cannot be obtained, USE and Crested will be forced to either sell the Lincoln Project or continue funding SGMC's property holding costs. Continued funding of such costs could cause USE and Crested to look for other short term working capital resources.

     To fund the Energx drilling on the Fort Peck Reservation as well as other locations USE plans to seek a joint venture partner or obtain financing through banking institutions or the public market.

     Funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration/litigation. See "Item 3. Legal Proceedings Concerning Sheep Mountain Partners." Although USE management is of the opinion that the SMP arbitration/litigation will be resolved in favor of USE and Crested, which will result in funds being available to repay USE and Crested for advances to SMP, this outcome is not assured. In any event, further delays may also cause short term liquidity requirements.

     As of the end of fiscal 1994, USE had a $1,000,000 commercial bank credit line. Borrowings of $960,000 under the credit line were outstanding at May 31, 1995. In July 1995, the Company paid off this line of credit with some of the funds from the private placement of USE common shares and renegotiated the line for an additional twelve months. As of the date of this Report the entire $1,000,000 of the new line is available.

     Although USE currently is not in production on any mineral properties, development work continues on several of its major investments. USE is not using hazardous substances and known pollutants to any significant extent in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, USE does not have properties which require current remediation. USE is not aware of any claims for personal injury or property damages that need to be accrued or funded.

     USE and USECC received a notification of tax deficiency from the Internal Revenue Service for fiscal years ended May 31, 1989, 1990 and 1991. USE filed a response to the proposed deficiency, and has requested an administrative appeal of the initial examiner's deficiency finding. To date, USE has received a preliminary indication that a major portion of the findings have been resolved in favor of USE.

However, no written confirmation has been received as of the date of filing this Report, and therefore no quantitative amount of tax deficiency can be determined. USE does not believe the remaining issues will have a material effect on its financial condition or results of operations. Further, USE is confident the matters will be resolved favorably at the administrative appeals level. Until such time, if ever, as the deficiency claim goes to Tax Court after exhaustion of administrative hearings, management is of the opinion that this dispute is not a legal proceedings matter.

     USE believes available cash, operating revenues, borrowing under its current line of credit and subsequent financing activities will be adequate to fund working capital requirements. However, with the exception of GMMV, USE will require additional sources of funding or joint venture partners to continue its development of and investment in its various mineral ventures, as stated above.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

     The revenues increased slightly in fiscal 1995 to $9,148,000 (compared to $8,776,300 in fiscal 1994), and total costs and expenses declined slightly in fiscal 1995 to $11,429,500 (compared to $12,364,200 in fiscal 1994). This resulted in a reduction in the net operating loss by $1,300,200 to a loss of $2,070,600 in fiscal 1995 from a loss of $3,370,800 in fiscal 1994. The improvement in operations can be attributed to two major events, the sale of property and the consolidation of Brunton's statement of operations. Brunton's operation were not consolidated in 1994 as the acquisition of Brunton occurred in May 1994.

     Gain on sales of assets increased by $1,229,600 during fiscal 1995 compared to the corresponding period of the prior year. The increase is due to the sale of certain real estate in Colorado for $951,600; receipt by Plateau of an option payment of $100,000 for certain properties in Utah, and sale by Energx of an interest in a gas property for $195,900. During fiscal 1994, there were only sales of miscellaneous equipment for $52,800.

     There were no mineral sales in fiscal 1995, as a result of the SMP arbitration, to compare with the $3,732,500 in revenues from the sale of U\\3\\O\\8\\ in fiscal 1994. However, this had no significant effect on the net operating losses because of the corresponding reduction in the cost of sales. During fiscal 1994, USE and Crested made all or a portion (50 percent) of certain of the uranium deliveries required under the SMP contracts. However, during fiscal 1995, USE and Crested have not been allowed to make such deliveries, due to disputes with the other SMP partners; under agreements reached on an interim basis for the remainder of time required for the SMP dispute resolution, all deliveries have been made by Nukem. Once the arbitration proceedings are concluded, deliveries will be made in accordance with the decision of the arbitration panel.

     The consolidated statement of operations for fiscal 1995 of Brunton is reflected as recreational product sales of $4,452,300. This increase in revenues was offset by increases in cost of goods sold, and general and administrative and interest expenses as a result of the consolidation. This resulted in a net effect of $296,400 to the fiscal 1995 consolidated operations. Legal, accounting and related expenses of the Brunton acquisition were approximately $50,000. Although the revenues from Brunton were not consolidated for fiscal 1994, Brunton had revenues of $4,118,800 during that period, and a net operating income of $386,700.

     In fiscal 1995, $1,069,600 was incurred in legal, arbitration fees and expert fees incurred in connection with the SMP arbitration/litigation, compared to $576,500 in fiscal 1994. Such expense will be reduced in fiscal 1996.

     The reduction in mineral property transactions is related to the Mt. Emmons molybdenum property, in which USE and Crested have a six percent gross royalty. In addition to the gross royalty, there were promissory notes of $7,500,000 each issued to USE and Crested in 1980, with provision for advance royalties. In 1985, AMAX, USE and Crested agreed to amortize the notes at an annual rate of $1,000,000 each to USE and Crested ($250,000 each, per quarter), in lieu of most of the advance royalties. Advance royalties of 50,000 pounds of molybdic oxide (or its cash equivalent) remains payable. During fiscal 1994, the final $500,000 was amortized on the long term note, so there was consequently no amortization of such debt in fiscal 1995. The remaining component of the decrease in gain from restructuring mining properties agreements, is as a result of the fluctuation of the market price of molybdenum, which is paid in kind by AMAX in lieu of the advance royalty.

     Construction operation revenues for the year ended May 31, 1995 decreased by $1,303,000 from the previous year due to decreased contract work performed by USE's subsidiary Four Nines Gold, Inc. ("FNG"). The reason for this decrease can be attributed to FNG not being successful in the bidding process for new construction work. During fiscal 1995, FNG spent the majority of its time bidding on a large ($3,500,000) contract for structure work. Late in fiscal 1995, FNG was awarded this contract which is projected to be profitable. Long term growth and profits for the construction segment is based on FNG's ability to competitively bid for work and at the same time remain profitable. It is anticipated that FNG will grow, however, there will be periods of time that show declines in revenue, as was experienced during fiscal 1995.

     On June 1, 1993, USE implemented SFAS No. 109. See Footnote 2 to the USE Consolidated Financial Statements. The cumulative effect for the year ended May 31, 1994, of this tax accounting change was a decrease of net income of $267,000. No provision for income taxes was necessary in fiscal 1995.

     Interest income increased to $479,900 from $328,700 for the previous year as a result of higher overall interest rates on invested cash.

     Interest expense increased to $279,000 from $117,000 due to higher borrowing levels related to the line of credit and overall higher interest rates.

FISCAL 1994 COMPARED TO FISCAL 1993

     Overall, while revenues declined only slightly (by $269,200) in fiscal 1994 to $8,776,300 (compared to $9,045,500 for the prior year), costs and expenses increased substantially (by $3,215,600) in fiscal 1994 to $12,364,200 (compared to $9,148,600 for 1993). Although operating losses were recorded for some activities, as discussed below, two items contributed significantly to the overall operating loss of $3,370,800 for the year. First, general and administrative expense increased by $741,500 to $2,696,800 (compared to $1,955,300), reflecting the one-time legal and accounting expenses of acquiring Brunton (which closed at the end of fiscal 1994), increased general and administrative expenses associated with SGMC, general and administrative expenses associated with Plateau, and the write down of a note receivable to market prior to its assumption by Crested. Second, costs associated with mineral operations, which are producing no revenues, increased by $469,100 to $1,129,000 (compared to $659,900 for the prior year). This increase is due primarily to the litigation over the SMP and Parador disputes and increased maintenance cost of heavy mining equipment due to underground development work on the SMP properties.

     Mineral sales revenues increased primarily as a result of the sale and delivery during the year of U\\3\\O\\8\\ in accordance with SMP utility supply contracts, however an operating loss of $665,100 for the year was recognized due to contracted price being lower than the price at which USE could acquire the U\\3\\O\\8\\ and increased maintenance costs on properties and equipment. Construction contract revenues increased by $579,900 (to $2,606,400 compared to $2,026,500 for fiscal 1993), due to increased contract work by USE's subsidiary Four Nines Gold, Inc. ("FNG"), resulting to an operating profit of $317,500 for construction contract activities for the year.

     Oil sales revenues (recorded for services provided by USE as operator of the Ft. Peck Lustre Field) dropped by $102,600 to $183,700 (compared to $286,300 in fiscal 1993) due to lower production rates and lower prices for the first two quarters of fiscal 1994. Separately, but related to oil and gas activities, certain start-up operations in coalbed methane gas contributed $157,800 to 1994 costs and expenses. See Item 1 - "Description of Business - Oil and Gas - Energx."

     Interest income increased by $250,500 to $328,700 (compared to $78,200 for fiscal 1993) because of higher cash balances from the Plateau acquisition early in the year.

     During the quarter ended August 31, 1993, USE implemented Statement of Financial Accounting Standard No. 109 ("Accounting for Income Taxes", hereafter "SFAS 109"). The cumulative effect of this tax accounting change is a $267,000 decrease in net income for fiscal 1994.

EFFECTS OF CHANGES IN PRICES

     Mining operations and the acquisition, development and sale of mineral properties are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly, and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

     URANIUM AND GOLD. Changes in the prices of uranium and gold affect USE to the greatest extent. When uranium prices were relatively high in fiscal 1988, USE and Crested acquired the Crooks Gap properties, and thereafter put the properties into production. When uranium prices fell sharply during fiscal 1989-1991, USECC suspended mining operations for SMP, because uranium could be purchased at prices less than the costs of producing uranium. Uranium production in the United States reportedly fell by 25 percent to 33 percent in 1990, due to the lowest prices for uranium since the market developed in the 1960s. However, these low prices created opportunities for the acquisition of the Sweetwater Mill and the Shootaring Mill.

     Changes in uranium prices directly affect the profitability of SMP's uranium supply agreements with utilities. Certain of those agreements become advantageous to USE when the spot market price for uranium falls significantly below the price which a utility has agreed to pay. Some of the supply agreements of SMP were acquired before the fall of spot market prices during fiscal 1989-1991. Those fixed-price contracts, which have contract prices exceeding current spot market rates, are currently advantageous, as the uranium to fill them can be readily obtained at favorable prices. Although such contracts benefit SMP and USE in a falling market, a corresponding adverse impact would not be anticipated in the event of substantially increased prices. SMP would produce uranium from its Crooks

Gap properties to fill those contracts, in the event of a sustained increase in the spot market price above the contract prices.

     USE believes SGMC's Lincoln Mine will be profitable with gold prices over $290 per ounce. The price of gold has remained relatively stable over the past year between $340 and $390 per ounce.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect USE with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant sustained increase in the price of molybdenum could increase the likelihood that the Mt. Emmons properties will be developed, but such an increase is not anticipated in fiscal 1996.

ITEM 8.   FINANCIAL STATEMENTS.

     Financial statements meeting the requirements of Regulation S-X for the Registrant and its affiliate, USECC, follow immediately. Financial statements of GMMV are included as schedules and immediately follow the index at Item 14(a)(2).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors and Shareholders of U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. (the "Company") (a Wyoming corporation) and affiliates as of May 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and affiliates as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.

As discussed further in Notes E, F and K, the Company and its 52%-owned subsidiary, Crested Corp., (together referred to as "USECC") are involved in litigation and arbitration with their 50/50 partner in Sheep Mountain Partners ("SMP"), Nukem, Inc. and its subsidiary Cycle Resource Investment Corporation ("CRIC"). USECC, CRIC and Nukem have filed claims and counterclaims against each other alleging violations of the SMP Partnership Agreement among other various allegations. As a consequence of this litigation and arbitration, USECC has been required to fund all of the expenditures to maintain the SMP mineral properties on standby, resulting in advances to SMP of $4,521,600. USECC has expensed its equity portion of these advances as of May 31, 1995. Recovery of the remaining investment and advances of $2,481,600 is dependent upon the outcome of the litigation and arbitration, which is uncertain at this time. Most of the litigation claims were consensually submitted to binding arbitration. The evidentiary stage of the arbitration proceedings are concluded and damage claims have been submitted to the arbitration panel. USECC is seeking damages in excess of $200 million. Nukem and CRIC are seeking damages of approximately $48 million. The resolution of these matters is not anticipated until December 1995. Counsel for the Company has indicated that an evaluation of the likelihood of an unfavorable outcome or any estimate of the amount or range of potential loss is premature at this time given the state of the proceedings. Accordingly, the accompanying financial statements do not reflect any adjustments that might result from this litigation and arbitration.

     As discussed in Notes B and H to the consolidated financial statements, effective June 1, 1993, the Company changed its method of accounting for income taxes.

ARTHUR ANDERSEN LLP




Denver, Colorado,
August 28, 1995.

                       U.S. ENERGY CORP. AND AFFILIATES

                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                   May 31,
                                                       -------------------------------
                                                           1995               1994
                                                           ----               ----
CURRENT ASSETS:
    Cash and cash equivalents                          $    551,300       $  1,181,700
    Accounts and notes receivable (Note C):
      Trade, net of allowance of $51,000
        and $32,600 for doubtful accounts                 1,484,100          1,009,800
      Related parties, net of allowance of $1,600
        and $1,600 for doubtful accounts                    231,600            166,500
    Inventory (Note B)                                    1,567,300          1,424,600
    Current portion long-term
      notes receivable (Note F)                              74,400                --
    Other                                                   149,300             84,000
                                                       ------------       ------------
      TOTAL CURRENT ASSETS                                4,058,000          3,866,600

INVESTMENTS AND ADVANCES  (Notes E and F):
    Affiliates                                            3,244,600          2,807,900
    Restricted investments                                7,757,400          7,728,500
                                                       ------------       ------------
                                                         11,002,000         10,536,400

PROPERTIES AND EQUIPMENT (Notes B, C, D and F):
    Land and mobile home park                             2,771,900          2,803,100
    Buildings and improvements                            6,010,800          5,918,800
    Aircraft and other equipment                          6,104,000          6,047,600
    Developed oil properties, full cost method            1,769,800          1,769,800
    Undeveloped gas properties                              422,000            207,900
    Mineral properties and mine development costs        10,121,700          9,505,000
                                                       ------------       ------------
                                                         27,200,200         26,252,200
    Less accumulated depreciation, depletion
      and amortization                                   (9,700,800)        (8,874,000)
                                                       ------------       ------------
                                                         17,499,400         17,378,200
                                                       ------------       ------------

OTHER ASSETS:
    Accounts and notes receivable:
      Real estate sales and other (Note F)                  945,700             28,700
      Affiliates and related parties                         25,000             25,000
      Employees (Note C)                                    505,100            366,000
    Buildings and improvements held for sale                  7,500            758,200
    Long-term deferred compensation (Note J)                  5,100             17,300
    Deposits and other                                      117,200            113,900
                                                       ------------       ------------
                                                          1,605,600          1,309,100
                                                       ------------       ------------
                                                       $ 34,165,000       $ 33,090,300
                                                       ============       ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                       U.S. ENERGY CORP. AND AFFILIATES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              May 31,
                                                   ---------------------------
                                                        1995           1994
                                                        ----           ----
CURRENT LIABILITIES:
   Accounts payable and accrued expenses           $  2,276,100   $    722,200
   Lines of credit (Note G)                           1,527,000        161,000
   Current portion of long-term debt (Note G)           232,900        408,500
                                                   ------------   ------------
     TOTAL CURRENT LIABILITIES                        4,036,000      1,291,700

LONG-TERM DEBT (Note G)                                 928,500      1,109,100

RECLAMATION LIABILITY (Notes F and K)                 3,951,800      3,951,800

OTHER ACCRUED LIABILITIES (Note F)                   10,818,700     11,284,600

DEFERRED TAX LIABILITY (Note H)                         183,300        267,000

COMMITMENTS AND CONTINGENCIES (Note K)

MINORITY INTERESTS                                      708,200      1,326,400

FORFEITABLE COMMON STOCK,
   $.01 par value; issued 187,820 and
   169,300, shares, respectively, forfeitable
   until earned (Notes C and J)                       1,370,100      1,300,600

SHAREHOLDERS' EQUITY (Notes C and J):
   Preferred stock, $.01 par value; authorized,
     100,000 shares; none issued or outstanding             --             --
   Common stock, $.01 par value; authorized,
     20,000,000 shares; issued 5,262,794 and
     4,693,090 shares, respectively                      52,500         46,800
   Additional paid-in capital                        18,629,000     16,784,800
   Accumulated deficit                               (3,256,400)    (1,185,800)
   Treasury stock at cost, 769,943 and 713,276
     shares, respectively                            (2,242,400)    (2,072,400)
   Unallocated ESOP contribution                     (1,014,300)    (1,014,300)
                                                   ------------   ------------
                                                     12,168,400     12,559,100
                                                   ------------   ------------
                                                   $ 34,165,000   $ 33,090,300
                                                   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                       U.S. ENERGY CORP. AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended May 31,
                                               ------------------------------------------
                                                    1995           1994           1993
                                                    ----           ----           ----
REVENUES:
  Mineral sales (Note E)                       $      --       $  3,732,500    $ 2,690,800
  Construction contract revenues                  1,303,400       2,606,400      2,026,500
  Commercial operations                           1,253,200       1,165,100        894,400
  Recreational product sales (Notes A and B)      4,452,300           --             --
  Oil sales                                         194,500         183,700        286,300
  Gain on sales of assets (Note F)                1,282,400          52,800        326,000
  Gain on sale of investments                        --              --            408,600
  Gain from restructuring mineral
    properties agreements (Note F)                   85,500         626,800      2,105,800
  Interest                                          479,900         328,700         78,200
  Management fees and other (Note C)                 96,800          80,300        228,900
                                               ------------    ------------    -----------
                                                  9,148,000       8,776,300      9,045,500
                                               ------------    ------------    -----------

COSTS AND EXPENSES:
  Cost of minerals sold                               --          3,895,400      2,617,600
  Mineral operations                              1,654,300       1,129,000        659,900
  Construction costs                              1,038,300       2,288,900      1,760,400
  Commercial operations                           2,070,100       1,989,400      1,573,000
  Cost of recreational products sold              2,407,000           --             --
  Oil production                                     78,100          89,800        122,400
  General and administrative                      3,606,100       2,696,800      1,955,300
  Abandonment of mining claims                        --              --           378,700
  Gas operations                                    206,600         157,800          --
  Loss on sale of investments                        90,000           --             --
  Interest                                          279,000         117,100         81,300
                                               ------------    ------------    -----------
                                                 11,429,500      12,364,200      9,148,600
                                               ------------    ------------    -----------

LOSS  BEFORE MINORITY INTEREST
  IN LOSS, EQUITY IN LOSS OF
  AFFILIATES AND INCOME TAXES                    (2,281,500)     (3,587,900)      (103,100)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                         653,200         874,800        325,900

EQUITY IN LOSS OF AFFILIATES                       (442,300)       (390,700)      (444,700)
                                               ------------    ------------    -----------

(Continued)

                       U.S. ENERGY CORP. AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (continued)

                                                            Year Ended May 31,
                                               -------------------------------------------
                                                    1995            1994           1993
                                                    ----            ----           ----
LOSS BEFORE INCOME TAXES                       $ (2,070,600)   $ (3,103,800)   $  (221,900)

INCOME TAXES (Note H)                                 --              --             --
                                               ------------    ------------    -----------

LOSS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                    (2,070,600)     (3,103,800)      (221,900)

CUMULATIVE EFFECT AT JUNE 1, 1993
  OF INCOME TAX ACCOUNTING CHANGE
  (Notes B and H)                                     --           (267,000)         --
                                               ------------    ------------    -----------

NET LOSS                                       $ (2,070,600)   $ (3,370,800)   $  (221,900)
                                               ============    ============    ===========

LOSS PER SHARE AMOUNTS:
  Loss before cumulative
    effect of accounting change                $       (.42)   $       (.70)   $      (.05)
  Cumulative effect at June 1, 1993 of
    income tax accounting change                      --               (.06)         --
                                               ------------    ------------    -----------

NET LOSS PER SHARE                             $       (.42)   $       (.76)   $      (.05)
                                               ============    ============    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               4,977,050       4,431,469      4,248,848
                                               ============    ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         (Accumulated
                                                           Additional      Deficit)/                                 Unallocated
                                    Common Stock            Paid-In        Retained          Treasury Stock              ESOP
                                ---------------------                                    ----------------------
                                 Shares       Amount        Capital        Earnings       Shares        Amount       Contribution
                                 ------       ------       ---------     ------------     ------        ------       ------------
Balance, May 31, 1992           4,163,201    $ 41,600    $ 14,749,600     $ 2,406,900     435,301     $(1,200,900)   $(1,014,300)

Funding of ESOP                    49,087         400         183,000            --          --             --            --
Issuance of common stock
 to affiliate for cash             50,000         500         137,000            --          --             --            --
Common stock issued to a
 third party in prior year
 that was forfeitable              (5,000)        --          (18,700)           --          --             --            --
Net loss                              --          --             --          (221,900)       --             --            --
                               -----------   --------    -------------    ------------    -------     ------------   ------------

Balance, May 31, 1993           4,257,288      42,500      15,050,900       2,185,000     435,301      (1,200,900)    (1,014,300)

Funding of ESOP                    46,332         400         184,900            --          --             --            --
Issuance of common stock
 to affiliate in lieu of
 payment of loan                  100,000       1,000         299,000            --          --             --            --
Issuance of common stock
 to purchase an affiliate         276,470       2,800       1,197,100            --          --             --            --
Issuance of common stock
 to third party for
 services rendered                  7,000         100          26,900            --          --             --            --
Issuance of common stock
 to an employee for
 services rendered                  1,000         --            4,300            --          --             --            --
Issuance of common stock            5,000         --           21,700            --          --             --            --
Common stock owned by
 Brunton                              --          --             --              --       150,000        (437,500)        --
Common stock owned by
 Crested Corp.                        --          --             --              --       127,975        (434,000)        --
Net loss                              --          --             --        (3,370,800)       --             --            --
                               -----------   --------    -------------    ------------    -------     ------------   ------------

Balance, May 31, 1994           4,693,090    $ 46,800    $ 16,784,800     $(1,185,800)    713,276     $(2,072,400)   $(1,014,300)
                               ===========   ========    =============    ============    =======     ============   ============
                                 Total
                              Shareholders'
                                 Equity
                              -------------
Balance, May 31, 1992          $14,982,900

Funding of ESOP                    183,400
Issuance of common stock
 to affiliate for cash             137,500
Common stock issued to a
 third party in prior year
 that was forfeitable              (18,700)
Net loss                          (221,900)
                               ------------

Balance, May 31, 1993           15,063,200

Funding of ESOP                    185,300
Issuance of common stock
 to affiliate in lieu of
 payment of loan                   300,000
Issuance of common stock
 to purchase an affiliate        1,199,900
Issuance of common stock
 to third party for
 services rendered                  27,000
Issuance of common stock
 to an employee for
 services rendered                   4,300
Issuance of common stock            21,700
Common stock owned by
 Brunton                          (437,500)
Common stock owned by
 Crested Corp.                    (434,000)
Net loss                        (3,370,800)
                               ------------

Balance, May 31, 1994          $ 12,559,100
                               ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (continued)

                                                                         (Accumulated
                                                           Additional      Deficit)/                                 Unallocated
                                    Common Stock            Paid-In        Retained          Treasury Stock              ESOP
                                ---------------------                                    ----------------------
                                 Shares       Amount        Capital        Earnings       Shares        Amount       Contribution
                                 ------       ------       ---------     ------------     ------        ------       ------------
Balance May 31, 1994            4,693,090    $ 46,800    $ 16,784,800     $(1,185,800)    713,276     $(2,072,400)   $(1,014,300)

Funding of ESOP                    37,204         400         199,600           --          --              --             --
Issuance of common stock
 through private placement
 (Note J)                         400,000       4,000       1,196,000           --         56,667        (170,000)         --
Issuance of common stock
 to third party for
 services rendered                  5,000        --            23,100           --          --              --             --
Issuance of common stock
 for exercised option             107,500       1,100         345,700           --          --              --             --
Issuance of common stock
 to buyout third party
 in property venture               20,000         200          79,800           --          --              --             --
Net loss                             --          --              --        (2,070,600)      --              --             --
                               -----------   --------    ------------     -----------     -------     -----------    -----------

Balance May 31, 1995            5,262,794    $ 52,500    $ 18,629,000     $(3,256,400)    769,943     $(2,242,400)   $(1,014,300)
                               ===========   ========    ============     ===========     =======     ===========    ===========
                                Total
                             Shareholders'
                                Equity
                             -------------
Balance May 31, 1994         $12,559,100

Funding of ESOP                  200,000
Issuance of common stock
 through private placement
 (Note J)                      1,030,000
Issuance of common stock
 to third party for
 services rendered                23,100
Issuance of common stock
 for exercised option            346,800
Issuance of common stock
 to buyout third party
 in property venture              80,000
Net loss                      (2,070,600)
                             -----------
Balance May 31, 1995         $12,168,000
                             ===========

Shareholders' Equity at May 31, 1995 does not include 187,820 shares currently issued but forfeitable if certain conditions are not met by the recipients. However, both the "Outstanding Shares at August 25, 1995" on the cover page and the "Weighted Average Shares Outstanding" on the Consolidated Statement of Operations include the forfeitable shares. These two line items also include the 717,026 shares of common stock held by a majority-owned subsidiary, which, in consolidation, are treated as treasury shares.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended May 31,
                                                     ----------------------------------------------
                                                          1995             1994             1993
                                                          ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (2,070,600)    $ (3,370,800)    $  (221,900)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Minority interest in loss of
         consolidated subsidiaries                       (653,200)        (874,800)       (325,900)
       Depreciation, depletion and amortization           766,200          720,200         908,400
       Abandoned mining claims                               --               --           378,700
       Gain from restructuring mineral properties
         agreements                                          --           (500,000)     (2,000,000)
       Equity in loss from affiliates                     442,300          390,700         444,700
       Gain on sale of assets                          (1,282,400)         (52,800)       (326,000)
       (Gain) loss on sale of marketable
         equity securities                                 90,000             --          (408,600)
       Common stock issued to fund ESOP                   200,000          185,300         183,400
       Non-cash compensation                               69,500           75,900          55,600
       Common stock exchanged for services                 23,100           34,300            --
       Other                                             (318,200)        (149,900)       (246,400)
       Net changes in:
         Accounts receivable                             (539,400)         468,700        (406,800)
         Inventory                                       (142,700)          (9,100)        407,300
         Other assets                                     (68,600)          (4,000)         62,200
         Accounts payable and accrued expenses          1,553,900         (573,700)        557,900
         Other liabilities                               (465,900)        (415,400)           --
         Deferred tax liability                           (83,700)         267,000            --
                                                     ------------     ------------     -----------
NET CASH USED IN OPERATING ACTIVITIES                  (2,479,700)      (3,808,400)       (937,400)
                                                     ------------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in purchase of subsidiaries                 --          7,193,500            --
   Development of mining properties                      (455,100)        (796,300)       (740,500)
   Development of gas properties                         (218,200)        (207,900)           --
   Proceeds from sale of property and equipment           854,300          149,700         848,800
   Proceeds from sale of investments                      199,300             --           611,200
   Purchases of property and equipment                   (178,900)        (855,800)       (656,700)
   Changes in notes receivable                             91,800           73,700        (173,400)
   Investments in affiliates                             (830,500)        (760,500)     (1,108,600)
                                                     ------------     ------------     -----------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                                  (537,300)       4,796,400      (1,219,200)
                                                     ------------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock               1,376,800             --           137,500
   Proceeds from long-term debt                           626,400          368,400         914,600
   Net proceeds from lines of credit                    1,366,000             --              --
   Repayments of long-term debt                          (982,600)        (654,300)       (202,700)
                                                     ------------     ------------     -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                 2,386,600         (285,900)        849,400
                                                     ------------     ------------     -----------

(Continued)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S ENERGY CORP. AND AFFILLIATES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                                     Year Ended May 31,
                                                                        ----------------------------------------
                                                                            1995             1994         1993
                                                                            ----             ----         ----
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     $  (630,400)     $  702,100    $(1.307,200)

CASH AND CASH EQUIVALENTS, Beginning of year                              1,181,700         479,600      1,786,800
                                                                        -----------      ----------    -----------

CASH AND CASH EQUIVALENTS, End of year                                  $   551,300      $1,181,700    $   479,600
                                                                        ===========      ==========    ===========

SUPPLEMENTAL DISCLOSURES:

   Interest paid                                                        $   242,100      $  114,200    $    79,100
                                                                        ===========      ==========    ===========

   Income taxes paid                                                    $    --          $    --       $     --
                                                                        ===========      ==========    ===========

   Non-cash investing and financing activities:

   Notes received for sale of assets                                    $ 1,550,000      $    --       $     --
                                                                        ===========      ==========    ===========

   Issuance of common stock to acquire affiliate                        $    80,000      $1,199,900    $     --
                                                                        ===========      ==========    ===========

   Issuance of common stock in lieu of payment
     on debt to affiliate                                               $    --          $  300,000    $     --
                                                                        ===========      ==========    ===========

   Release of forfeitable common stock bonus
     to third party                                                     $    --          $   18,000    $     --
                                                                        ===========      ==========    ===========

   Issuance of common stock to officers and employees
     for services rendered                                              $    --          $  104,400    $     --
                                                                        ===========      ==========    ===========

   Change in valuation of reclamation liability                         $    --          $ (243,800)   $     --
                                                                        ===========      ==========    ===========

   Conversion of SRRI receivable to
     investment upon SRRI loan default                                  $    --          $1,857,800    $     --
                                                                        ===========      ==========    ===========

   Undeveloped mining properties contributed to
     the Green Mountain Mining Venture                                  $    --          $  243,800    $     --
                                                                        ===========      ==========    ===========

   Acquisition of USE common stock in exchange
     for shareholder notes receivable                                   $    --          $  445,300    $     --
                                                                        ===========      ==========    ===========


   Significant assets acquired and liabilities assumed in 1994 acquisition of subsidiaries:

       Reclamation liability                            $ 2,500,000
       Other accrued liabilities                         11,700,000
       Restricted investments                            (7,300,000)
       Other                                                293,500
                                                        -----------
       Net cash acquired in
          purchase of subsidiaries                      $ 7,193,500
                                                        ===========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


A.   BUSINESS ORGANIZATION AND DESCRIPTION:

     U.S. Energy Corp. (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral properties, mining and marketing of minerals. Principal mineral interests are in uranium, gold, and molybdenum. The Company also holds various real and personal properties used in commercial operations and engages in the exploration, development and production of petroleum and methane gas. Most of these activities are conducted through the joint venture discussed below and in Note B. The Company, through its wholly-owned subsidiary, The Brunton Company ("Brunton"), (see Note C), also engages in the manufacturing and/or marketing of compasses and the distribution of outdoor recreational products, including knives and binoculars. In addition, through its majority owned subsidiary, Four Nines Gold, Inc. ("FNG"), the Company engages in projects such as the construction of municipal sewage systems, irrigation projects and other civil engineering matters.

     The Company and its 52%-owned subsidiary, Crested Corp. ("Crested") (see Note E) are engaged in two ventures to develop certain uranium properties, one with Kennecott Uranium Company ("Kennecott") known as Green Mountain Mining Venture ("GMMV"), formed on June 1, 1990, and the second, a partnership with Nukem, Inc. ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"), known as Sheep Mountain Partners ("SMP"). During fiscal 1991, the Company and Crested formed USECC Gold Limited Liability Company ("USECC Gold"), and with Seine River Resources Inc. ("SRRI") established the Sutter Gold Venture ("SGV") to develop certain gold properties located in California. The remaining interest of SRRI was acquired by the Company and Crested during fiscal 1994 (see Note F). During fiscal 1995, the Sutter Gold Venture was terminated, USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company, and agreed to exchange their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC").

     During fiscal 1994, the Company also acquired 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a uranium mill and support facilities in Southeastern Utah. Currently the mill is nonoperating but being maintained. See a further discussion of the acquisition details in Note F.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of USE and affiliates include the accounts of the Company, the accounts of its majority-owned subsidiaries:
Brunton (100%), Plateau Resources Ltd ("Plateau") (100%), Energx, Ltd ("Energx") (90%), FNG (50.9%), SGMC (100%), Crested (52%) and USECC Joint Venture ("USECC"), a joint venture through which USE and Crested conduct the bulk of their operations. USECC is owned equally by the Company and Crested. USECC owns the buildings and other equipment (see Note D) used by the Company and has invested in SMP (see Notes E and F). The accompanying consolidated balance sheets include the accounts of USE, Brunton, Plateau, Energx, FNG, USECC, SGMC and Crested for both 1995 and 1994. The accompanying consolidated statements of

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)


operations include USE, Brunton, Plateau, Energx, FNG, USECC, SGMC and Crested for fiscal 1995, and USE, Plateau, Energx, FNG, USECC, SGMC and Crested for fiscal 1994. Brunton was not consolidated in the statement of operations and cash flows in 1994 or prior because the Company acquired it on May 20, 1994. The accompanying consolidated statement of operations for fiscal 1993 includes USE, FNG, USECC, SGMC and Crested.

     Investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method (Note E). Investments of less than 20% in companies are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENTS

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995. Based on the provisions of SFAS No. 115, the Company accounts for investments as held-to-maturity. Held-to-maturity securities are measured at amortized cost and are carried at the lower of aggregate cost or fair market value.

INVENTORIES

     Inventories consist primarily of outdoor recreational products including compasses, knives and binoculars. Other inventory includes aviation fuel, associated aircraft parts, mining supplies, purchased uranium and gold ore stockpile. Manufactured and retail inventories are stated using the average cost method of accounting for inventories. Finished goods and work in process inventories include related materials, labor and applied overhead. Other inventory is stated at the lower of cost or market.

     Inventories consist of the following:

                                                  May 31,
                                       ------------------------------
                                           1995               1994
                                       -----------        -----------
     Outdoor Recreational Products:
       Raw materials                   $   385,100        $   508,900
       Work in process                     201,100            161,600
       Finished goods                      895,000            664,600
     Other                                  86,100             89,500
                                       -----------        -----------
                                       $ 1,567,300        $ 1,424,600
                                       ===========        ===========

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)




PROPERTIES AND EQUIPMENT

     Land, buildings, improvements, aircraft and other equipment are carried at cost.

     Depreciation of buildings and improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives ranging from three to forty-five years.

     The Company capitalizes all costs incidental to the acquisition, exploration, holding and development of mineral properties as incurred. The costs of mine development are deferred until production begins on the basis that they will be recovered through future mining operations. Once commercial production begins, mine development costs incurred to maintain production will be expensed. Capitalized costs are charged to operations at the time the Company determines that no economic ore bodies exist on such properties. An impairment allowance is charged to operations at such time when, in the opinion of management, the carrying value of the property exceeds its expected future economic benefit. Costs and expenses related to general corporate overhead are expensed as incurred.

     The Company and Crested have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner or venturer. The market value of these assets and the reclamation and environmental liabilities associated with them are not reflected in the accompanying balance sheets (see Note K).

     Proceeds from the sale of undeveloped mineral properties are treated as a recovery of cost with any excess of proceeds over cost recognized as gain.

     The Company follows the full-cost method of accounting for oil and gas properties whereby all costs incurred in the acquisition, exploration and development of the properties, including unproductive wells, are capitalized, limited to the present value of the estimated proved reserves and the lower of cost or estimated fair value of unproved properties.

     Depreciation, depletion and amortization of oil properties is provided by the unit of production method based on the estimated reserves to be recovered.

     Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The provisions of SFAS No. 121 require the Company to evaluate the carrying value of its long-term assets when certain events occur that may effect the realizability of its assets. SFAS No. 121 is required to be adopted in fiscal 1996. The Company has not determined the impact, if any, the adoption of SFAS No. 121 will have on its financial position or results of operations.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)




REVENUE RECOGNITION

     Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

     Sales of gold and uranium are recognized upon delivery. Revenues are recognized from the rental of certain assets as they are rented. Revenue from commercial operations are recognized as goods and services are delivered. Oil sales revenue is recognized as the oil is produced (see Notes D and F.)

     Revenue from long-term construction contracts is recognized on the percentage-of-completion method determined by the ratio of costs incurred to management's estimate of total anticipated costs. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Billings on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings, and are shown as current liabilities or current assets in the accompanying balance sheets.

     Revenue from sales of outdoor recreational products are recognized upon shipment of products.

INCOME TAXES

     Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carryforwards.

     In contrast to the previous method, SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not assured of realization.

     The Company previously followed Accounting Principles Board Opinion No. 11 whereby deferred income taxes were provided to reflect the tax effect of timing differences.

     As a result of adopting SFAS No. 109, the Company recognized a cumulative provision for change in accounting principle of $267,000 or $(0.06) per common share as of the beginning of the fiscal year. The provision is included under the caption "cumulative effect at June 1, 1993 of income tax accounting change" in the accompanying Consolidated Statements of Operations.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)




NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, because they were antidilutive.

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications used in 1995.

C.   RELATED-PARTY TRANSACTIONS:

     In November 1993, USE and Brunton executed an Agreement and Plan of Share Exchange ("Agreement") which closed in late May 1994. The Exchange Agreement provided for the Exchange of 276,470 shares of USE common stock for all 5,529,200 outstanding shares of Brunton's common stock, which were not owned by USE. Brunton was therefore now owned 100% by USE as of May 31, 1994. The transaction was accounted for as a purchase.

     The Company and Crested provide management and administrative services for affiliates under the terms of various management agreements. The Company provides all employee services required by Crested. In exchange, Crested is obligated to the Company for its share of the costs for providing such employees. Revenues from services by the Company to affiliates other than Crested were $88,300, $80,300 and $113,000 in fiscal 1995, 1994 and 1993, respectively.

     At May 31, 1995, the Company's President and immediate family were indebted to the Company in the amount of $609,000, of which $460,300 is represented by notes secured by 150,600 shares of the Company's common stock.

     On August 19, 1994, the Company sold a house in Riverton, Wyoming, to Harold F. Herron, Vice President of the Company for an amount equal to a current independent appraisal. At the same time the Company loaned to Mr. Herron the sum of $112,170 secured by 30,000 shares of the Company's common stock for a period of five years. This amount is included in the $609,000 discussed above.

     As of May 31, 1995, the Company holds a $260,600 non-interest bearing, non-recourse promissory note from an affiliate. The note is secured by 60,000 shares of the Company's common stock and is due October 30, 1995. This note is eliminated in consolidation.

     In April 1993, the Company received a $211,800 advance from an affiliate and sold 50,000 shares of common stock to this affiliate for $2.75 per share, which approximated market value. The advance is in the form of a note to be repaid by 2003, with interest at 2.5% above prime. This note was paid off during fiscal 1994. As further consideration for the note, the Company granted the affiliate options for 150,000 common shares at $3.50 per share. These options are exercisable over a five year period. None of these options have been exercised as of May 31, 1995.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)




     In November 1992, the Company entered into a sale/leaseback agreement as the lessee, and sold certain machinery and equipment to Brunton. This machinery and equipment is being leased from the affiliate on a month to month basis for $6,800. The Company had deferred the gain of $249,800 on this sale as of May 31, 1993. The deferred gain was eliminated in consolidation as of May 31, 1995 and 1994 (Note B).

     On May 26, 1992, the Company received 1,618,746 shares of Crested common stock in exchange for the cancellation of accounts receivable of $809,300 due to the Company from Crested. The receipt of these shares increased the Company's ownership in Crested to 52.9%. Therefore, both the balance sheets and statements of operation have been consolidated with the Company for all years presented.

     On June 14, 1995, USECC signed a six year option to acquire a 7,200 square foot hangar at the Riverton Regional Airport, for $110,000, from a private company affiliated with a director of USE and Crested.

D.   USECC JOINT VENTURE:

     USECC operates the Glen L. Larsen office complex; Wind River Estates, a 100-unit mobile home park; an aircraft hangar with a fixed base operation, office space and certain aircraft; holds interests in various mineral properties and ventures including SMP and GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses allocated directly to each venturer. The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates.

E.   INVESTMENTS AND ADVANCES:

     The Company's restricted investments are in place to secure various decommissioning costs, reclamation and holding costs. Investments are comprised of debt securities issued by the U. S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 1995, the cost of debt securities was a reasonable approximation of fair market value.

     The Company's investment in and advances to affiliates are as follows:

                              Consolidated       Carrying Value at May 31,
                                                 -------------------------
                                Ownership            1995           1994
                              ------------           ----           ----
     Equity Method:
       GMMV                      50.0%          $   724,800    $   724,800
       Ruby Mining Company       26.7%               38,200         40,700
       SMP (Note F)              50.0%            2,481,600      2,042,400
                                                -----------    -----------
                                                $ 3,244,600    $ 2,807,900
                                                ===========    ===========

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)



     Equity income (loss) from investments and writedowns of investments accounted for by the equity method are as follows:

                                                       Year Ended May 31,
                                           -------------------------------------------
                                              1995            1994              1993
                                              ----            ----              ----
      SMP (Note F)                         $(439,200)       $(514,800)       $(532,000)
     Brunton (Note B)
       (consolidated beginning in 1995)         --            140,500           85,600
     Ruby Mining Company                      (3,100)         (16,400)           1,700
     GMMV                                        --             --                --
                                           ---------        ---------        ---------
                                           $(442,300)       $(390,700)       $(444,700)
                                           =========        =========        =========

     There are currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K. Because of the litigation and arbitration, the Company has provided funding to SMP in the amount of $4,521,600 for standby mine care and maintenance, the rental of certain mining equipment and administrative costs as of May 31, 1995. These advances are included in the above investment account net of the Company's equity share of SMP's expenses. The Company considers the $4,521,600 to be a receivable from SMP. Whether or not the $4,521,600 of advances are recovered will depend on the outcome of the litigation and arbitration with Nukem and its wholly-owned subsidiary CRIC as further discussed in Note K.

     SMP has entered into various market related and base price escalated uranium sales contracts with certain utilities which require delivery of an estimated 903,200 to 1,213,800 pounds of uranium annually from 1996 through 2000. These contracts also allow for the quantities to be substantially increased by the utilities. Until the disputes between the SMP partners are resolved, the Company and Crested are arranging for the purchase and delivery of their portion of the contracts or are allowing Nukem and CRIC to make the entire delivery. The deliveries will be satisfied by purchases in the spot market, existing purchase contracts, uranium inventories or by producing from SMP properties. Production will not be commenced, however, until uranium prices rise substantially. Most market related sales contracts can be settled through spot market purchases. All base price sales contracts exceed the spot market price as of May 31, 1995. Revenues from such uranium sales of $2,893,800 and $2,690,800 have been included in the accompanying consolidated statements of operations for the years ended May 31, 1994 and 1993, which would normally have been sales of SMP. All sales contracts were filled by Nukem in 1995, and as a result, no revenues from uranium sales were recognized during 1995. The cash from uranium sales is accumulating in SMP's bank accounts which as of May 31, 1995 amounted to $7,505,000.

     GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott is committed to fund 100% of the first $50,000,000 of development and operating costs of the Joint Venture. The Company's investment in GMMV of $727,000 in the accompanying balance sheets is substantially lower than its equity in GMMV.

     Condensed combined statements of operations of the Company's equity investees include GMMV, SMP and Ruby Mining Company ("Ruby) for 1995 and GMMV, SMP, Brunton and Ruby for 1994 and 1993. Condensed combined balance sheets do not include Brunton for 1994 as Brunton's balance sheet was consolidated with USE as of May 31, 1994.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)

             CONDENSED COMBINED BALANCE SHEETS -  EQUITY INVESTEES

                                                            May 31,
                                                 ----------------------------
                                                    1995             1994
                                                    ----             ----
Current assets                                   $ 8,408,500      $   720,700
Non-current assets                                49,211,100       48,795,700
                                                 -----------      -----------
                                                 $57,619,600      $49,516,400
                                                 ===========      ===========

Current liabilities                              $ 7,312,700      $ 6,529,000
Other long-term debt                              30,782,900       23,621,600
Excess in assets                                  19,524,000       19,365,800
                                                 -----------      -----------
                                                 $57,619,600      $49,516,400
                                                 ===========      ===========

         CONDENSED COMBINED STATEMENTS OF OPERATIONS - EQUITY INVESTEES


                                                   Year Ended May 31,
                                       ----------------------------------------
                                           1995          1994          1993
                                           ----          ----          ----
Revenues                               $   368,300   $ 4,570,500   $ 3,604,800
Less costs and expenses                 (1,402,400)   (7,336,800)   (8,500,500)
                                       -----------   -----------   -----------
Net loss                               $(1,034,100)  $(2,766,300)  $(4,895,700)
                                       ===========   ===========   ===========


F.   MINERAL CLAIMS TRANSACTIONS AND MINING PROPERTIES:

GMMV

     During fiscal 1990, the Company and Crested entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties known as the Green Mountain Properties. The purchase price was $15,000,000. Before they were contributed to GMMV, the Green Mountain Properties were owned by the Company, with a portion owned by USECC.

     The Boards of Directors of the Company and Crested adopted a method of apportioning the initial consideration of $15,000,000, on a ratio of 84% to the Company and 16% to Crested. This division was based on analyses of the projected cash flows of the properties contributed by USE and USECC.

     Kennecott committed to fund 100% of the first $50 million of capital contributions to the joint venture. Kennecott will also pay additional amounts if certain future operating margins are achieved. Because the Company held 100% of the claims containing the Round Park Deposit portion of the Green Mountain properties, it has the right to receive 50% of the cash flows from the operations relating to that portion of GMMV properties. With respect to portions of GMMV properties previously held by USECC, the Company and Crested share in cash flows attributable to their combined 50% interest in GMMV.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)



     GMMV has incurred $14,316,300 in the development and operations of the above uranium mineral properties through May 31, 1995. This was funded by Kennecott out of the $50 million funding commitment. As previously mentioned, the Company's carrying value of its investment in GMMV is $727,000 at May 31, 1995, which is substantially lower than its equity basis in GMMV. Reclamation obligations of GMMV are discussed in Note K. Development of the properties continues in anticipation of future uranium price increases.

SMP

     During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. In 1989 USECC agreed to assign three uranium delivery contracts to SMP. USECC, however, remained solely responsible for the reclamation of the properties and future environmental liabilities. SMP agreed to deposit up to $.50 per pound of U\\3\\O\\8\\ as it is produced from the properties for reclamation obligations. See Notes E and K for a description of the investment and a discussion of related litigation.

AMAX TRANSACTIONS

     During prior years, the Company and Crested conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration including interest-free loans, due in 2010. In connection with a renegotiation of various rights and duties of the parties, AMAX agreed to amortize the principal amount of those loans to the Company and Crested by $250,000 each quarter, subject to certain conditions and until AMAX put the properties into production, which has not occurred. The last quarterly amortization of $250,000 for a non-interest bearing loan from AMAX in lieu of advance royalties, was recognized in the first quarter of fiscal 1994.

     AMAX may elect to return the properties to the Company and Crested, which would cancel the advance royalty obligation. If AMAX formally decides to place the properties into production, it will pay $2,000,000 to the Company and Crested. If AMAX sells the properties, the Company and Crested will receive 15% of the first $25 million received by AMAX.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)



     In addition, AMAX pays the Company and Crested an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). AMAX is entitled to a credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $85,500, $126,800 and $105,800 of revenue from the advance royalty payments in fiscal 1995, 1994 and 1993, respectively.

     In fiscal 1995, USECC and Cyprus Amax agreed on exercise of the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000). See "Minerals -Molybdenum" above. Thereafter, USE (together with Crested) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado. If both options are exercised, the combined purchase price is US$1,851,920. The acreage is not otherwise encumbered and was sold in fiscal 1995.

     The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was paid during fiscal 1995.
19.25 acres have been deeded to Pangolin; the remaining acreage secures the note, and will be released to the buyer against principal payments on the note as development (mixed commercial and residential) advances. The remaining note bears interest at 7.5% per annum.

     The second option covers 472.5 acres of ranch land northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secure the notes, and will be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred to be recorded as the notes are paid.

SUTTER GOLD MINING COMPANY

     During fiscal 1991, the Company acquired a one-half interest in Sutter Gold Venture ("SGV"), a joint venture formalized to acquire mineral leases and develop and mine gold from properties in California. The Company, in conjunction with Crested, formed USECC Gold and transferred one-ninth of its interest in SGV to Crested in exchange for Crested's agreement to pay one-ninth of the Company's acquisition costs for its interest in the joint venture, plus accrued interest as described below.

     The Company acquired its interest in SGV for: (i) $4,500,000 of the $5,000,000 purchase price of SGV's properties; (ii) an agreement to fund predecessor holding costs and the initial development costs of SGV totalling $500,000; and (iii) its agreement to provide its share of costs and assessments of SGV. SRRI, the other initial venturer in SGV, provided $500,000 of the property purchase price, and agreed to pay $2,000,000 to the Company to equalize their investments in SGV. The Company and SRRI agreed that they would each initially hold 50% interests in SGV.

     SRRI issued a $2,000,000 note to the Company, bearing interest at 10% per annum. The note provided that $500,000 of principal and accrued interest was due April 12, 1991, and the balance of $1,500,000 was due October 12, 1991, with interest. If the installments were not paid when due, the

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)



interests of the Company and SRRI in SGV were to be adjusted to equal the percentage of the $5,000,000 purchase price of SGV's properties that each of them provides.

     Crested's purchase price for its interest in SGV was: (i) $500,000 (one-ninth of the $4,500,000 provided by the Company to purchase the SGV properties) with interest; (ii) an agreement to pay the Company $55,556 (one-ninth of the initial $500,000 of predecessor holding costs and initial development costs of SGV which the Company agreed to pay) with interest; and (iii) an agreement to fund one-ninth of the assessments and liabilities imposed on the Company-Crested ownership interest in SGV. In exchange, Crested received one-ninth of the Company's interest in SGV, which initially entitled it to a 5.6% interest in the project. Crested was also entitled to one-ninth of any payments on the $2,000,000 note by SRRI.

     In exchange for an agreement to issue 475,000 shares of SRRI's common stock (one-ninth to Crested and eight-ninths to the Company), SRRI obtained an extension of the due date for the initial $500,000 note obligation to July 16, 1991. Payment was not received by the extended due date, and the 50% interest of SRRI in SGV was reduced to 40%, with a corresponding increase in the Company-Crested interest to 60%. Payment was not received on the remaining portion of the debt by the final due date and USECC Gold's percentage interest in SGV increased to 90%. During May 1994, the Company, Crested and SRRI reached an agreement under which SRRI gave up all rights, title and interest in SGV and delivered 400,000 shares of its common stock in exchange for forgiveness of all accounts and notes payable by SRRI to the Company and Crested. Consequently, USE and Crested own 100% of SGV. During fiscal 1995, the Sutter Gold Venture was terminated, USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company, and agreed to exchange their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC").

     In connection with SRRI's transfer of interests in the Lincoln Project to USE and Crested at formation of the SGV, and thereafter upon USE's and Crested's acquisition of SRRI's remaining interests in SGV due to default by SRRI, Amador United was provided notice of its right of first refusal to acquire such interests for amounts equal to USE's and Crested's advances to SRRI. Amador United has made technical objections to the notices given, however, USE and Crested believe these objections are without merit.

     SGMC is in the development stage at May 31, 1995, and is primarily engaged in mine development, exploration and feasibility work, permitting and acquisition of mill equipment. Limited revenues have been generated to date from processed ore samples. The related mining costs were recognized along with all general and administrative type costs. All acquisition and other mine development costs have been capitalized, amounting to $10,374,400 at May 31, 1995.

PLATEAU RESOURCES LIMITED

     On August 11, 1993, the Company concluded the June 30, 1993 Stock Purchase Agreement ("SPA") with Consumers Power Company ("CPC"), by which the Company purchased from CPC all of the outstanding stock of Plateau Resources Limited ("Plateau"). Plateau, a Utah corporation, owns the Shootaring Canyon Uranium Mill and support facilities in southeastern Utah. At the present time, Plateau has applied to renew its materials license with the United States Nuclear Regulatory Commission ("NRC"). See paragraph (b) below.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)




     In 1984, because of a severely depressed market for uranium concentrates, Plateau indefinitely extended the suspension of operations of its uranium processing facility and ceased development of the Ticaboo Townsite project. Therefore, the acquisition consisted of non-operating assets with no reportable continuing operations. The Company paid nominal cash consideration for the Plateau stock. As additional consideration, the Company agreed:

     (a) to perform or cause the performance by Plateau of all studies, remedial or other response actions or other activities necessary from time to time for Plateau to comply with environmental monitoring, site exit and other provisions of (i) federal and state environmental laws relating to hazardous or toxic substances, and (ii) the Uranium Mill Tailings Radiation Control Act, the Atomic Energy Act of 1954, and administrative orders and licenses relating to nuclear or radioactive substances or materials on the property of or produced or released by Plateau; and

     (b) to indemnify CPC from all liabilities and costs related to the presence of hazardous substances or radioactive materials on Plateau property, and of any future violation of laws and administrative orders and licenses relating to the environment or to nuclear or radioactive substances.

     At closing of the SPA, Plateau's assets included $14,200,000 in cash and cash equivalents. Of this amount, $2,500,000 was transferred at closing by Plateau to fund the "NRC Surety Trust Agreement" with a commercial bank as trustee. The trustee is to pay future costs of mill decommissioning, site reclamation, and long term site surveillance, as directed by the NRC. The amount transferred to the trust is the minimum amount now required by the NRC as financial assurance for clean up after permanent shut down of the mill.

     Also at closing, $4,800,000 was transferred by Plateau to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters, as disclosed above, and against third-party claims related to a tax benefit transfer agreement between Plateau and the third-party, in the event of a "disqualification event" as provided in such agreement. The $4,800,000 and $2,500,000 are reflected as Restricted Investments. No value has been recorded by the Company for the mill and related operating assets received in the transaction because of their current nonoperating nature and the lack of cash flow from any operations in the foreseeable future. The Company recorded the specified $2,500,000 reclamation liability, an additional liability for $4,800,000 related to an indemnification of other possible claims against Plateau and recorded a liability of $6,900,000 for estimated care and maintenance costs on the mill. Certain care and maintenance costs incurred during the year reduced this liability to $6,018,700 at yearend. Together with the $4,800,000 indemnification reserve, these estimated obligations are recorded as Other Accrued Liabilities of $10,818,700 in the accompanying consolidated financial statements.

     On August 25, 1994, Plateau signed a letter of intent with an unrelated third party to sell part interest in Canyon Homesteads, Inc. ("CHI"), a wholly owned subsidiary of Plateau, and to develop the Ticaboo Townsite, in south central Utah and other resort properties near Lake Powell. The total purchase price for a one-half interest in Canyon Homesteads was to be $6,000,000. The party had made a non refundable earnest payment of $100,000 to Plateau to be credited to the purchase price, with the remainder to be paid in cash from the purchaser and out of operations, at specified times. In fiscal 1995 the purchaser defaulted, and as a result, the $100,000 was recognized as income in fiscal 1995.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)


     CHI entered into a joint venture with Arrowstar Investments, Inc. ("AII") to develop on a 50/50 basis, certain properties at the Ticaboo Townsite. AII is owned by certain shareholders of the Company. As of May 31, 1995, the Company has recorded $112,400 related to AII's initial funding commitment to the joint venture which is included in accounts receivable trade on the accompanying Balance Sheet.

ENERGX

     During fiscal 1994, USE and Crested formed Energx to engage in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and the Fort Peck Indian Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

     During fiscal 1995, Energx sold a 50% interest in the leases on the Fort Peck Indian Reservation for the sum of $200,000 plus $100,000 to be used only for the acquisition and consolidation of additional leases, and for committing to drill 8 exploratory wells. This resulted in a gain of $197,000 being recorded on this undeveloped property sale. Energx is in the lease acquisition stage on this property. No exploratory wells have been drilled to date.

G.   DEBT:

     During fiscal 1995, USE and Crested obtained a $1,000,000 line of credit from a bank. The line of credit accrued interest at the banks prime rate plus
 .5% (8.5% initially) and matured on July 23, 1995. The weighted average interest rate for 1995 for the line of credit was 9.82%. $960,000 is outstanding as of May 31, 1995. Subsequently this line was repaid with funds received in the July 8, 1995 private placement. The Company has renegotiated this $1,000,000 line of credit and extended the maturity date to July 23, 1996. The line of credit is secured by certain real property and a share of the net proceeds of production from certain oil and gas wells. No amounts are currently outstanding on this line of credit.

     The Company's debt also includes the $500,000 revolving line of credit of Brunton with a commercial bank. The line of credit accrues interest at 1% above prime and expires in August, 1995. As of May 31, 1995, $387,000 was outstanding on the line of credit. Brunton also has a $200,000 line of credit that matures in August 1995. No amounts are outstanding as of May 31, 1995. Both of the Brunton lines of credit were renegotiated for $500,000 and $250,000 respectively to mature August 2, 1996 with interest at 1% over bank index rate. The weighted average for these lines for 1995 was 9.35%. FNG holds a $200,000 line of credit with a commercial bank. This line of credit accrues interest at 2.25% over the bank's prime rate and expires on February 28, 1996, $180,000 was outstanding as of May 31, 1995. The weighted average rate for 1995 for this line of credit was 10.29%

      Brunton has two installment notes bearing interest at 8.25% secured generally by all the assets of Brunton. FNG also has various installment notes bearing interest from 7.5% to 11.75% which are secured by FNG equipment with maturity dates through 1997.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)





     The components of debt as of May 31, 1995 and 1994 are as follows:

                                                             May 31,
                                                    ---------------------------
                                                       1995            1994
                                                       ----            ----
     Installment note - secured by equipment,
       interest at 8%, matures February 1996        $   84,600      $   220,200
     Installment notes - secured by real estate,
       interest at 7.9% - 8%, matures 1998-2004        270,500          287,600
     Brunton installment notes                         722,700          770,000
     FNG installment notes                              57,200          157,800
     Notes payable - other                              26,400           82,000
                                                    ----------      -----------
                                                     1,161,400        1,517,600
     Less current portion                             (232,900)        (408,500)
                                                    ----------      -----------
                                                    $  928,500      $ 1,109,100
                                                    ==========      ===========

     Principal requirements on debt for the five years after May 31, 1995 are as follows: 1996 - $232,900; 1997 - $121,100; 1998 - $107,100; 1999 - $200,500;
2000 - $344,100 and thereafter $155,700.

H.   INCOME TAXES:

     The Company adopted SFAS 109 during fiscal 1994.

     The components of deferred taxes as of May 31, 1995 and 1994 are as follows:

                                                                May 31,
                                                    -----------------------------
                                                        1995              1994
                                                        ----              ----

   Deferred tax assets:
     Deferred compensation                          $    50,400      $    26,300
     Deferred gain on sale of assets                    143,900           85,000
     Net operating loss carryforwards                 6,535,200        4,601,100
     Capital loss carryforwards                         182,100          452,000
     Tax Credits                                        325,000          325,000
     Other                                               33,000           36,000
                                                    -----------      -----------
   Total deferred tax assets                          7,269,600        5,525,400
                                                    -----------      -----------

   Deferred tax liabilities:
     Accelerated depreciation for tax                (1,073,400)      (1,112,900)
     Development and exploration costs               (2,095,700)      (2,039,900)
                                                    -----------      -----------
   Total deferred tax liabilities                    (3,169,100)      (3,152,800)
                                                    -----------      -----------
                                                      4,100,500        2,372,600

   Valuation allowance                               (4,283,800)      (2,639,600)
                                                    -----------      -----------
   Net deferred tax liability                       $  (183,300)     $  (267,000)
                                                    ===========      ===========

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)


     The Company has established a valuation allowance of $4,224,900 against deferred tax assets due to the losses incurred by the Company in fiscal 1995, 1994 and 1993. The Company's ability to generate future taxable income to utilize the NOL and capital loss carryforwards is uncertain.

     For the year ended May 31, 1993, the tax effect of deferred taxes resulting from timing differences in the recognition of revenues and expenses for tax and financial statement purposes were as follows.

                                                                  May 31,
                                                                   1993
                                                               ----------
     Gain on sale of property and equipment                    $ (81,800)
     Operating loss carryforwards for
       income tax reporting purposes                            (311,200)
     Deferred compensation expense                               (55,600)
     Exploration and development costs                           437,700
     Depreciation                                                 54,000
     Other                                                       (43,100)
                                                               ----------
       Deferred income taxes                                   $    --
                                                               ==========

     The income tax provision (benefit) is different from the amounts computed by applying the federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                                   Year Ended May 31,
                                                                  -------------------
                                                           1995            1994           1993
                                                           ----            ----           ----
     Expected federal income tax                       $ (704,000)     $(1,055,300)   $    --
     Utilization of capital loss carryforward            (269,900)          --             --
     Net operating losses not previously benefitted      (670,300)          --             --
     Valuation allowance                                1,644,200        1,055,300         --
                                                       ----------      -----------    -----------
       Income tax provision                            $    --         $    --        $    --
                                                       ==========      ===========    ===========

     There were no taxes payable as of May 31, 1995, 1994 or 1993.

     At May 31, 1995, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $19,221,000 which will expire from 1996 to 2010 and investment tax credit carryforwards of $325,000 which, if not used, will expire from 1996 to 2001. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

     The Internal Revenue Service has audited the Company's and affiliates' tax returns through fiscal 1986, and their income tax liabilities are settled through that year. The IRS has recently audited the Company's and affiliates', which includes USECC, fiscal years 1989, 1990 and 1991 tax returns. The Company has received a deficiency letter for the years 1989 through 1991. The Company has submitted a written appeal to protest the findings of the examining agent. Management believes the Company will prevail on the significant issues in dispute, and therefore, that significant liabilities will not result from the findings.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)


I.   SEGMENTS AND MAJOR CUSTOMERS:

     The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding development and sale of mineral bearing properties although the Company has no producing mines. Other reportable industry segments included commercial operations, primarily manufacturing and distribution of outdoor recreation products, real estate activities and operation of an airport fixed base operation and construction operations. The following is information related to these industry segments:

                                                       Year Ended May 31, 1995
                                        ------------------------------------------------------
                                                      Commercial   Construction
                                          Minerals    Operations    Operations    Consolidated
                                          --------    ----------   ------------   ------------

Revenues                                $    85,500   $5,705,500     $1,303,400   $ 7,094,400
                                        ===========   ==========     ==========
Interest and other revenues                                                         2,053,600
                                                                                 ------------
   Total Revenues                                                                 $ 9,148,000
                                                                                 ============

Operating (loss) profit                 $(1,568,800)  $1,228,400     $  265,100   $   (75,300)
                                        ===========   ==========     ==========
Interest and other revenues                                                         2,053,600
General corporate and other expenses                                               (3,606,600)
Equity in loss of affiliates                                                         (442,300)
                                                                                 ------------
   loss before income taxes                                                       $(2,070,600)
                                                                                 ============

Identifiable assets at May 31, 1995     $18,518,300   $9,074,300     $  292,700   $27,885,300
                                        ===========   ==========     ==========
Investments in affiliates                                                           3,244,600
Corporate assets                                                                    3,035,100
                                                                                 ------------
   Total assets at May 31, 1995                                                   $34,492,700
                                                                                 ============

Capital expenditures                    $   455,100   $  186,400     $   28,100
                                        ===========   ==========     ==========
Depreciation, depletion and
   amortization                         $      --     $  637,600     $  116,500
                                        ===========   ==========     ==========

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)


                                                      Year Ended May 31, 1994
                                        ------------------------------------------------------
                                                      Commercial   Construction
                                         Minerals     Operations    Operations   Consolidated
                                         --------     ----------   ------------  ------------
Revenues                                $ 4,359,300   $1,165,100     $2,606,400   $ 8,130,800
                                        ===========   ==========     ==========
Interest and other revenues                                                           645,500
                                                                                 ------------
   Total Revenues                                                                 $ 8,776,300
                                                                                 ============

Operating profit (loss)                 $  (665,100)  $ (824,300)    $  317,500   $(1,171,900)
                                        ===========   ==========     ==========
Interest and other revenues                                                           645,500
General corporate and other expenses                                               (2,186,700)
Equity in loss of affiliates                                                         (390,700)
   Loss before income taxes
     and cumulative effect                                                        $(3,103,800)
                                                                                 ============

Identifiable assets at May 31, 1994     $17,745,200   $8,898,400     $  371,200   $27,014,800
                                        ===========   ==========     ==========
Investments in affiliates                                                           2,807,900
Corporate assets                                                                    3,267,600
                                                                                 ------------
   Total assets at May 31, 1994                                                   $33,090,300
                                                                                 ============

Capital expenditures                    $ 1,190,700   $  441,600     $   19,800
                                        ===========   ==========     ==========
Depreciation, depletion and
   amortization                         $      --     $  505,600     $  160,200
                                        ===========   ==========     ==========

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (CONTINUED)


                                                        Year Ended May 31, 1993
                                        ------------------------------------------------------
                                                      Commercial   Construction
                                         Minerals     Operations    Operations   Consolidated
                                         --------     ----------   ------------  ------------

Revenues                                $ 4,796,600   $  894,400     $2,026,500   $ 7,717,500
                                        ===========   ==========     ==========
Interest and other revenues                                                         1,328,000
                                                                                 ------------
   Total Revenues                                                                 $ 9,045,500
                                                                                 ============

Operating profit (loss)                 $ 1,140,400   $ (678,600)    $  266,100   $   727,900
                                        ===========   ==========     ==========
Interest and other revenues                                                         1,328,000
General corporate and other expenses                                               (1,833,100)
Equity in loss of affiliates                                                         (444,700)
                                                                                 ------------
   Loss before income taxes
     and extraordinary item                                                       $  (221,900)
                                                                                 ============

Identifiable assets at May 31, 1993     $ 8,765,100   $5,605,800     $1,190,200   $15,561,100
                                        ===========   ==========     ==========
Investments in affiliates                                                           2,706,700
Corporate assets                                                                    5,769,400
                                                                                 ------------
   Total assets at May 31, 1993                                                   $24,037,200
                                                                                 ============

Capital expenditures                    $     3,300   $  169,800     $  819,900
                                        ===========   ==========     ==========
Depreciation, depletion and
   amortization                         $      --     $  419,400     $  162,200
                                        ===========   ==========     ==========

     During fiscal 1994 and 1993, approximately 14% and 44% of mineral revenues were from amortization of principal on the AMAX notes and annual advance royalties of molybdenum from AMAX. During fiscal 1994 and 1993, 86% and 56%, respectively, of mineral revenues were from sales of uranium. There were no uranium sales during fiscal 1995.

     The Company subleases excess office space, contracts aircraft for charter flights and sells aviation fuel. Commercial revenues in the statements of operations consist of mining equipment, office and other real property rentals, charter flights and fuel sales. Commercial operations for 1995 include the operations of Brunton.

J.   SHAREHOLDERS' EQUITY:

     In March 1995, the Company completed a private placement of 400,000 shares of stock at $3.00 per share. The majority of the proceeds were from employees of the Company. This offering carried terms by which the Company, at its option, would either redeem the common shares sold from each investor, at a cash redemption price of $3.50 per share or issue one additional common share for each three shares originally purchased. Management of the Company intends to issue the additional common shares (133,333 shares). The Company is obligated to register all shares issued in connection with this private placement by January 1996.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)

     In June and July, 1995 the Company sold common stock at $4.00 per share (812,432 shares, net proceeds to the Company of $2,827,300). In connection with this private placement, warrants to purchase 81,243 USE common shares at $4.80 per share are to be issued to the selling agent. These warrants are exercisable through July 25, 2000.

     The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, later amended reserves 550,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued options to certain of its executive officers, Board members and others. 371,200 non-qualified options were issued at purchase prices ranging from $2.00 per share to $2.90 per share. The options will expire on April 14, 2002 and April 30, 2002. During fiscal 1995, options were exercised for the purchase of 7,500 shares.

     The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. During fiscal 1995, 1994 and 1993, the Board of Directors of USE contributed 37,204, 46,332 and 49,087, shares to the ESOP at prices of $5.38, $4.00 and $3.75 per share, respectively. The Company is responsible for one-half of these contributions amounting to $100,000, $92,500 and $91,700 in fiscal 1995, 1994 and 1993, respectively. Crested is responsible for the remainder (see Note C). USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased with the loan proceeds, bear interest at the rate of 10% per annum and are due in fiscal 1996.

     The Board of Directors of both the Company and Crested issue shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying balance sheets because such shares are forfeitable to the Company and Crested until earned. Crested is responsible for one half of the compensation expense related to these issuances (see Note C). Compensation expense will be recognized over the various earn out periods. As of May 31, 1995, 1994 and 1993, the Company had compensation expense of $200,000, $116,700 and $271,700, respectively, resulting from these issuances. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates have been extended until retirement, which is the earn out date of the amended stock bonus plan. The new plan grants a stock bonus of 20% of the previous plan per year for five years. Additional information related to these stock issuances is set forth in the following table:

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)

      Issue                Number                Issue      Total
      Date               of Shares     Issuer    Price   Compensation
      ----               ---------     ------    -----   ------------
     May 1990               40,300     USE      $ 9.75     $392,925
     June 1990              66,300     USE       11.00      729,300
     November 1990
       (stock dividend)     10,660     USE        N.A.         N.A.
     June 1990              25,000     Crested    1.06       26,562
     December 1990           7,500     Crested     .50        3,750
     January 1993           18,520     USE        3.00       55,560
     January 1993            6,500     Crested     .22        1,430
     January 1994           18,520     USE        4.00       74,080
     January 1994            6,500     Crested     .28        1,828
     January 1995           18,520     USE        3.75       69,450
     January 1995            6,500     Crested     .19        1,219

     No shares were earned out in fiscal 1993 or 1995; however, 5,000 shares of USE stock were earned out and released to a third party in fiscal 1994. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. The amended plan grants a stock-bonus of 20% of the previous plan per year for five years. Also included in forfeitable common stock are 15,000 shares to directors which are vesting at 20% a year beginning in November 1992, of which 9,000 are earned out but not released as of May 31, 1995.

     In April 1993, the Board of Directors of USE authorized the issuance of 50,000 shares of its common stock at $2.75 per share to an affiliate for cash in an effort to increase the Company's operating capital. USE also granted this affiliate options for 150,000 common shares at $3.50 per share. None of these options have been exercised as of May 31, 1995.

     On November 11, 1993, the Company issued 100,000 shares of its common stock at $3.00 per share to Brunton in lieu of payment on a $300,000 line of credit.

K.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS (SMP)

     ARBITRATION PROCEEDING CONCERNING SMP.  During fiscal 1992, Nukem's wholly-
     -------------------------------------
owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and Crested. CRIC claimed that the Company and Crested violated the SMP partnership agreement by assigning to the Green Mountain Mining Venture (GMMV) the amounts equal to any SMP cash distributions to USECC derived from sales of uranium under SMP supply contracts. CRIC also asserted that by entering into the GMMV agreement, the Company and Crested misappropriated a business opportunity of SMP. CRIC seeks damages and certain equitable remedies from the Company and Crested, in an amount to be determined and seeks to expel the Company and Crested from the SMP

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)

Partnership. The Company and Crested do not believe their entry into the GMMV agreement violated the restraints on transfer of SMP property set forth in the SMP agreement. They have vigorously defended themselves against the allegations of CRIC.

     FEDERAL COURT ACTION CONCERNING SMP.  On July 3, 1991, the Company and
     -----------------------------------
Crested filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC and their affiliates, alleging that Nukem, CRIC and their affiliates fraudulently misrepresented facts and concealed information from the Company and Crested to induce their entry into the agreements forming SMP and seek rescission, damages and other relief. The Company and Crested further alleged that Nukem and CRIC have refused to provide information about transactions by CRIC and its affiliates with SMP, and that the defendants had engaged in various wrongful acts relating to financing and acquisition of uranium for SMP. Nukem and CRIC filed an answer and a variety of counterclaims against the Company and Crested. Certain of Nukem's affiliates (excluding CRIC) were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of the Company and Crested to stay the above arbitration initiated by CRIC and also ordered the Company and Crested to amend their complaint. On April 6, 1992, the Company and Crested filed an amended complaint against Nukem and CRIC setting out the alleged fraud with particularity, and Nukem and CRIC filed answers and counterclaims to the amended complaint.

     STATE COURT ACTION CONCERNING SMP.  On September 16, 1991, USECC filed a
     ---------------------------------
civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties in south-central Wyoming. On May 11, 1993, the Denver District Court stayed all proceedings until the U.S. District Court for Colorado case is resolved.

     SUMMARY.  The discovery stage in the case filed by the Company and Crested
     -------
on July 3, 1991 in the U. S. District Court of Colorado against Nukem, CRIC et al has been protracted and vigorously contested by all parties. On November 6, 1993, the remaining parties in that suit, Nukem and CRIC, agreed with the Company and Crested that the majority of the claims post the formation of SMP on December 21, 1988, would be handled through consensual arbitration with the American Arbitration Association ("AAA"). The agreement to arbitrate was finally reduced to writing and executed effective on February 7, 1994. The arbitration hearing commenced on June 27, 1994 before a three member AAA arbitration panel. After 73 hearing days and some 15,000 pages of testimony, the parties rested their cases on May 31, 1995. Per order of the Panel, the parties filed their proposed Findings of Fact and Conclusions of Law, Award and a brief of the law on August 7, 1995. Each side shall submit responsive proposed findings of fact and conclusions of law, responsive proposed award and reply briefs by September 21, 1995. The Panel will make its Order and Award within 90 days thereafter, unless the period of time is extended.

     Nukem and CRIC are seeking $47,172,535 against USE and USECC and the right to purchase USECC's interest in SMP for $2,350,000. USE and Crested are seeking the dissolution of the SMP Partnership, the return of the Sheep Mountain Mining properties and damages against Nukem and CRIC in excess of $200,000,000 with requests that they be trebled under RICO and COCCA. USECC has denied all the allegations made by CRIC and denied any liability. The Company and counsel believe that an evaluation of the likelihood of an unfavorable outcome and any estimate of the amount or range of potential loss is premature at this time given to the state of the proceedings. The resolution of these matters by the arbitration panel is expected by December 1995 or early calendar 1996. The Company also expects to vigorously pursue all pre-SMP Partnership claims which have been reserved by the parties before the Federal Court once the arbitration proceedings are completed.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)

     ILLINOIS POWER.  Illinois Power Company ("IPC"), one of the utilities with
     --------------
whom SMP has a long-term uranium supply contract, unilaterally sought to terminate the contract on October 28, 1993 and filed suit contemporaneously in the Federal District Court, Danville, Illinois, against the Company, Crested, CRIC, SMP, Nukem Luxembourg GmbH ("NULUX") and the Dresdner Bank, seeking a declaratory judgment that the contract with USECC, which was assigned to SMP and thereafter to NULUX, had been breached by USECC filing of a Motion for Appointment of Receiver in the SMP litigation. The Dresdner Bank was dismissed from the case, and the remaining defendants filed answers denying IPC's allegations and filed counterclaims for damages due under the IPC contract. These defendants also filed Motions for Summary Judgment and a hearing was held on the motions on May 27, 1994. On September 1, 1994, the U. S. District Court for the Central District of Illinois granted the defendants' motions for summary judgment against IPC dismissing IPC's complaint, and further granted those defendant's counterclaims against IPC for breach of contract by IPC. After various negotiating sessions the parties reached agreement in June 1995 to settle the case by entering into an amendment to the original agreement to increase the price per pound of U\\3\\O\\8\\ delivered to IPC and provide for 3 deliveries totalling 486,443 lbs. U\\3\\O\\8\\ in 1995, 1996 and 1997. The first delivery of 226,443 lbs. U\\3\\O\\8\\ was made on June 30, 1995. This amendment to the IPC contract will be subject to the decision of the Arbitration Panel.

     Declaratory Judgment Action on Extralateral Rights:  On July 30, 1991, Bond
     --------------------------------------------------
Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador Mining Company, Inc. ("Parador") and H.B. Layne Contractor, Inc. (Layne) as defendants. The complaint primarily concerns extralateral rights associated with two patented mining claims (the "Claims") owned by Parador which were initially leased to a predecessor of BGBI and subsequently, the residuals of that lease were assigned and leased by Parador to USE and Crested. Parador, USE and Crested answered the complaint, filed a counterclaim against the Plaintiff and a cross claim against Layne. Pursuant to the Nevada Rules of Civil Procedure, the parties through their attorneys have met and prepared a report outlining various matters required by the Nevada Rules regarding discovery and depositions. Parador has notified BGBI that it has terminated the lease to a predecessor of BGBI of its two patented claims (being part of the Bullfrog Open Pit Mine). On or about June 30, 1993, Layne filed a motion for summary judgment against Parador, USE and Crested claiming there is no issue of material fact and Layne is entitled to judgment as a matter of law. Parador, USE and Crested are preparing a response to this motion. Pursuant to the Assignment and Lease of Mining Claims entered into as of April 1, 1991 between USE, Crested and Parador, USE and Crested are to receive 50% of damages or production royalties due Parador from production of precious metals out of the mined lode or veins dipping down from where the lode apexes on Parador's mining claims. USE agreed to advance $200,000 to cover attorney and other costs and fees which may be first recovered out of production royalties or damages. Any expenditures over $200,000 shall be borne solely by USE and Crested. If Bond Gold should produce precious metals from within the boundaries of Parador's Claims which are not related to extralateral rights, Parador shall receive 100% of the royalties. If USE and Crested mine precious metals from the Claims, Parador shall receive a royalty of 40% NSR. Depositions have been taken in the case and Layne has filed the above Motion for Summary Judgment. The parties agreed to stay the motion until discovery is completed. The Court set the trial on the issue of extralateral rights for July 17, 1995, but recently the notified the parties that because of a conflict, the case will not be heard until December 11, 1995.

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)


RECLAMATION AND ENVIRONMENTAL LIABILITIES

     Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company attempts to conduct its mining operations so as to comply with these regulations, but they are continually changing and generally becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts and technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission, the Bureau of Land Management and the Wyoming Department of Environmental Quality review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses on unasserted claims to be disclosed or recorded in the reclamation liability. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

     The majority of the Company's environmental obligations relate to former mining properties acquired by the Company. Since the Company currently does not have properties in production, the Company's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over a number of years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company also does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

     As of May 31, 1995, the Company has recorded estimated reclamation obligations, including standby costs, of $14,770,500, as reflected in reclamation and other long-term liabilities in the accompanying financial statements. In addition, the GMMV joint venture, in which the Company is a 50% equity investor, has recorded a $23,960,000 liability for future reclamation and closure costs. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

     The Company currently has four mineral properties or investments that account for most of its environmental obligations. The Company is a partner in SMP, a joint venturer of GMMV and owner of SGMC and Plateau. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)




SMP
---

     The Company and Crested agreed to assume the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties, which are part of the SMP venture. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1994 and the balance in the reclamation liability account at May 31, 1995 of $1,451,800 was determined by the Company to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and Crested self bonded this obligation by mortgaging certain of their real estate holdings. A portion of the funds for the reclamation of SMP's properties is expected to be provided by SMP which has agreed to pay up to $.50 per pound of uranium to the Company and Crested for reclamation work, as the uranium is produced from the properties. The current arbitration proceedings with Nukem and CRIC could result in changes to these agreements between the parties.

GMMV
----

     During fiscal 1991, the Company and Crested acquired developed minerals properties on Green Mountain known as the Big Eagle Property. In connection with that acquisition, the Company and Crested agreed to assume reclamation and other environmental liabilities associated with the property. Reclamation obligations imposed by regulatory authorities were established at $7,300,000 at the time of acquisition. Immediately after the acquisition, the Company and Crested transferred a one-half interest in them to Kennecott, and Kennecott, the Company and Crested contributed the Big Eagle properties to GMMV, which assumed the reclamation and other environmental liabilities. Kennecott holds a commercial bank letter of credit as security for the performance of the reclamation obligations for the benefit of GMMV.

     During fiscal 1993, GMMV entered into an agreement to acquire the Sweetwater uranium mill and related properties from UNOCAL. GMMV's consideration for the acquisition of the Sweetwater Mill Property was the assumption of all environmental liabilities and reclamation bonding obligations. The environmental obligations of GMMV are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company, the other joint venture partner).
However, UNOCAL also agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001 (which liabilities are not due solely to the operations of GMMV), UNOCAL will reimburse GMMV the first $8,000,000 of such expenditures. Any such reimbursement may be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Mill. In any event, until such time as environmental and reclamation undertakings are liquidated against Kennecott Corporation, such costs are not deemed expenditures under Kennecott's $50,000,000 development commitment (although bond costs may be charged against this development commitment).

     The reclamation and environmental liabilities assumed by GMMV concern two categories: (1) cleanup of an inactive open mine pit site near the Mill, including water (heavy metals and other contaminants) and tailings (heavy metals and other dust contaminant abatement and erosion control) associated with the pit, and (2) decontamination and cleanup and disposal of the Mill building and equipment and tailings cells after Mill decommissioning. Current liabilities for such efforts have been

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)

established at approximately $16,322,900 by the Wyoming Department of Environmental Quality for mine pit site matters (exercising EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and by the NRC for decontamination and cleanup of the Mill and Mill tailings cells. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

     Although USE and the other GMMV parties are liable for all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, USE believes it is unlikely USE will have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs may be within the $50,000,000 development commitment of Kennecott Uranium Company for GMMV. These costs are not expected to increase materially, if the Mill is not put into full operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous Mill and site operations during ownership by Minerals Exploration Company (a UNOCAL subsidiary), UNOCAL has agreed to fund up to $8,000,000 of such costs (provided such costs are incurred before February 1, 2001 and before Mill production resumes), which would be recoverable only out of future Mill production (see above). Third, payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities once mining and milling commences. To date, ongoing Mill maintenance expense is funded by Kennecott as part of its development commitment.

     Kennecott Corporation will be entitled to contribution from the USE parties in proportion to their participation interests in GMMV, if Kennecott Corporation is required to pay Mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott Corporation only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be built up out of GMMV operating revenues). In addition, if and to the extent such liabilities resulted from UNOCAL's Mill operations, and payment of the liabilities was required before February 1, 2001 and before Mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate USE liability for contribution to Mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of Mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be built up out of GMMV operating revenues and c) payments are not available from UNOCAL.

SGMC
----

     The Company and Crested currently own 100% of SGMC, which owns gold mineral properties in California. Currently, the property is in development and costs consist of drilling, permitting, holding costs and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. Because the mine is not in the production stage and the Company's policy is to provide reclamation on a unit-of-

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993
                                  (continued)

production basis, no environmental liabilities have been accrued as of May 31, 1995. Any reclamation liability for SGMC properties which currently exist is insignificant.

Plateau
-------

     The environmental obligations acquired with the acquisition of Plateau include all environmental and reclamation obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In addition, Plateau has recorded additional obligations of $10,818,700 as of May 31, 1995, for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins. The estimated future Shootaring Mill decommissioning and site reclamation costs noted above ,as required by the NRC and the Utah Department of Natural Resources, were determining factors in the consideration paid by the Company

EXECUTIVE COMPENSATION

     The Company and Crested are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     Not applicable.

                                   PART III
                                   --------

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1994, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

     The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORM 8-K
          ---------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a) The following financial statements are filed as a part of this Report in Item 8:

(1)  Consolidated Financial Statements

     Registrant and Affiliates

        Report of Independent Public Accountants..............................43

        Consolidated Balance Sheets - May 31, 1995 and 1994................44-45

        Consolidated Statements of Operations
        for the Years Ended May 31, 1995, 1994 and 1993....................46-47

        Consolidated Statements of Shareholders'
        Equity for the Years Ended May 31, 1995, 1994 and 1993.............48-49

        Consolidated Statements of Cash Flows
        for the Years Ended May 31, 1995, 1994 and 1993....................50-51

        Notes to Consolidated Financial Statements.........................52-77

   (ii) Financials and Schedules of Affiliates

        (a) Green Mountain Mining Venture

            Report of Independent Public Accountants..........................85

            Balance Sheet - December 31, 1994 and 1993........................86

            Statement of Operations for the Period from June 1, 1990
            (Date of Inception) through December 31, 1994.....................87

            Statement of Changes in Partners' Capital for the Period from
            June 1, 1990 (Date of Inception) through December 31, 1994........88

            Statement of Cash Flows for the Period from June 1, 1990
            (Date of Inception) through December 31, 1994.....................89

            Notes to Financial Statements..................................90-93

        (b) Sheep Mountain Partners

        The Registrant's partner in SMP, Nukem/CRIC, have refused to provide certain information concerning SMP to SMP's independent public accountants. The information requested concerns partnership costs for uranium purchases. USECC and Nukem/CRIC disagree as to whether uranium costs of the partnership means: (i) the price which Nukem/CRIC pays for purchases of uranium for SMP; or (ii) the price which CRIC charges SMP for uranium.

        As a result, the independent public accountants have informed the Registrant and Crested that they have been unable to complete their audit of SMP, and are unable to render a report on SMP's financial statements. The Registrant and SMP's independent public accountants are seeking to resolve these uncertainties so that SMP's financial statements may be finalized and filed. When these matters are resolved, the SMP financial statements will be filed under cover of a Form 10-K/A.

             Balance Sheets - May 31, 1995 and 1994............................*

             Statements of Operations - Years Ended
             May 31, 1995, 1994 and 1993.......................................*

             Statements of Changes in Partners' Capital - Years Ended
             May 31, 1995, 1994 and 1993.......................................*

             Statements of Cash Flows - Years Ended
             May 31, 1995, 1994 and 1993.......................................*

             Notes to the Financial Statements.................................*

     *To be filed under cover of a Form 10-K/A.

     All other schedules have been omitted because the information is not applicable or because the information is included in the financial statements.

(3)  Exhibits Required to be Filed.

     Exhibit                                                          Sequential
       No.                    Title of Exhibit                        Page No.
     -------  ------------------------------------------------        ----------
     3.1      Restated Articles of Incorporation.............................[3]

     3.1(a)   Articles of Amendment..........................................[1]

     3.2      By-Laws........................................................[3]

     3.2(a)   Amended By-Laws................................................[1]

     10.1     USECC Joint Venture Agreement - Amended........................[4]

     10.2     Management Agreement between - USECC...........................[2]

     10.3     Warrant Agreement - H.I. R. Management.........................[3]

     10.4     Acquisition Agreement - Four Nines Gold, Inc...................[2]

     10.5     Assignment and Lease - Parador.................................[2]

     10.6     Employment Agreement - Daniel P. Svilar........................[3]

     10.7     Airport Ground Lease - City of Riverton........................[2]

     10.8     Executive Officer Death Benefit Plan...........................[3]

     10.9     Big Eagle Acquisition Agreement with PMC.......................[5]

     10.11    Sweetwater Mill Acquisition Agreement..........................[2]

     10.12    Ft. Peck Agreement - Drilling and Production Services..........[2]

     10.13    USE/Seine River Letter Agreement - SGV.........................[7]

     10.14    Agreement to Sell SGV Interest to Crested......................[2]

     10.15    USE/Seine River Amendment to Letter Agreement - SGV............[8]

     10.16    Loan and Security Agreement - Seine River......................[9]

     10.17    Seine River Promissory Note - SGV Property Purchase...........[10]

     10.18    Master Agreement - Mt. Emmons/AMAX ...........................[11]

     10.19    Seine River Promissory Notes - SGV Operating Expenses..........[2]

     10.20    Promissory Notes - ESOP/USE...................................[12]

     10.21    Self Bond Agreement - Crooks Gap Properties....................[4]

     10.22    Security Agreement - ESOP Loans...............................[13]

     10.23    Milling Agreement - PMC.......................................[14]

     10.27    Mineral Properties Agreement - Congo Area - PMC................[3]

     10.28    Memorandum of Joint Venture Agreement - GMMV...................[3]

     10.29    Memorandum of Partnership Agreement  - SMP.....................[4]

     10.32    Employee Stock Ownership Plan..................................[4]

     10.33    Stock Option Plan..............................................[4]

     10.34    Form of Stock Option and Schedule - 1989 Plan..................[3]

     10.35    Severance Agreement (Form).....................................[1]

     10.36    1992 Stock Compensation Plan Non-Employee Directors............[1]

     10.37    Executive Compensation (John L. Larsen)........................[1]

     10.38    Executive Compensation (Non-qualified Options).................[1]

     10.39    ESOP and Option Plan Amendments................................[1]

     10.40    Plateau Acquisition - Stock Purchase Agreement and Related
              Exhibits.......................................................[6]

     10.41    Option and Sales Agreements - Gunnison Property Parcel A... 94-105

     10.42    Option and Sales Agreements - Gunnison Property Parcel B.. 106-114

     10.43    Option Agreement - USE and Arrowstar - Aircraft Hangar.... 115-116

     21       Subsidiaries of Registrant.................................... 117

     [1] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992.

     [2] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

     [3] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990.

     [4] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1989.

     [5] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-Q for the period ended February 28, 1991.

     [6] Incorporated by reference from exhibit A to the Registrant's Form 8-K reporting an event of August 11, 1993.

     [7] Incorporated by reference from exhibit 28.1 to the Registrant's Form 8-K reporting an event of October 12, 1990.

     [8] Incorporated by reference from exhibit 28.2 to the Registrant's Form 8-K reporting an event of June 1, 1991.

     [9] Incorporated by reference from exhibit 28.3 to the Registrant's Form 8-K reporting an event of June 1, 1991.

     [10] Incorporated by reference from exhibit 28.4 to the Registrant's Form 8-K reporting an event of June 1, 1991.

     [11]     Incorporated by reference from the like-numbered exhibit to a
              Schedule 13D filed by AMAX on or about August 3, 1987.

     [12]     Incorporated by reference from exhibit 2 to Amendment No. 6 of a
              Schedule 13D filed by John L. Larsen, reporting an event of May 28, 1991.

     [13]     Incorporated by reference from exhibit 3 to Amendment No 4. of a
              Schedule 13D filed by John L. Larsen, reporting an event of January 2, 1990.

     [14] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1988.

     (b) Reports filed on Form 8-K.

     During the fourth quarter of the fiscal year ended on May 31, 1994, the Registrant reported the Brunton acquisition on Form 8-K.

     (c) Required exhibits are attached hereto and listed above under Item 14
         (a)(3).

     (d) Required financial statement schedules are listed and attached hereto in Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  U.S. ENERGY CORP. (Registrant)


Date:  August   30  , 1995                   By:  /s/ John L. Larsen
              ------                              ------------------------------
                                                  JOHN L. LARSEN,
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August   30  , 1995                   By:  /s/ John L. Larsen
              ------                              ------------------------------
                                                  JOHN L. LARSEN, Director


Date:  September   7   , 1995                By:  /s/ Max T. Evans
                 ------                           ------------------------------
                                                  MAX T. EVANS, Director


Date:  September   5   , 1995                By:  /s/ Harold F. Herron
                 ------                           ------------------------------
                                                  HAROLD F. HERRON, Director


Date:  September ______, 1995                By:  ______________________________
                                                  DON C. ANDERSON, Director


Date:  September ______, 1995                By:  ______________________________
                                                  DAVID W. BRENMAN, Director


Date:  September   7   , 1995                By:  /s/ Nick Bebout
                 ------                           ------------------------------
                                                  NICK BEBOUT, Director


Date:  September   5   , 1995                By:  /s/ Robert Scott Lorimer
                 ------                           ------------------------------
                                                  ROBERT SCOTT LORIMER,
                                                  Principal Financial Officer
                                                  and Chief Accounting Officer

                       Report of Independent Accountants
                       ---------------------------------


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1994 and 1993, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1994, 1993 and 1992, and the period from inception (June 1, 1990) to December 31, 1994. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, and the period from inception (June 1, 1990) to December 31, 1994, in conformity with generally accepted accounting principles.




Salt Lake City, Utah
April 10, 1995

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                                 BALANCE SHEET
                       as of December 31, 1994 and 1993

                                    ______

                                                     1994            1993
                                                -------------   -------------
Assets:

  Property and equipment (Note 3):
   Mineral properties and mine
     development costs                          $  21,887,857   $  21,604,663
   Buildings                                       24,815,009      24,815,009
                                                -------------   -------------

     Total assets                               $  46,702,866   $  46,419,672
                                                =============   =============


Liabilities and Partners' Capital:

  Due to USECC                                  $      62,386   $     102,182

  Reclamation liabilities (Note 3)                 23,620,000      23,620,000
                                                -------------   -------------

     Total liabilities                             23,682,386      23,722,182
                                                -------------   -------------

  Commitments (Note 3)

  Partners' capital:
   Kennecott Uranium Company                       11,510,240      11,348,745
   USECC                                           11,510,240      11,348,745
                                                -------------   -------------

                                                   23,020,480      22,697,490
                                                -------------   -------------

     Total liabilities and partners' capital    $  46,702,866   $  46,419,672
                                                =============   =============

                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                            STATEMENT OF OPERATIONS
             for the years ended December 31, 1994, 1993 and 1992,
                 and the period from inception (June 1, 1990)
                             to December 31, 1994

                                    ______

                                                                            Period from
                                                                            inception to
                                                                            December 31,
                                   1994           1993           1992           1994
                               ------------   ------------   ------------   ------------
Costs and expenses:
  Maintenance and holding
    costs                      $  1,877,528   $  1,982,005   $  2,061,349   $  5,921,782
  Marketing costs                    85,676         83,977         69,445        247,598
                               ------------   ------------   ------------   ------------
      Net loss                 $  1,963,204   $  2,065,982   $  2,130,794   $  6,169,380
                               ============   ============   ============   ============

                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

               STATEMENT OF CHANGES IN VENTURE PARTNERS' CAPITAL
             for the years ended December 31, 1994, 1993 and 1992,
                 and the period from inception (June 1, 1990)
                             to December 31, 1994

                                    ______

                                                                                          Period from
                                                                                          inception to
                                                                                          December 31,
                                            1994            1993          1992               1994
                                         -----------    -----------    -----------      -------------
Balance at beginning of period:
  Kennecott Uranium Company              $11,348,745    $11,049,433    $10,478,378       $      -
  USECC                                   11,348,745     11,049,433     10,478,378              -

Capital contributions (Note 1):
  Kennecott Uranium Company                1,143,097      1,332,303      1,636,452       14,594,930
  USECC                                    1,143,097      1,332,303      1,636,452       14,594,930

Net loss:
  Kennecott Uranium Company                 (981,602)    (1,032,991)    (1,065,397)      (3,084,690)
  USECC                                     (981,602)    (1,032,991)    (1,065,397)      (3,084,690)

Balance at end of period:
  Kennecott Uranium Company               11,510,240     11,348,745     11,049,433       11,510,240
  USECC                                   11,510,240     11,348,745     11,049,433       11,510,240

                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                            STATEMENT OF CASH FLOWS
            for the years ended December 31, 1994, 1993 and 1992,
                 and the period from inception (June 1, 1990)
                             to December 31, 1994

                                    ______

                                                                                               Period from
                                                                                               inception to
                                                                                               December 31,
                                                 1994            1993           1992              1994
                                             ------------    ------------    ------------      ------------
Cash flows used in operating activities:
 Net loss                                    $(1,963,204)    $(2,065,982)    $(2,130,794)      $(6,169,380)
 Increase (decrease) in due to USECC             (34,782)         51,947           -                17,165
                                             -----------     -----------     -----------       -----------

     Net cash used in operating
      activities                              (1,997,986)     (2,014,035)     (2,130,794)       (6,152,215)
                                             -----------     -----------     -----------       -----------

Cash flows used in investing activities:
 Cost of buildings, mineral properties
  and mine development                          (283,194)       (666,975)       (698,298)       (7,355,866)
 Increase (decrease) in due to USECC              (5,014)         16,404        (443,812)           45,221
                                             -----------     -----------     -----------       -----------

     Net cash used in investing
      activities                                (288,208)       (650,571)     (1,142,110)       (7,310,645)
                                             -----------     -----------     -----------       -----------

Cash flows from financing activities:
 Capital contributions                         2,286,194       2,664,606       3,272,904        13,462,860
                                             -----------     -----------     -----------       -----------

     Net change in cash and cash
      equivalents                            $     -         $      -        $     -           $      -
                                             ===========     ===========     ===========       ===========

Cash and cash equivalents:
 At beginning of period                      $     -         $      -        $     -           $      -
 At end of period                                  -                -              -                  -

                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS

                                     _____


1.    Organization of the Joint Venture:
      ---------------------------------

      Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to develop mining claims and produce uranium from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June 1, 1990, with each partner contributing its portion of the Green Mountain properties. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

      Kennecott has agreed to contribute the first $50 million of operating and development expenses. Through December 31, 1994, Kennecott has contributed $13,462,808 to the Venture for operating and development expenses. During this period, 50% of the capital contributions made by Kennecott are allocated to USECC. The cash flows from the Venture will be allocated 50% to Kennecott and 50% to USECC. The allocation of the USECC portion of cash flows will be determined by the ownership interests of USE and Crested in the various GMMV properties.

      Effective October 29, 1992, Kennecott replaced USECC as manager of the Venture. Kennecott contracts with USECC to perform work on behalf of the Venture.

      Through December 31, 1994, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. Additional development is required prior to the commencement of commercial production. Such commencement is not expected to occur until uranium prices increase significantly above current levels. Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.


2.    Summary of Significant Accounting Policies:
      ------------------------------------------

      Mineral properties contributed to the Venture were recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are deferred until the properties are put into operation, sold or abandoned. Mine

                                   Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                    ______

2.    Summary of Significant Accounting Policies, Continued:
      -----------------------------------------------------

      development costs incurred either to expand the capacity of operating mines, develop new ore bodies or develop mine areas substantially in advance of production are capitalized and will be charged to operations on the units-of-production method over the estimated reserves to be recovered. Mine development costs incurred to maintain production will be included in operating costs and expenses. Maintenance and holding costs are expensed as incurred.

      The cost of mining equipment, less estimated salvage value will be depreciated on the units-of-production method over the estimated reserves to be recovered or on the straight-line method over the estimated life of the equipment, whichever is shorter. The cost of buildings will be depreciated on the straight-line method. Costs of repairs and maintenance are expensed as incurred. Expenditures that substantially extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed all applicable costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

      No provision has been made for federal, state and local income taxes, credits, or benefits since tax liabilities are the responsibility of the individual partners.


3.    Buildings, Mineral Properties and Mine Development Costs:
      --------------------------------------------------------

      USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1994 Kennecott had reimbursed USECC for substantially all development costs incurred.

                                   Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                    ______




3.    Buildings, Mineral Properties and Mine Development Costs, Continued:
      --------------------------------------------------------

      Building, mineral property and mine development costs incurred by each of the Venture partners are as follows:

                                                                                    Period from
                           Year ended         Year ended         Year ended       inception through
                          December 31,       December 31,       December 31,         December 31,
                             1994               1993               1992                 1994
                          -----------        -----------        -----------          -------------
        USECC             $   145,712        $   296,869        $   319,110          $   4,698,908
        Kennecott             137,482            370,106            379,188              2,656,958
                          -----------        -----------        -----------          -------------

         Total            $   283,194        $   666,975        $   698,298          $   7,355,866
                          ===========        ===========        ===========          =============

      In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. If production does not commence before the year 2000, the seller is liable for the first $8 million of the reclamation costs at the Sweetwater Mill.

      The Venture properties contain approximately 16 square miles, of which 8,860 acres are unpatented lode mining claims and 1,280 acres are state leases subject to a royalty of 5% of the gross value of uranium bearing ore mined and removed from said lands. The state leases will expire August 1996 and May 2001. All fees required to hold the unpatented mining claims have been paid to the state of Wyoming for the period ended December 31, 1994.

                                   Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued

                                    ______


3.    Buildings, Mineral Properties and Mine Development Costs, Continued:
      --------------------------------------------------------

      At December 31, 1994 and 1993, costs capitalized as property and equipment are composed of the following:

                                        1994             1993
                                     ----------       ----------

      Acquisition costs             $39,347,000      $39,347,000
      Development costs               7,355,866        7,072,672
                                     ----------       ----------

                                    $46,702,866      $46,419,672
                                     ==========       ==========

      Acquisition costs include the partners' initial contribution of $15,727,000 of mineral properties and buildings recorded at the contributing partners' historical cost and $23,620,000 of mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities noted above.