Form 10-Q
period 1995-08-31
US ENERGY CORP
filed 1995-10-16
CIK 101594

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


[X]  Quarterly report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 1995 or
[ ]  Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from            to

Commission file number   0-6814

                        U.S. ENERGY CORP.
     (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                      83-0205516
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(307) 856-9271

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at October 13, 1995
 Common stock, $.01 par value              6,343,465 Shares

                        U.S. ENERGY CORP.

                              INDEX

                                                         Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
           August 31, 1995 and May 31, 1995. . . . . . . . .  3-4

         Condensed Consolidated Statements of Operations
             Three Months Ended August 31, 1995 and 1994 . . .  5

         Condensed Consolidated Statements of Cash Flows
             Three Months Ended August 31, 1995 and 1994 . .  6-7


         Notes to Condensed Consolidated Financial Statements.  8

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . 9-11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 11

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 11

           Signatures. . . . . . . . . . . . . . . . . . . . . 12

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                                ASSETS
                                         August 31,         May 31,
                                            1995             1995
                                         -----------      ----------
                                         (Unaudited)      (Unaudited)
CURRENT ASSETS:
  Cash                                  $   804,500      $   551,300
  Accounts receivable
    Trade                                 1,503,300        1,484,100
    Related parties                         385,300          231,600
  Inventory                               1,420,200        1,567,300
  Current portion long-term
    notes receivables                        38,000           74,400
  Other                                     109,000          149,300
                                       ------------     ------------
      TOTAL CURRENT ASSETS                4,260,300        4,058,000
                                       ------------     ------------
INVESTMENTS AND ADVANCES
  Affiliates                              3,157,500        3,244,600
  Restricted                              7,757,400        7,757,400
                                       ------------     ------------
                                         10,914,900       11,002,000

PROPERTIES AND EQUIPMENT                 27,614,300       27,200,200
  Less accumulated depreciation,
  depletion and amortization             (9,908,600)      (9,700,800)
                                       ------------     ------------
                                         17,705,700       17,499,400

OTHER ASSETS:
  Accounts and notes receivable:
    Real estate and other                   927,700          945,700
    Affiliates and related parties           25,000           25,000
    Employees                               545,800          505,100
  Buildings and improvements
    held for sale                             7,500            7,500
  Deferred compensation, long-term            2,000            5,100
  Deposits and other                        117,200          117,200
                                       ------------     ------------
                                          1,625,200        1,605,600
                                       ------------     ------------
                                        $34,506,100      $34,165,000
                                       ------------     ------------
                                       ------------     ------------

See notes to condensed consolidated financial statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                         August 31,         May 31,
                                            1995             1995
                                         ----------       ----------
                                         (Unaudited)      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses                    $   942,100      $ 2,276,100
  Line of credit                            172,000        1,527,000
  Current portion of long-term debt         378,400          232,900
                                       ------------     ------------
    TOTAL CURRENT LIABILITIES             1,492,500        4,036,000

LONG-TERM DEBT (See Note 4)               1,168,300          928,500

RECLAMATION LIABILITY (See Note 5)        3,951,800        3,951,800

OTHER ACCRUED LIABILITIES (See Note 5)   10,722,200       10,818,700

DEFERRED TAX LIABILITY                      214,000          183,300

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                           599,000          708,200

Common stock, 187,817
  shares forfeitable                      1,370,100        1,370,100

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized, 100,000 shares;
    none issued or outstanding                --               --
  Common stock, $.01 par value;
    authorized, 20,000,000 shares;
    issued, 6,208,562 and 5,262,794          60,600           52,500
  Additional paid-in capital             21,463,100       18,629,000
  Retained earnings (deficit)            (3,278,800)      (3,256,400)
  Treasury stock, 769,943
    shares, at cost                      (2,242,400)      (2,242,400)
  Unallocated ESOP contribution          (1,014,300)      (1,014,300)
                                       ------------     ------------
                                         14,988,200       12,168,400
                                       ------------     ------------
                                        $34,506,100      $34,165,000
                                       ------------     ------------
                                       ------------     ------------

See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

            Condensed Consolidated Statements of Operations
                              (Unaudited)
                                             Three Months Ended
                                                 August 31,
                                        ---------------------------
                                            1995            1994
REVENUES:                                -----------     -----------
  Mineral sales and option              $ 2,174,300     $   --
  Construction contract revenues          1,627,100         596,500
  Oil sales                                  41,600          43,600
  Recreational product sales              1,257,000       1,157,400
  Commercial revenues                       303,300         201,500
  Gain from restructuring
    mining properties agreements              --             41,300
  Gain on sale of assets                     16,600         391,000
  Interest                                   23,900          22,700
  Management and other fees                 221,500         198,000
                                        -----------     -----------
                                          5,665,300       2,652,000
                                        -----------     -----------
COSTS AND EXPENSES:
  Costs of mineral sales                  1,824,300          --
  Mineral operations                         61,600         410,500
  Construction costs                      1,206,400         598,400
  Cost of recreation products               662,800         645,500
  Abandoned gas leases                      328,700          --
  General and administrative                847,900         900,300
  Commercial operations                     538,200         518,200
  Oil production                             17,500          14,000
  Loss on sale of investments                --              13,500
  Interest                                   89,100          47,100
                                       ------------    ------------
                                          5,576,500       3,148,000
                                       ------------    ------------
INCOME (LOSS) BEFORE
  EQUITY INCOME OF AFFILIATE
  AND PROVISION FOR INCOME TAXES             88,800        (496,000)

MINORITY INTEREST IN (GAIN)
  LOSS OF CONSOLIDATED SUBSIDIARIES         (35,600)        139,200

EQUITY IN LOSS OF AFFILIATES - NET          (75,600)        (96,400)
                                       ------------    ------------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                          (22,400)       (453,200)

PROVISION FOR INCOME TAXES                   --               --
                                       ------------    ------------
NET INCOME (LOSS)                       $   (22,400)    $  (453,200)
                                       ------------    ------------
                                       ------------    ------------
NET INCOME (LOSS)
  PER SHARE (see Note 6)                $     *         $      (.09)
                                       ------------    ------------
                                       ------------    ------------
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      5,728,784       4,809,473
                                       ------------    ------------
                                       ------------    ------------
*Less than $.01 per share.

See notes to condensed consolidated financial statements.

                     U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)
                                                  Three Months Ended
                                                      August 31,
                                              --------------------------
                                                  1995           1994
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $   (22,400)   $  (453,200)
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Minority interest in (gain) loss
      of consolidated subsidiaries                 35,600       (139,200)
    Depreciation, depletion
      and amortization                            208,000        206,700
    Abandoned mineral leases                      328,700         --
    Equity in (gain) loss of affiliates            75,600         96,400
    Loss on sale of investments                    --             13,400
    (Gain) Loss on sale assets                    (16,600)         5,700
    Other                                          --             (2,000)
  Net changes in components
   of working capital                          (1,397,100)      (635,000)
  Change in deferred income taxes                  30,700       (119,800)
                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES            (757,500)    (1,027,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in note receivable                        13,700       (118,600)
  Investments in affiliates                      (133,300)      (191,800)
  Purchase of property and equipment             (103,800)       (32,600)
  Proceeds from sale of investments                --             32,800
  Proceeds from sale of assets                     21,300        257,700
  Development of gas properties                   (16,900)       (15,000)
  Development of mining properties               (113,800)       (87,900)
                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES            (332,800)      (155,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Private placement of common stock             2,842,200         --
  Payment on long-term debt                    (1,589,000)       (63,700)
  Additions to long-term debt                      90,300        681,000
                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       1,343,500        617,300
                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            253,200       (565,100)

(Continued)

See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)

                                                  Three Months Ended
                                                      August 31,
                                              --------------------------
                                                  1995           1994
                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             551,300      1,181,700
                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $   804,500    $   616,600
                                              -----------    -----------
                                              -----------    -----------
SUPPLEMENTAL DISCLOSURES:
  Income tax paid                             $     2,500    $    70,000
                                              -----------    -----------
                                              -----------    -----------
  Interest paid                               $    89,100    $    47,100
                                              -----------    -----------
                                              -----------    -----------

See notes to condensed consolidated financial statements.

              U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of August 31, 1995, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 1995 and 1994, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1995, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of August 31, 1995 and May 31, 1995, the results of operations for the three months ended August 31, 1995 and 1994, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read
in conjunction with the Registrant's May 31, 1995 Form 10-K.   The
results of operations for the periods ended August 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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

     4) Debt as of August 31, 1995 consists of two property loans totaling $266,600; various equipment and other loans totaling
$59,600, and debt attributable to consolidated affiliates of $871,500 on Brunton and $759,600 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

     5) Accrued reclamation obligations of $3,951,800 are the Registrant's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.
In addition, Plateau has recorded additional obligations of $10,722,200, for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins.

     6) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital increased during the three months ended August 31, 1995 by $2,745,800 to working capital of $2,767,800. Cash and cash equivalents increased by $253,200 to $804,500 during the period ended August 31, 1995. This increase was as a result of financing activities.

     In June and July 1995, the Registrant sold 812,432 restricted common shares in a private placement for net proceeds of $2,842,200 ($4.00 per share). The Registrant intends to register these shares with the SEC in the second quarter of 1995 under the Securities Act of 1933. In connection with this private placement, warrants to purchase 81,243 common shares at $4.80 per share were issued to the selling agent. These warrants are exercisable through July 28, 2000.

     The Registrant utilized $332,800 in its investing activities during the three months ended August 31, 1995. This was primarily as a result of the Registrant and its subsidiary Crested funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau"), Energx, Ltd. ("Energx") and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991.

     Other changes in working capital were decreases in accounts payable and accrued expenses of $1,334,000 and lines of credit of $1,355,000. This was offset partially by an increase in the current portion of long-term debt of $145,500. The Registrant and Crested have a line of credit for $1,000,000 as of August 31, 1995. Brunton, a consolidated affiliate, has $172,000 outstanding on its line of credit. The Registrant and Crested had utilized $325,000 of the credit facility as of report date.

     The primary requirements for the Registrant's working capital continue to be the funding of on-going administrative expenses, the mine and mill development and holding costs of SGMC; holding costs of Plateau; development of gas properties of Energx; uranium (U3O8) delivery costs, and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and Crested have been delivering certain of their respective portions of the U3O8 concentrates required to fill various delivery requirements on long-term U3O8 contracts with domestic utilities. Currently, Nukem/CRIC have made most the SMP deliveries of U3O8. It is not known how long this arrangement will continue. The capital requirements to fill the Registrant's and Crested's portion of the remaining commitments in fiscal 1996 will depend on the spot market price of uranium and is also dependent on the outcome of the arbitration proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1996, will be (i) cash on hand; (ii) sale of equity or interests in investment properties; (iii) sale of equipment; (iv) resolution of pending litigations/arbitration;
(v) sale of royalties or interests in mineral properties;
(vi) proceeds from the sale of uranium under the SMP contracts,
(vii) and borrowings from financial institutions. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional working capital to that on hand at August 31, 1995, will be required to hold and maintain existing mineral properties, permitting, the construction of a gold processing mill, and mine development of SGMC and the development of Plateau and its associated properties and administration costs. The Registrant and Crested are currently seeking a joint venture partner and/or other means of financing the construction of the SGMC gold processing mill and mine development. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. The Registrant and Crested sought rescission of the SMP Partnership Agreement as well as damages from Nukem/CRIC in U.S. District Court. In February 1994, the parties to the litigation agreed to a consensual binding arbitration on claims accruing after the formation of the SMP partnership. The arbitration hearings have concluded, and it is anticipated that the Arbitration Panel will enter its award some time during third quarter of fiscal 1996.

Results of Operations

Three Months Ended August 31, 1995 Compared to Three Months Ended
August 31, 1994

     Revenues for the period ended August 31, 1995 increased by $3,013,300 primarily due to mineral sales and a mineral option and construction contract revenues.

     Revenues from mineral sales and option increased by $2,174,300. There were no similar U3O8 deliveries or option activities for the same period in the prior year.

     Construction operation revenues for the three months ended
August 31, 1995 increased by $1,030,600 from profitable contracts awarded late in fiscal 1995 to the Registrant's subsidiary Four
Nines Gold, Inc. ("FNG").

     Recreational product sales and commercial revenues increased by $99,600 and $101,800, respectively, primarily as a result modest growth in these operations. This trend is anticipated to continue throughout fiscal 1996.

     The costs of mineral sales increased by $1,824,300 for which there were no corresponding costs during the same period in fiscal 1995. Cost and expenses associated with mineral operations decreased primarily as a result of a decrease in legal costs in connection with the SMP arbitration. The cost of construction activities was higher as a result of increased contract work. The commercial operations, and general and administrative expenses remained relatively constant.

     Operations for the three months ended August 31, 1995 resulted in a pre-tax gain of $88,800 before equity in loss of affiliates and minority interest in gain of consolidated subsidiaries of $75,600 and $35,600, respectively as compared to a loss of $496,000 before equity in income of affiliates and minority interest in loss of consolidated subsidiaries of $96,400 and $139,200, respectively during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $22,400 compared to a loss of $453,200 for the comparative period of the previous year.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3)for the fiscal year ended May 31, 1995. In the pending arbitration proceedings involving Sheep Mountain Partners, the Registrant, Crested and Nukem, Inc./CRIC, evidentiary hearings were completed on May 31, 1995. Proposed findings of fact and conclusions of law; proposed order and award; briefs of law, and responses to the other's submittals were all filed by September 23, 1995. The arbitration panel concluded that at least 90 days from the last filing would be required before any order and award will be issued. However, the panel reserved the right to extend that period should it become necessary.

     The case of Illinois Power Company ("IPC") vs. the Registrant et al in the U.S. District Court for the Central District of Illinois, was settled in June 1995 by amending the original uranium concentrate supply contract. The amendment provides for the sale of 486,443 pounds U3O8 to be delivered by Sheep Mountain Partners to IPC in 1995, 1996 and 1997. The first delivery was made on June 30, 1995. Sales proceeds are being held in escrow, with other escrowed funds to be paid as ordered by the arbitrators in the Sheep Mountain Partners arbitration proceedings referred to above.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. There were no Reports filed on Form 8-K during the quarter ended August 31, 1995.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENERGY CORP.
                                   (Registrant)


Date:  October 6, 1995        By:  s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   Chief Executive Officer



Date:  October 6, 1995        By:  s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer