Form 10-Q
period 1995-11-30
US ENERGY CORP
filed 1996-01-19
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal quarter ended November 30, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ____ to ____

Commission file number  0-6814

                       U.S. ENERGY CORP.
------------------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

            Wyoming                                 83-0205516
---------------------------------------      ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

877 North 8th West, Riverton, WY                   82501
----------------------------------------      ---------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (307) 856-9271
                                                    ---------------
                         Not Applicable
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

            Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at January 16, 1996
------------------------------     --------------------------------
Common stock, $.01 par value              6,338,465 Shares

                         U.S. ENERGY CORP.

                              INDEX

                                                                Page No.
PART I.          FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

                 Condensed Consolidated Balance Sheets
                 November 30, 1995 and May 31, 1995 . . . . . . . . .3-4

                 Condensed Consolidated Statements of
                 Operations Three and Six Months
                 Ended November 30, 1995 and 1994 . . . . . . . . . .5-6

                 Condensed Consolidated Statements of Cash Flows
                 Six Months Ended November 30, 1995 and 1994. . . . .7-8

                 Notes to Condensed Consolidated
                 Financial Statements . . . . . . . . . . . . . . . 9-10

ITEM 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations. . .11-14

PART II.         OTHER INFORMATION

ITEM 1.          Legal Proceedings. . . . . . . . . . . . . . . . .14-15

ITEM 4.          Submission of Matters
                 to a Vote of Security Holders. . . . . . . . . . . . 15

ITEM 5.          Other Information. . . . . . . . . . . . . . . . . . 16

ITEM 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . 16

                 Signatures . . . . . . . . . . . . . . . . . . . . . 17

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                                ASSETS
                                        November 30,        May 31,
                                            1995             1995
                                         -----------      -----------
                                         (Unaudited)      (Unaudited)
CURRENT ASSETS:
  Cash                                  $   952,400      $   551,300
  Accounts receivable
    Trade                                 1,627,000        1,484,100
    Related parties                         231,500          231,600
  Inventory                               1,502,000        1,567,300
  Current portion long-term
    notes receivables                        38,300           74,400
  Other                                     206,200          149,300
                                        -----------      -----------
    TOTAL CURRENT ASSETS                  4,557,400        4,058,000
                                        -----------      -----------
INVESTMENTS AND ADVANCES
  Affiliates                              3,243,400        3,244,600
  Restricted                              7,983,000        7,757,400
                                        -----------      -----------
                                         11,226,400       11,002,000

PROPERTIES AND EQUIPMENT                 27,865,800       27,200,200
  Less accumulated depreciation,
  depletion and amortization            (10,063,800)      (9,700,800)
                                        -----------      -----------
                                         17,802,800       17,499,400
OTHER ASSETS:
  Accounts and notes receivable:
    Real estate and other                   891,600          945,700
    Affiliates and related parties           25,000           25,000
    Employees                               552,500          505,100
  Buildings and improvements
    held for sale                             7,500            7,500
  Deferred compensation, long-term            --               5,100
  Deposits and other                        117,200          117,200
                                        -----------      -----------
                                          1,593,800        1,605,600
                                        -----------      -----------
                                        $35,179,600      $34,165,000
                                        -----------      -----------
                                        -----------      -----------

       See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30,        May 31,
                                            1995             1995
                                         ----------       ----------
                                         (Unaudited)      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses                    $ 1,452,400      $ 2,276,100
  Lines of credit                           843,000        1,527,000
  Current portion of long-term debt         502,000          232,900
                                        -----------      -----------
    TOTAL CURRENT LIABILITIES             2,797,400        4,036,000

LONG-TERM DEBT (See Note 4)               1,146,100          928,500

RECLAMATION LIABILITY (See Note 5)        3,951,800        3,951,800

OTHER ACCRUED LIABILITIES (See Note 5)   10,605,800       10,818,700

DEFERRED TAX LIABILITY                      214,100          183,300

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                           479,600          708,200

Common stock, 187,817
  shares forfeitable                      1,370,100        1,370,100

SHAREHOLDERS' EQUITY (See Note 6):
  Preferred stock, $.01 par value;
    authorized, 100,000 shares;
    none issued or outstanding                --               --
  Common stock, $.01 par value;
    authorized, 20,000,000 shares;
    issued, 6,203,562 and 5,262,794          61,900           52,500
  Additional paid-in capital             21,438,700       18,629,000
  Accumulated deficit                    (3,629,200)      (3,256,400)
  Treasury stock, 769,943
    shares, at cost                      (2,242,400)      (2,242,400)
  Unallocated ESOP contribution          (1,014,300)      (1,014,300)
                                        -----------      -----------
                                         14,614,700       12,168,400
                                        -----------      -----------
                                        $35,179,600      $34,165,000
                                        -----------      -----------
                                        -----------      -----------


       See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                             Three Months Ended           Six Months Ended
                                November 30,                  November 30,
                           ------------------------  --------------------------
                              1995          1994         1995          1994
                           ----------   -----------  -----------   ------------
REVENUES:
  Mineral sales
   and option              $   --       $   --       $ 2,174,300   $    --
  Construction contract
    revenues                1,190,000      294,000     2,817,100       890,500
  Oil sales                    40,400       44,300        82,000        85,500
  Recreational
    product sales           1,318,000    1,157,300     2,575,000     2,169,200
  Commercial revenues         257,600      188,000       560,900       733,100
  Gain (loss) on sale
    of assets                  27,600      (77,100)       44,200       313,900
  Interest                    246,100      150,400       270,000       173,100
  Management and
    other fees                149,800       47,200       371,300        90,800
                           ----------   ----------   -----------   -----------
                            3,229,500    1,804,100     8,894,800     4,456,100
                           ----------   ----------   -----------   -----------
COSTS AND EXPENSES:
  Costs of mineral sales       --           --         1,824,300        --
  Cost of recreational
    products                  718,900      645,500     1,381,700     1,181,300
  Mineral operations          349,900      295,700       411,500       706,200
  Construction costs          888,900      155,500     2,095,300       754,000
  Abandoned gas leases         --           --           328,700        --
  General and
    administrative          1,034,200      770,300     1,882,100     1,684,500
  Commercial operations       530,100      462,000     1,068,300     1,090,400
  Oil production               13,900       --            31,400        --
  Loss on sale
    of investments             --           76,400        --            89,900
  Interest                     55,900       55,500       145,000       102,600
                           ----------   ----------   -----------   -----------
                            3,591,800    2,460,900     9,168,300     5,608,900
                           ----------   ----------   -----------   -----------

(Continued)






           See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                  (Continued)
                             Three Months Ended           Six Months Ended
                                November 30,                  November 30,
                           ------------------------  --------------------------
                              1995          1994         1995          1994
                           ----------   -----------  -----------   ------------
Loss Before Equity
  Loss of Affiliates,
  Provision for
  Income Taxes               (362,300)    (656,800)     (273,500)   (1,152,800)

Minority Interest in
  Loss of Consolidated
  Subsidiaries                102,100      203,000        66,500       342,200

Equity in Loss of
  Affiliates-net              (90,300)     (80,400)     (165,900)     (176,800)
                           ----------   ----------   -----------   -----------
Loss Before Provision
  for Income Taxes           (350,500)    (534,200)     (372,900)     (987,400)

Provision for
  Income Taxes                 --           --            --            --
                           ----------   ----------   -----------   -----------
NET LOSS                   $ (350,500)  $ (534,200)  $  (372,900)  $  (987,400)
                           ----------   ----------   -----------   -----------
                           ----------   ----------   -----------   -----------

NET LOSS PER SHARE         $     (.06)  $     (.11)  $      (.06)  $      (.21)
                           ----------   ----------   -----------   -----------
                           ----------   ----------   -----------   -----------
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING               6,343,465     4,693,090    6,034,445     4,693,090
                           ----------   ----------   -----------   -----------
                           ----------   ----------   -----------   -----------
*Less than $.01 per share.









           See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)
                                                   Six Months Ended
                                                     November 30,
                                              --------------------------
                                                  1995           1994
                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $  (372,900)   $  (987,400)
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Minority interest in (gain) loss
      of consolidated subsidiaries                (66,500)      (342,200)
    Depreciation, depletion
      and amortization                            428,700        386,500
    Abandoned mineral leases                      328,700         --
    Equity in (gain) loss of affiliates           165,900        176,800
    (Gain) Loss on sale assets                    (28,600)      (313,900)
    Loss on sale of investments                    --             76,400
    Change in deferred income taxes                30,800       (119,800)
  Net changes in components
   of working capital                          (1,183,100)      (236,100)
                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES            (697,000)    (1,359,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                      (326,800)      (301,800)
  Investments in other                           (225,600)        (9,600)
  Purchase of property and equipment             (809,600)      (115,100)
  Proceeds from sale of assets                     38,500        582,600
  Development of mining properties               (219,600)       205,900)
  Development of gas properties                   (23,400)       (92,000)
  Change in notes receivable                       42,800        124,900
  Proceeds from sale of investments                --            166,500
  Deposits and other                               --             (3,300)
                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES          (1,523,700)      (103,500)
                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Private placement of common stock             2,842,200         --
  Cancellation of stock for services              (23,100)        --
  Additions to long-term debt                   1,648,000      1,316,200
  Payment on long-term debt                    (1,845,300)      (350,100)
                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       2,621,800        966,100
                                              -----------    -----------
(Continued)

        See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)

                                                   Six Months Ended
                                                     November 30,
                                              ---------------------------
                                                 1995           1994
                                              -----------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            401,100       (497,100)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             551,300      1,181,700
                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $   952,400    $   684,600
                                              -----------    -----------
                                              -----------    -----------
SUPPLEMENTAL DISCLOSURES:
  Income tax paid                             $    --        $   105,000
                                              -----------    -----------
                                              -----------    -----------
  Interest paid                               $   145,000    $   102,600
                                              -----------    -----------
                                              -----------    -----------
























        See notes to condensed consolidated financial statements.

                U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1995, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1995 and 1994, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1995, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of November 30, 1995 and May 31, 1995, the results of operations for the three and six months ended November 30, 1995 and 1994, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read
in conjunction with the Registrant's May 31, 1995 Form 10-K.   The
results of operations for the periods ended November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

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

     4) Debt as of November 30, 1995 consists of the line of credit of $650,000, various equipment and other property loans totaling $216,700 and debt attributable to consolidated affiliates of $806,400 on Brunton and $818,000 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

                U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements
                           (Continued)


     5) Accrued reclamation obligations of $3,951,800 are the Registrant's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years. In addition, Plateau has recorded additional obligations of $10,605,800 for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins.

     6) During the six months ended November 30, 1995, the Registrant completed a private placement of 812,432 of restricted common shares which resulted in net proceeds to the Company of $3.50 per share or $2,842,200. The Registrant also cancelled 5,000 shares of its common stock which had previously been issued for professional services.

     7) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------------

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital increased during the six months ended November 30, 1995 by $1,738,000 to working capital of $1,760,000. Cash and cash equivalents increased by $401,100 to $952,400 during the period ended November 30, 1995. This increase was as a result of financing activities.

     In June and July 1995, the Registrant sold 812,432 restricted common shares in a private placement for net proceeds of $2,842,200 ($3.50 per share). The Registrant committed to register these shares with the SEC in the second quarter of fiscal 1996 under the Securities Act of 1933. Registration of these shares is currently before the SEC. In connection with this private placement, warrants to purchase 81,243 common shares at $4.80 per share were issued to the selling agent. These warrants are exercisable through July 28, 2000.

     The Registrant utilized $1,523,700 in its investing activities during the six months ended November 30, 1995. This was primarily as a result of the Registrant and its subsidiary Crested funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau"), Energx, Ltd. ("Energx") and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991. Additionally, the Registrant and is affiliates purchased $809,600 of additional equipment during the six months ended November 30, 1995.

     Other changes in working capital were decreases in accounts payable and accrued expenses of $823,700. The Registrant and Crested have a line of credit for $1,000,000, with $650,000 outstanding as of November 30, 1995. Brunton and Four Nines, consolidated affiliates, have $122,000 and $71,000 outstanding, respectively, on their lines of credit.

     The primary requirements for the Registrant's working capital continue to be the funding of on-going administrative expenses, the mine and mill development and holding costs of SGMC; holding costs of Plateau; uranium (U3O8) delivery costs, and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and Crested have been delivering certain of their respective portions of the U3O8 concentrates required to fill various delivery requirements on long-term U3O8 contracts with domestic utilities. Currently, Nukem/CRIC have made most of the SMP deliveries of U3O8. It is not known how long this arrangement will continue. The capital requirements to fill the Registrant's and Crested's portion of the remaining commitments in fiscal 1996 will depend on the spot market price of uranium and is also dependent on the outcome of the arbitration proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1996, will be (i) cash on hand; (ii) sale of equity or interests in investment properties or affiliated companies; (iii) sale of equipment; (iv) resolution of pending litigation/arbitration; (v) sale of royalties or interests in mineral properties; (vi) proceeds from the sale of uranium under the SMP contracts, (vii) and borrowings from financial institutions. The sale of recreational and professional products by Brunton, construction revenues from Four Nines Gold ("FNG"), fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash.

     Additional working capital to that on hand at November
30, 1995, will be required to hold and maintain existing mineral properties, permitting, the construction of a gold processing mill, and mine development of SGMC and the development of Plateau and its associated properties and administration costs. The Registrant and Crested are currently seeking a joint venture partner and/or other means of financing the construction of the SGMC gold processing mill and mine development. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. The Registrant and Crested sought rescission of the SMP Partnership Agreement as well as damages from Nukem/CRIC in U.S. District Court. In February 1994, the parties to the litigation agreed to a consensual binding arbitration on claims accruing after the formation of the SMP partnership. The arbitration hearings have concluded, and it is anticipated that the Arbitration Panel will enter its award some time during fourth quarter of fiscal 1996.

Results of Operations

Three and Six Months Ended November 30, 1995 Compared to Three and Six Months Ended November 30, 1994

     Revenues for the six month period ended November 30, 1995 increased by $4,438,700 primarily due to increases in mineral sales and a mineral option, construction contract revenues and the sale of recreational and professional products.

     Revenues from mineral sales and option were $2,174,300. There were no similar U3O8 deliveries or option activities for the same period in the prior year.

     Construction contract revenues for the three and six months ended November 30, 1995 increased by $896,000 and $1,926,600, respectively from profitable contracts awarded late in fiscal 1995 to the Registrant's subsidiary FNG.

     Recreational product sales for the same periods increased by $160,700 and $405,800, primarily as a result of continued expansion into the recreational market and development of new products. Commercial revenues increased by $69,600 for the three month period ended November 30, 1995 compared to the same period in 1994 but decreased $172,200 for the six month period compared to the six months ended November 30, 1994, as a result of reduced fuel sales and equipment rentals during the six months ended November 30, 1995. Revenues from these areas increased during the three months ended November 30, 1995. These fluctuations are due to seasonal fuel sales and a major construction project for GMMV during the quarter ended November 30, 1995.

     Management fees and other revenues increased by $280,500 and $102,600 for the six and three months ended November 30, 1995. This increase is primarily as a result of increased revenues generated by operations of a motel, convenience store and restaurant at the Registrant's town of Ticaboo in southern Utah.

     The costs of mineral sales increased by $1,824,300 for the six months ended November 30, 1995 for which there were no corresponding costs during the same period in 1994. Cost and expenses associated with mineral operations decreased by $294,700 for the six months ended November 30, 1995 compared to the six months ended November 30, 1994 primarily as a result of a decrease in legal costs in connection with the SMP arbitration, but increased by $54,200 for the three months ended November 30, 1995 compared to the same period in 1994 due to arbitrator fees paid during the quarter. The cost of construction activities increased by $733,400 and $1,341,300, respectively for the three month and six month periods ended November 30, 1995 compared to the same periods in 1994 as a result of increased contract work.

     General and administrative expenses increased by $197,600 and $263,900, respectively for the six and three months ended November 30, 1995. This increase is due to additional expenses associated with the expansion of Brunton's products as well as FNG's contracts. Additionally, interest expense which is included in general and administrative expense increased by $43,000 during the six months ended November 20, 1995 as compared to the same period in 1994. Commercial operations expenses remained relatively constant.

     Operations for the six months ended November 30, 1995 resulted in a pre-tax loss of $273,500 before equity in loss of affiliates and minority interest in gain of consolidated subsidiaries of $165,900 and $66,500, respectively, as compared to a loss of $1,152,800 before equity in loss of affiliates and minority interest in loss of consolidated subsidiaries of $176,800 and $342,200, respectively, during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $372,900 compared to a loss of $987,400 for the comparative period of the previous year.


                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -------------------

(a) In the pending arbitration proceedings involving Sheep Mountain Partners, Registrant, Crested Corp. and Nukem Inc./CRIC, reported in Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1995, the three member Arbitration Panel entered an order on October 23, 1995 advising that an Order and Award, which was scheduled to be issued in December 1995, would not be possible. The Panel concluded that it will need a period of time up to and including March 1, 1996 before the Panel's Award will be issued. The Panel also reserved the right to extend that period of time should it unanimously decide it is necessary.

(b) In the Bond Gold Bullfrog, Inc. ("BGBI") litigation reported in the Registrant's 1995 Form 10-K (Item 3) a partial or bifurcated trial to the judge of the extralateral rights issues was held on December 11 and 12, 1995, as scheduled. The purpose of the hearing was to determine whether the Bullfrog orebody in question is a "vein, lode or ledge" as described in the 1872 Mining Law and if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be reached based on the testimony and exhibits introduced at the trial concerning the description of the orebody. Registrant and defendants Crested Corp. and Parador Mining Co., Inc. ("Parador") presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H. B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, Registrant and Crested Corp have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Defendants intend to appeal the Court's ruling as erroneous as a matter of law.

     The partial trial did not address any of the other issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court and no hearing date has been set for those issues.

Item 4.  Submission of Matters to a Vote of Security Holders
          -------------------------------------------------------

     On November 29, 1995, an annual meeting of shareholders was held and two directors, Harold F. Herron and David W. Brenman were reelected for a term expiring on the third succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the two directors, the votes cast were as follows.

                          Votes For     Votes Withheld
                         ----------     --------------
     Harold F. Herron     4,909,106         19,507
     David W. Brenman     4,910,096         18,517

     The Registrant's Board of Directors consists of six members and Messrs. Herron and Brenman will continue to serve with John L. Larsen, Max T. Evans, Don C. Anderson and Nick Bebout whose terms of office as directors continued after the annual meeting of shareholders held on November 29, 1995.

Item 5.   Other Information
          -------------------

     On January 15, 1996, the Registrant entered into an agreement in principle to sell all of the shares of its wholly owned subsidiary, The Brunton Company ("Brunton"), to an nonaffiliated purchaser for cash. The purchase price will be determined in part on the basis of the Registrant's adjusted Stockholder's Equity in Brunton on January 31, 1996. The transaction is expected to result in a gain to the Registrant. Closing of the transaction, which is subject to approval of the Boards of Directors of the Registrant and the purchaser, is scheduled for February 15, 1996. The sale was prompted in part by Registrant's desire to focus on its core business of mining. Registrant announced plans to consolidate all of its uranium assets into a single subsidiary and finance the startup of its mines and mill operations with debt or equity funding. There can be no assurance that uranium prices will continue to increase to a level required to allow Registrant to operate its uranium properties profitably or that the required financing will be available to put such properties into operation.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

     (a)   Exhibits.  None.

     (b) Reports on Form 8-K. There were no Reports filed on Form 8-K during the quarter ended November 30, 1995.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENERGY CORP.
                                   (Registrant)


Date:  January 17, 1996       By:    s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   Chief Executive Officer



Date:  January 17, 1996       By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer