Form 10-Q
period 1996-02-29
US ENERGY CORP
filed 1996-04-16
CIK 101594

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended February 29, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

Commission file number  0-6814

                        U.S. ENERGY CORP.
- -------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                      83-0205516
- ----------------------------------------     ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
- ----------------------------------------     ----------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (307) 856-9271
                                                    ---------------
                         Not Applicable
- -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at April 12, 1996
- ------------------------------     --------------------------------
 Common stock, $.01 par value              6,379,066 Shares

                         U.S. ENERGY CORP.

                              INDEX

                                                         Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
          February 29, 1996 and May 31, 1995 . . . . . . . . .3-4

          Condensed Consolidated Statements of
          Operations Three and Nine Months
          Ended February 29, 1996 and
          February 28, 1995. . . . . . . . . . . . . . . . . .5-7

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended February 29, 1996
          and February 28, 1995. . . . . . . . . . . . . . . .8-9

          Notes to Condensed Consolidated
          Financial Statements . . . . . . . . . . . . . . .10-11

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . .12-15

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17

          Signatures . . . . . . . . . . . . . . . . . . . . . 18

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                                ASSETS
                                        February 29,        May 31,
                                            1996             1995
                                         -----------      -----------
                                         (Unaudited)      (Unaudited)
CURRENT ASSETS:
  Cash                                  $ 1,279,100     $   360,600
  Accounts receivable
    Trade                                   425,300          709,700
    Related parties                         312,000          231,600
  Inventory                                  86,200           86,100
  Current portion long-term
    notes receivables                        38,300           74,400
  Other                                      87,800           86,100
  Net Current Assets of
    Discontinued Operations                  --            1,841,600
                                        -----------      -----------
    TOTAL CURRENT ASSETS                  2,228,700        3,390,100

INVESTMENTS AND ADVANCES
  Affiliates                              4,159,500        3,244,600
  Restricted                              8,056,900        7,757,400
                                        -----------      -----------
                                         12,216,400       11,002,000

PROPERTIES AND EQUIPMENT                 28,101,900       27,079,200
  Less accumulated depreciation,
  depletion and amortization            (10,176,900)      (9,659,400)
                                        -----------      -----------
                                         17,925,000       17,419,800
OTHER ASSETS:
  Accounts and notes receivable:
    Real estate and other                 1,905,600          912,700
    Affiliates and related parties           25,000           25,000
    Employees                               525,500          505,100
  Buildings and improvements
    held for sale                             7,500            7,500
  Deferred compensation, long-term            --               5,100
  Deposits and other                        117,200          117,200
                                        -----------      -----------
                                          2,580,800        1,572,600
                                        -----------      -----------
                                        $34,950,900      $33,384,500
                                        -----------      -----------
                                        -----------      -----------
      See notes to condensed consolidated financial statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                            February 29,        May 31,
                                                1996             1995
                                             -----------      -----------
                                             (Unaudited)      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses                        $   622,100      $ 2,067,000
  Income taxes payable                           50,000           --
  Line of credit                                 --            1,140,000
  Current portion of long-term debt             418,900          161,200
                                            -----------      -----------
    TOTAL CURRENT LIABILITIES                 1,091,000        3,368,200

LONG-TERM DEBT (See Note 4)                     651,300          277,500

RECLAMATION LIABILITY (See Note 5)            3,951,800        3,951,800

OTHER ACCRUED LIABILITIES (See Note 5)       10,546,300       10,818,700

DEFERRED TAX LIABILITY                          267,000          183,300

NET NONCURRENT LIABILITIES OF
  DISCONTINUED OPERATIONS                        --              538,300

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                               949,300          708,200

Common stock, 187,817
  shares forfeitable                          1,486,500        1,370,100

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized, 100,000 shares;
    none issued or outstanding                    --               --
  Common stock, $.01 par value;
    authorized, 20,000,000 shares;
    issued, 6,379,066 and 5,262,794              62,300           52,500
  Additional paid-in capital                 21,619,300       18,629,000
  Retained earnings (deficit)                (2,417,200)      (3,256,400)
  Treasury stock, 769,943
    shares, at cost                          (2,242,400)      (2,242,400)
  Unallocated ESOP contribution              (1,014,300)      (1,014,300)
                                            -----------      -----------
                                             16,007,700       12,168,400
                                            -----------      -----------
                                            $34,950,900      $33,384,500
                                            -----------      -----------
                                            -----------      -----------
       See notes to condensed consolidated financial statements.

                           U.S. ENERGY CORP. AND AFFILIATES

                    Condensed Consolidated Statements of Operations
                                      (Unaudited)
                                   Three Months Ended               Nine Months Ended
                                        February                         February
                               --------------------------     ----------------------------
                                29, 1996        28, 1995        29, 1996         28, 1995
                               ----------     -----------     -----------      -----------
REVENUES:
Mineral sales
  and option                  $   942,400     $   --          $  3,116,700     $    --
Oil sales                          55,200         47,400           137,300         138,200
Commercial revenues               161,100        178,700           684,400         741,500
Gain on restructuring
  mining properties
  agreements                       --             --                --              85,500
Construction contract
  revenues                        552,500         29,100         3,369,600         919,600
Gain on sale of assets             24,100        975,000            68,300       1,288,900
Interest                          125,700         79,200           391,400         249,100
Management and
  other fees                       14,600         76,900           384,100         215,700
                              -----------     ----------       -----------     -----------
                                1,875,600      1,386,300         8,151,800       3,638,500
                              -----------     ----------       -----------     -----------
COSTS AND EXPENSES:
  Costs of mineral sales          942,400         --             2,766,700          --
  Mineral operations              190,900        299,300           602,400       1,005,500
  Construction costs              474,400         36,500         2,569,700         790,500
  Abandoned gas leases             --             --               328,700          --
  General and
    administrative                959,200        618,600         1,965,800       1,469,100
  Commercial operations           490,300        580,100         1,558,600       1,670,500
  Oil production                   36,700         24,100            68,100          52,700
  Loss on sale
    of investments                 --             --                --              89,900
  Interest                         72,600         46,100           174,300         111,500
                              -----------     ----------       -----------     -----------
                                3,166,500      1,604,700        10,034,300       5,189,700
                              -----------     ----------       -----------     -----------

(Continued)







           See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                  (Continued)
                                 Three Months Ended                  Nine Months Ended
                                      February                            February
                               --------------------------      ----------------------------
                                29, 1996        28, 1995         29, 1996         28, 1995
                               ----------      ----------      -----------      -----------
Loss before
  Equity In Loss
  of Affiliates,
  Provision for
  Income Taxes                 (1,290,900)      (218,400)       (1,882,500)     (1,551,200)

Minority Interest in
  Loss of Consolidated
  Subsidiaries                    332,200         76,200           398,700         418,400

Equity in Loss of
  Affiliates-net                 (115,700)      (128,100)         (281,600)       (304,900)

Provision for
  Income Taxes                     --             --               --               --
                              -----------     ----------       -----------     -----------
Loss from Continuing
  Operations                   (1,074,400)      (270,300)       (1,765,400)     (1,437,700)
                              -----------     ----------       -----------     -----------
Discontinued Operations
  (Note 8)
Income from Discontinued
  Operations Net of
  Income Taxes of $0               (9,200)       (58,100)          308,900         121,900

Gain on Disposal of
  Subsidiary Operations
  in Discontinued
  Segment Net of Income
  Taxes of $50,000              2,295,700         --             2,295,700          --
                              -----------     ----------       -----------     -----------

Income (Loss) from
  Discontinued Operations       2,286,500        (58,100)        2,604,600         121,900
                              -----------     ----------       -----------     -----------

NET INCOME (LOSS)             $ 1,212,100     $ (328,400)      $   839,200     $(1,315,800)
                              -----------     ----------       -----------     -----------
                              -----------     ----------       -----------     -----------
(Continued)

           See notes to condensed consolidated financial statements.

                                       6

                        U.S. ENERGY CORP. AND AFFILIATES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                  (Continued)

                                  Three Months Ended               Nine Months Ended
                                       February                         February
                               --------------------------      ----------------------------
                                29, 1996       28, 1995          29, 1996        28, 1995
                               ----------     -----------      -----------     ------------
NET INCOME (LOSS) PER SHARE
  Loss from Continuing
    Operations                 $     (.17)    $     (.06)      $      (.28)    $      (.29)
  Income (Loss) from
    Discontinued
    Operations                        .00           (.01)              .05             .02
  Gain on Disposal
    of Subsidiary
    Operating in
    Discontinued
    Segment                           .36         --                   .37          --
                               ----------     ----------       -----------     -----------
NET INCOME (LOSS)
  PER SHARE                    $      .19     $     (.07)      $       .14     $      (.27)
                               ----------     ----------       -----------     -----------
                               ----------     ----------       -----------     -----------

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                   6,364,089      5,012,216         6,142,925       4,877,776
                               ----------     ----------       -----------     -----------
                               ----------     ----------       -----------     -----------


















           See notes to condensed consolidated financial statements.

                      U.S. ENERGY CORP. AND AFFILIATES

              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                     Nine Months Ended
                                                         February
                                                --------------------------
                                                  29, 1996       28, 1996
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                            $   839,200     $(1,315,800)
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Minority interest in loss
      of consolidated subsidiaries                (398,700)       (418,400)
    Depreciation, depletion
      and amortization                             623,900         577,300
    Non-cash compensation                          297,400          69,500
    Abandoned mineral leases                       328,700          --
    Equity in loss of affiliates                   281,600         304,900
    (Gain) on sale assets                          (68,300)     (1,288,900)
    (Gain) on sale of subsidiary                (2,345,700)          --
    Net assets disposed of in connection
      with sale of subsidiary                   (1,939,000)         --
    Loss (gain) on sale of investments              --              89,900
    Cumulative effect of accounting changes         --             (83,800)
    Change in deferred income taxes                 83,700         (36,000)
  Net changes in components
   of working capital                              640,500         282,600
                                               -----------     -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         (1,656,700)      (1,818,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates                       (556,700)       (476,800)
  Investments in other                            (299,500)       (198,400)
  Purchase of property and equipment            (1,021,100)       (141,000)
  Proceeds from sale of assets                      77,700         969,100
  Proceeds from sale of subsidiary               3,300,000          --
  Development of mining properties                (349,200)       (341,400)
  Development of gas properties                    (23,400)       (147,700)
  Change in notes receivable                        55,800        (128,200)
  Proceeds from sale of investments                 --             199,300
  Deposits and other                                --              (3,300)
                                               -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES            1,183,600        (268,400)
                                               -----------     -----------
(Continued)

         See notes to condensed consolidated financial statements.

                     U.S. ENERGY CORP. AND AFFILIATES

              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                                                     Nine Months Ended
                                                         February
                                                 --------------------------
                                                  29, 1996       28, 1996
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Private placement of common stock              2,842,200         868,100
  Cancellation of stock for services               (23,100)         --
  Company stock purchased by
    consolidated affiliate                          --            (120,000)
  Additions to long-term debt                    1,348,500       1,740,800
  Payment on long-term debt                     (2,966,700)       (802,800)
                                               -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,200,900       1,686,100
                                               -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             727,800        (401,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              551,300       1,181,700
                                               -----------     -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                $ 1,279,100     $   780,700
                                               -----------     -----------
                                               -----------     -----------
SUPPLEMENTAL DISCLOSURES:
  Income tax paid                              $    --         $   118,900
                                               -----------     -----------
                                               -----------     -----------
  Interest paid                                $   221,200     $   175,000
                                               -----------     -----------
                                               -----------     -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of unowned portion of
    affiliate with Company stock               $    --         $    80,000
                                               -----------     -----------
                                               -----------     -----------

NOTES RECEIVABLE OBTAINED IN
  CONNECTION WITH SALE OF SUBSIDIARY           $ 1,000,000     $    --
                                               -----------     -----------
                                               -----------     -----------





         See notes to condensed consolidated financial statements.

                                     9

                 U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheets as of February 29, 1996 and May 31, 1995, the Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 1996 and February 28, 1995, and the Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 1996 and February 28, 1995, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals and reclassifications for amounts associated with the discontinued operations of The Brunton Company ("Brunton") which was sold by the Registrant as of January 1996) necessary to present fairly the financial position of Registrant as of February 29, 1996 and May 31, 1995, the results of operations for the three and nine months ended February 29, 1996 and February 28, 1995 and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read
in conjunction with the Registrant's May 31, 1995 Form 10-K.   The
results of operations for the periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture (USECB) which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%), USECC Gold Limited Liability Company (100%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%). The Consolidated Financial Statements reflect the operations of Brunton as discontinued because Brunton was sold as of January 31, 1996. The 1995 Consolidated Financial Statements have been reclassified for amounts associated with the discontinued operations of Brunton. Brunton manufactures and sells outdoor recreation products. All material intercompany profits and balances have been eliminated.

     4) Debt as of February 29, 1996 consists of various equipment and other property loans totaling $351,900 and debt attributable to consolidated affiliates of $718,300 on Four Nines
Gold. Certain inter-affiliate loans were eliminated through consolidation.

                 U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements
                           (Continued)


     5) Accrued reclamation obligations of $3,951,800 are the Registrant's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years. In addition, Plateau has recorded additional obligations of $10,546,301 for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins.

     6) During the nine months ended February 29, 1996, the Registrant completed a private placement of 812,432 of restricted common shares which resulted in net proceeds to the Company of $2,842,200. The Registrant also cancelled 5,000 shares of its common stock which had previously been issued for professional services. On January 5, 1996, the Registrant issued 32,901 shares of common stock to certain of its employees for a Christmas bonus, which represented $180,626 in compensation, one half of which was paid by Crested. No officers or directors received such stock. On February 21, 1996 the Registrant issued 7,700 shares under the Deferred Compensation Plan for a total compensation of $116,385.50 one half of which was paid by Crested.

     7) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

     8) The Registrant has reflected the operations of Brunton as discontinued in each of the accompanying consolidated financial statements presented because the Registrant sold its 100% interest in Brunton to Silva A.B. of Sweden (Silva) during the third quarter of 1996. The purchase price paid by Silva was $4,300,000 and was in the form of $3,300,000 of cash and a $1,000,000 Promissory Note. This note will be paid to the Registrant in three annual equal installments of $333,333 beginning February 15, 1996 and will accrue interest at 7%. The sale of Brunton resulted in a gain of approximately $2,295,700.

     Sales from Brunton's operations were $244,100 and $2,819,100 for the three and nine months ended February 29, 1996, respectively, and $1,089,900 and $3,259,200 for the three and nine months ended February 28, 1995, respectively.

     The effective income tax rate for discontinued operations differs from the U.S. statutory tax rate primarily as a result of the utilization of net operating loss carryforwards.

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

Liquidity and Capital Resources

     Working capital increased during the nine months ended February 29, 1996 by $1,115,800 to working capital of $1,137,700. Cash and cash equivalents increased by $918,500 to $1,279,100 during the period ended February 29, 1996. This increase was the result of financing activities and Registrant's sale of a subsidiary.

     In June and July 1995, the Registrant sold 812,432 restricted common shares in a private placement for net proceeds of $2,842,200 The Registrant registered these shares with the SEC during the Quarter ended February 29, 1996 for resale by the holders of such shares. In connection with this private placement, warrants to purchase 81,243 common shares at $4.80 per share, 40,622 of which were exercised in March of 1996, were issued to the selling agent. The balance of the warrants are exercisable through July 25, 2000.

     The Registrant investing activities provided $1,183,600 during the nine months ended February 29, 1996. This increase in cash was a result of proceeds from the sale of assets $77,700 and the sale of the Brunton Company, $3,300,000. These increases in cash were partially offset by investments in affiliates due to the Registrant and its subsidiary Crested funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau"), Energx, Ltd. ("Energx") and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991. Additionally, the Registrant and its affiliates
(1)purchased $1,021,100 of additional equipment (2) developed mineral properties, $349,200 and (3) developed gas properties $23,400 during the nine months ended February 29, 1996.

     During the quarter ended February 29, 1996 the Registrant sold all of its 100% interest in The Brunton Company to Silva A.B. of Sweden. Gross proceeds from the sale were $4,300,000 of which $3,300,000 was paid in cash and $1,000,000 in a Promissory Note which is payable in three payments of $333,333 on February 15, 1997, 1998 and 1999. The Note from Silva bears interest at 7% per annum which is due with the principal payments. Other conditions of the sale were the assumption of certain accounts payable, accounts receivable, and a Note in the amount of $279,104 with a bank, and the return of certain equipment and aircraft which secures the Note. Another condition to the closing was the retirement of this debt.

     Additionally, The Brunton Company returned to the Registrant 160,000 shares of Crested common stock and 225,556 shares of Registrant's common stock along with options to purchase 150,000 shares of Registrants common stock at $3.50 per share and 300,000 shares of Crested common stock at $0.40 per share. The Registrant, upon return of these shares, transferred 100,000 shares and 125,556 shares of the common stock to SGMC and Plateau respectively, along with 75,000 options to purchase Registrant's Common Stock to each transferee. Additionally, the Registrant transferred 60,000 shares and 100,000 shares of Crested common stock to Plateau and SGMC respectively, along with 150,000 options to purchase common shares of Crested to each transferee. The transfer of such stock and options to Plateau was made in partial payment of debt owed to Plateau by USECC. The shares transferred were at the historical costs basis because the transfer was among entities under common control. The net gain recognized after the transfer of assets, assumption of debt and receivables, along with tax provisions, was $2,295,700.

     Other changes in working capital were a decrease in accounts payable and accrued expenses of $1,444,900 and a decrease in lines of credit by $1,140,000. The Registrant and Crested have a line of credit for $1,000,000, with $0 outstanding as of February 29, 1996. Four Nines Gold ("FNG"), has $79,000 outstanding on its line of credit.

     The primary requirements for the Registrant's working capital continue to be the funding of on-going administrative expenses, the mine and mill development and holding costs of SGMC; holding costs of Plateau; and uranium (U3O8) delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners (see Part II Item 1), the Registrant and Crested have been delivering certain of their respective portions of the U3O8 concentrates required to fill various delivery requirements on long-term U3O8 contracts with domestic utilities. Currently, Nukem/CRIC have made most of the SMP deliveries of U3O8. It is not known how long this arrangement will continue. The capital requirements to fill the Registrant's and Crested's portion of the remaining commitments in fiscal 1996 will depend on the spot market price of uranium and on the outcome of the arbitration proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1996, will be (i) cash on hand; (ii) possible sale of equity or interests in investment properties or affiliated companies; (iii) sale of equipment; (iv) resolution of pending litigation/arbitration; (v) sale of future royalties or interests in mineral properties; (vi) proceeds from the sale of uranium under the SMP contracts, (vii) and borrowings under existing lines of credit. Construction revenues from FNG, fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash.

     Existing working capital is sufficient to hold and maintain existing mineral properties, obtain and maintain required permits for operation and development of such properties and pay administration costs for the blance of fiscal 1996 and beyond. Additional working capital to that on hand at February 29, 1996 will be required, however, for the construction of a gold processing mill and mine development for SGMC and the development of Plateau's properties. The Registrant and Crested are currently seeking a joint venture partner and/or other means of financing the construction of the SGMC gold processing mill and mine development. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. The Registrant and Crested sought rescission of the SMP Partnership Agreement as well as damages from Nukem/CRIC in U.S. District Court. In February 1994, the parties to the litigation agreed to a consensual binding arbitration on claims accruing after the formation of the SMP partnership. The arbitration hearings have concluded, and it is anticipated that the Arbitration Panel will enter its award some time during fourth quarter of fiscal 1996.

Results of Operations

Three and Nine Months Ended February 29, 1996 Compared to Three and Nine Months Ended February 28, 1995

     Revenues for the nine month and three month periods ended
February 29, 1996 increased by $4,513,300 and $489,300,
respectively, primarily due to an increase in mineral sales, a mineral option, and an increase in construction contract revenues.

     Revenues from mineral sales and option were $3,116,700 and $942,400 for the nine and three months ended February 29, 1996.
There were no similar U3O8 deliveries or option activities for the same period in the prior year.

     Construction contract revenues for the nine and three months ended February 29, 1996 increased by $2,450,000 and $523,400 respectively from profitable contracts awarded late in fiscal 1995 to the Registrant's subsidiary FNG.

     Management fees and other revenues increased by $168,400 and decreased by $62,300 for the nine and three months ended February 29, 1996. The increase is primarily as a result of increased revenues generated by operations of a motel, convenience store and restaurant at the Registrant's town of Ticaboo in southern Utah.

     The costs of mineral sales were $2,766,700 for the nine months and $942,400 for the three months ended February 29, 1996, for which there were no corresponding costs during the same period in 1995. Cost and expenses associated with mineral operations decreased by $403,100 and $108,400, respectively, for the nine and three months ended February 29, 1996, compared to the nine and three months ended February 28, 1995, primarily as a result of a decrease in legal costs in connection with the SMP arbitration.
The cost of construction activities increased by $1,779,200, and $437,900, respectively for the nine month and three month periods ended February 29, 1996 compared to the same periods in 1995 as a result of increased contract work.

     General and administrative expenses increased by $496,700 and decreased by $340,600, respectively for the nine and three months ended February 29, 1996 compared to the comparable 1995 periods. The increase was due to additional expenses associated with the FNG's contracts. Additionally, interest expense which is included in general and administrative expense increased by $46,200 during the nine months ended February 29, 1996 as compared to the same period in 1995. General and administration expenses also increased due to the Christmas bonus paid in stock to certain employees during the quarter ended February 29, 1996 and to the shares of stock issued in February 1996 under Registrant's Restricted Stock Bonus Plan. The total of these stock issuances was compensation of $297,400. Officers and directors were not issued any stock compensation (see Note 6). Commercial operations expenses remained relatively constant.

     Operations for the nine months and three months ended February 29, 1996 resulted in a loss from continuing operations of $1,765,400 and $1,074,400, respectively, as compared to a loss of $1,437,700 and $270,300 during the same periods of the previous year. During the nine months and quarter ended February 29, 1996 the Registrant recorded a gain of $2,295,700 net of $50,000 in taxes, on the sale of Brunton. No such gain was recognized in the prior year's periods. Due to the discontinuance of operations from Brunton during the quarter ended February 29, 1996, all income from Brunton is shown as discontinued operations on the Statements of Operations for the quarter and nine months ended February 29, 1995. During the nine months and quarter ended February 29, 1996 the Registrant recognized income of $308,900 and a loss of $9,200, respectively, from Brunton's discontinued operations as compared to a gain of $121,900 and a loss of $58,100 for the corresponding periods of the prior year. The Registrant therefore recognized a net income of $839,200 ($0.14 per share) compared to a loss of $1,315,800 ($0.27 per share) for the nine month period and net income of $1,212,100 ($0.19 per share) compared to a loss of $328,400 ($0.07 per share) for the three month period, of the previous year.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

(a)  In the pending arbitration proceedings involving Sheep
Mountain Partners, Registrant, Crested and Nukem Inc./CRIC, reported in Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1995 and Registrant's Form 10Q for the fiscal quarter ended November 30, 1995 (Part II, Item 1), the three member
Arbitration Panel unanimously concluded that it will need an additional period of time up to and including April 22, 1996 before the Panel's Award will be issued.

(b) In the Bond Gold Bullfrog, Inc. "(BGBI") litigation reported in the Registrant's 1995 Form 10-K (Item 3) a partial or bifurcated trial to the judge of the extralateral rights issues was held on December 11 and 12, 1995, as scheduled. The purpose of the hearing was to determine whether the Bullfrog orebody in question is a "vein, lode or ledge" as described in the General Mining Law and if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be reached based on the testimony and exhibits introduced at the trial concerning the description of the orebody. Registrant and defendants Crested and Parador Mining Co., Inc. ("Parador") presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H. B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, Registrant and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Defendants intend to appeal the Court's ruling as erroneous as a matter of law at such time as it is appropriate to do so.

     The partial trial did not address any of the other issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court and no hearing date has been set for those issues.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. A Report on Form 8-K was filed as of February 16, 1996, with respect to Registrant's sale of The Brunton Company to Silva Production A.B. The report contains Registrant's pro forma condensed Consolidated Balance Sheet as of November 30, 1995 and pro forma Condensed Consolidated Income Statements for the six months then ended, and for the year ended May 31, 1995, in both instances giving effect to the Brunton sale as if effected at the beginning of such periods.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENERGY CORP.
                                   (Registrant)


Date:   April 12, 1996        By:    s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   Chief Executive Officer



Date:   April 12, 1996        By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer