Form 10-K
period 1996-05-31
US ENERGY CORP
filed 1996-09-13
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required] for the transition period from ____ to ____ Commission file number 0-6814

                        U.S. ENERGY CORP.
- -------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                    83-0205516
- ----------------------------------------     --------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

877 North 8th West, Riverton, WY                  82501
- ----------------------------------------     ---------------------
(Address of principal executive offices)             (Zip Code)

Registrant's Telephone Number, including area code: (307) 856-9271

   Securities registered pursuant to Section 12(b) of the Act:
                              None

  Securities registered pursuant to Section  12(g) of the Act:
                  Common Stock, $0.01 par value
                ---------------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES X    NO

     The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of September 6, 1996, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $84,667,813.

        Class                    Outstanding at September 9, 1996
- ------------------------------   ---------------------------------
Common Stock, $0.01 par value              6,686,909 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

     Annual Meeting Proxy Statement for the fiscal year ended
     May 31, 1996 into Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             PART I

Item 1 and Item 2. Business and Properties

(a)  General.

U.S. Energy Corp. ("USE", the "Company" or the "Registrant") is in the general minerals business of acquiring, exploring,developing and/or selling or leasing of mineral properties and, mining and marketing of minerals. USE is now engaged in two principal mineral sectors: uranium and gold, both of which are in the development stage. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. The Company also carries on small oil and gas operations in Montana and Wyoming. Other USE business segments are commercial operations (real estate and general aviation) and construction operations.

Most of USE operations are conducted through a joint venture with Crested Corp. ("Crested", a majority-owned subsidiary), and various joint subsidiaries of USE and Crested. The joint venture with Crested is hereafter referred to as "USECC". Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG"). Oil and gas operations are carried on through Energx, Ltd., a subsidiary of the Company and Crested. USE and Crested originally were independent companies,with two common affiliates (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority owned subsidiary of USE in fiscal 1993. See Part III of this Report.

Until February 1996, the Company also conducted manufacturing and/or marketing of professional and recreational outdoor products through The Brunton Company ("Brunton"), a wholly-owned USE subsidiary. As of February 1, 1996, Registrant sold all of the shares of Brunton to Silva Production AB for $4,300,000 plus 45% of the net profits before taxes derived from the sale of Brunton products for four years and three months; the 45% interest in income before taxes will begin being received in fiscal 1997. The sale eliminated Brunton's manufacturing and/or marketing of professional and recreational outdoor products from the commercial segment of Registrant's business as of January 31, 1996, except to the extent that there are net profit payments from Silva over the next four years, of which there can be no assurance. For the fiscal year ended May 31, 1996, Brunton's sales provided 25% of net revenues of USE (before reclassification to reflect Brunton as discontinued operations with respect to the Company) compared with 49% net revenues for the fiscal year ended May 31, 1995. The purchase price of $4,300,000 was in the form of $3,300,000 in cash and a $1,000,000 promissory note. The February 1996 receipt of approximately $2,900,000 in net cash from the sale (and future payments on Silva's $1,000,000 promissory note and any profits payments) enhanced the Company's financial condition and medium term liquidity as well as providing additional resources to develop the Company's uranium and gold properties.

The Brunton sale was prompted in part by Registrant's desire to focus on its core minerals sector. The Company plans to consolidate all of its uranium assets into a single subsidiary and finance the startup of its mines and mill operations with debt or equity funding. Of course, there can be no assurance uranium prices will remain at their current level, that USE will succeed in its efforts to obtain long-term uranium supply contracts required to operate its uranium properties profitably, or that the required financing will be available to put such properties into operation.

USE was incorporated in Wyoming in 1966. All operations are in the United States. Principal executive offices are located in the Glen
L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone (307) 856-9271.

(b)  Financial information about industry segments.

The Registrant operates in three business segments: (i) minerals,
(ii) commercial operations, and (iii) construction operations. See Footnote I to the Consolidated Financial Statements. The Registrant engages in other miscellaneous activities such as oil and gas exploration, development and production. The principal products of the operating units within each of the reportable industry segments are:

     INDUSTRY SEGMENTS        PRINCIPAL PRODUCTS

     Minerals Sales and leases of mineral-bearing properties and, from time to time, the production and/or marketing of uranium, gold and molybdenum.

     Commercial Operations    Operation of a motel and rental of
                              real estate, operation of an
                              aircraft fixed base operation
                              (aircraft fuel sales, flight
                              instruction and aircraft
                              maintenance), and provision of
                              various contract services, including
                              managerial services for subsidiary
                              companies.

     Construction Operations  Construction of irrigation, flood control, municipal sewer and similar
                              projects.

Percentage of Net Revenue contributions by the three USE segments in the last three fiscal years were:

                       Percentage of Net Revenue During Year Ended
                            May 31,      May 31,       May 31,
                             1996         1995          1994

Minerals                     32%            2%          50%
Commercial Operations        15%           26%          13%
Construction Operations      39%           28%          30%

USE did not receive revenues from the mining of either uranium or gold in the three fiscal years ended May 31, 1996. During fiscal 1996 and 1994, however, mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP", a Colorado general partnership), USE and Crested delivering their one-half share or 100% of uranium and receiving net sales proceeds therefrom with profits deposited in SMP accounts. In addition, during fiscal 1994 mineral revenues were received from the sale of mineral properties. For fiscal 1995, there were no revenues from mineral sales in part due to the arbitration proceedings involving SMP (see Item 3 - "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation"). In addition, USE will attempt to commence production of uranium concentrates production from the mill belonging to Plateau Resources, Limited ("Plateau"), a 100% subsidiary of the Company, at Ticaboo, Utah which is expected to result in the procurement of utility supply contracts for Plateau in fiscal 1997. There can be no assurance, however, such milling operations will commence, or that new utility supply contracts will be procured. See Description of "Business - Minerals - Uranium."

(c)  Narrative description of business by industry segment
(including Item 2 - Properties disclosure).

                            Minerals

Uranium

General

USE has interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are located in areas which have produced significant amounts of uranium in the 1970s and 1980s. The Company is planning to develop and operate these property interests (directly or through a joint venture in which another company may be the operator) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants.

The property interests in Wyoming are:

521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by the Company and USECC (the "USE Parties"), and 50 percent by Kennecott Uranium Company ("KUC"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company and Kennecott Corporation of Salt Lake City, UT are subsidiaries of RTZ PLC of London. KUC is also referred to in this report as Kennecott. All claims are accessible by county and United States Bureau of Land Management ("BLM") access roads. Substantial exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been completed. The BLM has signed a Record of Decision approving the Jackpot Mine Plan of Operations following preparation of a final Environmental Impact Statement ("EIS") for the proposed mine, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed mine has had no previous operators, and will be a new mine when opened. The Big Eagle Mine and related claim groups (which are near the proposed Jackpot Mine and are part of the Green Mountain Claims held by the GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the Big Eagle mining claims held by the GMMV. These assets are held by the Sheep Mountain Partners partnership ("SMP"), the partners of which are USE and Crested, doing business as USECC, and Nukem, Inc. ("NUKEM"), through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). The SMP Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s. The SMP and GMMV properties contain uranium mineralization in sandstones of Tertiary age, as is typical of most Wyoming uranium deposits.

Electric power to all the above Wyoming properties is furnished by either Pacific Power & Light or Hot Springs Rural Electric
Association.

The property interests in Utah are:

The Tony M Mine and the Frank M property are underground uranium deposits in San Juan County, Utah located partially on Utah State mining leases. These properties are accessible by county roads.

The Company has a contract with Nuclear Fuels Services calling for transfer of the Tony M mine and the Frank M properties to the Company upon approval by the State of Utah of a new bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC) it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill into U3O8, the saleable product. In addition, low grade uranium ore was stockpiled at the Tony M mine and at the Shootaring Mill, and related mill support facilities, which are held by Plateau.

Plateau also owns the Velvet Mine and the nearby Wood Mine complex in the Lisbon Valley area in southeastern Utah. The Velvet uranium mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Wood Mine complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Wood Mine. The Wood Mine property is not permitted at this time, but the Company does not expect difficulty in obtaining a new permit because the surface facilities would occupy the site that has been disturbed from previous operations.

The Green Mountain Mining Venture Project

GMMV. In fiscal 1991, USE and Crested entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights to Kennecott for $15,000,000 cash (USE's share of the proceeds was $12,600,000, and the balance was Crested's). In fiscal 1991, Registrant and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8 to utilities using nuclear power to generate electricity.

Kennecott agreed to fund the first $50,000,000 of GMMV expenditures, pursuant to Management Committee budgets.
Thereafter, GMMV expenses will be shared by the parties generally in accordance with their participating interests (50 percent Kennecott, 50 percent USE Parties). The agreement also provides that Kennecott will pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

Pursuant to the joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of GMMV expenditures), so that in effect, the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during GMMV operations, proportionate to its interest before reduction.

GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims, which cover the Round Park (Jackpot) uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain, were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures on such properties will be shared 50 percent by USE and 50 percent by Kennecott. Milling costs will be paid by GMMV as operating costs and shared among the participants according to their ownership interests in the ore being milled.

The USE Parties' share of GMMV cash flow resulting from the balance of the properties (outside the 105 claims), previously owned by USE and Crested together, will be shared equally by USE and Crested. GMMV expenditures from such properties will be shared 25 percent each by USE and Crested, and 50 percent by Kennecott. Such latter properties are expected to be developed after the Round Park (Jackpot) deposit is placed into production; uranium deposits on these properties may be accessed through the proposed tunnels at the Jackpot Mine.

The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager since then. USECC has continued work on a contract basis at Kennecott's request.

Pre-development activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of an application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. During fiscal 1996, GMMV completed a sediment dam, sediment basin and drainage diversion ditch, built a fuel storage facility and other support facilities and made improvements to existing facilities. As of the date this 10-K Report is filed, the GMMV has not established a schedule for the commencement of mine development work necessary to put the GMMV properties into production. Discussions are underway between Kennecott and the USE Parties to consider combining all uranium assets of the GMMV and USECC, to the extent possible, into a single entity. The parties are also exploring various alternative plans.

Properties and Mine Plan. GMMV owns a total of 521 claims on Green Mountain, including the 105 claims on which the Round Park (Jackpot) uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these claims, which formerly belonged to USE and Crested. These deposits are undeveloped.
Roads and utilities have been put in place, which are believed to be satisfactory to support future mine development.

GMMV also owns the Big Eagle Properties on Green Mountain, which appear to contain substantial remaining uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain one underground and two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of ore. The assets include 38,000 and 8,000 square foot buildings formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52 million pounds of U3O8 averaging .23% uranium oxide using a grade-thickness cut-off of .6 (i.e., deposit areas were excluded unless deposit bed thickness at intercept, times intercept grade of uranium mineralization, exceeded .6). The GMMV plans to mine this deposit from the Jackpot Mine, which will be driven underground from the south side of Green Mountain. The first of several mineralization horizons is about 2,300 feet vertically down from the top of Green Mountain.

The Jackpot Mine Plan of Operations provides for two declines to be driven from the side of Green Mountain, extending about 10,400 feet into the deposits; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine. The mine plan estimates that the Jackpot Mine will produce about 3,000 tons of uranium ore per day and will have an expected mine life of 13 to 22 years. It will utilize the existing Big Eagle Mine facilities located about two miles west of the Jackpot Mine site. As many as 250 workers will be required during mining operations.

USE Parties expect mine development costs will not exceed $25,000,000 to begin production from the Round Park (Jackpot) deposit. However, cost estimates may change as exploration and initial development progress. Pursuant to the GMMV agreement, Kennecott has agreed to fund the initial $50,000,000 in development costs including reclamation costs. To May 31, 1996, such expenditures total approximately $16,565,000. Additional costs would be funded by operations and/or by cash assessments on the venturers.

Sweetwater Mill. In fiscal 1993, GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, approximately 23 miles south of the proposed Jackpot Mine, from Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and the GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

Kennecott is manager of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of mill cash operating costs prior to mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Mill holding costs are paid by GMMV and funded by Kennecott as part of its $50,000,000 funding commitment.

The Sweetwater Mill includes buildings, milling and related equipment, real estate improvements, mining and mill site claims and other real property interests, personal property and intangible property (including government permits relating to operation of those properties). The major assets are the mill buildings and equipment located on approximately 92 acres.

The mill was designed as a 3,000 ton per day ("tpd") facility. UNOCAL's subsidiary Minerals Exploration Company reportedly processed in excess of 4,200 tpd for sustained periods. The mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in Registrant's Consolidated Financial Statements (see Note K to USE Consolidated Financial Statements for fiscal year ended May 31, 1996).

The reclamation and environmental liabilities assumed by GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. On June 18, 1996, Kennecott established an irrevocable Letter of Credit through Morgan Guaranty Trust Company of New York City in the amount of $19,767,079 in favor of the Wyoming Department of Environmental Quality ("WDEQ") for reclamation requirements of the GMMV. The Letter of Credit was increased by $10,000 on August 26, 1996 to cover off-permit wetland enhancement. The WDEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USE believes it is unlikely USE would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs for the letters of credit or other surety appear to be within the $50,000,000 development commitment of Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will reimburse GMMV the first $8,000,000 of such expenditures. Any such reimbursement may be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the mill. Third, payment of reclamation and environmental liabilities related to the mill is guaranteed by Kennecott. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

Kennecott will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the initial $50,000,000 development commitment, and then only to the extent there are insufficient funds from the accumulated reclamation reserve. In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USE liability for contribution to mill cleanup costs cannot be predicted.

Permitting. In March 1993, GMMV applied to the WDEQ for a Permit to Mine the Round Park deposit through the Jackpot Mine, for up to 22 years. Following preparation of a final EIS by the BLM, including a series of public meetings and a period for receipt of written comments on both the preliminary and final EIS, on April 24, 1996 the BLM signed the Record of Decision ("ROD") approving the Jackpot Mine Plan of Operations. With the entry of the ROD, the WDEQ issued the mine permit for the Jackpot Mine on June 26, 1996. This Permit allows GMMV to proceed with construction of mine facilities, further underground mine development and eventual mining of the Round Park (Jackpot) Deposit.

The Jackpot Mine Plan of Operations and a combination of the alternatives analyzed in the EIS will allow for the disposal of mine waste rock in the Big Eagle Mine pits and the upgrading of existing roads and the construction of new haul road segments for transport of ore to the Sweetwater Mill. These roads will be subject to modification in alignment necessary to minimize or avoid adverse impacts to riparian and cultural resources.

The maximum area of new disturbance required for the project will be 289 acres. This disturbance will include 118 acres for mine site development and 171 acres for transportation corridor construction and/or improvement. When uranium reserves have been depleted, the mine portals will be plugged and the ground surface recontoured and reclaimed to blend with the natural landscape. Also, surface structures will be removed, roads closed per landowner or BLM request, and disturbed areas reclaimed.

Kennecott, as operator of the Sweetwater Mill, has initiated discussions and made appropriate filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. Separately, Kennecott has applied to the NRC for permission to use a mill tailings cell to hold low level tailings waste from an ion exchange plant owned by USE and Crested in the Crooks Gap area.

The United States Environmental Protection Agency ("EPA") has advised Kennecott, as operator of the GMMV, that if Kennecott would level the tailings within the existing tailings impoundment and install a new liner with leak detection capability, the EPA would allow the use of the existing 60 acre tailings cell for milling operations. USE anticipates that this would result in substantial cost savings to GMMV and reduce the time required for the Sweetwater Mill to resume operations.

The Environmental Protection Agency has promulgated final rules for radon emissions. These regulations affect the mining and milling of uranium and may require substantial expenditures for compliance. GMMV may need to install venting at mine sites, and must monitor radon emissions at the mines, as well as wind speed, direction and other conditions. USE believes all of the uranium operations in which it owns an interest are in compliance with these rules.

There ultimately will be an effect on USE earnings from environmental compliance expenditures by GMMV, since GMMV operations will be accounted for by the equity method. GMMV's expenses for compliance with environmental laws (as well as other matters) are not expected to materially affect USE cash flow during the next two years, as Kennecott will fund the first $50,000,000 of costs of GMMV, of which approximately $16,565,000 had been expended as of May 31, 1996.

Kennecott Corporation is a wholly-owned United States subsidiary of The RTZ Corporation PLC ("RTZ"), a United Kingdom public company. RTZ (now part of the RTZ-CRA Group) is one of the world's leading international natural resource companies. Kennecott Corporation owns and operates several mines through wholly-owned subsidiaries, including the Bingham Canyon, Utah open pit copper mine which was started in 1906.

Registrant is not aware of any guarantee by Kennecott Corporation, RTZ or any subsidiary of Kennecott Corporation or RTZ of the performance by Kennecott Uranium Company of Kennecott Uranium Company's development commitment under the GMMV joint venture agreement. Further, USE has no knowledge whether earnings of Kennecott Uranium Company are retained by it, or remitted to its parent. Accordingly, performance by Kennecott Uranium Company of its development commitment under the GMMV joint venture agreement can not be assured.

Plateau's Shootaring Canyon Mill

Acquisition of Plateau Resources, Limited ("Plateau"). In August 1993, Registrant purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau, which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill"). The Shootaring Mill holds a source materials license from the NRC.

Registrant paid nominal cash consideration for the Plateau stock, but as additional consideration, Registrant has agreed:

(a) to perform or cause Plateau to perform all studies, remedial or other response actions or other activities necessary from time to time for Plateau to comply with environmental monitoring and other provisions of (i) federal and state environmental laws relating to hazardous or toxic substances, and (ii) the Uranium Mill Tailings Radiation Control Act, the Atomic Energy Act of 1954, and administrative orders and licenses relating to nuclear or radioactive substances or materials on the property of, or produced or released by, Plateau; and

(b) to indemnify CPC from all liabilities and costs related to the presence of hazardous substances or radioactive materials on Plateau property, and to any future violation of laws and administrative orders and licenses relating to the environment or to nuclear or radioactive substances.

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

Also at closing, Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters as described above, and against third-party claims related to an agreement between Plateau and the third-party (see Note K to the USE Consolidated Financial Statements for fiscal year ended May 31, 1996).

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

The Plateau acquisition was done solely with USE, in light of potential NRC objections to selling Plateau to the USECC joint venture. Subsequent to closing, in September 1993, the Company and Crested agreed that after Plateau's unencumbered cash has been depleted, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau operating cash flows, pursuant to the USECC Joint Venture.

Shootaring Mill and Facilities. The Shootaring Mill is located in south-eastern Utah, approximately 13 miles north of Lake Powell, and 50 miles south of Hanksville, Utah via State Highway 276, then four miles west on good gravel roads. The entire facility occupies
18.9 acres of a 264.52 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer 1982. In 1984, Plateau put the mill on standby because of the depressed U3O8 market.

Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities have been performed. The current source materials license with the NRC is for a standby operation only and expired on December 31, 1993. Prior to expiration, USE applied for an extension of its expiration date.
On July 31, 1996, the NRC approved Plateau's application to postpone initiation of the requirements of timeliness in decommissioning of the Shootaring Mill for five years, which postponement will enable Plateau to upgrade the source materials license to operational status. USE has applied to the NRC to convert the source materials license from standby to operational.

Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine.

USE intends to cause Plateau to continue maintenance activities pending reassumption of mill operations to process uranium ores to concentrates. Both NRC and DOGM approval will be required prior to commencing such operations.

Ticaboo Townsite

Plateau also owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring mill. The Ticaboo site includes a 66 room motel, convenience store, laundromat facility, 98 single family home sites, 151 mobile home sites, and 26 recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell, and is being operated as a commercial enterprise. USE and Crested plan to further develop the townsite, and have been seeking financial partners. Interim funding for limited improvements on the commercial operations was provided by a private corporation affiliated with a John L. Larsen, Chairman of the Board, President and Chief Executive Officer of USE. See Part III, Item 12 "Certain Relationships and Related Transactions - Transactions with Arrowstar Investments, Inc.".

Sheep Mountain Partners ("SMP")

Partnership. SMP is a Colorado general partnership formed on December 21, 1988, between USECC, and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Nukem is a uranium brokerage and trading concern. During fiscal 1991, certain disputes arose among the partners of SMP. These disputes resulted in litigation and subsequent arbitration from which an Order and Award was issued on April 18, 1996. Registrant and Crested have filed a petition for confirmation of the Order and Award with the U.S. District Court of Colorado together with a petition for appointment of a receiver for the SMP Partnership. See "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation".

In February 1988, USE and Crested acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. USECC mined and sold uranium ore from two of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below the mining and milling costs of SMP.

The Company and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to SMP, in which USE and Crested received an undivided 50 percent interest. Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; the Company and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions.

SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 during the SMP arbitration/litigation.

Properties. SMP owns 80 (3 of which were conveyed by PMC to SMP in August 1996, see below) unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc.; the rates are from one to four percent on recovered uranium concentrates.

Various structures and equipment are located on the properties including three operating and three non-operating mine headframes with hoists; maintenance shops; offices; and other buildings, equipment and supplies. An ion-exchange plant is located near the SMP properties, but is held by USECC and not SMP.

Until recently, SMP also had interests in 59 an additional unpatented mining claims, one State mineral lease and one State surface use lease, which had been conveyed to Pathfinder Mines Corporation ("PMC"). In August 1996, PMC conveyed 38 of the 59 claims to SMP, retaining 21. SMP chose to retain only 3 of the 38 claims. These SMP properties contain a previously-mined open-pit uranium mine and three underground mines. PMC has the right to mine a portion of these properties (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to SMP. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to SMP. Conversely, SMP has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC conducted an exploration program on a portion of these properties, and has advised the Company that it does not intend any further development. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

An ion exchange plant on the former PMC properties (and now held by USECC) was used to remove natural soluble uranium from mine water. The Company, on behalf of USECC, has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. Management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation. See "Environmental" below.

Property Maintenance. As operating manager for SMP, USECC is responsible for exploration, mining, and care and maintenance of SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. During the SMP arbitration/litigation, Nukem/CRIC refused to allow SMP to pay USECC for care and maintenance and other work performed on the properties since the spring of 1991. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at May 31, 1996". As part of the Order and Award made on April 18, 1996, the Arbitration Panel awarded USECC $2,065,989 for Nukem/CRIC's 50% share of care and maintenance expenses for the SMP properties plus interest of $446,834 to March 31, 1996 and per diem cost of $616 thereafter, which award is not yet finalized. See Item 3, Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation - Stipulated Arbitration." Currently, USECC has a limited care and maintenance staff on site to care for and maintain the mines and pump mine water to prevent flooding of the mines.

SMP Marketing. Nukem, Inc. was engaged by SMP to provide SMP with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was concurrently assigned to and assumed by Nukem, to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts plus an additional long-term contract with PSE&G that was awarded to SMP by the Arbitration Panel (four of these contracts remain) for sales of uranium originally to nine domestic utilities. SMP's uranium supply contracts are either base-price escalated or market-related (referring to how price is determined for uranium to be delivered). Base-price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. The two current base-price escalated contracts of SMP require delivery of 130,000 pounds of uranium concentrates through 1997 on one contract and 750,000 lbs. U3O8 through 2001 on the other contract. Prices of uranium for deliveries under the base-price escalated contract currently exceed prices at which uranium can be purchased in the spot market.

Under the market-related contracts, the purchaser's cost depends on quoted market prices and the price at which a willing seller will sell its U3O8 during specified periods before delivery. Some of these contracts place a ceiling on the purchase price, substituting a base-price escalated amount, if the market price exceeds a certain level. Under the terms of the various market-price related contracts, SMP is required to deliver from 250,000 to 900,000 pounds of U3O8 annually from 1997 to 2000, which amounts may be increased or decreased by specified percentages.

Through fiscal 1996, USE and its affiliates have satisfied most of these contracts with uranium concentrates previously produced by SMP, borrowed from others, or purchased on the open market. The future role of Nukem in making deliveries under these contracts on behalf of SMP cannot be assured notwithstanding the April 18, 1996 Order and Award. See "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation."

Permits. Permits to operate existing mines on SMP properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, an NPDES permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required.
During the past two years, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the McIntosh Pit.

Uranium Market Information. There are currently nine producers of uranium in the United States, which collectively produced 5.8 million pounds of U3O8 during calendar 1995 and are expected to produce approximately 7.2 million pounds in calendar 1996. In addition, there currently several major producers in Canada (Cameco, Cogema Canada, Ltd., Rio Algom and Uranerz); Australia (Energy Resources of Australia and Pancontinental Mining, Ltd.); Africa (Cogema and RTZ's Rossing unit), and Europe, which collectively produced about 60 million pounds of U3O8 during calendar year 1995 and are expected to produce approximately 65 million pounds in calendar 1996. Several members of the Commonwealth of Independent States ("CIS"), also export uranium to the western markets although the amount of such exports to the United States and European markets is currently limited.

Uranium is primarily used in nuclear reactors that heat water to drive turbines that generate electricity. There are presently some 542 commercial nuclear power plants worldwide either operating, under construction or planned. Of them, 45 are under construction and 53 are planned. Current worldwide consumption is about 150 million pounds of U3O8 per year, but worldwide production is only about 72 million pounds per year. Published reports indicate that approximately 31 percent of the worldwide nuclear-powered electrical generating capacity is in the U.S., 49 percent is in western Europe, and 14 percent is in the Far East. Although the reactors in western Europe have a greater aggregate generating capacity and fuel usage, the supply of uranium for those reactors has been obtained for relatively long periods, and the market requiring the greatest supply of uranium for the next few years is believed to be the United States. The Asia Pacific region is also developing into a significant uranium consumer, due to announced plans for rapid expansion of nuclear power programs in Japan, Korea, Taiwan and the Russian Federation. This region accounts for most of the 98 power plants which are ordered or under construction.

Pursuant to Suspension Agreements signed in October 1992 between the United States Department of Commerce ("DOC") and certain of the Republics of the CIS, to rectify prior damage to domestic United States uranium producers from dumping sales of U3O8 by certain CIS republics, all spot sales of U3O8 delivered into the U.S. now reflect quota restrictions on U3O8 imports from the CIS. However, there are provisions which allow CIS uranium to be imported for certain long-term uranium sales contracts entered into with domestic utilities prior to March 5, 1992 ("grandfathered contracts").

NUEXCO Exchange Value. The market related contracts of SMP are based on an average of the Nuexco Exchange Value ("NEV") for 2, 3 or more months before uranium delivery. The high and low NEV reported on U3O8 sales during USE's past five fiscal years are shown below. NUEXCO Exchange Values are reported monthly and represent NUEXCO's judgment of the price at which spot and near term transactions for significant quantities could be concluded. NEVs for fiscal 1993 are higher for U.S. transactions, due to the impact of CIS import restrictions since late 1992. These prices ("US
NEV") were reported by NUEXCO for spot sales in the restricted U.S.
market.

                              NUEXCO EXCHANGE VALUE
                             ----------------------
                               US $/pound of U3O8
       Years Ended             -------------------
         May 31,                 High       Low
      -------------            --------  --------
          1992                $  9.05   $  7.75
          1993                  10.05      7.75
          1994                  10.20      9.25
          1995                  11.00      9.50
          1996                  16.50     11.85

US NEV was $16.30/lb. as of August 31, 1996.

NUEXCO's restricted market values ("U.S. NEV") apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

In the U.S., uranium is generally supplied to electric utilities under medium to long-term supply agreements, which require deliveries more than one year after entry into the contract. These agreements are designed to provide both the producer-supplier and the customer with reasonable assurance as to the amount of uranium desired and the availability of supply at a predictable price. Utilities generally seek supply contracts at least two to three years before their needs occur. It is expected that a large portion of U.S. demand will be secured by electric utilities entering into contracts in the next one to three years. There also is an active spot market, through which approximately 5 to 10 percent of uranium concentrate needs are satisfied.

While total demand in 1995 exceeded domestic production, there remains a near-term supply of U3O8 equivalent from domestic producers' inventory, and from unrestricted (i.e., not under quotas) foreign producers current production and inventory. The Company expects these and other factors (e.g., weapons grade uranium conversions) will moderate price increases, which otherwise might be expected from the shortfall of United States production meeting demand, in spite of increasing interest from U.S. utilities in renewing long-term contracts at higher than spot market prices. During fiscal 1996, spot market prices increased approximately 40% from May 31, 1995.

Gold

Lincoln Project (California)

Sutter Gold Mining Company. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln
Mine) in the Mother Lode Mining District of Amador County, California in a mining joint venture known as the Sutter Gold Venture ("SGV"). The entire interest of SGV is now owned by USECC Gold L.L.C., a Wyoming limited liability company ("USECC Gold). Until the end of fiscal 1994, Seine River Resources Inc., a Vancouver Stock Exchange listed company ("SRRI"), which is not affiliated with USE or its subsidiaries, was a joint venture party in SGV. USECC Gold is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC").

SGMC expects to commence additional exploration and mine development as soon as it raises sufficient funding. There can be no assurance that funding proposals will be successful in raising sufficient capital to commence mining and milling operations at the Lincoln Project. See "Permits and Future Plans."

USECC Gold and SRRI had intended to operate SGV as equal 50 percent venturers. However, because of SRRI defaults on its obligations, USE and Crested acquired (through USECC Gold) a 90 percent aggregate equity interest in the Lincoln Project by the end of fiscal 1993 (and the interests in USECC Gold were owned 88.89 percent by USE, and 11.11 percent by Crested). By the end of fiscal 1994, SRRI owed USE and Crested $1,970,507 for SGV property holding costs, permitting costs and mine maintenance expense incurred and paid for by USE and Crested since March 1992, including interest and management fees charged by USE and Crested. As of May 23, 1994, SRRI agreed to assign its remaining 10 percent interest in SGV to USE as payment for the $1,970,507 owed USE and Crested. However, only the $1,389,272 of costs and expenses paid for by USE and Crested was recorded; $581,235 for interest and management fees was written off as uncollectible. SRRI also issued 400,000 common shares of stock and delivered them to USE as final payment of any deficiencies for pre-fiscal 1994 indebtedness (owed by SRRI to SGV) which had been secured with SRRI's interest in SGV and which USE and Crested acquired in lieu of foreclosure (see Note F to the USE Consolidated Financial Statements for fiscal year May 31, 1996). SRRI's 10% interest was delivered to USE and Crested in fiscal 1994.

Subsequent to the end of fiscal 1994, the Sutter Gold Venture was terminated, USE and Crested formed SGMC and agreed to exchange their interests in USECC Gold for common stock of SGMC. As of May 31, 1996 a private placement of 896,364 shares was made to a small group of investors. SGMC currently is owned 74 percent by USE, 9 percent by Crested and 17 percent by private investors.

During fiscal years 1992 through 1995, SGV conducted environmental studies, drafted initial mine and mill designs, mined bulk samples from the Lincoln Mine for assay and mill design purposes, installed an underground water treatment plant to treat mine water seepage, and performed other work to support application for operating permits.

Properties. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The majority of these properties were acquired from Meridian Minerals Company and the balance were acquired by SGV in 1995 and 1994. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside Sutter Creek.

Surface and mineral rights total holding costs will be approximately $430,000 through May 31, 1997 (including $39,000 for payments on two parcels (14 acres) bought in 1994; an estimated $30,000 for one-time costs to acquire a surface easement and lease to access the mill site from California State Highway 49; and property taxes of approximately $30,000 for the year ending May 31,
1997). Annual property taxes are estimated to increase to more than $100,000 when the Lincoln Project is built and put into operation.

The leases are for varying terms (the earliest expires in February
1998), and require rental fees, advance production royalties, real property taxes and insurance. Leases expiring before 2010 will generally be extended, so long as minerals are continuously produced from the property that is subject to the lease or minimum payments are made . Other leases may be extended for various periods on terms similar to those contained in the original leases. Production royalties are from 2.5% to 6% (most are 4%). The various leases have different methods of calculating royalty payments (net smelter return and gross proceeds).

Amador United Gold Mines ("Amador United") was a prior owner of certain leases which it conveyed to the Lincoln Project when the project was owned by Meridian Minerals Company ("Meridian"). In return for its conveyance of such leases Amador United received a right of first refusal to buy the Lincoln Project and a 20 percent net profits interest in production from any of the Lincoln Project properties. Although all of the properties which Amador United conveyed to the Lincoln Project were relinquished by Meridian as uneconomic or of marginal utility to the Project, Amador United remains entitled to its net profits interest. "Net profits" will be determined by deducting from gross revenues from sale of minerals produced by the Lincoln Project, an amount equal to 105 percent of all costs and expenses in excess of $6,000,000 which are directly or indirectly attributable and necessary or incidental to the acquisition, exploration, development, mining and marketing of minerals produced from all of the properties comprising the Lincoln Project. Costs and expenses are defined to include (but not be limited to): ad valorem real property and personal property taxes; reasonably anticipated reclamation costs; salaries and wages of employees assigned to property acquisition, exploration, development, mining and marketing activities; travel expenses and transportation of employees, material, equipment and supplies; all payments to contractors; assay, metallurgical testing and other analyses to determine the quality and quantity of minerals on all of the properties; costs to obtain environmental permits and other permits, rights-of-way and similar rights, as incurred in connection with acquisition, exploration, development, mining and marketing activities; property acquisition and holding expenses; costs for feasibility studies; costs for title curative work; and
1.25 percent monthly interest on such costs and expenses which are not paid.

A separate holder of four of the properties that were assembled by Meridian into the Lincoln Project holds a 5 percent net profits interest on production from such properties, which was granted by Meridian when it acquired the properties. The "net profits" generally will be determined in the same manner as the Amador United net profits interest (i.e., gross mineral revenues less an amount equal to 105 percent of numerous categories of costs and expenses). An additional 0.5 percent net smelter return royalty is held by a consultant to a lessee prior to Meridian's acquisition of the properties, which 0.5 percent interest covers the same four properties in the Lincoln Project.

There has been an estimated $16,858,900 of spending to date in the Lincoln Project by Meridian, USECC Gold and their predecessors. Since fiscal 1991, USE and Crested have expended approximately $12,858,900 to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, project permitting costs, holding costs, and related general and administrative costs, which amount includes advances by USE and Crested to cover SRRI's share of such costs. The amount of such expenditures during the 1996 fiscal year was approximately $637,300. Certain of the expenditures included in the $12,858,900 have been expenses and the rest have been capitalized as assets.

Current estimates call for up to $15 million of additional investment to put the properties into production. Payment of any amount to Amador United and the other holders of net profits interests will only occur after the Lincoln Project has generated gross revenues in excess of the amount invested by the Company and Meridian (estimated at $69 million, including interest, assuming production begins in 1997). Lease royalties burdening the Lincoln Project properties are in addition to Amador United's net profits interest.

In connection with SRRI and USE receiving their interests in the Lincoln Project at formation of the SGV, and thereafter upon USE's and Crested's acquisition of SRRI's remaining interests in SGV due to default by SRRI, Amador United was provided notices of its right of first refusal to acquire such interests for amounts equal to the consideration paid and USE's and Crested's advances to SRRI. Amador United has objected to the notices given, however, USE and Crested believe these objections are without merit.

Geology and Reserves. The minerals consulting firm Pincock, Allen & Holt of Lakewood, CO ("PAH") prepared a prefeasibility study of the Lincoln Project in fiscal 1994. PAH reviewed core drilling data on the Lincoln Zone on 100-foot centers from the surface, and drilling on the Comet Zone from both surface and underground. PAH also reviewed data from drilling on the Keystone Zone from surface on 200-foot centers. Total data is from 162 exploration core holes (surface and underground), with total footage of 64,700 feet. PAH based its estimate of proven reserves on mineralized material within 25 feet of sample information; probable reserves were based on material located between 25 and 50 feet of sample information.

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

Initial mining using standard cut-and-fill overhead stoping techniques is planned for the Lincoln and Comet Zones, by an existing 15 feet by 12 feet by 2,800 feet decline (the Stringbean Alley decline), which runs from the surface down through the Comet and into the Lincoln Zone. Screened tailings from the mill flotation circuit will be used to back-fill the stopes and stabilize the wall rocks; this recycling will also greatly reduce the volume of tailings going into the tailings ponds. In the pre-production stage, the Stringbean Alley decline will be extended down to 750 feet, then a drift driven back horizontally along the 750 foot level (above sea level).

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

Preliminary estimates are that SGMC will require up to $15 million financing to construct the mill and prepare the mine for full scale production, and for interim holding costs. The mill design is being finalized and will be reviewed by PAH or another engineering firm, and SGMC expects to follow PAH's or such other firm's recommendations in building the recovery circuits. The mill will be constructed to allow a 500 ton per day operations, but initially will be equipped so as to handle 300 tons per day throughput. Exclusive of attached lab and other support facilities, the central mill building is expected to cover less than 15,000 square feet, and will be constructed with interior mezzanine levels to hold different banks of equipment. Adequate power is available at the boundaries of the Lincoln Project from the local utility; water also is available from a utility if needed, although the Lincoln Mine is expected to produce adequate water for mining and milling operations.

Molybdenum

As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX Inc. (which was acquired and merged with Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November
1993) delineated a deposit of molybdenum containing approximately 146 million tons of mineralization averaging 0.43% molybdenum disulfide on the properties.

Advance royalties are paid in equal quarterly installments, until:
(i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to the USE and Crested. USE did not receive any advance royalties during fiscal 1996 because of an arrangement with Cyprus Amax described below. During fiscal 1995, USE recognized $85,500 of advance royalty revenue under this arrangement. These royalties are shown in the Consolidated Statements of Operations as a component of gains from restructuring mineral properties agreements. See Note F to the USE Consolidated Financial Statements for fiscal year ended May 31, 1996. The advance royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production.

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

Subsequent to May 31, 1994, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar 1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised their option in August 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties resumed in the second quarter of calendar 1996, however, the payment was not received until June 1996, being the first quarter of fiscal 1997.

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

Worldwide demand for molybdenum in calendar 1995 was reportedly 232 million pounds, its highest level ever. Production for that period was about 230 million pounds. There is however, excess capacity from the primary molybdenum mines which are currently not producing. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1997.

Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical molybdic oxide (the principal product) in September 1994, to $15.50 - $17.50 per pound in February 1995. However, by May 31, 1996 prices had declined to
$3.00 - $3.35 per pound.

Parador Mining (Nevada)

The Company and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), on certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party (now known as Barrick Bullfrog, Inc.). The Company and Crested have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

USE, Crested and Parador informed BGBI that payments are owed to them pursuant to extralateral rights on the claims. BGBI in turn initiated legal proceedings to establish the rights of the various parties in the claims. Thereafter, Parador notified BGBI that BGBI had defaulted in its lease and that Parador had terminated the lease. BGBI denies that it has defaulted. A trial on the bifurcated issue of extralateral rights only to the court in December 1995 resulted in a decision that Parador had failed to meet its burden of proof to establish that its claims are entitled to assert extralateral rights and that Registrant, Parador and Crested have no right, title or interest in the adjacent BGBI claims. Registrant has filed an appeal of this ruling as erroneous as a matter of law. The remaining issues have not been set for trial. See Item 3, "Legal Proceedings - BBGI Litigation".

Oil and Gas.

Fort Peck Lustre Field (Montana). USECC conducts oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana; four wells are producing, and USE and Crested receive a fee based on oil produced. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

Energx, Ltd. Fort Peck Gas Project. Energx, Ltd., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Assiniboine and Sioux Tribes, signed in October 1993 an "Agreement Between The Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation and Energx, Ltd. to Explore, Develop and Produce Shallow Gas." This Agreement has been approved by the Secretary of the Interior and the United States Bureau of Indian Affairs. In the fourth quarter of calendar 1995 Energx drilled and tested three exploratory wells, in conjunction with NuGas Resources U.S. Inc. ("NuGas"). These three were all dry holes, having been drilled under a farmout agreement with Placid (see below); these three wells counted against the eight well commitment under this Agreement. Energx (and NuGas) had planned to drill and test five more exploratory wells in July 1996, however, this has been extended to September 1996. If Energx determines there is potential for a natural gas field, Energx (and NuGas) will have exclusive exploration rights for shallow gas (down to the top of the Muddy formation, approximately 4,000 feet) on approximately 325,000 acres of tribal mineral lands on the Reservation for a period of five years. The Agreement is renewable for successive five year terms, provided Energx drills another five exploration wells during each term. The first three dry holes were funded by NuGas in accordance with the provisions of the Agreement.

With additional fee and Tribal allotted acreage assembled by Energx and NuGas, Energx and NuGas now have positions in approximately
330,000 contiguous acres within the Fort Peck Indian Reservation.
The Tribes will not participate in the fee acreage.

During the initial exploration program, proceeds from production will be allocated to NuGas to recoup the initial eight wells' drilling and completion expense (except for up to three dry holes, see "NuGas Resources (U.S.) Inc. Agreement"), Thereafter, net revenues will be allocated 40 percent to the Tribes and 60 percent to Energx and NuGas. Pursuant to United States Law, only the Tribes may own beneficial interests in reservation minerals; Energx' and NuGas' share of net revenues is compensation for operating services.

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

NuGas Resources (U.S.) Inc. Agreement. By the Joint Venture Agreement ("JVA") with Energx dated July 18, 1994, NuGas is obligated to Energx to drill and complete (or abandon) at NuGas' sole expense, eight exploratory shallow gas wells on the Fort Peck Reservation by July 1, 1996, which has been extended to July 1, 1997, to earn a one-half interest in Energx' rights under the Fort Peck Shallow Gas Agreement. Well gathering, gas dehydration and related equipment costs will be shared equally by NuGas and Energx. Energx will not be required to contribute to the costs of drilling the first eight exploratory wells.

NuGas has contributed $100,000 to pay for costs of acquiring leases and easements on non-Tribal lands contiguous to Tribal lands, to assemble adequate sized drilling units for the first eight exploratory wells. In fiscal 1995 Energx received $200,000 under the JVA as a prospect generation fee. Energx is operator of record, while NuGas is field operator.

NuGas and Energx each will receive 50 percent of proceeds from gas produced and sold from the initial eight wells, until NuGas receives 50 percent of such wells' drilling, completion, geological and equipping costs; thereafter, distributions will be shared 30 percent each to NuGas and Energx, and 40 percent to the tribes pursuant to the Fort Peck Shallow Gas Agreement. NuGas will not be entitled to recoup any drilling and geological costs related to up to three dry holes drilled in the initial eight well drilling program. All activities after the initial exploration drilling program will be funded equally by NuGas and Energx.

NuGas is a subsidiary of a Toronto Stock Exchange company with substantial experience in shallow gas exploration and production, principally in the northern plains states and Canada, where the company currently operates more than 500 shallow gas wells and produces 30,000,000 cubic feet of gas per day.

Farmout Agreement. In October 1995, Placid Oil Company, a subsidiary of Occidental Petroleum and other parties (hereafter together referred to as "Placid"), signed a Farmout Agreement with Energx and NuGas. Under the agreement, Energx and NuGas as operator had the right to drill and complete shallow gas wells on approximately 170,000 acres of non-Tribal lands within the Fort Peck Indian Reservation, at the sole expense of the operator. The Farmout Agreement contemplated three phases: (i) drilling and completion (or abandonment) of three test wells on widely dispersed drilling locations; (ii) subject to performance of (i), continuous drilling and completion (or abandonment) of option wells, also on widely dispersed drilling locations; and (iii) subject to performance of (i), continuous drilling and completion (or abandonment) of additional wells on blocks not covered by (i) and
(ii). The first three wells were drilled on specific sections within the 170,000 acres.

Drilling of the first test well commenced in October 1995; the last of the three wells was to be drilled and completed (or abandoned) within 45 days of the commencement of drilling the first well.
All three wells were dry holes. Contemplating the significant holding cost for the delay rentals, Energx and NuGas jointly decided to terminate the Placid Farmout Agreement on January 1, 1996 and relinquished their rights to the 170,000 acres referred to above as Energx and NuGas determined they would focus their efforts and resources towards the Tribal acreage.

Wind River Basin, Wyoming - Monument Butte Prospect.  During the
1996 fiscal year, Energx terminated BLM leases covering approximately 13,000 acres in Fremont County, WY, which were believed to be prospective of shallow coalbed methane and conventional stratigraphic natural gas and oil deposits. Energx wrote off $328,700, the cost of acquiring and holding these leases.

Funding Energx: Energx operations to date have been funded with USECC equity investments and advances, and transaction revenue (the NuGas prospect generation fee). Energx expects to fund future operations by a combination of private equity financing and by seeking industry and private investor participation on prospects. However, due to depressed gas prices in calendar 1996, equity financing as well as joint venture industry participation of natural and coalbed methane gas projects was difficult to obtain. Accordingly, in fiscal 1997 Energx is monitoring its acreage positions (other than Fort Peck) to evaluate whether to continue paying the acreage holding costs and/or drill to earn acreage rights (as applicable), or to turn operations over to another company in the industry in exchange for an overriding royalty from future production payable to Energx or to abandon such position.

                      COMMERCIAL OPERATIONS

Brunton.

On February 16, 1996 Registrant completed the sale of 8,267,450 shares of common stock, $0.01 par value, (the "Stock") of Brunton to Silva Production AB, a closely held Swedish corporation ("Silva"), pursuant to the terms of a Stock Purchase Agreement dated January 30, 1996 (the "Agreement") by and between Registrant and Silva. Brunton is engaged in the manufacture and marketing of professional and recreational outdoor products and at the time of its sale Brunton was 100% owned by USE. The sale was prompted in part by Registrant's desire to focus on its core business of acquiring and developing mineral properties and mining and marketing minerals, particularly uranium and gold. The Stock constitutes all of the issued and outstanding shares of Brunton owned by Registrant as of the date of the sale including 90,750 shares held in Brunton's treasury.

The purchase price for the Stock was $4,300,000, which was a negotiated price based on an Adjusted Shareholder's Equity in Brunton (as defined in the Agreement) as of January 31, 1996 of $2,399,103. USE received $300,000 upon execution and delivery of the Agreement, approximately $3,000,000 by wire transfer from Silva at closing and an agreement by Silva to pay USE $1,000,000 in three annual installments of $333,333 together with interest at the rate of 7% per annum, such installments to be paid on February 15, 1997, February 15, 1998 and February 15, 1999.

In addition, Silva agreed that, in the operation of Brunton, Silva will cause the existing Brunton products and operations (including lasers and other new products being developed by Brunton at the time of the sale) to be a separate profit center and to pay USE 45% of the net profits before taxes derived from that profit center for a period of four years and three months commencing February 1, 1996. The first such net profits payment will be made on or before July 15, 1997 for the period from February 1, 1996 through April 30, 1997, if net profits are earned for such period. Additional net profits payments will be made, on July 15, 1998, July 15, 1999 and July 15, 2000, if net profits are earned for the corresponding twelve month period. There can be no assurance that Brunton will earn net profits for any such period and therefore there can be no assurance that any such net profits payment will be received by USE.

The assets of Brunton that were acquired by Silva through the purchase of the Stock consist of certain real estate housing Brunton's headquarters and manufacturing operations in Riverton, Wyoming; Brunton's working capital; equipment, inventory, machinery, personal property and all of Brunton's intellectual property rights. Certain items of equipment and personal property were withheld by USE from the Agreement and transferred from Brunton to Registrant, by mutual agreement with Silva, for USE's assumption of the indebtedness thereon. Such items include depreciated mining equipment, real estate not used in Brunton operations, and miscellaneous other equipment, as well as 225,556 shares of USE's common stock, par value $0.01 per share, and options to purchase 150,000 shares of USE's common stock for $3.50 per share; 160,000 shares of Crested common stock, par value $0.001, and options to purchase (from Crested) 300,000 shares of Crested common stock for $0.40 per share, all of which were previously owned by Brunton. USE subsequently transferred to Plateau 125,556 shares of USE (and options to purchase 75,000 shares of USE), plus 60,000 shares of Crested (and options to purchase 150,000 shares of Crested) in partial payment of debt owed to Plateau by USECC. The remaining 100,000 USE shares (and options to purchase 75,000 USE shares), plus 100,000 Crested shares (and options to purchase 150,000 shares of Crested) were transferred to SGMC.

Also at closing, the Registrant paid Brunton $171,685 for product purchases and accrued rentals on mining equipment owned by Brunton. The equipment was transferred to Registrant at closing and the Registrant paid off $273,000 in bank debt previously incurred by Brunton in connection with a loan purchase the equipment from the Registrant.

The sale will eliminate Brunton's manufacturing and/or marketing of professional and recreational outdoor products from the commercial segment of Registrant's business, except to the extent that there are net profit payments from Silva over the next four years. For the fiscal year ended May 31, 1996, Brunton's sales provided 19% of net revenues of USE, compared with 49% of net revenues for fiscal year ended May 31, 1995 (before reclassification to reflect Brunton as discontinued operations with respect to the Company). The inability to include Brunton's operations with Registrant's other operating revenues in the future could result in continued operating losses for Registrant, unless Registrant is able to develop other profitable businesses, such as Plateau's uranium business or FNG's construction business, to replace profits from Brunton. See Part III, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" at May 31, 1996.

Real Estate and Other Commercial Operations

Registrant owns varying interests, alone and with Crested, in affiliated companies engaged in real estate, transportation, and commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these subsidiaries in these business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah. Until it was sold in April 1996, USECC also owned and managed a mobile home park in Riverton, Wyoming. See
Part III, Item 12, "Certain Relationships and Related Transactions
- - Transactions with Arrowstar Investments, Inc.". WEA owns and operates an aircraft fixed base operation with fuel sales, flight instruction and aircraft maintenance in Riverton, Wyoming.

Wyoming Properties. USECC owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested and is adequate for their executive offices. The property is mortgaged to the WDEQ as security for future reclamation work on the SMP properties.

USECC (through WEA) also owns a fixed base aircraft operation at the Riverton Municipal Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This operation is located on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The annual rent is presently $1,180 (adjusted annually to reflect changes in the Consumer Price Index), plus a $0.02 fee per gallon of fuel sold.

In November 1995, USECC exercised an option to acquire a 7,200 square foot hangar at the Riverton airport, for $75,000, from a private Wyoming corporation affiliated with John L. Larsen, Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of Crested. See Part III,
Item 12, "Certain Relationships and Related Transactions - Transactions with Arrowstar Investments, Inc."

USE and Crested also own 18 undeveloped lots on 26.8 acres of the Wind River Airpark near the Riverton Municipal Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation. In the interim Registrant and Crested have sold 19 lots for an aggregate of $46,000 during fiscal 1996. In addition, in April 25, 1996, the Registrant and Crested entered into an agreement with a non-related party to sell 10 six-plex townhouses located in Jeffrey City for $500,000, conditioned upon purchaser obtaining financing for the full amount within 60 days. The purchaser did not obtain financing within the 60 days and the agreement was extended until September 15, 1996. Full real estate title will be transferred to the purchaser upon closing, however, if purchaser removes the townhouses, purchaser must reclaim the land and the real property where the townhouses were located will be assigned and conveyed back to USE and Crested by quitclaim deed for full consideration of $10.00.

USE owns five city lots and a 20-acre tract with improvements including two smaller office buildings and three other buildings with 19,000 square feet of office facilities, 5,000 square feet of laboratory space and repair and maintenance shops containing 8,000 square feet, all in Riverton, Wyoming.

Colorado Properties. In connection with the AMAX transaction for the Mt. Emmons molybdenum properties near Crested Butte, Colorado, USECC acquired an option from AMAX (now Cyprus Amax) to purchase approximately 57 acres for $200,000 in Mountain Meadows Business Park, Gunnison, Colorado. See "Minerals - Molybdenum" above. The property is zoned commercial and industrial, and is adjacent to Western State College. In fiscal 1995, USECC and Cyprus Amax agreed to exercise the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000), plus payment of certain expenses i.e. real property taxes from 1987 and other expenses amounting to $19,358. Thereafter, USE (together with Crested) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was paid during fiscal 1995 and $35,600 was paid during fiscal 1996. The remaining note bears interest at 7.5% per annum.

The second option covers 472.5 acres of ranch land northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). The Registrant did not receive the $35,000 as scheduled but is negotiating the receipt of it and expects to collect it in the near future. At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secure the notes, and will be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred, to be recorded as the notes are paid.

Both notes ($145,500 and $630,870) will require annual payments of accrued interest: the larger note accrues interest at 7.5 percent; the initial interest rate on the smaller note was 7.5 percent through August 28, 1995 and 12 percent thereafter (with a $35,000 principal payment on the first anniversary).

     The Company and USE are discussing with an affiliate of Pangolin an arrangement that is intended to result in realization of the principal balance of the two notes, or a substantial part thereof, prior to maturity in return for the release of several of the parcels of land originally securing the notes.

Utah Properties. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite, above). In fiscal 1995, USE acquired the minority interest in the joint venture from a
nonaffiliate.   Further recreational improvements to the townsite
were planned for fiscal 1996, to develop a commercial operation directed to Lake Powell tourists. However, as the anticipated joint venture partners did not fund development plans, (and the proposed joint ventures for such purpose were not formed), and USE and Crested have not been successful in finding other sources of development funding, limited interim funding was provided by Arrowstar Investments, Inc. through First-N-Last LLC, a limited liability company with Canyon Homesteads, Inc. In April 1996, USECC acquired the entire interest of Arrowstar in First-N-Last LLC as partial consideration for the sale to Arrowstar of USECC's Wind River Estates mobile home park in Riverton, WY. See Part III, Item 12, "Certain Relationships and Related Transactions - Transactions with Arrowstar Investments, Inc."

                          CONSTRUCTION

Four Nines Gold, Inc. On May 5, 1995 FNG was awarded a 14 month $2,584,434 contract by the City of Lead, South Dakota for municipal road and drainage construction, and rock slide area stabilization. As of May 31, 1996, change orders by the City of Lead had increased the contract to $3,544,099 and FNG had performed 89% percent of the contract, billing $3,212,006 (after $75,000 retainage by the City of Lead against completion of the project), of which $3,064,941 had been paid. FNG continues to expect the contract to be profitable

On September 13, 1995 FNG was awarded a separate construction contract for $618,270 by the United States Department of the Interior, Bureau of Reclamation, for the Minor Laterals, North Canal, Stage 5, Belle Fourche Unit, South Dakota. The work consists of constructing 3.81 miles of pipeline, approximately 1.4 miles of gravel-surfaced road, removing existing reinforced concrete hydraulic structures and constructing miscellaneous concrete structures which include four inlets. As of May 31, 1996 FNG had completed 100% of the contract, billing $601,935 and having received payment for $535,515. The contract as of May 31, 1996, had resulted in a loss of approximately $50,000 to FNG, however, a claim for approximately $173,000 has been submitted, and if approved would result in a gross profit of approximately $123,000 to FNG. The outcome of the claim cannot be predicted at this time.

Neither commercial nor construction operations are dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on USE.

                    RESEARCH AND DEVELOPMENT

Registrant has incurred no research and development expenditures, either on its own account or sponsored by customers, during the past three fiscal years.

                          ENVIRONMENTAL

General. Registrant's operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact the Company. Similar laws and regulations in California affect SGMC operations and in Utah, will effect Plateau's operations.

To the Company's knowledge, currently it is in compliance in all material respects with existing environmental regulations. To the extent that production by SMP, GMMV or SGMC is delayed, interrupted or discontinued due to need to satisfy existing or new provisions which relate to environmental protection, future USE earnings could be adversely affected.

Crooks Gap. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. USE has applied to the NRC for permission to decommission and decontaminate the plant, dispose low level waste into the Sweetwater Mill tailings cell, and keep intact such of the facility as does not require dismantling. Costs for this two year effort (once approved by the NRC) are not expected to exceed $150,000. However, management of USE and Crested are reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

Other Environmental Costs. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. Registrant does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the Registrant's competitive position.

                            EMPLOYEES

USE has 78 full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. Payroll expense has been shared by USE and Crested since 1981.

                      MINING CLAIM HOLDINGS

Title to Properties. Nearly all the uranium mining properties held by GMMV, SMP, and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extralateral rights (see Item 3, "Legal Proceedings - BGBI Litigation").

Proposed Federal Legislation. The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals from federal lands and new requirements for mined land reclamation and other environmental control measures. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on the Company's operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase the carrying costs of the Green Mountain mineral properties, the SMP properties and some of Plateau's mineral properties which are located on federal unpatented mining claims, and could increase both the capital and operating costs for such projects and impair the Company's ability to hold or develop such properties, as well as other mineral prospects on federal unpatented mining claims.

ITEM 3. Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

Arbitration. On June 26, 1991, CRIC submitted certain disputed matters concerning SMP to arbitration before the American Arbitration Association in Denver, Colorado, to which USE and Crested filed a responsive pleading and counterclaim alleging violations of contracts and duties by CRIC related to SMP. CRIC asserted that USE and Crested, d/b/a/ USECC, were in default under the SMP partnership agreement ("SMP Agreement"). Prior to initiation of arbitration proceedings, USE and Crested had notified CRIC it was in default under the SMP Agreement. The issues raised in the arbitration proceedings were generally incorporated in the Federal proceedings (see below), wherein the U.S. District Court of Colorado stayed further proceedings in arbitration. See also "Stipulated Arbitration", below.

Federal Proceedings. On July 3, 1991, USE and Crested ("plaintiffs") filed Civil Action No. 91-B-1153 in the United States District Court for the District of Colorado against CRIC, Nukem and various affiliates of CRIC and Nukem (together, the "defendants"), alleging that CRIC and Nukem misrepresented material facts to and concealed material information from the plaintiffs to induce their entry into SMP Agreement and various related agreements. Plaintiffs also claim CRIC and Nukem wrongfully pursued a plan to obtain ownership of the USE-Crested interests in SMP through various means, including overcharging SMP for uranium "sold" to SMP by defendants. Plaintiffs further allege that defendants refused to provide a complete accounting with respect to dealings in uranium with and on behalf of SMP, and that certain defendants misappropriated SMP property and engaged in other wrongful acts relating to the acquisition of uranium by SMP.

Plaintiffs requested that the court order rescission of the SMP Agreement and related contracts, and asked the court to determine the amounts payable to CRIC by USECC as a result of any such rescission order to place the parties in status quo. USE and Crested also requested that the court order defendants to make a complete accounting to them concerning the matters alleged in the Amended Complaint. They requested an award of damages (including punitive, exemplary and treble damages, interest, costs and attorneys' fees) in an amount to be determined at trial. Plaintiffs further requested imposition of a constructive trust on all property of SMP held by defendants, and on profits wrongfully realized by defendants on transactions with SMP.

The defendants filed various motions, including an application to stay judicial process and compel arbitration and to dismiss certain of plaintiff's claims. The defendants also filed answers and counterclaims against plaintiffs, claiming plaintiffs breached the SMP Agreement and misappropriated a partnership opportunity by providing certain information about SMP to Kennecott and entering into the GMMV with Kennecott involving the Green Mountain uranium properties. The defendants also claim that plaintiffs wrongfully sold an interest in SMP to Kennecott through the GMMV without CRIC's consent and without providing CRIC a right of first refusal to purchase such interests; that Registrant breached the uranium marketing agreement between CRIC and SMP, which had been assigned by CRIC to Nukem, by agreeing with Kennecott in the GMMV that Kennecott could market all the uranium from Green Mountain, thereby depriving Nukem of commissions to be earned under such marketing agreement; that Registrant and Crested interfered with certain SMP supply contracts, costing CRIC legal fees and costs; that CRIC and Nukem are entitled to be indemnified for purchases of uranium made on behalf of SMP; that Registrant and Crested failed to perform their obligations under an Operating Agreement with SMP in a proper manner, resulting in additional costs to SMP; that Registrant and Crested overcharged SMP for certain services under the SMP Partnership Agreement and refused to allow SMP to pay certain marketing fees to Nukem under the Uranium Marketing Agreement; that Registrant and Crested breached the SMP Partnership Agreement by failing to maintain a toll milling agreement with Pathfinder Mines Corporation, thereby rendering SMP's uranium resources worthless; and that Registrant and Crested have engaged in vexatious litigation against CRIC and Nukem. Defendants also requested damages (including punitive, exemplary and treble damages under RICO, interest costs and attorney fees).

Stipulated Arbitration. In fiscal 1994, the plaintiffs and defendants agreed to proceed with exclusive, binding arbitration before a panel of three arbitrators (the "Panel") with respect to any and all post-December 21, 1988 disputes, claims and controversies (including those brought in the 1991 arbitration proceedings, the U.S. District Court proceeding and separate Colorado State Court proceeding initiated by USE and Crested to obtain reimbursement for maintaining the SMP mines on a standby basis that any party may assert against the other. All pre-December 21, 1988 claims, disputes and controversies were stayed by stipulation between the parties, until the Panel entered an order and award in the arbitration proceeding.

In connection with agreeing to proceed to arbitration as stated above, the Registrant and Crested affirmed the Sheep Mountain Partners partnership, and proceeded on common law damages and other claims in the arbitration. Approximately $19.3 million is held in escrow as of May 31, 1996 by agreement of the parties pending resolution of the disputes.

The arbitration evidentiary proceedings were completed on May 31, 1995, following which the parties filed with the arbitrators proposed findings of fact and conclusions of law and proposed order, award, briefs of law and responses to the other party's submittals. Nukem and CRIC sought damages against USECC in the amount of $47,122,535. For their claims, USE and Crested sought damages of approximately $258 million from Nukem and CRIC, which amount USE and Crested requested be trebled under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and similar state law provisions.

On April 18, 1996, the Panel entered an Arbitration Order and Award (the "Award"). The Panel found in favor of the Registrant and Crested on certain claims made by the Registrant and Crested (including the claims for reimbursement of standby maintenance expense and other expenses on the SMP mines), and in favor of Nukem/CRIC and against the Registrant and Crested on certain other claims.

The Registrant and Crested were awarded monetary damages of approximately $7.4 million, which amount is after deduction of monetary damages which the panel awarded in favor of Nukem/CRIC and against the Registrant and Crested. An additional amount of approximately $4.8 million was awarded by the Panel to the Registrant and Crested, to be paid out of cash funds held in SMP bank accounts, which accounts have been accruing operating funds from SMP since the arbitration/litigation proceedings were commenced. It is anticipated that such payment out of the SMP bank accounts will be made in fiscal 1997.

The Panel ordered that one utility supply contract with PSE&G for 980,000 pounds of uranium oxide held by Nukem belonged to SMP, and ordered such contract assigned to SMP. The contract expires in 2000. The Panel further awarded SMP the uranium purchase contracts Nukem entered into with three CIS Republics in constructive trust.


The RICO claims of both parties against the other were either withdrawn (Nukem) or dismissed by the Panel. In its Award the Panel did not order SMP dissolved. The timing and ultimate resolution of the question of SMP dissolution presently is uncertain. Pending such resolution, the Registrant and Crested are hopeful that delivery obligations under the various SMP utility supply contracts can be met through the cooperation of Nukem.

Registrant and Crested petitioned the U.S. District Court for the District of Colorado (the "Court") for confirmation of the Award. Nukem filed two motions to vacate or modify portions of the Award, alleging that significant portions of the Award were erroneous. On May 24, 1996, the Court remanded the Award to the Panel for consideration of these motions. On July 3, 1996, the Panel entered a new Order essentially affirming its earlier Award. With respect to the principal claim of error alleged in the Nukem motions, concerning the award of more than $15 million of damages and interest to Registrant and Crested attributable to Nukem's unauthorized use of SMP uranium supply contracts to obtain rights to purchase U3O8 from the Commonwealth of Independent States ("CIS"), the Panel affirmed the amount of its award to Registrant and Crested. In so doing the Panel stated that, "There was wrongdoing on the part of Nukem when it used what were clearly partnership contracts to obtain financial benefits for itself alone....  Our Award . . .  is premised upon wrongdoing by Nukem and a judgment by us that Nukem ought not to be permitted to profit from that wrongful conduct." The Panel affirmed the Award granting SMP the rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom, which are impressed with a constructive trust in favor of SMP. The Panel further stated, "We thus conclude that there is no inconsistency and no double recovery and no subtraction that ought to be made from profits already realized...."

The Panel did correct a portion of the award, to reimburse $137,700 to CRIC for U3O8 it purchased, out of a bank account in Riverton, WY. The Panel also made a correction to have the $136,500 previously awarded to Registrant and Crested paid out of the First Interstate Bank of Riverton account rather than the Norwest Bank account in Denver, CO. Registrant and Crested called a mathematical error to the Panel's attention which was made by Nukem after the close of evidence in the amount of $265,313.83. The Panel did not consider that error because it was not directed by the Court to do so and it remains for the Court to resolve that issue.

In addition to the Petition for Confirmation of the Award (which was later amended), Registrant and Crested also filed with the Court a petition for appointment of a receiver for the SMP Partnership and for an order directing distribution of the escrowed proceeds in the SMP bank accounts. Nukem/CRIC filed a petition with the Court to vacate part of the Panel's Award and modify other portions. The U. S. District Court ordered the parties to respond to each others pleadings by August 22 and replies by September 6, 1996. The Court set a hearing for September 25, 1996 with respect to these matters.

BGBI Litigation

The Company and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extralateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

Parador, USE and Crested had previously advised BGBI that they are entitled to royalty payments with respect to extralateral rights of the subject claims on minerals produced at the Bullfrog Mine, claiming that the lode or vein containing the gold mineralization apexes on the Parador claims and dips under the claims leased to BGBI by a third party.

BGBI seeks to quiet title to its leasehold interest in the subject claims, alleging that Parador's lease thereof to USE and Crested is adverse to the interest claimed by BGBI, and that the assertions by USE and Crested of an interest in the claims have no foundation. BGBI seeks a determination that USE and Crested have no rights in the claims and an order enjoining USE and Crested from asserting any interest in them. BGBI further asserts that, in attempting to lease an interest in the subject claims to USE and Crested, Parador breached the provisions of its lease to BGBI, and that Parador is responsible for the legal fees and costs incurred by BGBI in the quiet title action, which may be offset against royalties. Under an arrangement to pay certain legal expenses of Parador, USE and Crested may be responsible for any such amounts.

BGBI alleges that by entering into the Assignment and Lease of Mining Claims with Parador, USE and Crested disrupted the contractual relationship between BGBI and Parador. In addition, BGBI claims that the USECC-Parador agreement slanders BGBI's title to the claims. BGBI seeks compensatory damages from Parador, USE, and Crested; punitive damages from USE and Crested; and costs and other appropriate relief from Parador, USE and Crested, all in amounts to be determined.

A partial or bifurcated trial to the court of the extralateral rights issues was held on December 11 and 12, 1995. The purpose of the hearing was to determine whether the Bullfrog orebody is a "vein, lode or ledge" as described in the General Mining Law and, if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be decided based on the testimony and exhibits introduced at the trial concerning the description of the orebody. Registrant, Crested and Parador presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H.B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, Registrant and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Registrant and Crested have filed an appeal of the Court's ruling as erroneous as a matter of law, which is pending.

The partial trial did not address any of the other issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court and no hearing date has been set for those issues.

If USE's and Crested's position concerning extralateral rights is ultimately sustained, substantial additional revenues and income may be received by USE and Crested from royalties payable with respect to gold produced from the Bullfrog Mine. If, however, the final decision of the appellate court is adverse to USE and Crested, an award of damages against USE and Crested in a substantial amount could have a significant negative impact on USE and Crested.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Information Concerning Executive Officers Who Are Not Directors.

The following information is provided pursuant to Instruction 3,
Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

Robert Scott Lorimer, age 45, has been Controller and Chief Accounting Officer for USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, and their Treasurer since December 14, 1990. He serves at the will of the Boards of Directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

Daniel P. Svilar, age 67, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

                             PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

(a)  Market Information


Shares of USE Common Stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis by the National Market System ("NMS") of the National Association of
Securities Dealers Automated Quotation System ("NASDAQ").   The
range by quarter of high and low sales prices for the Common Stock is set forth below for fiscal 1996, and 1995.

                                           High       Low
     Fiscal year ended May 31, 1996        ----      ----
     ------------------------------
       First quarter ended 8/31/95         $5.38     $4.13
       Second quarter ended 11/30/95        5.38      3.38
       Third quarter ended 2/29/96         19.75      3.50
       Fourth quarter ended 5/31/96        27.00     13.00

     Fiscal year ended May 31, 1995
     ------------------------------
       First quarter ended 8/31/94          5.13      3.88
       Second quarter ended 11/30/94        4.75      3.50
       Third quarter ended 2/28/95          4.63      3.38
       Fourth quarter ended 5/31/95         7.55      4.63

(b)  Holders

(1) At September 9, 1996, the closing bid price was $15.50 per share and there were approximately 707 shareholders of record for Common Stock.

(2)  Not applicable.

(c) USE has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on USE's present or future ability to pay cash dividends, however, USE intends to retain any earnings in the near future for operations.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                      May 31,
                       -------------------------------------------------------------------------------------------
                           1996          1995          1994          1993          1992
                           ----          ----          ----          ----          ----
Current assets         $ 2,912,400   $ 3,390,100   $ 3,866,600   $ 1,650,300   $ 3,260,500
Current liabilities      2,031,200     3,368,200     1,291,700     1,592,100       681,900
Working capital            881,200        21,900     2,574,900        58,200     2,578,600
Total assets            34,793,300    33,384,500    33,090,300    24,037,200    24,583,000
Long-term
  obligations(1)        15,020,700    15,769,600    16,612,500     2,900,000     4,540,400
Shareholders' equity    14,617,000    12,168,400    12,559,100    15,063,200    14,982,900


(1)Includes $3,978,800, $3,951,800, $3,951,800, $1,695,600 and
$1,695,600 of accrued reclamation costs on mining properties at May 31, 1996, 1995, 1994, 1993 and 1992, respectively. See Note K of
Notes to Consolidated Financial Statements.

                                                   For Years Ended May 31,
                         ------------------------------------------------------------------------
                             1996           1995            1994           1993          1992
                             ----           ----            ----           ----          ----
Revenues                 $ 9,632,200    $ 4,600,600     $ 8,776,300    $ 9,045,500   $ 6,353,600
Income (loss) before
  equity in income
  (loss) of affiliates,
  provision for
  income taxes and
  extraordinary item      (2,524,100)    (2,577,700)     (3,587,900)      (103,100)      819,200

Equity in (loss) of
  affiliates                (418,500)      (442,300)       (531,200)      (444,700)     (324,900)

Net income (loss)            270,700     (2,070,600)     (3,370,800)      (221,900)      613,200

Income (loss) per
  share before
  extraordinary item           $(.38)         $(.48)          $(.73)         $(.05)        $ .09
Extraordinary item               --             --              --             --            .06
                               -----          -----           -----          -----         -----
Income (loss) per share
  before cumulative effect
  of accounting change          (.38)          (.48)           (.73)          (.05)        .15
Income from discontinued
  operations                     .05            .06             .03            --          --
Gain on disposal of
  subsidiary operations in
  discontinued segment           .37           --               --             --          --
Cumulative effect at
  June 1, 1993 of income
  tax accounting change          --            --              (.06)           --          --
                               -----          -----           -----          -----        ----
Net income (loss)
  per share                    $ .04          $(.42)          $(.76)         $(.05)       $.15
                               -----          -----           -----          -----        ----
                               -----          -----           -----          -----        ----
Cash dividends per share       $ -0-          $-0-            $-0-           $-0-         $-0-
                               -----          -----           -----          -----        ----
                               -----          -----           -----          -----        ----

ITEM 7.   USE Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following is Managements's Discussion and Analysis of those significant factors which have affected USE's liquidity, capital resources and results of operations during the periods covered in the USE Consolidated Financial Statements filed with this Report.

     Although operations during the year ended May 31, 1996 were profitable, the Company generated significant losses in fiscal 1995 and 1994, as a result of holding costs and permitting activities in the mineral segment and gas operations and from certain commercial operations. The Company is in the process of developing and/or holding investments in gold, uranium, and gas properties that are currently not generating any operating revenues, but for which the Company has high expectations. These properties require expenditures for permitting, development, care and maintenance, holding fees, corporate overhead and administrative expenses, etc. In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize funds generated by that Partnership have compounded the Company's operating and cash flow situation. Nevertheless, the Company believes that it will meet its obligations in the coming year, as further discussed below.

Liquidity and Capital Resources at May 31, 1996

     Working Capital Components. Cash used in operating activities was $2,787,300 for the year ended May 31, 1996. Cash provided by investing and financing activities during fiscal 1996 was $541,200 and $2,878,100, respectively. For the year ended May 31, 1996, these activities resulted in a net increase of $632,000 in cash. Working capital increased during the fiscal year ended May 31, 1996 by $859,300 to working capital of $881,200 (from working capital of $21,900 at May 31, 1995).

     Cash provided by financing activities resulted from private placements of USE's common stock of $3,273,600 and proceeds from long-term debt of $4,212,800. These increases in cash from financing activities were offset by reductions in cash as it was used to retire long-term debt of $3,967,300. Additionally cash was used to repay USE's line of credit, resulting in a net reduction of the line of credit of $641,000 during the year ended May 31, 1996.

     During the year ended May 31, 1996, the Company completed a private placement of 812,432 shares of restricted common stock which resulted in net proceeds to the Company of $2,842,200. In connection with this private placement, warrants to purchase 81,243 USE common shares at $4.80 per share were issued to the selling agent. These warrants were exercisable through July 25, 2000. All of the warrants were exercised in fiscal 1996 resulting in $389,900 of proceeds to the Company. The Company also received $41,500 as a result of a non-affiliated individuals exercising options for 6,600 shares of common stock.

     The increase in long-term debt was primarily a result of USE subsidiaries, Crested and Four Nines Gold, Inc. increasing their amount of debt. Four Nines Gold increased its debt by $751,700 during the year and repaid $377,700 of this debt for an ending balance of debt of $431,300. This debt is from operating loans and the financing of equipment. The remaining debt is covered by equity in equipment owned by Four Nines Gold. Crested acquired additional long-term debt of $2,350,900 to $6,460,300 due USE.
This increase is due to USE funding operations jointly owned with Crested due to Crested's lack of liquid assets. It is anticipated that the debt to USE at May 31, 1996 of $6,460,300 will be repaid at least in part from funds awarded by the Arbitration Panel in the SMP litigation/arbitration as 50% of the Award is the property of Crested. The debt for Crested is eliminated in consolidation of the financial statements of Crested into USE.

     Cash generated from investing activities were principally from proceeds from the sale of property and equipment of $1,212,900 and proceeds from the sale of a subsidiary, The Brunton Company of $3,300,000.

     In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). the Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. USE will also receive $1,000,000 in three annual installments of $333,333 plus interest at a rate of 7% per year beginning February 15, 1997. The current portion of this note receivable is included in current assets and the long-term portion is included in notes receivable-real estate and other in the accompanying balance sheet. In addition, the Company is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The first payment will cover profits from February 1, 1996 through april 30, 1997 and is due no later than July 15, 1997. Each subsequent payment, due July 15 of subsequent years, will cover profits for the most recent year ended April 30.

     Certain items of property owned by Brunton were not subject to the Agreement. These items included various inventory items, mining equipment, real estate not used in operations, 225,556 shares of USE common stock, options to purchase 150,000 shares of USE common stock for $3.50 per share, 160,000 shares of Crested common stock and options to purchase 300,000 shares of Crested common stock for $.40 per share. 100,000 shares of USE common stock and 100,000 shares of Crested common stock were transferred for no consideration to SGMC and the remainder of the USE and Crested stock was transferred to Plateau. One-half of the USE and Crested options were transferred to each SGMC and Plateau, respectively.

     In connection with the Purchase Agreement, the Company paid
Brunton $171,700 for accrued rental on mining equipment and retired $273,000 related to bank debt incurred by Brunton on behalf of USE.

     Proceeds from the sale of assets of $1,212,900 were primarily from assets sold by USECB joint venture, $905,700, and Four Nines Gold, $287,800. Four Nines Gold sold miscellaneous equipment that was no longer needed in its operations. The majority of the proceeds from the sale of assets recognized by USECB, are as a result of the sale of Wind River Estates, a mobile home park, to Arrowstar, a corporation owned by USE's president and chief executive officer and his sons.

     These increases in cash from investing activities during fiscal 1996 are offset by cash used in mining property development, $763,000; development of gas properties, $42,100; purchase of property and equipment, $1,387,300; changes in notes receivable, $1,102,800, and investments in affiliates of $676,500.

     Due to disputes among the SMP partners, USE and Crested have not been reimbursed for care and maintenance costs for the SMP properties since the spring of 1991. As of May 31, 1996 the total amount that SMP owed USECC for standby and maintenance costs was $5,354,000. On April 18, 1996 the Arbitration Panel ordered Nukem/CRIC to pay USECC $2,065,989 in standby costs for the SMP mines plus $446,834 in interest and per diem interest of $616 until paid for their 50% share of SMP expenses. At August 31, 1996, the total amount due USECC from Nukem/CRIC was $2,607,100.

     Capital Requirements - General: The primary requirements for USE's working capital during fiscal 1997 are expected to be the costs associated with development activities of Plateau (see "Capital Requirements - Plateau"), care and maintenance costs of SMP, payments of holding fees for mining claims, purchase of uranium for delivery to utility customers of SMP, drilling and overhead expenses of Energx and corporate general and administrative expenses, including costs associated with continuing litigation and arbitration.

     Capital Requirements - SGMC: SGMC's properties contain reserves of gold. Preliminary estimates are that a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, will require up to $15,000,000 to place the proposed mine and mill into full operation.

     Although pre-production mine development and underground exploration is substantially complete, capital resources in addition to those currently on hand, will be needed to complete mine development and construct a mill facility. The timing of these expenditures will depend upon internal cash flow or additional financing.

     Subsequent to May 31, 1996, and as of September 6, 1996, SGMC received a net of approximately $840,000 in equity financing which is to be used by SGMC for property holding costs and to further develop the properties.

     On May 14, 1996, SGMC entered into a Letter of Intent with RAF Financial Corporation ("RAF") whereby RAF is to assist SGMC in obtaining additional equity financing through an initial public offering ("IPO"). Under the terms of the IPO Letter of Intent, SGMC and RAF are proposing a public offering of 3 million shares of SGMC common stock at an expected price of between $4.00 and $6.00 per common share and up to 3 million Class A warrants at a price of $0.25 per warrant. The Class A warrants are expected to have an exercise price of approximately $7.00 per share and will be exercisable for 3 years following the IPO.

     There can be no assurance that the IPO will be successfully completed.

     Capital Requirements - SMP: There are no current plans to mine the SMP Crooks Gap properties during fiscal 1997, however, USE and Crested will continue to preserve the ore bodies and develop concepts to reduce care and maintenance costs, including driving a decline to reduce pumping costs (which also would reduce future mining costs by reducing hoisting costs). Although funds are available in SMP's bank account of approximately $19.3 million as of May 31, 1996, these funds are restricted and since early 1991, SMP has not paid USE and Crested the operating costs and fees associated with their services as operating manager of the Crooks Gap properties. As part of the Order and Award on April 18, 1996, the Arbitration Panel awarded USECC $2,065,989 for standby costs through March 1996, plus interest of $446,834 and per diem interest of $616 until paid. The Award was based on $71,241 per month for holding costs. USE and Crested maintain that at least the Award amount of $71,241 per month is due USECC until SMP resolves the ultimate disposition of its mining properties. Nukem disputes the amount of $71,241 per month. It is hoped that this issue will be resolved by the Federal Court.

     Notwithstanding disputes between the SMP partners, USE and Crested have delivered an agreed-upon portion of the uranium concentrates required to fill contract delivery requirements on certain long-term U3O8 contracts since July 1, 1991. During 1996, USECC made certain deliveries while during 1995 all of the deliveries to fill the SMP contracts were made by Nukem. It is uncertain what protocol with Nukem will be in place for 1997 and thereafter. If the SMP partners are unable to agree on how to separately effect contract performance for the various SMP customers, resulting delivery delays and/or incomplete deliveries could adversely affect the contracts, and therefore USE. Further, the SMP partners are awaiting the decision to either confirm the Arbitration Panel's Award or to, as Nukem has requested, vacate a portion of the Award. No assurance can be given on the outcome of the hearing which is scheduled for September 25, 1996 or any further appeal attempts by Nukem/CRIC.

     Capital Requirements - GMMV:   Operations of GMMV are not
requiring USE's capital resources, as the initial $50,000,000 of expenses on the GMMV properties is being paid by Kennecott. USE and Crested continue to project that the proposed Jackpot Mine can be put into production for less than $25,000,000. However, depending on results of exploration and development projects on the properties, additional expenditures may be required. GMMV expenditures for fiscal 1997 will depend on whether one or both declines for the proposed mine are started. A decision by the Management Committee of GMMV regarding the declines is currently being considered. Nonetheless, GMMV should not require any funding from USE during fiscal 1997. The Management Committee of GMMV is also considering various financing options which could result in Kennecott being able to monetize all or a portion of its interest in GMMV. This could be accomplished by either acquiring new investors or formation of a new public company to finance the development of the properties.

     Capital Requirements - Plateau: On August 11, 1993, USE purchased all the outstanding shares of Plateau Resources, Limited ("Plateau"). Plateau owns various real estate developments in and around Ticaboo, Utah and the Shootaring Uranium Mill. Although Crested has no ownership in Plateau, the Directors of USE and Crested have agreed to divide equally one-half of the obligations incurred in excess of the total $14.2 million which was held by Plateau at the time of the USE acquisition. Management of USE and Crested are currently in the process of having the Shootaring Mill license changed to operational. At such time as the mill is licensed to operate, significant amounts of capital will be required to place the mill and mines into operation. It is expected that these funds will either be provided by cash received as a result of the SMP litigation, equity financing on the Plateau U3O8 assets or a joint venture partner. For a more detailed discussion of the Plateau transaction please refer to Note F. of the financial statements.

     Capital Requirements - Energx: Another requirement of Crested's and USE's working capital is the continued funding of Energx overhead expenses and drilling operations. Energx held several gas leases and participates in one gas venture (on the Fort Peck Indian reservation in Montana) with NuGas, a Canadian firm; the gas venture requires NuGas to fund the drilling of the first eight wells. Therefore, capital expenditures for Energx by USE on this venture are not anticipated to be significant in 1997.
Without access to equity capital no additional expansion of Energx' operations is anticipated. If the discovery wells on the Fort Peck Reservation are successful additional capital requirements will be satisfied by either equity or commercial debt.

     Long-Term Debt and Other Obligations: Debt at May 31, 1996 was $1,183,200, including $499,000 on the Company's line of credit of which $739,900 is current, (see Note G to the USE Consolidated
Financial Statements).

     Reclamation Costs. Prior to fiscal 1996, USE and Crested assumed the reclamation obligations, environmental liabilities and contingent liabilities for employee injuries, from mining the Crooks Gap and other properties in the Sheep and Green Mountain Mining Districts. The reclamation obligations, which are established by governmental regulators, were most recently set at $1,451,800 for SMP, $2,500,000 for Plateau and $27,000 for SGMC,
for a total of $3,978,800 which amount is shown on USE's balance sheet as a long-term obligation.

     To assure the reclamation work will be performed, regulatory agencies require posting of a bond or other security. USE and Crested satisfied this requirement with respect to SMP properties by mortgaging their executive office building in Riverton, Wyoming. USE and Crested have also posted a cash bond in the amount of $176,000 for this reclamation bond. USE and Crested are negotiating with government agencies to decrease the $176,000 cash bond and either forego the additional collateral or take other real estate and improvements with equal value. A portion of the funds for the reclamation of SMP's properties was to have been provided by SMP, which agreed to pay up to $.50 per pound of uranium produced from its properties to USE and Crested for reclamation work. The status of this commitment could be impacted by the ultimate resolution of the litigation with SMP.

     Reclamation obligations on the contiguous Big Eagle properties and the Sweetwater Mill, estimated at approximately $23,620,000, have been assumed by the GMMV venturers, and secured by a bank letter of credit provided by Kennecott. The reclamation and environmental costs associated with the Sweetwater Mill will not commence prior to conclusion of mining activities on Green Mountain. As uranium is processed through the Mill, a reclamation reserve will be funded on a per unit of production basis. Up to $8,000,000 (in 1990 dollars) in any reclamation costs which may be incurred prior to commencement of production or 2001 will be paid for by UNOCAL.

     Reclamation obligations of Plateau are covered by a $2,500,000 cash bond with accrued interest of $385,000 at August 31, 1996 to the U.S. Nuclear Regulatory Commission and a $4,800,000 cash deposit plus accrued interest of $559,400 as of August 31, 1996 for the resolution of any environmental or nuclear claims. See Item 1-Business-Uranium.

     Reclamation work on any of the above properties need not be fully completed until a decision is made to abandon the properties, or as otherwise required by regulatory agencies. Reclamation and environmental costs associated with any of these properties are not expected to require Crested funding in fiscal 1996, because such costs are not anticipated to be incurred for many years.

     See Note K to the USE consolidated financial statements regarding reclamation and environmental costs, and the funding thereof.

     Capital Resources: The primary source of USE capital resources for fiscal 1997 will be derived from equity financing for affiliated companies, the resolution of the arbitration/litigation with Nukem and commercial debt. Additionally, USE and Crested will continue to offer for sale various non-core assets such as lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Fees from oil production (Ft. Peck Lustre Field, Montana), rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

     Additional sources of capital will be needed to develop and build the mine and mill complex for the Lincoln Project, for which capital costs SGMC presently is seeking equity financing. There is no certainty as to the outcome of these efforts. Continued funding of such costs could cause USE and Crested to incur short term working capital deficits.

     To fund any Energx drilling beyond the eight wells on the Fort Peck Reservation as well as any other locations, USE and Crested plan to seek a joint venture partner or obtain financing through banking institutions or the equity market.

     Funding of SMP care and maintenance costs may require additional capital, depending on the outcome of the SMP arbitration/litigation. Although management is of the opinion that the SMP arbitration/litigation will be resolved in favor of USE and Crested during fiscal 1997, which will result in funds being available to repay USE and Crested for advances to SMP, this outcome is not assured. In any event, further delays in resolution of the arbitration/litigation are expected, and may cause short term liquidity requirements.

     USE believes available working capital, operating revenues and anticipated financing operations will continue to be adequate to fund working capital requirements. However, with the exceptions of GMMV and Plateau, Crested will require continued support from USE and additional sources of funding to continue the development of and investment in its various mineral ventures, as stated above.

     Although USE and Crested currently are not in production on any mineral properties, development work continues on several of their major investments. USE and Crested are not using hazardous substances and known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, USE and Crested do not have properties which require current remediation. USE and Crested are not aware of any claims for personal injury or property damages that need to be accrued or funded.

     USE received a notification of tax deficiency from the Internal Revenue Service for fiscal years ended May 31, 1989, 1990 and 1991. USE filed a response to the proposed deficiency, and has requested an administrative appeal of the initial examiner's deficiency finding. After several appeals hearings, USE received a preliminary indication that a major portion of the findings has been resolved in favor of USE. No written confirmation has been received as of the date of filing. USE is confident the matters will be resolved favorably at the administrative appeals level.

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

     Revenues increased by $5,031,600 to $9,632,200 for the year ended May 31, 1996. This increase was primarily due to increases of $3,116,700 in mineral sales and option (primarily as a result of U3O8 deliveries made to two of the utilities who have contracts with
SMP) and $2,491,100 in construction contract revenues. Due to the litigation/arbitration between USE, Crested and Nukem/CRIC, virtually all SMP deliveries have been in dispute. Certain deliveries are made 100% by either partner, while others are delivered on agreed to percentages. USE and Crested have turned over all profits they have made during fiscal 1996 on these deliveries to SMP. Due to the difficulties between USE, Crested and Nukem/CRIC, no deliveries were made by Crested or USE during the year ended May 31, 1995. Increased revenues from construction contracts is as a result of Four Nines gold securing larger contracts than it had been able to obtain in prior years.

     The gain in mineral sales and construction contract revenues during fiscal 1996 was offset by a reduction of $930,200 in gain on sale of assets revenue. This decrease was a result of large gains recognized on the sale of real estate in Colorado in fiscal 1995. No comparable sales took place during fiscal 1996. The only sale of real estate during fiscal 1996 was the sale of USE's and Crested's mobile home park on which a gain of $252,600 was recognized.

     Expenses from mineral operations and minerals sold increased by $1,918,000 to $3,572,300. This increase is directly as a result of the cost of U3O8 sold during fiscal 1996 as no U3O8 was sold during fiscal 1995 due to disputes between the SMP partners relating to contract deliveries. This increase was offset by a reduction of mineral operation expense associated with mining properties.

     General and administrative costs and expenses increased by $664,100 to $2,524,700 primarily as a result of costs associated with the SMP arbitration/litigation and increased mineral and construction activities. The increased costs are related to amounts paid to lawyers, expert witnesses and the Arbitrators. Construction costs and expenses increased $2,039,500 to $3,077,800 during fiscal 1996. This increase is as a result of increased construction operations and the size of contracts performed. Commercial operations expenses increased $304,700 during fiscal 1996 over fiscal 1995. This increase is related to increased commercial operations, primarily Ticaboo. During fiscal 1996, Energx abandoned $328,700 in shallow natural gas leases, due to continued depressed prices for natural gas.

     As a result of selling 100% of the common stock of Brunton, the Company has reflected the operations of Brunton as discontinued in the accompanying financial statements. Revenues for the discontinued operations for the years ended May 31, 1996, 1995 and 1994 were $2,870,800, $4,553,500 and $4,118,800, respectively. The
Company recognized a gain on the disposal of Brunton of $2,295,700 net of income taxes approximately $50,000.

     Equity losses in affiliates have been recorded using the equity method. Please refer to Notes A and E to the consolidated financial statements. After accounting for equity losses of $418,500 and $442,300 for fiscal 1996 and 1995, respectively, operations resulted in a gain of $270,700, $0.04 per share; and a loss of $2,070,600, $0.42 per share, for the fiscal years ended May 31, 1996 and 1995, respectively.

Fiscal 1995 Compared To Fiscal 1994

     The revenues decreased in fiscal 1995 to $4,600,600 (compared to $8,776,300 in fiscal 1994), and total costs and expenses declined in fiscal 1995 to $7,178,300 (compared to $12,364,200 in fiscal 1994). This resulted in a reduction in the net loss by $1,300,200 to a loss of $2,070,600 in fiscal 1995 from a loss of $3,370,800 in fiscal 1994. The improvement in operations can be attributed to two major events, the sale of property and the consolidation of Brunton's statement of operations, which has been restated as discontinued operations. Brunton was acquired in May of 1994 and sold in February 1996.

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

     There were no mineral sales in fiscal 1995, as a result of the SMP arbitration, to compare with the $3,732,500 in revenues from the sale of U3O8 in fiscal 1994. However, this had no significant effect on the net operating losses because of the corresponding reduction in the cost of sales. During fiscal 1994, USE and Crested made all or a portion (50 percent) of certain of the uranium deliveries required under the SMP contracts. However, during fiscal 1995, USE and Crested have not been allowed to make such deliveries, due to disputes with the other SMP partners; under agreements reached on an interim basis pending resolution of the SMP dispute, all deliveries have been made by Nukem. Once the arbitration proceedings are concluded, deliveries will be made in accordance with the decision of the arbitration panel.

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

     Molybdenum and Oil. Changes in prices of molybdenum and petroleum are not expected to materially affect USE with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant and sustained increase in the price of molybdenum would be required for the development Mt. Emmons properties by Cyprus Amax.

ITEM 8.   Financial Statements.

     Financial statements meeting the requirements of Regulation S-X for the Registrant and its affiliate USECC, follow immediately.
Financial statements of GMMV are included as schedules and immediately follow the index at Item 14(a)(2).

            Report of Independent Public Accountants


To the Board of Directors and Shareholders of U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. (the "Company") (a Wyoming corporation) and affiliates as of May 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and affiliates as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Denver, Colorado,
August 16, 1996.

                    U.S. ENERGY CORP. AND AFFILIATES
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                       May 31,
                                             ---------------------------
                                                1996            1995
                                                ----            ----
CURRENT ASSETS:
   Cash and cash equivalents                 $   992,600    $   360,600
   Accounts and notes receivable (Note C):
     Trade, net of allowance of $27,800
       and $51,000 for doubtful accounts         570,900        709,700
     Related parties                             281,800        231,600
   Inventory                                     118,700         86,100
   Current portion of long-term
     notes receivable (Notes C, F and L )        438,700         74,400
   Assets held for resale and other              509,700         86,100
   Net current assets of discontinued
     operations (Note L)                          --          1,841,600
                                             -----------    -----------
     TOTAL CURRENT ASSETS                      2,912,400      3,390,100


INVESTMENTS AND ADVANCES  (Notes E and F):
   Affiliates                                  3,658,500      3,244,600
   Restricted investments                      8,200,800      7,757,400
                                             -----------    -----------
                                              11,859,300     11,002,000

PROPERTIES AND EQUIPMENT
   (Notes B, C, D and F):
   Land and mobile home park                     939,000      2,771,900
   Buildings and improvements                  6,243,100      5,889,800
   Aircraft and other equipment                6,650,100      6,104,000
   Developed oil properties,
     full cost method                          1,769,800      1,769,800
   Undeveloped gas properties                    135,400        422,000
   Mineral properties and mine
     development costs                        10,956,900     10,121,700
                                             -----------    -----------
                                              26,694,300     27,079,200
   Less accumulated depreciation,
     depletion and amortization               (9,047,900)    (9,659,400)
                                             -----------    -----------
                                              17,646,400     17,419,800
                                             -----------    -----------

(Continued)





       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    U.S. ENERGY CORP. AND AFFILIATES
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

(Continued)

                                                       May 31,
                                             ---------------------------
                                                1996            1995
                                                ----            ----
OTHER ASSETS:
   Accounts and notes receivable:
     Real estate sales and other
       (Notes F and L)                         1,648,900        937,700
     Employees (Note C)                          532,400        505,100
   Deposits and other                            193,900        129,800
                                             -----------    -----------
                                               2,375,200      1,572,600
                                             -----------    -----------
                                             $34,793,300    $33,384,500
                                             -----------    -----------
                                             -----------    -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       May 31,
                                             ---------------------------
                                                1996            1995
                                                ----            ----

CURRENT LIABILITIES:
   Accounts payable and accrued expenses     $ 1,292,300    $ 2,067,000
   Lines of credit (Note G)                      499,000      1,140,000
   Current portion of long-term
     debt (Note G)                               239,900        161,200
                                             -----------    -----------
     TOTAL CURRENT LIABILITIES                 2,031,200      3,368,200

LONG-TERM DEBT (Note G)                          444,300        277,500

RECLAMATION LIABILITY (Notes F and K)          3,978,800      3,951,800

OTHER ACCRUED LIABILITIES (Note F)            10,414,300     10,818,700

DEFERRED TAX LIABILITY (Note H)                  183,300        183,300

NET NONCURRENT LIABILITIES OF
   DISCONTINUED OPERATIONS (Note L)             --              538,300

(Continued)



       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    U.S. ENERGY CORP. AND AFFILIATES
                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY

(Continued)

                                                       May 31,
                                             ---------------------------
                                                1996            1995
                                                ----            ----

COMMITMENTS AND CONTINGENCIES (Note K)

MINORITY INTERESTS                             1,637,900        708,200

FORFEITABLE COMMON STOCK,
   $.01 par value; issued 195,520
     and 187,820, shares, respectively,
     forfeitable until earned (Note J)         1,486,500      1,370,100

SHAREHOLDERS' EQUITY (Note J):
   Preferred stock, $.01 par value;
     authorized, 100,000 shares;
     none issued or outstanding                  --            --
   Common stock, $.01 par value;
     authorized, 20,000,000 shares;
     issued 6,324,306 and 5,262,794
     shares, respectively                         63,100         52,500
   Additional paid-in capital                 20,775,700     18,629,000
   Accumulated deficit                        (3,052,400)    (3,256,400)
   Treasury stock at cost,
     769,943 shares                           (2,242,400)    (2,242,400)
   Unallocated ESOP contribution                (927,000)    (1,014,300)
                                             -----------    -----------
                                              14,617,000     12,168,400
                                             -----------    -----------
                                             $34,793,300    $33,384,500
                                             -----------    -----------
                                             -----------    -----------















       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       U.S. ENERGY CORP. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended May 31,
                                     -----------------------------------------
                                         1996           1995          1994
                                         ----           ----          ----
REVENUES:
  Mineral sales and option
    (Note E)                         $ 3,116,700    $   --         $ 3,732,500
  Construction contract revenues       3,794,500       1,303,400     2,606,400
  Commercial operations                1,439,100       1,177,600     1,165,100
  Oil sales                              210,100         194,500       183,700
  Gain on sales of assets
    (Notes D and F)                      352,200       1,282,400        52,800
  Gain from restructuring mineral
    properties agreements (Note F)      --                85,500       626,800
  Interest                               619,400         469,900       328,700
  Management fees and other
    (Note C)                             100,200          87,300        80,300
                                    ------------    ------------   -----------
                                      9,632,200        4,600,600     8,776,300
                                    ------------    ------------   -----------

COSTS AND EXPENSES:
  Cost of minerals sold                2,766,700         --          3,895,400
  Mineral operations                     805,600       1,654,300     1,129,000
  Construction costs                   3,077,800       1,038,300     2,288,900
  Commercial operations                2,374,800       2,070,100     1,989,400
  Oil production                          73,000          78,100        89,800
  General and administrative           2,524,700       1,860,600     2,696,800
  Gas operations                        --               206,600       157,800
  Abandonment of mining claims           328,700         --            --
  Loss on sale of investments           --                90,000       --
  Interest                               205,000         180,300       117,100
                                    ------------    ------------   -----------

                                      12,156,300       7,178,300    12,364,200
                                    ------------    ------------   -----------

LOSS  BEFORE MINORITY INTEREST
  IN LOSS, EQUITY IN LOSS OF
  AFFILIATES AND INCOME TAXES         (2,524,100)     (2,577,700)   (3,587,900)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES              608,700         653,200       874,800

EQUITY IN LOSS OF AFFILIATES            (418,500)       (442,300)     (531,200)
                                    ------------    ------------   -----------

(Continued)


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (continued)

                                                  Year Ended May 31,
                                     -----------------------------------------
                                         1996            1995          1994
                                         ----            ----          ----

LOSS BEFORE INCOME TAXES              (2,333,900)     (2,366,800)   (3,244,300)

INCOME TAXES (Note H)                    --              --            --
                                     -----------     -----------   -----------
LOSS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE
  AND DISCONTINUED OPERATIONS         (2,333,900)     (2,366,800)   (3,244,300)

CUMULATIVE EFFECT AT JUNE 1, 1993
  OF INCOME TAX ACCOUNTING CHANGE
  (Notes B and H)                        --              --           (267,000)

DISCONTINUED OPERATIONS:
  Income from discontinued
    operations, net of income
    taxes of $0                          308,900         296,200       140,500
  Gain on disposal of
    subsidiary operations in
    discontinued segment, net
    of income taxes of $50,000         2,295,700         --            --
                                     -----------    ------------   -----------
NET INCOME (LOSS)                    $   270,700    $ (2,070,600)  $(3,370,800)
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
INCOME (LOSS) PER SHARE AMOUNTS:
  Loss before cumulative
    effect of accounting change
    and discontinued operations      $      (.38)   $       (.48)  $      (.73)
  Cumulative effect at
    June 1, 1993 of income tax
    accounting change                    --              --               (.06)
  Income from discontinued
    operations                               .05             .06           .03
  Gain on disposal of
    subsidiary operating
    in discontinued segment                  .37         --             --
                                     -----------    ------------   -----------
NET INCOME (LOSS) PER SHARE          $       .04    $       (.42)  $      (.76)
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
WEIGHTED AVERAGE
  SHARES OUTSTANDING                   6,218,184       4,977,050     4,431,469
                                    ------------    ------------   -----------
                                    ------------    ------------   -----------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                 U.S. ENERGY CORP. AND AFFILIATES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                              (Accumulated)
                                                 Additional     Deficit)                              Unallocated         Total
                             Common Stock          Paid-In      Retained        Treasury Stock           ESOP         Shareholders'
                          Shares      Amount       Capital      Earnings     Shares       Amount      Contribution      Equity
                          ------      ------      ---------   ------------   ------       ------      ------------   ------------
Balance, May 31, 1993     4,257,288  $ 42,500  $ 15,050,900   $ 2,185,000   435,301   $(1,200,900)   $ (1,014,300)    $ 15,063,200

Funding of ESOP              46,332       400       184,900        --          --          --             --               185,300
Issuance of common
 stock to affiliate
 in lieu of payment
 of loan                    100,000     1,000       299,000        --          --          --              --              300,000
Issuance of common
 stock to purchase
 an affiliate               276,470     2,800     1,197,100        --          --          --              --            1,199,900
Issuance of common
 stock to third
 party for services
 rendered                     7,000       100        26,900        --          --          --              --               27,000
Issuance of common
 stock to an employee
 for services
 rendered                     1,000      --           4,300        --          --          --              --                4,300
Issuance of common
 stock                        5,000      --          21,700        --          --          --              --               21,700
Common stock owned by
 Brunton                       --        --           --           --       150,000      (437,500)         --             (437,500)
Common stock owned by
 Crested Corp.                 --        --           --           --       127,975      (434,000)         --             (434,000)
Net loss                       --        --           --       (3,370,800)     --          --              --           (3,370,800)
                          ---------  --------  ------------   -----------   -------   -----------    ------------     ------------
Balance, May 31, 1994     4,693,090  $ 46,800  $ 16,784,800   $(1,185,800)  713,276   $(2,072,400)   $ (1,014,300)    $ 12,559,100
                          ---------  --------  ------------   -----------   -------   -----------    ------------     ------------


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

                                                 U.S. ENERGY CORP. AND AFFILIATES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (continued)

                                                              (Accumulated)
                                                Additional      Deficit)                              Unallocated          Total
                              Common Stock       Paid-In        Retained        Treasury Stock           ESOP          Shareholders'
                           Shares      Amount    Capital        Earnings     Shares       Amount      Contribution        Equity
                           ------      ------   ---------     ------------   ------       ------      ------------     ------------
Balance May 31, 1994      4,693,090  $ 46,800  $16,784,800    $(1,185,800)  713,276    $(2,072,400)   $ (1,014,300)    $ 12,559,100

Funding of ESOP              37,204       400      199,600           --       --             --              --             200,000
Issuance of common
 stock through private
 placement (Note J)         400,000     4,000    1,196,000           --      56,667       (170,000)          --           1,030,000
Issuance of common stock
 to third party for
 services rendered            5,000      --         23,100           --       --             --              --              23,100
Issuance of common stock
 for exercised option       107,500     1,100      345,700           --       --             --              --             346,800
Issuance of common stock
 to buyout third party
 in property venture         20,000       200       79,800           --       --             --              --              80,000
Net loss                      --         --           --       (2,070,600)    --             --              --          (2,070,600)
                          ---------  --------  ------------   -----------   -------    -----------    ------------     ------------

Balance May 31, 1995      5,262,794  $ 52,500  $18,629,000    $(3,256,400)  769,943    $(2,242,400)   $ (1,014,300)    $ 12,168,400
                          ---------  --------  ------------   -----------   -------    -----------    ------------     ------------












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

                                                 U.S. ENERGY CORP. AND AFFILIATES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            (continued)

                                                              (Accumulated)
                                                 Additional     Deficit)                              Unallocated         Total
                             Common Stock          Paid-In      Retained        Treasury Stock           ESOP         Shareholders'
                          Shares      Amount       Capital      Earnings     Shares       Amount      Contribution       Equity
                          ------      ------      ---------   ------------   ------       ------      ------------    ------------
Balance May 31, 1995     5,262,794   $ 52,500  $18,629,000   $(3,256,400)  769,943   $(2,242,400)   $ (1,014,300)    $ 12,168,400

Funding of ESOP             --            --       --              --         --         --               87,300           87,300
Issuance of common
 stock through private
 placement                 812,432      8,100    2,834,100         --         --         --              --             2,842,200
Issuance of additional
 common shares in
 connection
 with prior year
 private placement         133,336      1,300      65,400        (66,700)     --         --              --                --
Cancellation of common
 stock issued for
 services rendered          (5,000)       --       (23,100)        --         --         --              --               (23,100)
Issuance of common
 stock to employees
 for a bonus                32,901        300      180,600         --         --         --              --               180,900
Issuance of common stock
 for exercised warrants     81,243        800      389,100         --         --         --              --               389,900
Fair value of warrants
 issued above exercise
 price                      --            --        41,700         --         --         --              --                41,700
Issuance of common stock
 for exercised option        6,600        100       41,400         --         --         --              --                41,500
Dilution of investment
 in subsidiary              --            --    (1,382,500)        --         --         --              --            (1,382,500)
Net income (loss)           --            --       --            270,700      --         --              --               270,700
                         ---------   --------  -----------   -----------   -------   -----------    ------------     ------------
Balance, May 31, 1996    6,324,306   $ 63,100  $20,775,700   $(3,052,400)  769,943   $(2,242,400)   $   (927,000)    $ 14,617,000
                         ---------   --------  -----------   -----------   -------   -----------    ------------     ------------

Shareholders' Equity at May 31, 1996 does not include 195,520 shares currently issued but forfeitable if certain conditions are not met by the recipients. However, both the "Outstanding Shares at September 9, 1996" on the cover page and the "Weighted Average Shares Outstanding" on the Consolidated Statement of Operations include the forfeitable shares.
These two line items also include the 717,026 shares of common stock held by a majority-owned subsidiary, which, in consolidation, are treated as treasury shares.

                                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended May 31,
                                     ------------------------------------------
                                         1996           1995          1994
                                         ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                  $   270,700    $ (2,070,600)  $(3,370,800)
  Adjustments to reconcile
    net income (loss) to net cash
    used in operating activities:
      Minority interest in loss of
        consolidated subsidiaries       (608,700)       (653,200)     (874,800)
      Income from discontinued
        operations                      (308,900)       (296,200)     (140,500)
      Depreciation, depletion
        and amortization                 788,500         724,700       720,200
      Abandoned mining claims            328,700           --             --
      Gain from restructuring
      mineral property agreements          --              --         (500,000)
      Equity in loss from affiliates     418,500         442,300       531,200
      Gain on sale of assets            (352,200)     (1,282,400)      (52,800)
      Loss on sale of marketable
        equity securities                  --             90,000          --
      Gain on sale of subsidiary      (2,295,700)          --             --
      Non-cash proceeds from sale
        of subsidiary                    607,900           --             --
      Common stock issued
        to fund ESOP                      87,300         200,000       185,300
      Non-cash compensation              339,100          69,500        75,900
      Common stock exchanged
        for services                     (23,100)         23,100        34,300
      Other                             (455,600)       (219,000)     (149,900)
      Net changes in:
        Accounts receivable               88,600        (415,700)      468,700
        Inventory                        (32,600)        (35,700)       (9,100)
        Other assets                    (487,700)        (60,300)       (4,000)
        Accounts payable and
         accrued expenses               (774,700)      1,557,700      (573,700)
        Reclamation and other
         liabilities                    (377,400)       (412,600)     (415,400)
        Deferred tax liability                          (117,500)      267,000
                                     -----------    ------------   -----------
NET CASH USED IN OPERATING
  ACTIVITIES                          (2,787,300)     (2,455,900)   (3,808,400)
                                     -----------    ------------   -----------


(Continued)






          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)

                                                  Year Ended May 31,
                                     ------------------------------------------
                                         1996           1995          1994
                                         ----           ----          ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in purchase
    of subsidiaries                     --               --          6,900,000
  Development of mining properties      (763,000)       (455,100)     (796,300)
  Development of gas properties          (42,100)       (218,200)     (207,900)
  Proceeds from sale of subsidiary     3,300,000          --          --
  Proceeds from sale of
    property and equipment             1,212,900         854,300       149,700
  Proceeds from sale of investments      --              199,300       --
  Purchases of property
    and equipment                     (1,387,300)       (124,200)     (855,800)
  Changes in notes receivable         (1,102,800)         91,800        73,700
  Investments in affiliates             (676,500)       (627,500)     (760,500)
                                     -----------    ------------   -----------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                   541,200        (279,600)    4,502,900
                                     -----------    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance
    of common stock                    3,273,600       1,376,800       --
  Proceeds from long-term debt         4,212,800         626,400       368,400
  Net proceeds from lines of credit     (641,000)      1,140,000       --
  Repayments of long-term debt        (3,967,300)       (935,300)     (654,300)
                                     -----------    ------------   -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                 2,878,100       2,207,900      (285,900)
                                     -----------    ------------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   $   632,000    $   (527,600)  $   408,600

CASH AND CASH EQUIVALENTS,
  Beginning of year                      360,600         888,200       479,600
                                     -----------    ------------   -----------
CASH AND CASH EQUIVALENTS,
  End of year                        $   992,600    $    360,600   $   888,200
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
SUPPLEMENTAL DISCLOSURES:

  Interest paid                      $   205,000    $    160,200   $   114,200
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
  Income taxes paid                  $   --         $  --          $   --
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
(Continued)



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)

                                                  Year Ended May 31,
                                     ------------------------------------------
                                         1996           1995          1994
                                         ----           ----          ----

Non-cash investing and financing activities:

  Notes received for sale of assets  $ 1,000,000    $  1,550,000   $   --
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
  Issuance of common stock to
    acquire affiliate                $   --         $     80,000   $ 1,199,900
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
  Release of forfeitable
    common stock bonus
    to third party                   $   --         $   --         $    18,000
                                     -----------    ------------   -----------
                                     -----------    ------------  -----------
  Change in valuation of
    reclamation liability            $   --         $    --        $  (243,800)
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
  Conversion of SRRI receivable
    to investment upon SRRI
    loan default                     $   --         $    --        $ 1,857,800
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
  Undeveloped mining properties
    contributed to the Green
    Mountain Mining Venture          $   --         $    --        $   243,800
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------
  Acquisition of USE common
    stock in exchange
    for shareholder notes
    receivable                       $   --         $    --        $   445,300
                                     -----------    ------------   -----------
                                     -----------    ------------   -----------

  Significant assets acquired and liabilities assumed in 1994 acquisition of subsidiaries:

         Reclamation liability             $ 2,500,000
         Other accrued liabilities          11,700,000
         Restricted investments             (7,300,000)
         Other                                 293,500
                                           -----------
         Net cash acquired in
            purchase of subsidiaries       $ 7,193,500
                                           -----------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994


A.   BUSINESS ORGANIZATION AND OPERATIONS:

     U.S. Energy Corp. (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral properties, mining and marketing of minerals. Principal mineral interests are in uranium, gold, and molybdenum. The Company also holds various real and personal properties used in commercial operations and engages in the exploration, development and production of petroleum and methane gas. Most of these activities are conducted through the joint venture discussed below and in Note D. The Company, through its previously wholly-owned subsidiary, The Brunton Company ("Brunton"), which was sold during February 1996 and treated as a discontinued operation (see Notes C and L), also engaged in the manufacturing and/or marketing of compasses and the distribution of outdoor recreational products, including knives and binoculars. In addition, through its majority owned subsidiary, Four Nines Gold, Inc. ("FNG"), the Company engages in projects such as the construction of municipal sewage systems, irrigation projects and other civil engineering matters.

     The Company and its 52%-owned subsidiary, Crested Corp. ("Crested") (see Note F) are engaged in two ventures to develop certain uranium properties, one with Kennecott Uranium Company ("Kennecott") known as Green Mountain Mining Venture ("GMMV"), formed on June 1, 1990, and the second, a partnership with Nukem, Inc. ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"), known as Sheep Mountain Partners ("SMP"). During fiscal 1991, the Company and Crested also formed USECC Gold Limited Liability Company ("USECC Gold"), and with Seine River Resources Inc. ("SRRI") established the Sutter Gold Venture ("SGV") to develop certain gold properties located in California. The remaining interest of SRRI was acquired by the Company and Crested during fiscal 1994 (see Note F). During fiscal 1995, the SGV was terminated, USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company, and agreed to exchange their interests in USECC Gold for common stock of Sutter Gold Mining Company (hereafter, "SGMC").

     During fiscal 1994, the Company acquired 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in Southeastern Utah. Currently the mill is nonoperating but being maintained. See a further discussion of the acquisition details in Note F.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

Liquidity and Operating Losses

     As a result of the SMP litigation/arbitration (see Note K) and the significant amount of standby/maintenance, permitting and development costs being incurred on the Company's mineral properties, none of which are in production, the Company has incurred significant losses from continuing operations during each of the last three years. During the past few years the Company has relied primarily on the sale of its common stock through private placements and the exercise of common stock warrants/options, borrowings on its lines of credit and term loans and the sale of its subsidiary, Brunton, to funds its losses and cash needs. The Company has working capital of $881,200 as of May 31, 1996, but will require substantial additional cash to continue to fund the development of its mineral properties until they can be put into production. The Company anticipates obtaining the necessary funds primarily from the Arbitration Panel's award in connection with the settlement of the SMP litigation (see Note K). However, if the Arbitration Panel's award is delayed or reduced additional sources of funding will be required which may not be available to the Company. The Company also believes it can slow its development activities such that available cash, operating revenues, bank borrowings and equity financing will be adequate to fund working capital requirements for fiscal 1997.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements of USE and affiliates include the accounts of the Company, the accounts of its majority-owned subsidiaries: Plateau Resources Ltd ("Plateau") (100%), Energx, Ltd ("Energx") (90%), FNG (50.9%), SGMC (74%), Crested (52%) and the USECC Joint Venture ("USECC"), a joint venture through which USE and Crested conduct the bulk of their operations. USECC is owned equally by the Company and Crested. USECC owns the buildings and other equipment (see Note D) used by the Company and has invested in SMP (see Notes E and F). The accounts of Brunton have been reflected as discontinued operations for all periods presented since Brunton was sold in February 1996.

     Investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method (Note E).
Investments of less than 20% in companies are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

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

Inventories

     Inventories consist primarily of aviation fuel, associated aircraft parts, mining supplies, purchased uranium, gold ore stockpile and modular homes held for resale. Retail inventories are stated using the average cost method of accounting for inventories. Other inventory is stated at the lower of cost or market.

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

                 U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

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

     Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The provisions of SFAS No. 121 require the Company to evaluate the carrying value of its long-lived assets whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is required to be adopted by the Company in fiscal 1997. The Company has not yet determined the impact the adoption of SFAS No. 121 will have on the financial position or results of operations of the Company.

Revenue Recognition

     Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

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

     As a result of adopting SFAS No. 109, the Company recognized a cumulative provision for change in accounting principle of $267,000 or $(0.06) per common share as of the beginning of fiscal year 1994. The provision is included under the caption "cumulative effect at June 1, 1993 of income tax accounting change" in the accompanying Consolidated Statements of Operations.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.

Management's Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996.

C.   RELATED-PARTY TRANSACTIONS:

     The Company and Crested provide management and administrative services for affiliates under the terms of various management agreements. The Company provides all employee services required by Crested. In exchange, Crested is obligated to the Company for its share of the costs for providing such employees. Revenues from services by the Company to unconsolidated affiliates were $92,900, $87,300 and $80,300 in fiscal 1996, 1995 and 1994, respectively.

     At May 31, 1996, the Company's President and immediate family were indebted to the Company in the amount of $673,000 of which $650,400 is represented by notes secured by 170,500 shares of the Company's common stock. As of May 31, 1995, the President and his immediate family were indebted to the Company in the amount of $609,000.

     On August 19, 1994, the Company sold a house in Riverton, Wyoming, to Harold F. Herron, Vice President of the Company for an amount equal to a current independent appraisal. At the same time the Company loaned to Mr. Herron the sum of $112,170 secured by 30,000 shares of the Company's common stock for a period of five years. This amount is included in the $673,000 and $609,000 discussed above.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     In November 1992, the Company entered into a sale/leaseback agreement as the lessee, and sold certain machinery and equipment to Brunton. This machinery and equipment was being leased from Brunton on a month to month basis for $6,800. The Company had deferred a gain of $249,800 on this sale as of May 31, 1995. In 1996, the affiliate was sold (see Note L) and USE repurchased the same equipment from Brunton. The deferred gain offset the purchase price of the assets.

     On June 14, 1995, USECC signed a six year option to acquire a 7,200 square foot hangar at the Riverton Regional Airport, for $110,000, from Arrowstar Investments, Inc. ("Arrowstar"), an entity which is owned by the Company's President and his family. In 1996, the option was amended and the Company purchased the hangar for $75,000.

D.   USECC JOINT VENTURE:

     USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation, office space and certain aircraft; holds interests in various mineral properties and ventures including SMP and GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses allocated directly to each venturer. The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. In addition, through April 1996 USECC operated Wind River Estates ("Wind River"), a 100 unit mobile home park. During 1996, USECC sold Wind River (which had a net book value of approximately $512,700) to Arrowstar. USECC recognized a gain of $252,600 on the sale of Wind River, which is reflected as a gain on sale of assets in the accompanying statements of operations. USECC received consideration of $765,300 for Wind River. The $765,300 was comprised of the following:

          Cash                               $  500,000
          Note receivable                        56,000
          Debt forgiven                          47,900
          50% interest in First-N-Last LLC      161,400
                                             $  765,300

     The debt forgiven was an amount due to Arrowstar from USECC for the hangar at the Riverton Regional Airport discussed above. First-N-Last LLC owns and operates a convenience store near Lake Powell in Utah. Subsequently, USECC then transferred its acquired 50% ownership in First-N-Last LLC to Plateau, which reduced USE's payable to Plateau.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

E.   INVESTMENTS AND ADVANCES:

     The Company's restricted investments secure various decommissioning costs, reclamation and holding costs. Investments are comprised of debt securities issued by the U. S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 1996, the cost of debt securities was a reasonable approximation of fair market value.

     The Company's investment in and advances to affiliates are as follows:

                                        Carrying Value at May 31,
                        Consolidated    -------------------------
                          Ownership        1996          1995
                        ------------       -----         -----
Equity Method:
  GMMV                      50.0%       $  724,800     $  724,800
  Ruby Mining Company       26.7%           35,900         38,200
  SMP (Note F)              50.0%        2,897,800      2,481,600
                                        ----------     ----------
                                        $3,658,500     $3,244,600
                                        ----------     ----------
                                        ----------     ----------

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     Equity income (loss) from investments accounted for by the equity method are as follows:
                                   Year Ended May 31,
                         -----------------------------------------
                           1996           1995           1994
                           ----           ----           ----
SMP (Note F)            $ (416,200)    $ (439,200)    $ (514,800)
Ruby Mining Company         (2,300)        (3,100)       (16,400)
GMMV (Note F)               --             --             --
                        ----------     ----------     ----------
                        $ (418,500)    $ (442,300)    $ (531,200)
                        ----------     ----------     ----------
                        ----------     ----------     ----------

     There are currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K. Because of the litigation and arbitration, the Company and Crested have provided funding to SMP in the amount of $5,354,000 for standby mine care and maintenance, the rental of certain mining equipment and administrative costs as of May 31, 1996, including $832,400 in fiscal 1996. These advances are included in the above investment account net of the Company's equity share of SMP's expenses. The Company and Crested consider the $5,354,000 to be a receivable from SMP. Whether or not the $5,354,000 of advances are recovered will depend on the outcome of the litigation and arbitration with Nukem and its wholly-owned subsidiary CRIC as further discussed in Note K.

     SMP has entered into various market related and base price escalated uranium sales contracts with certain utilities which require delivery of an estimated 250,000 to 970,000 pounds of uranium annually from 1997 through 2000. These contracts also allow for the quantities to be substantially increased by the utilities. Until the disputes between the SMP partners are resolved, the Company and Crested are arranging for the purchase and delivery of their portion of the contracts or are allowing Nukem and CRIC to make the entire delivery. The deliveries will be satisfied by purchases in the spot market, existing purchase contracts, uranium inventories or by producing from SMP properties. Production will not be commenced, however, until uranium prices rise substantially. Most market related sales contracts can be settled through spot market purchases. All base price sales contracts exceed the spot market price as of May 31, 1996.
Revenues from such uranium sales of $2,766,700 and $3,732,500 have been included in the accompanying consolidated statements of operations for the years ended May 31, 1996 and 1994, respectively, which would normally have been sales of SMP. The sales in fiscal 1996 were all to the same customer. The sales in 1994 were to two

                 U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

customers. All sales contracts were filled by Nukem in 1995, and as a result, no revenues from uranium sales were recognized during 1995. The cash from uranium sales is accumulating in SMP's bank accounts which as of May 31, 1996 amounted to $19,336,300.

     GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott is committed to fund 100% of the first $50,000,000 of development and operating costs of the Joint Venture. The Company's investment in GMMV of $724,800 in the accompanying balance sheets is substantially lower than its underlying equity in GMMV.

     Condensed combined statements of operations of the Company's equity investees include GMMV, SMP and Ruby Mining Company.

      CONDENSED COMBINED BALANCE SHEETS -  EQUITY INVESTEES

                                            May 31,
                              ------------------------------------
                                  1996                  1995
                                  ----                  ----
Current assets                $ 19,525,200           $  8,408,500
Non-current assets              49,901,000             49,211,100
                              $ 69,426,200           $ 57,619,600

Current liabilities           $  8,160,800           $  7,312,700
Other long-term debt            41,270,800             30,782,900
Excess in assets                19,994,600             19,524,000
                              ------------           ------------
                              $ 69,426,200           $ 57,619,600
                              ------------           ------------
                              ------------           ------------

 CONDENSED COMBINED STATEMENTS OF OPERATIONS - EQUITY INVESTEES

                                   Year Ended May 31,
                    ---------------------------------------------
                       1996               1995           1994
                       ----               ----           ----
Revenues            $ 1,143,500      $    368,300    $   451,700
Less costs and
  expenses           (1,825,400)       (1,402,400)    (3,473,600)
                    -----------      ------------    -----------
Net loss            $  (681,900)     $ (1,034,100)   $(3,021,900)
                    -----------      ------------    -----------
                    -----------      ------------    -----------

               U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

F.   MINERAL CLAIMS TRANSACTIONS AND MINING PROPERTIES:

GMMV

     During fiscal 1990, the Company and Crested entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. The purchase price was $15,000,000 and a commitment to fund the first $50 million of development and operating costs. Before they were contributed to GMMV, the Green Mountain Properties were owned by the Company, with a portion owned by USECC.

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

     GMMV has incurred $16,435,800 in the development and operations of the above uranium mineral properties through May 31, 1996. This was funded by Kennecott out of the $50 million funding commitment. As previously mentioned, the Company's carrying value of its investment in GMMV is $724,800 at May 31, 1996, which is substantially lower than its equity basis in GMMV. Reclamation obligations of GMMV are discussed in Note K. Development of the properties continues in anticipation of future uranium price increases.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

SMP

     During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. SMP agreed to deposit up to $.50 per pound of U3O8 as it is produced from the properties for reclamation obligations. Certain disputes have arisen among USECC, CRIC and its parent Nukem, Inc. over the formation and operation of SMP. These disputes have been in litigation/arbitration for the past five years. Certain preliminary decisions were reached during 1996 which have gone to the court for approval. See Notes E and K for a description of the investment and a discussion of the related arbitration/litigation.

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

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     In addition, AMAX pays the Company and Crested an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). AMAX is entitled to a credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $-0-, $85,500 and $126,800 of revenue from the advance royalty payments in fiscal 1996, 1995 and 1994, respectively.

     Effective November 1993, AMAX, Inc. was acquired by Cyprus Minerals Corporation, hereafter Cyprus Amax. USE and Crested held an option to purchase certain real estate located in Gunnison owned by Cyprus Amax. During fiscal 1995 USE and Crested reached an agreement with Cyprus Amax whereby USE and Crested would forego six quarters of advance royalties as payment of the option's exercise price. USE and Crested received no advance royalties during 1996 as a result of this agreement. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

     The first option (exercised by Pangolin in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in a three year nonrecourse promissory note, of which $35,600 and $137,900 was paid during fiscal 1996 and 1995, respectively. As of May 31, 1996, this note had an outstanding principal balance of $451,800. 19.25 acres have been deeded to Pangolin; the remaining acreage secures the note, and will be released to the buyer against principal payments on the note as development (mixed commercial and residential) advances. The remaining note bears interest at 7.5% per annum and matures in January 1998.

     The second option covers 472.5 acres of ranch land northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). The Company did not receive the $35,000 payment as schedule but is negotiating receipt of it and expects to collect it in the near future. These notes bear interest at rates of 7.5% and 12% and mature in May and June 1998. At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secure the notes, and will be released for principal payments in the course of development. The sale was accounted for

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

as an installment sale and thus the gain on sale was deferred to be recorded as payments on the notes are received by the Company. The carrying amount of the notes receivable discussed above approximates market value due to the conditions and terms of the receivables.

Sutter Gold Mining Company

     Sutter Gold Mining Company ("SGMC") was formerly a joint venture between USE and SRRI formed to acquire, hold and develop mineral leases and mining claims in Amador County, California (the "Lincoln Project"). On December 14, 1990, Crested purchased one-ninth of USE's beneficial interest in the SGV Properties hereinafter fully described, for $500,000 and the commitment to fund one-ninth of the future costs and liabilities. USE and Crested formed USECC Gold Limited Liability Company ("USECC Gold") which became the joint venturer with SRRI on the Lincoln Project. USECC Gold was owned 88.89% by USE and 11.11% by Crested. SGMC was established to conduct operations on mining leases and to produce gold from the Lincoln Project.

     USE (i) funded $4,500,000 of the $5,000,000 purchase price of SGMC's properties; (ii) agreed to initially fund SRRI's share of holding and development costs totaling $500,000; and (iii) agreed to provide its share of the holding costs and assessments of SGMC. SRRI, the second venture partner, through a subsidiary, funded $500,000 of the property purchase price, and agreed to pay $2,000,000 to USE to equalize the investments so that USE and SRRI would each initially hold 50% interests in SGMC. USE was to recover the $500,000 of predecessor holding costs and SGMC's initial development costs paid by them, out of SGMC's initial cash flows.

     SRRI issued a $2,000,000 note to USE, bearing interest at 10% per annum. The note provided that $500,000 of principal and accrued interest was due April 12, 1991, and the balance of $1,500,000 with interest was due October 12, 1991. In February 1991, USE and Crested formed USECC Gold and transferred their respective interests in the Lincoln Project to USECC Gold. When the installments on the $2,000,000 note to USE were not paid when due, the interests of USECC Gold and SRRI in SGMC were adjusted to equal the percentage of the $5,000,000 purchase price of SGMC's properties that each of them provided. On July 16, 1991, the 50% interest of SRRI in SGMC was reduced to 40%, with a corresponding increase in the USECC Gold interest to 60%. On October 12, 1991, SRRI's interest was further reduced to 10% and USECC Gold's interest increased to 90%. On May 23, 1994, SRRI released its

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

remaining 10% interest and issued 400,000 shares of SRRI common stock to USE in exchange for the release of all SRRI's liabilities relating to SGMC and USECC Gold. Accordingly, SRRI's capital investment of $257,900 and all liabilities of SGMC to USE and its affiliates on behalf of SRRI totaling $1,550,600 were transferred to USECC Gold's capital investment. In addition, SGMC released SRRI of its obligation to SGMC totaling $1,970,500, which includes accrued but unrecorded interest of approximately $579,800.

     On August 5, 1994, USE, Crested and SGMC entered into an agreement whereby USE and Crested each conveyed their eight-ninths and one-ninth interest, respectively, in USECC Gold in exchange for common shares of SGMC. USE and Crested ultimately received 6,964,531 and 870,469 shares of SGMC's common stock, respectively, for their eight-ninth and one-ninth interest, respectively in USECC Gold.

     SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has yet to generate any significant revenue and has no assurance of future revenue. During fiscal 1992, SGMC shipped a bulk sample of gold ore mined during development operations to an independent mill to determine mill availability and assay information.
Approximately 1,400 ounces of gold was recovered and sold. The related mining costs were recognized. All acquisition and other mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing a partner to assist in the financing of its mineral development and ultimate production. In the interim SGMC will continue to require capital contributions from USE, Crested or other sources of financing to maintain its current activities. SGMC will continue to be considered in the development stage until such time as it generates significant revenue from its principal operations.

     Since inception, the Company and Crested have funded
$7,858,900 in development and holding costs. These costs were funded by the Company and Crested on a eight-ninth/one-ninths basis, respectively.

     During May 1996, SGMC issued 896,364 shares of its common stock at $0.11 per share to certain individuals, including a related party for total proceeds of $98,000. Such shares were authorized to be sold by SGMC in October 1995 to raise funds to pay for the legal and other costs of possible equity financing in the future.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     Subsequent to the above issuance of shares, USE and Crested own 74% and 9%, respectively, of the SGMC. Subsequent to May 31, 1996 and as of August 16, 1996, SGMC has received approximately $291,600 in equity financing which is to be used by SGMC for property holding costs and to further develop the properties.

     On May 14, 1996, SGMC entered into a Letter of Intent with RAF Financial Corporation ("RAF") whereby RAF is to assist SGMC in obtaining additional equity financing through an initial public offering ("IPO"). Under the terms of the IPO Letter of Intent, SGMC and RAF are proposing a public offering of 3 million shares of SGMC common stock at an expected price of between $4.00 and $6.00 per common share and up to 3 million Class A warrants at a price of $0.25 per warrant. The Class A warrants are expected to have an exercise price of approximately $7.00 per share and will be exercisable for 3 years following the IPO. Each purchaser would generally be required to purchase one Class A warrant for every two common shares purchased.

     There can be no assurance that the IPO will be successfully completed.

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

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

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

     Also at closing, $4,800,000 was transferred by Plateau to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters, as disclosed above, and against third-party claims related to a tax benefit transfer agreement between Plateau and the third-party, in the event of a "disqualification event" as provided in such agreement. The $4,800,000 and $2,500,000 are reflected as Restricted Investments. No value has been recorded by the Company for the mill and related operating assets received in the transaction because of their current nonoperating nature and the lack of cash flow from any operations in the foreseeable future. The Company recorded the specified $2,500,000 reclamation liability, an additional liability for $4,800,000 related to an indemnification of other possible claims against Plateau and recorded a liability of $6,900,000 for estimated care and maintenance costs on the mill. Certain care and maintenance costs incurred during the year reduced this liability to $5,614,300 at year end. Together with the $4,800,000 indemnification reserve, these estimated obligations are recorded as Other Accrued Liabilities of $10,414,300 in the accompanying consolidated financial statements as of May 31, 1996.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     On August 25, 1994, Plateau signed a letter of intent with an unrelated third party to sell part interest in Canyon Homesteads, Inc. ("CHI"), a wholly owned subsidiary of Plateau, and to develop the Ticaboo Townsite, in south central Utah and other resort properties near Lake Powell. In fiscal 1995 the purchaser defaulted, and the $100,000 ernest money deposit was recognized as income in fiscal 1995.

     CHI entered into a joint venture, First-N-Last LLC, with Arrowstar to develop on a 50/50 basis, certain properties at the Ticaboo Townsite. As of May 31, 1995, the Company had recorded $112,400 related to Arrowstar's initial funding commitment to the joint venture which is included in accounts receivable trade on the accompanying balance sheet as of May 31, 1995. During 1996, Arrowstar gave its 50% interest in First-N-Last LLC to USECC as part of the consideration for Wind River. USECC then transferred its 50% ownership in First-N-Last LLC to Plateau (see Note D). As of May 31, 1996, Plateau/CHI owns 100% of First-N-Last LLC.

Energx

     During fiscal 1994, USE and Crested formed Energx to engage in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

     During fiscal 1995, Energx sold a 50% interest in the leases on the Fort Peck Indian Reservation for the sum of $200,000 plus $100,000 to be used only for the acquisition and consolidation of additional leases, and for a commitment to drill 8 exploratory wells. Three exploratory wells have been drilled to date and the others are planned for the fall of 1996.

     During 1996, Energx abandoned certain of its leases and as a result wroteoff $328,700 of costs capitalized associated with theses leases. The writeoff is reflected as abandonment of mining claims in the accompanying 1996 statement of operations.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)
G.   DEBT:

Lines of Credit

     USE and Crested have a $1,000,000 line of credit from a commercial bank. The line of credit bears interest at the bank's prime rate plus .5% (10.5% as of May 31, 1996). The weighted average interest rate for 1996 and 1995 for the line of credit was 10.25% and 9.82%, respectively. The line of credit is secured by certain real property and a share of the net proceeds of fees from production from certain oil wells and matures October 9, 1996. As of May 31, 1996 and 1995, $176,000 and $960,000, respectively, was outstanding on this line of credit.

     FNG holds a $400,000 line of credit with a commercial bank. This line of credit accrues interest at 2.0% over the bank's prime rate and expires on February 28, 1997. At May 31, 1996 and 1995, $323,000 and $180,000 were outstanding, respectively. The weighted average rate for 1996 and 1995 for this line of credit was 10.79% and 10.29%, respectively.

Notes Payable

     The components of notes payable as of May 31, 1996 and 1995 are as follows:

                                                   May 31,
                                        -------------------------
                                            1996          1995
                                            ----          -----
Installment note - secured by
   equipment, interest at 8%,
   paid in February 1996                $   --         $  84,600
Installment notes - secured by
   real estate, interest at
   7.9% - 8%, mature 1998 - 2004          252,900        270,500
FNG installment notes - secured
   by FNG equipment, interest
   at 7.5% to 12%
   mature 1997 - 2002                     431,300         57,200
Notes payable - other                       --            26,400
                                        ---------      ---------
                                          684,200        438,700
Less current portion                     (239,900)      (161,200)
                                        ---------      ---------
                                        $ 444,300      $ 277,500
                                        ---------      ---------
                                        ---------      ---------

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     Principal requirements on notes payable for the five years after May 31, 1996 are as follows: 1997 - $239,900; 1998 - $86,100;
1999 - $155,200; 2000 - $68,200; 2001 - $54,800 and thereafter
$80,000.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 1996 and 1995 are as follows:

                                                       May 31,
                                         --------------------------------
                                              1996              1995
                                              ----              ----
Deferred tax assets:
 Deferred compensation                   $     40,100        $     50,400
 Deferred gain on sale of assets              --                  143,900
 Net operating loss carryforwards            7,260,400          6,535,200
 Capital loss carryforwards                    297,100            182,100
 Tax Credits                                   325,100            325,000
 Other                                         106,100             33,000
                                         -------------       ------------
Total deferred tax assets                    8,028,800          7,269,600
                                         -------------       ------------
 Deferred tax liabilities:
 Accelerated depreciation for tax             (597,900)        (1,073,400)
 Development and exploration costs          (2,332,100)        (2,095,700)
                                         -------------       ------------
Total deferred tax liabilities              (2,930,000)        (3,169,100)
                                         -------------       ------------
                                             5,098,800          4,100,500
Valuation allowance                         (5,282,100)        (4,283,800)
                                         -------------       ------------
Net deferred tax liability               $    (183,300)      $   (183,300)
                                         -------------       ------------
                                         -------------       ------------

 The Company has established a valuation allowance of $5,282,100 against deferred tax assets due to the losses incurred by the Company in fiscal 1996, 1995 and 1994. The Company's ability to generate future taxable income to utilize the NOL and capital loss carryforwards is uncertain.

     The income tax provision (benefit) is different from the amounts computed by applying the federal income tax rate to income before taxes. The reasons for these differences are as follows:

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

                                             Year Ended May 31,
                                ------------------------------------------
                                   1996           1995            1994
                                   ----           ----            ----
Expected federal income tax     $(793,500)    $ (804,700)     $(1,103,100)
Utilization of capital
  loss carryforward                 --          (269,900)        --
Net operating losses not
  previously benefitted
  and other                      (204,800)      (569,600)        --
Valuation allowance               998,300      1,644,200        1,103,100
                                ---------     ----------      -----------
  Income tax provision          $   --        $    --         $  --
                                ---------     ----------      -----------
                                ---------     ----------      -----------

     There were no taxes currently payable as of May 31, 1996, 1995 or 1994 related to continuing operations.

     At May 31, 1996, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $21,354,000 which will expire from 1997 to 2011 and investment tax credit carryforwards of $325,000 which, if not used, will expire from 1997 to 2002. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

     The Internal Revenue Service has audited the Company's and affiliates' tax returns through fiscal 1986, and their income tax liabilities are settled through that year. The IRS has recently audited the Company's and affiliates', which includes USECC, fiscal years 1989, 1990 and 1991 tax returns. The Company has received a deficiency letter for the years 1989 through 1991. The Company has submitted a written appeal to protest the findings of the examining agent. Hearings have been held with the appeals officer assigned to the case and all major issues have been verbally resolved in favor of the Company. Management believes the Company will prevail on the significant issues in dispute, and therefore, that significant liabilities will not result from the findings.

     The years ended May 31, 1993 and 1994 are currently being audited by the IRS. No significant issues have come up during the 1993 and 1994 audits. The audit is not completed so issues may arise.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

I.   SEGMENTS AND MAJOR CUSTOMERS:

     The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding development and sale of mineral bearing properties although the Company has no producing mines. Other reportable industry segments included commercial operations, primarily real estate activities and operation of an airport fixed base operation, and construction operations. The following is information related to these industry segments:

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)


                                         Year Ended May 31, 1996
                          -----------------------------------------------------
                                         Commercial  Construction
                           Minerals      Operations   Operations   Consolidated
                           --------      ----------  ------------  ------------
Revenues                  $ 3,116,700   $1,439,100    $3,794,500   $ 8,350,300
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Interest and
  other revenues                                                     1,281,900
                                                                   -----------
  Total Revenues                                                   $ 9,632,200
                                                                   -----------
                                                                   -----------
Operating profit (loss)   $  (455,600)  $ (935,700)   $  716,700   $  (674,600)
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Interest and other
  revenues                                                           1,281,900
General corporate and
  other expenses                                                    (2,522,700)
Equity in loss of
  affiliates                                                          (418,500)
Loss before income                                                 -----------
  taxes discontinued
  operations and
  extraordinary item                                               $(2,333,900)
                                                                   -----------
                                                                   -----------
Identifiable assets
  at May 31, 1996         $19,724,700   $6,196,800    $  705,500   $26,627,000
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Investments in affiliates                                            3,658,500
Corporate assets                                                     4,507,800
  Total assets                                                     -----------
    at May 31, 1996                                                $34,793,300
                                                                   -----------
Capital expenditures      $   835,200   $  372,000    $  903,100
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Depreciation, depletion
  and amortization        $  --         $  569,000    $  219,500
                          -----------    ---------    ----------
                          -----------    ---------    ----------

                           U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1996, 1995 AND 1994
                                  (continued)

                                         Year Ended May 31, 1995
                         ------------------------------------------------------
                                         Commercial  Construction
                           Minerals      Operations   Operations   Consolidated
                           --------      ----------  ------------  ------------
Revenues                 $    85,500    $1,177,600    $1,303,400   $ 2,566,500
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Interest and other
  revenues                                                           2,034,100
                                                                   -----------
Total Revenues                                                     $ 4,600,600
                                                                   -----------
                                                                   -----------
Operating (loss) profit  $(1,568,800)   $ (892,500)   $  265,100   $(2,196,200)
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Interest and other
  revenues                                                           2,034,100
General corporate
  and other expenses                                                (1,762,400)
Equity in loss of
  affiliates                                                          (442,300)
Loss before income                                                 -----------
  taxes and discontinued
  operations                                                       $(2,366,800)
                                                                   -----------
                                                                   -----------
Identifiable assets
  at May 31, 1995        $ 18,518,300   $9,074,300    $  292,700   $27,885,300
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Investments in affiliates                                            3,244,600
Corporate assets                                                     2,254,600
                                                                   -----------
                                                                   -----------
  Total assets
    at May 31, 1995                                                $33,384,500
                                                                   -----------
                                                                   -----------
Capital expenditures     $    455,100   $   186,400   $   28,100
                          -----------    ---------    ----------
                          -----------    ---------    ----------
Depreciation, depletion
  and amortization       $     --       $   608,200   $  116,500
                          -----------    ---------    ----------
                          -----------    ---------    ----------

                       U.S. ENERGY CORP. AND AFFILIATES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1996, 1995 AND 1994
                                  (continued)

                                         Year Ended May 31, 1994
                          -----------------------------------------------------
                                         Commercial  Construction
                           Minerals      Operations   Operations   Consolidated
                           --------      ----------  ------------  ------------

Revenues                 $4,359,300     $1,165,100   $2,606,400    $ 8,130,800
                         -----------     ---------    ----------
                         -----------     ---------    ----------
Interest and
  other revenues                                                       645,500
                                                                   -----------
  Total Revenues                                                   $ 8,776,300
                                                                   -----------
                                                                   -----------
Operating profit (loss)  $ (665,100)    $ (824,300)  $  317,500    $(1,171,900)
                         -----------     ---------    ----------
                         -----------     ---------    ----------
Interest and
  other revenues                                                       645,500

General corporate
  and other expenses                                                (2,186,700)

Equity in loss of
  affiliates                                                          (531,200)
Loss before income taxes                                           -----------
  and cumulative effect                                            $(3,244,300)
                                                                   -----------
                                                                   -----------
Identifiable assets
  at May 31, 1994        $ 17,745,200   $ 8,898,400  $   371,200   $27,014,800
                         -----------     ---------    ----------
                         -----------     ---------    ----------
Investments in affiliates                                            2,807,900
Corporate assets                                                     3,267,600
                                                                   -----------
  Total assets
    at May 31, 1994                                                $33,090,300
                                                                   -----------
                                                                   -----------
Capital expenditures     $  1,190,700   $   441,600  $    19,800
                         -----------     ---------    ----------
                         -----------     ---------    ----------
Depreciation, depletion
  and amortization       $      --      $   505,600  $   160,200
                         -----------     ---------    ----------
                         -----------     ---------    ----------

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     During fiscal 1994, approximately 14% of mineral revenues were from amortization of principal on the AMAX notes and annual advance royalties of molybdenum from AMAX. During fiscal 1996, approximately 89% of mineral revenues were from the sale of uranium. During fiscal 1994, 86% of mineral revenues were from sales of uranium. There were no uranium sales during fiscal 1995.

     The Company subleases excess office space, contracts aircraft for charter flights and sells aviation fuel. Commercial revenues in the statements of operations consist of mining equipment rentals, office and other real property rentals, charter flights and fuel sales.

J.   SHAREHOLDERS' EQUITY:
     In May 1996 the Board of Directors of U.S. Energy approved an annual incentive compensation arrangement for its CEO and four other officers of U.S. Energy payable in shares of U.S. Energy common stock. The arrangement is subject to approval of the formal 1996 Stock Award Program by the Company's shareholders in late calendar 1996. The shares will be issued annually on or before January 15 of each year, starting January 15, 1997, as long as each officer is employed by USE, provided the Company has been profitable in the preceding fiscal year. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. One-half of the compensation under the 1996 Stock Award Program is the responsibility of Crested. The number of shares awarded each year out of such 67,000 shares aggregate annual limit will be based on earning per share of Common Stock to be determined in the formal plan to be adopted, and in addition will be subject to approval by the shareholders of the Company for each award each year.

     Effective January 9, 1996, the Company entered into a Warrant Purchase Agreement with Shamrock Partners, Ltd. ("Shamrock"). Pursuant to the Agreement, Shamrock received a warrant to purchase 200,000 common shares of the Company's common stock at $5.00 per share in exchange for consultation services to be provided through January 9, 1997. This warrant is exercisable through January 9, 1997. The Company determined the fair value of the warrant to be $100,000 and has recorded expense of approximately $41,700 related to the granting of the warrant through May 31, 1996.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     In March 1995, the Company completed a private placement of 400,000 shares of stock at $3.00 per share. The majority of the proceeds were from employees of the Company. This offering carried terms by which the Company, at its option, would either redeem the common shares sold from each investor, at a cash redemption price of $3.50 per share or issue one additional common share for each three shares originally purchased. Management of the Company issued the additional common shares (133,336 shares) in fiscal 1996. The Company registered all shares issued in connection with this private placement in April 1996.

     In June and July 1995, the Company sold common stock at $4.00 per share (812,432 shares, net proceeds to the Company of $2,842,200). In connection with this private placement, warrants to purchase 81,243 USE common shares at $4.80 per share were issued to the selling agent. These warrants were exercisable through July 25, 2000. All of the warrants were exercised during fiscal 1996 resulting in approximately $390,000 of proceeds to the Company.

     The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, amended in December 1995, reserves 925,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued options to certain of its executive officers, Board members and others. 371,200 non-qualified options were issued at purchase prices ranging from $2.75 per share to $2.90 per share. The options will expire on April 14, 2002 and April 30, 2002. During fiscal 1995, options were exercised for the purchase of 7,500
shares.   An additional 20,000 of these options were exercised
subsequent to May 31, 1996. In fiscal 1996, the Company issued 360,000 options at $4.00 per share to employees who are not officers or directors.

     The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. During fiscal 1996, 1995 and 1994, the Board of Directors of USE contributed 10,089, 37,204 and 46,332, shares to the ESOP at prices of $8.65, $5.38 and $4.00 per share, respectively. The Company is responsible for one-half of these contributions amounting to $43,600, $100,000 and $92,500 in fiscal 1996, 1995 and 1994, respectively. Crested is responsible for the remainder. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market.
These loans, which are secured by pledges of the stock purchased with the loan proceeds, bear interest at the rate of 10% per annum.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying balance sheets. During fiscal 1996, the Company released 10,089 of the shares to fund the 1996 ESOP contribution by $87,300 as reflected in the statement of stockholders' equity.

     The Board of Directors of both the Company and Crested issue shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying balance sheets because such shares are forfeitable to the Company and Crested until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. The amended plan grants a stock-bonus of 20% of the previous plan per year for five years. Crested is responsible for one half of the compensation expense related to these issuances. For the years ended May 31, 1996, 1995 and 1994, the Company had compensation expense of $116,500, $200,000 and 116,700, respectively, resulting from these issuances. A schedule of forfeitable shares for both USE and Crested is set forth in the following table:

   Issue             Number                  Issue       Total
   Date             of Shares   Issuer       Price   Compensation
  -------          ----------   -------     ------   ------------
May 1990             40,300     USE        $  9.75     $392,925
June 1990            66,300     USE          11.00      729,300
November 1990
  (stock dividend)   10,660     USE           N.A.        N.A.
June 1990            25,000     Crested       1.06       26,562
December 1990         7,500     Crested        .50        3,750
January 1993         18,520     USE           3.00       55,560
January 1993          6,500     Crested        .22        1,430
January 1994         18,520     USE           4.00       74,080
January 1994          6,500     Crested        .28        1,828
January 1995         18,520     USE           3.75       69,450
January 1995          6,500     Crested        .19        1,219
January 1996          7,700     USE          15.125     116,462
January 1996          5,000     Crested        .3125      1,562

     No shares were earned out in fiscal 1996 or 1995; however, 5,000 shares of USE stock were earned out and released to a third party in fiscal 1994. Also included in forfeitable common stock are 15,000 shares to directors which are vesting at 20% a year beginning in November 1992, of which 12,000 shares are earned out but not released as of May 31, 1996.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

K.   COMMITMENTS, CONTINGENCIES AND OTHER:

Legal Proceedings

Sheep Mountain Partners (SMP)

     Arbitration Proceeding Concerning SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and Crested. CRIC claimed that the Company and Crested violated the Sheep Mountain Partners ("SMP") partnership agreement by assigning to the Green Mountain Mining Venture (GMMV) the amounts equal to any SMP cash distributions to USECC derived from sales of uranium under SMP supply contracts. CRIC also asserted that by entering into the GMMV agreement, the Company and Crested misappropriated a business opportunity of SMP. CRIC seeks damages and certain equitable remedies from the Company and Crested and seeks to expel the Company and Crested from the SMP Partnership.

     Federal Court Action Concerning SMP. On July 3, 1991, the Company and Crested d/b/a USECC filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC and their affiliates, alleging that Nukem, CRIC and their affiliates fraudulently misrepresented facts and concealed information from the Company and Crested to induce their entry into the agreements forming SMP and seek rescission, damages and other relief. The Company and Crested further alleged that Nukem and CRIC have refused to provide information about transactions by CRIC and its affiliates with SMP, and that the defendants had engaged in various wrongful acts relating to financing and acquisition of uranium for SMP. Nukem and CRIC filed an answer and a variety of counterclaims against the Company and Crested. Certain of Nukem's affiliates (excluding CRIC) were thereafter dismissed from the lawsuit. The
U. S. District Court granted the motion of the Company and Crested to stay the above arbitration initiated by CRIC and also ordered the Company and Crested to amend their complaint. On April 6, 1992, the Company and Crested filed an amended complaint against Nukem and CRIC setting out the alleged fraud with particularity, and Nukem and CRIC filed answers and counterclaims to the amended complaint.

     State Court Action Concerning SMP. On September 16, 1991, USECC filed a civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties in south-central Wyoming. On May 11, 1993, the Denver District Court stayed all proceedings until the U.S. District Court for Colorado case is resolved.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     Summary. The discovery stage in the case filed by the Company and Crested on July 3, 1991 in the U. S. District Court of Colorado against Nukem, CRIC et al has been protracted and vigorously contested by all parties. On November 6, 1993, the remaining parties in that suit, Nukem and CRIC, agreed with the Company and Crested that the majority of the litigation post the formation of SMP on December 21, 1988, would be handled through consensual arbitration with the American Arbitration Association ("AAA"). The agreement to arbitrate was reduced to writing and executed on February 7, 1994. The arbitration hearing commenced on June 27, 1994 before a three member AAA arbitration panel. After 73 hearing days and approximately 15,000 pages of testimony, the parties rested their cases on May 31, 1995. Per order of the Panel, the parties filed their proposed Findings of Fact and Conclusions of Law, Award and a brief of the law on August 7, 1995. Each side submitted responsive proposed findings of fact and conclusions of law, responsive proposed order and award and reply briefs by September 21, 1995.

     The Panel entered its Order and Award on April 18, 1996 but did not dissolve the Partnership. Nukem appealed the Award by filing two motions indicating there was a material miscalculation and a double recovery. The U.S. District Court of Colorado remanded the matter to the Arbitration Panel to consider Nukem's motions. On July 3, 1996, the Panel found there was not double recovery and confirmed the Order and Award, which awarded the Company and Crested $12.2 million and Nukem/CRIC $7.1 million through July 31, 1996. At the filing date of this report, the Federal Court has before it petitions to confirm the Panel's Order and Award filed by the Company and Crested and motions to vacate portions of the Award filed by Nukem/CRIC. The Court has set a hearing on the petitions and objections for September 25, 1996 in Denver, CO. As of May 31, 1996 no accounting treatment has been given to the settlement because of the continued uncertainty of the ultimate resolution of the arbitration/ litigation.

     Illinois Power. Illinois Power Company ("IPC"), one of the utilities with whom SMP has a long-term uranium supply contract, unilaterally sought to terminate the contract on October 28, 1993 and filed suit contemporaneously in the Federal District Court, Danville, Illinois, against the Company, Crested, CRIC, SMP, Nukem Luxembourg GmbH ("NULUX") and the Dresdner Bank, seeking a declaratory judgment that the contract with USECC, which was assigned to SMP and thereafter to NULUX, had been breached by USECC filing a Motion for Appointment of Receiver in the SMP litigation. The Dresdner Bank was dismissed from the case, and the remaining

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

defendants filed answers denying IPC's allegations and filed counterclaims for damages due under the IPC contract. These defendants also filed Motions for Summary Judgment and a hearing was held on the motions on May 27, 1994. On September 1, 1994, the
U. S. District Court for the Central District of Illinois granted the defendants' motions for summary judgment against IPC dismissing IPC's complaint, and further granted those defendant's counterclaims against IPC for breach of contract by IPC. After various negotiating sessions the parties reached agreement in June 1995 to settle the case by entering into an amendment to the original agreement to increase the price per pound of U3O8 delivered to IPC and provide for 3 deliveries totalling 486,443 lbs. U3O8 in 1995, 1996 and 1997. The first delivery of 226,443 lbs. U3O8 was made on June 30, 1995 by Nukem on behalf of SMP. A delivery of 130,000 lbs. U3O8 was made during fiscal 1996 and another delivery of 130,000 lbs. U3O8 is scheduled for 1997. This amendment to the IPC contract and the sharing of the revenues from such deliveries is subject to the Federal Court confirming the decision of the Arbitration Panel.

Parador Mining Company, Inc. ("Parador")

     On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador and H.B. Layne Contractor, Inc. (Layne) as defendants. The complaint primarily concerns extralateral rights associated with two patented mining claims (the "Claims") owned by Parador which were initially leased to a predecessor of BGBI and subsequently, the residuals of that lease were assigned and leased by Parador to USE and Crested. Parador, USE and Crested answered the complaint, filed a counterclaim against the Plaintiff and a cross claim against Layne.
 A bifurcated trial was held on December 11-12, 1995 before the District Court for the Fifth Judicial District for the State of Nevada, County of Nye, at which time the parties presented evidence relative to the issue of extralateral rights. Other claims between the parties were bifurcated by the Court and were not at issue at
the trial.   Parador, USE  and Crested submitted expert testimony
by five renowned geologists opining that a gold lode apexed on Parador's Sunset No. 1 patented lode mining claim, from which apex the lode extended in a continuous downward direction outside the surface boundaries of that claim and under the surface boundaries of a claim owned by an adjacent property owner. No contrary testimony was submitted by the other parties.

     The Trial Court took the matter under advisement at the conclusion of the evidentiary proceedings, and on December 26, 1995, issued a written ruling denying apex rights and extralateral

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

royalties to Parador, USE and Crested. It is the belief of Parador, USE and Crested that the trial court's ruling is erroneous as a matter of law and, consequentially, on February 2, 1996, an appeal was lodged with the Appellate Court asking that Court to reverse the trial court's ruling. No ruling has been issued by that court. Management intends to vigorously pursue the appeal and seek to recover the extralateral rights and royalties allegedly due Parador, USE and Crested. If, however, the final decision of the appellate court is adverse to USE and Crested, an award in a substantial amount could have a significant negative impact on USE and Crested. Management further intends to pursue the remaining claims, which involve breaches of the lease between Parador and the operator, and to defend related claims brought by the operator against Parador, U.S. Energy and Crested before the Trial Court. The Company is expensing all costs related to the Parador litigation.

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

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

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

     As of May 31, 1996, the Company has recorded estimated reclamation obligations, including standby costs, of $14,393,100 as reflected in reclamation and other long-term liabilities in the accompanying financial statements. In addition, the GMMV, in which the Company is a 50% equity investor, has recorded a $23,620,000 liability for future reclamation and closure costs. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

     The Company currently has four mineral properties or investments that account for most of its environmental obligations. The Company is a partner in SMP, a joint venturer of GMMV and an owner of SGMC and Plateau. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

Sheep Mountain Partners ("SMP")

     The Company and Crested agreed to assume the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties, which are part of the SMP venture. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1995 and the balance in the reclamation liability account at May 31, 1996 of $1,451,800 was determined by the Company to be adequate. The obligation will be satisfied over the life of the

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

mining project which is estimated to be at least 20 years. The Company and Crested self bonded this obligation by mortgaging certain of their real estate holdings. A portion of the funds for the reclamation of SMP's properties is expected to be provided by SMP which has agreed to pay up to $.50 per pound of uranium to the Company and Crested for reclamation work, as the uranium is produced from the properties. The final outcome of the arbitration proceedings with Nukem and CRIC could result in changes to these agreements between the parties.

Green Mountain Mining Venture ("GMMV")

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

     During fiscal 1993, GMMV entered into an agreement to acquire the Sweetwater uranium mill and related properties from UNOCAL. GMMV's consideration for the acquisition of the Sweetwater Mill Property was the assumption of all environmental liabilities and reclamation bonding obligations. The environmental obligations of GMMV are guaranteed by Kennecott. However, UNOCAL also agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001 (which liabilities are not due solely to the operations of GMMV), UNOCAL will reimburse GMMV the first $8,000,000 of such expenditures. Any such reimbursement may be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Mill. In any event, until such time as environmental and reclamation undertakings are liquidated against Kennecott Corporation, such costs are not deemed expenditures under Kennecott's $50,000,000 development commitment (although bond costs may be charged against this development commitment).

     The reclamation and environmental liabilities assumed by GMMV concern two categories: (1) cleanup of an inactive open pit mine site near the Mill, including water (heavy metals and other contaminants) and tailings (heavy metals and other dust contaminant abatement and erosion control) associated with the pit, and (2)

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

decontamination and cleanup and disposal of the Mill building and equipment and tailings cells after Mill decommissioning. On June 18, 1996, Kennecott had a letter of credit in the amount of approximately $19,767,000 issued to the Wyoming Department of Environmental Quality for mine pit site matters (exercising EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and by the NRC for decontamination and cleanup of the Mill and Mill tailings cells. An irrevocable letter of credit has been provided by the Morgan Guaranty Trust Company of New York i lieu of a surety bond to cover the reclamation costs for the open pit mine site and the mill. The letter of credit was obtained by Kennecott Uranium Company to cover all reclamation costs related to mining and drilling operations in the State of Wyoming. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

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

     Kennecott will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV, if Kennecott is required to pay Mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

extent there are insufficient funds from the reclamation reserve (to be built up out of GMMV operating revenues). In addition, if and to the extent such liabilities resulted from UNOCAL's Mill operations, and payment of the liabilities was required before February 1, 2001 and before Mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate USE liability for contribution to Mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of Mill cleanup if
a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be built up out of GMMV operating revenues and c) payments are not available from UNOCAL.

Sutter Gold Mining Company ("SGMC")

     SGMC is currently owned 74% by the Company, 9% by Crested and 17% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are in development and costs consist of drilling, permitting, holding costs and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. The Company's policy is to provide reclamation on a unit-of-production basis. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 1996.

Plateau Resources, Limited ("Plateau")

     The environmental obligations acquired with the acquisition of Plateau include all environmental and reclamation obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account with the U.S. Nuclear Regulatory Commission ("NRC") to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In addition, Plateau has recorded additional obligations of $10,414,300 as of May 31, 1996, for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins. The estimated future Shootaring Mill decommissioning and site reclamation costs noted above ,as required by the NRC and the Utah Department of Natural Resources, were determining factors in the consideration paid by the Company.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

Executive Compensation

     The Company and Crested are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

L.   DISCONTINUED OPERATIONS.

     In November 1993, USE and Brunton executed an Agreement and Plan of Share Exchange ("Agreement") which closed in late May 1994. The Agreement provided for the Exchange of 276,470 shares of USE common stock for all 5,529,200 outstanding shares of Brunton's common stock, which were not owned by USE. Brunton was therefore owned 100% by USE as of May 31, 1994. The transaction was accounted for as a purchase.

     In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. USE will also receive $1,000,000 in three annual installments of $333,333 plus interest at a rate of 7% per year beginning February 15, 1997. The current portion of this note receivable is included in current assets and the long-term portion is included in notes receivable-real estate and other in the accompanying balance sheet. In addition, the Company is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The first payment will cover profits from February 1, 1996 through April 30, 1997 and is due no later than July 15, 1997. Each subsequent payment, due July 15 of subsequent years, will cover profits for the most recent year ended April 30.

     Certain items of property owned by Brunton were not subject to the Agreement. These items included various inventory items, mining equipment, real estate not used in operations, 225,556 shares of USE common stock, options to purchase 150,000 shares of USE common stock for $3.50 per share, 160,000 shares of Crested common stock and options to purchase 300,000 shares of Crested common stock for $.40 per share. 100,000 shares of USE common stock and 100,000 shares of Crested common stock were transferred for no consideration to SGMC and the remainder of the USE and Crested stock was transferred to Plateau. One-half of the USE and Crested options were transferred each SGMC and Plateau, respectively.

                U.S. ENERGY CORP. AND AFFILIATES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   MAY 31, 1996, 1995 AND 1994
                           (continued)

     In connection with the Purchase Agreement, the Company paid
Brunton $171,700 for accrued rental on mining equipment and retired $273,000 related to bank debt incurred by Brunton on behalf of USE.

     As a result of selling 100% of the common stock of Brunton, the Company has reflected the operations of Brunton as discontinued in the accompanying financial statements. The net current assets and the net non-current liabilities of the discontinued operations have been presented in one line in the accompanying consolidated balance sheet as of May 31, 1995. Revenues for the discontinued operations for the years ended May 31, 1996, 1995 and 1994 were $2,870,800, $4,553,500 and $4,118,800, respectively. The Company recognized a gain on the disposal of Brunton of $2,295,700 net of income taxes of approximately $50,000.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                            PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1996, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual
Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual
Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual
Meeting of Shareholders.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND
          FORM 8-K
                                                                     Page No.
                                                                     --------
(a) The following financial statements are filed as a part of this Report in Item 8:

(1)  Consolidated Financial Statements

     Registrant and Affiliates

        Report of Independent Public Accountants . . . . . . . . . . . .55

        Consolidated Balance Sheets - May 31, 1996 and 1995. . . . . 56-58

        Consolidated Statements of Operations
        for the Years Ended May 31, 1996, 1995 and 1994  . . . . . . 59-60

        Consolidated Statements of Shareholders'
        Equity for the Years Ended May 31, 1996, 1995 and 1994 . . . 61-63

        Consolidated Statements of Cash Flows
        for the Years Ended May 31, 1996, 1995 and 1994. . . . . . . 64-66

        Notes to Consolidated Financial Statements . . . .  . . . . 67-103

     (ii)  Financials and Schedules of Affiliates

        (a)  Green Mountain Mining Venture

             Report of Independent Public Accountants. . . . . . . . . 112

             Balance Sheet - December 31, 1995 and 1994. . . . . . . . 113

           Statement of Operations for the Period from June 1, 1990
           (Date of Inception) through December 31, 1995 . . . . . . . 114

           Statement of Changes in Partners' Capital
           for the Period from June 1, 1990 (Date of Inception)
           through December 31, 1995 . . . . . . . . . . . . . . . .   115

           Statement of Cash Flows for the Period from June 1, 1990
           (Date of Inception) through December 31, 1995 . . . . . . . 116

           Notes to Financial Statements . . . . . . . . . . . . . 118-123

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

           Balance Sheets - May 31, 1996 and 1995. . . . . . . .*

           Statements of Operations - Years Ended
           May 31, 1996, 1995 and 1994 . . . . . . . . . . . . .*

           Statements of Changes in Partners' Capital -
           Years Ended May 31, 1996, 1995 and 1994 . . . . . . .*

           Statements of Cash Flows - Years Ended
           May 31, 1996, 1995 and 1994 . . . . . . . . . . . . .*

           Notes to the Financial Statements . . . . . . . . . .*

     *To be filed under cover of a Form 10-K/A.

     All other schedules have been omitted because the information is not applicable or because the information is included in the financial statements.

     (3)  Exhibits Required to be Filed.

Exhibit                                                      Sequential
 No.                Title of Exhibit                          Page No.
- -----
3.1       USE Restated Articles of Incorporation                   [4]

3.1(a)    USE Articles of Amendment to Restated Articles of
          Incorporation                                            [2]

3.2       USE Bylaws, as amended through April 22, 1992            [2]

4.1       Warrant to Purchase 200,000 Common Shares of USE        [13]

4.2       USE 1989 Incentive Stock Option Plan,
          as amended through 12/95                                 124

4.3       USE Restricted Stock Bonus Plan,
          as amended through 2/94                                 [13]

4.4       Form of Stock Option Agreement
          Options Issued 1/96                                      134

10.1      USECC Joint Venture Agreement - Amended                  [5]

10.2      Management Agreement with USECC                          [3]

10.4      Contract for Sale of Stock of Brunton to Silva A.B.     [12]

10.5      Assignment and Lease - Parador                           [3]

10.6      Employment Agreement - Daniel P. Svilar                  [4]

10.7      Airport Ground Lease - City of Riverton                  [3]

10.8      Executive Officer Death Benefit Plan                     [4]

10.9      Big Eagle Acquisition Agreement with PMC                 [6]

10.11     Sweetwater Mill Acquisition Agreement                    [3]

10.12     Ft. Peck Agreement - Drilling and Production Services    [3]

10.18     Master Agreement - Mt. Emmons/AMAX                       [8]

10.20     Promissory Notes - ESOP/USE                              [9]

10.21     Self Bond Agreement - Crooks Gap Properties              [5]

10.22     Security Agreement - ESOP Loans                         [10]

10.27     Mineral Properties Agreement Congo Area - PMC            [4]

10.28     Memorandum of Joint Venture Agreement - GMMV             [4]

10.29     Memorandum of Partnership Agreement  - SMP               [5]

10.32     Employee Stock Ownership Plan                            [5]

10.35     Severance Agreement (Form)                               [2]

10.36     1992 Stock Compensation Plan Non
          Employee Directors                                       [2]

10.37     Executive Compensation (John L. Larsen)                  [2]

10.38     Executive Compensation (Non-qualified Options)           [2]

10.39     ESOP and Option Plan Amendments (1992)                   [2]

10.40     Plateau Acquisition - Stock Purchase Agreement
          and Related Exhibits                                     [7]

10.41     Option and Sales Agreements  -
          Gunnison Property Parcel A                               [1]

10.42     Option and Sales Agreements -
          Gunnison Property Parcel B                               [1]

10.43     Option Agreement - USE and Arrowstar -
          Aircraft Hanger                                          [1]

10.44     Amendment to Contract with Arrowstar or Hangar          [13]

10.45     Contract for Sale of Wind River Estates                 [12]

10.46     Contract for sale of Jeffrey City Six-Plex              [12]

10.47     Development Agreement with First N-Last                 [13]

10.48     Operating Agreement with First-N-Last                   [13]

21.1      Subsidiaries of Registrant                               139


[1] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995.

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

[5] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1989.

[6] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-Q for the period ended
       February 28, 1991.

[7] Incorporated by reference from exhibit A to the Registrant's Form 8-K reporting an event of August 11,
       1993.

[8] Incorporated by reference from exhibit 28.1 to the Registrant's Form 8-K reporting an event of October 12,
       1990.

[9] Incorporated by reference from the like-numbered exhibit to a Schedule 13D filed by AMAX on or about August 3, 1987.

[10]   Incorporated by reference from exhibit 2 to Amendment No.
       6 of a Schedule 13D filed by John L. Larsen, reporting an event of May 28, 1991.

[11]   Incorporated by reference from exhibit 3 to Amendment No
       4. of a Schedule 13D filed by John L. Larsen, reporting an event of January 2, 1990.

[12] Incorporated by reference from an exhibit to the Registrant's Post-Effective Amendment No. 1 to Form S-3,
       SEC File No. 333-1967.

[13] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K, reporting an event of February 26, 1996.

(b)  Reports filed on Form 8-K.

     During the fourth quarter of the fiscal year ended on May
31, 1996, the Registrant filed one Form 8-K, reporting an event of April 18, 1996.

(c)  Required exhibits are attached hereto and listed above under
Item 14 (a)(3).

(d) Required financial statement schedules are listed and attached hereto in Item 14(a)(2).

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENERGY CORP. (Registrant)


Date:  September 12, 1996     By:  s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 12, 1996     By:  s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN, Director

Date:  September 12, 1996     By:  s/ Max T. Evans
                                   ------------------------------
                                   MAX T. EVANS, Director

Date:  September 12, 1996     By:  s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON, Director

Date:  September 12, 1996     By:
                                   ------------------------------
                                   DON C. ANDERSON, Director

Date:  September 12, 1996     By:
                                   ------------------------------
                                   DAVID W. BRENMAN, Director

Date:  September 12, 1996     By:  s/ Nick Bebout
                                   ------------------------------
                                   NICK BEBOUT, Director

Date:  September 12, 1996     By:  s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer

                Report of Independent Accountants


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1995 and 1994, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1995, 1994 and 1993, and the period from inception (June 1, 1990) to December 31, 1995. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, and the period from inception (June 1, 1990) to December 31, 1995, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.




Salt Lake City, Utah
April 29, 1996

                  GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

                          BALANCE SHEET
                            --------

                                            As of December 31,
                                         -------------------------
                                           1995          1994
                                           ----          ----
Assets:
 Due from USECC                        $     1,212    $    -
                                       -----------    -----------
 Property and equipment (Note 3):
   Mineral properties and mine
     development costs                  22,443,305     21,887,857
   Buildings                            24,815,009     24,815,009
                                       -----------    -----------
                                        47,258,314     46,702,866
                                       -----------    -----------
     Total assets                      $47,259,526    $46,702,866
                                       -----------    -----------
                                       -----------    -----------
Liabilities and Partners' Capital:

 Due to USECC                          $    -         $    62,386

 Reclamation liabilities (Note 3)       23,620,000     23,620,000
                                       -----------    -----------
     Total liabilities                  23,620,000     23,682,386
                                       -----------    -----------
 Commitments and contingencies
   (Notes 3 and 5)

 Partners' capital:
   Kennecott Uranium Company            11,819,763     11,510,240
   USECC                                11,819,763     11,510,240
                                       -----------    -----------
                                        23,639,526     23,020,480
                                       -----------    -----------
     Total liabilities
       and partners' capital           $47,259,526    $46,702,866
                                       -----------    -----------
                                       -----------    -----------













             The accompanying notes are an integral
               part of these financial statements

                               GREEN MOUNTAIN MINING VENTURE
                        (A Joint Venture in the Development Stage)

                                  STATEMENT OF OPERATIONS



                                                                                Period from
                                                                                 inception
                                        Year ended December 31,               (June 1, 1990)
                             --------------------------------------------     to December 31,
                                1995            1994              1993             1995
                             -----------     ----------        -----------   --------------
Costs and expenses:
 Maintenance and
   holding costs             $ 1,697,234     $ 1,877,528      $ 1,982,005      $ 7,619,016
 Marketing costs                  -               85,676           83,977          247,598
                             -----------     -----------      -----------      -----------

      Net loss               $ 1,697,234     $ 1,963,204      $ 2,065,982      $ 7,866,614
                             -----------     -----------      -----------      -----------
                             -----------     -----------      -----------      -----------















                          The accompanying notes are an integral
                            part of these financial statements

                                    GREEN MOUNTAIN MINING VENTURE
                             (A Joint Venture in the Development Stage)

                          STATEMENT OF CHANGES IN VENTURE PARTNERS' CAPITAL

                                              ---------

                                                                                       Period from
                                                                                        inception
                                               Year ended December 31,                (June 1, 1990)
                                   ----------------------------------------------     to December 31,
                                       1995             1994              1993             1995
                                    -------------    ------------      -----------     ------------

Balance at beginning of period:
 Kennecott Uranium Company         $ 11,510,240     $ 11,348,745      $ 11,049,433      $    -
 USECC                               11,510,240       11,348,745        11,049,433           -

Capital contributions (Note 1):
 Kennecott Uranium Company            1,158,140        1,143,097         1,332,303       15,753,070
 USECC                                1,158,140        1,143,097         1,332,303       15,753,070

Net loss:
 Kennecott Uranium Company            (848,617)         (981,602)       (1,032,991)      (3,933,307)
 USECC                                (848,617)         (981,602)       (1,032,991)      (3,933,307)

Balance at end of period:
 Kennecott Uranium Company           11,819,763       11,510,240        11,348,745       11,819,763
 USECC                               11,819,763       11,510,240        11,348,745       11,819,763











                               The accompanying notes are an integral
                                 part of these financial statements

                                                   GREEN MOUNTAIN MINING VENTURE
                                            (A Joint Venture in the Development Stage)

                                                      STATEMENT OF CASH FLOWS

                                                             ---------
                                                                                                                 Period from
                                                                                                                  inception
                                                                   Year ended December 31,                    (June 1, 1990)
                                                  -----------------------------------------------------        to December 31,
                                                      1995                 1994                 1993                1995
                                                  -------------        ------------          -----------       --------------

Cash flows from operating activities:
   Net loss                                       $  (1,697,234)       $  (1,963,204)       $ (2,065,982)       $  (7,866,614)
   Increase (decrease) in due to and
      due from USECC                                    (47,889)             (34,782)             51,947              (30,724)
                                                  -------------        -------------       -------------         ------------
      Net cash used in operating
       activities                                    (1,745,123)          (1,997,986)         (2,014,035)          (7,897,338)
                                                  -------------        -------------       -------------         ------------
Cash flows from investing activities:
   Cost of buildings, mineral properties
      and mine development                             (555,448)            (283,194)           (666,975)          (7,911,314)
   Increase (decrease) in due to and
      due from USECC                                    (15,709)              (5,014)             16,404               29,512
                                                  -------------        -------------       -------------         ------------
      Net cash used in investing
       activities                                      (571,157)            (288,208)           (650,571)          (7,881,802)
                                                  -------------        -------------       -------------         ------------
Cash flows from financing activities:
   Capital contributions                              2,316,280            2,286,194           2,664,606           15,779,140
                                                  -------------        -------------       -------------         ------------
      Net change in cash and cash
       equivalents                                $     -              $     -              $    -              $     -
                                                  -------------        -------------       -------------         ------------
                                                  -------------        -------------       -------------         ------------
Cash and cash equivalents:
   At beginning of period                         $     -              $     -              $    -              $     -
   At end of period                                     -                    -                   -                    -



                                              The accompanying notes are an integral
                                                part of these financial statements

                                                   GREEN MOUNTAIN MINING VENTURE
                                            (A Joint Venture in the Development Stage)

                                                      STATEMENT OF CASH FLOWS

                                                             --------
                                                                                                                 Period from
                                                                                                                  inception
                                                                   Year ended December 31,                    (June 1, 1990)
                                                  -----------------------------------------------------        to December 31,
                                                      1995                 1994                 1993                1995
                                                  -------------        ------------          -----------       --------------


Supplemental schedule of non-cash
 activities:
   During 1990 and 1992 the Venture
   acquired mineral properties and an
   established uranium processing mill
   in exchange for the assumption of
   reclamation liabilities associated
   with the properties.                                                                                         $  23,620,000

   In 1990 the Venture partners con-
   tributed mineral properties and
   buildings which were recorded at the
   contributing partners' historical cost.                                                                      $ 15,727,000












                                              The accompanying notes are an integral
                                                part of these financial statements

                  GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

                  NOTES TO FINANCIAL STATEMENTS

                            --------



1.    Organization of the Joint Venture:

      Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to develop mining claims and produce uranium from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June 1, 1990, with each partner contributing its portion of the Green Mountain properties. Kennecott acquired its portion of the Green Mountain properties from USECC in 1990 for a cash payment of $15.0 million. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

      Kennecott has agreed to contribute the first $50 million of operating and development expenses pursuant to Management Committee budgets. As of April 29, 1996, the Management Committee has not approved a budget for the year ending December 31, 1996. Kennecott has also agreed to pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

      Through December 31, 1995, Kennecott has contributed $15,779,140 to the Venture for operating and development expenses. During this period, 50% of the capital contributions made by Kennecott have been allocated to USECC. Income or loss and the cash flows from the Venture will be allocated 50% to Kennecott and 50% to USECC. The allocation of the USECC portion of cash flows will be determined by the ownership interests of USE and Crested in the various GMMV properties.

      Effective October 29, 1992, Kennecott replaced USECC as manager of the Venture. Kennecott contracts with USECC to perform work on behalf of the Venture.

      Through December 31, 1995, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. Additional development is required prior to the commencement of commercial production. Such commencement is not expected to occur until the Venture partners have reached agreement that all economic and other conditions justify such commencement.

                        GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS, Continued

                            --------

1.    Organization of the Joint Venture, Continued:

      Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting
      Standards No. 7.

2.    Summary of Significant Accounting Policies:

      Mineral properties contributed to the Venture were recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are capitalized and either charged to operations on the units-of-production method over the estimated reserves to be recovered or charged to operations at the time the property is sold or abandoned. Mine development costs incurred either to expand the capacity of operating mines, develop new ore bodies or develop mine areas substantially in advance of production are capitalized and charged to operations on the units-of-production method over the estimated reserves to be recovered. Mine development costs incurred to maintain production are included in operating costs and expenses. Maintenance and holding costs are expensed as incurred.

      The cost of mining equipment, less estimated salvage value, will be depreciated on the units-of-production method over the estimated reserves to be recovered or on the straight-line method over the estimated life of the equipment, whichever is shorter. The cost of buildings will be depreciated on the straight-line method. Depreciation of mining equipment and buildings will commence when mining operations start. Costs of repairs and maintenance are expensed as incurred. Expenditures that substantially extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, all applicable costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

                  GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS, Continued

                            --------

2.    Summary of Significant Accounting Policies, Continued:

      The Venture evaluates the recoverability of capitalized acquisition and development costs based on the expected undiscounted future net revenues from the related mining properties. An impairment loss will be recorded if the unamortized costs exceed the expected undiscounted future net revenues. The recorded loss will be based on the difference between the unamortized costs and the expected discounted future net revenues from the related mining properties. The Venture believes that uranium prices will reach levels sufficient to justify commencement of commercial production in the future. The Venture also believes the expected undiscounted future net revenues from the Green Mountain properties will be sufficient to allow recoverability of these costs assuming commencement of commercial production.

      The estimated net future costs of dismantling, restoring and reclaiming operating mines which result from future mining operations will be accrued during such operations. The provision will be made using the units of production sold method on the basis proven and probable ore reserves and estimated costs at the balance sheet date. The effect of changes in estimated costs and production will be recognized on a prospective basis.

      No provision has been made for federal, state and local income taxes, credits, or benefits since tax liabilities are the responsibility of the individual partners.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS, Continued

                            --------

3.    Buildings, Mineral Properties and Mine Development Costs:

      USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1995 Kennecott had reimbursed USECC for substantially all development costs incurred.

      Building, mineral property and mine development costs incurred on behalf of each of the Venture partners are as follows:

                                                                Period from
                                                                 inception
                        Year ended December 31,               (June 1, 1990)
                    -----------------------------------       to December 31,
                      1995          1994         1993              1995
                   -----------   ----------   ----------      ---------------
      USECC         $ 511,822    $ 145,712     $ 296,869        $ 5,210,730
      Kennecott        43,626      137,482       370,106          2,700,584
                   ----------   ----------    ----------      --------------
      Total         $ 555,448    $ 283,194     $ 666,975        $ 7,911,314
                   ----------   ----------    ----------      --------------
                   ----------   ----------    ----------      --------------

 In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality ("WDEQ") and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. Provided such costs are incurred before February 1, 2001 and before mill production resumes, the seller is liable for the first $8 million of the reclamation costs at the Sweetwater Mill.

 The Venture properties include state leases which will expire in August 1996 and May 2001. The Venture intends to renew the state leases expiring in August 1996. All fees required to hold the unpatented mining claims have been paid to the state of Wyoming as of December 31, 1995.

                  GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS, Continued

                            --------

      At December 31, 1995 and 1994, costs capitalized as property and equipment are composed of the following:

                                       1995             1994
                                    -----------      -----------
         Acquisition costs         $39,347,000       $39,347,000
         Development costs           7,911,314         7,355,866
                                   -----------       -----------
                                   $47,258,314       $46,702,866
                                   -----------       -----------
                                   -----------       -----------

      Acquisition costs include the partners' initial contribution of mineral properties and buildings recorded at the contributing partners' historical cost of $15,727,000 and mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities totalling $23,620,000.

                  GREEN MOUNTAIN MINING VENTURE
           (A Joint Venture in the Development Stage)

            NOTES TO FINANCIAL STATEMENTS, Continued

                            --------

4.    Subsequent Event:

      On April 24, 1996, the Bureau of Land Management signed the Record of Decision approving the Jackpot Mine Plan of Operations. As of April 29, 1996, the Venture had applied for but not yet received the necessary operating permit for the Jackpot Mine from the WDEQ. Until this permit is granted by the WDEQ, no further construction of mine facilities is allowed, no further underground mine development can occur, and the Jackpot deposit cannot be mined.


5.    Contingencies:

      In June 1994, Kennecott was served with a complaint filed by Nukem Inc. (Nukem) and Cycle Resource Investment Corporation (Cycle). The complaint alleges that when Kennecott entered into the Green Mountain Mining Venture with USE on June 1, 1990, that Kennecott interfered with a Uranium Marketing Agreement between Nukem and USE and the Sheep Mountain Mining Venture (between USE and Cycle). Nukem and Cycle are each seeking damages in excess of $14 million and punitive damages. The proceeding has been stayed pending the conclusion of an arbitration proceeding between Cycle, Nukem and USE addressing issues pertinent to the outcome of the proceeding against Kennecott. The arbitration proceeding was concluded on April 19, 1996; however, the stay has yet to be lifted. Once the stay is lifted, Kennecott intends to vigorously defend this litigation.

      Although the Venture is not a party to the complaint filed by Nukem and Cycle, the ultimate resolution of this contingency could have an impact on the properties held by the Venture.