Form 10-K/A
period 1996-05-31
US ENERGY CORP
filed 1996-09-13
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K/A

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

     Long-Term Debt and Other Obligations: Debt at May 31, 1996 was $1,183,200, including $499,000 on the Company's line of credit of which $738,900 is current, (see Note G to the USE Consolidated
Financial Statements).

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

     (3)  Exhibits Required to be Filed.

Exhibit                                                      Sequential
 No.                Title of Exhibit                          Page No.
- -----
3.1       USE Restated Articles of Incorporation                   [4]

3.1(a)    USE Articles of Amendment to Restated Articles of
          Incorporation                                            [2]

3.2       USE Bylaws, as amended through April 22, 1992            [2]

4.1       Warrant to Purchase 200,000 Common Shares of USE        [13]

4.2       USE 1989 Incentive Stock Option Plan,
          as amended through 12/95                                 124

4.3       USE Restricted Stock Bonus Plan,
          as amended through 2/94                                 [13]

4.4       Form of Stock Option Agreement
          and Schdule, Options Issued 1/96                         134

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

10.22     Security Agreement - ESOP Loans                         [10]

10.27     Mineral Properties Agreement Congo Area - PMC            [4]

10.28     Memorandum of Joint Venture Agreement - GMMV             [4]

10.29     Memorandum of Partnership Agreement  - SMP               [5]

10.32     Employee Stock Ownership Plan                            [5]

10.34     Form of Stock Option Agreement
          and Schedule - 1989 Plan                                 [4]

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
          Gunnison Property Parcel A                               [1]

10.42     Option and Sales Agreements -
          Gunnison Property Parcel B                               [1]

10.43     Option Agreement - USE and Arrowstar -
          Aircraft Hanger                                          [1]

10.44     Amendment to Contract with Arrowstar or Hangar          [13]

10.45     Contract for Sale of Wind River Estates                 [11]

10.46     Contract for sale of Jeffrey City Six-Plex              [11]

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

[8] Incorporated by reference from the like-numbered exhibit to a Schedule 13D filed by AMAX on or about August 3, 1987.

[9]   Incorporated by reference from exhibit 2 to Amendment No.
       6 of a Schedule 13D filed by John L. Larsen, reporting an event of May 28, 1991.

[10]   Incorporated by reference from exhibit 3 to Amendment No
       4. of a Schedule 13D filed by John L. Larsen, reporting an event of January 2, 1990.

[11] Incorporated by reference from an exhibit to the Registrant's Post-Effective Amendment No. 1 to Form S-3,
       SEC File No. 333-1967.

[12] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K, reporting an event of February 26, 1996.

[13] Incorporated by reference from the like-numbered exhibit to Registrant's Form S-1 (SEC File No. 333-6189).

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