Form 10-Q
period 1996-08-31
US ENERGY CORP
filed 1996-10-15
CIK 101594

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number   0-6814

                        U.S. ENERGY CORP.
------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                      83-0205516
----------------------------------------     ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
----------------------------------------     ---------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(307) 856-9271

                         Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X             NO _____

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at October 14, 1996
-----------------------------      -------------------------------
Common stock, $.01 par value              6,744,009 Shares

                        U.S. ENERGY CORP.

                              INDEX

                                                         Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
           August 31, 1996 and May 31, 1996. . . . . . . . .  3-4

         Condensed Consolidated Statements of Operations
             Three Months Ended August 31, 1996 and 1995 . . .  5

         Condensed Consolidated Statements of Cash Flows
             Three Months Ended August 31, 1996 and 1995 . .  6-7


         Notes to Condensed Consolidated
           Financial Statements. . . . . . . . . . . . . . .  8-9

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . 9-11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 12

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 12

           Signatures. . . . . . . . . . . . . . . . . . . . . 13

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                                ASSETS
                                         August 31,         May 31,
                                            1996             1996
                                         -----------      ----------
                                         (Unaudited)      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents             $ 1,504,000      $   992,600
  Accounts receivable
    Trade                                   456,300          570,900
    Related parties                         259,700          281,800
  Inventory                                 106,100          118,700
  Current portion long-term
    notes receivables                       434,700          438,700
  Assets held for resale and other          975,800          509,700
                                        -----------      -----------
      TOTAL CURRENT ASSETS                3,736,600        2,912,400
                                        -----------      -----------
INVESTMENTS AND ADVANCES
  Affiliates                              3,811,700        3,658,500
  Restricted                              8,245,200        8,200,800
                                        -----------      -----------
                                         12,056,900       11,859,300

PROPERTIES AND EQUIPMENT                 26,840,600       26,694,300
  Less accumulated depreciation,
  depletion and amortization             (9,199,700)      (9,047,900)
                                        -----------      -----------
                                         17,640,900       17,646,400

OTHER ASSETS:
  Accounts and notes receivable:
    Real estate and other                 1,559,400        1,648,900
    Affiliates and related parties          713,300          532,400
  Deposits and other                        197,000          193,900
                                        -----------      -----------
                                          2,469,700        2,375,200
                                        -----------      -----------
                                        $ 35,904,100     $34,793,300
                                        ===========      ===========





       See notes to condensed consolidated financial statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                         August 31,         May 31,
                                            1996             1996
                                         ----------       ----------
                                         (Unaudited)      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses                    $ 1,229,300      $ 1,292,300
  Line of credit                            937,000          499,000
  Current portion of long-term debt         260,300          239,900
                                        -----------      -----------
    TOTAL CURRENT LIABILITIES             2,426,600        2,031,200

LONG-TERM DEBT (See Note 4)                 516,900          444,300

RECLAMATION LIABILITY (See Note 5)        3,978,800        3,978,800

OTHER ACCRUED LIABILITIES (See Note 5)   10,263,000       10,414,300

DEFERRED TAX LIABILITY                      183,300          183,300

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                         2,492,000        1,637,900

Common stock, 195,520
  shares forfeitable                      1,486,500        1,486,500

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized, 100,000 shares;
    none issued or outstanding                --               --
  Common stock, $.01 par value;
    authorized, 20,000,000 shares;
    issued, 6,556,909 and 5,262,794          64,000           63,100
  Additional paid-in capital             21,103,400       20,775,700
  Retained earnings (deficit)            (3,441,000)      (3,052,400)
  Treasury stock, 769,943
    shares, at cost                      (2,242,400)      (2,242,400)
  Unallocated ESOP contribution            (927,000)        (927,000)
                                        ------------     -----------
                                         14,557,000       14,617,000
                                        ------------     -----------
                                        $35,904,100      $34,793,300
                                        ===========      ===========


       See notes to condensed consolidated financial statements.

                   U.S. ENERGY CORP. AND AFFILIATES

            Condensed Consolidated Statements of Operations
                              (Unaudited)
                                             Three Months Ended
                                                 August 31,
                                        ---------------------------
                                            1996            1995
REVENUES:                                -----------     -----------
  Mineral sales and option              $    --         $ 2,174,300
  Construction contract revenues            515,900       1,627,100
  Oil sales                                  39,100          41,500
  Commercial revenues                       612,500         471,100
  Gain from restructuring
    mining properties agreements             20,900           --
  Gain on sale of assets                     --              16,600
  Interest                                  127,100          21,900
  Management and other fees                  23,600          32,800
                                        -----------     -----------
                                          1,339,100       4,385,300
                                        -----------     -----------
COSTS AND EXPENSES:
  Costs of mineral sales                     --           1,824,300
  Mineral operations                        162,800          61,600
  Construction costs                        363,200       1,206,400
  Abandoned gas leases                       --             328,700
  General and administrative                415,300         443,400
  Commercial operations                     730,600         538,200
  Oil production                             24,100          17,500
  Interest                                   35,900          60,400
                                        -----------     ------------
                                          1,731,900       4,480,500
                                        -----------     ------------
INCOME (LOSS) BEFORE
  EQUITY INCOME OF AFFILIATE
  AND PROVISION FOR INCOME TAXES           (392,800)        (95,200)

MINORITY INTEREST IN (GAIN)
  LOSS OF CONSOLIDATED SUBSIDIARIES         113,800         (35,600)

EQUITY IN LOSS OF AFFILIATES - NET         (109,600)        (75,600)
                                        -----------     ------------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                         (388,600)       (206,400)
PROVISION FOR INCOME TAXES                   --               --
                                        -----------     ------------
LOSS BEFORE DISCONTINUED OPERATIONS        (388,600)       (206,400)

INCOME FROM DISCONTINUED OPERATIONS          --             184,000
  (Note 6)

NET INCOME (LOSS)                       $  (388,600)    $   (22,400)
                                        ===========     ============
NET INCOME (LOSS)
  PER SHARE (see Note 7)                $      (.06)          *
                                        ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      6,512,670       5,728,784
                                        ===========     ===========

*Less than $.01 per share.

       See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)

                                                  Three Months Ended
                                                      August 31,
                                              --------------------------
                                                  1996           1995
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $  (388,600)   $   (22,400)
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Minority interest in (gain) loss
      of consolidated subsidiaries               (109,600)        35,600
    Income from discontinued operations            --           (184,000)
    Depreciation, depletion
      and amortization                            161,600        198,400
    Abandoned mineral leases                       --            328,700
    Equity in (gain) loss of affiliates           111,300         75,600
    (Gain) loss on sale assets                     --            (16,600)
    Other                                          (3,400)         5,000
  Net changes in components
   of working capital                             (98,100)    (1,484,700)
  Change in deferred income taxes                  --             83,700
                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES            (326,800)      (980,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in note receivable                       (87,300)        14,600
  Change in investments in affiliates             699,200       (217,000)
  Purchase of property and equipment              (30,300)       (94,600)
  Increase in restricted investments              (44,400)        --
  Proceeds from sale of assets                     --             21,300
  Development of gas properties                   (20,300)       (16,900)
  Development of mining properties               (102,200)      (113,800)
                                              -----------    -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            414,700       (406,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options for common stock            328,500      2,842,200
  Payment on long-term debt                      (130,100)    (1,331,900)
  Additions to long-term debt                     225,100         90,300
                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         423,500      1,600,600
                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            511,400        213,500

(Continued)









        See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)

                                                  Three Months Ended
                                                      August 31,
                                              --------------------------
                                                  1996           1995
                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             992,600        360,600
                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $ 1,504,000    $   574,100
                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES:

  Income tax paid                             $    --        $    --
                                              ===========    ===========

  Interest paid                               $    35,900    $    60,400
                                              ===========    ===========







































        See notes to condensed consolidated financial statements.

                U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of August 31, 1996, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 1996 and 1995, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1996, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of August 31, 1996 and May 31, 1996, the results of operations for the three months ended August 31, 1996 and 1995, and the cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read
in conjunction with the Registrant's May 31, 1996 Form 10-K.   The
results of operations for the periods ended August 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%), Sutter Gold Mining Company ("SGMC")(74%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

     4) Debt as of August 31, 1996, consists of a line of credit totaling $576,000; various equipment and other loans totaling $143,700, and debt attributable to consolidated affiliates of $746,100 on Four Nines Gold and $248,400 on SGMC. Certain inter-affiliate loans were eliminated during consolidation.

     5) Accrued reclamation obligations of $3,978,800 are the Registrant's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.
In addition, Plateau has recorded additional obligations of $10,263,200, for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins.

     6) As of February 1, 1996, the Registrant sold 100% of its wholly-owned subsidiary, The Brunton Company, which manufactures and markets outdoor sporting goods. The operations of Brunton have therefore been restated for the three months ended August 31, 1995. Results of operations for that period are reported as income from discontinued operations.

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

Liquidity and Capital Resources

     Working capital increased during the three months ended August 31, 1996, by $428,800 to working capital of $1,310,000. Cash and cash equivalents increased by $511,400 to $1,504,000 during the period ended August 31, 1996. This increase was as a result of financing and investing activities.

     During the quarter ended August 31, 1996, employees of the Registrant and others exercised their options and purchased a total of 90,000 shares of the Registrant's common stock for a total of $328,500. The Registrant also increased long-term debt by $225,000. This increase in long-term debt was offset by the repayment of various portions of other long-term debt. Additionally, as a component of working capital, the Registrant and its subsidiary, Four Nines Gold, Inc. ("FNG"), increased the borrowings on their lines of credit by $400,000 and $38,000, respectively.

     The Registrant's subsidiary Sutter Gold Mining Company ("SGMC") equity financing of $842,370 during the quarter ended August 31, 1996. This activity accounted for the majority of the positive cash flows from investing activities of $414,700 for the quarter. Offsets to this increase were the use of funds for the purchase of equipment of $30,300; an increase in restricted investments of $44,400; development of gas properties of $20,300; development of mining properties of $102,200 and a net change in notes receivable of $87,300.

     The increase in development costs for mining and gas properties is primarily as a result of the Registrant and its subsidiary Crested funding Sheep Mountain Partners ("SMP"), Plateau Resources, Limited ("Plateau") and Energx, Ltd. ("Energx"). As the Registrant and Crested provide various services for the Green Mountain Mining Venture ("GMMV") and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. However, due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991.

     The primary requirements for the Registrant's working capital continue to be the funding of on-going administrative expenses, the mine and mill development and holding costs of SGMC; holding costs of Plateau; development of gas properties of Energx; uranium (U3O8) delivery costs, and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and Crested have been delivering certain of their respective portions of the uranium concentrates (U3O8) required to fill various delivery requirements on long-term U3O8 contracts with domestic utilities. Currently, Nukem/CRIC have made most the SMP deliveries of U3O8.
It is not known how long this arrangement will continue. The capital requirements to fill the Registrant's and Crested's portion of the remaining commitments in fiscal 1997 will depend on the spot market price of uranium and is also dependent on the outcome of the arbitration proceedings involving Nukem/CRIC.

     The primary source of the Registrant's capital resources for the remainder of fiscal 1997, will be: (i) cash on hand; (ii) sale of equity or interests in investment properties; (iii) sale of equipment; (iv) resolution of pending litigations/arbitration;
(v) sale of royalties or interests in mineral properties;
(vi) proceeds from the sale of uranium under the SMP contracts; and
(vii) borrowings from financial institutions. Fees from oil production, rentals of various real estate holdings and equipment, aircraft chartering and the sale of aviation fuel will also provide cash. Additional working capital to that on hand at August 31, 1996, will be required to hold and maintain existing mineral properties, permitting, the construction of a gold processing mill, and mine development of SGMC and the development of Plateau and its associated properties and administration costs. The Registrant and Crested are currently seeking financing for the construction of the gold processing mill and mine development of their subsidiary Sutter Gold Mining Company ("SGMC"). SGMC has received $1,121,640 through equity financing at report date. An additional $12 million in financing is being sought, however, there is no assurance that the funds will be raised.

     The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. See Part II, Item 1 "Legal Proceedings" below.

Results of Operations

Three Months Ended August 31, 1996 Compared to Three Months Ended
August 31, 1995

     Revenues for the period ended August 31, 1996, decreased by $3,046,200 primarily due to reduced mineral sales and option and construction contract revenues.

     Revenues from mineral sales and option for the quarter ended
August 31, 1995 were $2,174,300. There were no similar U3O8 deliveries or option activities for the same period in the current year. Currently, Nukem/CRIC are making all the SMP U3O8 deliveries. No assurance can be given as to how long this will continue.

     Construction operation revenues for the three months ended
August 31, 1996, decreased by $1,111,200 due to the slow down in operations of the Registrant's subsidiary Four Nines Gold, Inc.
("FNG").

     The costs of mineral sales decreased by $1,824,300 from the quarter ended August 31, 1995 as a result of there being no corresponding costs incurred during the same period in fiscal 1996 due to the Registrant not making any SMP U3O8 deliveries during the quarter ended August 31, 1996. Cost and expenses associated with construction operations decreased primarily as a result of a slow down in operations for FNG. The commercial operations, and general and administrative expenses remained relatively constant.

     On February 1, 1996, the Registrant sold its wholly-owned subsidiary, The Brunton Company, to a non-related company. The results of operations for the quarter ended August 31, 1995 have therefore been restated as income from discontinued operations of $184,000. Although there are no similar operations during the quarter ended August 31, 1996, the Registrant will receive 45% of the net before tax income of Brunton for four years after closing on product lines existing as of February 1, 1996. These revenues will be booked during the fourth quarter of each year. Additionally, the Registrant holds a $1,000,000 note as a result of the sale of Brunton which bears interest at 7% per annum. The first payment on this note of $333,333 plus interest is due in the third quarter of fiscal 1997.

     Operations for the three months ended August 31, 1996, resulted in a pre-tax loss of $392,800 before equity in loss of affiliates and minority interest in gain of consolidated subsidiaries of $109,600 and $113,300, respectively as compared to a loss of $95,200 before equity in income of affiliates and minority interest in loss of consolidated subsidiaries and discontinued operations of $75,600, 35,600 and $184,000, respectively during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $388,600 compared to a loss of $22,400 for the comparative period of the previous year.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3)for the fiscal year ended May 31, 1996. Hearings under a consensual arbitration agreement involving the Registrant and Crested d/b/a USECC and Nukem/CRIC over the Sheep Mountain partnership agreement on uranium operations in Wyoming were held during 73 hearing days from June 27, 1994 through May 31, 1995. On April 18, 1996, the Panel awarded USECC a net of approximately $12,200,000 cash and awarded SMP in constructive trust certain long-term uranium purchase rights and profits in contracts which were entered into between Nukem and three CIS Republics. These contracts have significant value to the SMP Partnership.

     USECC then petitioned the U.S. District Court in Colorado for confirmation of the Award and Nukem filed motions to set aside portions of the Award, alleging that significant portions of the Award were erroneous. On May 31, 1996, the District Court remanded the Award to the Panel for consideration of these motions. On July 3, 1996, the Panel entered a new order affirming both the monetary award and placing the CIS contracts in constructive trust with SMP because of Nukem's wrongdoings. Nukem is objecting to and contesting the Panel's Award.

     In addition to the Petition for Confirmation of the Award, USECC has also filed a petition for appointment of a receiver for the SMP partnership and a motion for an order directing distribution of the escrowed proceeds of approximately $19,000,000 in the SMP accounts.

     The Registrant and Crested were advised by the Court on September 25, 1996 that on motion of opposing counsel because of illness in such counsel's immediate family, an order had been entered by the U.S. District Court of Colorado continuing the hearing scheduled for September 25, 1996 to Friday, November 1, 1996 commencing at 8:00 a.m.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Registrant filed two Reports on Form 8-K under Item 5 - Other - Litigation Update, during the quarter ended August 31, 1996, reporting events of May 24, 1996 and July 3, 1996, which were the result of the Arbitration Panel's affirmation of its April 18, 1996 Order and Award.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENERGY CORP.
                                   (Registrant)


Date:  October 14, 1996       By:  s/ John L. Larsen
                                   ------------------------------
                                   JOHN L. LARSEN,
                                   Chief Executive Officer



Date:  October 14, 1996       By:  s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer