Form 10-Q
period 1996-11-30
US ENERGY CORP
filed 1997-01-14
CIK 101594

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended November 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

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

                     YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at January 13, 1997
------------------------------     --------------------------------
 Common stock, $.01 par value              6,714,009 Shares

                        U.S. ENERGY CORP.

                              INDEX

                                                         Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
          November 30, 1996 and May 31, 1996 . . . . . . . . .3-4

          Condensed Consolidated Statements of
          Operations Three and Six Months
          Ended November 30, 1996 and 1995 . . . . . . . . . .5-6

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended November 30, 1996 and 1995. . . . .7-8

          Notes to Condensed Consolidated
          Financial Statements . . . . . . . . . . . . . . . 9-10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . .11-13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . .14-15

ITEM 5.   Other Information. . . . . . . . . . . . . . . . .15-16

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16

          Signatures . . . . . . . . . . . . . . . . . . . . . 17

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                                ASSETS

                                        November 30,        May 31,
                                            1996             1996
                                         -----------      -----------
                                         (Unaudited)      (Unaudited)
CURRENT ASSETS:
  Cash                                  $  4,338,200     $   992,600
  Accounts receivable
    Trade                                   199,900          570,900
    Related parties                         461,300          281,800
  Current portion long-term
    notes receivables                       435,100          438,700
  Inventory                                 143,300          118,700
  Assets held for resale and other        1,076,700          509,700
                                        -----------      -----------
    TOTAL CURRENT ASSETS                  6,654,500        2,912,400
                                        -----------      -----------
INVESTMENTS AND ADVANCES
  Affiliates                              3,812,500        3,658,500
  Restricted                              8,373,600        8,200,800
                                        -----------      -----------
                                         12,186,100       11,859,300

PROPERTIES AND EQUIPMENT                 26,788,700       26,694,300
  Less accumulated depreciation,
  depletion and amortization             (9,318,200)      (9,047,900)
                                        -----------      -----------
                                         17,470,500       17,646,400

OTHER ASSETS
  Notes receivable:
    Real estate and other                 1,558,500        1,648,900
    Affiliates and related parties          717,000          532,400
  Deposits and other                        207,100          193,900
                                        -----------      -----------
                                          2,482,600        2,375,200
                                        -----------      -----------
                                        $38,793,700      $34,793,300
                                        ===========      ===========




       See notes to condensed consolidated financial statements.

                   U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Balance Sheets

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30,        May 31,
                                            1996             1996
                                         ----------       ----------
CURRENT LIABILITIES:                     (Unaudited)      (Unaudited)
  Accounts payable and
    accrued expenses                    $   943,700      $ 1,292,300
  Deferred income (Note 7)                4,207,700           --
  Lines of credit                            --              499,000
  Current portion of long-term debt         447,400          239,900
                                        -----------      -----------
    TOTAL CURRENT LIABILITIES             5,598,800        2,031,200

LONG-TERM DEBT (Note 4)                     364,000          444,300

RECLAMATION LIABILITY (Note 5)            3,978,800        3,978,800

OTHER ACCRUED LIABILITIES (Note 5)       10,043,500       10,414,300

DEFERRED TAX LIABILITY                      183,300          183,300

MINORITY INTERESTS                        2,552,300        1,637,900

FORFEITABLE COMMON STOCK                  1,486,500        1,486,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized, 100,000 shares;
    none issued or outstanding                --               --
  Common stock, $.01 par value;
    authorized, 20,000,000 shares;
    issued, 6,556,406 and 5,262,794          65,500           63,100
  Additional paid-in capital             21,807,600       20,775,700
  Accumulated deficit                    (4,117,200)      (3,052,400)
  Treasury stock, 769,943
    shares, at cost                      (2,242,400)      (2,242,400)
  Unallocated ESOP contribution            (927,000)        (927,000)
                                        -----------      -----------
                                         14,586,500       14,617,000
                                        -----------      -----------
                                        $38,793,700      $34,793,300
                                        ===========      ===========



       See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                             Three Months Ended           Six Months Ended
                                November 30,                  November 30,
                           ------------------------  --------------------------
                              1996          1995         1996          1995
                           ----------   -----------  -----------   ------------
REVENUES:
  Mineral property
   transactions and
    mineral sales          $   27,500   $   --       $    48,400   $ 2,174,300
  Construction contract
    revenues                  261,800    1,190,000       777,700     2,817,100
  Commercial operations       456,300       50,400     1,068,800       521,500
  Oil sales                    23,200       40,500        62,300        82,000
  Gain (loss) on sale
    of assets                 (19,900)      27,600       (19,900)       44,200
  Interest                    159,500      243,800       286,600       265,700
  Management and
    other fees                 44,000      338,500        67,600       371,300
                           ----------   ----------   -----------   -----------
                              952,400    1,890,800     2,291,500     6,276,100
                           ----------   ----------   -----------   -----------
COSTS AND EXPENSES:
  Costs of mineral sales       --           --            --         1,824,300
  Mineral operations          154,100      349,900       316,900       411,500
  Construction costs          201,400      888,900       564,600     2,095,300
  Commercial operations       720,200      530,100     1,450,800     1,068,300
  Oil production               14,600       13,900        38,700        31,400
  General and
    administrative            619,200      563,100     1,034,500     1,006,500
  Abandoned gas leases         --           --            --           328,700
  Interest                     26,300       41,300        62,200       101,700
                           ----------   ----------   -----------   -----------
                            1,735,800    2,387,200     3,467,700     6,867,700
                           ----------   ----------   -----------   -----------

(Continued)










           See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND AFFILIATES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                  (Continued)

                             Three Months Ended           Six Months Ended
                                November 30,                  November 30,
                           ------------------------  --------------------------
                              1996          1995         1996          1995
                           ----------   -----------  -----------   ------------

LOSS BEFORE EQUITY LOSS
  OF AFFILIATES AND
  PROVISION FOR
  INCOME TAXES               (783,400)    (496,400)   (1,176,200)     (591,600)

MINORITY INTEREST IN
  LOSS OF CONSOLIDATED
  SUBSIDIARIES                230,100      102,100       343,900        66,500

EQUITY IN LOSS OF
  AFFILIATES-NET             (122,900)     (90,300)     (232,500)     (165,900)
                           ----------   ----------   -----------   -----------
LOSS BEFORE PROVISION
  FOR INCOME TAXES           (676,200)    (484,600)   (1,064,800)     (691,000)

PROVISION FOR INCOME TAXES     --           --            --            --
                           ----------   ----------   -----------   -----------
INCOME FROM DISCONTINUED
  OPERATIONS (Note 8)          --          134,100        --           318,100
                           ----------   ----------   -----------   -----------

NET LOSS                   $ (676,200)  $ (350,500)  $(1,064,800)  $  (372,900)
                           ==========   ==========   ===========   ===========

NET LOSS PER SHARE         $     (.10)  $     (.06)  $      (.16)  $      (.06)
                           ==========   ==========   ===========   ===========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING               6,654,863    6,343,465     6,654,863     6,034,465
                           ==========   ==========   ===========   ===========









           See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)

                                                   Six Months Ended
                                                     November 30,
                                              --------------------------
                                                  1996           1995
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(1,064,800)   $  (372,900)
  Adjustments to reconcile
  net income to net cash used
  in operating activities:
    Minority interest in (gain) loss
      of consolidated subsidiaries                343,900        (66,500)
    Depreciation, depletion
      and amortization                            327,900        428,700
    Abandoned mineral leases                      --             328,700
    Equity in (gain) loss of affiliates           232,500        165,900
    (Gain) loss on sale assets                     19,900        (28,600)
    Other                                         (13,500)        30,800
  Deferred income from SMP                      4,207,700         --
  Net changes in components
   of working capital                          (1,126,500)    (1,183,100)
                                              -----------    -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          2,927,100       (697,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in notes receivable                      (90,400)        42,800
  Investments in affiliates                       184,000       (326,800)
  Investments in others                          (172,800)      (225,600)
  Development of mining properties               (274,900)      (219,600)
  Development of gas properties                   (28,500)       (23,400)
  Purchase of property and equipment              (55,300)      (809,600)
  Proceeds from sale of assets                    192,000         38,500
                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES            (245,900)    (1,523,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                     400,200      1,648,000
  Payment on long-term debt                      (770,100)    (1,845,300)
  Exercise of stock options                     1,034,300      2,842,200
  Cancellation of stock for services               --            (23,100)
                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         664,400      2,621,800
                                              -----------    -----------
(Continued)


        See notes to condensed consolidated financial statements.

                    U.S. ENERGY CORP. AND AFFILIATES

             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)


                                                   Six Months Ended
                                                     November 30,
                                              ---------------------------
                                                  1996           1995
                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          3,345,600        401,100

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             992,600        551,300
                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $ 4,338,200    $   952,400
                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES:
  Income tax paid                             $    --        $    --
                                              ===========    ===========
  Interest paid                               $    62,200    $   145,000
                                              ===========    ===========



























        See notes to condensed consolidated financial statements.

                U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1996, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1996 and 1995, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1996, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of November 30, 1996 and May 31, 1996, the results of operations for the three and six months ended November 30, 1996 and 1995, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read
in conjunction with the Registrant's May 31, 1996 Form 10-K.   The
results of operations for the periods ended November 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture (USECB) which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%), Sutter Gold Mining Company (SGMC) (89%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

     4) Debt as of November 30, 1996 consists of various equipment and other property loans totaling $169,200 and debt attributable to consolidated affiliates of $244,500 on Sutter and $652,200 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

                U.S. ENERGY CORP. AND AFFILIATES

      Notes to Condensed Consolidated Financial Statements
                           (Continued)

     5) Accrued reclamation obligations of $3,978,800 are the Registrant's reclamation liability at the Crooks Gap Mining District and the Shootaring Uranium Mill. The reclamation work may be performed over several years. In addition, Plateau has recorded additional obligations of $10,043,500 for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins. These obligations are secured by cash bonds and real estate.

     6) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

     7) On November 4, 1996, the U.S. District Court of Colorado confirmed the Order and Award in the Arbitration proceedings with Nukem and its subsidiary CRIC. The Arbitration Panel issued the Order and Award on April 18, 1996 and clarified the Award on July 3, 1996. As a result, USECC received a partial distribution of the funds held in escrow of $4,367,500. A portion of these funds, $159,800 was paid directly to the Registrant for U3O8 it had purchased for a SMP delivery and interest thereon. The balance, $4,207,700, is carried as a deferred income item until final resolution of the SMP arbitration is reached.

     8) In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Registrant received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. USE will also receive $1,000,000 in three annual installments of $333,333 plus interest at a rate of 7% per year beginning February 15, 1997. The current portion of this note receivable is included in current assets and the long-term portion is included in notes receivable-real estate and other in the accompanying balance sheet. In addition, the Registrant is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996.
The first payment will cover profits from February 1, 1996 through April 30, 1997 and is due no later than July 15, 1997. Each subsequent payment, due July 15 of subsequent years, will cover profits for the most recent year ended April 30. For the six months ended November 30, 1995 a total of $318,100 was reclassified on the statement of operations to income from discontinued operations.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          --------------------------------------------------

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.

Liquidity and Capital Resources

     Working capital increased during the six months ended November 30, 1996 by $174,500 to working capital of $1,055,700. Cash and cash equivalents increased by $3,345,600 to $4,338,200 during the period ended November 30, 1996. This increase was as a result of operations and financing activities.

     During the six months ended November 30, 1996, the Registrant issued 232,100 shares of its common stock as options were exercised by various individuals and the Registrant received a total of $1,034,300.

     On November 4, 1996 the U.S. District Court in Denver, CO entered two orders and a judgment confirming the April 18, 1996 Order and Award as clarified on July 3, 1996 by the Arbitration Panel concerning the SMP arbitration. Based on the Court's judgment, the First Interstate Bank of Riverton and Norwest Bank of Denver released $367,475 and $4,000,000, respectively, to USE and Crested. A similar amount was made available to Nukem. To date of this filing, Nukem/CRIC has only withdrawn its share of the escrowed funds from the First Interstate Bank of Riverton. All remaining funds, approximately $15 million, remain in the SMP Norwest Bank escrow account. These funds are in dispute and a decision on their distribution is pending. A hearing on this and other issues has been set by the Court for February 21, 1997. Of the $4,367,475 received by USECC $159,800 was paid to the Registrant for its cost with interest for U3O8 it had purchased for a SMP delivery. The balance of $4,207,700 is carried as a current deferred income item pending final resolution of the SMP arbitration. The Registrant and Crested anticipate that resolution in the next 12 months.

     The Registrant utilized $245,900 in its investing activities during the six months ended November 30, 1996. This was primarily as a result of the Registrant and its subsidiary Crested funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau"), Energx, Ltd. ("Energx") and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991. Additionally, the

Registrant and is affiliates purchased $55,300 of additional equipment during the six months ended November 30, 1996.

     Other changes in working capital were decreases in accounts payable and accrued expenses of $348,600. The Registrant and Crested have a line of credit for $1,000,000 on which the entire amount was available as of November 30, 1996. Four Nines a consolidated affiliate, has $323,600 outstanding on its line of credit.

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

     The primary source of the Registrant's capital resources for the remainder of fiscal 1996, will be (i) cash on hand; (ii) sale of equity or interests in investment properties or affiliated companies; (iii) sale of equipment; (iv) resolution of pending litigation/arbitration; (v) sale of royalties or interests in mineral properties; (vi) proceeds from the sale of uranium under the SMP contracts, (vii) and borrowings from financial institutions. Construction revenues from Four Nines Gold ("FNG"), fees from oil production, rentals of various real estate holdings and equipment, the sale of aviation fuel and the receipt of payments pursuant to the sale of The Brunton Company will also provide cash.

     Additional working capital to that on hand at November
30, 1996, will be required to hold and maintain existing mineral properties, permitting, the construction of a gold processing mill, and mine development of SGMC and the development of Plateau and its associated properties and administration costs. The Registrant and Crested are currently seeking a joint venture partner and/or other means of financing the construction of the SGMC gold processing mill and mine development. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration.

Results of Operations

Three and Six Months Ended November 30, 1996 Compared to Three and Six Months Ended November 30, 1995

     Revenues for the six month period ended November 30, 1996 decreased by $3,984,600 primarily due to reductions in mineral sales, a mineral option and construction contract revenues.

     Revenues from mineral sales and option decreased by $2,125,900 as there were no U3O8 deliveries or option activities during the six months ended November 30, 1996 compared to the same period in the prior year. This decrease in revenues was partially offset by the increase of $48,400 in revenues from royalties from Cyprus/AMAX. During the six months ended November 30, 1995 no royalties were received from Cyprus/AMAX as six quarters of royalties were exchanged for certain real estate.

     Construction contract revenues for the three and six months ended November 30, 1996 decreased by $2,039,400 due to reduced activities on construction contracts by the Registrant's subsidiary Four Nines Gold. It is not known how long this trend will continue.

     Commercial revenues increased by $547,300 for the six month period ended November 30, 1996 compared to the same period in 1995. This increase is due largely to increased operations through the Registrant's subsidiary Plateau Resources Limited at Ticaboo, UT. Increased revenues at Plateau are from motel and related business.

     The costs of mineral sales decreased by $1,824,300 for the six months ended November 30, 1996. There were no costs associated with the sale of U3O8 during the six months ended November 30, 1996. Cost and expenses associated with mineral operations decreased by $94,600 for the six months ended November 30, 1996 compared to the six months ended November 30, 1995 primarily as a result of a decrease in legal costs in connection with the SMP arbitration.
The cost of construction activities decreased by $1,530,700 for the six month period ended November 30, 1996 compared to the same period in 1995 as a result of decreased contract work. General and administrative expenses remand constant. Commercial operations expenses increased by $382,800 due to increased activity at Ticaboo.

     Operations for the six months ended November 30, 1996 resulted in a pre-tax loss of $1,176,200 before equity in loss of affiliates and minority interest in gain of consolidated subsidiaries of $232,500 and $343,900, respectively, as compared to a loss of 591,600 before equity in loss of affiliates and minority interest in loss of consolidated subsidiaries of $165,900 and $66,500, respectively, during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $1,064,800 compared to a loss of $372,900 for the comparative period of the previous year.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
          -------------------
     The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1996 and in Registrant's Form 10-Q (Item 1 of Part II.) for the fiscal quarter ended August 31, 1996. Hearings under a consensual arbitration agreement involving the Registrant and Crested d/b/a USECC and Nukem, Inc. and Cycle Resource Investment Corp. (CRIC) over the Sheep Mountain Partners (SMP) partnership agreement on uranium operations in Wyoming were held before the U.S. District Court of Colorado on November 1, 1996. Defendants Nukem/CRIC had filed various documents including: (1) Objections to Confirmation of the Arbitration Panel's Order and Award; (2) Motion to Modify and/or Vacate Portions of the Order and Award and
(3) Motion to Confirm Portions of the Order and Award. Registrant and Crested filed their Second Corrected Amended Petition for the Confirmation and Correction of the Arbitration Award. On November 4 and 5, 1996, the Court entered two orders and a Judgment in Civil Action No. 91B-1153 granting Registrant's and Crested's Motion to Confirm Portions of the Order and Award consistent with its Order and overruled Nukem/CRIC's Objections to Confirmation of the Order and Award and denied their Motion to Modify and/or Vacate Portions of the Order and Award. The Court granted Nukem/CRIC's Motion to Confirm Portions of the Order and Award to the extent consistent with the Court's Order. The Court also entered a Judgment consistent with the Order and Award of the Arbitration Panel with one exception on the named parties to one claim which is subject of a motion by Registrant and Crested to correct the Order so that the Judgment is consistent with the Arbitration Panel's Order and Award in naming the Parties to one paragraph of the Judgment.

     Thereafter, plaintiffs Registrant and Crested also filed a Motion to Enter a Final Judgment on the Orders entered by the Court on November 4, 1996. In these Orders, the Court confirmed the Registrant's and Crested's Seconded Corrected Amended Petition for Confirmation which included the confirmation of the Arbitration Panel's Award placing the contracts defendant Nukem had entered into with three CIS republics, in constructive trust for the benefit of Sheep Mountain Partners. Plaintiffs are requesting that the Court reduce its Order to a Judgment so that the terms of the Order can be enforced in other jurisdictions. Plaintiffs Registrant and Crested also filed an Amended Motion for an Order Directing Distribution of the Proceeds on Deposit with the Norwest Bank of Denver so that plaintiffs will receive the $12,227,460 as provided in the Judgment entered on November 4, 1996 less $4 million which was distributed to plaintiffs out of the Norwest account leaving a balance owing to USECC of $8,227,460 plus interest accrued since November 5, 1996.

     Defendant's Nukem/CRIC filed motions for Entry of Judgment on the Court's Order of November 4, 1996 and Opposition to plaintiffs' Motion to Enter Final Judgment on Said Order. Defendants contend that the Arbitration Panel's Order and Award do not award Sheep

Mountain Partners the CIS contracts Nukem had entered into in constructive trust. On December 18, 1996, the Court entered an order scheduling a hearing on all remaining pending motions for Friday, February 21, 1997 at 3:30 p.m. in Denver, Colorado.

     On or about December 4, 1996, Defendants Nukem and CRIC filed their Notice of Appeal to the Tenth Circuit Court of Appeals from the November 4, 1996 Order and the November 5, 1996 Judgment of the District Court. The defendants raised the issues of the Arbitration Panel's Order and Award to Sheep Mountain Partners of $31,355,070 plus interest (1/2 to Registrant and Crested) asserting that the District Court committed a reversible error in confirming that portion of the Award. Defendants-Appellants raised further issues claiming among other things that the District Court committed reversible error in not making inquiries to the United States Department of Commerce and not allowing CRIC to expel USECC from the SMP Partnership Agreement. On January 8, 1997 an Order was entered by the Clerk of the Tenth Circuit Court of Appeals Tolling the Briefing on the merits of the Appeal. The Court requested briefs on jurisdictional issues regarding the appealability of Orders of the District Court since motions are still pending before the District Court. The Parties have 21 days from January 8, 1997 to file briefs on those jurisdictional issues.

Item 5.   Other Information
          -------------------

     On November 22, 1996, The Registrant signed a letter of intent with Kennecott Energy and Coal Company (Kennecott") for Registrant and Crested to acquire Kennecott's 50% interest in the Green Mountain Mining Venture (GMMV) through the acquisition of the stock of a Kennecott subsidiary within 18 months. The GMMV was formed in 1990 to explore for and if warranted, to develop the uranium deposits in south central Wyoming. The proposed change in the GMMV would make U.S. Energy Corp. and Crested Corp., dba USECC, 100% owners of the GMMV should Registrant and Crested arrange the necessary consideration to exercise the option.

     Kennecott originally paid USECC $15 million and agreed to spend an additional $50 million for a 50% interest in the Green Mountain properties which were conveyed to the GMMV. To date, Kennecott has spent approximately $17 million on the project in maintaining the GMMV mine and mill properties on a care and maintenance basis; preparing to file an application with the U. S. Nuclear Regulatory Commission (NRC) to change the mill license from standby to production status; obtaining all permits necessary to mine ore from the proposed Jackpot Mine on the world class Green Mountain uranium deposits, and engineering the GMMV mine plan.

     Under the Letter of Intent, Kennecott has agreed to advance up to $20 million to USECC during the next 15 months for the development of the Jackpot Mine and changing the Sweetwater Mill status to operational. The agreement further provides that USECC will acquire Kennecott's 50% interest for $15 million in cash or $30 million in equity. USECC will be required to repay Kennecott in cash or stock at USECC's election for the advance of the additional $20 million investment with interest and will also be required to take over the operating permit and reclamation bonding liabilities at the time the sale is closed.

     Effective upon the execution of the definitive agreements expected in January 1997, USECC will take over full management of the Jackpot Mine and Sweetwater Mill. USECC will be responsible for driving the twin declines into the ore deposit(s), and will work with Kennecott to permit the Mill for operation. Various terms of the definitive agreements are still being negotiated. Nevertheless, mining and construction crews are currently being hired and additional mining equipment is being moved to the Jackpot site to commence driving the double declines. The first production of ore from the Jackpot deposit is planned for calendar year 1997.


Item 6.   Exhibits and Reports on Form 8-K.
          -----------------------------------

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Registrant filed two Reports on Form 8-K during the quarter ended November 30, 1996 under Item 5 - Other Events, reporting events of September 25, 1996, November 1 and 4, 1996 regarding the Sheep Mountain Partners Arbitration Order and Award.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   U.S. ENERGY CORP.
                                   (Registrant)


Date:  January 13, 1997       By:    s/ Max T. Evans
                                   ------------------------------
                                   MAX T. EVANS,
                                   Secretary



Date:  January 13, 1997       By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer