Form 10-Q/A
period 1996-11-30
US ENERGY CORP
filed 1997-02-27
CIK 101594

FORM 10-Q/A
                                 AMENDMENT NO. 1

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

Commission file number  0-6814

                                U.S. ENERGY CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Wyoming                                             83-0205516
--------------------------------------------        ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

877 North 8th West, Riverton, WY                            82501
--------------------------------------------        ---------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (307) 856-9271
                                                    ---------------
                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                U.S. ENERGY CORP.

                                      INDEX

                                                                     Page No.
PART I.        FINANCIAL INFORMATION

ITEM 1. Financial Statements.

        Condensed Consolidated Balance Sheets
        November 30, 1996 and May 31, 1996..................................3-4

        Condensed Consolidated Statements of
        Operations Three and Six Months
        Ended November 30, 1996 and 1995....................................5-6

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended November 30, 1996 and 1995.........................7-8

        Notes to Condensed Consolidated
        Financial Statements...............................................9-10

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................11-14

PART II.       OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................14-15

ITEM 5. Other Information.................................................15-16

ITEM 6. Exhibits and Reports on Form 8-K.....................................16

        Signatures...........................................................17

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                  November 30,         May 31,
                                                      1996             1996
                                                  -----------       -----------
                                                  (Unaudited)       (Unaudited)
CURRENT ASSETS:
   Cash                                          $  4,338,200      $    992,600
   Accounts receivable
      Trade                                           199,900           570,900
      Related parties                                 461,300           281,800
   Current portion long-term
      notes receivables                               435,100           438,700
   Inventory                                          143,300           118,700
   Assets held for resale and other                 1,076,700           509,700
                                                 ------------      ------------
      TOTAL CURRENT ASSETS                          6,654,500         2,912,400
                                                 ------------      ------------
INVESTMENTS AND ADVANCES
   Affiliates                                       3,812,500         3,658,500
   Restricted                                       8,373,600         8,200,800
                                                 ------------      ------------
                                                   12,186,100        11,859,300

PROPERTIES AND EQUIPMENT                           26,788,700        26,694,300
   Less accumulated depreciation,
   depletion and amortization                      (9,318,200)       (9,047,900)
                                                 ------------      ------------
                                                   17,470,500        17,646,400

OTHER ASSETS
   Notes receivable:
      Real estate and other                         1,558,500         1,648,900
      Affiliates and related parties                  717,000           532,400
   Deposits and other                                 207,100           193,900
                                                 ------------      ------------
                                                    2,482,600         2,375,200
                                                 ------------      ------------
                                                 $ 38,793,700      $ 34,793,300
                                                 ============      ============




            See notes to condensed consolidated financial statements.


                        U.S. ENERGY CORP. AND AFFILIATES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 November 30,         May 31,
                                                    1996               1996
                                                 -----------       -----------
CURRENT LIABILITIES:                             (Unaudited)       (Unaudited)
   Accounts payable and
      accrued expenses                           $    943,700      $  1,292,300
   Deferred income (Note 7)                         4,207,700              --
   Lines of credit                                       --             499,000
   Current portion of long-term debt                  447,400           239,900
                                                 ------------      ------------
      TOTAL CURRENT LIABILITIES                     5,598,800         2,031,200

LONG-TERM DEBT (Note 4)                               364,000           444,300

RECLAMATION LIABILITY (Note 5)                      3,978,800         3,978,800

OTHER ACCRUED LIABILITIES (Note 5)                 10,043,500        10,414,300

DEFERRED TAX LIABILITY                                183,300           183,300

MINORITY INTERESTS                                  2,552,300         1,637,900

FORFEITABLE COMMON STOCK                            1,486,500         1,486,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      authorized, 100,000 shares;
      none issued or outstanding                         --                --
   Common stock, $.01 par value;
      authorized, 20,000,000 shares;
      issued, 6,556,406 and 6,324,306                  65,500            63,100
   Additional paid-in capital                      21,807,600        20,775,700
   Accumulated deficit                             (4,117,200)       (3,052,400)
   Treasury stock, 769,943
      shares, at cost                              (2,242,400)       (2,242,400)
   Unallocated ESOP contribution                     (927,000)         (927,000)
                                                 ------------      ------------
                                                   14,586,500        14,617,000
                                                 ------------      ------------
                                                 $ 38,793,700      $ 34,793,300
                                                 ============      ============



            See notes to condensed consolidated financial statements.


                                    U.S. ENERGY CORP. AND AFFILIATES

                            Condensed Consolidated Statements of Operations
                                              (Unaudited)

                                               Three Months Ended                   Six Months Ended
                                                  November 30,                        November 30,
                                       ------------------------------       ------------------------------
                                           1996               1995              1996               1995
                                       -----------         ----------       ------------       -----------
REVENUES:
   Mineral property
    transactions and
      mineral sales                    $    27,500         $     --         $    48,400        $2,174,300
   Construction contract
      revenues                             261,800          1,190,000           777,700         2,817,100
   Commercial operations                   456,300            321,600         1,068,800           760,800
   Oil sales                                23,200             40,500            62,300            82,000
   Gain (loss) on sale
      of assets                            (19,900)            27,600           (19,900)           44,200
   Interest                                159,500            243,800           286,600           265,700
   Management fees
      and other                             44,000             67,300            67,600           132,000
                                       -----------         ----------       -----------        ----------
                                           952,400          1,890,800         2,291,500         6,276,100
                                       -----------         ----------       -----------        ----------
COSTS AND EXPENSES:
   Costs of mineral sales                     --                 --                --           1,824,300
   Mineral operations                      154,100            349,900           316,900           411,500
   Construction costs                      201,400            888,900           564,600         2,095,300
   Commercial operations                   720,200            530,100         1,450,800         1,068,300
   Oil production                           14,600             13,900            38,700            31,400
   General and
      administrative                       619,200            563,100         1,034,500         1,006,500
   Abandoned gas leases                       --                 --                --             328,700
   Interest                                 26,300             41,300            62,200           101,700
                                       -----------         ----------       -----------        ----------
                                         1,735,800          2,387,200         3,467,700         6,867,700
                                       -----------         ----------       -----------        ----------

(Continued)










                       See notes to condensed consolidated financial statements.


                                    U.S. ENERGY CORP. AND AFFILIATES

                            Condensed Consolidated Statements of Operations
                                              (Unaudited)
                                              (Continued)
                                               Three Months Ended                   Six Months Ended
                                                  November 30,                        November 30,
                                       ------------------------------         ------------------------------
                                           1996               1995                1996               1995
                                       -----------         ----------         ------------       -----------
LOSS BEFORE EQUITY LOSS
   OF AFFILIATES AND
   PROVISION FOR
   INCOME TAXES                          (783,400)          (496,400)        (1,176,200)          (591,600)

MINORITY INTEREST IN
   LOSS OF CONSOLIDATED
   SUBSIDIARIES                           230,100            102,100            343,900             66,500

EQUITY IN LOSS OF
   AFFILIATES-NET                        (122,900)           (90,300)          (232,500)          (165,900)
                                       ----------         ----------        -----------        -----------
LOSS BEFORE PROVISION
   FOR INCOME TAXES                      (676,200)          (484,600)        (1,064,800)          (691,000)

PROVISION FOR INCOME TAXES                 --                 --                 --                 --
                                       ----------         ----------        -----------        -----------
INCOME FROM DISCONTINUED
   OPERATIONS (Note 8)                     --                134,100             --                318,100
                                       ----------         ----------        -----------        -----------

NET LOSS                               $ (676,200)        $ (350,500)       $(1,064,800)       $  (372,900)
                                       ==========         ==========        ===========        ===========

NET LOSS PER SHARE                     $     (.10)        $     (.06)       $      (.16)       $      (.06)
                                       ==========         ==========        ===========        ===========
WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                          6,654,863          6,343,465          6,630,099          6,034,465
                                       ==========         ==========        ===========        ===========









                        See notes to condensed consolidated financial statements.


                        U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                            November 30,
                                                   -----------------------------
                                                       1996            1995
                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                        $(1,064,800)     $  (372,900)
   Adjustments to reconcile
   net income to net cash provided by
   (used in) operating activities:
      Minority interest in (gain) loss
         of consolidated subsidiaries                  343,900          (66,500)
      Depreciation, depletion
         and amortization                              327,900          428,700
      Abandoned mineral leases                            --            328,700
      Equity in (gain) loss of affiliates              232,500          165,900
      (Gain) loss on sale assets                        19,900          (28,600)
      Other                                            (13,500)          30,800
   Deferred income from SMP                          4,207,700             --
   Net changes in components
    of working capital                              (1,124,600)      (1,183,100)
                                                   -----------      -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                              2,927,100         (697,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in notes receivable                          (90,400)          42,800
   Investments in affiliates                           184,000         (326,800)
   Investments in others                              (172,800)        (225,600)
   Development of mining properties                   (274,900)        (219,600)
   Development of gas properties                       (28,500)         (23,400)
   Purchase of property and equipment                  (55,300)        (809,600)
   Proceeds from sale of assets                        192,000           38,500
                                                   -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                 (245,900)      (1,523,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                         400,200        1,648,000
   Payment on long-term debt                          (772,000)      (1,845,300)
   Exercise of stock options                         1,034,300        2,842,200
   Cancellation of stock for services                     --            (23,100)
                                                   -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              662,500        2,621,800
                                                   -----------      -----------
(Continued)


            See notes to condensed consolidated financial statements.



                        U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                            November 30,
                                                   -----------------------------
                                                       1996            1995
                                                   ------------     ------------
 NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                  3,345,600          401,100

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 992,600          551,300
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 4,338,200      $   952,400
                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURES:
   Income taxes paid                               $      --        $      --
                                                   ===========      ===========
   Interest paid                                   $    62,200      $   145,000
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

        4) Debt as of November 30, 1996 consists of various equipment and other property loans totaling $89,700 and debt attributable to consolidated affiliates of $244,500 on Sutter and $477,200 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

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

        7) On November 4, 1996, the U.S. District Court of Colorado confirmed the Order and Award in the Arbitration proceedings with Nukem and its subsidiary CRIC. The Arbitration Panel had previously issued the Order and Award on April 18, 1996 and clarified the Award on July 3, 1996. As a result, USECC received a partial distribution of the funds held in escrow of $4,367,500. A portion of these funds, $159,800 was paid directly to the Registrant for U3O8 it had purchased for a SMP delivery and interest thereon. The balance, $4,207,700, is carried as a deferred income item until final resolution of the SMP arbitration is reached.

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

Liquidity and Capital Resources

        Working capital decreased during the six months ended November 30, 1996 by $174,500 to working capital of $1,055,700. Cash and cash equivalents increased by $3,345,600 to $4,338,200 during the period ended November 30, 1996. This increase was as a result of operations, financing activities and the arbitration settlement discussed below.

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

        The Registrant used $245,900 in its investing activities during the six months ended November 30, 1996. This was primarily as a result of the Registrant and its subsidiary Crested funding Sheep Mountain Partners ("SMP"), Plateau Resources Limited ("Plateau"), Energx, Ltd. ("Energx") and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991. Additionally, the Registrant and is affiliates purchased $55,300 of additional equipment during the six months ended November 30, 1996.

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

Results of Operations

Three and Six Months Ended November 30, 1996 Compared to Three and Six Months Ended November 30, 1995

        Revenues for the six month period ended November 30, 1996 decreased by $3,984,600 primarily due to reductions in mineral sales and construction contract revenues.

        Revenues from mineral sales decreased by $2,125,900 as there were no U3O8 deliveries or option activities during the six months ended November 30, 1996 compared to the same period in the prior year. This decrease in revenues was partially offset by the increase of $48,400 in revenues from royalties from Cyprus/AMAX. During the six months ended November 30, 1995 no royalties were received from Cyprus/AMAX as six quarters of royalties were exchanged for certain real estate.

        Construction contract revenues for the three and six months ended November 30, 1996 decreased by $2,039,400 due to reduced activities on construction contracts by the Registrant's subsidiary Four Nines Gold. It is not known how long this trend will continue.

        Commercial revenues increased by $547,300 for the six month period ended November 30, 1996 compared to the same period in 1995. This increase is due largely to increased operations through the Registrant's subsidiary Plateau Resources Limited at Ticaboo, UT. Increased revenues at Plateau are from motel and related business activities.

        The costs of mineral sales decreased by $1,824,300 for the six months ended November 30, 1996. There were no mineral sales of U3O8 during the six months ended November 30, 1996. Cost and expenses associated with mineral operations decreased by $94,600 for the six months ended November 30, 1996 compared to the six months ended November 30, 1995 primarily as a result of a decrease in legal costs in connection with the SMP arbitration. The cost of construction activities decreased by $1,530,700 for the six month period ended November 30, 1996 compared to the same period in 1995 as a result of decreased contract work noted above. General and administrative expenses remand constant. Commercial operations expenses increased by $382,800 due to increased activity at Ticaboo.

        Operations for the six months ended November 30, 1996 resulted in a pre-tax loss of $1,176,200 before equity in loss of affiliates and minority interest in loss of consolidated subsidiaries of $232,500 and $343,900, respectively, as compared to a loss of 591,600 before equity in loss of affiliates and minority interest in loss of consolidated subsidiaries of $165,900 and $66,500, respectively, during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $1,064,800 compared to a loss of $372,900 for the comparative period of the previous year.

                           PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.
                -----------------

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

        On or about December 4, 1996, Defendants Nukem and CRIC filed their Notice of Appeal to the Tenth Circuit Court of Appeals from the November 4, 1996 Order and the November 5, 1996 Judgment of the District Court. The defendants raised the issues of the Arbitration Panel's Order and Award to Sheep Mountain Partners of $31,355,070 plus interest (1/2 of which would be shared by the Registrant and Crested) asserting that the District Court committed a reversible error in confirming that portion of the Award. Defendants-Appellants raised further issues claiming among other things that the District Court committed reversible error in not making inquiries to the United States Department of Commerce and not allowing CRIC to expel USECC from the SMP Partnership Agreement. On January 8, 1997 an Order was entered by the Clerk of the Tenth Circuit Court of Appeals Tolling the Briefing on the merits of the Appeal. The Court requested briefs on jurisdictional issues regarding the appealability of Orders of the District Court since motions are still pending before the District Court. The Parties have 21 days from January 8, 1997 to file briefs on those jurisdictional issues.

Item 5. Other Information
        -----------------

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

        Under the Letter of Intent, Kennecott has agreed to advance up to $20 million to USECC during the next 15 months for the development of the Jackpot Mine and changing the Sweetwater Mill status to operational. The agreement further provides that USECC will acquire Kennecott's 50% interest for $15 million in cash or $30 million in equity and assume a portion or all of the reclamation liability. USECC will be required to repay Kennecott in cash or stock at USECC's election for the advance of the additional $20 million investment with interest and will also be required to take over the operating permit and reclamation bonding liabilities at the time the sale is closed.

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


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

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

                                           U.S. ENERGY CORP.
                                           (Registrant)


Date:  February 27, 1997            By:     s/ Max T. Evans
                                            ------------------------------
                                            MAX T. EVANS,
                                            Secretary



Date:  February 27, 1997            By:     s/ Robert Scott Lorimer
                                            ------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            and Chief Accounting Officer