Form 10-Q
period 1997-02-28
US ENERGY CORP
filed 1997-04-18
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal quarter ended February 28, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Wyoming                                                83-0205516
---------------------------------------------         -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

877 North 8th West, Riverton, WY                               82501
---------------------------------------------         -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (307) 856-9271
                                                      -------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X             NO

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at April 17, 1997
----------------------------------      ----------------------------------------
  Common stock, $.01 par value                     6,767,389 Shares

                                U.S. ENERGY CORP.

                                      INDEX

                                                                       Page No.
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Condensed Consolidated Balance Sheets
           February 28, 1997 and May 31, 1996.............................3-4

           Condensed Consolidated Statements of
           Operations Three and Nine Months
           Ended February 28, 1997 and
           February 29, 1996..............................................5-7

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended February 28, 1997
           and February 29, 1996..........................................8-9

           Notes to Condensed Consolidated
           Financial Statements...........................................10-11

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................12-15

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..............................................15

ITEM 4.    Submission of Matters to Security Holders for Vote.............16

ITEM 6.    Exhibits and Reports on Form 8-K...............................16-17

           Signatures.....................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        U.S. ENERGY CORP. AND AFFILIATES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             February 28,            May 31,
                                                1997                  1996
                                           -------------         -------------
                                             (Unaudited)           (Unaudited)
CURRENT ASSETS:
   Cash                                    $   2,757,500         $     992,600
   Accounts receivable
      Trade                                      298,000               570,900
      Related parties                            534,200               281,800
   Current portion long-term
      notes receivables                          605,300               438,700
   Inventory                                     167,600               118,700
   Assets held for resale and other            1,350,600               509,700
                                           -------------         -------------
      TOTAL CURRENT ASSETS                     5,713,200             2,912,400

INVESTMENTS AND ADVANCES
   Affiliates                                  3,936,400             3,658,500
   Restricted                                  8,478,600             8,200,800
                                           -------------         -------------
                                              12,415,000            11,859,300

PROPERTIES AND EQUIPMENT                      27,017,200            26,694,300
   Less accumulated depreciation,
   depletion and amortization                 (9,475,000)           (9,047,900)
                                             -----------         -------------
                                              17,542,200            17,646,400
OTHER ASSETS:
   Accounts and notes receivable:
      Real estate and other                    1,224,700             1,648,900
      Affiliates and related parties             731,200               532,400
   Deposits and other                            202,400               193,900
                                           -------------         -------------
                                               2,158,300             2,375,200
                                           -------------         -------------
                                           $  37,828,700         $  34,793,300
                                           =============         =============



            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   February 28,           May 31,
                                                       1997               1996
                                                  -------------       -------------
                                                   (Unaudited)         (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $     934,100       $   1,292,300
   Deferred income (Note 8)                           4,207,700             --
   Line of credit                                        --                 499,000
   Current portion of long-term debt                    150,400             239,900
                                                  -------------       -------------
      TOTAL CURRENT LIABILITIES                       5,292,200           2,031,200

LONG-TERM DEBT (Note 4)                                 441,200             444,300

RECLAMATION LIABILITY (Note 5)                        3,978,800           3,978,800

OTHER ACCRUED LIABILITIES (Note 5)                    9,914,000          10,414,300

DEFERRED TAX LIABILITY                                  146,100             183,300

MINORITY INTERESTS                                    2,309,000           1,637,900

FORFEITABLE COMMON STOCK
   $.01 par value; issued 223,900 and 195,520,
   respectively, forfeitable until earned             1,795,100           1,486,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      authorized, 100,000 shares;
      none issued or outstanding                          --                  --
   Common stock, $.01 par value;
      authorized, 20,000,000 shares;
      issued, 6,612,406 and 6,324,306                    66,100              63,100
   Additional paid-in capital                        22,131,600          20,775,700
   Accumulated deficit                               (4,997,600)         (3,052,400)
   Treasury stock, 776,943 and
      769,943 shares, at cost                        (2,320,800)         (2,242,400)
   Unallocated ESOP contribution                       (927,000)           (927,000)
                                                  -------------       -------------
                                                     13,952,300          14,617,000
                                                  -------------       -------------
                                                  $  37,828,700       $  34,793,300
                                                  =============       =============

            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended February            Nine Months Ended February
                                        ---------------------------            --------------------------
                                         28, 1997          29, 1996            28, 1997          29, 1996
                                         --------          --------            --------          --------

REVENUES:
Mineral sales                          $  --             $    942,400        $  --              $ 3,116,700
Construction contract revenues             157,600            552,500             935,300         3,369,600
Commercial operations                      389,500            161,100           1,458,300           684,400
Oil sales                                   62,700             55,300             125,000           137,300
Gain (loss) on sale of assets             --                   24,100             (19,900)           68,300
Gain from restructuring mineral
   properties agreements                    26,900           --                    75,300          --
Interest                                   236,100            125,700             522,700           391,400
Management fees and other                  104,900             14,600             172,500           384,100
                                       -----------       ------------        ------------       -----------
                                           977,700          1,875,700           3,269,200         8,151,800
                                       -----------       ------------        ------------       -----------
COSTS AND EXPENSES:
   Costs of mineral sales                 --                  942,400            --               2,766,700
   Mineral operations                      228,800            190,900             545,700           602,400
   Construction costs                      118,000            474,400             682,600         2,569,700
   Commercial operations                   739,400            490,300           2,190,200         1,558,600
   Oil production                           32,500             36,700              71,200            68,100
   General and administrative              835,100            959,300           1,869,600         1,965,800
   Abandonment of mining claims           --                 --                 --                  328,700
   Interest                                 29,400             72,600              91,600           174,300
                                       -----------       ------------        ------------       -----------
                                         1,983,200          3,166,600            5,450,900       10,034,300
                                       -----------       ------------        -------------      -----------

(Continued)


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (continued)

                                           Three Months Ended February            Nine Months Ended February
                                           ---------------------------            --------------------------
                                           28, 1997           29, 1996            28, 1997            29, 1996
                                           --------           --------            --------            --------
LOSS BEFORE EQUITY LOSS
   OF AFFILIATES AND
   PROVISION FOR

   INCOME TAXES                           $ (1,005,500)     $(1,290,900)        $ (2,181,700)     $ (1,882,500)

MINORITY INTEREST IN
   LOSS OF CONSOLIDATED
   SUBSIDIARIES                                231,100          332,200              575,000           398,700

EQUITY IN LOSS OF
   AFFILIATES-NET                             (106,000)        (115,700)            (338,500)         (281,600)
                                          ------------      -----------         ------------      ------------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                           (880,400)      (1,074,400)          (1,945,200)       (1,765,400)

PROVISION FOR INCOME TAXES                    --               --                   --                --
                                          ------------      -----------         ------------      ------------

LOSS FROM CONTINUING
   OPERATIONS                                 (880,400)      (1,074,400)          (1,945,200)       (1,765,400)

INCOME (LOSS) FROM
   DISCONTINUED
   OPERATIONS (Note 8)                        --                 (9,200)             --                308,900

Gain on disposal of subsidiary
   operations in discontinued
   segment net of income taxes
   of $50,000                                 --              2,295,700              --              2,295,700
                                          ------------      -----------         ------------      ------------

(Continued)


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (continued)

                                           Three Months Ended February            Nine Months Ended February
                                           ---------------------------            --------------------------
                                           28, 1997           29, 1996            28, 1997            29, 1996
                                           --------           --------            --------            --------

NET INCOME (LOSS)                         $  (880,400)      $ 1,212,100         $ (1,945,200)     $    839,200
                                          ===========       ===========         ============      ============

NET INCOME (LOSS) PER SHARE
   Loss from continuing operations        $      (.13)      $      (.17)        $       (.29)     $       (.28)
   Income from discontinued
      operations                             --                --                   --                     .05
   Gain on disposal of subsidiary
      operations in discontinued
      segment                                --                     .36             --                     .37
                                          -----------       -----------         ------------      ------------
NET INCOME (LOSS) PER SHARE               $      (.13)      $       .19         $       (.29)     $        .14
                                          ===========       ===========         ============      ============

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                              6,761,966         6,364,089            6,642,253         6,142,925
                                          ===========       ===========         ============      ============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                       February
                                                         -----------------------------------
                                                            28, 1997               29, 1996
                                                         --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                   $   (1,945,200)       $     839,200
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
        Minority interest in loss
           of consolidated subsidiaries                         575,000             (398,700)
        Depreciation, depletion and amortization                532,000              623,900
        Non-cash compensation                                  (119,100)             297,400
        Abandoned mineral leases                               --                    328,700
        Equity in loss of affiliates                            338,500              281,600
        (Gain) loss on sale of assets                            19,900              (68,300)
        (Gain) on sale of subsidiary                           --                 (2,345,700)
        Net assets disposed of in connection
           with sale of subsidiary                             --                 (1,939,000)
        Change in deferred income taxes                        (37,200)               83,700
        Other                                                    (8,900)            --
        Deferred income                                       4,207,700             --
     Net changes in components of working capital            (1,476,900)             640,500
                                                         --------------        -------------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                     2,324,000           (1,656,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Change in notes receivable                                (348,700)              55,800
     Proceeds from collection of notes receivable               407,600             --
     Proceeds from sale of subsidiary                         --                   3,300,000
     Investments in affiliates                                 (520,300)            (556,700)
     Investments in other                                      (277,800)            (299,500)
     Development of mining properties                          (455,300)            (349,200)
     Development of gas properties                              (29,100)             (23,400)
     Purchase of property and equipment                        (100,200)          (1,021,100)
     Proceeds from sale of assets                               193,500               77,700
                                                         --------------        -------------
NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                                   (1,130,300)           1,183,600

(Continued)


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                                              Nine Months Ended
                                                                  February
                                                   --------------------------------------
                                                      28, 1997                29, 1996
                                                      --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in debt                                     414,300               1,348,500
     Payment on long-term debt                         (1,004,000)             (2,966,700)
     Purchase of treasury stock                           (78,400)               --
     Exercise of stock options                          1,239,300               2,842,200
     Cancellation of stock for services                  --                       (23,100)
                                                   --------------           -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 571,200               1,200,900
                                                   --------------           -------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                   1,764,900                 727,800

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                  992,600                 551,300
                                                   --------------           -------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                 $    2,757,500           $   1,279,100
                                                   ==============           =============

SUPPLEMENTAL DISCLOSURES:
     Income tax paid                               $       37,200           $    --
                                                   ==============           =============

     Interest paid                                 $       91,600           $     221,200
                                                   ==============           =============


NOTES RECEIVABLE OBTAINED IN
     CONNECTION WITH SALE OF SUBSIDIARY            $     --                 $   1,000,000
                                                   ==============           =============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        1) The Condensed Consolidated Balance Sheet as of February 28, 1997, the Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 1997 and February 29, 1996, and the Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 1997 and February 29, 1996, have been prepared by the Registrant ("USE") without audit. The Condensed Consolidated Balance Sheet as of May 31, 1996, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of February 28, 1997 and May 31, 1996, the results of operations for the three and nine months ended February 28, 1997 and February 29, 1996 and the cash flows for the nine months then ended.

        2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-K. The results of operations for the periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full year.

        3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. ("Crested"). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%), Sutter Gold Mining Company (68%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

        4) Debt as of February 28, 1997 consists of various equipment and other property loans totaling $126,800 and debt attributable to consolidated affiliates of $238,700 on Sutter and $226,100 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

        5) Accrued reclamation obligations of $3,978,800 are the Registrant's reclamation liability at the Crooks Gap Mining District and the Shootaring Uranium Mill. The reclamation work may be performed over several years. In addition, Plateau has recorded additional obligations of $9,914,000 for the estimated holding and maintenance costs needed until the mill is placed in service or decommissioning begins. These obligations are secured by cash bonds and real estate.

        6) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period.

                        U.S. ENERGY CORP. AND AFFILIATES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


        7) On November 4, 1996, the U.S. District Court of Colorado confirmed the Order and Award in the Arbitration proceedings with Nukem and its subsidiary CRIC. The Arbitration Panel had previously issued the Order and Award on April 18, 1996 and clarified the Award on July 3, 1996. As a result, USECC received a partial distribution of the funds held in escrow of $4,367,500. A portion of these funds, $159,800 was paid directly to the Registrant for U3O8 it had purchased for a SMP delivery and interest thereon. The Registrant's independent accountant has advised that the balance of $4,207,700 received as a distribution of SMP profits, should be carried as a deferred income item on the liability section of the balance sheet, which means that as of February 28, 1997, it is not included in the Registrant's net income or earnings per share. When a more definitive resolution is reached in the arbitration/litigation proceedings, the $4,207,700 will be included as income, assuming the conclusion is favorable to the Registrant and Crested.

        8) In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Registrant received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. USE will also receive $1,000,000 in three annual installments of $333,333 plus interest at a rate of 7% per year beginning February 15, 1997. The current portion of this note receivable is included in current assets and the long-term portion is included in notes receivable-real estate and other in the accompanying balance sheet. The first installment due February 15, 1997 was received as scheduled. In addition, the Registrant is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The first payment will cover profits from February 1, 1996 through April 30, 1997 and is due no later than July 15, 1997. Each subsequent payment, due July 15 of subsequent years, will cover profits for the most recent year ended April 30. For the nine months ended February 29, 1996 a total of $308,900 was reclassified on the statement of operations to income from discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital decreased during the nine months ended February 28, 1997 by $460,200 to working capital of $421,000. Cash and cash equivalents increased by $1,764,900 to $2,757,500 during the period ended February 28, 1997. This increase was as a result of operations, financing activities and the partial payment from the SMP arbitration discussed below.

        During the nine months ended February 28, 1997, the Registrant issued 288,100 shares of its common stock due to options being exercised by various individuals. The Registrant received a total of $1,239,300 as a result of the exercise of these options.

        On November 4 and 5, 1996 the U.S. District Court in Denver, CO entered two orders and a judgment confirming the April 18, 1996 Order and Award as clarified on July 3, 1996 by the Arbitration Panel concerning the SMP arbitration. Based on the Court's judgment, the First Interstate Bank of Riverton and Norwest Bank of Denver released $367,475 and $4,000,000, respectively, to USE and Crested. A similar amount was made available to Nukem. To date of this filing, Nukem/CRIC has only withdrawn its share of the escrowed funds from the First Interstate Bank of Riverton. All remaining funds, approximately $15 million, remain in the SMP Norwest Bank escrow account. These funds are in dispute and a decision on their distribution is pending. Of the $4,367,475 received by USECC, $159,800 was paid to the Registrant for its cost with interest for U3O8 it had purchased for a SMP delivery. The balance of $4,207,700 is carried as a current deferred income item pending final resolution of the SMP arbitration. The Registrant and Crested anticipate that resolution in the next 12 months.

        The Registrant used $1,130,300 in its investing activities during the nine months ended February 28, 1997. This was primarily as a result of the Registrant and its subsidiary Crested funding the standby costs of Sheep Mountain Partners ("SMP"); Plateau Resources Limited ("Plateau"); Energx, Ltd. ("Energx"), and the Sutter Gold Mining Company ("SGMC"). As the Registrant and Crested provide various services for GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. GMMV is current on its reimbursements to the Registrant and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Registrant and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties since the spring of 1991. Additionally, the Registrant and its affiliates purchased $100,200 of additional equipment during the nine months ended February 28, 1997.

        Other changes in working capital were decreases in accounts payable and accrued expenses of $358,200. The Registrant and Crested have a line of credit for $1,000,000 of which the entire amount was available as of February 28, 1997.

        The primary requirements for the Registrant's working capital continue to be the funding of on-going administrative expenses, the mine and mill development and holding costs of SGMC; holding costs of Plateau; uranium (U3O8) delivery costs, and property holding costs of SMP. As a result of the disputes between the SMP partners, the Registrant and Crested have been delivering certain of their respective portions of the U3O8 concentrates required to fill various delivery requirements on long-term U3O8 contracts with domestic utilities. Currently, Nukem/CRIC have made most of the SMP deliveries of U3O8. It is not known how long this arrangement will continue. There will be no capital requirements to fill the Registrant's and Crested's portion of the remaining U3O8 commitments of SMP in fiscal 1997.

        The primary source of the Registrant's capital resources for the remainder of fiscal 1997, will be (i) cash on hand; (ii) sale of equity or interests in investment properties or affiliated companies; (iii) sale of equipment; (iv) resolution of the pending SMP litigation/arbitration; (v) sale of royalties or interests in mineral properties; (vi) proceeds from the sale of uranium under the SMP contracts, (vii) and borrowings from financial institutions. Construction revenues from Four Nines Gold ("FNG"), fees from oil production, rentals of various real estate holdings and equipment and the sale of aviation fuel will also provide cash.

        Additional working capital to that on hand at February 28, 1997, will be required to hold and maintain existing mineral properties; permitting costs; the construction of a gold processing mill and mine development of SGMC; the development of Plateau and its associated properties, and general and administration costs. The Registrant and Crested are seeking other financing for the construction of the SGMC gold processing mill and mine development. The funding of SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996

        Revenues for the nine month period ended February 28, 1997 decreased by $4,882,600, primarily due to reductions in mineral sales and construction contract revenues.

        Revenues from mineral sales decreased by $3,116,700 as there were no U3O8 deliveries or option activities during the nine months ended February 28, 1997 compared to the same period in the prior year. This decrease in revenues was partially offset by the increase of $75,300 in revenues from royalties from Cyprus/AMAX. During the nine months ended February 29, 1996 no royalties were received from Cyprus/AMAX as six quarters of royalties were exchanged for certain real estate.

        Construction contract revenues for the three and nine months ended February 28, 1997 decreased by $2,434,300 due to reduced activities on construction contracts by the Registrant's subsidiary Four Nines Gold. It is not known how long this trend will continue.

        Commercial revenues increased by $773,900 for the nine month period ended February 28,1997 compared to the same period in 1996. This increase is due largely to increased operations through the Registrant's subsidiary Plateau Resources Limited at Ticaboo, UT. Increased revenues at Plateau are from motel and related business activities.

        The costs of mineral sales decreased by $2,766,700 for the nine months ended February 28, 1997. There were no mineral sales of U3O8 during the nine months ended February 28, 1997. Cost and expenses associated with mineral operations decreased by $56,700 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996 primarily as a result of a decrease in legal costs in connection with the SMP arbitration. The cost of construction activities decreased by $1,887,100 for the nine month period ended February 28, 1997 compared to the same period in 1996 as a result of decreased contract work noted above. Commercial operations expenses increased by $631,600 due to increased activity at Ticaboo. UT.

        General and administrative expenses decreased by $96,200 and $124,200, respectively, for the nine and three months ended February 28, 1997 compared to comparable periods for 1996. Interest expense also decreased by $82,700 during the nine months ended February 28, 1997 as compared to the same period in 1996. General and administrative expenses decreased due to the Christmas bonuses paid to certain employees and stock issued under the Registrant's Restricted Stock Bonus Plan during the nine months ended February 28, 1997 of $277,900 compared to $594,000 during the same period in 1996. This decrease was partially offset by the issuance of stock for services of $119,000.

        Operations for the nine months ended February 28, 1997 resulted in a pre-tax loss of $2,181,700 before equity in loss of affiliates and minority interest in loss of consolidated subsidiaries of $338,500 and $575,000, respectively, as compared to a loss of $1,882,500 before equity in loss of affiliates and minority interest in loss of consolidated subsidiaries of $281,600 and $398,700, respectively, during the same period of the previous year. After recognizing equity losses, the Registrant recognized a net loss of $1,945,200 compared to a loss of $1,765,400 for the comparative period of the previous year.

        During the nine months and three months ended February 29, 1996, the Registrant recorded a gain of $2,295,700 on the sale of a subsidiary. No such gain has been recognized during the current period. Due to the sale, all income from the subsidiary is shown as discontinued operations and gain of the disposal of subsidiary operations on the Statements of Operations. During the nine months ended February 28, 1997 the Registrant did not recognize income from discontinued operations or the sale of the subsidiary compared to $2,295,700 and $308,900, respectively for the nine month period ended February 29, 1996. The Registrant therefore recognized a loss of $1,945,200 ($0.29 per share) and $880,400 ($0.13 per share) for the nine months and three months ending February 29, 1997 compared to a net income of $839,200 ($0.14 per share) and $1,212,100 ($0.19 per share), respectively, for the nine months ended February 29, 1996. Registrant's independent accountant has recommended that the $4,207,700 received as a distribution of SMP profits be recorded as a deferred income item on the liability section of the balance sheet, which means that as of February 28, 1997, it is not included in the Registrant's net income or earnings per share. When a more definitive resolution is reached in the arbitration/litigation proceedings, the $4,207,700 currently recorded as deferred income will become income, assuming the conclusion is favorable to the Registrant and Crested.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The information called for in this Item 1 has been previously reported in: the Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1996; Registrant's Forms 10-Q (Item 1 of Part II) for the fiscal quarters ended August 31, 1996 and November 30, 1996, and the Form 8-K dated March 6, 1997. These reports disclose the status of the consensual arbitration/litigation in the U.S. District Court of Colorado involving the Registrant and Crested d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp.
(CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, an Amended Judgment was entered on March 6, 1997 by Judge Lewis T. Babcock of the U.S. District Court of Colorado, wherein the Court confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,465,000 as monetary damages. In November 1996, USECC received $4,367,000 out of the SMP escrowed funds and its bank account per the Court's earlier November 5, 1996 Judgment.

        Despite the rulings of the Panel imposing a constructive trust in favor of SMP on the rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom, the defendants-appellants Nukem/CRIC continue to assert in both Court filings and public news releases that the Arbitration Panel did just the opposite and in fact, "denied" SMP's rights to the CIS contracts in constructive trust.

        In the March 6, 1997 Amended Judgment, Judge Babcock again confirmed the Arbitration Panel's Awards and denied Nukem's motion to modify and/or vacate portions of the Award; denied Nukem's objections to the confirmation of the Order and Award, and granted USECC's motion to modify the Award by deducting $265,213 from the amounts Nukem and CRIC claimed to have advanced to purchase uranium for the SMP Partnership.

        The Amended Judgment of March 6, 1997 did not specifically address the Panel's Award to SMP of a supply contract Nukem had entered into with another utility, or Nukem's uranium purchase contracts with three CIS Republics. USECC filed a motion for an order of limited remand to the Arbitration Panel for its reaffirmation of its findings on the issue of placing the CIS contracts in constructive trust for SMP. The Court found that the Panel's Awards were not ambiguous and denied the motion. The Court may still reconsider the denial of this motion. In order to preserve USECC's rights, Registrant and Crested filed a Notice of Appeal with the Tenth Circuit Court of Appeals on the omission of these equitable awards and filed a motion with the U.S. District Court to correct a clerical omission in the Amended Judgment.

        On or about March 21, 1997, defendants Nukem and CRIC filed a motion to stay enforcement of USECC's monetary judgment pending the appeal of Nukem/CRIC and posted a supersedeas bond in the amount of $8,613,600. On March 25, 1997, USECC filed a motion objecting to defendants' motion on the posting of that amount for its supersedeas bond and requested the Court to order the defendants to increase the bond to cover the value of the CIS contracts. This motion is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 13, 1996 an annual meeting of shareholders was held and three proposals were presented to shareholders for a vote.

        Proposal one was for election of directors. Two directors, Don C. Anderson and Nick Bebout were reelected, and one new director, H. Russell Fraser was elected, for a term expiring on the third succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the three directors, the votes cast were as follows.

Name of Director            For           Against        Abstain      Withheld
----------------            ---           -------        -------      --------
Don C. Anderson           5,736,796         6,887       168,158         44,600
Nick Bebout               5,736,759         6,887       167,658         45,137
H. Russell Fraser         5,737,296         6,887       167,658         44,600

        Proposal Two, an amendment to the 1989 Incentive Stock Option Plan ("ISOP") to increase the number of shares authorized to be issued pursuant to the ISOP received the following votes:

        For             Against            Abstain              Withheld
        ---             -------            -------              --------
     4,338,888          298,305            44,989               1,274,259

        Proposal Three, adoption of the 1996 Stock Award Program for executive officers received the following votes:

        For             Against            Abstain              Withheld
        ---             -------            -------              --------
     3,817,948          922,382            54,398               1,161,713

        The Registrant's Board of Directors consists of seven members and Messrs. Anderson, Bebout and Fraser will continue to serve with John L. Larsen, Max T. Evans, David W. Brenman and Harold F. Herron whose terms of office as directors continued after the annual meeting of shareholders held on December 13, 1996.

ITEM 5. OTHER INFORMATION

        On November 22, 1996, the Registrant and Registrant's subsidiary Crested Corp. (the "USE Parties") signed a letter of intent with Kennecott Energy and Coal Company ("Kennecott") for Registrant and Crested to acquire Kennecott's 50% interest in the Green Mountain Mining Venture (GMMV) through the acquisition of the stock of a Kennecott subsidiary within 18 months. Although the letter of intent was extended and has since expired, the parties are continuing negotiations for the USE Parties to acquire Kennecott's interest in the GMMV. The GMMV was formed in 1990 to explore for and if warranted, to develop the uranium deposits in south-central Wyoming. The proposed change in the GMMV would make U.S. Energy Corp. and Crested Corp., dba USECC, 100% owners of the GMMV if the USE Parties can arrange the necessary financing to exercise the option. USECC has moved forward to prepare the portal and other workings at the proposed Jackpot Mine to accommodate the installation of a conveyor system for driving the double declines (tunnels) at a -17% decline, to a length of up to 8,000 feet to reach the first of several horizons of the uranium deposits.

        Such change in ownership is subject to Kennecott and the USE Parties renewing the letter of intent and finalizing terms of a definitive agreement, and the USE Parties arranging the necessary financing to close such an agreement. There is no assurance such steps will be successfully achieved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.  None.

        (b) Reports on Form 8-K. There were no Reports filed by the Registrant on Form 8-K during the quarter ended February 28, 1997.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         U.S. ENERGY CORP.
                                         (Registrant)


Date:  April 17, 1997               By:     s/ John L. Larsen
                                         --------------------------------------
                                         JOHN L. LARSEN
                                         Chief Executive Officer and President



Date:  April 17, 1997               By:     s/ R. Scott Lorimer
                                         --------------------------------------
                                         ROBERT SCOTT LORIMER,
                                         Principal Financial Officer
                                         and Chief Accounting Officer