Form 10-K
period 1997-05-31
US ENERGY CORP
filed 1997-09-15
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        [Fee Required] for the fiscal year ended MAY 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        [No Fee Required] for the transition period from to Commission file number 0-6814

                                U.S. ENERGY CORP.
             (Exact Name of Registrant as Specified in its Charter)

        WYOMING                                            83-0205516
-------------------------------------------------     --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

        877 North 8th West
        RIVERTON, WY                                       82501
-------------------------------------------------     --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, including area code:       (307) 856-9271
                                                    ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO ____

        The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of September 12, 1997, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $52,375,989.

               CLASS                          OUTSTANDING AT SEPTEMBER 12, 1997
----------------------------------------     -----------------------------------
      Common Stock, $0.01 par value                   6,826,025 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

        Annual Meeting Proxy Statement for the fiscal year ended May 31, 1997 into Part III of the filing.

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

ITEM 1 AND ITEM 2. BUSINESS AND PROPERTIES

(A)     GENERAL.

        U.S. Energy Corp. ("USE", the "Company" or the "Registrant") is in the general minerals business of acquiring, exploring, developing and/or selling or leasing of mineral properties and, mining and marketing of minerals. USE is now engaged in two principal mineral sectors: uranium and gold, both of which are in the development stage. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. The Company also carries on small oil and gas operations in Montana and Wyoming. Other USE business segments are commercial operations (real estate and general aviation) and construction operations.

        Subsequent to May 31, 1997, USE and USECC (see below) signed an Acquisition Agreement with Kennecott Uranium Company ("Kennecott"), for the purchase of Kennecott's interest in the Green Mountain Mining Venture ("GMMV"). In general terms, as a consequence of the Acquisition Agreement and the various transactions associated therewith, USE and USECC received $4,000,000 as a bonus for signing the Acquisition Agreement. In addition, pending closing of the Acquisition Agreement, USECC has been provided the opportunity to move the GMMV project forward, as follows: USECC has leased the mineral properties from GMMV in order to develop the Jackpot Mine for production mining, and has been appointed an independent contractor to ready the Sweetwater uranium mill (owned by the GMMV) for changeover to operational processing status. Kennecott is to provide a line of Credit to the GMMV of up to $16,000,000 for the mine development and mill work being conducted by USECC. Closing of the Acquisition Agreement will require payment to Kennecott of $15,000,000 cash and the assumption of various reclamation and other liabilities. For the details of this fiscal 1998 transaction, please see "Minerals-Uranium-The Green Mountain Mining Project-June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        Most of USE operations are conducted through a joint venture with Crested Corp. ("Crested"), a majority-owned subsidiary), and various joint subsidiaries of USE and Crested. The joint venture with Crested is hereafter referred to as "USECC". Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG"). Oil and gas operations are carried on through Energx, Ltd., a subsidiary of the Company and Crested. USE and Crested originally were independent companies,with two common affiliates (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority owned subsidiary of USE in fiscal 1993. See Part III of this Report.

        Until February 1996, the Company conducted manufacturing and/or marketing of professional and recreational outdoor products through The Brunton Company ("Brunton"), a wholly-owned USE subsidiary. As of February 1, 1996, Registrant sold all of the shares of Brunton to Silva Production AB for $4,300,000 ($3,300,000 in cash and a $1,000,000 promissory note) plus 45% of the net profits before taxes derived from the sale of Brunton products for four years and three months. The Registrant began receiving the net profits payments in fiscal 1997. The sale eliminated Brunton's manufacturing and/or marketing of professional and recreational outdoor products from the commercial segment of Registrant's business as of January 31, 1996, except to the extent that there are net profit payments from Silva through 2000. For the fiscal year ended May 31, 1996, Brunton's sales provided 25% of net revenues of USE

(before reclassification to reflect Brunton as discontinued operations with respect to the Company) compared with 49% net revenues for the fiscal year ended May 31, 1995.

        The Brunton sale was prompted in part by Registrant's desire to focus on its core minerals sector. In fiscal 1998, the Company intends to implement plans to consolidate its uranium assets into a single subsidiary and finance the startup of its mines and mill operations with debt or equity funding. Of course, there can be no assurance uranium prices will remain at their current level, that USE will succeed in its efforts to obtain long-term uranium supply contracts required to operate its uranium properties profitably, or that the required financing will be available to put such properties into operation.

        USE was incorporated in Wyoming in 1966. All of its operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone (307) 856-9271.

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

Percentage of Net Revenue contributions by the three USE segments in the last three fiscal years were:

                                   PERCENTAGE OF NET REVENUE DURING YEAR ENDED
                                   -------------------------------------------
                                   May 31,           May 31,            May 31,
                                    1997              1996               1995
                                   -------          --------           -------

Minerals                              4%                32%              2%
Commercial Operations                56%                15%             26%
Construction Operations              18%                39%             28%

        USE did not receive revenues from the mining of either uranium or gold in the last three fiscal years ended May 31, 1997. During fiscal 1996, however, mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP", a Colorado general partnership), USE and Crested delivering their one-half share or 100% of uranium and receiving net sales proceeds therefrom with profits deposited in SMP accounts. During fiscal 1997 and 1995, there were no revenues from mineral sales in part due to the arbitration proceedings involving SMP (see Item 3 - "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation"). USE plans to commence production of uranium concentrates from the mill belonging to Plateau Resources Limited ("Plateau"), a 100% subsidiary of the Company, at Ticaboo, Utah which is expected to result in the procurement of utility supply contracts for Plateau in fiscal 1998. There can be no assurance, however, such milling operations will commence, or that new utility supply contracts will be procured. See Description of "Business - Minerals - Uranium."

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

                                           MINERALS

URANIUM

GENERAL

        USE has interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are located in areas which have produced significant amounts of uranium in the 1970s and 1980s. The Company is planning to develop and operate these property interests (directly or through a joint venture in which another company may be the operator) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. In addition, in fiscal 1997, additional properties were acquired in New Mexico and Wyoming by Yellow Stone Fuels Corp.

        The property interests in Wyoming are:

        521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC (the "USE Parties"), and 50 percent by Kennecott Uranium Company ("KUC"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company and Kennecott Corporation of Salt Lake City, UT are subsidiaries of Rio Tinto plc, formerly RTZ PLC of London. RTZ (now part of the RTZ-CRA Group) is one of the world's leading natural resource companies. Kennecott Corporation owns and operates several mines including the Bingham Canyon, Utah open pit copper mine which started in 1906.

        KUC is also referred to in this report as Kennecott. All mining claims are accessible by county and United States Bureau of Land Management ("BLM") access roads. Substantial exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been completed. The BLM has signed a Record of Decision approving the Jackpot Mine Plan of Operations following preparation of a final Environmental Impact Statement ("EIS") for the proposed mine, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed mine has had no previous operators, and will be a new mine when opened. The Big Eagle Mine and related claim groups (which are near the proposed Jackpot Mine and are part of the Green Mountain Claims held by the GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

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

        Approximately 10,825 acres of properties are held by 437 unpatented mining claims which have been staked by, plus four leases (including three state leases) held by Yellow Stone Fuels Corp. (an Ontario, Canada corporation, or by its wholly-owned subsidiary Yellow Stone Fuels, Inc., a Wyoming corporation, hereafter "YSFC" including the subsidiary). The properties are located in Wyoming and New Mexico, and are believed to be prospective of uranium and suitable for in-situ leaching. USE and Crested each own 14.3% of YSFC.

        Electric power to all the above Wyoming properties is furnished by either Pacific Power & Light or the Hot Springs Rural Electric Association.

        The property interests in Utah are:

        The Tony M Mine and the Frank M property are underground uranium deposits in San Juan County, Utah located partially on Utah State mining leases. These properties are accessible by county roads.

        Plateau is the owner of the Tony M mine and portions of the Frank M properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC) it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill into U3O8, the saleable product. In addition, low grade uranium ore was stockpiled at the Tony M mine and at the Shootaring Mill, and related mill support facilities, which are held by Plateau.

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

THE GREEN MOUNTAIN MINING VENTURE PROJECT

        GMMV. Subsequent to May 31, 1997, USE and USECC signed an Acquisition Agreement for the acquisition from Kennecott Uranium Company of its interest in the GMMV. The following is a description of the formation of GMMV and certain of its terms, which terms have been modified as a result of the Acquisition Agreement and related transactions, as set forth under "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

        In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights to Kennecott for $15,000,000 cash (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures. In fiscal 1991, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8 to utilities using nuclear power to generate electricity.

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

        Pursuant to the joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of the GMMV expenditures), so that in effect, the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during the GMMV operations, proportionate to its interest before reduction.

        The GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims, which cover the Round Park (Jackpot) uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain, were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures on such properties will be shared 50 percent by USE and 50 percent by Kennecott. Milling costs will be paid by the GMMV as operating costs and shared among the participants according to their ownership interests in the ore being milled.

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

        The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager through May 31, 1997. USECC has continued work on a contract basis at Kennecott's request through May 31, 1997.

        Pre-development activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of an application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. During fiscal 1996, GMMV completed a sediment dam, sediment basin and drainage diversion ditch, built a fuel storage facility and other support facilities and made improvements to existing facilities. As of the date this 10-K Report is filed, the GMMV has commenced mine pre-development work necessary to put the GMMV properties into production, see "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" and "Permitting Activities" below.

JUNE 23, 1997 ACQUISITION AGREEMENT WITH KENNECOTT URANIUM COMPANY

        Subsequent to May 31, 1997, USE and USECC signed an Acquisition Agreement with Kennecott Uranium Company, a Delaware corporation ("Kennecott"), for the right to acquire Kennecott's interest in the Green Mountain Mining Venture ("GMMV") for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 on signing, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational. The work to develop the proposed Jackpot Mine and ready the Sweetwater Mill for operations will be undertaken, prior to closing of the terms of the Acquisition Agreement scheduled for July 31, 1998, by USECC, as lessee of all the GMMV mineral properties under a Mineral Lease Agreement between the GMMV and USECC (the "Mineral Lease"), and as an independent contractor under a Contract Services Agreement (the "Mill Contract") between Kennecott (as manager of the GMMV) and USECC. Both the Mineral Lease and the Mill Contract, as well as a Fourth Amendment to the GMMV Mining Venture Agreement among Kennecott, USE and USECC (the "Fourth Amendment to the GMMV Agreement"), were executed simultaneously with the Acquisition Agreement.

        The $16,000,000 being provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization. However, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the Acquisition Agreement.

        Pursuant to the Mineral Lease and the Mill Contract of the Acquisition Agreement, USECC is to expend funds to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 being provided to the GMMV by Kennecott. Under the Fourth Amendment to the GMMV Agreement, Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to acquire a 50% interest in the GMMV.

        Pursuant to the Fourth Amendment to the GMMV Agreement, Kennecott initially advanced $1,000,000 to the GMMV, which the GMMV has advanced to USECC pursuant to the Mineral Lease and the Mill Contract, to allow USECC to establish a working capital account. On a monthly basis, USECC is to submit detailed invoices for reimbursable costs, defined in the Mineral Lease and Mill Contract to include USECC's labor and equipment costs (maintenance and rental), environmental compliance costs, direct office costs of USECC staff incurred in monitoring and invoicing project costs and expenditures and associated engineering costs and expenditures, and an additional amount equal to 10% of all the preceding costs and expenditures as an administrative charge (the same 10% as previously allowed in the GMMV Agreement). USECC is permitted to charge the GMMV rental expense for equipment owned by USECC. The reimbursable cost allocations for each phase of the development of the Jackpot Mine and upgrade of the Sweetwater Mill to operating status are set forth in budgets of the Mineral Lease and Mill Contract. Also included in reimbursable costs will be the amounts required to cover all reclamation activities that will result from operations conducted on the mining properties pursuant to the Mill Contract and the Mineral Lease (USE and USECC will be required to put such reclamation cost amounts aside in a sinking fund to pay for the reclamation work when production commences).

        Kennecott has agreed to provide funds to the GMMV each month in an amount adequate to reimburse USECC for invoiced costs and restore the USECC working account balance to $1,000,000. Payment by GMMV of the monthly invoiced costs is subject to Kennecott's confirmation that such costs conform to the Mineral Lease and Mill Contract budgets. Subject to and at the closing of the Acquisition Agreement, Kennecott will advance to the GMMV cash equal to any difference between (i) the $16,000,000 commitment and (ii) amounts advanced to pay reimbursable costs and maintain the working capital account.

        Also pursuant to the Mineral Lease, USECC is to pay the GMMV a monthly lease fee of $3,363, starting July 1, 1997. Separately and pursuant to the Mineral Lease, USE and USECC are required to pay all rental, leasehold, property and other payments relating to the mining properties, and all utility and other payments, taxes and assessments that may be assessed against such properties during the term of the Mineral Lease.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 in cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date no later than October 30, 1998. The parties to the Acquisition Agreement also executed a mutual General Release with respect to any and all claims that they may have with respect to any prior disputes concerning the GMMV, which General Release would be delivered to all such parties at closing of the Acquisition Agreement. Upon closing of the Acquisition Agreement, the Mineral Lease and the Mill Contract will be terminated and USE, USECC or the acquiring entity will own Kennecott's 50% of the GMMV, although its properties will remain subject to the Mortgage until the Note is paid in full. The current 50% interest in GMMV held by USE and USECC will not change when the Acquisition Agreement is closed.

        If the Acquisition Agreement is not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or an entity formed or introduced to acquire Kennecott's GMMV interest (the "Acquiring Entity")), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000, (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill. Alternatively, USE, USECC or the Acquiring Entity must provide evidence to Kennecott of a commitment letter from a bank, other financial institution or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 would entitle Kennecott to terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

        Subject to providing evidence of adequate financial resources to close the Acquisition Agreement with funds from a public financing or otherwise, the $4,000,000 signing bonus paid by Kennecott is nonrefundable.

        If the Acquisition Agreement is not closed, USE and USECC, and Kennecott, shall own their respective 50% interest in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance, will have benefitted all parties to the GMMV.

        PROPERTIES AND MINE PLAN. The GMMV owns a total of 521 claims on Green Mountain, including the 105 claims on which the Round Park (Jackpot) uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these claims, which formerly belonged to USE and Crested. These deposits are undeveloped. Roads and utilities have been put in place, which are believed to be satisfactory to support future mine development.

        The GMMV also owns the Big Eagle Properties on Green Mountain, which appear to contain substantial remaining uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain one underground and two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of ore. The assets include a 38,000 and an 8,000 square foot buildings formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

        The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8 averaging .23% uranium oxide using a grade-thickness cut-off of .6 (i.e., deposit areas were excluded unless deposit bed thickness at intercept, times intercept grade of uranium mineralization, exceeded .6). The GMMV plans to mine this deposit from two tunnels in the Jackpot Mine, which will be driven underground from the south side of Green Mountain. The first of several mineralization horizons is about 2,300 feet vertically down from the top of Green Mountain.

        The Jackpot Mine Plan of Operations provides for two declines to be driven from the side of Green Mountain, extending about 10,400 feet into the deposits; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine. The mine plan estimates that the Jackpot Mine will produce about 3,000 tons of uranium ore per day and will have an expected mine life of 13 to 22 years. It will utilize the existing Big Eagle Mine facilities located about three miles west of the Jackpot Mine site. As many as 250 workers will be required during mining full operations.

        USE Parties expect mine development costs will not exceed $25,000,000 to begin production from the Round Park (Jackpot) deposit. However, cost estimates may change as exploration and initial development progress. Pursuant to the GMMV agreement, Kennecott had agreed to fund the initial $50,000,000 in development costs including reclamation costs. To May 31, 1997, such expenditures totaled approximately $20,416,400. Additional costs would be funded by the $16,000,000 loan, operations and/or by cash advance by the venturers.

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

        Kennecott is manager of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of mill cash operating costs prior to mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Mill holding costs have been paid by GMMV and funded by Kennecott as part of its $50,000,000 funding commitment.

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

        As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in Registrant's Consolidated Financial Statements (see Notes F and K to USE Consolidated Financial Statements for fiscal year ended May 31, 1997).

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

        Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USECC believes it is unlikely USECC would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs covered by the letters of credit or other surety appear to be within the $24,330,000 reclamation bonds posted by Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if the GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will loan the GMMV the first $8,000,000 of such expenditures. Any reimbursement for the loan may only be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Sweetwater Mill. Third, payment of reclamation and environmental liabilities related to the Mill is guaranteed by Kennecott. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participating interests in the GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the balance of any development commitment as provided by the Acquisition Agreement, after the credits provided by the Fourth Amendment to the GMMV (see the "June 32, 1997 Acquisition Agreement with Kennecott above). In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL, before Kennecott would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USECC liability for contribution to mill cleanup costs cannot be predicted.

        PERMITTING AND ACTIVITIES. In March 1993, the GMMV applied to the WDEQ for a Permit to Mine the Round Park deposit through the Jackpot Mine. Following preparation of a final EIS by the BLM, including a series of public meetings and a period for receipt of written comments on both the preliminary and final EIS, on April 24, 1996 the BLM signed the Record of Decision ("ROD") approving the Jackpot Mine Plan of Operations. With the entry of the ROD, the WDEQ issued the mine permit for the Jackpot Mine on June 26, 1996. This Permit allows the GMMV to proceed with construction of mine surface facilities, further underground mine development and eventual mining of the Round Park (Jackpot) Deposit.

        General activity increased at the Jackpot mine site during fiscal 1997 and to the date of this Report, in anticipation of increased uranium prices. Some of the principle activities were: a major portion of the access/haulroad from the Jackpot Mine to the Big Eagle Mine was widened to a 40 foot running surface eliminating various curves to accommodate the GMMV's 100 ton haul trucks; permits and approvals were obtained for construction of Jackpot Reservoirs No. 2 and 3 and construction was started and completed except for installing liners, and Jackpot Reservoir No. 1 was completed and is operational (catch basin for sediment and runoff). The GMMV is in compliance with all permit conditions. Significant progress is being made in preparing for and running the double declines into the Round Park (Jackpot) deposit, pursuant to the pre-development operations plan agreed to between USECC and Kennecott. Two shifts are currently working underground with a third shift being assembled.

        The Jackpot Mine Plan of Operations and a combination of the alternatives analyzed in the EIS will allow for the disposal of mine waste rock in the Big Eagle Mine pits some three miles from the Jackpot declines, the upgrading of existing roads, and the construction of new haul road segments to transport ore to the Sweetwater Mill. These roads will be subject to modification in alignment necessary to minimize or avoid adverse impacts to riparian and cultural resources.

        The maximum area of new disturbance required for the project will be 289 acres. This disturbance will include approximately 118 acres for mine site development and approximately 171 acres for transportation corridor construction and/or improvement. When uranium reserves have been depleted, the mine portals will be plugged; the ground surface recontoured and reclaimed to blend with the natural landscape; surface structures will be removed; roads closed per landowner or BLM request, and disturbed areas reclaimed.

        Kennecott, as operator of the Sweetwater Mill, has initiated discussions and made filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. Separately, Kennecott has applied to the NRC for permission to use a mill tailings cell to hold low level tailings waste from an ion exchange plant owned by USE and Crested in the Crooks Gap area.

        The United States Environmental Protection Agency ("EPA") has advised Kennecott, as operator of the GMMV, that if Kennecott would level the tailings within the existing tailings impoundment and install a new liner with leak detection capability, the EPA would allow the use of the existing 60 acre tailings cell for milling operations. Although this could result in a cost savings to the GMMV, a new 40 acre tailings cell has been designed by an outside engineering firm and is scheduled to be constructed.

        The Environmental Protection Agency has promulgated final rules for radon emissions. These regulations affect the mining and milling of uranium and may require substantial expenditures for compliance. The GMMV may need to install venting at the mine site, and must monitor radon emissions at the mines, as well as wind speed, direction and other conditions. USE believes all of the uranium operations in which it owns an interest are in compliance with these rules.

        There ultimately will be an effect on the earnings of USE and Crested from environmental compliance expenditures by the GMMV, since the GMMV operations will be accounted for by the equity method if the acquisition of Kennecott's interest in the GMMV pursuant to the Acquisition Agreement does not close. GMMV's expenses for compliance with environmental laws (as well as other matters) are not expected to materially affect the cash flow of USE and Crested during the next two years. Out of Kennecott's initial $50,000,000 commitment, Kennecott has funded about $20,416,400 through May 31, 1997.Nevertheless, advances to the GMMV made pursuant to the Acquisition Agreement will reduce Kennecott's development commitment by two dollars for each dollar advanced pursuant to the Fourth Amendment to the GMMV Agreement.

PLATEAU'S SHOOTARING CANYON MILL

        ACQUISITION OF PLATEAU RESOURCES, LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau, which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill"). The Shootaring Mill holds a source materials license from the NRC.

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

        Also at closing, Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters as described above, and against third-party claims related to an agreement between Plateau and the third-party (see Note K to the USE Consolidated Financial Statements for fiscal year ended May 31, 1997).

        There are no present claims against funds held under either the Trust Agreement or Agency Agreement. Funds (including accrued interest) not disbursed under the Trust and Agency Agreements will be paid over to Plateau upon termination of such Agreements with NRC concurrence.

        The consideration paid by USE was determined by negotiation with CPC, taking into account further estimated annual Shootaring Mill holding costs, and estimated future Mill decommissioning and site reclamation costs as required by the NRC and the Utah Department of Natural Resources, Division of Oil, Gas and Mining ("DOGM").

        The Plateau acquisition was done solely with USE, in light of potential NRC objections to selling Plateau to the USECC joint venture. Subsequent to closing, in September 1993, USE and Crested agreed that after Plateau's unencumbered cash has been depleted, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture.

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

        Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. On July 31, 1996, the NRC approved Plateau's application to postpone initiation of the requirements of timeliness in decommissioning of the Shootaring Mill for five years, which postponement enabled Plateau to upgrade the source materials license to operational status. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond to $6,700,000, the NRC issued the new license on May 2, 1997. Plateau has an additional $1,600,000 of government securities available for further bonding needs.

        In fiscal 1997 and into fiscal 1998, in anticipation of resuming milling operations, Plateau commenced a complete reactivation and rehabilitation program at the Mill (updating the control systems and testing gauges, relining wooden acid leach tanks, etc.)

TICABOO TOWNSITE

        Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a 66 room motel, convenience store, 98 single family home sites, 151 mobile home sites, and 26 recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo townsite whereby the State deeded portions of the Townsite to Canyon Homesteads, Inc. on a sliding scale basis. USE and Crested plan to further develop the townsite, and have been seeking financial partners for this purpose. Interim funding for limited improvements on the commercial operations were provided by a private corporation controlled by family members of the Chairman of the Board, President and Chief Executive Officer of USE. See
Part III, Item 12 "Certain Relationships and Related Transactions - Transactions with Arrowstar Investments, Inc.". USE now operates all commercial facilities including the motel, restaurant, convenience store, mobile home/RV park and boat storage as the renovation of the nearby Shootaring Canyon uranium mill is underway.

YELLOW STONE FUELS CORP.

        Yellow Stone Fuels Corp., hereafter ("YSFC") was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. ("YFI"). YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. will hereafter be referred to collectively as YSFC.

        In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring and Sweetwater Mills, USECC decided to take a minority position in Yellow Stone Fuels, Inc. and not be directly involved in properties believed suitable for the production of uranium through the in- situ leach ("ISL") mining process. USECC will have first call on any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have a call on ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped into the ore body, causing the uranium contained into the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional underground mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine.

        As of May 31, 1997, YSFC had 10,495,000 shares of Common Stock issued and outstanding, including 3,000,000 shares (28.5%) issued to USE and Crested. Most of the funds used by YSFC have been provided by USECC under a $400,000 loan facility. As part consideration for the loan, USE and Crested entered into a Voting Trust Agreement having an initial term of 24 months with two principal shareholders of YSFC, whereby USE and Crested will have voting control of more than 50% of the outstanding shares of YSFC. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The majority of the remaining outstanding YSFC shares are owned by affiliates of USE and Crested. See Part III, Item 13, "Certain Relationships and Related Transactions."

        In Wyoming, YSFC has staked and/or holds 304 unpatented mining claims and has entered into three State leases covering a total of 9,280 acres located in the Powder River Basin uranium district. The State leases have a 10 year term expiring October 1, 2006; require annual rental of $1.00 per acre for five years, then $2.00 for the second five years, or sooner upon the discovery of commercial quantities of minerals; and a 5% gross royalty of the value of uranium bearing ore mined from the leased properties is payable to the State of Wyoming.

        Also in Wyoming, the Peterson claim group includes 50 unpatented mining claims covering approximately 1,000 acres in the southern part of the power River Basin uranium district. In addition to owning the Peterson claim group, YSFC has leased the surface rights to the mineral properties for five years, at $4.00 per acre annual rent per year plus a production royalty of $0.50 per pound of uranium concentrates (U3O8) sold at or for less than $22.00 per pound (the royalty increases to $0.75 per pound for uranium sold at more than $30.00 per pound). The Low claim group, covering 63 unpatented lode mining claims covering approximately 1,260 acres, is also located in the southern part of the Powder River Basin uranium district, approximately 20 miles northwest of the producing Rio Algom's Smith Ranch Mine. The Low claims may be similar in geology and hydrology to the Smith Ranch and Cameco's Highland ISL operations.

        In New Mexico, YSFC has staked and holds 39 unpatented mining claims and has leased 8 patented mining claims. These properties in the aggregate cover approximately 945 acres located in the Grants uranium region of New Mexico. The 8 unpatented mining claims (covering 165.44 acres) are held by a 5 year renewable lease from Parador Mining Company, requiring $500 monthly rental payments to Parador Mining Company, which has retained a 5% gross royalty on revenues from uranium sold from the property. The Parador area was mined for up to 600,000 pounds U3O8 at a grade of 0.24% by other companies in the 1970s. The extent of further mineral resources on the properties is presently unknown.

        The geological and geophysical data acquired with the Pioneer Nuclear, Inc. ("PNI") library may assist YSFC in evaluating the viability of the various uranium claims to in-situ processing. This library of information was assembled in the 1970s by PNI in its uranium exploration program, and the library was acquired from a person in exchange for shares of YSFC common stock.

        As of the date of this Annual Report on Form 10-K, YSFC is negotiating to acquire additional properties in Converse, Fremont and Sweetwater Counties, Wyoming which in some instances will include certain tangible assets. However, there are no contracts or agreements in principle for such acquisitions at this report date.

        YSFC will require additional funding to maintain its property acquisition program, conduct the geological and engineering studies on properties to evaluate their suitability to in-situ recovery methods, and to build and operate in-situ recovery facilities on suitable properties. YSFC is currently seeking additional funding, but there is no assurance that such funding will be obtained.

        In fiscal 1997, USE and USECC entered into several agreements with YSFC, including a Milling Agreement through Plateau Resources. The Shootaring Canyon mill facilities will be available to YSFC to transport uranium concentrate slurry and loaded resin to the mill and process it into uranium concentrate ("yellowcake"), for which Plateau will be paid its direct costs plus 10%. Other agreements include a Drill Rig Lease Agreement for YSFC to have access to USE drilling rigs at the prevailing market rates; an Outsourcing and Lease Agreement for assistance from USECC accounting and technical personnel on a cost plus 10% basis and a sublease for 1,000 square feet of office space for $1,000 per month; and a Ratification of Understanding by which USECC will offer to YSFC (with a reserved royalty in amounts to be agreed on later) any uranium properties amenable to in-situ production which USECC acquires or has the right to acquire. In return, YSFC will offer to USECC ( with a reserve royalty in amounts to be agreed on later) uranium properties amenable to conventional mining methods which YSFC acquires or has the right to acquire. USECC also will make its library of geological information and related materials available to YSFC . YSFC also has a Storage Agreement with GMMV by which YSFC stores used low-level contaminated mining equipment purchased from a third party at GMMV's Sweetwater Mill; YSFC is responsible for any bonding and handling obligations for the stored equipment, and pays GMMV nominal rent for the storage.

SHEEP MOUNTAIN PARTNERS ("SMP")

        PARTNERSHIP. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Nukem is a uranium brokerage and trading concern. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996. USE and Crested filed petitions for confirmation of the Order and Award with the U.S. District Court of Colorado and the Court has entered a Second Amended Judgment confirming the monetary and equitable provisions of the Order and Award. See "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation".

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

        USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to SMP, in which USECC received an undivided 50 percent interest. Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions.

        SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation.

        PROPERTIES. SMP owns 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc.; the rates are from one to four percent on recovered uranium concentrates. Thirty-eight claims were conveyed by PMC to SMP in August 1996, see below.

        Various structures and equipment are located on the properties including three operating and three non-operating mine headframes with hoists; maintenance shops; offices; and other buildings, equipment and supplies. An ion-exchange plant is located near the SMP properties, but is held by USECC and not SMP.

        Until recently, SMP also had interests in 59 an additional unpatented mining claims, one State mineral lease and one State surface use lease, which had been conveyed to Pathfinder Mines Corporation ("PMC"). In August 1996, PMC conveyed 38 of the 59 claims to SMP, retaining 21. SMP chose to retain only 3 of the 38 claims. These SMP properties contain a previously-mined open-pit uranium mine and three underground mines. PMC has the right to mine a portion of these properties (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to SMP. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to SMP. Conversely, SMP has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC had conducted an exploration program on a portion of these properties, and has advised the Company that it does not intend any further development. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

        An ion exchange plant on the SMP properties is owned USECC and was used to remove natural soluble uranium from mine water. USE, on behalf of USECC, has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. Management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation. See "Environmental" below.

        PROPERTY MAINTENANCE. As operating manager for SMP, USECC is responsible for exploration, mining, and care and maintenance of SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. During the SMP arbitration/litigation, Nukem/CRIC refused to allow SMP to pay USECC for care and maintenance and other work performed on the properties since the spring of 1991. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at May 31, 1996". As part of the Order and Award made on April 18, 1996, the Arbitration Panel awarded USECC $2,065,989 for

Nukem/CRIC's 50% share of care and maintenance expenses for the SMP properties plus interest of $446,834 to March 31, 1996 and per diem cost of $616 thereafter. See Item 3, Legal Proceedings Sheep Mountain Partners Arbitration/Litigation - Stipulated Arbitration." Currently, USECC has a maintenance staff on site to care for and maintain the mines and pump mine water to prevent flooding of the mines, which could destroy equipment and the concrete lined vertical shafts accessing the various levels of uranium mineralization.

        SMP MARKETING. Nukem, Inc. was engaged by SMP to provide SMP with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was concurrently assigned to and assumed by Nukem.
Nukem was to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts plus an additional long-term contract with PSE&G that was awarded to SMP by the Arbitration Panel (four of these contracts remain) for sales of uranium originally to eight domestic utilities. SMP's uranium supply contracts are either base-price escalated or market-related (referring to how price is determined for uranium to be delivered at a future date). Base-price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. Two of the base priced contracts have been fulfilled and the third base-price escalated contract of SMP, required delivery of 130,000 pounds of uranium concentrates in 1997 which was made, completing that contract. The fourth contract calls for delivery of 750,000 lbs. U3O8 through 2001. Prices of uranium for deliveries under the base-price escalated contract currently exceed prices at which uranium can be purchased in the spot market.

        Under the market-related contracts, the purchaser's cost depends on quoted market prices based on estimated prices at which a willing seller would sell its U3O8 during specified periods before delivery. Some of these contracts place a ceiling on the purchase price, substituting a base-price escalated amount, if the market price exceeds a certain level. Under the terms of the various market-price related contracts, SMP is required to deliver from 250,000 to 900,000 pounds of U3O8 annually from 1997 to 2000, which amounts may be increased or decreased by specified percentages.

        Through fiscal 1997, USECC and its affiliates have satisfied most of these contracts with uranium concentrates previously produced by SMP, borrowed from others, or purchased on the open market. The future role of Nukem in making deliveries under these contracts on behalf of SMP cannot be assured notwithstanding the April 18, 1996 Order and Award of the Arbitration Panel. See "Legal Proceedings -
 Sheep Mountain Partners Arbitration/Litigation."

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

        URANIUM MARKET INFORMATION. There are currently nine producers of uranium in the United States, which collectively produced 5,800,000 pounds of U3O8 during calendar 1995 and produced approximately 6,300,000 pounds in calendar 1996. Production in the U.S. for 1997 is estimated at 7,000,000 pounds. In addition, there are several major producers in Canada (Cameco, Cogema Canada, Ltd., Rio Algom and Uranerz); Australia (Energy Resources of Australia and
Pancontinental Mining, Ltd.); Africa (Cogema and RTZ's Rossing unit), and Europe, which collectively produced about 66,000,000 pounds of U3O8 during calendar year 1996 and are expected to produce approximately

73,000,000 pounds in calendar 1997. Several members of the Commonwealth of Independent States ("CIS"), also export uranium into the western markets although the amount of such exports to the United States and European markets are currently limited.

        Uranium is primarily used in nuclear reactors to heat water which drive turbines and generators generating electricity. According to the Uranium Institute based in London, England ("UI"), nuclear plants generated approximately 17% of the world's electricity in 1996, up from less than 2% in 1970. According to the UI, through the year 2000, nuclear generating capacity is expected to grow at 1 % per annum primarily as a result of new reactor construction outside the United States and increased efficiencies of existing reactors.

        In 1996, 442 nuclear power plants were operating and 36 were under construction worldwide, according to the International Atomic Energy Agency. The plants combined to generate more than 23 trillion kilowatt hours of electricity last year. Five plants totaling 5,717 megawatts - including Tennessee Valley Authority's Watts Bar 1 - began commercial operation in 1996. Uranium consumption by Western World commercial reactors has increased from about 60,000,000 pounds in 1981 to approximately 142,000,000 pounds in 1996.

SUPPLY AND DEMAND

        From the early 1970s through 1980, the Western World uranium industry was characterized by increasing uranium production fueled by overly optimistic projections of nuclear power growth. From 1970 to 1985, production exceeded consumption by approximately 500,000,000 pounds. By the end of 1985 enough inventory had been amassed to fuel Western World reactor needs for over five years. In response, sales of excess inventory followed and prices plummeted from highs above $40 per pound in 1979 to below $8 per pound in 1992. As prices fell, Western World production declined dramatically from a high of 115,000,000 pounds in 1980 to a low of 57,000,000 pounds by 1994. Since 1985, consumption of uranium in the Western World has exceeded Western World production by over 400,000,000 pounds. In 1995, consumption of uranium in the Western World was 129,000,000 pounds, nearly double the production of 66,000,000 pounds by Western World producers. In 1996, Western World consumption rose to an estimated 142,000,000 pounds, while production increased only to an estimated 74,000,000 pounds. Accordingly, by the end of 1995, excess inventory levels in the Western World (inventory in excess of preferred levels) had been reduced to less than two years of forward reactor requirements, and excess inventories in the U.S. had been reduced to less than one year of projected forward requirements. This trend continued in 1996 and 1997.

        Countering the drawdown of Western World inventories and contributing directly to the downturn of market prices was the importation, starting in 1989, of uranium from the CIS republics, and to a lesser extent, from Eastern Europe and mainland China. As the result of an anti-dumping suit in 1991 filed in the U.S. ("CIS Anti-dumping Suit") against republics of the CIS, suspension agreements were signed by six CIS republics (Russia, Ukraine, Kazakhstan, Uzbekistan, Kyrgstan and Tajikistan) in October 1992, which applied price related volume quotas to CIS uranium permitted to be imported into the U.S.

        The Russian Suspension Agreement was amended in March 1994 allowing for up to 43,000,000 pounds of Russian uranium to be imported into the U.S. over the 10 years beginning March 1994, but only if it is matched with an equal volume of new U.S. production. Based on U.S. consumption for the 1994-2003 period (as reported or projected by the Department of Energy), the matched volumes could account for up to 18% of the supply to the U.S. market during this period.

        In 1995, the Republics of Kazakhstan and Uzbekistan concluded negotiations with the U.S. Department of Commerce to amend their respective suspension agreements. Both amendments lowered initial prices relating to their respective import quotas allowing imports to occur. Additionally, the amendments require that uranium mined in those Republics and enriched in another country for importation in the U.S. will count against their respective quotas. The Uzbekistan amendment replaces the price-tied quota system with one based upon U.S. production rates after October 1997. As U.S. rates increase, additional imports from Uzbekistan are allowed.

        Although these amendments to the suspension agreements may increase the supply of uranium to the U.S. market, they provide increased predictability concerning CIS imports into the U.S. Due to declining production levels in the CIS republics, uranium from these sources has recently been difficult to obtain. Consequently, the market impact of CIS primary production may be diminishing.

        In January 1994, the U.S. and Russia entered into an agreement (the Russian HEU Agreement") to convert highly enriched uranium ("HEU"), derived from dismantling nuclear weapons to low enriched uranium ("LEU") suitable for use in nuclear power plants. At a projected maximum conversion rate for HEU and LEU, approximately 18,000,000 pounds of U3O8 will be available to Western World markets.

        In 1996, the U.S. Congress passed legislation in compliance with the suspension agreements which allows the converted HEU material to be sold in the U.S. marketplace at an annual rate not to exceed 2,000,000 pounds in 1998, increasing gradually to 20,000,000 pounds in 2009. At this maximum rate, HEU material could supply approximately 40% of annual U.S. reactor requirements projected for 2009. However, the Russians may require much of the material for its own internal use and the amounts which may be imported into the U.S. cannot be predicted. In addition, an uncertain amount of HEU material is allowed to be used in the U.S. for overfeeding of enrichment facilities and as a source of Russian uranium for matching sales.

        Industry analysts expect annual Western World consumption to be at levels between 135,000,000 and 150,000,000 pounds U3O8 through 2001. The Company estimates that between 30,000,000 and 40,000,000 pounds of this demand could be filled by a combination of government stockpiles (including converted Russian and U.S. HEU) and imports from CIS republics and former Eastern Bloc countries. To achieve market equilibrium by 2001 primary production in the Western World will need to supply between 95,000,000 and 120,000,000 pounds U3O8 on an annual basis subject to some adjustment for any remaining inventory drawdown and limited uranium reprocessing. Production from existing facilities in the Western World, however, is projected to decline from current levels to approximately 57,000,000 pounds U3O8 by 2001 as reserves are depleted. New production therefore will have to be brought on line to fill a potential annual gap of between 38,000,000 and 63,000,000 pounds U3O8. While current price levels may sustain 1996 production levels, USECC believes that higher prices will be needed to support the required investment in new higher cost production as lower cost production reserves are depleted.

        1996 was also a transition year in the industry as the spot price for U3O8 concentrates rose to a high of $16.60 per pound in July 1996 following a surge in spot buying activity. Since then the spot price has declined to $10.30 per pound. And, while the spot price has eroded to 1995 levels, USECC believes that it is only a reflection of a near term equilibrium of supply and demand that was fueled by utilities exercising option flexibilities of up to an additional 50% of contracted volumes of material as the spot price climbed during 1996. On the contrary, utilities have also likely exercised downward flexibilities of up to 50% of contracted volumes as the spot price has declined to levels below contracted prices and are planning to buy materials at a lower price.

        Overall, USECC believes that adequate supply of U3O8 material to meet firm demand cannot be sustained at spot price levels below $15.00 per pound. And, while production remains at levels just above 50% of consumption in the Western World, existing and planned production will not sufficiently meet supply either, even if new production comes on stream as planned.

        In the near term, USECC believes that the spot price for U3O8 will rise to mid teen levels and remain there for a period before trending upwards to the low $20s for a sustained period of time. If there is any disruption in HEU supply or new planned capacity, USE believes the price will increase to much higher levels.

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

                                                NUEXCO EXCHANGE VALUE
                                                ---------------------
             Years Ended                         US $/POUND OF U3O8
               MAY 31,                        HIGH                   LOW
            -------------                     ----                   ---
               1992                         $  9.05              $  7.75
               1993                           10.05                 7.75
               1994                           10.20                 9.25
               1995                           11.00                 9.50
               1996                           16.60                13.00
               1997*                          14.80                10.30

               * Through September 1, 1997.

        NUEXCO's restricted market values ("U.S. NEV") apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

GOLD

LINCOLN PROJECT (CALIFORNIA)

        SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine and the 2,800 foot Stringbean Alley decline) in the Mother Lode Mining District of Amador County, California, held by a mining joint venture known as the Sutter Gold Venture ("SGV"). The entire interest of SGV is now owned by USECC Gold L.L.C., a Wyoming limited liability company, which is a subsidiary of Sutter Gold Mining Company, a Wyoming corporation ("SGMC").

        In fiscal 1997, SGMC completed private financings totalling a net of $7,115,100 ($1,271,600 through a private placement conducted in the United States by RAF Financial Corporation, and $5,843,500 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,411,816 from these financings (after deduction of commissions and offering costs) are being applied to pre-production mine development, mill design, and property holding and acquisition cost. SGMC anticipates production mining will commence in mid- calendar 1998 and that by that time, construction of a 500 ton per day gold mill will have been completed. Additional financing will be sought in 1998 to complete mill construction and start production mining.

        As of the date of this Annual Report on Form 10-K, SGMC is preparing to apply for listing on the Toronto Stock Exchange. SGMC does not have any class of its securities registered with the Securities and Exchange Commission, and none of its securities are traded in the United States.

        After completion of the two private financings, and taking into account a restructuring of the ownership of USE and Crested in SGMC (and additional issue of 75,000 shares to settle a dispute with Amador United, see below), USE and Crested each own the following securities of SGMC:

        (a) 30.7% and 3.2% of the outstanding shares of Common Stock which would be reduced to 23.5% and 2.5%, respectively, in the event outstanding warrants held by the Canadian investors to purchase 1,454,800 more shares of Common Stock are exercised at Cdn$6.00 per share 18 months from the date of closing of the Offering and the outstanding warrants held by C.M. Oliver to purchase 145,480 more shares of Common Stock are exercised at Cdn$5.50 per share, before May 13, 1999. The preceding percentages of SGMC Common Stock do not reflect 345,200 warrants that may be sold in the Offering or shares that may be acquired by USE and Crested pursuant to the USECC $10,000,000 Contingent Stock Purchase Warrant (described below) issued as consideration for the voluntary reductions in the ownership of SGMC shares by USE and Crested. One reorganization of the capital structure was required by RAF Financial Corporation in connection with its private placement of SGMC shares, and the other was required by C.M. Oliver & Company Limited in the Canadian private placement.

        (b) A $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") was issued to USE and Crested in connection with the restructuring of SGMC. The USECC Warrant is owned 88.9% by USE and 11.1% by Crested. The USECC Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at minimum vein thickness of 4 feet), USE and Crested will be entitled to acquire additional shares of Common Stock from SGMC (without paying additional consideration). The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USECC Warrant. The USECC Warrant is to be exercised semi-annually. However, as an alternative to exercise of the USECC Warrant, SGMC has the right to pay USE and Crested US$25 in cash for each new ounce of gold (payable out of a maximum of 60% of net cash-flow from SGMC's mining operations). Additions to reserves will be determined by an independent geologist agreed upon by the parties.

        In fiscal 1997, SGMC issued 75,000 shares of Common Stock to Amador United Gold Mines to settle certain disputes between such company and SGMC, USE and Crested (see "Properties" below). In addition, SGMC bought about one-third of the outstanding shares of Keystone Mining Company owned by The Salvation Army. The Keystone Mining Company owns property in the Lincoln Project leased to SGMC.

        Effective June 1, 1996, SGMC entered into a Management Agreement (dated as of May 22, 1996) with USE under which USECC provides administrative staff and services to SGMC. USECC is reimbursed for actual costs incurred, plus an extra 10% during the exploration and development phases; 2% during the construction phase; and 2.5% during the mining phase (such 2.5% charge to be replaced with a fixed sum which with parties will negotiate at the end of two years starting when the mining phase begins). The Management Agreement replaces a prior agreement by which USE provided administrative services to SGMC.

        PROPERTIES. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The majority of these properties were acquired from Meridian Minerals Company and the balance were acquired in 1995 and 1994. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside Sutter Creek.

        On October 1, 1996, SGMC entered into three letter agreements (the "Lincoln Letter Agreements") with the property owners of 185 acres ("185 Acre Property") on the west side of California State Highway 49 ("Hwy 49") and 32.58 acres ("32 Acre Property") of minerals which include 20.5 acres of surface on the east side of Hwy 49 adjacent to the Stringbean Decline. The 185 Acre Property is the proposed new location for the Surface Fill Unit and the 32 Acre Property provides the land necessary for access and utility easements to Hwy 49. Formal agreements have been submitted for execution but are awaiting approval of the probate court of an estate of a deceased who owned an interest in the properties.

        The 185 Acre Property, which includes the surface and mineral rights, is being purchased for $2,000 per acre (or $370,000) plus a 2% net smelter royalty on any precious metals produced from this property. SGMC also agreed to purchase for $185,000 the rights to the certified Environmental Impact Report ("EIR") on the 185 Acre Property. The EIR saves SGMC approximately six to nine months of permitting time. Payments for the 185 Acre Property and the EIR are monthly with the final payments to be made before the construction of a surface fill unit for the property (the "Surface Fill Unit"). The purchase of the 185 Acre Property and EIR is contingent on SGMC obtaining an amendment to the Conditional USE Permit to allow the placement of processed ore in to the Surface Fill Unit on this property.

        The transaction contemplated with respect to the 32 Acre property contains two separate components. The first is the purchase of the road access and utility easements and the second is a lease of the mineral rights on this property. The purchase price of the easements is $15,000 which is to be made in three equal payments. SGMC is obligated to spend up to $15,000 to quiet title both the surface and mineral rights. Upon successful quiet title, SGMC is obligated to complete a two year exploration program of mapping and core drilling of at least 1,000 feet or in lieu of drilling make a $5,000 payment. If an ore reserve can be developed on the 32 Acre property (in SGMC's sole judgment) then SGMC will enter into a lease with the owners and pay up to a 4% net smelter royalty on minerals extracted from the 32 Acre Property with a minimum annual payment of $2,500 tied to the Gross Domestic Product Implicit Price Index ("GDPIP") (base year shall be the year the quiet title on the 32 Acre property is obtained). Lease payments will be offset by the earned royalties in excess of $15,000 escalated by the GDPIP.

        Surface and mineral rights total holding costs will be approximately $225,000 from April 1, 1997 through May 31, 1998, including $45,000 for payments on two parcels (9.1 acres) bought in 1994; an estimated $30,000 for one-time costs to acquire surface easements on the 32 Acre property to access the mill site from California State Highway 49; and property taxes of approximately $35,000 for the year ended May 31, 1997 Annual property taxes are estimated to increase to more than $100,000 when the Lincoln Project is built and put into operation. Estimated acquisition costs for the 185 Acre Property and the EIR on the 185 Acre Property will be approximately $600,000.

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

        Amador United Gold Mines ("Amador United") was a prior owner of certain leases which it conveyed to the Lincoln Project when the project was owned by Meridian Minerals Company ("Meridian"). In return for its conveyance of such leases Amador United received a right of first refusal to buy the Lincoln Project and a 20 percent net profits interest in production from any of the Lincoln Project properties. In fiscal 1997, Amador United sold all of its rights in the Lincoln Project to SGMC, in consideration of SGMC issuing 75,000 shares of Common Stock to Amador United.

        A separate holder of four of the properties that were assembled by Meridian into the Lincoln Project holds a 5 percent net profits interest on production from such properties, which was granted by Meridian when it acquired the properties. The "net profits" generally will be equal to gross mineral revenues less an amount equal to 105 percent of numerous categories of costs and expenses. An additional 0.5 percent net smelter return royalty is held by a consultant to a lessee prior to Meridian's acquisition of the properties, which
0.5 percent interest covers the same four properties in the Lincoln Project.

        Through May 31, 1997, there has been an estimated $20,000,000 of spending in the Lincoln Project by Meridian, USECC Gold and their predecessors to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, permitting costs, holding costs, and related general and administrative costs. The amount of such expenditures during the 1997 fiscal year was approximately $572,700 ($637,300 in 1996). Certain of the expenditures have been expensed and the rest have been capitalized as assets.

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

        Using a cutoff grade of 0.25 ounces of gold per ton in place, PAH estimates the Lincoln Project contains 194,740 tons of proven and probable reserves grading 0.57 ounces of gold per ton. If operating economics indicate a lower cutoff grade is feasible, the tonnages for the stated reserves would be increased. Historical data (underground maps and production records) from historic (now closed) mines within the Lincoln Project boundaries indicate certain areas of those mines were not "mined out", such that additional mineralized resources may exist on the property.

        The geology within the Lincoln Project is typical of the historic Mother Lode region of California, with a steeply dipping to vertical sequence of metavolcanic and metasedimentary rocks hosting the gold- bearing veins.
Depending on location along the strike length on the vein systems, the gold-bearing veins are slate, metavolcanic greenstone, or an interbedded unit of slates and volcanics. The Lincoln Project covers over 11,000 feet of strike length along the Mother Lode vein systems.

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

PROPOSED MINE PLAN

        General. SGMC is evaluating different mine plans for properties within the Lincoln Project. The mine plan summarized below is allowed by the CUP. Different plans will require an amendment to the CUP, which may add several months to the time required to obtain final approvals to commence operations on the properties affected. It should be noted that the mine workings actually developed may vary substantially from the plan adopted, depending on the different conditions and grades of mineralization that are encountered.

        SGMC proposes to mine the Lincoln and Comet Zones initially by access through the existing Stringbean Alley decline. Production will be by overhand cut-and-fill and open sub-level stoping techniques. Screened tailings from the mill's flotation circuit (support fill) will be used to back fill the stopes, which will stabilize the hanging and foot wall vein rocks, and greatly reduce the volume of processed ore going into the Surface Fill Unit.

        Mining (ore extraction) is anticipated to start by mid-1998, at a rate increasing up to 500 tons per day ("tpd") during the first six months of mining operations. Ore initially will be taken to surface with ore trucks through the existing Stringbean Alley decline. A new underground level is planned to be driven at 1,000 feet above sea level, (approximately 120 feet below surface) during the next six months. Mining will coincide with development of additional stopes and may allow an increase in mine production up to 1,00 tpd in approximately the third year of operation. After the first 18 months of operations, which is a condition in the Conditional Use Permit, it is anticipated that the Lincoln decline connecting the Stringbean Alley decline and the surface of the approved mill site will have been completed, running underground from near underneath the location of the mill site to the mine's 1,000-foot level. The Lincoln decline would run for 1,850 feet at an inclination of minus 19% (cross section 12 feet by 12 feet), and will be used for access of personnel and supplies to the underground workings as well as for ore haulage up the decline by conveyor thus eliminating ore haulage on the surface from the portal of the mine to the mill.

        SGMC has applied to amend the CUP to relocate the mill to eliminate the need to drive the Lincoln decline and to minimize haulage to the mill and other operating costs. It is anticipated that the land acquisition costs for such relocation would be significantly less than the added capital costs and operating costs to drive and operate the Lincoln decline. However, such application has not yet been approved.

        Pre-Production Development. Current access to the mine is through the Stringbean Alley decline, the portal of which is 1,183 feet above sea level leading to the bottom of the decline at 835 feet above sea level. This decline was driven to access the Lincoln and Comet Zones, both of which were originally core drilled from the surface, with the Comet Zone thereafter core drilled from underground. Raises have been started in the "M" vein of the Comet Zone section on 200-foot centers to establish stoping areas to access ore. The raises will provide access, ventilation, fill access and escape ways for initial stopes. Further crosscuts will be driven for more stopes as the Stringbean Alley decline is extended and levels driven out horizontally.

        Underground mine water seepage into the Stringbean Alley decline is approximately 5 to 15 gallons per minute, depending on the season. Accumulated water in the decline is now being pumped through a treatment plant located underground in the Stringbean Alley decline. The plant removes arsenic and other naturally occurring minerals, and the treated water is discharged by spray evaporation at the surface. This plant will continue treating mine seepage water as the mine goes into production. The treated water not used underground in operations will be pumped to the surface for mill operations as needed.

        Production. All veins will be drifted on the first floor above the crosscuts, which will serve as the bottom floor of the stopes. Raises will be driven to the level above for ventilation and access for fill. Initially, in the Comet Zone, these raises will be driven on 200-foot centers and, assuming continuity of ore, will be two steps, one on either side of the raise. Ore will be mined out of stopes with the overhand cut and fill open sub-level stoping methods, with each layer of stope filled back in with mill tailings which have been recycled from the surface mill facility. Broken ore will be loaded onto 15-ton underground trucks and hauled over to the underground crushing station, then either transported to the surface via truck up the Stringbean Alley decline or, if the Lincoln decline is driven, via the ore conveyor belt.
        Concurrently with production mining, SGMC intends to maintain an aggressive underground development program to delineate (on an on-going basis) two to three years of developed ore in sight.

MILL PLAN

        General. The proposed mill process essentially involves three stages: first, wet grinding of the ore into fine particles in a semi-autogenous grinder ("SAG") mill, with the resulting finely-milled ore run through a gravity process to remove free particles of gold through gravity; second, ore containing gold which was not captured in the first gravity process will be fed to a ball mill for more grinding. The resulting finely-ground material is run through a second gravity recovery circuit into flotation cells for mixing with non-toxic chemicals and water to further remove gold from the ore (referred to as the flotation stage); and third, processing the flotation concentrate with dilute sodium cyanide to chemically remove most of the remaining gold. The mill is designed to produce three gold-bearing products: free gold, a high-grade gravity concentrate, and a Merrill-Crowe precipitate. All three will be smelted to a dore bullion for shipment to a precious metal refinery. SGMC is also considering selling the flotation concentrate rather than installing a Merrill-Crowe circuit to precipitate gold. An economic analysis of this alternative is being completed by SGMC.

        In fiscal 1992, SGMC's predecessors mined 8,000 tons of material, including waste rock and low grade mineralization, out of drifts and raises off the Stringbean Alley decline, which were processed through a nearby mill in a bulk sampling program to test mining techniques and mill recoveries. Milling results indicated at least 94% of the gold in the ore should be recoverable with a combination of gravity, flotation and cyanidation milling circuits. Approximately 1,400 ounces of gold were recovered in this program. PAH believes the mill recovery rate should be between 93% and 95% using the proposed gravity, flotation and cyanidation milling circuits. In its prefeasibility study, PAH used a 90% mill recovery rate because in its study, the mill was designed to recover gold in only a single stage gravity circuit. Since the PAH prefeasibility study, Lookewood Greene Engineers, Inc. of Dallas, Texas has designed a new mill circuit to recover 95% of the gold.

        The central mill building (exclusive of attached lab and other support facilities) will cover up to approximately 20,000 square feet. If warranted, mill capacity may be increased beyond 500 tpd in the second year of operations, since the CUP allows for up to 1,000 tpd mining and milling operations.

        Possible Alternative Mill and Waste Management Sites. SGMC presently is evaluating a possible relocation of the waste management unit (or Surface Fill
Unit) site and the mill site. Although this relocation would require the purchase of additional properties, and an amendment to the CUP, management of SGMC believes the cost will be more than offset and would be recovered in approximately five years by dropping the land surface leases for which the waste management sit is currently approved. Net capital savings could be significant if the new approach is adopted. The proposed new mill site also is anticipated to significantly reduce operating costs through reductions in hauling distance; elimination of the need for constructing the Lincoln decline; and the need to build large dams, and the hauling costs of importing clay for pond liners.

MOLYBDENUM

        As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties.

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

        The Agreement with AMAX also provides that USE and Crested are to receive $2,000,000 (one-half to each), at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 received by AMAX. USE and Crested have asserted that the acquisition of AMAX by Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax has rejected such assertion and USE and Crested are considering their remedies.

        Subsequent to May 31, 1994, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar 1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised their option in August 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties resumed in the second quarter of calendar 1996, however, the payment was not received until June 1996, being the first quarter of fiscal 1997. In fiscal 1997, $207,300 was received by USECC from advance royalty payments.

MOLYBDENUM MARKET INFORMATION

        Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

        The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when AMAX was acquired by Cyprus.

        Worldwide demand for molybdic oxide in calendar 1996 was reported at approximately 230,000,000 pounds, its highest level ever. Production for that period was about 225,000,000 pounds. There is however, excess capacity from the primary molybdenum mines which are currently not producing. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1998.

        Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical grade molybdic oxide (the principal product) in September 1994, to $15.50 - $17.50 per pound in February 1995. However, by May 31, 1996, prices declined to $3.00 - $3.35 per pound but are in the $4.00 to $4.40 per pound range in September 1997.

PARADOR MINING (NEVADA)

        USE and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), on certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party (now known as Barrick Bullfrog, Inc.). USE and Crested have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

        USE, Crested and Parador informed BGBI that payments are owed to them pursuant to extralateral rights on the claims. BGBI in turn initiated legal proceedings to establish the rights of the various parties in the claims. Thereafter, Parador notified BGBI that BGBI had defaulted in its lease and that Parador had terminated the lease. BGBI denies that it has defaulted. A trial on the bifurcated issue of extralateral rights only to the court in December 1995 resulted in a decision that Parador had failed to meet its burden of proof to establish that its claims are entitled to assert extralateral rights and that Parador, USE and Crested have no right, title or interest in the adjacent BGBI claims. Parador, USE and Crested filed an appeal of this ruling as erroneous as a matter of law but the appellate court dismissed the appeal as being premature. The remaining issues have not been considered or set for trial. See Item 3, "Legal Proceedings - BBGI Litigation".

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

        ENERGX, LTD. FORT PECK GAS PROJECT. Energx, Ltd., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Assiniboine and Sioux Tribes, signed in October 1993 an "Agreement Between The Assiniboine and Sioux Tribes of the Fort Peck Indian Reservation and Energx, Ltd. to Explore, Develop and Produce Shallow Gas." This Agreement has been approved by the Secretary of the Interior and the United States Bureau of Indian Affairs. In the fourth quarter of calendar 1995 Energx drilled and tested three exploratory wells, in conjunction with NuGas Resources U.S. Inc. ("NuGas"). These three were all dry holes, having been drilled under a farmout agreement with Placid (see below); these three wells counted against the eight well commitment under this Agreement (see below). Energx (and NuGas) drilled five more exploratory wells during the fall of 1996. All five of these wells were dry holes. All eight dry holes were funded by NuGas in accordance with the provisions of the Agreement. Due to the fact that all eight holes were dry, NuGas has no further obligations to drill under the Agreement. Since the fall of 1996 there has been no other exploration or drilling activities performed by Energx or NuGas under this Agreement. Reclamation of the dry hole bores began in 1997. Energx may terminate or farmout the Fort Peck Gas Project if further exploration work does not appear to be warranted.

        NUGAS RESOURCES (U.S.) INC. AGREEMENT. By the Joint Venture Agreement ("JVA") with Energx dated July 18, 1994, NuGas was obligated to Energx to drill and complete (or abandon) at NuGas' sole expense, eight exploratory shallow gas wells on the Fort Peck Reservation by July 1, 1996, which was extended to July 1, 1997, to earn a one-half interest in Energx' rights under the Fort Peck Shallow Gas Agreement.

        NuGas contributed $100,000 to pay for costs of acquiring leases and easements on non-Tribal lands contiguous to Tribal lands, to assemble adequate sized drilling units for the first eight exploratory wells. In fiscal 1995 Energx received $200,000 under the JVA as a prospect generation fee. Energx is operator of record, while NuGas is field operator.

        NuGas is a subsidiary of a Toronto Stock Exchange company with substantial experience in shallow gas exploration and production, principally in the northern plains states and Canada.

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

        WIND RIVER BASIN, WYOMING - MONUMENT BUTTE PROSPECT. During the 1996 fiscal year, Energx terminated BLM leases covering approximately 13,000 acres in Fremont County, WY, which were believed to be prospective of shallow coalbed methane and conventional stratigraphic natural gas and oil deposits. Energx wrote off $328,700, the cost of acquiring and holding these leases in fiscal 1996.

        FUNDING ENERGX: Energx operations to date have been funded with USECC equity investments and advances, and transaction revenue (the NuGas prospect generation fee). Energx expects to fund future operations by private financing and industry participation. However, equity financing as well as industry participation of natural and coalbed methane gas projects may be difficult to obtain. Accordingly, in fiscal 1998 Energx will continue to monitor its Fort Peck positions to evaluate whether to continue to seek to find gas on the tribal lands.

                              COMMERCIAL OPERATIONS

BRUNTON.

        On February 16, 1996, USE completed the sale of 8,267,450 shares of common stock, $0.01 par value (the "Stock") of Brunton to Silva Production AB, a closely held Swedish corporation ("Silva"), pursuant to the terms of a Stock Purchase Agreement dated January 30, 1996 (the "Agreement") by and between USE and Silva. Brunton is engaged in the manufacture and marketing of professional and recreational outdoor products and at the time of its sale Brunton was 100% owned by USE. The sale was prompted in part by USE's desire to focus on its core business of acquiring and developing mineral properties and mining and marketing minerals, particularly uranium and gold. The Stock constitutes all of the issued and outstanding shares of Brunton owned by USE as of the date of the sale including 90,750 shares held in Brunton's treasury.

        The purchase price for the Stock was $4,300,000, which was a negotiated price based on an Adjusted Shareholder's Equity in Brunton (as defined in the Agreement) as of January 31, 1996 of $2,399,103. USE received $300,000 upon execution and delivery of the Agreement, approximately $3,000,000 by wire transfer from Silva at closing and an agreement (promissory note) by Silva to pay USE $1,000,000 in three annual installments of $333,333 each, together with interest at the rate of 7% per annum, such installments to be paid on February 15, 1997, February 15, 1998 and February 15, 1999.

        In addition, Silva agreed that, in the operation of Brunton, Silva will cause the existing Brunton products and operations (including lasers and other new products being developed by Brunton at the time of the sale) to be a separate profit center and to pay USE 45% of the net profits before taxes derived from that profit center for a period of four years and three months commencing February 1, 1996. The first such net profits payment will be made on or before July 15, 1997 for the period from February 1, 1996 through April 30, 1997, if net profits are earned for such period. The profits payment for the period February 1, 1996 through April 30, 1997 of $292,600 was received after May 31, 1997. Additional net profits payments will be made, on July 15, 1998, July 15, 1999 and July 15, 2000, if net profits are earned for the corresponding twelve month period. There can be no assurance that Brunton will earn net profits for any such period and therefore there can be no assurance that any such net profits payment will be received by USE.

        The assets of Brunton that were acquired by Silva through the purchase of the Stock consist of certain real estate housing Brunton's headquarters and manufacturing operations in Riverton, Wyoming; Brunton's working capital; equipment, inventory, machinery, personal property and all of Brunton's intellectual property rights. Certain items of equipment and personal property were withheld by USE from the Agreement and transferred from Brunton to USE, by mutual agreement with Silva, for USE's assumption of the indebtedness thereon. Such items include depreciated mining equipment, real estate not used in Brunton operations, and miscellaneous other equipment, as well as 225,556 shares of USE's common stock, par value $0.01 per share, and options to purchase 150,000 shares of USE's common stock for $3.50 per share; 160,000 shares of Crested common stock, par value $0.001, and options to purchase (from Crested) 300,000 shares of Crested common stock for $0.40 per share, all of which were previously owned by Brunton. USE subsequently transferred to Plateau 125,556 shares of USE (and options to purchase 75,000 shares of USE), plus 60,000 shares of Crested (and options to purchase 150,000 shares of Crested) in partial payment of debt owed to Plateau by USECC. The remaining 100,000 USE shares (and options to purchase 75,000 USE shares), plus 100,000 Crested shares (and options to purchase 150,000 shares of Crested) were transferred to SGMC.

        Also at closing, USE paid Brunton $171,685 for product purchases and accrued rentals on mining equipment owned by Brunton. The equipment was transferred to USE at closing and the USE paid off $273,000 in bank debt previously incurred by Brunton in connection with a loan purchase the equipment from USE.

        The sale eliminated Brunton's manufacturing and/or marketing of professional and recreational outdoor products from the commercial segment of USE's business for fiscal 1997 and thereafter, except to the extent that there are net profit payments from Silva over the next four years. For the fiscal year ended May 31, 1996, Brunton's sales provided 19% of net revenues of USE, compared with 49% of net revenues for fiscal year ended May 31, 1995 (before reclassification to reflect Brunton as discontinued operations with respect to the Company). For fiscal 1997, the inability to include Brunton's operations with USE's other operating revenues has increased the operating losses for USE. However, USE hopes to develop other profitable businesses, such as Plateau's uranium business or FNG's construction business, to replace the profits of Brunton. See Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" at May 31, 1997.

REAL ESTATE AND OTHER COMMERCIAL OPERATIONS

        USE owns varying interests, alone and with Crested, in affiliated companies engaged in real estate, transportation, and commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these subsidiaries in these business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah. Until it was sold in April 1996, USECC also owned and managed a mobile home park in Riverton, Wyoming. See Part III, Item 12, "Certain Relationships and Related Transactions Transactions with Arrowstar Investments, Inc.". WEA owns and operates an aircraft fixed base operation with fuel sales, flight instruction services and aircraft maintenance in Riverton, Wyoming.

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

        USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation. In the interim, USE and Crested sold 9 and 19 lots at Jeffrey City for an aggregate of $21,150 and $46,000 during fiscal 1997 and 1996, respectively.

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

        The first option (exercised in February, 1995) was for the 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the purchase price was $970,300. Pangolin paid $345,000 cash and $625,300 in three year nonrecourse promissory notes, of which $137,900 was paid during fiscal 1995 and $35,600 was paid during fiscal 1996. The remaining note carried interest at 7.5% per annum.

        The second option covered 472.5 acres of ranch land, owned by Crested, northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes (each with principal and unpaid interest due on the third anniversary of closing except for $35,000 on the first anniversary). The Registrant did not receive the $35,000 as scheduled. At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secured the notes, and were to be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred, to be recorded as the notes are paid.

        Both notes ($145,500 and $630,870) required annual payments of accrued interest: the larger note accrued interest at 7.5 percent; the initial interest rate on the smaller note was 7.5 percent through August 28, 1995 and 12 percent thereafter (with a $35,000 principal payment on the first anniversary).

        In fiscal 1997, USE and Crested agreed with Pangolin, and entities affiliated with Pangolin, to restructure the remaining obligations of Pangolin and entities affiliated with Pangolin, with respect to the land parcels in and near Gunnison, Colorado (which had been covered by the original two purchase options). Under the restructuring, Contour Development Company LLC (a Colorado limited liability company, hereafter "Contour") gave USE and Crested two recourse, secured promissory notes: the first note is for $454,894 of principal, due January 26, 1998, the second note is for $872,508 of principal. The notes are secured by Contour's 73% interest in Tenderfoot Properties LLC ( a Colorado limited liability company affiliated with Contour, hereafter "Tenderfoot"). USE and Crested conveyed a key lot in the Gunnison parcel to Tenderfoot, upon which Contour and Tenderfoot were to construct an apartment building with HUD construction loan financing to be obtained by Contour and Tenderfoot. USE and Crested had intended the restructuring to result in a faster recovery by USE and Crested of their investments in the land, than would have been realized under the terms of the original Pangolin obligations.

        Although the initial payments on the two new notes were paid when due in January 1997, thereafter, on May 30, 1997, Contour defaulted in making a payment to Crested of $164,439 (principal of $128,138 plus accrued interest of $36,301 at 8.39% per year from December 1, 1996). As of the filing date of this Annual Report on Form 10-K, USE and Crested are re-evaluating all of the circumstances of the negotiations which led to the restructuring in late calendar 1996, including representations made to USE and Crested by affiliates of Pangolin and Contour regarding the value of the

Tenderfoot interests owned by Contour which secure the new notes, Contour's intentions of paying the new notes when due according to their terms, and other matters. As of the date of this Report, USE and Crested have not determined what types of legal remedies will be pursued to enforce their rights and recover the value of their investments in the land and the original transaction with Pangolin.

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

                                  CONSTRUCTION

        FOUR NINES GOLD, INC. On May 5, 1995, FNG was awarded a 14 month $2,584,434 contract by the City of Lead, South Dakota for municipal road and drainage construction, and land slide area stabilization. As of May 31, 1997, change orders by the City of Lead and others had increased the contract to $3,864,694. This contract was completed in fiscal 1997 for a profit of $1,125,331.

        On September 13, 1995, FNG was awarded a separate construction contract for $618,270 by the United States Department of the Interior, Bureau of Reclamation, for the Minor Laterals, North Canal, Stage 5, Belle Fourche Unit, South Dakota. The work consisted of constructing 3.81 miles of pipeline, approximately 1.4 miles of gravel-surfaced road, removing existing reinforced concrete hydraulic structures and constructing miscellaneous concrete structures which included four inlets. As of May 31, 1997 FNG had completed 100% of the contract, billing $618,270 and having received payment for $618,270. The contract as of May 31, 1997, had resulted in a loss of $48,426 to FNG, however, a claim for 172,977 was submitted and is still in process. If approved in fiscal 1998, the claim would result in a gross profit of $124,551 to FNG.

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

        The Company's management believes it is currently in compliance in all material respects with existing environmental regulations. To the extent that production by SMP, GMMV or SGMC is delayed, interrupted or discontinued due to need to satisfy existing or new provisions which relate to environmental protection, future USE earnings could be adversely affected.

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

                                    EMPLOYEES

        As of September 5, 1997, USE had 110 full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE accordingly. Payroll expense has been shared by USE and Crested since 1981.

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

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

        ARBITRATION. On June 26, 1991, CRIC submitted certain disputed matters concerning SMP to arbitration before the American Arbitration Association in Denver, Colorado, to which USE and Crested filed a responsive pleading and counterclaims alleging violations of contracts and duties by CRIC related to SMP. CRIC asserted that USE and Crested, d/b/a/ USECC, were in default under the SMP partnership agreement ("SMP Agreement"). Prior to initiation of arbitration proceedings, USE and Crested had notified CRIC it was in default under the SMP Agreement. The issues raised in the arbitration proceedings were generally incorporated in the Federal proceedings (see below), wherein the U.S. District Court of Colorado stayed further proceedings in arbitration. See also "Stipulated Arbitration", below.

        FEDERAL PROCEEDINGS. On July 3, 1991, USE and Crested ("plaintiffs") filed Civil Action No. 91- B-1153 in the United States District Court for the District of Colorado against CRIC, Nukem and various affiliates of CRIC and Nukem (together, the "defendants"), alleging that CRIC and Nukem misrepresented material facts to and concealed material information from the plaintiffs to induce their entry into SMP Agreement and various related agreements. Plaintiffs also claimed CRIC and Nukem have wrongfully pursued a plan to obtain ownership of the USE-Crested interests in SMP through various means, including overcharging SMP for uranium "sold" to SMP by defendants. Plaintiffs further alleged that defendants refused to provide a complete accounting with respect to dealings in uranium with and on behalf of SMP, and that certain defendants misappropriated SMP property and engaged in other wrongful acts relating to the acquisition of uranium by SMP.

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

        The defendants filed various motions, including an application to stay judicial process and compel arbitration and to dismiss certain of plaintiff's claims. The defendants also filed an answer and counterclaims against plaintiffs, claiming plaintiffs breached the SMP Agreement and misappropriated a partnership opportunity by providing certain information about SMP to Kennecott and entering into the GMMV with Kennecott involving the Green Mountain uranium properties. The defendants also claim that plaintiffs wrongfully sold an interest in SMP to Kennecott through the GMMV without CRIC's consent and without providing CRIC a right of first refusal to purchase such interests; that USE breached the uranium marketing agreement between CRIC and SMP, which had been assigned by CRIC to Nukem, by agreeing with Kennecott in the GMMV that Kennecott could market all the uranium from Green Mountain, thereby depriving Nukem of commissions to be earned under such marketing agreement; that Registrant and Crested interfered with certain SMP supply contracts, costing CRIC legal fees and costs; that CRIC and Nukem are entitled to be indemnified for purchases of uranium made on behalf of SMP; that USE and Crested failed to perform their obligations under an Operating Agreement with SMP in a proper manner, resulting in additional costs to SMP; that Registrant and Crested overcharged SMP for certain services under the SMP Partnership Agreement and refused to allow SMP to pay certain marketing fees to Nukem under the Uranium Marketing Agreement; that USE and Crested breached the SMP Partnership Agreement by failing to maintain a toll milling agreement with Pathfinder Mines Corporation, thereby rendering SMP's uranium resources worthless; and that USE and Crested have engaged in vexatious litigation against CRIC and Nukem. Defendants also requested damages (including punitive, exemplary and treble damages under RICO, interest costs and attorney fees).

        STIPULATED ARBITRATION. In fiscal 1994, the plaintiffs and defendants agreed to proceed with exclusive, binding arbitration before a panel of three arbitrators (the "Panel") with respect to any and all post-December 21, 1988 disputes, claims and controversies (including those brought in the 1991 arbitration proceedings, the U.S. District Court proceeding and the Colorado State Court proceeding described below), that any party may assert against the other. All pre-December 21, 1988 claims, disputes and controversies pending before the U.S. District Court have been stayed by stipulation between the parties, until the Panel enters an order and award in the arbitration proceeding.

        In connection with agreeing to proceed to arbitration as stated above, USE and Crested affirmed the Sheep Mountain Partners partnership, and proceeded on common law damages and other claims in the arbitration. Approximately $18,000,000 cash, comprising part of the damages claimed by plaintiffs, was placed in escrow by agreement of the parties pending resolution of the disputes.

        The arbitration evidentiary proceedings were completed on May 31, 1995, following which the parties filed with the arbitrators proposed findings of fact and conclusions of law and proposed order, award, briefs of law and responses to the other party's submittals. NUKEM and CRIC sought damages against USECC in the amount of $47,122,535. For its claims, USECC sought damages of approximately $258,000,000 from Nukem and CRIC, which amount USECC requested be trebled under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and similar state law provisions.

        On April 18, 1996, the Arbitration Panel entered an Order and Award (the "Order"). The Panel found generally in favor of USE and Crested on certain claims made by USE and Crested (including the claims for reimbursement of standby maintenance expense and other expenses on the SMP mines), and in favor of Nukem/CRIC and against USE and Crested on certain other claims.

        USE and Crested were awarded monetary damages of approximately $7,800,000 with interest, which amount is after deduction of monetary damages which the Panel awarded in favor of Nukem/CRIC and against USE and Crested. An additional amount of approximately $4,300,000 was awarded by the Panel to USE and Crested, to be paid out of cash funds held in SMP bank accounts, which accounts have been accruing operating funds from SMP since the arbitration/litigation proceedings were commenced.

        The Panel ordered that one utility supply contract for 980,000 pounds of uranium oxide held by Nukem/CRIC belonged to SMP, and ordered such contract assigned to SMP. The contract expires in 2000.

        The fraud and RICO claims of USE and Crested against Nukem and CRIC were dismissed.

        The timing and assurance of payment by Nukem/CRIC to USE and Crested of the $7,400,000 monetary damages with interest is presently uncertain. On April 30, 1996 Nukem/CRIC filed with the Panel two motions (the "Nukem Motions") requesting correction of the Order, claiming to have discovered errors and inconsistencies in two of the 36 claims addressed in the Order that they allege improperly increased the damages awarded to USE and Crested by an aggregate amount exceeding $16,000,000.

        On May 15, 1996, USE and Crested filed the Order (under seal with respect to certain portions containing commercially sensitive information) with the United States District Court for the District of Colorado (the "Court") and a petition for confirmation of the Order. At a hearing on May 24, 1996 the Court remanded the Order to the Panel for limited review of the Nukem Motions, without taking further evidence. The petition for confirmation of the Order and motions filed by USE and Crested for dissolution of SMP, for the appointment of a receiver to oversee the obligations of SMP to make delivery of uranium concentrates to utilities and supervise the formal dissolution of SMP, and for an order directing distribution of the escrowed proceeds, were stayed by the Court pending a ruling by the Panel on the Nukem Motions.

        USE and Crested filed their opposition to the Nukem Motions with the Panel on June 14, 1996. On July 3, 1996, the Panel entered an Order in response to the Nukem motions and reaffirmed its April
18, 1996 Order and Award.

        After a series of motions by the parties, the District Court entered orders and a judgment on November 5, 1996 confirming the Panel's Order and Award. In November 1996, USECC received the additional $4,367,000 awarded by the Arbitration Panel out of SMP escrowed funds and its bank account per the Court's November 5, 1996 Judgment. Thereafter, Nukem filed a motion to modify and/or vacate portions of the Judgment and USECC filed a motion to modify one paragraph of the Judgment deducting $265,213 from the amounts Nukem and CRIC claimed to have advanced to purchase uranium for SMP. In December 1996, Nukem and CRIC filed a notice with the 10th Circuit Court of Appeals ("CCA") appealing the Court's November 5, 1996 Judgment. However, the 10th CCA held that appeal in abeyance pending the issuance of the U. S. District Court's final judgment.

        Following the hearing on USECC's motion to correct the Court's November 5, 1996 Order and Judgment and motions to enter a final judgment, on March 7, 1997, Judge Lewis T. Babcock of the U. S. District Court of Colorado entered an "Order for Entry of Amended Judgment as Final," and an Amended Judgment as of March 7, 1997. The Amended Judgment further confirmed the Order and Award of the Panel but did not include equitable portion of the Award in favor of SMP.

        In the March 7, 1997 Amended Judgment, which included rulings on some 12 monetary claims of the parties, Judge Babcock ordered Nukem to pay USECC a net of approximately $8,465,000 as monetary damages. The Amended Judgment did not contain the equitable relief granted in the Panel's Order and Award, so USE and Crested filed another motion with the U.S. District Court to correct clerical omissions. Nukem/CRIC opposed the motion but on June 30, 1997, the Court entered its Second Amended Judgment ordering Nukem to assign the PSE&G contract to SMP and impressing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom. The District court also stayed USECC's right to execute on the judgment against Nukem/CRIC when Nukem/CRIC posted a supersedeas bond in the amount of $8,613,600. Thereafter, Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion so Nukem and CRIC now have until September 12, 1997 to file a notice of appeal with the Tenth Circuit Court of Appeals of the June 30, 1997 Second Amended Judgment.

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

        On July 17, 1997, USECC filed a lien on Nukem/CRIC's interest in the mining claims subject of the SMP partnership for $523,553 being the standby costs from March 31, 1996 to June 1, 1997 and $35,620 per month thereafter. These are the amounts of Nukem/CRIC's share of the monies SMP owes USECC for the expenses of care and maintenances of SMP's properties in Wyoming. USECC have six months within which to foreclose the lien through a civil lawsuit.

BGBI LITIGATION

        USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extralateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

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

        A partial or bifurcated trial to the court of the extralateral rights issues was held on December 11 and 12, 1995. The purpose of the hearing was to determine whether the Bullfrog orebody is a "vein, lode or ledge" as described in the General Mining Law and, if so, whether the facts of the case warrant the application of the doctrine of extralateral rights as set forth in such statute. Although the Court sat as both the finder of fact and law with respect to such issues, the Court concluded that the questions are ultimately one of law which must be decided based on the testimony and exhibits introduced at the trial concerning the description of the orebody. USE, Crested and Parador presented five experts in the field of geology, including the person who was responsible for the discovery of the gold deposit at the mine. All five experts opined that the deposit was a lode and it apexed on a portion of Parador's two mining claims. The defendant H.B. Layne Contractor, Inc. ("Layne") presented a single witness who testified that there was no apex within the Parador claims. The Court nevertheless found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The Court entered a partial judgment in favor of Layne and ordered that Parador pay Court costs to Layne. Parador, USE and Crested filed an appeal of the Court's ruling as erroneous as a matter of law and the Supreme Court of Nevada dismissed the appeal as premature. The partial trial did not address any of the issues pending in the litigation other than those required to decide the question of whether the doctrine of extralateral rights is applicable to this case. All other claims and counterclaims remain pending before the Court. The parties intend to seek permission of the trial court to again appeal and/or try the remaining issues in the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

        The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

        ROBERT SCOTT LORIMER, age 46, has been Controller and Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, and their Treasurer since December 14, 1990. He serves at the will of the Boards of Directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K
Item 401(f) listed proceeding.

        DANIEL P. SVILAR, age 68, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

        MAX T. EVANS, age 72, has been Secretary for USE and President of Crested for more than the past five years. Mr. Evans had been a director of USE for more than the past five years, prior to April 17, 1997. He serves at the will of each board of directors. There are no understandings between Mr. Evans and any other person pursuant to which he was named as an officer. He has no family relationships with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Evans has not been involved in any Reg. S-K Item 401(f) proceeding.

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

                                                    HIGH            LOW
                                                    ----            ---
        FISCAL YEAR ENDED MAY 31, 1997
        ------------------------------
           First quarter ended 8/31/96            $22.00         $14.50
           Second quarter ended 11/30/96           19.00          11.94
           Third quarter ended 2/28/97             11.25           9.38
           Fourth quarter ended 5/31/97            13.00           5.75

        FISCAL YEAR ENDED MAY 31, 1996
        ------------------------------
           First quarter ended 8/31/95             $5.38          $4.13
           Second quarter ended 11/30/95            5.38           3.38
           Third quarter ended 2/29/96             19.75           3.50
           Fourth quarter ended 5/31/96            27.00          13.00

(b)     Holders

(1) At September 4, 1997, the closing bid price was $8.38 per share and there were approximately 710 shareholders of record for Common Stock.

(2)     Not applicable.

(c) USE has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on USE's present or future ability to pay cash dividends, however, USE intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 1997, USE issued an aggregate of 8,452 shares of Common Stock to three executive officers, as compensation for services. No underwriter was involved in the transaction. All shares were issued as restricted securities, in reliance on Sec. 4(2) exemption from registration under the Securities Act of 1933.

ITEM 6.        SELECTED FINANCIAL DATA.

                                                            MAY 31,
                             ---------------------------------------------------------------------
                                 1997         1996           1995          1994          1993
                                 ----         ----           ----          ----          ----

Current assets               $ 4,400,900   $ 2,912,400   $  3,390,100   $ 3,866,600   $  1,650,300
Current liabilities            1,393,900     2,031,200      3,368,200     1,291,700      1,592,100
Working capital                3,007,000       881,200         21,900     2,574,900         58,200
Total assets                  30,387,100    34,793,300     33,384,500    33,090,300     24,037,200
Long-term obligations(1)      14,377,200    15,020,700     15,769,600    16,612,500      2,900,000
Shareholders' equity          12,723,600    14,617,000     12,168,400    12,559,100     15,063,200


(1)Includes  $8,751,800,  $3,978,800,  $3,951,800,  $3,951,800 and $1,695,600 of
accrued reclamation costs on mining properties at May 31, 1997, 1996, 1995, 1994 and 1993, respectively. See Note K of Notes to Consolidated Financial Statements.


                                                        FOR YEARS ENDED MAY 31,
                                 --------------------------------------------------------------------
                                     1997         1996           1995          1994          1993
                                     ----         ----           ----          ----          ----
Revenues                         $5,790,200    $ 9,632,200   $ 4,600,600    $8,776,300    $ 9,045,500
Income (loss) before
   equity in income
   (loss) of affiliates,
   provision for
   income taxes and
   extraordinary item            (3,706,000)   (2,524,100)    (2,577,700)   (3,587,900)      (103,100)

Equity in (loss) of
   affiliates                      (690,800)     (418,500)      (442,300)     (531,200)      (444,700)

Net income (loss)                (3,724,500)      270,700     (2,070,600)   (3,370,800)      (221,900)

Income (loss) per share before
   extraordinary item                 $(.55)        $(.38)         $(.48)        $(.73)        $ (.05)
Extraordinary item                     --            --             --             --             --
                                      -----         -----          -----         -----         ------
Income (loss) per share
   before cumulative effect
   of accounting change                (.55)        (.38)           (.48)         (.73)          (.05)
Income from discontinued
   operations                          --             .05            .06           .03           --
Gain on disposal of
   subsidiary operations in
   discontinued segment                --             .37           --             --            --
Cumulative effect at
   June 1, 1993 of income
   tax accounting change               --           --             --             (.06)          --
                                      -----         -----          -----         -----         ------
Net income (loss)
   per share                          $(.55)        $ .04          $(.42)        $(.76)        $ (.05)
                                      =====         =====          =====         =====         ======

Cash dividends per share              $ -0-         $ -0-          $-0-          $-0-          $ -0-
                                      =====         =====          =====         =====         =====

ITEM 7. USE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is Managements's Discussion and Analysis of those significant factors which have affected USE's liquidity, capital resources and results of operations during the periods covered in the USE Consolidated Financial Statements filed with this Report.

        Although operations during the year ended May 31, 1996 were profitable, the Company generated losses in fiscal 1997, 1995, 1994 and 1993, as a result of holding costs and permitting activities in the mineral segment and gas operations and from certain commercial operations. The Company is in the process of developing and/or holding investments in gold and uranium properties that are currently not generating any operating revenues, but for which the Company has high expectations. These properties require expenditures for permitting, development, care and maintenance, holding fees, corporate overhead and administrative expenses, etc. In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize funds generated by that

Partnership have compounded the Company's operating and cash flow situation. Nevertheless, the Company believes that it will meet its obligations in the coming year, as further discussed below.

LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1997

        WORKING CAPITAL COMPONENTS. Cash used in operating activities was $2,647,600 for the year ended May 31, 1997. Cash provided by investing and financing activities during fiscal 1997 was $1,664,300 and $1,407,600 respectively. For the year, these activities resulted in a net increase of $424,300 in cash. Working capital increased during the fiscal year ended May 31, 1997 by $2,125,800 to working capital of $3,007,000 (from working capital of $881,200 at May 31, 1996).

        The increase in working capital of $2,125,800 is as a result of increases in accounts receivable and assets held for resale, and a reduction of the line of credit of $706,500, $481,900 and $499,000, respectively. These increases in working capital were offset by reductions in long-term receivables of $101,500 and an increase in accounts payable of $20,300.

        Accounts receivable affiliates increased by $909,200 primarily as a result of increased amounts to due USECC from GMMV, $812,200 and SGMC of $112,000. These amounts were paid after May 31, 1997. At May 31, 1996, the Company owed $176,000 on the line of credit of $1,000,000 that the Company and Crested have. During fiscal 1997, this amount was paid off and at May 31, 1997 a total of $1,000,000 remained available to the Company and Crested on the line of credit. At May 31, 1996, the Company's subsidiary Four Nines Gold, Inc. also owed $323,000 on its line of credit. This amount was paid off in fiscal 1997 and was not renewed. The decrease in current portion of long-term receivables during fiscal 1997 of $101,500 was as a result of long-term notes being signed by certain employees and the impairment of a note receivable on certain real estate in Gunnison, Colorado.

        Cash from financing activities, exercise of 180,000 stock warrants for $900,000 and the exercise of 106,100 stock options for $370,300, the proceeds of long-term debt of $554,400 and sale of SGMC stock of $1,106,700 resulted in total cash provided from investing activities of $2,931,400. These funds were used to purchase treasury shares, $235,600; retire lines of credit, $499,000; and repay long-term debt, $789,200.

        Cash generated from investing activities were principally from proceeds of a distribution of SMP and a reduction in the Company's ownership of Sutter Gold Mining Company. In November 1996, the Company and Crested received $4,367,000 from the SMP escrow accounts as partial satisfaction of the monetary damages awarded by the Arbitration Panel. These funds were applied first to the amounts due the Company and Crested for standby costs. This reduced the Company's investment in SMP by $2,768,000. The balance was recorded as income of which the Company recognized $1,003,800 on a consolidated basis. The other major reduction in investments was as a result of the Company and Crested accepting a $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") from Sutter Gold Mining Company. The acceptance of the USECC Warrant reduced the investment in SGMC by $4,755,300 of which $4,594,000 was recorded as an investment in a contingent warrant.

        CAPITAL REQUIREMENTS - GENERAL: The primary requirements for USE's working capital during fiscal 1997 are expected to be the costs associated with development activities of Plateau (see "Capital Requirements - Plateau"), care and maintenance costs of SMP, payments of holding fees for mining claims, purchase of uranium for delivery to utility customers of SMP, overhead expenses of Energx and corporate general and administrative expenses, including costs associated with continuing litigation and arbitration.

        CAPITAL REQUIREMENTS - SGMC: SGMC's properties contain reserves of gold. Preliminary estimates are that a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, will require up to $15,000,000 to place the proposed mine and mill into full operation.

        During the first and second quarters of fiscal 1997, SGMC sold 424,000 shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received $1,106,600 in net proceeds after deducting commissions and offering costs.

        During the fourth quarter of fiscal 1997, as a result of a planned equity offering, the initial investors of SGMC agreed to a 1 for 2 reverse stock split, exclusive of the 424,000 private placement shares discussed above. In addition to the reduction of the shares owned by founders and insiders, the Company and Crested agreed to have their holdings reduced from 870,469 common shares and 6,964,531 common shares to 172,258 common shares and 1,503,060 common shares, respectively.

        In consideration of this reduction in their common shares owned, the Company and Crested accepted the USECC Warrant dated March 21, 1997, which provides the Company and Crested the right to acquire for no additional consideration common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000. The USECC Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the USECC Warrant, in excess of 300,000 ounces of gold are added to SGMC's reserves based on $25 per ounce of proven reserves added to SGMC's reserves between 300,000 and 700,000 ounces. The number of shares issuable are based on the greater of $4.07 per share for the fair market value of SGMC's common stock (as defined). The USECC Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. SGMC has the right to satisfy the exercise of all or any portion of the USECC Warrant with net cash flows, as defined, at $25 for each new ounce of proven and probable ore in excess of 300,000 ounces. The USECC Warrant is divided between the Company and Crested on a basis of 88.9% and 11.1%, respectively.

        It is anticipated that SGMC will sell an additional $10,000,000 in equity during fiscal 1998 through an initial public offering ("IPO"). There is no assurance that this IPO will be successfully completed. If the offering is successful, no additional financing will be needed to place the SGMC properties into production. If SGMC is not successful in its offering of equity, other sources of capital will be required to complete the mine and mill design and construction.

        CAPITAL REQUIREMENTS - SMP: There are no current plans to mine the SMP Crooks Gap properties during fiscal 1998, however, USE and Crested will continue to preserve the ore bodies and develop concepts to reduce care and maintenance costs, including driving a decline to reduce pumping costs (which also would reduce future mining costs by reducing hoisting costs). Although funds are available in SMP's bank account of approximately $15,600,000 as of May 31, 1997, these funds are restricted and have not been made available to pay standby costs.

        Notwithstanding disputes between the SMP partners, USE and Crested have delivered an agreed-upon portion of the uranium concentrates required to fill contract delivery requirements on certain long-term U3O8 contracts since July 1, 1991. During 1997 all of the deliveries to fill the SMP contracts were made by Nukem. It is uncertain what protocol with Nukem will be in place for 1998 and thereafter. If the SMP partners are unable to agree on how to separately effect contract performance for the various SMP customers, resulting delivery delays and/or incomplete deliveries could adversely affect the contracts, and therefore USE. Further, the Company and Crested are awaiting Nukem's response to the Federal Courts confirmation of the Arbitration panel's Award. Nukem has until September 12, 1997 to file a notice of appeal of the Second Amended Judgment with the Tenth Circuit Court of Appeals. No assurance can be given on the outcome of a potential appeal.

        CAPITAL REQUIREMENTS - GMMV: Operations of GMMV are not requiring USE's capital resources. On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the Green Mountain Mining Venture ("GMMV") for $15,000,000 and other consideration. Kennecott paid USE and USECC a $4,000,000 bonus on signing, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        The $16,000,000 loan being provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization. However, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the acquisition.

        Pursuant to the Mineral Lease and the Mill Contract of the Acquisition Agreement, USECC is to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 loan being provided to the GMMV by Kennecott. Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds advanced under the $16,000,000 loan to be provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to the GMMV.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 loan and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date not later than October 30, 1998.

        If the Acquisition Agreement is not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or the entity formed to acquire Kennecott's interest), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000 (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill. Alternatively, USE and USECC (or the acquiring entity) must provide evidence to Kennecott of a commitment letter from a bank, other financial institution or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 would entitle Kennecott to terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

        Subject to providing evidence of adequate financial resources to close the Acquisition Agreement with funds from a public financing or otherwise, the $4,000,000 signing bonus paid by Kennecott is nonrefundable.

        If the Acquisition Agreement is not closed, USE and USECC, and Kennecott, shall continue to own their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance, will have benefitted all parties to the GMMV.

        CAPITAL REQUIREMENTS - PLATEAU: On August 11, 1993, USE purchased all the outstanding shares of Plateau Resources Limited ("Plateau"). Plateau owns various real estate developments in and around Ticaboo, Utah and the Shootaring Uranium Mill. Although Crested has no ownership in Plateau, the Directors of USE and Crested have agreed to divide equally one-half of the obligations incurred in excess of the total $14.2 million which was held by Plateau at the time of the USE acquisition. Management of USE and Crested are currently in the process of having the Shootaring Mill license changed to operational. At such time as the mill is licensed to operate, significant amounts of capital will be required to place the mill and mines into operation. It is expected that these funds will either be provided by cash received as a result of the SMP arbitration, equity financing on the Plateau U3O8 assets or a joint venture partner.

        CAPITAL REQUIREMENTS - ENERGX: Another requirement of USE's and Crested's working capital is the continued funding of Energx overhead expenses. Energx held several gas leases and participated in one gas venture (on the Fort Peck Indian reservation in Montana) with NuGas, a Canadian firm; the gas venture required NuGas to fund the drilling of the first eight wells. The eight gas wells were drilled and no economic production of gas was found. Energx does not currently have any plans for future exploration or development drilling.

        CAPITAL REQUIREMENTS - YELLOW STONE FUELS CORP. ("YSFC"): In June 1996, the Company and Crested assisted YSFC in organizing and funded certain administrative costs. The Company and USE each own 14% of YSFC. The president and vice president of YSFC are the son and son-in-law, respectively, of Company's Chairman. On May 15, 1997, the Company and Crested signed a $400,000 convertible promissory note with YSFC which bears interest at 10% and is due December 31, 1998. The debt is repayable at YSFC's option in cash or its common stock.

        LONG-TERM DEBT AND OTHER OBLIGATIONS: Debt at May 31, 1997 was $264,400. This debt consists of minor financings of equipment and prepaids.

        RECLAMATION COSTS. Prior to fiscal 1996, USE and Crested assumed the reclamation obligations, environmental liabilities and contingent liabilities for employee injuries, from mining the Crooks Gap and other properties in the Sheep and Green Mountain Mining Districts. The reclamation obligations, which are established by governmental regulators, were most recently set at $1,451,800.

        To assure the reclamation work will be performed, regulatory agencies require posting of a bond or other security. USE and Crested satisfied this requirement with respect to SMP properties by mortgaging their executive office building in Riverton, Wyoming. USE and Crested have also posted a cash bond in the amount of $176,000 for this reclamation bond. USE and Crested are negotiating with government agencies to decrease the $176,000 cash bond and either forego the additional collateral or take other real estate and improvements with equal value. A portion of the funds for the reclamation of SMP's properties was to have been provided by SMP, which agreed to pay up to $.50 per pound of uranium produced from its properties to Crested and USE for reclamation work. The status of this commitment could be impacted by the ultimate resolution of the litigation with SMP.

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

        Reclamation obligations of Plateau are covered by a $6,883,500 cash bond at May 31, 1997 to the U.S. Nuclear Regulatory Commission and a $1,622,800 cash deposit as of May 31, 1997 for the resolution of any environmental or nuclear claims.

        Reclamation work on any of the above properties need not be fully completed until a decision is made to abandon the properties, or as otherwise required by regulatory agencies. Reclamation and environmental costs associated with any of these properties are not expected to require Crested funding in fiscal 1996, because such costs are not anticipated to be incurred for many years.

        CAPITAL RESOURCES: The primary source of USE capital resources for fiscal 1998 will be cash on hand, equity financing for affiliated companies, the resolution of the arbitration/litigation with Nukem and commercial debt. Additionally, USE and Crested will continue to offer for sale various non-core assets such as lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Fees from oil production (Ft. Peck Lustre Field, Montana), rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

        Additional sources of capital will be needed to develop and build the mine and mill complex for the Lincoln Project, for which capital costs SGMC presently is seeking equity financing. There is no certainty as to the outcome of these efforts. Continued funding of such costs could cause USE and Crested to incur short term working capital deficiencies and increase the Company's working capital deficit.

        Funding of SMP care and maintenance costs may require additional capital, depending on the outcome of the SMP arbitration/litigation. Although management is of the opinion that the SMP arbitration/litigation will be resolved in favor of USE and Crested during fiscal 1998, providing funds for various projects, this outcome is not assured. In any event, further delays in resolution of the arbitration/litigation are expected, and may exacerbate short term liquidity requirements.

        USE Crested believes available working capital excluding the debt to affiliates, operating revenues and anticipated financing will continue to be adequate to fund working capital requirements. However, USE may require additional sources of funding to continue the development of and investment in its various mineral ventures, as stated above.

        Although USE and Crested currently are not in production on any mineral properties, development work continues on several of their major investments. USE and Crested are not using hazardous substances and known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, USE and Crested do not have properties which require current remediation. USE and Crested are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

        The tax years through May 31, 1991 are closed after audit by the IRS. USE has filed a request for an appeal hearing on an IRS agent's findings for the years ended May 31, 1993 and 1994. Although the findings of the IRS audit for 1993 and 1994 will not cause any additional tax to become due to the Government, the findings of the audit could affect the tax net operating loss of the Company. Management of USE feels confident that they will prevail on a majority of the issues, but no assurance of the outcome of the appeal can be given.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

        Revenues for the twelve months ended May 31, 1997 totaled $5,790,200 as compared to revenues at May 31, 1996 of $9,632,200. This decrease in revenues of $3,842,000 is primarily as a result of no revenues being recognized from mineral sales in fiscal 1997 (decrease of $3,116,700). During the prior year, USE and Crested made certain deliveries of U3O8 for SMP. Other decreases in revenues were oil sales, $45,500; sales of assets, $312,800; and construction revenues from USE's subsidiary FNG, $2,755,900. These decreases in revenues were offset by increased commercial sales, $780,300; advance royalties from Climax, $207,300; partial distribution of SMP funds, $1,003,800; and increased management fees and other revenues, $323,600.

        With the exception of cost of minerals sold, construction costs and commercial operations, costs and expenses remained the same as they had been in 1996. Cost of minerals sold declined by $2,766,700 as a result of Crested and USE not delivering any U3O8 under the SMP contracts during fiscal 1997. Construction costs declined by $2,325,200 as a result of USE's subsidiary FNG not being able to secure construction contracts. Currently, FNG is using its equipment and employees on the construction of earth structures and roads for the GMMV. It is not known if FNG will be able to obtain contracts in the future. During fiscal 1997, USE also recognized a provision for doubtful accounts of $614,200. This is as a result of a third party defaulting on land that USE and Crested sold during a prior period. USE also recognized an increase in the abandonment of mineral leases of $897,100. The total expense of $1,225,800 for mineral property abandonment was as a result of Crested abandoning a mineral property having a book value of $71,500 and SGMC abandoning properties it no longer needed with a book value of $1,154,300.

        General and administrative expenses increased only slightly $238,600 due to expansion of operations. Increases in general and administrative expenses were reduced by overhead and direct charges to GMMV, SMP and SGMC.

        Equity losses recognized by USE increased by $272,300. Operations resulted in a net loss of $3,724,500 or $0.55 per share in 1997 as compared to a net profit of $270,700 or $0.04 per share in 1996.


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

        USE believes SGMC's Lincoln Mine will be profitable with gold prices over $290 per ounce. The price of gold has remained relatively stable over the past year between $320 and $390 per ounce.

        MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect USE with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant and sustained increase in demand for molybdenum would be required for the development Mt. Emmons properties by Cyprus Amax since Cyprus Amax has other producing mines.

ITEM 8.        FINANCIAL STATEMENTS.

        Financial statements meeting the requirements of Regulation S-X for the Registrant and its affiliate USECC, follow immediately. Financial statements of GMMV are included as schedules and immediately follow the index at Item 14(a)(2).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. ENERGY CORP. (the "Company") (a Wyoming corporation) AND AFFILIATES as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and affiliates as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP

Denver, Colorado,
August 15, 1997.

                               U.S. ENERGY CORP. AND AFFILIATES

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                           MAY 31,
                                                            ---------------------------------
                                                                  1997                1996
                                                                  ----                ----
CURRENT ASSETS:
     Cash and cash equivalents                              $   1,416,900       $     992,600
     Accounts and notes receivable (Note C):
        Trade, net of allowance for doubtful
        accounts of $30,900 and $27,800, respectively             368,200             570,900
        Related parties (Note C)                                1,191,000             281,800
     Current portion of long-term
        notes receivable (Notes F and L )                         337,200             438,700
     Assets held for resale and other                             991,600             509,700
     Inventory                                                     96,000             118,700
                                                            -------------       -------------
        TOTAL CURRENT ASSETS                                    4,400,900           2,912,400

INVESTMENTS AND ADVANCES  (Notes E and F):
     Affiliates                                                 4,999,600           3,658,500
     Restricted investments                                     8,506,300           8,200,800
                                                            -------------       -------------
                                                               13,505,900          11,859,300
INVESTMENT IN CONTINGENT STOCK
PURCHASE WARRANT (Note F)                                       4,594,000            --

PROPERTIES AND EQUIPMENT (Notes B, C, D and F):
     Land and mobile home park                                    939,000             939,000
     Buildings and improvements                                 5,986,800           6,243,100
     Aircraft and related equipment                             5,627,900           6,650,100
     Developed oil and gas properties, full cost method         1,769,900           1,769,800
     Undeveloped gas properties                                  --                   135,400
     Mineral properties and mine development costs                519,400          10,956,900
                                                            -------------       -------------
                                                               14,843,000          26,694,300
     Less accumulated depreciation, depletion
        and amortization                                       (8,802,100)         (9,047,900)
                                                            -------------       -------------
                                                                6,040,900          17,646,400
OTHER ASSETS:
     Accounts and notes receivable:
        Real estate sales, net of valuation
           allowance of $926,300 at
           May 31, 1997 (Notes F and L)                           394,000             974,200
        Employees (Note C)                                        745,300             532,400
        Other                                                     338,600             674,700
     Deposits and other                                           367,500             193,900
                                                            -------------       -------------
                                                                1,845,400           2,375,200
                                                            -------------       -------------
                                                            $  30,387,100       $  34,793,300
                                                            =============       =============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               U.S. ENERGY CORP. AND AFFILIATES

                                  CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           MAY 31,
                                                            ---------------------------------
                                                                  1997                1996
                                                                  ----                ----
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $   1,312,600        $  1,292,300
     Lines of credit (Note G)                                    --                   499,000
     Current portion of long-term debt (Note G)                    81,300             239,900
                                                            -------------        ------------
        TOTAL CURRENT LIABILITIES                               1,393,900           2,031,200

LONG-TERM DEBT (Note G)                                           183,100             444,300

RECLAMATION LIABILITY (Notes F and K)                           8,751,800           3,978,800

OTHER ACCRUED LIABILITIES (Note F)                              5,259,000          10,414,300

DEFERRED TAX LIABILITY (Note H)                                   183,300             183,300

COMMITMENTS AND CONTINGENCIES (Note K)

MINORITY INTERESTS                                                --                1,637,900

FORFEITABLE COMMON STOCK,
     $.01 par value; issued 223,900 and
     195,520 shares, respectively, forfeitable
     until earned (Note J)                                      1,892,400           1,486,500

SHAREHOLDERS' EQUITY (Note J):
     Preferred stock, $.01 par value; authorized,
        100,000 shares; none issued or outstanding                --                 --
     Common stock, $.01 par value; authorized,
        20,000,000 shares; issued 6,646,475 and
        6,324,306 shares, respectively                             66,500              63,100
     Additional paid-in capital                                22,543,000          20,775,700
     Accumulated deficit                                       (6,776,900)         (3,052,400)
     Treasury stock at cost, 690,943 and
     769,943 shares, respectively                              (2,182,000)         (2,242,400)
     Unallocated ESOP contribution                               (927,000)           (927,000)
                                                            -------------        ------------
                                                               12,723,600          14,617,000
                                                            -------------        ------------
                                                            $  30,387,100        $ 34,793,300
                                                            =============        ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                               U.S. ENERGY CORP. AND AFFILIATES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED MAY 31,
                                                       ---------------------------------------------
                                                            1997              1996            1995
                                                            ----              ----            ----
REVENUES:
 Mineral sales and option (Note E)                     $     --         $  3,116,700    $    --
 Construction contract revenues                           1,038,600        3,794,500       1,303,400
 Commercial operations                                    2,219,400        1,439,100       1,177,600
 Distribution from affiliate in
    excess of cost basis                                  1,003,800          --              --
 Oil sales                                                  164,600          210,100         194,500
 Gain on sales of assets (Notes D and F)                     39,400          352,200       1,282,400
 Royalties from mineral
    properties agreements (Note F)                          207,300          --               85,500
 Interest                                                   693,300          619,400         469,900
 Management fees and other (Note C)                         423,800          100,200          87,300
                                                       ------------     ------------    ------------
                                                          5,790,200        9,632,200       4,600,600
                                                       ------------      -----------    ------------

COSTS AND EXPENSES:
 Cost of minerals sold                                       --            2,766,700         --
 Mineral operations                                         843,100          805,600       1,654,300
 Construction costs                                         752,600        3,077,800       1,038,300
 Commercial operations                                    3,059,600        2,374,800       2,070,100
 Oil production                                              96,800           73,000          78,100
 Provision for doubtful accounts                            614,200          --              --
 General and administrative                               2,763,300        2,524,700       1,860,600
 Gas operations                                              --              --              206,600
 Abandonment of mineral interests                         1,225,800          328,700         --
 Loss on sale of investments                                 --              --               90,000
 Interest  140,800                                          205,000          180,300
                                                       ------------      -----------    ------------
                                                          9,496,200       12,156,300       7,178,300


LOSS  BEFORE MINORITY INTEREST
 IN LOSS, EQUITY IN LOSS OF
 AFFILIATES AND INCOME TAXES                             (3,706,000)      (2,524,100)     (2,577,700)

MINORITY INTEREST IN LOSS OF
 CONSOLIDATED SUBSIDIARIES                                  672,300          608,700         653,200

EQUITY IN LOSS OF AFFILIATES                               (690,800)        (418,500)       (442,300)
                                                       ------------     -------------    ------------

(Continued)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    U.S. ENERGY CORP. AND AFFILIATES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (CONTINUED)

                                                                       YEAR ENDED MAY 31,
                                                      -------------------------------------------------
                                                            1997              1996              1995
                                                            ----              ----              ----
LOSS BEFORE INCOME TAXES                              $  (3,724,500)    $  (2,333,900)    $ (2,366,800)

INCOME TAXES (Note H)                                      --                 --               --
                                                      -------------     --------------    ------------

LOSS BEFORE
 DISCONTINUED OPERATIONS                                 (3,724,500)       (2,333,900)      (2,366,800)

DISCONTINUED OPERATIONS:
 Income from discontinued operations,
    net of income taxes of $0                              --                 308,900          296,200
 Gain on disposal of subsidiary operations
    in discontinued segment, net of
    income taxes of $50,000                                --               2,295,700          --
                                                      -------------     -------------     ------------

NET INCOME (LOSS)                                     $  (3,724,500)    $     270,700     $ (2,070,600)
                                                      =============     =============     ============

INCOME (LOSS) PER SHARE AMOUNTS:
 Loss before discontinued operations                  $        (.55)    $       (.38)     $       (.48)
 Income from discontinued operations                        --                    .05              .06
 Gain on disposal of subsidiary
    operating in discontinued segment                       --                    .37          --
                                                      -------------     -------------     ------------

NET INCOME (LOSS) PER SHARE                           $        (.55)    $         .04     $       (.42)
                                                      =============     =============     ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                                       6,798,458         6,218,184       4,977,050
                                                      =============     =============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       U.S. ENERGY CORP. AND AFFILIATES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   ADDITIONAL   (ACCUMULATED                             UNALLOCATED       TOTAL
                                COMMON STOCK        PAID-IN       DEFICIT)        TREASURY STOCK            ESOP       SHAREHOLDERS'
                             SHARES      AMOUNT     CAPITAL       EARNINGS      SHARES      AMOUNT      CONTRIBUTION      EQUITY
                             ------      ------     -------       --------      ------      ------      ------------      ------

Balance May 31, 1994        4,693,090   $46,800   $16,784,800   $(1,185,800)   713,276   $(2,072,400)   $(1,014,300)    $12,559,100

Funding of ESOP                37,204       400       199,600          --        --             --             --           200,000
Issuance of common
 stock through private
 placement (Note J)          400,000      4,000     1,196,000          --       56,667      (170,000)          --         1,030,000
Issuance of common stock
 to third party for
 services rendered             5,000      --           23,100          --        --             --             --            23,100
Issuance of common stock
 for exercised option        107,500     1,100        345,700          --        --             --             --           346,800
Issuance of common stock
 to buyout third party
 in property venture          20,000       200         79,800          --        --             --             --            80,000
Net loss                        --         --           --       (2,070,600)     --             --            --         (2,070,600)
                           ----------   -------    ----------   -----------    ------    -----------    -----------     -----------

Balance May 31, 1995        5,262,794   $52,500   $18,629,000   $(3,256,400)   769,943   $(2,242,400)   $(1,014,300)    $12,168,400
                           ----------   -------   -----------   -----------    -------   -----------    -----------     -----------

                                       U.S. ENERGY CORP. AND AFFILIATES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (CONTINUED)


                                                  ADDITIONAL    (ACCUMULATED                           UNALLOCATED       TOTAL
                              COMMON STOCK         PAID-IN        DEFICIT)       TREASURY STOCK            ESOP       SHAREHOLDERS'
                          SHARES       AMOUNT      CAPITAL        EARNINGS     SHARES      AMOUNT      CONTRIBUTION      EQUITY

Balance May 31, 1995     5,262,794    $52,500    $18,629,000    $(3,256,400)  769,943   $(2,242,400)   $(1,014,300)    $12,168,400

Funding of ESOP            --            --          --              --         --           --             87,300          87,300
Issuance of common
 stock through private
  placement                812,432      8,100      2,834,100         --         --           --             --           2,842,200
Issuance of additional
 common shares in
  connection
  with prior year
  private placement        133,336      1,300         65,400        (66,700)    --           --             --               --
Cancellation of common
 stock issued for
 services rendered          (5,000)      --          (23,100)        --         --           --             --             (23,100)
Issuance of common
 stock to employees
 for a bonus                32,901        300        180,600         --         --           --             --             180,900
Issuance of common stock
 for exercised warrants     81,243        800        389,100         --         --           --             --             389,900
Fair value of warrants
  issued above exercise
  price                    --            --           41,700         --         --           --             --              41,700
Issuance of common stock
 for exercised option        6,600        100         41,400         --         --           --             --              41,500
Dilution of investment
  in subsidiary            --            --       (1,382,500)        --         --           --             --          (1,382,500)
Net income (loss)          --            --           --            270,700     --           --             --             270,700
                         ---------    -------    -----------    -----------   -------   -----------    -----------     -----------

Balance, May 31, 1996    6,324,306    $63,100    $20,775,700    $(3,052,400)  769,943   $(2,242,400)   $  (927,000)    $14,617,000
                         ---------    -------    -----------    -----------   -------   -----------    -----------     -----------


                                       U.S. ENERGY CORP. AND AFFILIATES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (CONTINUED)


                                                      ADDITIONAL    (ACCUMULATED                         UNALLOCATED      TOTAL
                                   COMMON STOCK        PAID-IN        DEFICIT)       TREASURY STOCK          ESOP      SHAREHOLDERS'
                               SHARES       AMOUNT     CAPITAL        EARNINGS     SHARES      AMOUNT    CONTRIBUTION     EQUITY
                               ------       ------     -------        --------     ------      ------    ------------     ------

Balance May 31, 1996          6,324,306   $63,100    $20,775,700    $(3,052,400)  769,943   $(2,242,400)  $ (927,000)  $14,617,000

Funding of ESOP                  24,069       200        213,400         --          --           --           --          213,600
Issuance of common
 stock for
 exercised warrants             180,000     1,800        898,200         --          --           --           --          900,000
Fair value of warrants
 issued above exercise
 price                           --          --         148,300         --          --           --            --          148,300
Issuance of common stock
 for services rendered           12,000       200        138,300         --          --           --           --          138,500
Issuance of common stock
 for exercised option           106,100     1,200        369,100         --          --           --           --          370,300
Purchase of treasury stock       --          --           --            --         21,000     (235,600)        --         (235,600)
Shares of USE stock
 held by subsidiary
 no longer consolidated          --          --           --            --       (100,000)     296,000         --          296,000
Net loss                         --          --           --        (3,724,500)     --          --             --       (3,724,500)
                              ---------   -------    -----------    -----------   --------  -----------   ---------    -----------

Balance, May 31, 1997         6,646,475   $66,500    $22,543,000    $(6,776,900)   690,943  $(2,182,000)  $(927,000)   $12,723,600
                              =========   =======    ===========    ===========    =======  ===========   =========    ===========

Shareholders' Equity at May 31, 1997 does not include 223,900 shares currently issued but forfeitable if certain conditions are not met by the recipients.
However, both the "Outstanding Shares at September 12, 1997" on the cover page and the "Weighted Average Shares Outstanding" on the Consolidated Statement of
Operations include the forfeitable shares. These two line items also include the 616,026 shares of common stock held by a majority-owned subsidiary, which, in consolidation, are treated as treasury shares.

                               U.S. ENERGY CORP. AND AFFILIATES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED MAY 31,
                                                         ------------------------------------------------
                                                             1997              1996               1995
                                                             ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $(3,724,500)     $    270,700       $(2,070,600)
  Adjustments to reconcile net income
     (loss) to net cash
     used in operating activities:
        Minority interest in loss of
          consolidated subsidiaries                         (672,300)         (608,700)         (653,200)
        Income from discontinued operations                   --              (308,900)         (296,200)
        Depreciation, depletion and amortization             658,900           788,500           724,700
        Abandoned mineral claims                           1,225,800           328,700            --
        Equity in loss from affiliates                       690,800           418,500           442,300
        Distribution from affiliate in excess
          of cost basis                                   (1,003,800)           --                --
        Gain on sale of assets                               (39,400)         (352,200)       (1,282,400)
        Provision for doubtful accounts                      614,200            --                --
        Loss on sale of marketable
          equity securities                                   --                --                90,000
        Gain on sale of subsidiary                            --            (2,295,700)           --
        Non-cash proceeds from sale of subsidiary             --               607,900            --
        Common stock issued to fund ESOP                     213,600            87,300           200,000
        Non-cash compensation                                405,900           339,100            69,500
        Common stock and warrants issued for services        286,800           (23,100)           23,100
        Other                                                150,600          (455,600)         (219,000)
        Net changes in:
          Accounts receivable                               (706,500)           88,600           415,700)
          Other assets                                      (724,100)         (520,300)          (96,000)
          Accounts payable and accrued expenses              331,700          (774,700)        1,557,700
          Reclamation and other liabilities                 (355,300)         (377,400)         (412,600)
          Deferred tax liability                              --                                (117,500)
                                                         -----------      -------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                     (2,647,600)       (2,787,300)       (2,455,900)
                                                         -----------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development of mining properties                       (719,300)         (763,000)         (455,100)
     Development of gas properties                           (29,100)          (42,100)         (218,200)
     Proceeds from sale of subsidiary                         --             3,300,000           --
     Proceeds from sale of property and equipment            273,500         1,212,900           854,300
     Proceeds from sale of investments                        --                --               199,300
     Purchases of property and equipment                    (208,600)       (1,387,300)         (124,200)
     Changes in notes receivable, net                       (121,400)       (1,102,800)           91,800
     Distribution from affiliate                           4,367,000            --                --
     Investments in affiliates                            (1,413,700)         (676,500)         (627,500)
     Reduction in cash due to
        deconsolidation of subsidiary                       (484,100)           --                --
                                                         -----------      ------------       -----------
NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES                                  1,664,300           541,200          (279,600)
                                                         -----------      ------------       -----------

(Continued)

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       U.S. ENERGY CORP. AND AFFILIATES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (CONTINUED)


                                                                           YEAR ENDED MAY 31,
                                                            -----------------------------------------------
                                                                1997               1996             1995
                                                                ----               ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                 $ 1,270,300       $  3,273,600      $1,376,800
     Proceeds from subsidiary stock sale                      1,106,700            --              --
     Proceeds from long-term debt                               554,400          4,212,800         626,400
     Net (repayments on) proceeds from lines of credit         (499,000)          (641,000)      1,140,000
     Purchase of treasury stock                                (235,600)           --              --
     Repayments of long-term debt                              (789,200)        (3,967,300)       (935,300)
                                                            -----------       ------------      ----------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                     1,407,600          2,878,100       2,207,900
                                                            -----------       ------------      ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           424,300            632,000        (527,600)

CASH AND CASH EQUIVALENTS, Beginning of year                    992,600            360,600         888,200
                                                            -----------       ------------      ----------

CASH AND CASH EQUIVALENTS, End of year                      $ 1,416,900       $    992,600      $  360,600
                                                            ===========       ============      ==========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                          $   118,900       $    205,000      $  160,200
                                                            ===========       ============      ==========

     Income taxes paid                                      $   --            $    --           $   --
                                                            ===========       ============      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Notes received for sale of assets                      $   --            $  1,000,000      $1,550,000
                                                            ===========       ============      ==========

     Exchange of common shares
     investment in affiliate in exchange
     for investment in Contingent Stock
     Purchase Warrant                                       $ 4,594,000       $    --           $   --
                                                            ===========       ============      ==========

     Issuance of common stock to acquire affiliate          $   --            $    --           $   80,000
                                                            ============      =============     ==========

     Deconsolidation of subsidiary in 1997:
        Other assets                                        $     77,600
        Investment in affiliates                                 355,000
        Restricted investment                                     27,000
        Property, plant and equipment                         11,560,600

        Notes payable                                            185,000
        Accounts payable and accrued expenses                    433,900
        Minority interest                                      2,069,900

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995


A.      BUSINESS ORGANIZATION AND OPERATIONS:

        U.S. Energy Corp. (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral properties and mining and marketing of minerals. Principal mineral interests are in uranium, gold, and molybdenum. The Company also holds various real and personal properties used in commercial operations and engages in the exploration, development and production of petroleum. Most of these activities are conducted through the joint venture discussed below and in Note D. The Company, through its previously wholly-owned subsidiary, The Brunton Company ("Brunton"), which was sold during February 1996 and treated as a discontinued operation in the 1996 financial statements (see Notes C and L), also engaged in the manufacturing and/or marketing of compasses and the distribution of outdoor recreational products, including knives and binoculars. In addition, through its majority owned subsidiary, Four Nines Gold, Inc. ("FNG"), the Company historically engaged in projects such as the construction of municipal sewage systems, irrigation projects and other civil engineering matters. At May 31, 1997, FNG was primarily engaged in activities for the Company at its uranium property on Green Mountain in the construction of a haul road.

        The Company and its 52%-owned subsidiary, Crested Corp. ("Crested") (see Note F) are engaged in two ventures to develop certain uranium properties, one with Kennecott Uranium Company ("Kennecott") known as Green Mountain Mining Venture ("GMMV"), formed on June 1, 1990, and the second, a partnership with Nukem, Inc. ("Nukem") through its wholly-owned subsidiary Cycle Resource
Investment Corporation ("CRIC"), known as Sheep Mountain Partners ("SMP"). Subsequent to May 31, 1997, the Company and USE entered into an agreement with Kennecott whereby they may purchase Kennecott's interest in the GMMV if certain conditions are met (see Note F). During fiscal 1991, the Company and Crested also formed USECC Gold Limited Liability Company ("USECC Gold"), and with Seine River Resources Inc. ("SRRI") established the Sutter Gold Venture ("SGV") to develop certain gold properties located in California. The remaining interest of SRRI was acquired by the Company and Crested during fiscal 1994 (see Note F). During fiscal 1995, the SGV was terminated, USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company ("SGMC)", and agreed to exchange their interests in USECC Gold for common stock of SGMC. During fiscal 1997, SGMC sold shares of its common stock in two private placements and the Company and Crested accepted contingent stock purchase warrants in exchange for certain shares previously held in SGMC. These activities combined reduced the Company's share ownership interest in SGMC to 33.9%.

        During fiscal 1994, the Company acquired 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate pending certain conditions.
See a further discussion of the acquisition details in Note F.

LIQUIDITY AND OPERATING LOSSES

        As a result of the SMP litigation/arbitration (see Note K) and the significant amount of standby/maintenance, permitting and development costs being incurred on the Company's mineral properties, none of which are in production, the Company has incurred significant losses from continuing

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

operations during each of the last three years. During the past few years the Company has relied primarily on the sale of its common stock through private placements and the exercise of common stock warrants/options, borrowing on its lines of credit and term loans and the sale of its subsidiary, Brunton, to fund its losses and cash needs. During fiscal 1997, the Company received $136,500 plus interest of $23,292 from SMP for a delivery it made to one of the SMP contracts in 1991. Additionally, the Company and Crested received $4,367,000 as partial payment of the monetary resolution of the American Arbitration Association's Order and Award in the SMP arbitration/litigation (see Note K). The Company and Crested first applied the proceeds to their investment balance in SMP. The balance of $1,003,800 after cost recovery was recorded as income. The Company has net working capital of $3,007,00 as of May 31, 1997, but will require substantial additional cash to continue to fund the development of its mineral properties until they can be put into production.

        On June 23,  1997,  the Company and USECC  entered  into an  Acquisition
Agreement with Kennecott whereby the Company received a signing bonus of $4,000,000 and a loan of $16,000,000 to be spent on the GMMV mine and mill properties. This Agreement also allows the Company and Crested the opportunity of buying Kennecott's interest in the GMMV (see Note F).

        During fiscal 1997, SGMC raised net cash proceeds of $6,509,300 through the private placement of 1,878,800 shares of its common stock. This sale of equity reduced the Company's ownership of SGMC which at the same time reduced the Company's cash commitment to the development of the SGMC properties.

        In addition to these capital sources, the Company anticipates obtaining additional funds from the Arbitration Panel's award in connection with the settlement of the SMP litigation (see Note K). If the Arbitration Panel's award is delayed, reduced or overturned, additional sources of funding will be required to place Plateau into production as well as to purchase the Kennecott interest in GMMV. Equity funding will be the primary source of these funds which may not be available to the Company. The Company also believes it can slow its development activities such that available cash, operating revenues, bank borrowing and affiliate equity financings will be adequate to fund working capital requirements for fiscal 1998.

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of USE and affiliates include the accounts of the Company, the accounts of its majority-owned subsidiaries:
Plateau (100%), Energx, Ltd ("Energx") (90%), FNG (50.9%), SGMC (74% through March 1997 and 33.9% at May 1997), Crested (52%) and the USECC Joint Venture ("USECC"), a joint venture through which USE and Crested conduct the bulk of their operations. USECC is owned equally by the Company and Crested. USECC owns the buildings and other equipment (see Note D) used by the Company and has invested in SMP (see Notes E and F). The accounts of Brunton have been reflected as discontinued operations in the 1996 and 1995 financial statements since Brunton was sold in February 1996.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        Investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method (see Note E). SGMC was consolidated through May 1997 until the Company relinquished majority ownership in SGMC at which time SGMC was accounted for using the equity method as of May 31, 1997. Investments of less than 20% in companies are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

INVESTMENTS

        Based on the provisions of SFAS No. 115, the Company accounts for investments as held-to- maturity. Held-to-maturity securities are measured at amortized cost and are carried at the lower of aggregate cost or fair market value.

INVENTORIES

        Inventories consist primarily of aviation fuel, associated aircraft parts, mining supplies, purchased uranium, gold ore stockpiles and modular homes held for resale. Retail inventories are stated using the average cost method of accounting for inventories. Other inventory is stated at the lower of cost or market.

PROPERTIES AND EQUIPMENT

        Land, buildings, improvements, aircraft and other equipment are carried at cost.

        Depreciation of buildings, improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives ranging from three to forty-five years.

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

        The Company and Crested have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

or venturer. The market value of these assets and most of the reclamation and environmental liabilities associated with them are not reflected in the accompanying consolidated balance sheets (see Note K).

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

        Depreciation, depletion and amortization of oil and gas properties is provided by the units of production method based on the estimated reserves to be recovered. All oil and gas properties were fully amortized at May 31, 1997.

        Long-lived Assets - The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles held and used by the entity. SFAS No. 121 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs. As of May 31, 1997, management believes that there has not been any impairment of the Company's long-lived assets or other identifiable intangibles.

        Fair Value of Financial Instruments - The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.

REVENUE RECOGNITION

        Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

        Revenues from gold and uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets as they are rented.
Revenue from commercial operations are recognized as goods and services are delivered. Oil and gas sales revenue is recognized at the time of production (see Notes D and F).

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        Revenues from long-term construction contracts is recognized on the percentage-of-completion method determined by the ratio of costs incurred to management's estimate of total anticipated costs. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Billings on uncompleted long-term contracts may be greater or less than incurred costs and estimated earnings, and are shown as current liabilities or current assets in the accompanying consolidated balance sheets.

INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

        SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Statement of Financial Accounting Standards No. 128 ("SFAS 128"), which establishes standards for computing and presenting earnings per share, is effective for years ending after December 15, 1997. Management does not believe the adoption of SFAS 128 will materially affect reported earnings per share.

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

RECLASSIFICATIONS

        Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

C.      RELATED-PARTY TRANSACTIONS:

        The Company and Crested provide management and administrative services for affiliates under the terms of various management agreements. The Company provides all employee services required by Crested. In exchange, Crested is obligated to the Company for its share of the costs for providing such employees. Revenues from services by the Company to unconsolidated affiliates were $397,700, $92,900 and $87,300 in fiscal 1997, 1996 and 1995, respectively.
The Company has 1,037,800 of receivables from unconsolidated subsidiaries and short-term advances to employees totaling 153,200 as of May 31, 1997.

        At May 31, 1997, the Company's President and his immediate family were indebted to the Company in the amount of $745,300 which is represented by notes secured by 160,000 shares of the Company's common stock.

        During fiscal 1995, the Company sold a house in Riverton, Wyoming, to Harold F. Herron, Vice President of the Company for an amount equal to a current independent appraisal. At the same time the Company loaned to Mr. Herron the sum of $112,170 secured by 30,000 shares of the Company's common stock for a period of five years. This amount is included in the $745,300 and discussed above.

        On June 14, 1995, USECC signed a six year option to acquire a 7,200 square foot hangar at the Riverton Regional Airport, for $110,000, from Arrowstar Investments, Inc. ("Arrowstar"), an entity which is owned by the Company's President and his family. In 1996, the option was amended and the Company purchased the hangar for $75,000.

        On May 15, 1997 Yellow Stone Fuels Corp. ("YSFC"), a 14% owned affiliate of USE and a 14% owned affiliate of Crested signed a promissory note in favor of USECC in the amount of $400,000 ($392,200 outstanding at May 31, 1997). This note bears interest at 10% and is due on December 31, 1998. In lieu of paying the note in cash on or before its maturity date, Yellow Stone Fuels Corp. may convert this debt, at its option, into YSFC shares of common stock at $1.00 per share of debt and interest. However, if YSFC defaults in paying the note on December 31, 1998, the note is convertible into a number of shares which will give USE and Crested a combined 51% ownership interest in YSFC.

D.      USECC JOINT VENTURE:

        USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation, office space and certain aircraft; holds interests in various mineral properties and ventures including SMP and GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses allocated directly to each venturer. The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. In addition, through April 1996, USECC operated Wind River Estates ("Wind River"), a 100 unit mobile home park. During 1996, USECC sold Wind River (which had a net book value of approximately $512,700) to Arrowstar. USECC recognized a gain of $252,600 on the sale of Wind River, which is reflected as a gain on sale of assets in the accompanying consolidated statements of operations. USECC received consideration of $765,300 for Wind River. The $765,300 was comprised of the following:

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)


               Cash                                    $  500,000
               Note receivable                             56,000
               Debt forgiven                               47,900
               50% interest in First-N-Last LLC           161,400
                                                       ----------
                                                       $  765,300

        The debt forgiven was an amount due to Arrowstar from USECC for the purchase of the hangar at the Riverton Regional Airport discussed above. First-N-Last LLC owns and operates a convenience store near Lake Powell in Utah. Subsequently, USECC then transferred its acquired 50% ownership in First-N-Last LLC to Plateau, which reduced USE's payable to Plateau.

E.      INVESTMENTS AND ADVANCES:

        The Company's restricted investments secure various decommissioning costs, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 1997, the cost of debt securities was a reasonable approximation of fair market value.

        The Company's investment in and advances to affiliates are as follows:

                               CONSOLIDATED         CARRYING VALUE AT MAY 31,
                                 OWNERSHIP           1997              1996
                               ------------          ----              ----
     Equity Method:
        SGMC                       33.9%*         $ 4,034,800       $    --
        GMMV                       50.0%              724,800       $   724,800
        Ruby Mining Company        26.7%               32,600            35,900
        YSFC                       28.0%**            207,400            --
        SMP (Note F)               50.0%               --             2,897,800
                                                  -----------       -----------
                                                  $ 4,999,600       $ 3,658,500
                                                  ===========       ===========

        *Consolidated until May, 1997.

        **Includes notes receivable of $392,200 from YSFC (see Note C).

        Equity loss from investments accounted for by the equity method are as follows:

                                                YEAR ENDED MAY 31,
                                  -------------------------------------------
                                       1997            1996            1995
                                       ----            ----            ----

        SMP (Note F)              $  (442,700)     $ (416,200)     $ (439,200)
        Ruby Mining Company            (3,300)         (2,300)         (3,100)
        YSFC                         (244,800)         --               --
        GMMV (Note F)                  --              --               --
                                  ------------     -----------     ----------
                                  $  (690,800)     $ (418,500)     $ (442,300)
                                  ===========      ==========      ==========

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)


        There are currently litigation and arbitration proceedings with the Company's partner in the SMP partnership, as discussed further in Note K.

        SMP has entered into various market related and base price escalated uranium sales contracts with certain utilities which require approximately 1,500,000 pounds of uranium concentrates to be delivered from 1997 through 2000 depending on utility requirements. These contracts also allow for the quantities to be substantially increased by the utilities. Until the disputes between the SMP partners are resolved, the Company and Crested are arranging for the purchase and delivery of their portion of the contracts or are allowing Nukem and CRIC to make the entire delivery. The deliveries will be satisfied by purchases in the spot market, existing purchase contracts, uranium inventories or by producing from SMP properties. Production will not be commenced, however, until uranium prices rise substantially. Most market related sales contracts can be settled through spot market purchases. The last delivery under the remaining base price sales contract was made in May 1996 and exceeded the spot market price as of May 31, 1996. Revenues from such uranium sales of $1,383,400 have been included in the accompanying consolidated statements of operations for the year ended May 31, 1996, which would normally have been sales of SMP. All sales contracts were filled by Nukem in 1997 and 1995, and as a result, no revenues from uranium sales were recognized during 1997 and 1995. The cash from uranium sales is accumulating in SMP's bank accounts and is subject to the Order and Award of the arbitration proceedings with Nukem/CRIC discussed in Note F.

        GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott was committed to fund 100% of the first $50,000,000 of development and operating costs of the Joint Venture. Subsequent to May 31, 1997, the Company and USECC entered into an Acquisition Agreement with Kennecott whereby the Company may be able to purchase Kennecott's interest in the GMMV (see Note F). The Company's carrying value of its investment in GMMV of $744,800 in the accompanying balance sheets is substantially lower than its underlying equity in GMMV.

        Condensed combined statements of operations of the Company's equity investees include GMMV, SMP, SGMC (as of May 31, 1997), YSFC and Ruby Mining Company. SGMC is included in the condensed combined balance sheet disclosure only due to its deconsolidation effective May 1997.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

                     CONDENSED COMBINED BALANCE SHEETS -  EQUITY INVESTEES

                                                     MAY 31,
                                       --------------------------------
                                           1997                1996
                                           ----                ----
Current assets                         $ 21,524,800        $ 19,525,200
Non-current assets                       78,125,200          49,901,000
                                       ------------        ------------
                                       $ 99,650,000        $ 69,426,200
                                       ============        ============

Current liabilities                    $ 23,772,200        $  8,160,800
Reclamation and other liabilities        30,116,300          41,270,800
Excess in assets                         45,761,500          19,994,600
                                       ------------        ------------
                                       $ 99,650,000        $ 69,426,200
                                       ============        ============

                CONDENSED COMBINED STATEMENTS OF OPERATIONS - EQUITY INVESTEES

                                            YEAR ENDED MAY 31,
                             -------------------------------------------------
                                  1997              1996              1995
                                  ----              ----              ----
Revenues                     $    883,300      $  1,143,500       $   368,300
Costs and expenses             (4,091,500)       (1,825,400)       (1,402,400)
                             ------------      ------------       -----------
Net loss                     $ (3,208,200)     $   (681,900)      $(1,034,100)
                             ============      ============       ===========


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

        Kennecott committed to fund 100% of the first $50 million of capital contributions to the joint venture. Kennecott also committed to pay additional amounts if certain future operating margins are achieved. USE and USECC participate in cash flows of the GMMV in accordance with their ownership of the mining claims prior to the formation of GMMV. Because USE owned all the claims on that portion of the Green Mountain Properties where the Round Park (Jackpot) uranium deposit was delineated, Crested has no interest in GMMV's cash flow from the ore produced in mining operations on

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

the Round Park properties, which have been scheduled for initial development. USE and Crested will share their portion of the cash flows from the other GMMV properties on a 50-50 basis.

        GMMV has incurred $20,416,400 in the development and operations of the above uranium mineral properties through May 31, 1997. This was funded by Kennecott out of the $50 million funding commitment. As previously mentioned, the Company's carrying value of its investment in GMMV is $724,800 at May 31, 1997, which is substantially lower than its equity basis in GMMV. Reclamation obligations of GMMV are discussed in Note K. Development of the properties continues in anticipation of future uranium price increases.

        On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 on signing, and committed to loan the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        The $16,000,000 loan being provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization; however, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). USE and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the acquisition.

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 being loaned to the GMMV by Kennecott. Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 loaned by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will fully satisfy the balance of Kennecott's initial funding commitment to the GMMV.

        Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000 (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date not later than October 30, 1998.

        If the Acquisition Agreement is not closed by December 1, 1997, then USE and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of USE (or the entity formed to acquire Kennecott's interest) in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000 (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill) Alternatively, USE and USECC (or the acquiring entity) may provide evidence to Kennecott of a commitment letter from a bank or other institutional or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 will terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

        Subject to providing evidence of adequate financial resources to close the Acquisition Agreement with funds from a public financing or otherwise, the $4,000,000 signing bonus paid by Kennecott is nonrefundable and will serve to reduce USE's and Crested's ultimate $15,000,000 purchase obligation.

        If the Acquisition Agreement is not closed, USE, USECC and Kennecott shall continue to own their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance will have benefitted all parties to the GMMV and will fully satisfy Kennecott's original $50,000,000 funding obligation to GMMV.

SMP

        During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. SMP agreed to deposit up to $.50 per pound of U3O8 as it is produced from the properties for reclamation obligations. Certain disputes have arisen among USECC, CRIC and its parent Nukem, Inc. over the formation and operation of SMP. These disputes have been in litigation/arbitration for the past six years. In the arbitration, the American Arbitration Association Panel issued its Order and Award during fiscal 1996. On June 27, 1997, the United States District Court entered its Second Amended Judgment confirming the Order and Award and including the equitable

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

portion of the Order and Award. Nukem/CRIC filed a motion for clarification and/or limited remand. The Court denied the motion and Nukem has until September 12, 1997 to determine if it will appeal the Second Amended Judgment to the Tenth Circuit Court of Appeals. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

AMAX TRANSACTIONS

        During prior years, the Company and Crested conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration including interest-free loans, due in 2010. In connection with a renegotiation of various rights and duties of the parties, AMAX agreed to amortize the principal amount of those loans. The loans were completely amortized in fiscal 1994. AMAX was acquired by Cyprus Minerals Corporation in November 1993 and is now doing business as "Cyprus Amax." AMAX and its successor Cyprus Amax have not placed the properties into production as of May 31, 1997.

        Cyprus Amax may elect to return the properties to the Company and Crested, which would cancel the advance royalty obligation. If Cyprus Amax formally decides to place the properties into production, it will pay $2,000,000 to the Company and Crested. If Cyprus Amax sells the properties, the Company and Crested will receive 15% of the first $25 million received by Cyprus Amax.

        In addition, Cyprus Amax now pays the Company and Crested an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). Cyprus Amax is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $207,300, $-0- and $85,500 of revenue from the advance royalty payments in fiscal 1997, 1996 and 1995, respectively.

        The Company and Crested held an option to purchase certain real estate located in Gunnison owned by Cyprus Amax. During fiscal 1995, USE and Crested reached an agreement with Cyprus Amax whereby USE and Crested would forego six quarters of advance royalties as payment of this option exercise price. USE and Crested received no advance royalties during 1996 as a result of this agreement. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

        The first option (exercised by Gunnison Center Properties LLC in January
1995) was for 57 commercial and noncommercial zoned acres in the City of Gunnison, Colorado; the net purchase price was $970,300. This resulted in a gain for the Company of $491,100. Pangolin paid $345,000 cash and $625,300 in nonrecourse promissory notes. The first note for $137,900 was paid in fiscal 1995. The second note for $487,366 was a three year promissory note, bearing interest at 7.5% per year and calling for interest only payments in January 1996 and 1997 with the balance due in January 1998, of which $0 and $35,600 was received during fiscal 1997 and 1996, respectively. Effective December 1, 1996 a replacement promissory note was given to USE and Crested by Contour Development Company LLC in the principal amount of $454,900 payable January 1998, bearing interest at the rate of 7.5% per annum, and secured by Contour's 73% interest in a limited liability company owning a 2.93 acre subdivided lot

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

in the City of Gunnison currently approved for development with an 87 unit apartment project. As of May 31, 1997 the second note had an outstanding principal balance of $451,865, of which USE's 50% portion, or $225,932, is reflected in the accompanying consolidated balance sheet, before a valuation allowance of $86,800.

        The second option covered 472.5 acres of ranch land northwest of the City of Gunnison, Colorado and was exercised by Castle Mountain Ranches LLC in May 1995 (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $36,090 in cash for 22 acres and two nonrecourse promissory notes totalling $776,370, each due May 30, 1998, and secured by the remaining acreage. One note for $145,500 bore interest at the rate of 7.5% per annum until August 28, 1995 and thereafter at the rate of 12% per annum until paid. A principal payment in the amount of $35,000 was due on May 30, 1996 but was not paid. The second note for $630,873 bore interest at the rate of 7.5% per annum with interest only payments due May 30, 1996 and May 30, 1997 and principal and interest due at maturity. Effective December 1, 1996 a replacement note from Contour Development Company LLC was given to Crested in the principal amount of $872,508 bearing interest at the rate of 8.39% per annum until May 30, 1997, at which time a principal payment of $128,138, together with accrued interest, was due, but was not paid. As a result of Contour's default in the payment due May 30, 1997, The Company and Crested have declared the entire principal balance of this note to be due and payable and have declared a default in the pledge of Contour's 73% interest in the limited liability company building the apartment project in the City of Gunnison. The Company recognized a consolidated bad debt expense of $614,200 and the reversal of a deferred gain of $312,100 as a result of Contour's default, and has established a corresponding valuation allowance against the receivable in the amount of $(839,500). The
Company and Crested are currently evaluating their potential remedies against Contour (which may include litigation).

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

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        SRRI issued a $2,000,000 note to USE, bearing interest at 10% per annum. The note provided that $500,000 of principal and accrued interest was due April 12, 1991, and the balance of $1,500,000 with interest was due October 12, 1991. In February 1991, USE and Crested formed USECC Gold and transferred their respective interests in the Lincoln Project to USECC Gold. When the installments on the $2,000,000 note to USE were not paid when due, the interests of USECC Gold and SRRI in SGMC were adjusted to equal the percentage of the $5,000,000 purchase price of SGMC's properties that each of them provided. On July 16, 1991, the 50% interest of SRRI in SGMC was reduced to 40%, with a corresponding increase in the USECC Gold interest to 60%. On October 12, 1991, SRRI's interest was further reduced to 10% and USECC Gold's interest increased to 90%. On May 23, 1994, SRRI released its remaining 10% interest and issued 400,000 shares of SRRI common stock to USE in exchange for the release of all SRRI's liabilities relating to SGMC and USECC Gold. Accordingly, SRRI's capital investment of $257,900 and all liabilities of SGMC to USE and its affiliates on behalf of SRRI totaling $1,550,600 were transferred to USECC Gold's capital investment. In addition, SGMC released SRRI of its obligation to SGMC totaling $1,970,500, which included accrued but unrecorded interest of approximately $579,800.

        On August 5, 1994, USE, Crested and SGMC entered into an agreement whereby USE and Crested each conveyed their eight-ninths and one-ninth interest, respectively, in USECC Gold in exchange for common shares of SGMC. USE and Crested ultimately received approximately 100% of the outstanding shares of SGMC's common stock, respectively, for their eight-ninth and one-ninth interest, respectively in USECC Gold.

        SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has yet to generate any significant revenue and has no assurance of future revenue. During fiscal 1992, SGMC shipped a bulk sample of gold ore mined during development operations to an independent mill to determine mill availability and assay information. Approximately 1,400 ounces of gold was recovered and sold. The related mining costs were recognized. All acquisition and other mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing a partner to assist in the financing of its mineral development and ultimate production. In the interim, SGMC will continue to require capital contributions from USE, Crested or other sources of financing to maintain its current activities. SGMC will continue to be considered in the development stage until such time as it generates significant revenue from its principal operations.

        Since inception, the Company and Crested have funded $7,858,900 in development and holding costs. These costs were funded by the Company and Crested on a eight-ninths/one-ninths basis, respectively. As of May 31, 1997, the Company's total investment in SGMC had a carrying value of $8,628,800.

        During May 1996, SGMC issued shares of its common stock to certain individuals, including a related party for total proceeds of $98,000. Such shares were authorized to be sold by SGMC in October 1995 to raise funds to pay for legal and other costs of a possible future equity financing.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        During the first and second quarters of fiscal 1997, SGMC sold additional shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received $1,106,600 in net proceeds from this equity placement.

        During the fourth quarter of fiscal 1997, management of SGMC entered into an Engagement Letter with a different underwriter in Toronto to complete an offering of additional shares of SGMC's common stock which closed in May, 1997 and raised approximately $5,400,000 in net cash proceeds. At the underwriter's request, the initial investors (including USE and Crested) agreed to have the amount of their common shares owned reduced by 50 percent. The investors in the $3.00 per share private placement discussed above were not affected as those shares were sold in contemplation of the 1 for 2 reverse split.

        In connection with this Offering, the Company and Crested accepted a Stock Purchase Warrant dated March 21, 1997 which provides the Company and Crested the right to acquire for no additional consideration common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000
(US). The Stock Purchase Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. However, the Stock Purchase Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the Stock Purchase Warrant, in excess of 300,000 ounces are added to SGMC's reserves. In addition, SGMC shall have the right to satisfy the exercise of all or any portion of the Stock
Purchase Warrant with the net cash flows, as defined, at $25.00 (US) for each new ounce of proven and probable ore in excess of 300,000 ounces to a maximum of 700,000 ounces. Accordingly, the Company has allocated the carrying value of SGMC shares exchanged for the Contingent Stock Purchase Warrant to its investment in such contingent warrants. The Stock Purchase Warrant benefits the Company and Crested on a basis of 88.9% and 11.1%, respectively.

PLATEAU RESOURCES LIMITED

        Effective August 11, 1993, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. ("CHI") in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. Prior to closing the agreement, Plateau transferred $2,500,000 cash to fund the NRC Surety Trust Agreement to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. Plateau also transferred $4,800,000 cash to an Agency Agreement to indemnify the seller against possible environmental or nuclear claims. At the date of acquisition, Plateau held an additional $6,900,000 of unencumbered cash to be used for care and maintenance costs on the mill and other assets acquired. As of May 31, 1997, most of the unencumbered cash has been used for care and maintenance costs or was loaned to USE for development of certain properties held by the Company and Crested. Directors of the Company and Crested have agreed to divide equally one-half of the obligations incurred in excess of the total $14,200,000 described above and will share in one-half of all cash flows derived from operations of these assets.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        On August 25, 1995, Plateau signed a letter of intent with an unrelated third party to sell part interest in CHI, a wholly-owned subsidiary of Plateau, and to develop the Ticaboo Townsite, in south central Utah and other resort properties near Lake Powell. In fiscal 1995 the purchaser defaulted, and the $100,000 earnest money deposit was recognized as income in fiscal 1995.

        CHI entered into a joint venture, First-N-Last LLC, with Arrowstar Investments, Inc. ("Arrowstar") to develop on a 50/50 basis, certain properties at the Ticaboo Townsite. Arrowstar is owned by certain shareholders of the Company. During 1996, Arrowstar gave its 50% interest in First- N-Last LLC to USECC as part of the consideration for Wind River (see Note D). USECC then transferred its 50% ownership in First-N-Last LLC to Plateau. As of May 31, 1997, Plateau/CHI owns 100% of First-N-Last, LLC.

ENERGX, LTD.

        During fiscal 1994, USE and Crested formed Energx to engage in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian
Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

        During fiscal 1995, Energx sold a 50% interest in the leases on the Fort Peck Indian Reservation for the sum of $200,000 plus $100,000 to be used only for the acquisition and consolidation of additional leases, and for a commitment to drill eight exploratory wells. Eight exploratory wells were drilled and were found to be non-commercial. No further activity is planned for this project.

        During 1997 and 1996, Energx abandoned certain of its leases and as a result wrote off $164,500 and $328,700, respectively, of costs capitalized associated with theses leases. The write off is reflected as abandonment of mineral interests in the accompanying 1997 and 1996 consolidated statements of operations.

G.      DEBT:

LINES OF CREDIT

        USE and Crested have a $1,000,000 line of credit from a commercial bank. The line of credit bears interest at the bank's prime rate plus .5% (10.25% as of May 31, 1997). The weighted average interest rate for 1997 and 1996 for the line of credit was 10.25%. The line of credit is secured by certain real property and a share of the net proceeds of fees from production from certain oil wells. As of May 31, 1996, $176,000 was outstanding on this line of credit. No amounts were outstanding as of May 31, 1997.

        FNG held a $400,000 line of credit with a commercial bank. This line of credit accrued interest at 2.0% over the bank's prime rate and expired on February 28, 1997. At May 31, 1996, $323,000 was outstanding. No amounts were outstanding as of May 31, 1997. The weighted average rate for 1997 and

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

1996 for this line of credit was 10.79%. The line of credit was not renewed when it expired on February 28, 1997.

NOTES PAYABLE

        The components of notes payable as of May 31, 1997 and 1996 are as follows:

                                                             MAY 31,
                                                 -----------------------------
                                                     1997              1996
                                                     ----              ----
     Installment notes - secured by equipment;
        interest at 8.75% - 9.5%, mature 2000    $    69,100           252,900
     FNG installment notes - secured by FNG
        equipment, interest at 7.5% to 11.25%
        matures in 1997 - 2002                       195,300           431,300
                                                 -----------        ----------
                                                     264,400           684,200
     Less current portion                            (81,300)         (239,900)
                                                 -----------        ----------
                                                 $   183,100        $  444,300
                                                 ===========        ==========

        Principal requirements on notes payable for the five years after May 31, 1997 are as follows: 1998 - $81,300; 1999 - $85,800; 2000 - $55,700; 2001 -
$34,200; 2002 - $6,000 and thereafter $1,400.

H.      INCOME TAXES:

        The components of deferred taxes as of May 31, 1997 and 1996 are as follows:

                                                              MAY 31,
                                                 ------------------------------
                                                     1997              1996
                                                     ----              ----
     Deferred tax assets:
        Deferred compensation                    $   129,800        $   40,100
        Net operating loss carryforwards           6,731,500         7,260,400
        Capital loss carryforwards                    --               297,100
        Tax Credits                                  325,100           325,100
        Other                                        655,400           106,100
        Tax basis in excess of book basis            573,400             --
                                                 -----------        ----------
     Total deferred tax assets                     8,415,200         8,028,800
                                                 -----------        ----------

     Deferred tax liabilities:
        Book basis in excess of tax basis           --                (597,900)
        Development and exploration costs         (1,963,400)       (2,332,100)
                                                 -----------        ----------
     Total deferred tax liabilities               (1,963,400)       (2,930,000)
                                                 -----------        ----------
                                                   6,451,800         5,098,800
     Valuation allowance                          (6,635,100)       (5,282,100)
                                                 -----------        ----------
     Net deferred tax liability                  $  (183,300)       $ (183,300)
                                                 ===========        ==========

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

     The Company has established a valuation allowance of $6,635,100 against deferred tax assets due to the losses incurred by the Company in fiscal 1997, 1996 and 1995. The Company's ability to generate future taxable income to utilize the NOL and capital loss carryforwards is uncertain.

        The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                    YEAR ENDED MAY 31,
                                       -----------------------------------------
                                           1997            1996          1995
                                           ----            ----          ----
     Expected federal income tax       $(1,266,330)    $(793,500)   $  (804,700)
     Utilization of capital loss
       carryforward                        --              --          (269,900)
     Net operating losses not
       previously
       benefitted and other               (86,670)      (204,800)      (569,600)
     Valuation allowance                1,353,000        998,300      1,644,200
                                       -----------     ---------    -----------
        Income tax provision           $   --          $  --        $   --
                                       ===========     =========    ===========

        There were no taxes currently payable as of May 31, 1997, 1996 or 1995 related to continuing operations.

        At May 31, 1997, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $21,300,000 which will expire from 1998 to 2012 and investment tax credit carryforwards of $325,000 which, if not used, will expire from 1998 to 2003. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

        The Internal Revenue Service has audited the Company's and affiliates' tax returns through fiscal 1991, and their income tax liabilities are settled through that year. The IRS has recently audited the Company's and affiliates', which includes USECC, fiscal years 1993 and 1994 returns. The Company has received a 30 day letter for the year 1993 and 1994. The Company has submitted a written appeal to protest the findings of the examining agent to preserve its NOL. Management believes the Company will prevail on the significant issues in dispute, and therefore, that no significant changes will result from the findings.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

I.      SEGMENTS AND MAJOR CUSTOMERS:

        The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties although the Company has no producing mines. Other reportable industry segments included commercial operations, primarily real estate activities and operation of an airport fixed base operation, and construction operations. The following is information related to these industry segments:

                                                            YEAR ENDED MAY 31, 1997
                                          --------------------------------------------------------
                                                          COMMERCIAL    CONSTRUCTION
                                           MINERALS       OPERATIONS     OPERATIONS   CONSOLIDATED
                                           --------       ----------     ----------   ------------

Revenues                                  $ --          $ 3,223,200     $1,038,600    $  4,261,800
                                          ==========    ===========     ==========
Interest and other revenues                                                              1,528,400
                                                                                      ------------
     Total revenues                                                                   $  5,790,200
                                                                                      ============

Operating profit (loss)                   $ (843,100)   $    163,600    $   286,000   $   (393,500)
                                          ==========    ============    ===========
Interest and other revenues                                                              1,528,400
General corporate and other expenses                                                    (4,168,600)
Equity in loss of affiliates                                                              (690,800)
                                                                                      ------------
     Loss before income taxes
        and cumulative effect                                                         $ (3,724,500)
                                                                                      ============

Identifiable net assets at May 31, 1997   $ 9,025,700   $  6,103,700    $   301,500   $ 15,430,900
                                          ===========   ============    ===========
Investments in affiliates                                                                4,999,600
Corporate assets                                                                         9,956,600
                                                                                      ------------
     Total assets at May 31, 1997                                                     $ 30,387,100
                                                                                      ============

Capital expenditures                      $   159,500   $    296,300    $    --
                                          ===========   ============    ===========
Depreciation, depletion and
     amortization                         $   --        $    460,100    $   172,000
                                          ==========    ============    ===========

                               U.S. ENERGY CORP. AND AFFILIATES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997, 1996 AND 1995
                                          (CONTINUED)

                                                            YEAR ENDED MAY 31, 1996
                                                          COMMERCIAL    CONSTRUCTION
                                             MINERALS     OPERATIONS     OPERATIONS   CONSOLIDATED
                                             --------     ----------     ----------   ------------

Revenues                                  $ 3,116,700    $ 1,439,100    $ 3,794,500   $  8,350,300
                                          ===========    ===========    ===========
Interest and other revenues                                                              1,281,900
                                                                                      ------------
     Total revenues                                                                   $  9,632,200
                                                                                      ============

Operating profit (loss)                   $  (455,600)   $  (935,700)   $   716,700   $   (674,600)
                                          ===========    ===========    ===========
Interest and other revenues                                                              1,281,900
General corporate and other expenses                                                    (2,522,700)
Equity in loss of affiliates                                                              (418,500)
                                                                                      ------------
     Loss before income taxes,
        discontinued operations
        and extraordinary item                                                        $ (2,333,900)
                                                                                      ============

Identifiable net assets at May 31, 1996   $19,724,700    $ 6,196,800    $   705,500   $ 26,627,000
                                          ===========    ===========    ===========
Investments in affiliates                                                                3,658,500
Corporate assets                                                                         4,507,800
                                                                                      ------------
     Total assets at May 31, 1996                                                     $ 34,793,300
                                                                                      ============

Capital expenditures                      $   835,200    $   372,000    $   903,100
                                          ===========    ===========    ===========
Depreciation, depletion and
     amortization                         $   --         $   569,000    $   219,500
                                          ============   ===========    ===========

                               U.S. ENERGY CORP. AND AFFILIATES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997, 1996 AND 1995
                                          (CONTINUED)

                                                            YEAR ENDED MAY 31, 1995
                                                          COMMERCIAL    CONSTRUCTION
                                             MINERALS     OPERATIONS     OPERATIONS   CONSOLIDATED

Revenues                                  $    85,500    $ 1,177,600    $ 1,303,400   $  2,566,500
                                          ===========    ===========    ===========
Interest and other revenues                                                              2,034,100
                                                                                      ------------
     Total revenues                                                                   $  4,600,600
                                                                                      ============

Operating (loss) profit                   $(1,568,800)   $  (892,500)   $   265,100   $ (2,196,200)
                                          ===========    ===========    ===========
Interest and other revenues                                                              2,034,100
General corporate and other expenses                                                    (1,762,400)
Equity in loss of affiliates                                                              (442,300)
                                                                                      ------------
     Loss before income taxes
        and discontinued operations                                                   $ (2,366,800)
                                                                                      ============

Identifiable net assets at May 31, 1995   $ 18,518,300   $ 9,074,300    $   292,700   $ 27,885,300
                                          ============   ===========    ===========
Investments in affiliates                                                                3,244,600
Corporate assets                                                                         2,254,600
                                                                                      ------------
     Total assets at May 31, 1995                                                     $ 33,384,500
                                                                                      ============

Capital expenditures                      $    455,100   $    186,400   $    28,100
                                          ============   ============   ===========
Depreciation, depletion and
     amortization                         $     --       $    608,200   $   116,500
                                          ============   ============   ===========


        During fiscal 1996, approximately 89% of mineral revenues were from the sale of uranium. There were no uranium sales during fiscal 1997 and 1995.

        The Company subleases excess office space, contracts aircraft for charter flights and sells aviation fuel. Commercial revenues in the statements of operations consist of mining equipment rentals, office and other real property rentals, charter flights and fuel sales.

J.      SHAREHOLDERS' EQUITY:

        In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of USE payable in shares of the Company's common stock. The 1996 Stock Award Program was approved by the Company's shareholders in the second quarter of fiscal 1997. The shares are to be issued annually on or before January 15 of each year, starting January 15, 1997, as long as each officer is employed by USE, provided the Company has been profitable in the preceding fiscal year. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. One-half of the compensation under the 1996 Stock Award Program is the responsibility of Crested. The number of shares awarded each year out of such 67,000 shares aggregate annual limit will be based on earnings per share of Common Stock to be determined in the formal plan to be adopted, and in addition will be subject to approval by the

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

shareholders of the Company for each award each year. In fiscal 1997, 14,158 shares were authorized for issuance by shareholder approval to these five officers of the Company and Crested. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors of the Company which was to provide incentive to the officers of the Company and Crested to remain with the Companies. The shares under the plan therefore became forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors.

        Effective January 9, 1996, the Company entered into a Warrant Purchase Agreement with Shamrock Partners, Ltd. ("Shamrock"). Pursuant to the Agreement, Shamrock received a warrant to purchase 200,000 common shares of the Company's common stock at $5.00 per share in exchange for consultation services to be provided through January 9, 1997. During fiscal 1997, Shamrock exercised 180,000 of these warrants for a total of $900,000. In connection with this warrant agreement, the Company recognized $148,300 of consulting expense in 1997.

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

        The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, amended in December 1995, reserves 925,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued options to certain of its executive officers, Board members and others. Under this Plan, 371,200 non-qualified options were issued at purchase prices ranging from $2.75 per share to $2.90 per share. These options will expire on April 14, 2002 and April 30, 2002. During fiscal 1996, the Company issued 360,000 non-qualified options to employees who are not officers or directors at a purchase price of $4.00 per share, expiring on December 31, 2000. During fiscal 1997, options were exercised for the purchase of 106,100 shares. On December 13, 1996, the shareholders of USE ratified an amendment to the Option Plan and on that same date all outstanding non-qualified options were converted to qualified options by the Board of Directors of USE.

        The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE's employees. During fiscal 1997, 1996 and 1995, the Board of Directors of USE contributed 24,069, 10,089 and 37,204, shares to the ESOP at prices of $8.87,

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

$8.65 and $5.38 per share, respectively. The Company is responsible for one-half of these contributions amounting to $106,700, $43,600 and $100,000 in fiscal 1997, 1996 and 1995, respectively. Crested is responsible for the remainder. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased with the loan proceeds, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying consolidated balance sheets. During fiscal 1996, the Company released 10,089 of the shares to fund the 1996 ESOP contribution by $87,300 as reflected in the statement of stockholders' equity.

        The Board of Directors of both the Company and Crested issue shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying balance sheets because such shares are forfeitable to the Company and Crested until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. In exchange for this amendment, the amended plan grants a stock-bonus of 20% of the previous plan per year for five years. Crested is responsible for one half of the compensation expense related to these issuances. For the years ended May 31, 1997, 1996 and 1995, the Company had compensation expense of $152,600, $116,500 and $200,000, respectively, resulting from these issuances. A schedule of forfeitable shares for both USE and Crested is set forth in the following table:

     ISSUE               NUMBER                       ISSUE            TOTAL
     DATE               OF SHARES       ISSUER        PRICE        COMPENSATION
     ----               ---------       ------        -----        ------------

    May 1990              40,300        USE         $  9.75          $392,925
    June 1990             66,300        USE           11.00           729,300
    November 1990
     (stock dividend)     10,660        USE          N.A.               N.A.
    June 1990             25,000        Crested        1.06            26,562
    December 1990          7,500        Crested         .50             3,750
    January 1993          18,520        USE            3.00            55,560
    January 1993           6,500        Crested         .22             1,430
    January 1994          18,520        USE            4.00            74,080
    January 1994           6,500        Crested         .28             1,828
    January 1995          18,520        USE            3.75            69,450
    January 1995           6,500        Crested         .19             1,219
    January 1996           7,700        USE           15.125          116,462
    January 1996           5,000        Crested         .3125           1,562
    January 1997          36,832        USE           11.02           405,830
    January 1997           8,000        Crested         .9375           7,500

        No shares were earned out in fiscal 1997 or 1996. Also included in the forfeitable common stock are 15,000 shares to directors which are vesting at 20% a year beginning in November 1992, of which 9,000 are earned out but not released as of May 31, 1997.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)


Statement of Financial Accounting Standards No. 123 ("SFAS 123")

        SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal year 1997 using the Black-Scholes pricing model and the following weighted average assumptions (no options were granted during 1997):

                                                    1997
                                                    ----
               Risk-free interest rate             5.45%
               Expected lives                      5 years
               Expected volatility                 135.2%
               Expected dividend yield             0%

        To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested at the end of the five years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

        The total fair value of options granted was computed to be approximately $1,274,900 during the year ended May 31, 1996. This amount is amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $255,000 and $106,200 for 1997 and 1996, respectively.

        If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:
                                                      YEAR ENDED MAY 31,
                                                ----------------------------
                                                    1997              1996
                                                    ----              ----
        Net income (loss)
           As reported                          $(3,724,500)     $   270,700
           Pro forma                            $(3,979,500)     $   164,500
        Net income (loss) per common share
           As reported                          $      (.55)     $       .04
           Pro forma                            $      (.59)     $       .03

        Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

        A summary of the Stock Option Plan activity for the years ended May 31, 1997 and 1996 is as follows:

                                               1997                     1996
                                     -----------------------    ---------------------
                                                   WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE
                                                   EXERCISE                  EXERCISE
                                      OPTIONS       PRICE        OPTIONS      PRICE
                                      -------       -----        -------      -----
Outstanding at beginning of year      724,800        3.44        371,400      2.95
Granted                                --                        360,000      4.00
Canceled                              (22,000)       4.00          --
Exercised                            (106,100)       3.49        (6,600)      6.27
                                     ---------                  --------
Outstanding at end of year            596,700        3.41       724,800       3.44
                                    =========                   =======
Exercisable at end of year            380,700                   436,800
                                    ==========                  =======

        The following table summarized information about employee stock options outstanding and exercisable at May 31, 1997:

                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                 --------------------------------------------    -----------------------------
                                      WEIGHTED
                    NUMBER OF          AVERAGE       WEIGHTED                         WEIGHTED
                     OPTIONS          REMAINING       AVERAGE        NUMBER            AVERAGE
    EXERCISE     OUTSTANDING AT      CONTRACTUAL     EXERCISE    EXERCISABLE AT       EXERCISE
     PRICES       MAY 31, 1997      LIFE IN YEARS      PRICE      MAY 31, 1997          PRICE
     ------       ------------      -------------      -----      ------------          -----
      $2.75         49,400              4.92           $2.75          49,400            $2.75
       2.90        264,300              4.88            2.90         264,300             2.90
       4.00        283,000              3.50            4.00          67,000             4.00


K.      COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS (SMP)

        ARBITRATION PROCEEDINGS CONCERNING SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and Crested. CRIC claimed that the Company and Crested violated the Sheep Mountain Partners ("SMP") partnership agreement by assigning to the Green Mountain Mining Venture (GMMV) the amounts equal to any SMP cash distributions to USECC derived from sales of uranium under SMP supply contracts.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

CRIC also asserted that by entering into the GMMV agreement, the Company and Crested misappropriated a business opportunity of SMP. CRIC sought damages and certain equitable remedies from the Company and Crested and sought to expel the Company and Crested from the SMP Partnership.

        FEDERAL COURT ACTION CONCERNING SMP. On July 3, 1991, the Company and Crested d/b/a USECC filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC and their affiliates, alleging that Nukem, CRIC and their affiliates fraudulently misrepresented facts and concealed information from the Company and Crested to induce their entry into the agreements forming SMP and seek rescission, damages and other relief. The Company and Crested further alleged that Nukem and CRIC have refused to provide information about transactions by CRIC and its affiliates with SMP, and that the defendants had engaged in various wrongful acts relating to financing and acquisition of uranium for SMP. Nukem and CRIC filed an answer and a variety of counterclaims against the Company and Crested. Certain of Nukem's affiliates (excluding CRIC) were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of the Company and Crested to stay the above arbitration initiated by CRIC and also ordered the Company and Crested to amend their complaint. On April 6, 1992, the Company and USE filed an amended complaint against Nukem and CRIC setting out the alleged fraud with particularity, and Nukem and CRIC filed answers and counterclaims to the amended complaint.

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

        SUMMARY. The discovery stage in the case filed by the Company and USE on July 3, 1991 in the U. S. District Court of Colorado against Nukem, CRIC et al has been protracted and vigorously contested by all parties. On November 6, 1993, the remaining parties in that suit, Nukem and CRIC, agreed with the Company and Crested that the majority of the litigation post the formation of SMP on December 21, 1988, would be handled through consensual arbitration with the American Arbitration Association ("AAA"). The agreement to arbitrate was finally reduced to writing and executed on February 7, 1994. The arbitration hearing commenced on June 27, 1994 before a three member AAA arbitration panel. After 73 hearing days and some 15,000 pages of testimony, the parties rested their cases on May 31, 1995. Per order of the Panel, the parties filed their proposed Findings of Fact and Conclusions of Law, Award and a brief of the law on August 7, 1995. Each side submitted responsive proposed findings of fact and conclusions of law, responsive proposed award and reply briefs by September 21, 1995.

        The Panel entered its Order and Award on April 18, 1996 but did not dissolve the Partnership. Nukem appealed the Award by filing two motions indicating there was a material miscalculation and a double recovery. The U.S. District Court remanded the matter to the Arbitration Panel to consider Nukem's motions. On July 3, 1996, the Panel found there was not double recovery and confirmed the Order and Award, which awarded Crested and USE $12,500,000 and Nukem/CRIC $7,100,000 through July 31, 1996. On November 4, 1996 the United States District Court issued a Judgment and Order confirming the Arbitration Panel's Order and Award during fiscal 1997. The Company and Crested

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

received $4,300,000 from the SMP escrow accounts as partial payment of the monetary award of the Arbitration Panel. This $4,300,000 was accounted for under cost recovery method of accounting, wherein it was applied to outstanding amounts due USECC and the Company and the balance of $1,003,800 was recognized as income. Nukem/CRIC filed a motion asking for limited remand and on June 27, 1997 the Federal Court issued a Second Amended Judgment which confirmed the monetary award of the Arbitration Panel and clarified the equitable damages due USECC from Nukem/CRIC. Nukem has until September 12, 1997 to file a notice of appeal with the Tenth Circuit Court of Appeals. Nukem has posted a $8,600,000 supersedeas bond on the monetary portion of the Award. If Nukem seeks to appeal the equitable portion of the Award, the Company and Crested will ask that the supersedeas bond be raised to $111,000,000.

        ILLINOIS POWER. Illinois Power Company ("IPC"), one of the utilities with whom SMP has a long-term uranium supply contract, unilaterally sought to terminate the contract on October 28, 1993 and filed suit contemporaneously in the Federal District Court, Danville, Illinois, against the Company, USE, CRIC, SMP, Nukem Luxembourg GmbH ("NULUX") and the Dresdner Bank, seeking a declaratory judgment that the contract with USECC, which was assigned to SMP and thereafter to NULUX, had been breached by USECC filing a Motion for Appointment of Receiver in the SMP litigation. The Dresdner Bank was dismissed from the case, and the remaining defendants filed answers denying IPC's allegations and filed counterclaims for damages due under the IPC contract. These defendants also filed Motions for Summary Judgment and a hearing was held on the motions on May 27, 1994. On September 1, 1994, the U. S. District Court for the Central District of Illinois granted the defendants' motions for summary judgment against IPC dismissing IPC's complaint, and further granted those defendant's counterclaims against IPC for breach of contract by IPC. After various negotiating sessions the parties reached agreement in June 1995 to settle the case by entering into an amendment to the original agreement to increase the price per pound of U3O8 delivered to IPC and provide for 3 deliveries totalling 486,443 lbs. U3O8 in 1995, 1996 and 1997. The first delivery of 226,443 lbs.
U3O8 was made on June 30, 1995 by Nukem on behalf of SMP. A delivery of 130,000 lbs. U3O8 was made during fiscal 1996 and the last delivery of 130,000 lbs. U3O8 under the contract was made in May 1997. On June 13, 1997, the Company and Crested received $838,500 as a distribution of profits from the last delivery under this SMP contract.

PARADOR MINING COMPANY, INC. ("PARADOR")

        On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador and H.B. Layne Contractor, Inc. (Layne) as defendants. The complaint primarily concerns extralateral rights associated with two patented lode mining claims (the "Claims") owned by Parador which were initially leased to a predecessor of BGBI and subsequently, the residuals of that lease were assigned and leased by Parador to USE and Crested. Parador, the Company and Crested answered the complaint, filed a counterclaim against the Plaintiff and a cross claim against Layne. A bifurcated trial was held on December 11-12, 1995 before the District Court for the Fifth Judicial District for the State of Nevada, County of Nye, at which time the parties presented evidence relative to the issue of extralateral rights. Other claims between the parties were bifurcated by the Court and were not at issue at the trial. Parador, the Company and Crested submitted expert testimony by five renowned geologists opining that a gold lode apexed on

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

Parador's Sunset No. 1 patented lode mining claim, from which apex the lode extended in a continuous downward direction outside the surface boundaries of that claim and under the surface boundaries of a claim owned by an adjacent property owner. No contrary testimony was submitted by the other parties.

        The District Court took the matter under advisement at the conclusion of the evidentiary proceedings, and on December 26, 1995, issued a written ruling denying apex rights and extralateral royalties to Parador, the Company and Crested. It is the belief of Parador, the Company and Crested that the trial court's ruling is erroneous as a matter of law and, consequently on February 2, 1996, an appeal was lodged with the appellate court asking that Court to reverse the trial court's ruling. The Appellate Court dismissed the appeal pending a resolution of all claims before the District Court. Parador, the Company and Crested intend to proceed wit the litigation.

RECLAMATION AND ENVIRONMENTAL LIABILITIES

        Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company attempts to conduct its mining operations so as to comply with these regulations, but they are continually changing and are generally becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts and technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission, the Bureau of Land Management and the Wyoming Department of Environmental Quality review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses on unasserted claims to be disclosed or recorded in the reclamation liability. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

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

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        As of May 31, 1997 and 1996, the Company has recorded estimated reclamation obligations, including standby costs, of $13,674,700 as reflected in reclamation and other long-term liabilities in the accompanying financial statements. In addition, the GMMV, in which the Company is a 50% equity investor, has recorded a $23,620,000 liability for future reclamation and closure costs. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

        The Company currently has four mineral properties or investments that account for most of its environmental obligations. The Company is a partner in SMP, a venturer of GMMV, the owner of Plateau and an investor in SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

SHEEP MOUNTAIN PARTNERS ("SMP")

        The Company and Crested agreed to assume the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties, which are part of the SMP venture. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1995 and the balance in the reclamation liability account at May 31, 1997 of $1,451,800 was determined by the Company to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and Crested self bonded this obligation by mortgaging certain of their real estate holdings. A portion of the funds for the reclamation of SMP's properties is expected to be provided by SMP which has agreed to pay up to $.50 per pound of uranium to the Company and Crested for reclamation work as the uranium is produced from the properties. The final outcome of the arbitration proceedings with Nukem and CRIC could result in changes to these agreements between the parties.

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

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

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

        The reclamation and environmental liabilities assumed by GMMV concern two categories: (1) cleanup of an inactive open pit mine site near the Mill, including water (heavy metals and other contaminants) and tailings (heavy metals and other dust contaminant abatement and erosion control) associated with the pit, and (2) decontamination, cleanup and disposal of the Mill building and equipment and tailings cells after Mill decommissioning. On June 18, 1996, Kennecott had a letter of credit in the amount of approximately $19,767,000 issued to the Wyoming Department of Environmental Quality for mine pit site matters (exercising EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and by the NRC for decontamination and cleanup of the Mill and Mill tailings cells. An irrevocable letter of credit has been provided by the Morgan Guaranty Trust Company of New York in lieu of a surety bond to cover the reclamation costs for the open pit mine site and the mill. The letter of credit was obtained by Kennecott Uranium Company to cover all reclamation costs related to mining and drilling operations in the State of Wyoming. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act pertaining to any hazardous materials which may be on site when cleanup work is started.

        Although USE and the other GMMV parties are liable for all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, USE believes it is unlikely USE will have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs may be within the $50,000,000 development commitment of Kennecott Uranium Company for GMMV. These costs are not expected to increase materially if the Mill is not put into full operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous Mill and site operations during ownership by Minerals Exploration Company (a UNOCAL subsidiary), UNOCAL has agreed to fund up to $8,000,000 of such costs (provided such costs are incurred before February 1, 2001 and before Mill production resumes), which would be recoverable only out of future Mill production (see above). Third, payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities once mining and milling commences. To date, ongoing Mill maintenance expense is funded by Kennecott as part of its development commitment.

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV, if Kennecott is required to pay Mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott only would be reimbursed if the liabilities cannot be satisfied within the

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be established up out of GMMV operating revenues). In addition, if and to the extent such liabilities resulted from UNOCAL's Mill operations, and payment of the liabilities was required before February 1, 2001 and before Mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate USE liability for contribution to Mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of Mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be established out of GMMV operating revenues and c) payments are not available from UNOCAL.

SUTTER GOLD MINING COMPANY ("SGMC")

        SGMC is currently owned 30.7% by the Company, 3.2% by Crested and 66.1% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are in development and costs consist of drilling, permitting, holding costs and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. The Company's policy is to provide reclamation on a unit-of-production basis. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 1997.

PLATEAU RESOURCES, LIMITED ("PLATEAU")

        The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational.

EXECUTIVE COMPENSATION

        The Company and Crested are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

L.      DISCONTINUED OPERATIONS.

        In November 1993, the Company and Brunton executed an Agreement and Plan of Share Exchange ("Agreement") which closed in late May 1994. The Agreement provided for the Exchange of 276,470 shares of USE common stock for all 5,529,200 outstanding shares of Brunton's common stock, which were not owned by the Company. Brunton was therefore owned 100% by USE as of May 31, 1994. The transaction was accounted for as a purchase.

                        U.S. ENERGY CORP. AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1997, 1996 AND 1995
                                   (CONTINUED)

        In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. The Company received the first of three annual installments of $333,333 on a $1,000,000 note, plus interest at a rate of 7% per year during February 1997. Two additional payments are due the Company in the amount of $333,333 plus interest in February 1998 and 1999. The current portion of this note receivable is included in current assets and the long-term portion is included in notes receivable-real estate and other in the accompanying consolidated balance sheet. In addition, the Company is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The first payment which covered profits from February 1, 1996 through April 30, 1997 was received in August 1997 in the amount of $292,600. Each subsequent payment, due July 15 of subsequent years, will cover profits for the most recent year ended April 30.

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

        As a result of selling 100% of the common stock of Brunton, the Company has reflected the operations of Brunton as discontinued in the accompanying financial statements. Revenues for the discontinued operations for the years ended May 31, 1996 and 1995 were $2,870,800 and $4,553,500, respectively. The Company recognized a gain on the disposal of Brunton of $2,295,700 net of income taxes of approximately $50,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

        In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1997, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this Report.

ITEM 11.       EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K

                                                                      PAGE NO.
                                                                      --------
(a) The following financial statements are filed as a part of this Report in Item 8:

(1)     Consolidated Financial Statements

        Registrant and Affiliates

            Report of Independent Public Accountants.........................52

            Consolidated Balance Sheets - May 31, 1997 and 1996...........53-54

            Consolidated Statements of Operations
            for the Years Ended May 31, 1997, 1996 and 1995 ..............55-56

            Consolidated Statements of Shareholders'
            Equity for the Years Ended May 31, 1997, 1996 and 1995........57-59

            Consolidated Statements of Cash Flows
            for the Years Ended May 31, 1997, 1996 and 1995...............60-61

            Notes to Consolidated Financial Statements ...................62-92

        (ii) Financials and Schedules of Affiliates

            (a) Green Mountain Mining Venture

                Report of Independent Public Accountants....................103

                Balance Sheet - December 31, 1996 and 1995..................104

                Statement of Operations for the Period
                from June 1, 1990 (Date of Inception)
                through December 31, 1996...................................105

                Statement of Changes in Partners' Capital
                for the Period from June 1, 1990
                (Date of Inception) through December 31, 1996...............106

                Statement of Cash Flows for the Period
                from June 1, 1990 (Date of Inception)
                through December 31, 1996...................................107

                Notes to Financial Statements...........................108-113

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

                Balance Sheets - May 31, 1997 and 1996........................*

                Statements of Operations - Years Ended
                May 31, 1997, 1996 and 1995...................................*

                Statements of Changes in Partners' Capital -
                Years Ended May 31, 1997, 1996 and 1995.......................*

                Statements of Cash Flows - Years Ended
                May 31, 1997, 1996 and 1995...................................*

                Notes to the Financial Statements.............................*

        *To be filed under cover of a Form 10-K/A.

        All other schedules have been omitted because the information is not applicable or because the information is included in the financial statements.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

     EXHIBIT                                                        SEQUENTIAL
       NO.                    TITLE OF EXHIBIT                       PAGE NO.
       ---                   ----------------                        --------

     3.1     USE Restated Articles of Incorporation........................[5]

     3.1(a)  USE Articles of Amendment to Restated
             Articles of Incorporation.....................................[3]

     3.2     USE Bylaws, as amended through April 22, 1992.................[3]

     4.1     Warrant to Purchase 200,000 Common Shares of USE.............[14]

     4.2     USE 1989 Incentive Stock Option Plan,
             as amended through 12/95......................................[1]

     4.3     USE Restricted Stock Bonus Plan,
             as amended through 2/94......................................[14]

     4.4     Form of Stock Option Agreement,
             and Schedule, Options Issued 1/96.............................[1]

     4.5     Amendment to Warrant to Purchase
             200,000 Common Shares of USE..................................114

     4.6     Amendment to USE 1989 Incentive Stock
             Option Plan (12/13/96)........................................115

     4.7     USE 1996 Stock Award Program (Plan).......................116-117

     4.8     USE Restated 1996 Stock Award Plan
             and Amendment to USE 1990 Restricted
             Stock Bonus Plan..........................................118-121

     10.1    USECC Joint Venture Agreement - Amended.......................[6]

     10.2    Management Agreement with USECC...............................[4]

     10.3    Promissory Note from Crested to USE (5/31/97).............122-123

     10.4    Contract for Sale of Stock of Brunton to Silva A.B...........[13]

     10.5    Assignment and Lease - Parador................................[4]

     10.6    Employment Agreement - Daniel P. Svilar.......................[5]

     10.7    Airport Ground Lease - City of Riverton.......................[4]

     10.8    Executive Officer Death Benefit Plan..........................[5]

     10.9    Big Eagle Acquisition Agreement with PMC......................[7]

        10.11   Sweetwater Mill Acquisition Agreement......................[4]

        10.12   Ft. Peck Agreement - Drilling and Production Services......[4]

        10.18   Master Agreement - Mt. Emmons/AMAX.........................[9]

        10.20   Promissory Notes - ESOP/USE...............................[10]

        10.21   Self Bond Agreement - Crooks Gap Properties................[6]

        10.22   Security Agreement - ESOP Loans...........................[11]

        10.27   Mineral Properties Agreement Congo Area - PMC..............[5]

        10.28   Memorandum of Joint Venture Agreement - GMMV...............[5]

        10.29   Memorandum of Partnership Agreement  - SMP.................[6]

        10.32   Employee Stock Ownership Plan..............................[6]

        10.34   Form of Stock Option Agreement and Schedule - 1989 Plan....[5]

        10.35   Severance Agreement (Form).................................[3]

        10.36   1992 Stock Compensation Plan Non-Employee Directors........[3]

        10.37   Executive Compensation (John L. Larsen)....................[3]

        10.38   Executive Compensation (Non-qualified Options).............[3]

        10.39   ESOP and Option Plan Amendments (1992).....................[3]

        10.40   Plateau Acquisition - Stock Purchase
                Agreement and Related Exhibits.............................[8]

        10.41   Option and Sales Agreements  -
                Gunnison Property Parcel A.................................[2]

        10.42   Option and Sales Agreements -
                Gunnison Property Parcel B.................................[2]

        10.43   Option Agreement - USE and Arrowstar -
                Aircraft Hanger............................................[2]

        10.44   Amendment to Contract with Arrowstar on Hangar............[14]

        10.45   Contract for Sale of Wind River Estates...................[12]

        10.46   Contract for sale of Jeffrey City Six-Plex................[12]

        10.47   Development Agreement with First N-Last...................[14]

        10.48   Operating Agreement with First-N-Last.....................[14]

        10.49   Acquisition Agreement between
                Kennecott Uranium Company,
                USE and USECC regarding GMMV (6/23/97).................124-158

        10.50   Exhibit A to Acquisition Agreement (see 10.49)
                Promissory Note from Kennecott Uranium Company
                to Kennecott Energy Company regarding GMMV.............159-163

        10.51   Exhibit B to Acquisition Agreement (see 10.49)
                Mortgage, Security Agreement, Financing Statement
                and Assignment of Proceeds, Rents and Leases...........164-193

        10.52   Exhibit G to Acquisition Agreement
                (see 10.49) - Contract Services Agreement
                for the Sweetwater Uranium Mill Facility...............194-227

        10.53   Exhibit H to Acquisition Agreement
                (see 10.49) - Mineral Lease Agreement..................228-255

        10.54   Exhibit I to Acquisition Agreement
                (see 10.49) - Fourth Amendment of
                Mining Venture Agreement among
                Kennecott Uranium Company, USE and USECC...............256-267

        10.55   Master Resolution Agreement
                regarding Gunnison Properties..........................268-272

        10.56   Membership Pledge Agreement
                regarding Gunnison Properties..........................273-279

        10.57   Management Agreement between SGMC and USECC............280-296

        10.58   Outsourcing  and Lease Agreement
                between YSFC and USECC.................................297-300

        10.59   Convertible Promissory Note from YSFC to USECC.........301-302

        21.1    Subsidiaries of Registrant.................................303


        [1] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended
                May 31, 1996

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

    [6] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1989.

    [7] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-Q for the period ended February 28, 1991.

    [8] Incorporated by reference from exhibit A to the Registrant's Form 8-K reporting an event of August 11, 1993.

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

    [14] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 (SEC File No. 333-6189).

(b) Reports filed on Form 8-K.

        During the fourth quarter of the fiscal year ended on May 31, 1997, the Registrant filed one Form 8-K, under Item 5, Other Events, reporting an event of March 6, 1997.

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

                                              U.S. ENERGY CORP. (Registrant)

Date:   September 10, 1997             By:    /s/ John L. Larsen
                                            ----------------------------------
                                              JOHN L. LARSEN,
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   September 10, 1997             By:    /s/ John L. Larsen
                                            ----------------------------------
                                              JOHN L. LARSEN, Director

Date:   September 11, 1997             By:    /s/ Harold F. Herron
                                            ----------------------------------
                                              HAROLD F. HERRON, Director

Date:   September __, 1997             By:
                                            ----------------------------------
                                              DON C. ANDERSON, Director

Date:   September 9, 1997              By:    /s/ David W. Brenman
                                            ----------------------------------
                                              DAVID W. BRENMAN, Director

Date:   September 12, 1997             By:    /s/ Nick Bebout
                                            ----------------------------------
                                              NICK BEBOUT, Director

Date:   September 12, 1997             By:    /s/ H. Russell Fraser
                                            ----------------------------------
                                              H. RUSSELL FRASER, Director

Date:   September __, 1997             By:
                                            ----------------------------------
                                              ALAN K. SIMPSON, Director

Date:   September 12, 1997             By:     /s/ Robert S. Lorimer
                                            ----------------------------------
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)


                    Report on Audits of Financial Statements
                  as of December 31, 1996 and 1995 and for the
                  years ended December 31, 1996, 1995 and 1994,
                          and the period from inception
                       (June 1, 1990) to December 31, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1996 and 1995, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (June 1, 1990) to December 31, 1996. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, and the period from inception (June 1, 1990) to December 31, 1996, in conformity with generally accepted accounting principles.


   /s/  Coopers & Lybrand L.L.P.


Salt Lake City, Utah May 6, 1997, except for Note 5, as to which the date is June 17, 1997

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                         BALANCE SHEET
                                            ------


                                                                   AS OF DECEMBER 31,
                                                          ------------------------------------
                                                               1996                  1995
                                                               ----                  ----
                 ASSETS
Assets:
   Due from USECC                                         $    -                $        1,212
   Property and equipment (Note 3):
      Mineral properties and mine development costs           22,812,077            22,443,305
      Buildings                                               24,815,009            24,815,009
      Machinery and equipment                                    403,000             -
                                                          --------------        --------------
                                                              48,030,086            47,258,314
                                                          --------------        --------------
               Total assets                               $   48,030,086        $   47,259,526
                                                          ==============        ==============

   LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Due to USECC                                           $      469,032        $    -
   Reclamation liabilities (Note 3)                           23,620,000            23,620,000
                                                          --------------        --------------

               Total liabilities                              24,089,032            23,620,000
                                                          --------------        --------------

   Commitments and contingencies (Notes 3 and 4)

   Partners' capital:
      Kennecott Uranium Company                               11,970,527            11,819,763
      USECC                                                   11,970,527            11,819,763
                                                          --------------        --------------
                                                              23,941,054            23,639,526
                                                          --------------        --------------
               Total liabilities and partners' capital    $   48,030,086        $   47,259,526
                                                          ==============        ==============


                            The accompanying notes are an integral
                              part of these financial statements

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                      STATEMENT OF OPERATIONS
                                              -------


                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                   (JUNE 1, 1990)
                                            YEAR ENDED DECEMBER 31,                TO DECEMBER 31,
                                    -------------------------------------------    ---------------
                                       1996          1995             1994              1996
                                   ------------   ------------   --------------    ---------------
Cost and expenses:
   Maintenance and holding costs   $  1,838,820   $  1,697,234   $    1,877,528     $    9,457,836
   Marketing costs                   -              -                    85,676            247,598
                                   ------------   ------------   --------------     --------------

      Net loss                     $  1,838,820   $  1,697,234   $    1,963,204     $    9,705,434
                                   ============   ============   ==============     ==============

                            The accompanying notes are an integral
                              part of these financial statements.

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                          STATEMENT OF CHANGES IN VENTURE PARTNERS CAPITAL
                                                -----


                                                                                       Period from
                                                                                         inception
                                                                                      (June 1, 1990)
                                            YEAR ENDED DECEMBER 31,                   TO DECEMBER 31,
                                   ----------------------------------------------     ---------------
                                       1996             1995             1994              1996
                                   ------------     ------------     ------------     ---------------

Balance at beginning of period     $ 11,819,763     $ 11,510,240     $ 11,348,745     $   -
   Kennecott Uranium Company         11,819,763       11,510,240       11,348,745

Capital Contributions (Note 1):
   Kennecott Uranium Company          1,070,174        1,158,140        1,143,097        16,823,244
   USECC                              1,070,174        1,158,140        1,143,097        16,823,244

Net loss:
   Kennecott Uranium Company           (919,410)        (848,617)        (981,602)       (4,852,717)
   USECC                               (919,410)        (848,617)        (981,602)       (4,852,717)

Balance at end of period:
   Kennecott Uranium Company       $ 11,970,527     $ 11,819,763     $ 11,510,240     $  11,970,527
   USECC                           $ 11,970,527     $ 11,819,763     $ 11,510,240     $  11,970,527


                            The accompanying notes are an integral
                              part of these financial statements

                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                     STATEMENT OF CASH FLOWS
                                             -----


                                                                                                    PERIOD FROM
                                                                                                     INCEPTION
                                                                                                   (JUNE 1, 1990)
                                                               YEAR ENDED DECEMBER 31,             TO DECEMBER 31,
                                                  ---------------------------------------------    ---------------
                                                       1996             1995            1994            1996
                                                  -------------    ------------    ------------    ---------------
Cash flows from operating activities:
   Net loss                                       $ (1,838,820)    $(1,697,234)    $(1,963,204)    $  (9,705,434)
   Increase (decrease) in due to and due from
      USECC                                            329,171         (47,889)        (34,782)          298,447
                                                  ------------     -----------     -----------     -------------
      Net cash used in operating activities         (1,509,649)     (1,745,123)     (1,997,986)       (9,406,987)
                                                  ------------     -----------     -----------     -------------

Cash flows from investing activities:
   Cost of buildings, mineral properties mine
      development, and machinery and equipment        (771,772)       (555,448)       (283,194)       (8,683,086)
   Increase (decrease i due to and due from
      USECC                                            141,073         (15,709)         (5,014)          170,585
                                                  ------------     -----------     -----------     -------------
      Net cash used in investing activities           (630,699)       (571,157)       (288,208)       (8,512,501)
                                                  ------------     -----------     -----------     -------------

Cash flows from financing activities:
   Capital contributions                             2,140,348       2,316,280       2,286,194        17,919,488
                                                  ------------     -----------     -----------     -------------

      Net change in cash and cash equivalents      $    -          $    -          $    -          $      -
                                                   ===========     ===========     ===========     =============

Cash and cash equivalents:
   At beginning of period                          $    -          $    -          $    -          $      -
   At end of period                                     -               -               -                 -

Supplemental schedule of non-cash activities:

During 1990 and 1992 the Venture acquired
  mineral  properties an an established
  uranium  processing  milling  exchange
  for  the  assumption  of  reclamation
   liabilities associated with the
   properties.                                                    $ 23,620,000
In 1990 the Venture partners contributed mineral
   properties and buildings which were recorded
   at the contributing partners' historical cost.                 $ 15,727,000


                            The accompanying notes are an integral
                              part of these financial statements

                                             107


                                 GREEN MOUNTAIN MINING VENTURE
                          (A Joint Venture in the Development Stage)

                                 NOTES TO FINANCIAL STATEMENTS



1.      ORGANIZATION OF THE JOINT VENTURE:

        Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to explore for, evaluate, develop, mine and market the mineral resources from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June
        1,  1990,  with  each  partner  contributing  its  portion  of the Green
        Mountain  properties.  Kennecott  acquired  its  portion  of  the  Green
        Mountain properties from USECC in 1990 for a cash payment of $15.0 million. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

        Kennecott has agreed to contribute the first $50 million of operating and development expenses pursuant to Management Committee budgets. As of May 6, 1997, the Management Committee has not approved a budget for the year ending December 31, 1997. Kennecott has also agreed to pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

        Through December 31, 1996, Kennecott has contributed  $17,919,488 to the
        Venture for operating and development expenses. During this period, 50% of the capital contributions made by Kennecott have been allocated to USECC. Income or loss and the cash flows from the Venture will be allocated 50% to Kennecott and 50% to USECC. The allocation of the USECC portion of cash flows will be determined by the ownership interests of USE and Crested in the various GMMV properties.

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

                                    Continued




                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued


1.      ORGANIZATION OF THE JOINT VENTURE, Continued:

        Through December 31, 1996, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. While these activities are expected to continue in the future, additional development at substantially higher annual levels is required prior to the commencement of commercial production. Such commencement is not expected to occur until the venture partners have agreed that all economic and other conditions justify such commencement.
        Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Mineral  properties  contributed  to the  Venture  were  recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are capitalized and either charged to  operations  on the  units-of-production  method  over the  estimated reserves  to be  recovered  or  charged  to  operations  at the time the property is sold or abandoned. Mine development costs incurred either to expand  the  capacity  of  operating  mines,  develop  new ore bodies or
        develop  mine  areas   substantially   in  advance  of  production   are
        capitalized and charged to operations on the units-of-production  method over  the  estimated  reserves  to be  recovered.  Amortization  of mine properties and  development  costs will commence when mining  operations start.  Mine  development  costs  incurred  to maintain  production  are included in operating costs and expenses.  Maintenance and holding costs are expensed as incurred.

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

3.      BUILDINGS, MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS:

        USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1996
        Kennecott had reimbursed USECC for substantially all development costs incurred.

                                    Continued




                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued



3.      BUILDINGS, MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS, Continued:

        Building, mineral property and mine development costs incurred by each of the Venture partners are as follows:

                                                                              Period from
                                                                               inception
                                                                            (June 1, 1990)
                                    YEAR ENDED DECEMBER 31,                 TO DECEMBER 31,
                          ---------------------------------------------     ---------------
                           1996             1995              1994               1996
                        ------------     ------------      ------------     --------------
        Kennecott             31,597           43,626           137,482          2,732,181
                        ------------     ------------      ------------     --------------

        Total           $    771,772     $    555,448      $    283,194     $    8,683,086
                        ============     ============      ============     ==============


        In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality ("WDEQ") and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. Before the earlier of January 1, 2001, and resumption of production, if the GMMV is required to incur reclamation or environmental costs, the seller of the mill will be liable for the first $8 million of these costs at the Sweetwater Mill.

        The Venture properties include state leases which will expire in May 2001 and October 2006. All fees required to hold the unpatented mining claims have been paid to the state of Wyoming as of December 31, 1996.


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS, Continued



3.      BUILDINGS, MINERAL PROPERTIES AND MINE DEVELOPMENT COSTS, Continued:

        At December 31, 1996 and 1995, costs capitalized as property and equipment are composed of the following:

                                             1996                   1995
                                       ----------------       ----------------
               Acquisition costs       $     39,347,000       $     39,347,000
               Development costs              8,683,086              7,911,314
                                       ----------------       ----------------

                                       $     48,030,086       $     47,258,314
                                       ================       ================

        Acquisition costs include the partners' initial contribution of mineral properties and buildings recorded at the contributing partners' historical cost of $15,727,000 and mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities totaling $23,620,000.

4.      CONTINGENCIES:

        In June 1994, Kennecott was served with a complaint filed by Nukem Inc. (Nukem) and Cycle Resource Investment Corporation (Cycle). The complaint alleges that when Kennecott entered into the Green Mountain Mining
        Venture with USE on June 1, 1990, that Kennecott interfered with a Uranium Marketing Agreement (UMA) between Nukem and USE and the Sheep Mountain Partners Partnership Agreement (SMPA) between USE and Cycle. Nukem and Cycle are each seeking damages in excess of $14 million and punitive damages.

        The case was stayed pending the conclusion of an arbitration proceeding between Cycle, Nukem and USE. The arbitration panel entered its order in April 1996, and the stay in this case was lifted. The arbitration panel held against Nukem in material respects stating that, even if the UMA had been breached, Nukem suffered no damages thereby. The panel denied the relief that Cycle sought for alleged breach of the SMPA. Accordingly, on January 6, 1997, Kennecott filed a motion for summary judgment contending, among other things, that the arbitration findings collaterally estop all claims asserted by Nukem and Cycle. The motion is currently pending. If the motion is denied,


                                    Continued

                          GREEN MOUNTAIN MINING VENTURE
                   (A Joint Venture in the Development Stage)
                    NOTES TO FINANCIAL STATEMENTS, Continued



4.      CONTINGENCIES, Continued:

        the case will proceed to trial scheduled in 1997. Kennecott intends to vigorously prosecute the summary judgment motion, and to vigorously defend the litigation in the event the motion is denied.

        Although the Venture is not a party to the complaint filed by Nukem and Cycle, the ultimate resolution of this contingency could have an impact on the properties held by the Venture.

5.      SUBSEQUENT EVENT:

        Subsequent to year end, Kennecott and USECC continued negotiations whereby the parties are attempting to extract Kennecott from the GMMV. These negotiations contemplate USECC buying out the Kennecott interest in GMMV. No assurance can be given that the negotiations will be successfully concluded.



                                    Continued