Form 10-K/A
period 1997-05-31
US ENERGY CORP
filed 1997-10-15
CIK 101594

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

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K/A includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other that statements of historical fact included in this Report, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, the disclosures about the Green Mountain Mining Venture development schedule for the Wyoming properties, the projected operating status of Plateau Resources Limited's Shootaring Canyon uranium mill in Utah, and the plan of operations for Yellow Stone Fuels Corp. and Sutter Gold Mining Company (subsidiaries of U.S. Energy Corp.), are forward-looking statements.

        Although U. S. Energy Corp. believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

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

Percentage of Net Revenue contributions by the three USE segments in the last three fiscal years were:

                                  PERCENTAGE OF NET REVENUE DURING YEAR ENDED
                                  -------------------------------------------
                                  May 31,           May 31,           May 31,
                                   1997              1996              1995
                                  -------          --------           ------

Minerals                            4%               32%                 2%
Commercial Operations              56%               15%                26%
Construction Operations            18%               39%                28%

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

                                                NUEXCO EXCHANGE VALUE
                                                 US $/POUND OF U3O8
             YEARS ENDED                    ----------------------------
               MAY 31,                        HIGH                   LOW
            -------------                     ----                   ---
               1992                         $  9.05              $  7.75
               1993                           10.05                 7.75
               1994                           10.20                 9.25
               1995                           11.00                 9.50
               1996                           16.60                13.00
               1997*                          14.80                10.30

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
                                                       HIGH            LOW
                                                       ----            ---
        FISCAL YEAR ENDED MAY 31, 1997
           First quarter ended 8/31/96                $22.00         $14.50
           Second quarter ended 11/30/96               19.00          11.94
           Third quarter ended 2/28/97                 11.25           9.38
           Fourth quarter ended 5/31/97                13.00           5.75

        FISCAL YEAR ENDED MAY 31, 1996
           First quarter ended 8/31/95                 $5.38          $4.13
           Second quarter ended 11/30/95                5.38           3.38
           Third quarter ended 2/29/96                 19.75           3.50
           Fourth quarter ended 5/31/96                27.00          13.00

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
                                                            ===========       ============      ==========

     Exchange of common shares
     investment in affiliate in exchange
     for investment in Contingent Stock
     Purchase Warrant                                       $ 4,594,000       $    --           $   --
                                                            ===========       ============      ==========

     Issuance of common stock to acquire affiliate          $   --            $    --           $   80,000
                                                            ============      =============     ==========

     Deconsolidation of subsidiary in 1997:
        Other assets                                        $     77,600      $    --           $   --
        Investment in affiliates                                 355,000      $    --           $   --
        Restricted investment                                     27,000      $    --           $   --
        Property, plant and equipment                         11,560,600      $    --           $   --

        Notes payable                                            185,000      $    --           $   --
        Accounts payable and accrued expenses                    433,900      $    --           $   --
        Minority interest                                      2,069,900      $    --           $   --

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

                                              U.S. ENERGY CORP. (Registrant)

Date:   October 14, 1997               By:    /s/ John L. Larsen
                                            ----------------------------------
                                              JOHN L. LARSEN,
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   October 14, 1997               By:    /s/ John L. Larsen
                                            ----------------------------------
                                              JOHN L. LARSEN, Director

Date:   October 13, 1997               By:    /s/ Harold F. Herron
                                            ----------------------------------
                                              HAROLD F. HERRON, Director

Date:   October __, 1997               By:
                                            ----------------------------------
                                              DON C. ANDERSON, Director

Date:   October __, 1997               By:
                                            ----------------------------------
                                              DAVID W. BRENMAN, Director

Date:   October 14, 1997               By:    /s/ Nick Bebout
                                            ----------------------------------
                                              NICK BEBOUT, Director

Date:   October 14, 1997               By:    /s/ H. Russell Fraser
                                            ----------------------------------
                                              H. RUSSELL FRASER, Director

Date:   October 13, 1997               By:     /s/ Robert S. Lorimer
                                            ----------------------------------
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer

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