Form 10-Q
period 1997-08-31
US ENERGY CORP
filed 1997-10-20
CIK 101594

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        WYOMING                                             83-0205516
--------------------------------------------------     -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

877 NORTH 8TH WEST, RIVERTON, WY                            82501
--------------------------------------------------     -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (307) 856-9271

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

        Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X             NO

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT OCTOBER 17, 1997
----------------------------------          ------------------------------------
 Common stock, $.01 par value                          6,855,051 Shares

                                U.S. ENERGY CORP.

                                      INDEX

                                                                       Page No.
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements.

               Condensed Consolidated Balance Sheets
               August 31, 1997 and May 31, 1997............................3-4

               Condensed Consolidated Statements of
               Operations Three Months Ended
               August 31, 1997 and 1996......................................5

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended August 31, 1997 and 1996...................6

               Notes to Condensed Consolidated
               Financial Statements..........................................7

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............8-12

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings.........................................12-13

ITEM 6.        Exhibits and Reports on Form 8-K.............................13

               Signatures...................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                        U.S. ENERGY CORP. AND AFFILIATES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    August 31,                May 31,
                                                      1997                     1997
                                                 -------------            -------------
                                                   (Unaudited)              (Unaudited)
CURRENT ASSETS:
   Cash                                          $   4,293,600            $   1,416,900
   Accounts receivable
      Trade                                            410,600                  368,200
      Related parties                                1,774,300                1,191,000
   Current portion long-term
      notes receivables                                337,200                  337,200
   Inventory                                           107,000                   96,000
   Assets held for resale and other                    888,300                  991,600
                                                 -------------            -------------
      TOTAL CURRENT ASSETS                           7,811,000                4,400,900

LONG-TERM NOTES RECEIVABLE                           1,418,500                1,477,900

INVESTMENT IN CONTINGENT WARRANT                     4,594,000                4,594,000

INVESTMENTS
   Affiliates                                        4,927,800                4,999,600
   Restricted investments                            8,668,700                8,506,300
                                                 -------------            -------------
                                                    13,596,500               13,505,900

PROPERTIES AND EQUIPMENT                            14,901,700               14,843,000
   Less accumulated depreciation,
   depletion and amortization                       (8,947,900)              (8,802,100)
                                                 -------------            -------------
                                                     5,953,800                6,040,900

OTHER ASSETS:                                          413,900                  367,500
                                                 -------------            -------------
                                                 $  33,787,700            $  30,387,100
                                                 =============            =============



                   See notes to condensed consolidated financial statements.

                                  U.S. ENERGY CORP. AND AFFILIATES

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         August 31,           May 31,
                                                            1997               1997
                                                      -------------       -------------
                                                       (Unaudited)         (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $     340,200       $   1,312,600
   Deferred income (Note 8)                               4,000,000            --
   Current portion of long-term debt                         78,800              81,300
                                                      -------------       -------------
      TOTAL CURRENT LIABILITIES                           4,419,000           1,393,900

LONG-TERM DEBT (Note 4)                                      91,900             183,100

RECLAMATION LIABILITY (Note 5)                            8,751,800           8,751,800

OTHER ACCRUED LIABILITIES (Note 5)                        4,936,300           5,259,000

DEFERRED TAX LIABILITY                                      183,300             183,300

MINORITY INTERESTS                                         --                  --

FORFEITABLE COMMON STOCK
   $.01 par value; issued 229,606 and 223,900,
   respectively, forfeitable until earned                 1,958,000           1,892,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      authorized, 100,000 shares;
      none issued or outstanding                              --                  --
   Common stock, $.01 par value;
      authorized, 20,000,000 shares;
      issued, 6,656,475 and 6,646,475                        66,600              66,500
   Additional paid-in capital                            22,582,900          22,543,000
   Accumulated deficit                                   (6,093,100)         (6,776,900)
   Treasury stock, 690,943 shares, at cost               (2,182,000)         (2,182,000)
   Unallocated ESOP contribution                           (927,000)           (927,000)
                                                      -------------       -------------
                                                         13,447,400          12,723,600
                                                      -------------       -------------
                                                      $  33,787,700       $  30,387,100
                                                      =============       =============


                   See notes to condensed consolidated financial statements.

                                  U.S. ENERGY CORP. AND AFFILIATES

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                          Three Months Ended
                                                              AUGUST 31,
                                                  -------------------------------
                                                       1997               1996
                                                       ----               ----
REVENUES:
   Mineral sales                                  $    858,700        $  --
   Construction contract revenues                     --                  515,900
   Commercial revenues                               1,559,300            612,500
   Oil sales                                            48,500             39,100
   Gain on sale of assets                                  700             --
   Gain from restructuring
      mining properties agreements                      57,500             20,900
   Interest                                            187,000            127,100
   Management and other fees                           148,900             23,600
                                                  ------------        -----------
                                                     2,860,600          1,339,100
                                                  ------------        -----------
COSTS AND EXPENSES:
   Mineral operations                                  374,900            162,800
   Construction costs                                   11,700            363,200
   Commercial operations                               837,800            730,600
   Oil production                                       14,500             24,100
   General and administrative                          611,700            415,300
   Interest                                             15,900             35,900
                                                  ------------        -----------
                                                     1,866,500          1,731,900
                                                  ------------        -----------
INCOME (LOSS) BEFORE
   EQUITY INCOME OF AFFILIATE
   AND PROVISION FOR INCOME TAXES                      994,100           (392,800)

MINORITY INTEREST IN (GAIN)
   LOSS OF CONSOLIDATED SUBSIDIARIES                  (146,500)           113,800

EQUITY IN LOSS OF AFFILIATES - NET                    (163,800)          (109,600)
                                                  ------------        -----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                    683,800           (388,600)
PROVISION FOR INCOME TAXES                            --                   --
                                                  ------------        -----------

NET INCOME (LOSS)                                 $    683,800        $  (388,600)
                                                  ============        ===========

NET INCOME (LOSS)
   PER SHARE (see Note 7)                         $        .10        $      (.06)
                                                  ============        ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                 6,816,892         6,512,670
                                                  =============       ===========

*Less than $.01 per share.

                   See notes to condensed consolidated financial statements.

                                  U.S. ENERGY CORP. AND AFFILIATES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                               Three Months Ended
                                                                   August 31,
                                                       --------------------------------
                                                             1997               1996
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $   683,800         $  (388,600)
  Adjustments to reconcile net income to
     net cash used in operating activities:
     Minority interest in (gain) loss
     of consolidated subsidiaries                          146,500            (109,600)
     Depreciation, depletion and amortization              229,800             161,600
     Equity in (gain) loss of affiliates                   163,800             111,300
     Non-cash compensation                                  65,600            --
     Deferred income                                     4,000,000            --
     Other                                                 (46,100)             (3,400)
  Net changes in components
   of working capital                                   (1,912,600)            (98,100)
                                                       -----------         -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                  3,330,800            (326,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mining properties                               (900)           (102,200)
  Development of gas properties                           --                   (20,300)
  Increase in restricted investments                      (162,400)            (44,400)
  Purchase of property and equipment                       (57,900)            (30,300)
  Change in note receivable                                 59,400             (87,300)
  Change in investments in affiliates                     (238,500)            699,200
                                                       -----------         -----------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                    (400,300)            414,700

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options for common stock                      40,000             328,500
  Proceeds from long-term debt                            --                   225,100
  Payment on long-term debt                                (93,800)           (130,100)
                                                       -----------         -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                     (53,800)            423,500

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  2,876,700              511,400

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    1,416,900             992,600
                                                       -----------         -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $ 4,293,600         $ 1,504,000
                                                       ===========         ===========

SUPPLEMENTAL DISCLOSURES:

  Income tax paid                                      $  --               $  --
                                                       ===========         ===========

  Interest paid                                        $    15,900         $    35,900
                                                       ===========         ===========


                   See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. AND AFFILIATES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        1) The Condensed Consolidated Balance Sheet as of August 31, 1997, the Condensed Consolidated Statements of Operations for the three months ended August 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 1997 and 1996, have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1997, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of August 31, 1997 and May 31, 1997, the results of operations for the three months ended August 31, 1997 and 1996, and the cash flows for the three months then ended.

        2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-K. The results of operations for the periods ended August 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

        3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.4%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

        4) Accrued reclamation obligations of $8,751,800 are the Registrant's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.

        5) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is Management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        On June 23, 1997, the Company and its subsidiary Crested Corp. ("Crested"), entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") whereby the Company and Crested received a signing bonus from Kennecott of $4,000,000 and a loan to develop the Green Mountain Mining Venture ("GMMV") properties of $16,000,000. The $4,000,000 is forfeitable until such time as a closing takes place on December 1, 1997 or certain other actions are taken by the Company and Crested at that date. The $4,000,000 carried on the liability portion of the balance sheet as a current deferred income item. Additionally, the Company and Crested received cash from the sale of uranium under the Sheep Mountain Partners ("SMP") contracts of $858,700; advance royalties from Cyprus Amax of $57,500; $440,000 from the rental of equipment to the GMMV and real estate properties and $148,900 in the form of management fees. The receipt of these funds increased the Company's liquidity position significantly.

        The Company utilized $400,300 in its investing activities during the three months ended August 31, 1997. This was primarily as a result of the Company and Crested funding SMP and Plateau Resources Limited ("Plateau"). As the Company and Crested provide various services for the GMMV and SMP, the non-affiliated participants are invoiced for their proportionate share of the approved operating costs. The GMMV is current on its reimbursements to the Company and Crested for all the operating costs. Due to disputes existing between the SMP partners, the Company and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1996. As a result of the uncertainty of the receivable from SMP, it is being reported on the Financial Statements as an investment in affiliates. In addition to increasing investments, the Company utilized $57,900 of the cash received to purchase additional equipment.

        The Company consumed a net of $53,800 from its financing activities as it reduced long term debt by $93,800. This reduction in cash was off set in financing by the exercise of an option of 10,000 shares of the Company's common stock for a total of $40,000. Cash provided by operations, $3,330,800 which was partially used in investing activities, $400,300, and financing activities, $53,800 resulted in a net increase in cash and cash equivalents of $2,876,700. This increase places the Company in a strong cash position of $4,293,600 at August 31, 1997 as compared to $1,416,900 at May 31, 1997. If the terms of the Kennecott agreement are not met, the refund of the $4,000,000 signing bonus from Kennecott would materially affect the liquidity of the Company. It is believed by management of the Company that it will be able to satisfy the terms of the Kennecott agreement and the signing bonus will not have to be refunded.

        The primary requirements for the Company's working capital continue to be funding of the on-going administrative expenses, including the mine and mill development and holding costs of Plateau and uranium delivery costs and property holding costs of SMP. As a result of the disputes between the SMP partners, the Company and Crested have been delivering certain of their respective portions of the uranium concentrates required to fill various SMP delivery requirements on long-term U3O8 contracts with domestic utilities. Nukem/CRIC are currently making most of the SMP deliveries. No assurances can be given that this method of delivery will continue. The capital requirements to fill the Company's and

Crested's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium concentrates and is also dependent on the outcome of the arbitration proceedings involving Nukem/CRIC.

        The primary source of the Company's capital resources for the remainder of fiscal 1998 will be financing available through the GMMV, see discussion below, cash on hand, eventual settlement of the Nukem/CRIC arbitration/Litigation; uranium deliveries pursuant to the SMP contracts; the borrowing from financial institutions (primarily the line of credit), and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash. The Company and Crested are currently seeking additional financing for the construction of the gold processing mill and mine development of Sutter Gold Mining Company ("SGMC"). See discussion under Sutter below. An additional $12 million in financing is being sought, however, there is no assurance that the funds will be raised.

        The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. See Part II, Item 1 "Legal Proceedings" below.

GMMV

        As a result of agreements being reached with Kennecott during the quarter ended August 31, 1997, it is believed that no funding will be required by the Company for the GMMV at either the Sweetwater Mill or the Jackpot Mine. On June 23, 1997, the Company, and the Company and Crested d/b/a USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC a bonus of $4,000,000 on signing, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational.

        The $16,000,000 being loaned by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting in April 1999 until paid in full. The Note is payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization. However, the Note is payable (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). The Company and USECC will assume the Note, and the assets of the GMMV will be subject to the Mortgage, at closing of the acquisition.

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is to develop the proposed Jackpot Mine and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work will be funded from the $16,000,000 being provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, Kennecott will be entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to the Company and USECC on signing of the Acquisition Agreement. It is anticipated that such credits will satisfy the balance of Kennecott's initial funding commitment to acquire a 50% interest in the GMMV.

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

        Closing of the Acquisition Agreement is subject to the Company and USECC satisfying several conditions, including: (i) the acquiring entity (which may be the Company, USECC, or an entity formed by the Company and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity;
(iii) the Company and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) the Company and USECC, or the acquiring entity, must pay $15,000,000 in cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to another date not later than October 30, 1998. The parties to the Acquisition Agreement also executed a mutual General Release with respect to any and all claims that they may have with respect to any prior disputes concerning the GMMV, which General Release would be delivered to all such parties at closing of the Acquisition Agreement. Upon closing of the Acquisition Agreement, the Mineral Lease and the Mill Contract will be terminated and the Company, USECC or the acquiring entity will own 50% of the GMMV, although its properties will remain subject to the Mortgage until the Note is paid in full. The current 50% interest in GMMV held by the Company and USECC will not change when the Acquisition Agreement is closed.

        If the Acquisition Agreement is not closed by December 1, 1997, then the Company and USECC (or an entity formed by them to acquire the GMMV interest owned by Kennecott) are to provide to Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of the Company (or an entity formed or introduced to acquire Kennecott's GMMV interest (the "Acquiring Entity")), in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by USE to be approximately $40,000,000, (for the $15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill. Alternatively, the Company, USECC or the Acquiring Entity must provide evidence to Kennecott of a commitment letter from a bank, other financial institution or industry entity to provide private or joint venture financing in such approximate amount. Failure to provide evidence of such financial commitment by December 1, 1997 will terminate the Acquisition Agreement, the Mineral Lease and the Mill Contract.

        If the Acquisition Agreement is not closed, the Company and USECC, and Kennecott, shall own their respective 50% interest in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by the Company and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 advance, will have benefited all parties to the GMMV.

SUTTER GOLD MINING COMPANY

        Sutter Gold Mining Company is in discussions with two separate, substantial Canadian investment banking firms in Toronto, Canada, regarding a proposed public offering of SGMC common stock through the Toronto Stock Exchange. If such discussions result in a successful securities offering, which would be made only to Canadian residents, SGMC will be able to fund the anticipated $12 million development costs with these funds and the funds it currently has on hand from the 1997 private placements. It is not anticipated that any of the Company's funds will be required to fund these operations, if such financing efforts are successful.

SHEEP MOUNTAIN PARTNERS

        On June 27, 1997, the District Court entered its Second Amended Judgment ordering Nukem to assign the PSE&G contract to SMP and impressed a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom. The District Court also stayed USECC's right to execute on the Judgment against Nukem/CRIC when Nukem/CRIC posted a supersedeas bond in the amount of $8,613,600. Thereafter, Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion.

        Nukem/CRIC then filed an Amended Notice of Appeal of the District Court's Judgment and Second Amended Judgment with the Tenth Circuit Court of Appeals. The Company and Crested filed a motion to increase the supersedeas bond to cover the value of the CIS purchase contracts. Nukem/CRIC filed their response on October 17, 1997. No assurance can be given on the outcome of these motions. The Tenth Circuit Court of Appeals set November 6, 1997 as the date that Nukem/CRIC must file its pleadings in their appeal before the Court. The Company and Crested have until December 6, 1997 to file a response to these pleadings. Some time after that the issue will be resolved by the Appellate Court. No assurance can be given as to the ultimate outcome, however management of the Company and Crested are optimistic the ruling will be in their favor.

        Until such time as these issues are resolved, the Company and Crested may be required to fund the standby costs of the Sheep Mountain mines. The Company and Crested have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO
THREE MONTHS ENDED AUGUST 31, 1996

        Revenues for the quarter ended August 31, 1997 increased by $1,521,500 over the same quarter of the prior year. The increase in revenues primarily are as a result of a delivery pursuant to one of a delivery of uranium concentrates under one of the SMP delivery contracts, wherein a net profit of $858,700 was recognized by the Company. There were no such sales during the quarter ended August 31, 1996 as Nukem/CRIC were making all deliveries for SMP during that period. Nukem/CRIC likewise made the SMP delivery for the first quarter of fiscal 1998 and delivered one half of the reported profits from the sale to the Company and Crested. Revenues also increased for the rental of equipment by
$372,800 to a total of $370,200 for the quarter ended August 31, 1997. This increase is as a result of increased equipment rentals to the GMMV under the June 23, 1997 agreement discussed above. Construction revenues decreased $515,900 during the quarter ended August 31, 1997 as a result of the Company's subsidiary Four Nines Gold concentrating all of its efforts and equipment on the mine development at the Jackpot Uranium Mine. During the prior year Four Nines Gold recorded $515,900 in construction contract revenue. Commercial revenues increased by $946,800 due increased activity at the real estate properties owned in southern Utah. Finally other revenues increased by $125,300 during the quarter ended August 31, 1997 over the quarter ended August 31, 1996. This increase was primarily as a result of management fees increasing by $107,800 due to increased activities provided to the various subsidiary companies by the Company.

        Other than a reduction of construction costs, $351,500 and increases in commercial operations, $107,200, mineral operations, $212,100 and general and administrative expenses, $196,400 costs and expenses remained fairly constant with the prior year for the same quarter of the prior year. Mineral operations and general and administrative expenses increased due primarily to additional staff to administer the development of the GMMV as well as accrued vacations being paid to certain employees and primarily applied to their indebtedness to the Company and Crested. Commercial expenses increased due to increased activity at the commercial real estate operations in southern Utah. Construction expenses decreased due to limited activity in Four Nines Gold outside the Company owned activities.

        Operations for the quarter ended August 31, 1997, resulted in income of $683,800 or $0.10 per share as compared to a loss of $388,600 or $0.06 per share. The increase in earnings is primarily as a result of increased revenues from the sale of uranium concentrates and the rental of equipment.

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        The information called for in this Item 1 has been previously reported in the Registrant's Form 10-K (Item 3) for the fiscal year ended May 31, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado involving the Registrant and USE d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp.
(CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, an Amended Judgment was entered on March 6, 1997 by Judge Lewis T. Babcock of the U.S. District Court of Colorado, wherein the Court confirmed the Arbitration Award ordering Nukem to pay USECC approximately $12,594,000 as monetary damages. In November 1996, USECC received $4,367,000 of these damages out of the SMP escrowed funds and its bank account per the Court's earlier November 5, 1996 Judgment.

        Despite the rulings of the Arbitration Panel imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom, the defendants-appellants Nukem/CRIC continued to assert in both Court filings and public news releases that the Arbitration Panel did just the opposite and in fact, "denied" SMP's rights to the CIS contracts in constructive trust.

        In the March 6, 1997 Amended Judgment, Judge Babcock again confirmed the Arbitration Panel's Orders and Award; denied Nukem's motion to modify and/or vacate portions of the Award; denied Nukem's objections to the confirmation of the Orders and Award, and granted USECC's motion to modify the Award by deducting $265,213 from the amounts Nukem and CRIC claimed to have advanced to purchase uranium for the SMP Partnership. The Amended Judgment of March 6,1997 did not specifically address the Panel's Award to SMP of a supply contract Nukem had entered into with another utility, or Nukem's uranium purchase contracts with three CIS Republics.

        On or about March 21, 1997, defendants Nukem and CRIC filed a motion to stay enforcement of USECC's monetary judgment pending the appeal of Nukem/CRIC and posted a supersedeas bond in the amount of $8,613,600. On March 25, 1997, USECC filed a motion objecting to defendants' motion on the posting of that amount for its supersedeas bond and requested the Court to order the defendants to increase the bond to cover the value of the CIS contracts but the District Court denied the motion. USECC then filed a motion with the U.S. District Court to correct clerical omissions in its March 6, 1997 Amended Judgment. Nukem/CRIC opposed the motion but on June 30, 1997, the District Court entered its Second Amended Judgment ordering Nukem to assign the PSE&G contract to SMP and impressing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom.

        Thereafter, Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment and Second Amended Judgment with the Tenth Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond and Nukem/CRIC filed their response to USECC's motion on October 17, 1997. Also, Nukem and CRIC are to file their brief in the appeal to the Tenth Circuit Court of Appeals by November 6, 1997. USECC will then have thirty days to respond to Nukem/CRIC's appellant brief.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.  None.

        (b) Reports on Form 8-K. The Registrant filed two Reports on Form 8-K under Item 5 Other, during the quarter ended August 31, 1997, reporting events of June 23, 1997 and June 27, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. ENERGY CORP.
                                              (Registrant)


Date:  October 17, 1997                By:       /s/ Max T. Evans
                                              ----------------------------------
                                              JOHN L. LARSEN,
                                              Chief Executive Officer
                                              and President



Date:  October 17, 1997                By:       /s/ Robert Scott Lorimer
                                              ----------------------------------
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer