Form 10-Q/A
period 1997-08-31
US ENERGY CORP
filed 1997-10-22
CIK 101594

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

                                              U.S. ENERGY CORP.
                                              (Registrant)


Date:  October 17, 1997                By:       /s/ Max T. Evans
                                              ----------------------------------
                                              MAX T. EVANS,
                                              Secretary



Date:  October 17, 1997                By:       /s/ Robert Scott Lorimer
                                              ----------------------------------
                                              ROBERT SCOTT LORIMER,
                                              Principal Financial Officer and
                                              Chief Accounting Officer