Form 10-Q
period 1997-11-30
US ENERGY CORP
filed 1998-01-20
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended November 30, 1997 or
                             -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -------------

Commission file number  0-6814

                                U.S. ENERGY CORP.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Wyoming                                          83-0205516
         -------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

877 North 8th West, Riverton, WY                              82501
--------------------------------                              -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (307) 856-9271
                                                      -------------

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X             NO
                                 -----               -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at January 14, 1997
           -----                               -------------------------------
 Common stock, $.01 par value                          6,867,616 Shares

                               U.S. ENERGY CORP.

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
           November 30, 1997 and May 31, 1997 .........................   3-4

         Condensed Consolidated Statements of
          Operations Three and Six Months Ended
          November 30, 1997 and 1996 ..................................   5-6

         Condensed Consolidated Statements of Cash Flows
           Six Months Ended November 30, 1997 and 1996 ................   7-8

         Notes to Condensed Consolidated
           Financial Statements .......................................     9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................  10-13

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ............................................     14

ITEM 6.  Exhibits and Reports on Form 8-K .............................     15

         Signatures ...................................................     16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                   November 30,       May 31,
                                                       1997            1997
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS:
      Cash                                         $  3,722,000    $  1,416,900
      Accounts receivable
         Trade                                          332,000         368,200
         Related parties                                873,600       1,191,000
      Current portion of long-term receivable
         Related parties                                337,200         337,200
      Inventory                                          61,000          96,000
      Assets held for resale & other                    971,700         991,600
                                                   ------------    ------------

             TOTAL CURRENT ASSETS                     6,297,500       4,400,900

LONG-TERM NOTES RECEIVABLE                            1,454,900       1,477,900

INVESTMENT IN CONTINGENT
 STOCK PURCHASE WARRANT                               4,594,000       4,594,000

INVESTMENTS IN AFFILIATES
      Affiliates                                      4,939,000       4,999,600
      Restricted investments                          8,765,700       8,506,300
                                                   ------------    ------------
                                                     13,704,700      13,505,900

PROPERTIES AND EQUIPMENT                             15,725,400      14,843,000
      Less accumulated depreciation,
      depletion and amortization                     (9,108,800)     (8,802,100)
                                                   ------------    ------------
                                                      6,616,600       6,040,900

OTHER ASSETS                                            413,900         367,500
                                                   ------------    ------------
                                                   $ 33,081,600    $ 30,387,100
                                                   ============    ============

            See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   November 30,      May 31,
                                                       1997           1997
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT LIABILITIES:
      Accounts payable and accrued expenses        $    348,600    $  1,312,600
      Deferred income (Note 4)                        4,000,000            --
      Current portion of long-term debt                 204,700          81,300
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                             4,553,300       1,393,900

LONG-TERM DEBT (Note 5)                                   9,600         183,100

RECLAMATION LIABILITY (Note 6)                        8,751,800       8,751,800

OTHER ACCRUED LIABILITIES                             4,793,400       5,259,000

DEFERRED TAX LIABILITY                                  183,300         183,300

MINORITY INTERESTS                                       62,600            --

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
      issued 229,606 shares and 223,900,
      respectively, forfeitable until earned          1,958,000       1,892,400

SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value;
         authorized, 100,000 shares;
         none issued or outstanding                        --              --
      Common stock, $.01 par value;
         authorized 20,000,000 shares;
         issued, 6,696,475 and 6,646,475 shares          67,000          66,500
      Additional paid-in capital                     22,762,500      22,543,000
      Accumulated deficit                            (6,950,900)     (6,776,900)
      Treasury Stock, 690,943 shares, at cost        (2,182,000)     (2,182,000)
      Unallocated ESOP contribution                    (927,000)       (927,000)
                                                   ------------    ------------
                                                     12,769,600      12,723,600
                                                   ------------    ------------
                                                   $ 33,081,600    $ 30,387,100
                                                   ============    ============

           See notes to Condensed Consolidated Financial Statements.



                                                     U.S. ENERGY CORP. AND AFFILIATES

                                             Condensed Consolidated Statements of Operations
                                                               (Unaudited)

                                                 Three Months Ended                       Six Months Ended
                                                    November 30,                              November 30,
                                           --------------------------------        -------------------------------
                                               1997                1996                1997                1996
                                               ----                ----                ----                ----
REVENUES:
   Mineral sales                           $      --           $      --           $   858,700         $      --
   Construction contract revenues                 --               261,800                --               777,700
   Commercial revenues                         850,200             456,300           2,409,500           1,068,800
   Oil sales                                    28,100              23,200              76,600              62,300
   Mineral property transactions                52,900              27,500             110,400              48,400
   Interest                                    175,800             159,500             362,800             286,600
   Gain (loss) on sale of assets                  (900)            (19,900)               (200)            (19,900)
   Management fees and other                   197,100              44,000             346,000              67,600
                                           -----------         -----------         -----------         -----------
                                             1,303,200             952,400           4,163,800           2,291,500
COSTS AND EXPENSES:
   Mineral operations                          348,300             154,100             723,200             316,900
   Construction costs                           10,400             201,400              22,100             564,600
   Commercial Operations                       799,700             720,200           1,637,500           1,450,800
   Oil Production                               29,000              14,600              43,500              38,700
   Interest                                     17,000              26,300              32,900              62,200
   General and administrative                  798,000             619,200           1,409,700           1,034,500
                                           -----------         -----------         -----------         -----------
                                             2,002,400           1,735,800           3,868,900           3,467,700
                                           -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE EQUITY
   INCOME OF AFFILIATE AND
   PROVISION FOR INCOME TAXES                 (699,200)           (783,400)            294,900          (1,176,200)

MINORITY INTEREST IN (GAIN)
   LOSS OF CONSOLIDATED
   SUBSIDIARIES                                 83,900             230,100             (62,600)            343,900

(continued)




                                 See notes to Condensed Consolidated Financial Statements.



                                                U.S. ENERGY CORP. AND AFFILIATES

                                       Condensed Consolidated Statements of Operations
                                                          (Unaudited)

                                                Three Months Ended                       Six Months Ended
                                                    November 30,                             November 30,
                                        --------------------------------          --------------------------------
                                            1997                 1996                1997                 1996
                                            ----                 ----               ----                  ----

EQUITY IN LOSS OF
   AFFILIATES - NET                        (242,500)            (122,900)            (406,300)            (232,500)
                                        -----------          -----------          -----------          -----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                        (857,800)            (676,200)            (174,000)          (1,064,800)

PROVISION FOR
   INCOME TAXES                                --                   --                   --                   --
                                        -----------          -----------          -----------          -----------

NET INCOME (LOSS)                       $  (857,800)         $  (676,200)         $  (174,000)         $(1,064,800)
                                        ===========          ===========          ===========          ===========

NET INCOME (LOSS) PER SHARE             $      (.13)         $      (.10)         $      (.03)         $      (.16)
                                        ===========          ===========          ===========          ===========


WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                            6,850,913            6,654,863            6,821,138            6,630,099
                                        ===========          ===========          ===========          ===========


                                                         6

                             See notes to Condensed Consolidated Financial Statements.




                                   U.S. ENERGY CORP. AND AFFILIATES

                           Condensed Consolidated Statements of Cash Flows


                                                                              Six Months Ended
                                                                                 November 30,
                                                                    ------------------------------------
                                                                         1997                     1996
                                                                         ----                     ----
                                                                     (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $  (174,000)             $(1,064,800)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
         Minority interest in gain (loss)                                62,600                 (343,900)
         Depreciation, depletion and amortization                       481,800                  327,900
         Equity in loss from affiliates                                 406,300                  232,500
         Loss (gain) on sale of assets                                      200                   19,900
         Deferred Income                                              4,000,000                     --
         Other accrued liabilities                                     (465,600)                (370,800)
         Other assets                                                  (153,000)                 (18,300)
      Net changes in components
         of working capital                                            (555,500)                (748,700)
                                                                    -----------              -----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                                3,602,800               (1,966,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Development of mining properties                                     (14,500)                (274,900)
   Development of gas properties                                           --                    (28,600)
   Increase in restricted investments                                  (259,400)                (172,800)
   Changes in notes receivable                                           23,000                  (90,600)
   Distributions from affiliates                                           --                  4,207,700
   Investments in affiliates                                           (345,700)                (386,500)
   Purchase of property and equipment                                  (875,000)                 (55,300)
   Proceeds from sale of assets                                           4,000                  192,000
                                                                    -----------              -----------
NET CASH (USED IN)INVESTING ACTIVITIES                               (1,467,600)               3,391,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of options and warrants for common stock                    220,000                1,034,300
   Proceeds from sale of subsidiary stock and stock options                --                  1,258,300
   Proceeds from long-term debt                                         160,900                  400,200
   Payment on long-term debt                                           (211,000)                (772,000)
                                                                    -----------              -----------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                 169,900                1,920,800

(continued)



                                                 7

                      See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Statements of Cash Flows


                                                        Six Months Ended
                                                            November 30,
                                                     ---------------------------
                                                       1997             1996
                                                       ----             ----
                                                    (Unaudited)      (Unaudited)

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                         2,305,100         3,345,600

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               1,416,900           992,600
                                                    ----------        ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $3,722,000        $4,338,200
                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                                  $     --          $     --
                                                    ==========        ==========

   Interest paid                                    $   32,900        $   62,600
                                                    ==========        ==========

           See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1997, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1997 and 1996, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1997, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 1997 and May 31, 1997, the results of operations for the three and six months ended November 30, 1997 and 1996, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1997 Form 10-K. The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%, Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

     4) Deferred income consists of $4,000,000 received when the Company and its subsidiary, Crested entered into an Acquisition Agreement with Kennecott Uranium Company to develop properties. The amount remained forfeitable during the second quarter of fiscal 1998 until certain actions are taken by the Company and Crested during the third quarter of fiscal 1998. (See GMMV discussion in Item
2).

     5) Debt as of November 30, 1997, consists of various equipment and other loans totaling $214,300, and debt attributable to consolidated affiliates of $123,000 on Four Nines. Certain inter-affiliate loans were eliminated during consolidation.

     6) Accrued reclamation obligations of $8,751,800 are the Company's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.

     7) Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period. The effect of stock options is not included in the computation, as it is anti-dilutive.

     8) Certain reclassifications have been made in the May 31, 1997 financial statements to conform to the classifications used in November 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

On June 23, 1997, the Company and its subsidiary Crested Corp. ("Crested"), entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") whereby the Company and Crested received a signing bonus from Kennecott of $4,000,000 and a loan of $16,000,000 to develop the Green Mountain Mining Venture (GMMV) properties. The $4,000,000 is shown as deferred income on the November 30, 1997 balance sheet as it was forfeitable until certain conditions were met. During the third quarter of fiscal 1998, the forfeitable terms were satisfied which will allow the signing bonus to be recognized as income during the quarter ending February 28, 1998.

The Company and Crested also received cash from the sale of uranium under the SMP contracts of $858,700; advance royalties from CYPRUS/AMAX of $110,400; $1,380,000 from the rental of equipment to the GMMV and real estate properties and $478,600 in the form of management fees. The receipt of these funds increased the Company's liquidity position significantly.

The Company utilized $1,467,600 in its investing activities during the six months ended November 30, 1997. This was primarily as a result of the Company and Crested purchasing $875,000 worth of equipment, and funding standby costs of Sheep Mountain Partners ("SMP") and Plateau Resources Limited ("Plateau"). Due to disputes existing between the SMP partners, the Company and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991.

     The Company received a net of $169,900 from its financing activities as options and warrants were exercised for $220,000 for 50,000 shares and long term debt was increased by $160,900. This increase in cash was off-set by the payments on long term debt of $211,000 which resulted in an overall reduction of long term debt of $50,000. Cash provided by operations of $3,602,800 plus the $169,900 provided by financing activities, less the $1,467,600 used in investing activities resulted in a net increase in cash and cash equivalents of $2,305,100. This increase places the Company in a strong cash position of $3,722,000 at November 30, 1997 as compared to $4,338,200 at the same date of the prior year and $1,416,900 at May 31, 1997.

The primary requirements for the Company's working capital continue to be funding of the on-going administrative expenses; mine and mill holding and start up costs of Plateau; the holding costs of the SMP mines; on going litigation expenses associates with the SMP dispute, and certain uranium delivery costs associated with SMP utility contracts. Nukem/CRIC are currently making most of the SMP deliveries. No assurance can be given that this method of delivery will continue. The capital requirements to fill the Company's and Crested's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium and may also be dependent on the outcome of the Arbitration/ Litigation Award involving Nukem and CRIC, which they have appealed to the 10th Circuit Court of Appeals.

The primary source of the Company's capital resources for the remainder of fiscal 1998 will be financing available through the GMMV, see discussion below, cash on hand, eventual settlement of the Nukem/CRIC Arbitration/Litigation, uranium deliveries pursuant to the SMP contracts, borrowing from financial institutions (primarily the line of credit), and the sale of equity or interests in investment properties. Fees from oil production, rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash.

The Company, Crested and Sutter Gold Mining Company ("SGMC") are currently seeking additional financing for the construction of the gold processing mill and mine development of SGMC. See discussion under SGMC below. An additional $8 million in financing is being sought, however, there is no assurance that the funds will be raised.

The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration.
See Part II, Item 1 "Legal Proceedings" below.

GMMV
----

On June 23, 1997, the Company and Crested signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. This information was previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1997. Kennecott paid the Company and Crested $4,000,000 on signing, and committed to provide the GMMV a loan of up to $16,000,000 for payment of costs incurred by USECC in developing the proposed underground Jackpot uranium mine and permitting the Sweetwater Mill. As a result of these agreements, it is believed that no internal funding will be required by the Company and Crested for the GMMV at either the Sweetwater Mill or the Jackpot mine for the remainder of fiscal year 1998.

Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is developing the proposed Jackpot Mine and working with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work is being funded from the $16,000,000 provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, Kennecott will be entitled to a credit against its original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to the Company and Crested on signing of the Acquisition Agreement.

Closing of the Acquisition Agreement is subject to the Company and Crested satisfying several conditions on or before the extended closing date of October 30, 1998. If the Acquisition Agreement were not closed by December 1, 1997, then the Company and Crested (or an entity formed by them to acquire the GMMV interest owned by Kennecott) were to provide Kennecott a commitment letter from a recognized national investment banking firm to complete an underwritten public offering of the securities of an entity formed or introduced to acquire Kennecott's GMMV interest (the "Acquiring Entity") in amount sufficient to close the Acquisition Agreement transactions. Such amount is estimated by the Company and Crested to be approximately $40,000,000.

The Acquisition Agreement was not closed by December 1, 1997 but the Company and Crested provided a commitment letter to Kennecott within the time requirements from a recognized national investment banking firm to meet the requirements of the Acquisition Agreement. Thus, the $4,000,000 signing bonus paid by Kennecott became nonrefundable.

If the Acquisition Agreement is never closed, Kennecott, shall own their respective 50% interest in the GMMV, and the obligation to repay the $16,000,000 loan shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by the Company and Crested.

Sutter Gold Mining Company
--------------------------

During the first and second quarters of fiscal 1997, SGMC sold 424,000 shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received $1,106,600 in net proceeds after deducting commissions and offering costs.

In addition a preliminary prospectus to qualify a previous special warrant offering prospectus of Sutter Gold Mining common stock has been filed with the Ontario Securities Commission with a copy to the Toronto Stock Exchange. An additional $8 million must be raised to fund the development costs to place the SGMC properties in production. SGMC's ability to raise the additional funds is dependent, in part upon the changing spot market price for gold. It is not anticipated that any of the Company's funds will be required to fund these operations.

Sheep Mountain Partners
-----------------------

Nukem and CRIC filed their opening brief in their appeal before the 10th Circuit Court of Appeals on December 12, 1997. The Company and Crested filed their answer brief on January 12, 1998. Nukem and CRIC now have fourteen days to file a reply brief after which time the 10th Circuit Court may set oral arguments and then decide the case. No assurance can be given as to the ultimate outcome, however management of the Company and Crested are optimistic the ruling will be in their favor.

Until such time as these issues are resolved, the Company and Crested may be required to fund the standby costs of the Sheep Mountain mines. The Company and Crested have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC and filed suit in Wyoming to foreclose the lien. The case is in the discovery stage.

Results of Operations

Three and Six months ended November 30, 1997 Compared to Three and Six Months Ended November 30, 1996

Revenues for the six months ended November 30, 1997 increased by $1,872,300 over the same period of the prior year. The increase in revenues primarily are as a result of a delivery pursuant to one of the SMP delivery contracts wherein a net profit of $858,700 was recognized by the Company and an increase of $1,340,700 in commercial revenues which consist primarily of the rental of equipment and certain real estate. There were no uranium sales during the six months ended November 30 1996. The increase of equipment rentals is as a result of increased equipment rentals to the GMMV under the June 23, 1997 Agreement discussed above. Construction revenues decreased $777,700 during the six months ended November 30, 1997 as a result of the Company's subsidiary Four Nines Gold concentrating all of its efforts and equipment on the mine development at the Jackpot uranium mine and having no third party contracts. Commercial revenues increased by $112,700 due increased activity at the real estate properties owned in southern Utah. Other Revenues increased by $278,400 during the six month period ended November 30, 1997, over the same period ended November 30, 1996, because of increased activities provided to the various subsidiary companies by the Company.

Other than a reduction of construction costs in the amount of $542,500 and increases in Commercial Operations of $186,700, Mineral Operations of $406,300 and General and Administrative expenses of $375,200 costs and expenses remained constant with those experienced during the same period of the prior year. Mineral Operations and General and Administrative expenses increased due primarily to additional staff to administer the development of the GMMV and Plateau mining properties. Commercial expenses increased due to increased activity at the commercial real estate operations in Southern Utah. Construction expenses decreased due to limited activity in Four Nines Gold outside the Company owned activities.

Equity losses in affiliates increased by $173,800 over the prior year during the six months ended November 30, 1997 to a total of $406,300. This increase consisted of losses of $182,800 and $223,500 respectively from SMP and Yellow Stone Fuels Corp.

Operations for the six month period ended November 30, 1997, resulted in a loss of $174,000 or $0.03 per share as compared to a loss of $1,064,800 or $0.16 per share. The decrease in the loss is primarily as a result of increased revenues for the sale of Uranium and the rental of equipment.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

     (a) Sheep Mountain Partners Arbitration/Litigation. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item
3) for the fiscal year ended May 31, 1997 and Item 1, Part II of the Company's Form 10-Q for the quarter ended August 31, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado and 10th Circuit Court of Appeals involving the Company and Crested Corp. d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp. (CRIC) over disputes involving the Sheep Mountain Partners
(SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, a Second Amended Judgment was entered on June 30, 1997, by Judge Lewis T. Babcock of the U.S. District Court of Colorado wherein the Court again confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,600,000 as monetary damages and imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom (the "CIS contracts"). Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment, Amended Judgment and Second Amended Judgment with the 10th Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond Nukem posted for $8,613,600 to cover the value of the CIS contracts, but the 10th Circuit Court denied the motion. Nukem/CRIC filed their Appellants' opening brief with the 10th Circuit Court of Appeals on December 12, 1997. USECC filed its Appellees' brief on January 12, 1998. Nukem/CRIC may file a reply brief on or before January 26, 1998. The Court may hear oral arguments on the appeal and a decision from the Court is expected in late spring or early summer 1998.

     (b). BGBI Litigation. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended May 31, 1997. This report discloses the status of the lawsuit filed by Bond Gold Bullfrog Inc. in Nye County, NV against the Company, Crested and Parador Mining Company, Inc. regarding Parador's lease to Bond Gold of two patented mining claims. The District Court bifurcated the trial of the issues hearing the matter of extralateral rights in December 1995. On December 18, 1997, at a hearing before the District Court on motions for summary judgment by all parties, the Court granted various motions of the parties but denied plaintiff's motions for summary judgment on the breach of Parador's lease and the issue of specific performance by plaintiff. The Court denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both BGBI and the defendants the Company, Crested and Parador and these defendants' claim against BGBI for specific performance, will be tried before the Court commencing on January 26, 1998.

ITEM 5.  Other Information
         -----------------

     On November 25, 1997, the Company's Board of Directors appointed Keith G. Larsen to fill the one vacancy created on the Board of Directors when former Senator Alan K. Simpson resigned to assume a position as Chairman of the Company's Advisory Board. John L. Larsen, Chairman, President and Chief Executive Officer of the Company, resigned his position as President and his son Keith G. Larsen was then appointed as President and Chief Operating Officer of the Company. John L. Larsen continues to serve as the Company's Chairman of the Board and Chief Executive Officer.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits. None.

     (b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended November 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. ENERGY CORP.
                                                (The Company)


Date:  January 14, 1997                     By:    /S/  John L. Larsen
                                                   -----------------------------
                                                   JOHN L. LARSEN
                                                   Chief Executive Officer
                                                   and Chairman



Date:  January 14, 1997                     By:   /S/  Robert Scott Lorimer
                                                  ------------------------------
                                                  ROBERT SCOTT LORIMER,
                                                  Principal Financial Officer
                                                  and Chief Accounting Officer