Form 10-Q/A
period 1997-11-30
US ENERGY CORP
filed 1998-04-07
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal quarter ended November 30, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____ to ____

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

                                    YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at January 13, 1997
------------------------------               --------------------------------
 Common stock, $.01 par value                      6,867,616 Shares

                                U.S. ENERGY CORP.

                                      INDEX

                                                                     Page No.
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements.

               Condensed Consolidated Balance Sheets
               November 30, 1997 and May 31, 1997.........................3-4

               Condensed Consolidated Statements of
               Operations Three and Six Months
               Ended November 30, 1997 and 1996...........................5-6

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended November 30, 1997 and 1996................7-8

               Notes to Condensed Consolidated
               Financial Statements.........................................9

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations............10-13

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings........................................14-15

ITEM 5.        Other Information...........................................15

ITEM 6.        Exhibits and Reports on Form 8-K............................15

               Signatures..................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                        U.S. ENERGY CORP. AND AFFILIATES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                           November 30,               May 31,
                                               1997                    1997
                                            -----------             -----------
                                            (Unaudited)
CURRENT ASSETS:
   Cash                                 $      3,722,000       $      1,416,900
   Accounts receivable
      Trade                                      332,000                368,200
      Related parties                            873,600              1,191,000
   Current portion long-term
      notes receivables                          337,200                337,200
   Inventory                                      61,000                 96,000
   Assets held for resale and other              971,700                991,600
                                             -----------            -----------
      TOTAL CURRENT ASSETS                     6,297,500              4,400,900

LONG-TERM NOTES RECEIVABLE;
   net of current portion                      1,454,900              1,477,900

INVESTMENT IN CONTINGENT STOCK
   PURCHASE WARRANT                             4,594,000             4,594,000

INVESTMENTS AND ADVANCES TO AFFILIATES
   Affiliates                                  4,939,000              4,999,600
   Restricted investments                      8,765,700              8,506,300
                                             -----------            -----------
                                              13,704,700             13,505,900

PROPERTIES AND EQUIPMENT                      15,725,400             14,843,000
   Less accumulated depreciation,
   depletion and amortization                 (9,108,800)            (8,802,100)
                                             -----------            -----------
                                               6,616,600              6,040,900

OTHER ASSETS                                     413,900                367,500
                                             -----------            -----------
                                        $     33,081,600       $     30,387,100
                                             ===========            ===========




            See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                          November 30,                May 31,
                                              1997                     1997
                                           ----------               ----------
CURRENT LIABILITIES:                       (Unaudited)
   Accounts payable and
      accrued expenses                $        348,600         $      1,312,600
   Deferred income (Note 4)                  4,000,000                   --
   Current portion of long-term debt
      (Note 5)                                 204,700                   81,300
                                           -----------              -----------
      TOTAL CURRENT LIABILITIES              4,553,300                1,393,900

LONG-TERM DEBT (Note 5)                          9,600                  183,100

RECLAMATION LIABILITY (Note 6)               8,751,800                8,751,800

OTHER ACCRUED LIABILITIES                    4,793,400                5,259,000

DEFERRED TAX LIABILITY                         183,300                  183,300

MINORITY INTERESTS                              62,600                    --

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
   $.01 Par Value issued 229,606
   and 223,900, respectively,
   forfeitable until earned                  1,958,000                1,892,400

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
      authorized, 100,000 shares;
      none issued or outstanding                 --                       --
   Common stock, $.01 par value;
      authorized, 20,000,000 shares;
      issued, 6,696,475 and 6,646,475           67,000                   66,500
   Additional paid-in capital               22,762,500               22,543,000
   Accumulated deficit                      (6,950,900)              (6,776,900)
   Treasury stock, 690,943
      shares, at cost                       (2,182,000)              (2,182,000)
   Unallocated ESOP contribution              (927,000)                (927,000)
                                           -----------              -----------
                                            12,769,600               12,723,600
                                           -----------              -----------
                                      $     33,081,600         $     30,387,100
                                           ===========              ===========

            See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended                        Six Months Ended
                                                      November 30,                             November 30,
                                               ------------------------              --------------------------
                                               1997                1996               1997                1996
                                            ----------         -----------         -----------         ------------
REVENUES:
   Mineral sales                       $         --       $        --        $        858,700    $         --
   Construction contract
      revenues                                   --               261,800               --                777,700
   Commercial operations                       850,200            456,300           2,409,500           1,068,800
   Oil sales                                    28,100             23,200              76,600              62,300
   Mineral property
      transactions                              52,900             27,500             110,400              48,400
   Interest                                    175,800            159,500             362,800             286,600
   Loss) on sale of assets                        (900)           (19,900)               (200)            (19,900)
   Management and
      other fees                               197,100             44,000             346,000              67,600
                                            ----------         ----------         -----------         -----------
                                             1,303,200            952,400           4,163,800           2,291,500
                                            ----------         ----------         -----------         -----------
COSTS AND EXPENSES:
   Mineral operations                          348,300            154,100             723,200             316,900
   Construction costs                           10,400            201,400              22,100             564,600
   Commercial operations                       799,700            720,200           1,637,500           1,450,800
   Oil production                               29,000             14,600              43,500              38,700
   Interest                                     17,000             26,300              32,900              62,200
   General and
      administrative                           798,000            619,200           1,409,700           1.034,500
                                            ----------         ----------         -----------         -----------
                                             2,002,400          1,735,800           3,868,900           3,467,700
                                            ----------         ----------         -----------         -----------


(LOSS) INCOME BEFORE EQUITY
   INCOME OF AFFILIATES AND
   PROVISION FOR
   INCOME TAXES                               (699,200)          (783,400)           (294,900)         (1,176,200)

MINORITY INTEREST IN LOSS
   (GAIN) OF CONSOLIDATED
   SUBSIDIARIES                                 83,900            230,100             (62,600)            343,900

(continued)




            See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                   (Continued)


                                               Three Months Ended                      Six Months Ended
                                                  November 30,                             November 30,
                                            ------------------------              --------------------------
                                               1997                1996               1997                1996
                                            ----------         -----------        -----------         ------------



EQUITY IN LOSS OF
   AFFILIATES-NET                             (242,500)          (122,900)           (406,300)           (232,500)
                                            ----------         ----------         -----------         -----------
LOSS BEFORE PROVISION
   FOR INCOME TAXES                           (857,800)          (676,200)           (174,000)         (1,064,800)

PROVISION FOR INCOME TAXES                      --                 --                  --                  --
                                            ----------         ----------         -----------         -----------

NET LOSS                               $      (857,800)   $      (676,200)   $       (174,000)   $     (1,064,800)
                                            ==========         ==========         ===========         ===========

NET LOSS PER SHARE                     $          (.13)   $          (.10)   $           (.03)   $           (.16)
                                            ==========         ==========         ===========         ===========
WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                               6,850,913          6,654,863           6,821,138           6,630,099
                                            ==========         ==========         ===========         ===========




















            See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

                 Condensed Consolidated Statement of Cash Flows


                                                  Six Months Ended
                                                     November 30,
                                             --------------------------
                                                1997                  1996
                                             -----------           -----------
                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $       (174,000)    $      (1,064,800)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities:
      Minority interest in gain (loss)            62,600              (343,900)
      Depreciation, depletion
         and amortization                        481,800               327,900
      Equity in loss from affiliates             406,300               232,500
      Loss on sale assets                            200                19,900
      Deferred Income                          4,000,000                  --
      Other assets                              (153,000)              (18,300)
      Other accrued liabilities                 (465,600)             (370,800)
   Net changes in components
    of working capital                          (555,500)             (748,700)
                                              -----------           -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                        3,602,800            (1,966,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Development of mining properties              (14,500)             (274,900)
   Development of gas properties                   --                  (28,600)
   Increase in restricted investments           (259,400              (172,800)
   Change in notes receivable                     23,000               (90,600)
   Distributions from affiliates                    --               4,207,700
   Investments in affiliates                    (345,700)             (386,500)
   Purchase of property and equipment           (875,000)              (55,300)
   Proceeds from sale of assets                    4,000               192,000
                                              -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES         (1,467,600)            3,391,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of options and warrants for
      Common stock                               220,000             1,034,300
   Proceeds from sales of subsidiary stock
      and stock options                            --                1,258,300
   Proceeds from long-term debt                  160,900               400,200
   Payment on long-term debt                    (211,000)             (772,000)
                                              -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        169,900             1,920,800
                                              -----------           -----------
(Continued)

            See notes to Condensed Consolidated Financial Statements.

                                     U.S. ENERGY CORP. AND AFFILIATES

                              Condensed Consolidated Statement of Cash Flows


                                               Six Months Ended
                                                 November 30,
                                          ---------------------------
                                          1997                  1996
                                       -----------           -----------
                                       (Unaudited)           (Unaudited)

NET INCREASE IN
   CASH AND CASH EQUIVALENTS               2,305,100             3,345,600

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     1,416,900               992,600
                                         -----------           -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                    $      3,722,000     $       4,338,200
                                         ===========           ===========

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                  $         --         $          --
                                         ===========           ===========

   Interest paid                    $         32,900     $          62,600
                                         ===========           ===========
























            See notes to Condensed Consolidated Financial Statements.

                        U.S. ENERGY CORP. AND AFFILIATES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1997, the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 1997 and 1996, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1997, has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Company as of November 30, 1997 and May 31, 1997, the results of operations for the three and six months ended November 30, 1997 and May 31, 1997, the results of operations for the three and six months ended November 30, 1997 and 1996, and the cash flows for the six months then ended.

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

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%), Plateau Resources Limited (100%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.


     5) Debt as of November 30, 1997 consists of various equipment and other loans totaling $214,300, and debt attributable to consolidated affiliates of $123,000 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

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

     8) Certain reclassifications have been made in the May 31, 1997 financial statements to conform to the classifications used in November 30, 1997

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              -------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     On June 23, 1997, the Company and its subsidiary Crested Corp. ("Crested"), entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") whereby the Company and Crested received a signing bonus from Kennecott of $4,000,000 and a loan of $16,000,000 to develop the Green Mountain Mining Venture (GMMV) properties. The $4,000,000 is shown as deferred income on the November 30, 1997 balance sheet as it was forfeitable until certain conditions were met. During the third quarter of fiscal 1998, the forfeitable terms were satisfied.

     The Company and Crested also received cash from the sale of uranium under the SMP contracts of $858,700; advance royalties from CYPRUS/AMAX of $110,400; $1,380,000 from the rental of equipment to the GMMV and real estate properties and $478,600 in the form of management fees. The receipt of these funds increased the Company's liquidity position significantly.

     The Company utilized $1,467,700 in its investing activities during the six months ended November 30, 1997. This was primarily as a result of the Company and Crested purchasing $875,100 worth of equipment and funding standby costs of Sheep Mountain Partners ("SMP") and Plateau Resources Limited ("Plateau"). Due to disputes existing between the SMP partners, the Company and Crested have not been reimbursed for care and maintenance costs expended on the SMP mineral properties in Wyoming since the spring of 1991.

     The Company received a net of $169,800 from its financing activities as options and warrants were exercised for $220,000 for 50,000 shares and long term debt was increased by $160,900. This increase in cash was off-set by the payments on long term debt of 4211,100 which resulted in an overall reduction of long term debt of $50,200. Cash provided by operations of $3,603,000 plus the $169,800 provided by financing activities, less the $1,467,700 used in investing activities resulted in a net increase in cash and cash equivalents of $2,305,100. This increase places the Company in a strong cash position of $3,722,000 at November 30, 1997 as compared to $4,338,200 at the same date of the prior year and $1,416,900 at May 31, 1997.

     The primary requirements for the Company's working capital continue to be funding of the on-going administrative expenses; mine and mill holding and start up costs of Plateau; the holding costs of the SMP mines; on going litigation expenses associates with the SMP dispute, and certain uranium delivery costs associated with SMP utility contracts. Nukem/CRIC are currently making most of the SMP deliveries. No assurance can be given that this method of delivery will continue. The capital requirements to fill the Company's and Crested's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium and may also be dependent on the outcome of the Arbitration/Litigation

Award involving Nukem and CRIC, which they have appealed to the 10th Circuit Court of Appeals.

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

GMMV

     On June 23, 1997, the Company and Crested signed an Acquisition Agreement with Kennecott for the right to acquire Kennecot's interest in the GMMV for $15,000,000 and other consideration. This information was previously reported in the Company's For 10Q (Item 2) for the fiscal quarter ended August 31, 1997. Kennecott paid the Company and Crested $4,000,000 on signing, and committed to provide the GMMV a loan of up to $16,000,000 for payment of costs incurred by USECC in developing the proposed underground Jackpot uranium mine and permitting the Sweetwater Mill. As a result of these agreements, it is believed that no internal funding will be required by the Company and Crested for the GMMV at either the Sweetwater Mill or the Jackpot mine.

     Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC is developing the proposed Jackpot Mine and working with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work is being funded form the $16,000,000 provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement, Kennecott will be entitled to a credit against its original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to the Company and Crested on signing of the Acquisition Agreement.

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

     The Acquisition Agreement was not closed by December 1, 1997 but the Company and Crested provided a commitment letter to Kennecott within the time requirements from a recognized national investment banking firm to meet the requirements of the Acquisition Agreement. Thus, the $4,000,0000 signing bonus paid by Kennecott became nonrefundable.

     If the Acquisition Agreement is never closed, Kennecott, shall own their respective 50% interest in the GMMV, and the obligation to repay the $16,000,000 loan shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by the Company and Crested.

SUTTER GOLD MINING COMPANY

     The preliminary prospectus to qualify a previous special warrant offering prospectus of Sutter Gold Mining common stock has been filed with the Ontario Securities Commission with a copy to the Toronto Stock Exchange. An additional $8 million must be raised to fund the development costs to place the SGMC properties in production. It is not anticipated that any of the Company's funds will be required to fund these operations.

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

RESULTS OF OPERATIONS

     Three and Six months ended November 30, 1997 Compared to Three and Six Months Ended November 30, 1996

     Revenues for the six months ended November 30, 1997 increased by $1,872,300 over the same period of the prior year. The increase in revenues primarily are as a result of a delivery pursuant to one of the SMP delivery contracts wherein a net profit of $858,700 was recognized by the Company and an increase of $1,340,700 in commercial revenues which consist primarily of the rental of equipment and certain real estate. There were no uranium sales during the six months ended November 30, 1996. The increase of equipment rentals is as a result of increased equipment rentals to the GMMV under the June 23, 1997 Agreement discussed above. Construction revenues decreased $777,700, during the six months ended November 30, 1997 as a result of the Company's subsidiary Four Nines Gold concentrating all of its efforts and equipment on the mine development at the Jackpot uranium mine and having no third party contracts. Commercial revenues increased by $112,700 due increased activity at the real estate properties owned in southern Utah. Other Revenues increased by $278,400 during the six month period ended November 30, 1997, over the same period ended November 30, 1996, because of increased activities provided to the various subsidiary companies by the Company.

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

     Operations for the six month period ended November 30, 1997, resulted in a loss of $174,000 or $0.03 per share as compared to a loss of $1,064,800 or $0.016 per share. The decrease in the loss is primarily as a result of increased revenues for the sale of Uranium and the rental of equipment.

                           PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings.

     (a) Sheep Mountain Partners Arbitration/Litigation. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (item
3) for the fiscal year ended May 31, 1997 and Item 1, Part II of the Company's Form 10-Q for the quarter ended August 31, 1997. This report disclosed the status of the consensual arbitration/litigation in the U.S. District Court of Colorado and 10th circuit Court of Appeals involving the Company and crested Corp. d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp. (CRIC) over disputes involving the Sheep Mountain Partners
(SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, a Second Amended Judgment was entered on June 20, 1997, by Judge Lewis T. Babcock of the U.S. District court of Colorado wherein the Court again confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,600,000 as monetary damages and imposing a constructive trust in favor os SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom (the "CIS contracts"). Nukem/CRIC filed a motion for clarification and/or limited remand of the Second amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then field an amended notice of appeal of the District Court's Judgment, Amended Judgment and Second amended Judgment with the 10th Circuit Court of appeals. USECC filed a motion to increase the supersedeas bond Nukem posted for 48,613,600 to cover the value of the CIS contracts, but the 10th Circuit court denied the motion. Nukem/CRIC filed their appellants' opening brief with the 10th Circuit Court of appeals on December 12, 1997. USECC filed its Appellees' brief on January 12, 1998. Nukem/CRIC may file a reply brief on or before January 26, 1998. The Court may hear oral arguments on the appeal and a decision from the Court is expected in late spring or early summer 1998.

     (b) BGBI Litigation. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended may 31, 1997. This report discloses the status of the lawsuit filed by Bond gold Bullfrog Inc. in Nye County, NV against the Company, Crested and Parador Mining Company, Inc. regarding Parador's lease to Bond gold of two patented mining claims. The District court bifurcated the trial of the issues hearing the matter of extralateral rights in December 1995. On December 18, 1997, at a hearing before the District Court on motions for summary judgment by all parties, the Court granted various motions of the parties but denied plaintiff's motions for summary judgment on the breach of Parador's lease and the issue of specific performance by plaintiff. The Court denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both BGBI and the defendants the Company, Crested and Parador and these defendants' claim against BGBI for specific performance, will be tried before the Court commencing on January 26, 1998.

ITEM 5.        OTHER INFORMATION

     On November 25, 1997, the Company's Board of Directors appointed Keith G.Larsen to fill the one vacancy created on the Board of Directors when former Senator Alan K. Simpson resigned to assume a position as Chairman of the Company's Advisory Board. John L. Larsen, Chairman, President and Chief Executive Office of the Company, resigned his position as President and his son Keith G. Larsen was then appointed as President and Chief Operating Officer of the Company. John L. Larsen continues to serve as the Company's Chairman of the Board and Chief Executive Officer.

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