Form 10-Q
period 1998-02-28
US ENERGY CORP
filed 1998-04-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      WYOMING                                               83-0205516
------------------------------------                 ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

877 NORTH 8TH WEST, RIVERTON, WY                            82501
--------------------------------                     ---------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (307) 856-9271
                                                     --------------

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

                            YES   X             NO

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                               OUTSTANDING AT APRIL 13, 1998
---------------------------------          -------------------------------------
 Common stock, $.01 par value                       7,242,839 Shares

                               U.S. ENERGY CORP.

                                     INDEX

                                                                      Page No.
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Condensed Consolidated Balance Sheets
            February 28, 1998 and May 31, 1997.............................3-4

            Condensed Consolidated Statements of
            Operations Three and Nine Months
            Ended February 28, 1998 and
            February 28, 1997..............................................5-6

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended February 28, 1998
            and February 28, 1997..........................................7-8

            Notes to Condensed Consolidated
            Financial Statements..........................................9-10

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................11-15

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings............................................16-17

ITEM 4.     Submission of Matters to Security Holders for Vote...........17-18

ITEM 5.     Other Information............................................18-19

ITEM 6.     Exhibits and Reports on Form 8-K................................19

            Signatures......................................................20

                           PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                          U.S. ENERGY CORP. AND AFFILIATES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                            February 28,             May 31,
                                                1998                  1997
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents              $ 2,224,500          $   1,416,900
   Accounts receivable
     Trade, net of valuation allowance
     of $15,700 and $27,800, respectively     235,600                368,200
     Related parties                        1,664,300              1,191,000
   Current portion long-term
     notes receivables                        337,200                337,200
   Inventory                                   63,700                 96,000
   Assets held for resale and other           905,900                991,600
                                          -----------          -------------
     TOTAL CURRENT ASSETS                   5,431,200              4,400,900

LONG-TERM NOTES RECEIVABLE                   745,800               1,477,900

INVESTMENTS IN CONTINGENT
   STOCK PURCHASE WARRANT                   4,594,000              4,594,000

INVESTMENTS IN AFFILIATES
   Affiliates                               4,868,700              4,999,600
   Restricted                               8,921,900              8,506,300
                                          -----------          -------------
                                           13,790,600             13,505,900

PROPERTY AND EQUIPMENT                     16,159,200             14,843,000
   Less accumulated depreciation,
   depletion and amortization              (9,275,000)            (8,802,100)
                                          -----------          -------------
                                            6,884,200              6,040,900

OTHER ASSETS:                                 394,900                367,500
                                          -----------          -------------
                                          $31,840,700          $  30,387,100
                                          ===========          =============


           See Notes to Condensed Consolidated Financial Statements
                                     3

                        U.S. ENERGY CORP. AND AFFILIATES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                February 28,            May 31,
                                                     1998                1997
                                                 (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses        $   501,900           1,312,600
   Deferred revenue                               4,000,000             --
   Current portion of long-term debt                141,000              81,300
                                                -----------         -----------
     TOTAL CURRENT LIABILITIES                    4,642,900           1,393,900

LONG-TERM DEBT                                      186,400             183,100

RECLAMATION LIABILITY                             8,751,800           8,751,800

OTHER ACCRUED LIABILITIES                         4,676,500           5,259,000

DEFERRED TAX LIABILITY                              183,300             183,300

MINORITY INTERESTS                                   90,300              --

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK
   $.01 par value; issued 229,606 shares and 223,900,
   respectively, forfeitable until earned         1,958,000           1,892,400

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 100,000 shares
     authorized none issued or outstanding;          --                 --
   Common stock, $.01 par value; 20,000,000 shares
     authorized; issued, 6,732,945 and 6,646,475
         shares respectively                         67,300              66,500
   Additional paid-in capital                    22,921,400          22,543,000
   Accumulated deficit                           (8,528,200)         (6,776,900)
   Treasury stock at cost, 690,943 shares        (2,182,000)         (2,182,000)
   Unallocated ESOP contribution                   (927,000)           (927,000)
                                                -----------         -----------
   TOTAL SHAREHOLDERS' EQUITY                    11,351,500          12,723,600
                                                -----------         -----------
                                                $31,840,700         $30,387,100
                                                ===========         ===========

           See Notes to Condensed Consolidated Financial Statements
                                     4

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               THREE MONTHS ENDED FEBRUARY      NINE MONTHS ENDED FEBRUARY
                                 28, 1998        28, 1997         28, 1998       28, 1997

REVENUES:
Mineral sales                    $ --          $  --            $  858,700      $ --
Construction contract revenues     --             157,600          --             935,300
Commercial operations             697,800         389,500        3,107,300      1,458,300
Oil Sales                          48,400          62,700          125,000        125,000
Gain (loss) on sale of assets     --              --                  (200)       (19,900)
Mineral property transactions      46,200          26,900          156,600         75,300
Interest                          211,100         236,100          573,900        522,700
Management fees and other         162,100         104,900          508,100        172,500
                                 --------         -------       ----------      ---------
                                 1,165,600        977,700        5,329,400      3,269,200
COSTS AND EXPENSES:
   Costs of mineral sold          --               --              --            --
   Mineral operations             375,400         228,800        1,098,600        545,700
   Construction costs              11,300         118,000           33,400        682,600
   Commercial operations          641,300         739,400        2,278,800      2,190,200
   Oil production                   8,800          32,500           52,300         71,200
   General and administrative   1,454,700         835,100        2,865,200      1,869,600
   Interest                        17,000          29,400           49,900         91,600
                                 --------      ----------       ----------      ---------
                                 2,508,500      1,983,200        6,378,200      5,450,900
                                 ---------     ----------       -----------     ---------

(Continued)


           See Notes to Condensed Consolidated Financial Statements
                                     5

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (continued)

                                THREE MONTHS ENDED FEBRUARY     NINE MONTHS ENDED FEBRUARY
                                 28, 1998        28, 1997         28, 1998        28, 1997

INCOME (LOSS) BEFORE MINORITY INTEREST
   EQUITY OF AFFILIATES AND
   PROVISION FOR INCOME TAXES    (1,342,900)   (1,005,500)      (1,048,800)    (2,181,700)

MINORITY INTEREST IN (GAIN)
   LOSS OF CONSOLIDATED
   SUBSIDIARIES                     (27,700)      231,100          (90,300)       575,000

EQUITY IN LOSS OF AFFILIATES       (205,900)     (106,000)        (612,200)      (338,500)
                                 -----------   -----------      -----------     ---------

INCOME (LOSS) BEFORE
   INCOME TAXES                  (1,576,500)     (880,400)      (1,751,300)    (1,945,200)

PROVISION FOR INCOME TAXES         --            --               --             --
                                 ----------    ----------       ----------      ----------

NET INCOME (LOSS)                $(1,576,500)  $ (880,400)     $(1,751,300)   $(1,945,200)
                                 ============  ===========     ============   ===========

NET GAIN (LOSS) PER SHARE        $    (0.23)   $   (0.13)       $   (0.26)      $   (0.29)
                                 ===========   ==========       ==========      =========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING              6,850,913    6,654,863        6,842,679      6,642,253
                                 ===========   ==========       ==========      =========






           See Notes to Condensed Consolidated Financial Statements
                                     6

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                  FEBRUARY 28,
                                                       ------------------------------
                                                           1998                  1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                          $(1,751,300)         $(1,945,200)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Minority interest in gain (loss)
         of consolidated subsidiaries                      90,300             (575,000)
      Depreciation                                        475,800              475,500
      Depletion and amortization                          207,700               56,500
      Equity in loss from affiliates                      612,200              338,500
      Loss on sale of assets                                  200               19,900
      Non-cash compensation                                31,300              119,600
      Deferred revenue                                  4,000,000            4,207,700
      Other accrued liabilities                          (582,500)            (537,600)
      Other assets                                        (27,400)              (8,600)
      Net changes in components of working capital     (1,175,500)            (975,100)
                                                       -----------          -----------

NET CASH FROM PROVIDED BY
    OPERATING ACTIVITIES                                1,880,800            1,176,200

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development of mining properties                      (16,500)            (455,400)
    Development of gas properties                         --                   (29,100)
    Proceeds from sale of assets                            4,000              193,500
    Increase in restricted investments                   (415,600)            (277,800)
    Purchase of property and equipment                 (1,306,800)            (100,200)
    Changes in notes receivable                           732,100               58,800
    Investments in affiliates                            (481,300)            (616,400)
    Proceeds from sale of subsidiary stock                 --                1,246,100
                                                      ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                  (1,484,100)              19,500

(Continued)


            See Notes to Condensed Consolidated Financial Statements
                                        7

                        U.S. ENERGY CORP. AND AFFILIATES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Nine Months Ended
                                                                  FEBRUARY 28,
                                                       ------------------------------
                                                           1998                  1997

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of options and warrants for common stock     347,900            1,239,300
    Purchase of treasury stock                            --                   (78,400)
    Proceeds from long-term debt                          307,700              412,300
    Repayments of long-term debt                         (244,700)          (1,004,000)
                                                      -----------          -----------
NET CASH PROVIDED BY
       FINANCING ACTIVITIES                               410,900              569,200
                                                      -----------          -----------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                      807,600            1,764,900

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                 1,416,900              992,600
                                                      -----------          -----------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $ 2,224,500          $ 2,757,500
                                                      ===========          ===========

SUPPLEMENTAL DISCLOSURES:
    Income tax paid                                   $  --                $    37,200
                                                      ===========          ===========

    Interest paid                                     $    49,900          $    91,600
                                                      ===========          ===========




            See Notes to Condensed Consolidated Financial Statements
                                        8

                        U.S. ENERGY CORP. AND AFFILIATES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1) The Condensed Consolidated Balance Sheet as of February 28, 1998, the Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 1998 and February 28, 1997, and the Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 1998 and February 28, 1997, have been prepared by the Company ("USE") without audit. The Condensed Consolidated Balance Sheet as of May 31, 1997, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of February 28, 1998 and May 31, 1997, the results of operations for the three and nine months ended February 28, 1998 and February 28, 1997 and the cash flows for the nine months then ended.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1997 Form 10-K. The results of operations for the periods ended February 28, 1998 and February 28, 1997 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. ("Crested"). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (51.9%), Plateau Resources Limited ("Plateau") (100%) and Four Nines Gold, Inc. ("FNG") (50.9%) All material intercompany profits and balances have been eliminated.

      4) Deferred revenue consists of a $4,000,000 Signing Bonus received in the quarter ended August 31, 1997 when the Company and its subsidiary, Crested entered into an Acquisition Agreement with Kennecott Uranium Company ("Kennecott") to acquire Kennecott's interest in the Green Mountain Mining Venture ("GMMV") which owns certain uranium properties and the Sweetwater Mill in Wyoming.

      5) Debt as of February 28, 1998 consists of various equipment and other property loans totaling $215,100 and debt attributable to consolidated affiliates of $112,300 on Four Nines Gold. Certain inter-affiliate loans were eliminated during consolidation.

      6) Accrued reclamation obligations of $8,751,800 represent the Company's share of a reclamation liability at the Crooks Gap Mining District and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.

                        U.S. ENERGY CORP. AND AFFILIATES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Continued

     7) Net (loss) per share is computed using the weighted average number of common shares outstanding during each period. The dilutive effect of stock options is not included in the computation, as it is not material.

      8) Certain reclassifications have been made in the May 31, 1997 financial statements to conform to the classifications used in February 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the period included in the accompanying financial statements.


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended February 28, 1998, the Company's current assets increased by $1,030,300 to a balance of $5,431,200. This increase is primarily due to a net increase of cash $807,600 and an increase of $473,300 in Accounts Receivable related parties. The increase in cash was a result of the Acquisition Agreement entered into during the three months ended August 31, 1997 between the Company, its subsidiary Crested and Kennecott. As a result of the Acquisition Agreement the Company and Crested received a $4,000,000 signing bonus and a loan of $16,000,000 to continue to develop the Green Mountain Mining Venture (GMMV) mining properties. The $4,000,000 signing bonus was forfeitable through December 1, 1997, unless certain conditions were met by the Company and Crested. Although the conditions were met and the signing bonus was no longer forfeitable, under generally accepted accounting principals the $4,000,000 continues to be carried as a deferred revenue item until such time as the Acquisition Agreement is closed or terminated. If the Acquisition Agreement is terminated, the GMMV will continue to hold the properties and only Kennecott will be responsible for paying back the amount loaned under the $16,000,000 development loan to a Kennecott affiliate and the 50% interest of USE and Crested will not be impacted.

     The Company also received cash in the amount of $858,700 on a consolidated basis for the sale of uranium under a Sheep Mountain Partners (SMP) contract;
$156,600 as an advance royalty from Cyprus/AMAX; $292,600 as a net profits interest royalty from the sale of The Brunton Company; $333,300 as a payment on the note receivable from the sale of The Brunton Company, and $347,900 as a result of various employees exercising stock options and warrants. As a result of the GMMV operations, the Company and Crested invoiced the GMMV a total of $5,438,500 for direct costs, management fees and equipment rental during the nine months ended February 28, 1998. Of the total amount invoiced to GMMV, $1,245,900 (an increase of $424,900) had not been paid as of February 28, 1998. However, the quarter-end balance was paid in full in March of 1998. The Company and Crested continued to fund SMP and the Plateau operations. SMP has not reimbursed the Company and Crested for their direct costs for maintaining the SMP properties on standby and is subject to the Arbitration Panel's Award and pending litigation.

      Other current assets increased by approximately $85,700 primarily as a result of an increase in prepaid insurance.

     The primary uses of cash by the Company and Crested were the reduction of Accounts

Payable of $810,700; purchases of Property Plant and Equipment of $1,306,800; increases in the Investment in Affiliates of $481,300; the increase of Restricted Investments of $415,600 as a result of the reinvestment of interest earned on Plateau's cash investments to cover Reclamation Liabilities; the repayment of Long Term Debt of $244,800; and the reduction of Other Accrued Liabilities pertaining to Plateau of $582,700. In addition to the reduction of Notes Receivable on the sale of The Brunton Company referred to above, the Company and Crested's Chairman and CEO retired $432,000 in amounts owed to the Company and Crested. This was done as a result of the decision of the Company's board of director and compensation committee granting the Company's and Crested's chairman and CEO John L. Larsen a bonus of $615,000 for his excellent work in acquiring Kennecott as a joint venture partner in 1990 for $15,000,000 in cash plus a $50,000,000 commitment to USECC to develop the Green Mountain properties; the negotiations of Mr. Larsen in acquiring Plateau Resources Ltd. with the Shootaring Mill and the most recent negotiations for USECC to enter into the Acquisition Agreement to acquire Kennecott's interest in the GMMV resulting in the signing bonus of $4,000,000 to the Company and Crested. Companies and Mr. Larsen agreed that the bonus is further in full settlement of the $1,000,000 bonus to Mr. Larsen authorized by the board of directors in 1993 which was conditioned on the spot price of uranium concentrates and cash distributions from the GMMV to the Company.

      The primary requirements for the Company's working capital continue to be funding of on-going administrative expenses; mine and mill holding and start up costs of Plateau; the holding costs of the SMP mines; on-going litigation expenses associated with the SMP dispute, and certain uranium delivery costs associated with SMP utility contracts. Nukem and CRIC are currently making most of the SMP uranium deliveries. No assurance can be given that this method of delivery will continue. The capital requirements to fill the Company's and Crested's portion of the remaining commitments in fiscal 1998 will depend on the spot market price of uranium and may also be dependent on the outcome of the Arbitration/ Litigation Award involving Nukem and CRIC, which Nukem and CRIC have appealed to the 10th Circuit Court of Appeals.

      The primary source of the Company's capital resources for the remainder of fiscal 1998 will be reimbursement available through the GMMV (see discussion
below);   cash  on   hand;   the   potential   settlement   of  the   Nukem/CRIC
Arbitration/Litigation; uranium deliveries pursuant to the SMP contracts; borrowing from financial institutions (primarily the line of credit), and the sale of equity or interests in investment properties. Commercial Operations at the Ticaboo Townsite in Utah; fees from oil production; rentals of various real estate holdings and equipment, and the sale of aviation fuel will also provide cash.

      The Company, Crested and Sutter Gold Mining Company ("SGMC") are currently seeking additional financing for the construction of the gold processing mill and mine development of SGMC. See discussion under SGMC below. An additional $8 million in financing is being sought. However, there is no assurance that the funds will be raised.

      The expenditures for the SMP care and maintenance costs may require additional funding, depending on the outcome of the SMP arbitration. See Part II, Item 1 "Legal Proceedings" below.

GMMV

      On June 23, 1997, the Company and Crested d/b/a USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other considerations. This information was previously reported in the Company's Form 10-Q (Item 2) for the fiscal quarter ended August 31, 1997. As a result of this Agreement, it is believed that no internal funding will be required by the Company and Crested for the GMMV at either the Sweetwater Mill or the Jackpot Mine.

      Pursuant to the Acquisition Agreement which includes the Mineral Lease, and the Mill Contract, USECC is developing the proposed Jackpot Mine and working with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work is being funded from the $16,000,000 provided to the GMMV by Kennecott. Under the Fourth Amendment of the GMMV Agreement (which amendment was affected pursuant to the Acquisition Agreement), Kennecott will be entitled to a credit against its original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 bonus paid to the Company and Crested on signing of the Acquisition Agreement.

      Closing of the Acquisition Agreement is subject to the Company and Crested satisfying several conditions on or before the extended closing date of October 30, 1998. If the Acquisition Agreement is never closed, Kennecott and USECC, shall own their respective 50% interest in the GMMV, and the obligation to repay the $16,000,000 loan shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by the Company and Crested.

SUTTER GOLD MINING COMPANY

     The preliminary prospectus to qualify a previous special warrant offering prospectus of SGMC common stock has been filed with the Ontario Securities Commission with a copy to the Toronto Stock Exchange. An additional $8 million must be raised to fund the development costs to place the SGMC properties in production. It is not anticipated that any of the Company's funds will be required to fund these operations. Subsequent to the quarter ended February 28, 1998, the Company purchased certain Special Warrants of Sutter Gold. Please refer to Item 5 below. It is unlikely SGMC will be listed on the Toronto Stock Exchange until such time as gold prices recover further from the drop in prices during 1997.

SHEEP MOUNTAIN PARTNERS

      Nukem and CRIC filed their opening brief in their appeal to the 10th Circuit Court of Appeals on December 12, 1997. The Company and Crested filed their answer brief on January 12, 1998. Thereafter, Nukem and CRIC filed a reply brief. On April 13, 1998, the Deputy Clerk of Court advised all counsel that a three-judge panel had reviewed the briefs and record on appeal and oral arguments are not needed. See Item 1, Part II below. No assurance can be given as to the ultimate outcome.

      Until such time as these issues are resolved, the Company and Crested may be required to fund the standby costs of the Sheep Mountain Partners' mines. The Company and Crested have filed a lien on the SMP properties as a protection for the payment of past and future standby costs for which they have not been reimbursed by Nukem/CRIC and filed suit in Wyoming to foreclose the lien. The case has been stayed and the issues will be heard in the Denver District court. See Item 1, Part II below.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997

      Revenues  for the nine  months  ended  February  28,  1998,  increased  by
$2,060,200 over the same period of the prior year. The increase in revenues primarily is as a result of a delivery pursuant to one of the SMP delivery contracts wherein a net profit of $858,700 was recognized by the Company and Crested and an increase of $1,649,000 in commercial revenues which consist primarily of the rental of equipment, real estate and the retail operations at the Ticaboo Townsite in southern Utah. There were no uranium sales during the nine months ended February 28 1998. The increase of equipment rentals is as a result of increased equipment rentals to the GMMV under the June 23, 1997 Acquisition Agreement discussed above. Construction revenues decreased $935,300 during the nine months ended February 28, 1998, as a result of the Company's subsidiary Four Nines Gold, Inc. concentrating all of its efforts and equipment on the mine development at the Jackpot uranium mine and having no third party contracts. Management fees and Other Revenues increased by $335,600 during the nine month period ended February 28, 1998, over the same period ended February 28, 1997, due primarily to management fees charged on increased activities provided to various subsidiary companies and partnerships by the Company and Crested.

      Other than a reduction of construction costs in the amount of $649,200 and increases in Commercial Operations of $88,600; Mineral Operations of $552,900 and General and Administrative expenses of $995,500, costs and expenses remained relatively constant with those experienced during the nine month period of the prior year. Mineral Operations and General and Administrative expenses increased due primarily to additional staff to administer the development of the GMMV and Plateau mining properties and the bonus given to the Company and Crested's chairman and CEO. Commercial expenses increased due to increased activity at the commercial real estate operations in Southern Utah. Construction expenses decreased due to limited activity in Four Nines Gold outside the Company owned activities.

      Equity in Loss of Affiliates increased by $273,700 over the prior year during the nine months ended February 28, 1997; to a total of $612,200. This increase consisted of losses of $19,100 and $254,600 from SMP and Yellow Stone Fuels Corp., respectively.

      Operations for the nine month period ended February 28, 1998, resulted in a loss of $1,751,300 or $0.26 per share as compared to a loss of $1,945,200 or $0.29 per share for the same period from the previous year. The decrease in the loss is primarily as a result of increased revenues for the sale of Uranium and the rental of equipment which were offset by increases in mineral costs, and the increased administrative costs associated with expanded operations. Operations for the three months ended February 28, 1998, resulted in a loss of $1,576,500 or $0.23 per share as compared to a loss of $880,400 or $0.13 per share during the quarter ended February 28, 1997. This increase in the loss for the quarter is primarily associated with the bonus given the Company's chairman and CEO and increased costs associated with mining operations and administrative costs.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      (a) SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item
3) for the fiscal year ended May 31, 1997 and Item 1, Part II of the Company's Form 10-Q for the quarters ended August 31, 1997 and November 30, 1997. This report discloses the status of the consensual arbitration/litigation in the U.S. District Court of Colorado and 10th Circuit Court of Appeals involving the Company and Crested Corp. d/b/a USECC and Nukem, Inc. and its wholly-owned subsidiary Cycle Resource Investment Corp. (CRIC) over disputes involving the Sheep Mountain Partners (SMP) partnership concerning the marketing and sale of uranium and mining operations in Wyoming. As was reported earlier, a Second Amended Judgment was entered on June 30, 1997, by Judge Lewis T. Babcock of the U.S. District Court of Colorado wherein the Court again confirmed the Arbitration Award ordering Nukem to pay USECC a net of approximately $8,600,000 as monetary damages and imposing a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights and the profits therefrom (the "CIS contracts"). Nukem/CRIC filed a motion for clarification and/or limited remand of the Second Amended Judgment. On August 13, 1997, the U.S. District Court denied the motion. Nukem and CRIC then filed an amended notice of appeal of the District Court's Judgment, Amended Judgment and Second Amended Judgment with the 10th Circuit Court of Appeals. USECC filed a motion to increase the supersedeas bond Nukem posted for $8,613,600 to cover the value of the CIS contracts, but the 10th Circuit Court denied the motion. Nukem/CRIC filed their Appellants' opening brief with the 10th Circuit Court of Appeals on December 12, 1997. USECC filed its Appellees' brief on January 12, 1998. Nukem/CRIC filed a reply brief on January 26, 1998. On April 13, 1998, Company received a notice to all counsel in the appeal from the Deputy Clerk of the 10th Circuit Court advising that the case was referred to a three-judge panel and after examination of the briefs and record on appeal, the panel was of the unanimous opinion that oral arguments were not needed. Nukem and CRIC have the opportunity to file within ten days a statement to the Court of reasons for oral argument. The Court also required Nukem and CRIC to initiate a mandatory settlement conference and a report of the proposed conference shall be filed with the Clerk.

      (b). BGBI LITIGATION. The information called for in this Item 1 has been previously reported in the Company's Form 10-K (Item 3) for the fiscal year ended May 31, 1997 and Item 1 Part II of the Company's Form 10-Q for the quarter ended November 30, 1997. This report discloses the status of the lawsuit filed by Plaintiff Bond Gold Bullfrog Inc. in Nye County, NV against the Defendants Company, Crested and Parador Mining Company, Inc. regarding Parador's lease to Bond Gold of two patented mining claims. On December 18, 1997, at a hearing before the District court on motions for summary judgment by all parties, the Court granted various motions of the parties but denied plaintiff's motions for summary judgment on the breach of Parador's lease and the issue of specific performance by plaintiff. The Court denied defendants' motion for summary judgment on plaintiff's claim for breach of contract. Thus, the issues of breach of contract by both these defendants and BGBI for specific performance remained and were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims and the plaintiff and these defendants filed a Notice of Cross-Appeal and Notice of appeal, respectively to the Nevada Supreme Court. The record on appeal has been filed with the Nevada Supreme Court and the appeals process is now underway.

      (c) On September 16, 1991, Company and Crested d/b/a USECC as plaintiffs, filed Civil Action No. 91CV7082 in the Denver District Court, wherein plaintiffs were seeking reimbursement of $85,000 per month from the spring of 1991 for maintaining the SMP uranium mines at Crooks Gap on a standby basis. On behalf of SMP, CRIC filed an answer, affirmative defenses and a counterclaim against plaintiffs denying that SMP owed plaintiffs any money. Plaintiffs filed a Motion for Summary Judgment and the Denver District Court Judge denied the motion and stayed all proceedings until the case involving plaintiffs and CRIC and Nukem were resolved in the U.S. District Court for Colorado. This matter was submitted to arbitration in February 1994, and on April 18, 1996, the Arbitration Panel awarded USECC $2,512,823 plus per diem interest of $616 against Nukem and CRIC jointly and severally, for standby costs through March 31, 1996. When Nukem and CRIC appealed the confirmation of the Arbitration Award, they posted a supersedeas bond to cover this portion of the Award. USECC continued to maintain the SMP underground and open pit mines in Fremont County, Wyoming so USECC filed a lien for such expenditures on the SMP mining properties from March 31, 1996. In 1997 USECC filed a civil action to foreclose the lien in a Wyoming District Court. Nukem and CRIC resisted the foreclosure case in Wyoming claiming the Denver District Court had jurisdiction because of the forum selection clause referred to Colorado as the jurisdiction for such claim in the Operating Agreement between SMP and USECC. The Court enjoined USECC from proceeding with the foreclosure action in the Wyoming Court and various pleadings have been filed by both parties in the Denver District Court where the case is now pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 5, 1997, an annual meeting of shareholders of the Company was held and two proposals were presented to shareholders for a vote.

      Proposal #1 was for election of one director to serve until the third succeeding annual meeting. The votes cast were as follows.

      NAME OF DIRECTOR          FOR         AGAINST     ABSTAIN     WITHHELD
      John L. Larsen         5,759,948      11,382      16,243       -0-

     Mr. Larsen was elected to the Board of Directors to serve until the third Annual Meeting of Shareholders and until his successor is elected or appointed and qualified.

      The Company's Board of Directors consists of seven members and John L. Larsen will continue to serve with Messrs. Don Anderson, Nick Bebout, Russell Fraser, David W. Brenman, Harold F. Herron and Keith G. Larsen whose terms of office as directors continued after the annual meeting of shareholders held on December 5, 1997.

       Proposal #2 was to consider amending the 1996 Stock Award Program to extend the Program through 2007 and eliminate the requirement of annual shareholder approval of the number of shares awarded each year. The vote was as follows:

                             FOR          AGAINST     ABSTAIN      NO VOTES

      PROPOSAL #2         3,128,146       321,959     37,446       2,300,022
      -----------

ITEM 5.     OTHER INFORMATION

      Subsequent to February 28, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of US$1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of Sutter Gold Mining Company ("SGMC"), a subsidiary of USE. The funds had paid SGMC a total of Cdn$4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. Each Special Warrant entitled the holder to acquire from SGMC, at no further cost, one share of Common Stock of SGMC, and one Purchase Warrant; each Purchase Warrant would have entitled the holder to purchase one share of Common Stock of SGMC, at a price of Cdn $6.00 per whole share (the "Purchase Warrants"), during the 18 months following the May 1997 closing of the offering of the SGMC Special Purchase Warrants.

      Pursuant to the terms and conditions of the Special Warrants, if SGMC were to fail to obtain prospectus qualification before the October 10, 1997 qualification deadline (as such terms were defined in the Special Warrants) from the securities commissions of the Canadian Provinces wherein purchasers of the Special Warrants reside, the holders of the Special Warrants would be entitled to receive a dilution penalty in the amount of 1.1 shares of Common Stock of SGMC and 1.1 Purchase Warrants, for each Special Warrant exercised after the qualification deadline if prospectus qualification were not obtained by the qualification deadline. Such qualification required listing of the SGMC shares and Purchase Warrants on a principal Canadian stock exchange.

      The prospectus qualification has not been obtained by SGMC, due to the drop in gold prices during the latter part of 1997 and the resulting lack of interest in new listings of gold companies in the Canadian markets. However, none of the four Canadian funds, nor any other investor in the Canadian offering, has received additional shares of SGMC Common Stock or additional Purchase Warrants in payment of the dilution penalty with respect to the Special Warrants and their constituent securities.

      Each of the four Canadian funds, in order to diversify and increase their original investment, made offers to USE to purchase shares of Common Stock of USE. Each of the four funds, and USE, negotiated the terms of acceptance of the funds' offer by USE. As a result of the offer and subsequent negotiations with each of the funds, USE entered into the four Stock Purchase Agreements with the funds.

      As of the date hereof, pursuant to the Stock Purchase Agreements, USE has received consideration for its issued shares consisting of (i) net cash proceeds, from all four funds, of US$1,102,464 (after deduction of US$87,536 in legal fees and a fee paid to a Canadian investment banking firm); (ii) 684,300 Special Warrants of SGMC (from three of the four funds);

and (iv) the relinquishment by each of the four funds of their rights to the dilution penalty. USE has issued 546,365 shares of Common Stock as of the date hereof in consideration of the cash, the Special Warrants received to date and the relinquishments. The USE shares are restricted securities. Pursuant to the terms of the Stock Purchase Agreements, USE will file a resale registration statement with the Securities and Exchange Commission, to permit the resale of the subject shares by the funds. When the registration statement is declared effective, the balance of 112,530 shares of USE Common Stock will be issued to the fourth fund, and that fund will deliver its 204,600 Special Warrants to USE in payment for such 112,530 shares of USE Common Stock. Such 112,530 shares of USE Common Stock issued to the fourth fund will be included in the resale registration statement.

      The dilution penalty, if paid, would have resulted in the issuance to the funds of an additional 88,890 shares of Common Stock of SGMC and Purchase Warrants to buy another 88,890 shares of Common Stock of SGMC. USE will retain the SGMC Special Warrants acquired to date from three of the funds (and will retain the fourth fund's Special Warrants when acquired). It is possible that the dilution penalty may have to be paid with respect to Canadian investors in the Special Warrants other than the four Canadian funds.

     The Stock Purchase Agreements closed as of April 7, 1998, at which date the closing bid price of USE shares was US$6.876. A price of US$7.00 was utilized by the funds and by USE for purposes of determining the number of USE shares to be issued under the Stock Purchase Agreements. There will not be any adjustment in the terms of the fourth fund's Stock Purchase Agreement for any changes in USE share market prices when the final portion of that Agreement is closed.

     The USE Compensation Committee is to review the transaction with the above four funds on a division of the SGMC Special Warrants acquired by USE, between USE aqnd Crested and make its recommendation to the boards of directors of Crested and USE.

      The accounting treatment of the transaction with the funds will be set forth in the full year financial statements for USE, which will be included in the Form 10-K Report for fiscal year ending May 31, 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.  None.

      (b) Reports on Form 8-K. There were no Reports filed by the Registrant on Form 8-K during the quarter ended February 28, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. ENERGY CORP.
                                          (Registrant)


Date:  April 13, 1998               By:      S/ JOHN L. LARSEN
                                          --------------------------------------
                                          JOHN L. LARSEN
                                          Chief Executive Officer


Date:  April 13, 1998               By:      S/ R. SCOTT LORIMER
                                          --------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer
                                          and Chief Accounting Officer