Form 10-K
period 1998-05-31
US ENERGY CORP
filed 1998-09-14
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to
Commission file number 0-6814

                               U.S. ENERGY CORP.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

      Wyoming                                         83-0205516
----------------------------------------          ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

      877 North 8th West
      Riverton, WY                                    82501
----------------------------------------          ------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number, including area code:   (307) 856-9271
                                                   -----------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
         Securities registered pursuant to Section  12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                         -----------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

     The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of August 17, 1998, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $14,128,200.

             Class                             Outstanding at August 17, 1998
---------------------------------------     ------------------------------------
 Common Stock, $0.01 par value                      7,696,068 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

      Annual Meeting Proxy Statement for the fiscal year ended May 31, 1998 into
      Part III of the filing.

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

      This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, the disclosures about the Green Mountain Mining Venture development schedule for the Wyoming properties, the projected operating status of Plateau Resources Limited's Shootaring Canyon uranium mill in Utah, future market prices for uranium oxide, possible utility contracts for uranium oxide, and the plan of operations for Yellow Stone Fuels Corp. and Sutter Gold Mining Company
(subsidiaries of U.S. Energy Corp.), are forward-looking statements. In addition, when words like "expect," "anticipate" or "believe" are used, U.S. Energy Corp. is making forward-looking statements.

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

                                     PART I

ITEM 1 AND ITEM 2. BUSINESS AND PROPERTIES

(A)   GENERAL.

      U.S. Energy Corp. ("USE" or the "Registrant") is in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. USE is now engaged in two principal mineral sectors: uranium and gold, both of which are in the development stage. The most significant uranium properties are located on Green Mountain and Sheep Mountain in Wyoming, and in southeast Utah. USE's gold operations are conducted through Sutter Gold Mining Company, a 59% owned subsidiary. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. USE also carries on small oil and gas operations in Montana and Wyoming. Other USE business segments are commercial operations (real estate and general aviation) and construction operations. USE has a May 31 fiscal year.

      USE was incorporated in Wyoming in 1966. All of its operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone (307) 856-9271.

      Most of USE operations are conducted through a joint venture with Crested Corp. ("Crested"), a majority-owned subsidiary, and various jointly owned subsidiaries of USE and Crested. The joint venture with Crested is referred to in this Report as "USECC". Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG"). Oil and gas operations are carried out through Energx, Ltd., a subsidiary of USE and Crested. USE and Crested originally were independent companies, with two common affiliates (John
L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority owned subsidiary of USE in fiscal 1993. See Part III of this Report.

      In fiscal 1998, USE and USECC signed an agreement with Kennecott Uranium Company ("Kennecott"), for the purchase of Kennecott's interest in the Green Mountain Mining Venture ("GMMV") (the "Acquisition Agreement"). Please see "Minerals-Uranium-The Green Mountain Mining Project-June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

      In fiscal 1998, USE and Crested continued the development of the GMMV uranium mines and the upgrade of the GMMV's Sweetwater uranium mill and the Shootaring Canyon uranium mill in southeast Utah (owned by Plateau Resources Ltd., a wholly-owned USE subsidiary) In addition, USE intends to implement plans for it and Crested to consolidate their uranium assets into a single subsidiary and finance the startup of its mines and mill operations, subject to obtaining the necessary debt or equity funding. There is no assurance such financing can be obtained.

      For fiscal 1999, USE intends to seek the financing necessary to continue development work at the Jackpot Mine. In late July 1998, USE, Crested and Kennecott made a business decision to temporarily cease development work at the jackpot Mine because of the expected negative impact on uranium prices due to the amount of uranium inventory which USEC Inc. announced was held in its inventory and could be sold into the uranium market. However, other factors are affecting the uranium market (reductions in current and planned production), such that the resumption of development work and putting the Utah uranium properties into production in the near-term may be warranted. See "Uranium Market Information." USE is in discussions with various sources of capital for this purpose, however, no funding agreements have been reached as of the date of this Report and there is no assurance any such funding would be received. Such funding would also finance USE's and Crested's purchase of Kennecott's interest in the GMMV. See "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

      USE also will be refining the mine and mill plan for the Lincoln Project in California (held by Sutter Gold Mining Company), with the objective of continuing mine development, building a gold mill and producing gold in late fiscal 1999 or early fiscal 2000. Capital and operating costs for the Lincoln Project may be funded internally by Sutter Gold Mining Company, as supplemented by additional funding from USE and/or third parties. However, there are no outside funding agreements as of the date of this Report and there is no assurance needed funding will be received. See "Gold" below.

      Until February 1996, USE conducted manufacturing and/or marketing of professional and recreational outdoor products through The Brunton Company ("Brunton"), a wholly-owned subsidiary. As of February 1, 1996, USE sold Brunton to Silva Production AB. The sale eliminated Brunton's manufacturing and/or marketing of professional and recreational outdoor products from the commercial segment of USE's business as of January 31, 1996, except to the extent that there are net profits payments from Silva through 2000. For the fiscal year ended May 31, 1996, Brunton's sales provided 25% of net revenues of USE (before reclassification to reflect Brunton as discontinued operations with respect to
USE). See "Commercial Operations" below.

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

      Construction               Operations  Construction  of irrigation,  flood
                                 control, municipal sewer, roads, ponds, site work, culverts, erosion and similar projects.

Percentage of Net Revenue contributions by the three segments in the last three fiscal years were:

                            Percentage of Net Revenues During the Year Ended
                            ------------------------------------------------
                              May 31,         May 31,           May 31,
                               1998            1997              1996
                             --------        --------          ------

Minerals                       9%                4%               32%
Commercial Operations         23%               56%               15%
Construction Operations        0%               18%               39%

      USE received $858,000 in revenues from the sale of uranium in fiscal 1998. During fiscal 1996, mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP"), a Colorado general partnership. During fiscal 1997, there were no revenues from mineral sales (except for molybdenum royalty interest) in part due to the arbitration proceedings involving SMP (see Item 3, "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation"). Additional mineral revenue was generated by USE's molybdenum interest. In Construction Operations, all of FNG's revenues were derived from renting FNG construction equipment for the development work at the Jackpot Mine for fiscal 1998.

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

                                   MINERALS

URANIUM

GENERAL

      USE has interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. USE plans to develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. In addition, other uranium- bearing properties in New Mexico and Wyoming are held by Yellow Stone Fuels Corp. (a minority joint subsidiary of USE and Crested).

      The property interests of USE in Wyoming are:
      ---------------------------------------------

      Green Mountain
      --------------

      521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC (the "USE Parties"), and 50 percent by Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company and Kennecott Corporation of Salt Lake City, UT are subsidiaries of Rio Tinto plc, formerly RTZ PLC of London. Rio Tinto plc is one of the world's leading natural resource companies and owns 69% of Rossing Uranium Corp.'s operations in Namibia in southwest Africa. Rossing currently produces about 6,000,000 lbs. of U3O8 out of its 10,000,000 lb. annual capacity. Rio Tinto has delayed indefinitely the construction of its 4,000,000 lb. U3O8 per year Kintyre uranium project in Western Australia. Kennecott Corporation owns and operates several mines including the Bingham Canyon, Utah open pit copper mine which opened in 1906.

      All of the GMMV mining  claims are  accessible by county,  private  and/or
United States Bureau of Land Management ("BLM") access roads. Exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been substantially completed. The BLM has signed a Record of Decision approving the Jackpot Mine Plan of Operations following preparation of a final Environmental Impact Statement ("EIS") for the proposed mine, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed mine has had no previous operators, and will be a new mine when opened. The Big Eagle Mine and related claim groups (which are near the proposed Jackpot Mine and are part of the Green Mountain Claims held by the GMMV), are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s.

      Sheep Mountain
      --------------

      Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From 1988 to June 1, 1998, these assets were held by SMP. On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem and CRIC. The disposition of SMP cash and the CIS uranium supply contracts, remain in dispute. See Item 3, "Legal Proceedings." The Sheep Mountain Mines 1 and 2 are accessible by county and private roads and were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

      Yellow Stone Fuels Corp.
      ------------------------

      Approximately 10,825 acres of properties are held by 437 unpatented lode mining claims which have been staked by, plus four leases (including three state leases) held by Yellow Stone Fuels Corp. (an Ontario, Canada corporation, or by its wholly-owned subsidiary Yellow Stone Fuels, Inc., a Wyoming corporation, hereafter collectively or individually referred to as "YSFC"). The properties are located in Wyoming and New Mexico, and are believed to be prospective of uranium and suitable for in-situ leaching. USE and Crested each own 12.7% of YSFC.

      The property interests of USE in Utah through Plateau Resources Ltd. are:
      -------------------------------------------------------------------------

      The Tony M Mine and the Frank M properties, underground uranium deposits in San Juan County, Utah located partially on Utah State mining leases. These properties are accessible by county roads.

      Plateau is the lessee of the Tony M Mine and portions of the Frank M properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium ore was stockpiled at the Tony M Mine and at the Shootaring Mill.

      Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Wood Mine. The Wood Mine property is not permitted, but USE does not expect difficulty in obtaining a new permit because the surface facilities would occupy the site that has been disturbed from previous operations.

      Plateau Resources Ltd. is a wholly-owned subsidiary of USE, however, Crested will have an interest in Plateau. See "Plateau Shootaring Canyon Mill" below.

THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

      GMMV. In fiscal 1998, USE and USECC signed the Acquisition Agreement to acquire Kennecott Uranium Company's interest in the GMMV. The following is a description of the formation of GMMV and certain of its terms, which have been modified as a result of the Acquisition Agreement and related transactions, as set forth under the "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company" below.

      In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights, to Kennecott for $15,000,000 (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time, USE and USECC ("USE Parties") and Kennecott formed the GMMV to develop, mine and mill uranium ore from the Green Mountain Claims, and market U3O8.

      After the first $50,000,000 of GMMV expenditures advanced by Kennecott is spent (which has been completed as of the date of this 10-K Report (see "Properties and Mine Plan" below)), the GMMV expenses are to be shared by the parties generally in accordance with their participating interests (50 percent Kennecott, 50 percent USE Parties). The agreement also provides that Kennecott will pay a disproportionate share (up to an additional $45,000,000) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30,000,000 of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15,000,000 of such operating expenses).

      Pursuant to the GMMV joint venture agreement, each party's participation interest in the GMMV is subject to reduction for voluntary or involuntary failure to pay its share of expenses as required in approved budgets (including Kennecott's commitment to fund the initial $50,000,000 of the GMMV expenditures), so that in effect, the interest held by each party collateralizes its performance. However, a defaulting party would remain liable for third party liabilities incurred during the GMMV operations, proportionate to its interest before reduction.

      Assuming Kennecott's interest is not acquired by the USE Parties (see below), the GMMV cash flows will be shared between Kennecott and the USE Parties according to their participation interests. However, 105 of the Green Mountain Claims, which cover the Round Park (Jackpot) uranium deposit, currently believed to be the most significant mineralized resource on Green Mountain, were formerly owned solely by USE. Pursuant to an agreement between USE and Crested, cash flow from production of uranium out of these 105 Green Mountain Claims will be distributed only to USE and Kennecott, and GMMV expenditures on such properties will be shared 50 percent by USE and 50 percent by Kennecott. This sharing ratio will change if Kennecott's interest is acquired by USE and Crested. See "June 23, 1997 Acquisition Agreement with Kennecott Uranium Company." Milling costs will be paid by the GMMV as operating costs and shared among the participants according to their ownership interests in the ore being milled.

      The USE Parties' share of GMMV cash flow resulting from the balance of the properties (outside the 105 claims), which were previously owned by USE and Crested together, will be shared equally by USE and Crested. GMMV expenditures from such properties will be shared 25 percent each by USE and Crested, and 50 percent by Kennecott. Such latter properties are expected to be developed after the Round Park (Jackpot) deposit is placed into production and the uranium deposits on these properties may be accessed through the proposed tunnels at the Jackpot Mine. Development work at the Jackpot Mine was temporarily halted in late July 1998, see "USEC Inc." below.

      The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager through May 31, 1998. USECC has continued work on a contract basis at Kennecott's request through May 31, 1998.

      Activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of an application to the U. S. Nuclear Regulatory Commission ("NRC") to convert the Sweetwater Mill license from standby to an operating license. USE has completed the construction of additional mining support facilities at the Jackpot Mine in fiscal 1998, including; the installation of natural gas lines and phone services; construction of a new shop building containing offices, a dry-change room, emergency generators, air compressors and mechanical repair base; upgrading the ore haul road; and installation of a conveyor and stacker and other incidental mine activities, while maintaining all permits and licenses at the Jackpot Mine and Sweetwater Mill. For underground mine development work, as of the date of this 10-K Report, the GMMV has driven twin decline tunnels 18 feet wide and 12 feet high on a -17 percent grade approximately 2,000 feet each into Green Mountain with 1,000 feet of cross cuts between the declines. All of these development costs in fiscal 1998 and to date in fiscal 1999 have been funded through the $16,000,000 loan in connection with Kennecott's $50,000,000 work commitment (for its 50 percent interest).

JUNE 23, 1997 ACQUISITION AGREEMENT WITH KENNECOTT URANIUM COMPANY

      On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott, for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. Kennecott paid USE and USECC $4,000,000 as a signing payment, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Uranium Mine for production and in changing the status of the Sweetwater Mill from standby to operational. The work to develop the proposed Jackpot Mine and ready the Sweetwater Mill for operations was performed by

USECC as lessee of all the GMMV mineral properties under a Mineral Lease Agreement between the GMMV and USECC (the "Mineral Lease"), and as an independent contractor under a Contract Services Agreement (the "Mill Contract") between Kennecott (as manager of the GMMV) and USECC. Both the Mineral Lease and the Mill Contract, as well as a Fourth Amendment to the GMMV Mining Venture Agreement among Kennecott, USE and USECC (the "Fourth Amendment to the GMMV Agreement"), were executed simultaneously with the Acquisition Agreement.

      The $16,000,000 provided by Kennecott to the GMMV was advanced to Kennecott by an affiliate, Kennecott Energy Company ("KEC") under a secured recourse Promissory Note (the "Note") bearing interest at 10.5% per annum starting in April 1999 until paid in full. As of the date of this Report approximately $14,000,000 of the $16,000,000 loan has been spent. If the Acquisition Agreement closes, the Note converts to become a debt of the GMMV or its successors, and would be payable quarterly out of 20% of cash flow from the GMMV properties, but not more than 50% of the earnings for such quarter from the GMMV operations, before interest, income tax, depreciation and amortization. However, the Note is payable by GMMV or its successors (i) in full on June 23, 2010 regardless of cash flow and earnings of the GMMV, or (ii) sooner (on December 31, 2005) if an economically viable uranium mine has not been placed into production by such date. The Note is secured by a first mortgage lien against Kennecott's 50% interest in the GMMV pursuant to a Mortgage, Security Agreement, Financing Statement and Assignment of Proceeds, Rents and Leases granted by Kennecott to KEC (the "Mortgage"). At closing of the Acquisition Agreement, USE, USECC and their assignee (if such is assigned) will assume the Note, and the assets of the GMMV will be subject to the Mortgage.

      Pursuant to the Mineral Lease and the Mill Contract included in the Acquisition Agreement, USECC is to expend funds to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the
Sweetwater Mill for renewed operations. Such work was funded from the $16,000,000 loan provided to the GMMV by Kennecott. Under the Fourth Amendment to the GMMV Agreement, Kennecott is entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 provided by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement. These credits satisfied the balance of Kennecott's initial funding commitment to acquire a 50% interest in the GMMV.

      Pursuant to the Fourth Amendment to the GMMV Agreement, USECC submits detailed invoices for reimbursable costs, defined in the Mineral Lease and Mill Contract to include USECC's labor and equipment costs (maintenance and rental), environmental compliance costs, direct general and administrative costs of USECC staff incurred in monitoring and invoicing project costs and expenditures and associated engineering costs and expenditures, and an additional amount equal to 10% of all the preceding costs and expenditures as an administrative charge (the same 10% as previously allowed in the GMMV Agreement). USECC also charges the GMMV rental expense for equipment owned or leased by USECC. The reimbursable cost allocations for each phase of the development of the Jackpot Mine and upgrade of the Sweetwater Mill to operating status are made by the GMMV against budgets under the Mineral Lease and Mill Contract. Also included in reimbursable costs will be the amounts required to cover all reclamation activities that will result from operations conducted on the mining properties pursuant to the Mill Contract and the Mineral Lease (USE and USECC will be required to put such reclamation cost amounts aside in a sinking fund to pay for the reclamation work when production commences).

      Kennecott provided funds to the GMMV each month in an amount adequate to reimburse USECC for invoiced costs and restore the USECC working account balance to $1,000,000. Payment by GMMV of the monthly invoiced costs is subject to Kennecott's confirmation that such costs conform to the Mineral Lease and Mill Contract budgets. Subject to and at the closing of the Acquisition Agreement, Kennecott will advance to the GMMV cash equal to any difference between (i) the $16,000,000 commitment and (ii) amounts advanced to pay reimbursable costs and maintain the working capital account up until the closing date.

      Also pursuant to the Mineral Lease, USECC pays the GMMV a monthly lease fee of $3,363. Separately and pursuant to the Mineral Lease, USE and USECC are required to pay all rental, leasehold, property and other payments relating to the mining properties, and all utility and other payments, taxes and assessments that may be assessed against such properties during the term of the Mineral Lease.

      Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000 (this condition has not yet been met and may not be met by the deadline); (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 in cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the closing date for the Acquisition Agreement may be postponed not later than October 30, 1998 (see "USEC Inc. " below). The parties to the Acquisition Agreement also executed a mutual General Release with respect to any and all claims that they may have with respect to any prior disputes concerning the GMMV, which General Release would be delivered to all such parties at closing of the Acquisition Agreement. Upon closing of the Acquisition Agreement, the Mineral Lease and the Mill Contract will be terminated and USE, USECC or the acquiring entity will own Kennecott's 50% of the GMMV, although its properties will remain subject to the Mortgage until the Note is paid in full. If the Acquisition Agreement is closed, USE and Crested would each own 50% of the GMMV, and Crested will thereby own the right to 25% of the revenues from the Round Park (Jackpot Mine) deposit, because Crested will have acquired one-half of Kennecott's 50% interest in the GMMV (which includes the Round Park deposit).

      USE estimates that at least $40,000,000 will be needed to close the Acquisition Agreement transactions ($15,000,000 closing cash purchase price to Kennecott, plus $25,000,000 to assume or cause the replacement of reclamation bonds, guarantees, indemnification agreements and suretyship agreements related to the GMMV properties and the Sweetwater Mill). USE presently is negotiating with investment banking firms to raise up to $100 million in debt or a combination of debt and equity financing to close the Acquisition Agreement and put the uranium assets into production. Such negotiations have not been finalized as of the date of this Report. There is no assurance this financing can be obtained by October 30, 1998 in light of current prices in the uranium oxide market.

      If the Acquisition Agreement is not closed, USE, USECC and Kennecott, shall retain their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by KEC shall remain Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by the $16,000,000 loan will have benefitted all parties to the GMMV. Further, if the Acquisition Agreement is not closed, the GMMV parties will remain in the GMMV, and the development, mining and milling costs will be paid for by such parties. If one of the parties does not pay its share, its percentage in the GMMV is reduced if the other party pays instead. In the event the Acquisition Agreement is not closed, Kennecott may not wish to participate further in the project. If USE has the funding to pay for all costs to continue the development of the Jackpot Mine and the upgrade work at the Sweetwater Mill (but no the funds to purchase Kennecott's interest directly), and USE makes the decision to continue the project, then Kennecott's interest would be reduced. Thus, it is possible that USE could indirectly purchase Kennecott's interest through funding the project through the GMMV.

      USEC INC. In 1992, Congress enacted the "Energy Policy Act of 1992" creating the U.S. Enrichment Corporation ("USEC") to operate the U.S. Department of Energy's ("DOE") uranium enrichment program. Congress later enacted the "USEC Privatization Act of 1996" to privatize USEC and allowed the DOE to transfer various forms of uranium to USEC. The DOE has transferred approximately 75 million pounds of uranium and uranium equivalents to USEC. On July 22, 1998, USEC Inc. became a publicly traded company. Because of the anticipated negative impact of USEC Inc.'s sales of new uranium inventory in the market (see "Marketing - U.S. Enrichment Corporation," below) on uranium oxide prices, on July 31, 1998, Kennecott and USE and Crested made a business decision to temporarily place the Jackpot Mine on standby, which resulted in the lay off of approximately 45 employees. Resumption of development work with funding from GMMV provided by Kennecott will depend on resolution of the USEC Inc. uranium inventory sales issue (see "U.S. Enrichment Corporation" below and Item 13, "Legal Proceedings") and improved uranium prices. However, it is possible that third party financing will be obtained, in which event the development work would resume and the Acquisition Agreement would be closed. The anticipated negative impact of the USEC Inc. inventory on the uranium market may be mitigated by other factors. USE believes the GMMV's decision to place the development of the Jackpot Mine on standby, should be viewed as an interim event, because anticipated improved uranium prices based on supply and demand projections, or even continued level prices, could lead to a decision to resume development work on the Jackpot Mine. See "Uranium Market Information" below.

      As a result of the current uncertainty surrounding the uranium market, and the July 31, 1998 suspension of development work on the Jackpot Mine, USE and Crested anticipate that certain provisions of the Acquisition Agreement will be modified after discussions with Kennecott. Such changes may include an extension of the deadline for purchase of Kennecott's interest in the GMMV; the $200 million market capitalization requirement; provisions for funding GMMV's standby maintenance costs; and other items. However, as of the date of this Report, no such modifications had been finalized with Kennecott.

PROPERTIES AND MINE PLAN.

      The GMMV owns a total of 521 claims on Green Mountain, including the 105 claims on which the Round Park (Jackpot) uranium deposit is located. Surface rights are owned by the United States Government under management by the BLM. In addition, other uranium mineralization has been delineated in the Phase 2 and Whiskey Peak deposits on these claims, which formerly belonged to USE and Crested. These deposits are undeveloped. Roads and utilities have been put in place, which are satisfactory to support mine development.

      The GMMV also owns the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately .05% U3O8. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

      The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV plans to mine this mineralize material from two decline tunnels (-17 percent slope) in the Jackpot

Mine, which are being driven underground from the south side of Green Mountain. The first of several mineralized horizons is about 2,300 feet vertically down from the top of Green Mountain.

      The declines will ultimately extend up to 12,300 feet in length to access the different zones of the deposit; one decline will be used for ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine. The mine plan estimates that the Jackpot Mine will produce about 3,000 tons of uranium ore per day and will have an expected mine life of 13 to 22 years. The Big Eagle Mine facilities located about three miles west of the Jackpot Mine site will be utilized. As many as 250 workers will be required during mining full operations. To the date of this Report, USE has run approximately 2,000 feet of tunnel in each decline.

      The USE Parties expect the Jackpot Mine development costs will not exceed an additional $10,000,000 to reach the "B" zone to continue the development in the ore at the Round Park deposit. However, cost estimates may change as the development progresses. Pursuant to the GMMV agreement, Kennecott agreed to fund the initial $50,000,000 in development costs including reclamation costs. To April 30, 1997, such expenditures totaled approximately $20,355,142. In fiscal 1998, approximately $10,160,896 of additional GMMV costs had been funded by the $16,000,000 loan. With the 2 for 1 credit provision in the Acquisition Agreement which also applied to the $4,000,000 signing bonus, Kennecott had completed its $50,000,000 commitment. Since June 1997, Kennecott has advanced approximately $14,000,000 of the $16,000,000 to the GMMV, leaving a balance of $2,000,000.
Whether this $2,000,000 will be made available by Kennecott for the GMMV to keep the Jackpot Mine on standby status has not been determined as of the date of this Report.

      SWEETWATER MILL. In fiscal 1993, GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, approximately 23 miles south of the proposed Jackpot Mine, from a subsidiary of Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and the GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

      Kennecott is manager and operator of the Sweetwater Mill and, as such, will be compensated by GMMV out of production. Payments for pre-operating management will be based on a sliding scale percentage of mill cash operating costs prior to mill operation; payments for operating management will be based on 13 percent of mill cash operating costs when processing ore. Mill holding costs have been paid by the GMMV and funded by Kennecott as part of its $50,000,000 funding commitment.

      The Sweetwater Mill includes buildings, milling and related equipment, real estate improvements, mining and mill site claims and other real property interests, personal property and intangible property (including government permits relating to operation of those properties). The major assets are the mill buildings and equipment located on approximately 92 acres.

      The mill was designed as a 3,000 ton per day ("tpd") facility. UNOCAL's subsidiary, Minerals Exploration Company, reportedly processed in excess of 4,200 tpd for sustained periods. The mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

      As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in the Consolidated Financial Statements (see "Notes F and K to USE Consolidated Financial Statements for fiscal year ended May 31, 1998").

      The reclamation and environmental liabilities assumed by the GMMV consist of two categories: (1) cleanup of the inactive open pit mine site near the mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the mill building, equipment and tailings cells after mill decommissioning. On June 18, 1996, Kennecott established an irrevocable Letter of Credit through Morgan Guaranty Trust Company of New York City in the amount of $19,767,079 in favor of the Wyoming Department of Environmental Quality ("WDEQ") for reclamation requirements of the GMMV. The Letter of Credit was increased by $10,000 on August 26, 1996 to cover off-permit wetland enhancement. The WDEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

      Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USECC believes it is unlikely USECC would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs covered by the letters of credit or other surety appear to be within the $24,330,000 of reclamation bonds posted by Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if the GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will loan the GMMV the first $8,000,000 (escalated according to the Consumer Price Index to current dollars, from 1993) of such expenditures. Any reimbursement for the loan may only be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Sweetwater Mill. Third, payment of reclamation and environmental liabilities related to the Mill is guaranteed by Kennecott. Last, the GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

      Kennecott will be entitled to contribution from the USE Parties in proportion to their participating interests in the GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the balance of any development commitment as provided by the Acquisition Agreement, after the credits provided by the Fourth Amendment to the GMMV (see the "June 23, 1997 Acquisition Agreement with Kennecott" above). In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 (escalated) of that amount would be paid by UNOCAL, before Kennecott would be required to pay on its guarantee. However, notwithstanding the preceding, the extent of any ultimate USECC liability for contribution to mill cleanup costs cannot be predicted.

      PERMITTING AND ACTIVITIES. The WDEQ issued a mine permit for the Jackpot Mine on June 26, 1996. This Permit allows the GMMV to proceed with construction of mine surface facilities, further underground mine development and eventual mining of the Round Park (Jackpot) Deposit.

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

      Kennecott has initiated discussions and made filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. The NRC has advised that the Operating Permit should be issued in September 1998.

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

PLATEAU'S SHOOTARING CANYON MILL

      ACQUISITION OF PLATEAU RESOURCES, LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. The Shootaring Mill holds a source materials license from the NRC. USE agreed:

      (a) to perform all studies, remedial or other response actions or other activities necessary from time to time for Plateau to comply with environmental monitoring and other provisions of (i) federal and state environmental laws relating to hazardous or toxic substances, and (ii) the Uranium Mill Tailings Radiation Control Act, the Atomic Energy Act of 1954, and administrative orders and licenses relating to nuclear or radioactive substances or materials on the property of, or produced or released by, Plateau; and

      (b) to indemnify CPC from all liabilities and costs related to the presence of hazardous substances or radioactive materials on Plateau property, and to any future violation of laws and administrative orders and licenses relating to the environment or to nuclear or radioactive substances.

      Plateau transferred $2,500,000 cash to fund the "NRC Surety Trust Agreement" with a commercial bank as trustee. The trustee is to pay future decommissioning costs of Shootaring Mill as directed by the NRC. The amount transferred to the trust is the minimum amount now required by the NRC as financial assurance reclamation of the Shootaring Mill.

      Plateau transferred $4,800,000 cash to fund the "Agency Agreement" with a commercial bank. These funds will be available to indemnify CPC against possible claims related to environmental or nuclear matters as described above, and against third-party claims related to an agreement between Plateau and the third-party (see Note K to the USE Consolidated Financial Statements for fiscal year ended May 31, 1998).

      There are no present claims against funds held under either the Trust Agreement or Agency Agreement. Funds (including accrued interest) not disbursed under the Trust and Agency Agreements will be paid over to Plateau upon termination of such Agreements with NRC concurrence.

      Subsequent to closing, USE and Crested agreed that after Plateau's unencumbered cash has been depleted, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture.

      SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in south-eastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer 1982. In 1984, Plateau put the mill on standby because of the depressed U3O8 market.

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

      In fiscal 1998, in anticipation of resuming milling operations, Plateau has significantly performed a reactivation and rehabilitation program at the Mill. Plateau is awaiting approval of the water control permit for the tailings facility from the State of Utah Water Control Division.

TICABOO TOWNSITE

      Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access). The townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo townsite whereby the State deeded portions of the Townsite to Canyon on a sliding scale basis. USE and Crested may develop the townsite to sell home and mobile home sites as the nearby Shootaring Canyon uranium mill commences operations.

YELLOW STONE FUELS CORP.

      Yellow Stone Fuels Corp., was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. ("YFI"). YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. are herein collectively referred to as YSFC.

      In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring and Sweetwater Mills, USECC decided to take a minority position in Yellow Stone Fuels, Inc. and not be directly involved in properties believed suitable for the production of uranium through the in-situ leach ("ISL") mining process. USECC will have the right of first refusal with respect to any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have the right of first refusal with respect to ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped in the ore body, causing the uranium contained into the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to a dried form of uranium which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional underground mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine.

      In Wyoming, YSFC has staked and/or holds 356 unpatented mining claims and has entered into four State leases covering a total of 9,040 acres located in the Powder River Basin and Red Desert uranium districts. Three State leases have a 10 year term expiring October 1, 2006; one State lease has a 10 year term expiring October 1, 2008; each require annual rental of $1.00 per acre for five years, then $2.00 for the second five years, or sooner upon the discovery of commercial quantities of minerals; plus a 5% gross royalty of the value of uranium bearing ore mined from the leased properties is payable to the State of Wyoming.

      Also in Wyoming, YSFC owns or leases a total of 113 unpatented mining claims in the Powder River Uranium District. One group of 63 claims is located approximately 20 miles northwest of the producing Rio Algom's Smith Ranch Mine. These claims may be similar in geology and hydrology to the Smith Ranch and Cameco's Highland ISL operations.

      In New Mexico, YSFC has staked and holds 39 unpatented mining claims and has leased 8 patented mining claims (approximately 945 acres) in the Grants uranium region of New Mexico. The 8 unpatented mining claims (covering 165 acres) are held by a 5 year renewable lease ($500 monthly rental, and a 5% gross royalty on revenues from uranium sold from the property). Other claims in the immediate area were mined for up to 600,000 pounds U3O8 at a grade of 0.24% by other companies in the 1970s. The extent of further mineral resources on the properties is presently unknown.

      In fiscal 1997, USE, USECC and the GMMV have entered into several agreements with YSFC, including a Milling Agreement through Plateau Resources. The Shootaring Canyon mill facilities will be available to YSFC to transport uranium concentrate slurry and loaded resin to the mill and process it into uranium concentrate ("yellowcake"), for which Plateau will be paid its direct costs plus 10%. Other agreements include a Drill Rig Lease Agreement for YSFC to access USE drilling rigs at the prevailing market rates; an Outsourcing and Lease Agreement for assistance from USECC accounting and technical personnel on a cost plus 10% basis and a sublease for 1,000 square feet of office space and use of various office equipment for $3,000 per month; and a Ratification of Understanding by which USECC will offer to YSFC (with a reserved royalty in amounts to be agreed on later) any uranium properties amenable to in-situ production which USECC acquires or has the right to acquire. In return, YSFC will offer to USECC ( with a reserve royalty in amounts to be agreed on later) uranium properties amenable to conventional mining methods which YSFC acquires or has the right to acquire. USECC also will make its library of geological information and related materials available to YSFC. YSFC also has a Storage Agreement with GMMV by which YSFC stores used low-level contaminated mining equipment at the Sweetwater Mill.

      YSFC has 11,764,000 shares of Common Stock issued and outstanding, including 3,000,000 shares 25.4%) issued to USE and Crested. Most of the funds used by YSFC have been provided by USECC under a $400,000 loan facility. As part consideration for the loan, USE and Crested entered into a Voting Trust Agreement having an initial term of 24 months with two principal shareholders of YSFC, whereby USE and Crested will have voting control of more than 50% of the outstanding shares of YSFC. See Part III of this Report.

      In fiscal 1998, YSFC sold 1,219,000 shares of Common Stock in a private placement, at $2.00 per share; net proceeds to YSFC were $2,034,100 after payment of $315,900 in commissions to the placement agent (RAF Financial Corp., Denver, Colorado) and $80,000 in legal and accounting expenses. The securities were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933, and are restricted from resale under Rule 144. In connection with the private placement, in September 1997, USE entered into an Exchange Rights Agreement with YSFC and RAF, pursuant to which USE agreed that the investors in the YSFC private offering would have the opportunity to exchange all or a part of their YSFC shares for shares of Common Stock of USE, if YSFC is not listed on and its Common Stock is not available for quotation on, the Nasdaq National Market System by March 16, 1999. The number of USE shares which a YSFC investor would be entitled to receive by exchanging YSFC shares, would equal the amount invested in the original purchase of the YSFC shares (plus 10% annual interest), divided by the average market price of USE shares for the five trading days before notice of exchange is given to the YSFC shareholders (excluding USE and Crested). Warrants to purchase YSFC shares, issued to RAF in partial compensation for placement services, would be exchangeable for warrants to purchase shares of USE Common Stock. The Warrants are exercisable to purchase 121,900 shares of YSFC Common Stock, at $2.00 per share. These Warrants would be exchanged for new Warrants to purchase shares of USE Common Stock, equal to $243,800 divided by the same market prices for USE shares. The exercise price for the new Warrants would equal the same USE share market prices used to issue the exchange shares of USE to the YSFC shareholders. The original Warrants expire (and any new Warrants will expire) in 2002. The new Warrants will be exercisable for unrestricted (registered) shares. The exchange transaction would be registered with the SEC under the Securities Act of 1933, such that the exchanging YSFC shareholders would receive unrestricted (registered) shares of USE. The number of USE shares which may be issued under the Exchange Rights Agreement is presently not determinable. USE expects that even if all the YSFC shares were exchanged in May 1999 for shares of USE, pursuant to the Exchange Rights Agreement, the resulting increase in the outstanding shares of USE would constitute less than 5% of the total outstanding shares of USE on a proforma basis, assuming USE share prices move back to the $8-$9 range of early fiscal 1998. However, if share prices remain at current low levels ($1.38 at September 11, 1998), such new shares issued could constitute more than 5% of the outstanding shares on a proforma basis.

      To date, YSFC is not listed on the Nasdaq National Market System ("NMS"), but YSFC is pursuing a possible listing on a Canadian stock exchange in fiscal 1999.

SHEEP MOUNTAIN PARTNERS ("SMP")

      PARTNERSHIP. In February 1988, USE and Crested acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. SMP mined and sold uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below the mining and milling costs of SMP. In December 1988, USE and Crested sold 50 percent of their interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USE and Crested also contributed their interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern.

      SMP was directed by a management committee, with three members appointed by USECC, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996. USE and Crested filed petitions for confirmation of the Order and Award with the U.S. District Court of Colorado and the Court has entered a Second Amended Judgment confirming the monetary and equitable provisions of the Order and Award. Some of the claims have been resolved and the rest are to be determined by the 10th Circuit Court of Appeals ("CCA"), which is expected to occur in fiscal 1999 (see "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation").

      PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USE/Crested and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. See "Item 3." Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, with rates ranging from one to four percent on recovered uranium concentrates.

      Various structures and equipment are located on the properties including three operating and three non-operating mine headframes with hoists, maintenance shops, offices, and other buildings, equipment and supplies. An ion-exchange plant is located on the properties.

      Of the claims, which contain a previously-mined open-pit uranium mine and three underground mines, Pathfinder Mines Corporation ("PMC") has the right to mine a portion (the Congo area), by open-pit or in-situ techniques to certain depths, without royalty or other obligations to USECC. PMC has the responsibility for reclamation work needed thereon as a result of its activities. If PMC mines any portion of the properties outside the Congo area, a 3% royalty is owed to USECC. Conversely, USECC has the right to mine portions of the claims and leases outside the Congo area (and specified surrounding zones) by underground mining techniques, subject to a 3% royalty to PMC. PMC had conducted an exploration program on a portion of these properties, and has advised the Company that it does not intend any further development. PMC has decommissioned and dismantled its two uranium mills in the vicinity.

      The ion exchange plant on the properties was used to remove natural soluble uranium from mine water. USE, on behalf of USECC, has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. Management is reviewing the economics of relicensing this facility as part of a potential in-situ leach uranium mining operation.

      PROPERTY MAINTENANCE. As operating manager for SMP, USECC was responsible for exploration, mining, and care and maintenance of the SMP mineral properties. USECC was to have been reimbursed by SMP for certain expenditures on the properties. During the SMP arbitration/litigation, Nukem/CRIC refused to allow SMP to pay USECC for care and maintenance and other work performed on the properties since the spring of 1991. As part of the Order and Award made on April 18, 1996, the Arbitration Panel awarded USECC $2,065,989 for Nukem/CRIC's 50% share of care and maintenance expenses for the SMP properties plus interest of $446,834 to March 31, 1996 and per diem cost of $616 thereafter. See Item 3, "Legal Proceedings - Sheep Mountain Partners Arbitration/Litigation - Stipulated Arbitration." Currently, USECC has a maintenance staff on site to care for and maintain the mines and pump mine water to prevent flooding of the mines, which could destroy equipment and the concrete lined vertical shafts accessing the various levels of uranium mineralization.

      SMP  MARKETING.  Nukem,  Inc.  was  engaged  by SMP to  provide  SMP  with financial expertise and marketing services. SMP entered into a marketing agreement with CRIC, which was concurrently assigned to and assumed by Nukem.
Nukem was to provide marketing and trading services for SMP, which included acquiring uranium for SMP by purchasing or borrowing. Nukem was to be reimbursed at its direct costs for acquiring such uranium for SMP. USECC, SMP and Nukem had seven long-term contracts plus an additional long-term contract with a domestic utility that was awarded to SMP by the Arbitration Panel (three of these contracts remained in SMP until the partial settlement on June 1, 1998). The contracts all were for sales of uranium originally to eight domestic utilities. SMP's uranium supply contracts were either base-price escalated or market-related (referring to how price is determined for uranium to be delivered at a future date). Base- price escalated contracts set a floor price which is escalated over the term of the contract to reflect changes in the GNP price deflator. Two of the base priced contracts have been fulfilled and the third base-price escalated contract of SMP required a delivery of 130,000 pounds of uranium concentrates on May 15, 1997 which was made, completing that contract. The fourth contract of SMP (which has been transferred to USECC) is a market-related contract, and calls for delivery of unspecified quantities of U3O8 totaling approximately 1,000,000 lbs. U3O8 (depending on the number of reactors this utility is operating and their consumption levels). This contract may be completed in calendar 2000.

      Under the market-related contracts, the purchaser's cost depends on quoted market prices based on estimated prices at which a willing seller would sell its U3O8 during specified periods before delivery.

      Through fiscal 1997 and for prior years, USECC and its affiliates have satisfied most of these contracts with uranium concentrates previously produced by SMP, borrowed from others, or purchased on the open market. In fiscal 1998 $858,000 in revenues was received representing USE's portion of revenues for a delivery made (apparently in late fiscal 1997) by Nukem. See "Legal Proceedings
- Sheep Mountain Partners Arbitration/Litigation."

      PERMITS. Permits to operate existing mines on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the McIntosh Pit.

URANIUM MARKET INFORMATION.

      There are currently nine producers of uranium in the United States, which collectively produced 5,800,000 pounds of U3O8 during calendar 1997 and produced approximately 6,300,000 pounds in calendar 1996. Production in the U.S. for 1998 is estimated at 5,000,000 pounds. In addition, there are several major producers in Canada (Cameco, Cogema Canada, Ltd., Rio Algom and Uranerz); Australia (Energy Resources of Australia and Pancontinental Mining, Ltd.); Africa (Cogema and Rio Tinto's Rossing unit), and Europe, which collectively produced about 78,000,000 pounds of U3O8 during calendar year 1997 and are expected to produce approximately the same amount in calendar 1998. Several members of the Commonwealth of Independent States ("CIS") also export uranium into the western markets although the amount of such exports to the United States and European markets are currently limited.

      Uranium is primarily used in nuclear reactors to heat water which drive turbines to generate electricity. According to the Uranium Institute based in London, England, nuclear plants generated approximately 17% of the world's electricity in 1996, up from less than 2% in 1970. According to the Uranium Institute, through the year 2000, nuclear generating capacity is expected to grow at 1 % per annum primarily as a result of new reactor construction outside the United States and increased efficiencies of existing reactors.

      In 1997, 437 nuclear power plants were operating and 28 were under construction worldwide, according to the Uranium Institute. Uranium consumption by world commercial reactors has increased from about 60,000,000 pounds in 1981 to approximately 165,000,000 pounds in 1997.

SUPPLY AND DEMAND

      From the early 1970s through 1980, the Western World uranium industry was characterized by increasing uranium production fueled by overly optimistic projections of nuclear power growth. From 1970 to 1985, production exceeded consumption by approximately 500,000,000 pounds U3O8. By the end of 1985, enough inventory had been amassed to fuel Western World reactor needs for over five years. In response, sales of excess inventory followed and prices plummeted from highs above $40 per pound in 1979 to below $8 per pound U3O8 in 1992. As prices fell, Western World production declined dramatically from a high of 115,000,000 pounds in 1980 to a low of 57,000,000 pounds by 1994. Since 1985, uranium demand in the Western World has exceeded Western World production by over 400,000,000 pounds. In 1995, uranium demand in the Western World was 129,000,000 pounds, nearly double the production of 66,000,000 pounds by Western World producers. In 1997, total world demand rose to an estimated 165,000,000 pounds, while world mine supply increased only to an estimated 93,000,000 pounds (including the 78,000,000 pounds produced in North America, Australia, Africa and Europe, see above). Accordingly, by the end of 1997, excess inventory levels in the Western World (inventory in excess of preferred levels) had been reduced to less than
1.5 years of forward reactor requirements, and the excess inventories in the U.S. had been reduced to less than one year of projected forward requirements. This trend is expected to continue in calendar 1998.

      Countering the drawdown of Western World inventories and contributing directly to the downturn of market prices was the importation of uranium from the CIS republics, and to a lesser extent, from Eastern Europe and mainland China starting in 1989. As the result of an anti-dumping suit filed in the U.S. ("CIS Anti-dumping Suit") in 1991 against republics of the CIS, suspension agreements were signed by six CIS republics (Russia, Ukraine, Kazakhstan, Uzbekistan, Kyrgyzstan and Tajikistan) in October 1992. These Suspension Agreements applied price related volume quotas to CIS uranium permitted to be imported into the U.S., so that to rectify prior damage to domestic United States uranium producers from dumping sales of U3O8, all spot sales of U3O8 delivered into the U.S. now reflect quota restrictions on U3O8 imports from the CIS. Exceptions are allowed by provisions which allow CIS uranium to be imported for certain long-term uranium sales contracts entered into with domestic utilities prior to March 5, 1992 ("grandfathered contracts").

      The Suspension Agreement with Russia was amended in March 1994 allowing for up to 43,000,000 pounds of Russian uranium to be imported into the U.S. over the 10 years beginning March 1994, but only if it is matched with an equal volume of new U.S. production. Based on U.S. consumption for the 1994-2003 period (as reported or projected by the Department of Energy), the matched volumes could account for up to 18% of the supply to the U.S. market during this period.

      In 1995, the Republics of Kazakhstan and Uzbekistan concluded negotiations with the U.S. DOC to amend their respective Suspension Agreements. Both amendments lowered initial prices relating to their respective import quotas allowing imports to occur. Additionally, the amendments require that uranium mined in those Republics and enriched in another country for importation in the U.S. will count against their respective quotas. The Uzbekistan amendment replaces the price-tied quota system with one based upon U.S. production rates after October 1997. As U.S. production rates increase, additional imports from Uzbekistan are allowed.

      Although these amendments to three of the Suspension Agreements may increase the supply of uranium to the U.S. market, they also provide increased predictability concerning CIS imports into the U.S. Due to declining production levels in the CIS republics, uranium from these sources has recently been difficult to obtain. Consequently, the market impact of CIS primary production may be diminishing.

      In January 1994, the U.S. and Russia entered into an agreement (the "Russian HEU Agreement") to convert highly enriched uranium ("HEU"), derived from dismantling nuclear weapons, to low enriched uranium ("LEU") suitable for use in nuclear power plants. At a projected maximum conversion rate for HEU to LEU, approximately 24,000,000 pounds of U3O8 per year will be available to Western World markets.

      In 1996, the U.S. Congress passed legislation in compliance with the Suspension Agreements, which allows the converted Russian HEU material to be sold in the U.S. market at an annual rate not to exceed 2,000,000 pounds in 1998, increasing gradually to 20,000,000 pounds in 2009. At this maximum rate, HEU material could supply approximately 40% of annual U.S. reactor requirements projected for 2009. However, the Russians may require much of the material for its own internal use and the amounts which may be imported into the U.S. cannot be predicted. In addition, an uncertain amount of HEU material is allowed to be used in the U.S. for overfeeding of enrichment facilities and as a source of Russian uranium for matching sales.

      Industry analysts expect annual Western World consumption to be at levels between 135,000,000 and 165,000,000 pounds U3O8 through 2001. USE management estimates that between 30,000,000 and 40,000,000 pounds U3O8 of this demand could be filled by a combination of government stockpiles (including converted Russian and U.S. HEU) and imports from CIS republics and former Eastern Bloc countries. To achieve market equilibrium by 2001, primary production in the Western World will need to supply between 95,000,000 and 120,000,000 pounds U3O8 on an annual basis subject to some adjustment for any remaining inventory drawdown and limited uranium reprocessing. Production from existing facilities in the Western World, however, is projected to decline from current levels (78,000,000 pounds in 1998) to approximately 57,000,000 pounds U3O8 by 2001 as reserves are depleted. New production therefore will have to be brought on line to fill a potential annual gap of between 38,000,000 and 63,000,000 pounds U3O8. While current price levels may sustain 1998 production levels, USE believes that higher prices will be needed to support the required investment by other uranium producers in new higher cost production facilities as lower cost production reserves are depleted.

      Overall, USE believes that adequate supply of U3O8 material to meet firm demand (i.e. to supply future long term contracts with utilities) cannot be sustained at spot price levels below $15.00 per pound. And, while production remains at levels just above 50% of consumption in the Western World, existing and planned new production combine will not equal consumption even if the new production comes on stream as planned.

      Published reports indicate that approximately 31 percent of the worldwide nuclear-powered electrical generating capacity is in the U.S., 49 percent is in Western Europe, and 14 percent is in the Far East. Although the reactors in Western Europe have a greater aggregate generating capacity and fuel usage, the supply of uranium for those reactors has been secured for relatively long periods. The market requiring the greatest supply of uranium for the next few years is believed to be the United States. The Asia Pacific region is also developing into a significant uranium consumer, due to announced plans for rapid expansion of nuclear power programs in Japan, Korea, Taiwan and the Russian Federation. This region accounts for most of the 98 power plants which are ordered or under construction.

      U.S. ENRICHMENT CORPORATION. The United States Enrichment Corporation ("USEC") was created by the United States Congress as part of the Energy Policy Act of 1992. USEC began operations in July 1993 when the United States Department of Energy ("DOE") transferred the DOE's uranium enrichment facilities to USEC. USEC enriches uranium at two gaseous diffusion process plants (at Paducah, Kentucky and near Portsmouth, Ohio) as part of the process to transform natural uranium into fuel for commercial power plants. USEC has a substantial share of the world market for enrichment services, and dominates the North American market for enrichment services. In 1996, Congress enacted the "USEC
Privatization Act of 1996" to privatize USEC and allowed the DOE to transfer certain amounts of various forms of uranium to USEC.

      In July 1998, USEC became a wholly-owned subsidiary of USEC Inc. (herein "USEC") when it completed its privatization through a $1.4 billion public offering. USEC represented in filings with the Securities and Exchange
Commission that it now holds or intends to acquire 95 metric tons enriched uranium (50 tons highly enriched, 45 tons low enriched) and 10,800 tons of natural uranium (uranium oxide as produced from uranium milling, prior to concentration). USEC has represented its intention to supplement uranium enrichment services revenues through sales of natural uranium.

      Based upon the amounts of uranium USEC purportedly has, or will be acquiring in shipments from DOE, USEC may be seeking to sell up to 75 million pounds of uranium or uranium equivalents through the year 2005. On an annual basis, such sales would adversely impact the domestic uranium market for producers such as USE and Crested, because USEC's sales would amount to more on an annual basis than all domestic producers (including USE and Crested) will produce and plan to sell combined.

      USE and Crested believe that a substantial portion of the uranium (45 metric tons of low enriched uranium and 7,000 tons of natural uranium) which USEC has acquired and will acquire from the DOE, in fact was transferred and will be transferred by DOE in violation of the USEC Privatization Act of 1996. USE and Crested have joined with other uranium producers and the Uranium Producers of America ("UPA") in the filing of a lawsuit for declaratory judgment and injunctive relief against the Department of Energy, with respect to the excess transfers, in an attempt to prevent USEC from enjoying a market advantage over the domestic uranium producers which is prohibited by law. See "Legal Proceedings" below.

      MARKET SUMMARY - IMPLICATIONS FOR FUTURE URANIUM PRICES. With the privatization of USEC and the prospect of natural uranium coming to the market from USEC inventories, uranium prices may not rise significantly over the next 12 months, as previously had been anticipated in reports by industry analysts and by USE management. Nevertheless, USE believes that uranium prices eventually will be determined and moved up significantly by the fundamentals of the market, because all excess inventories built up in the 1980s will eventually be consumed. In addition, USEC has stated that USEC would sell its uranium in a rational and responsible manner indicating (in the opinion of USE management) that USEC may keep its market sales at levels which would not drive down uranium prices.

      As detailed below, many projects have been delayed or postponed since mid-1997 for various reasons, which will have a significant impact on future supply/demand fundamentals. If, as it appears to be the case, the possible introduction of the new USEC inventories currently has a depressing effect on the price of uranium concentrates, then new planned uranium production will be curtailed more than indicated below.

                                                            Delay/Loss of Annual
                                                            Production Potential
  Date                     The Events Reported                  lbs. of U3O8
  ----                     -------------------                  ------------

July 1997          Former Soviet Union production declines 27%     5 million
                   (1992-1996)

July 28, 1997      Russia announces it may require 30-50% of      6-10 million
                   the HEU feed for internal use

August 11, 1997    Kazakhs annul World Wide Contract at            1-2 million
                   Tselinney Project, Kazakhstan

September 1, 1997  Rio Tinto suspends development at Kintyre       3-4 million

September 1, 1997  McClean Lake, Can., schedule slips              6 million
                   from 1997 to 1998

November 3, 1997   Rio Algom begins production at Smith Ranch,     1-2 million
                   Wyo. behind schedule

November 10, 1997  Midwest and Cigar Lake, timing delayed          18 million
                   from 1999 to 2001

November 24, 1997  Aborigines veto ERA's plan to truck ore          6 million
                   to Ranger Mill, Aust.

July 1998          U.S. Energy/Crested Corp. suspend operations    2-4 million
                   at Green Mountain, Wyoming

August 1998        World Wide Minerals puts the Dornod project in  1-2 million
                   Mongolia on standby citing market conditions

August 1998        Cogema will put Cluff Lake, Can., Mine on       2-3 million
                   standby on Dec. 31, 2000.                       -----------

                                                             Total 51-62 million

      With these delays, postponements, and possible further delays or cancellations of planned uranium production projects, USE believes that it is possible that the market price for uranium may increase substantially in mid - to late 1999, in spite of possible sales from the USEC inventory. The fundamentals for higher uranium prices are ascertainable. Currently, all nuclear reactors worldwide consume approximately 160 million lbs. of natural uranium per year and by most estimates, will continue at that rate for at least the next 20 years. Total world production for 1997 was approximately 90 million lbs. Over the next four years, three mines located in Canada (Key Lake, Cluff Lake and Rabbit Lake) will have exhausted their reserves and will be shut down. Three new Canadian mines (McArthur River, McClean Lake/Midwest and Cigar Lake) are scheduled to produce approximately 40 million lbs. of U3O8 annually when they are in full production.

      USE management believes that other delays and cancellations of projects may be imminent and that eventually all inventories (government and public) will be consumed. New significant production will be needed to fuel existing and planned reactors into the 21st century. USE management believes that prices must rise significantly from current levels of $10.50/lb., and possibly up to the $18.00/lb. range over the next 2-3 years, to motivate existing and new mines to move forward as planned. In addition, no new mine/mill construction would be justifiable for selling into only the spot market. At least 80 percent of a uranium producer's production has to be sold to long term contracts, because only with long term contracts can the mine/ mill process over the life of the mine be planned and financed.

      In contrast to finding, developing and mining new properties and building new mills, USE's uranium properties are believed to contain well defined uranium deposits delineated by others which do not require further exploration work prior to beginning production. Development work is significantly advanced at both the principal Wyoming site (the Jackpot Mine) and the Utah mines. The uranium mills in Wyoming and Utah were acquired fully built at no cost to USE and Crested, and the remaining work required to put the mills into operating status will not consume significant amounts of capital. For these reasons, USE believes that its uranium properties will be low cost uranium producers compared to some of the other uranium mines now in operation, and also compared to the costs to develop new properties and build new uranium mills.

      Nonetheless the decision by USE to put any mine into production, and the commitment of funds necessary to implement that commitment, must be made well in advance of the time when revenues from the mined resource are received. Price fluctuations between the time the production commitment is made, and the time when production and sales occur, can significantly impact the economics of the mine. If the sales revenues fall below production costs for a substantial period of time, it is possible that USE could determine that it is not then economically feasible to continue production operations. Taking into account all of the relevant factors discussed above, USE intends throughout fiscal 1999 to seek the financing to put the uranium properties into production, and in the meantime to seek long term utility contracts to take the uranium production, with the ultimate goal of being in full production in Wyoming in April 2000, and milling the stockpiled uranium in Utah in late fiscal 1999 or early fiscal 2000. There is no assurance such financing will be obtained, nor is there assurance prices will not decrease, which would make obtaining such financing more expensive or impossible.

      NUEXCO EXCHANGE VALUE. The market related contracts to sell uranium oxide to utilities usually are based on an average of the Nuexco Exchange Value ("NEV") or some other market quotes for 2, 3 or more months before the uranium delivery. The high and low NEV reported on U3O8 sales during USE's past seven fiscal years are shown below. NUEXCO Exchange Values are now reported weekly by TradeTech and represents its judgment of the price at which spot and near term transactions for significant quantities could be concluded. NEVs for fiscal 1993 are higher for U.S. transactions, due to the impact of CIS import restrictions since late 1992. These prices ("US NEV") were reported by NUEXCO for spot sales in the restricted U.S. market.

                                      NUEXCO EXCHANGE VALUE
                                       US $/pound of U3O8
          Years Ended                  ------------------
            May 31,                  High                Low
         -------------               ----                ---
            1992                   $  9.05           $  7.75
            1993                     10.05              7.75
            1994                      9.60              9.05
            1995                     12.20              9.65
            1996                     16.50             13.00
            1997                     14.25             10.20
            1998*                    12.05             10.50

            * Through August 10, 1998 when it was $10.50/lb.

      NUEXCO's restricted market values ("U.S. NEV") apply to all products and services delivered in the U.S. as well as non-CIS origin products and services delivered outside the U.S.

      The foregoing prices represent the "spot" market only, and indicate transactions primarily by utilities purchasing to cover short positions. Long-term supply contracts, which cover up to 10 to 15 percent of the uranium sold from year to year, carry prices which are in excess of the spot market. This price premium is paid by the utilities to assure long term price stability; the producer demands the premium to compensate for future price increases which could (but may not) exceed the premium. Utilities keep their long term contract provisions confidential, so it is difficult to assess any one utility company's long term contract plans or needs. The amount of the price premium will vary from time to time.

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

      In fiscal 1997, SGMC completed private financings totaling a net of US$7,115,400 ($1,272,000 through a private placement conducted in the United States by RAF Financial Corporation ("RAF"), and $5,843,400 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,511,200 from these financings (after deduction of commissions and offering costs) are being applied to pre-production mine development, mill design, and property holding and acquisition cost. Additional financing of up to $15,000,000 will be sought to fund the development and construction of the mine/mill. SGMC's properties contain an estimated amount of proven reserves (see below). Because the properties are not yet in production and the needed funding is not yet available to do so (gold is at $290 per ounce, which has hampered efforts to raise capital), the recorded value of SGMC's mineral properties has been reduced as of May 31, 1998. See "Item 7,
Management's Discussion and Analysis Financial Condition and Results of Operations." If such financing is not available by the end of fiscal 1999, or if gold prices do not improve, the value of USE's investment in SGMC could be deemed further impaired and more of such investment written off during fiscal 1999. SGMC intends to fund the development and construction of the project through private or public debt and/or equity financing. At Report date SGMC is in discussions with certain investment banks, however, no agreements for financing have been reached, and there is no assurance any agreements will be reached.

      In fiscal 1998, due to the depressed gold price and gold equity market, SGMC suspended the start of construction of the 1,000 ton-per-day gold mill complex and development of the underground mine. SGMC initially anticipated production mining would commence in mid-calendar 1998 and by that time, construction of a 1,000 ton per day gold mill would have been completed. Once a decision to commence production is made, from that date, it is estimated it will take approximately 18 months to complete the mill complex construction and pour the first bar of gold. During fiscal 1998, SGMC pursued amendments to its approved 1993 Conditional Use Permit (see "Permits and Future Plans"), finalized the process flow of the mill, entered into the final design engineering contract with the engineering firm of Lockwood Greene of Dallas, Texas and started to build the entrance road to the mine.

      SGMC does not have any class of its securities registered with the Securities and Exchange Commission, and none of its securities are traded in the United States.

      After completion of the two private financings, and taking into account a restructuring of the ownership of USE and Crested in SGMC, USE and Crested each own the following securities of SGMC:

      (a) Together, a majority (after the April 1998 transaction, discussed below) of the outstanding shares of SGMC Common Stock, which would be reduced in the event outstanding warrants held by the remaining Canadian investors to purchase 564,900 more shares of Common Stock are exercised at Cdn$6.00 per share 18 months from the date of closing of the private offerings (which were completed in May 1997) and the outstanding warrants held by C.M. Oliver to purchase 145,480 more shares of Common Stock are exercised at Cdn$5.50 per share, before May 13, 1999. The preceding does not reflect SGMC shares that may be acquired by USE and Crested pursuant to the USECC $10,000,000 Contingent Stock Purchase Warrant (described below) issued as consideration for the voluntary reductions in the ownership of SGMC shares by

USE and  Crested.  One  reorganization  of the  capital  structure  was  made in
contemplation   of  its  private   placement  of  SGMC  shares,   and  a  second
reorganization was made in contemplation of the Canadian private placement.

      (b) A $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") was issued to USE and Crested in connection with the restructuring of SGMC for the Canadian private placement. The USECC Warrant is owned 88.9% by USE and 11.1% by Crested. The USECC Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at a minimum vein thickness of 4 feet), USE and Crested will be entitled to cash or additional shares of Common Stock from SGMC (without paying additional consideration) at SGMC's election. The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USECC Warrant. The USECC Warrant is exercisable semi-annually. If SGMC decides against the exercise of the USECC Warrant, it can pay USE and Crested US$25 in cash for each new ounce of gold (payable out of a maximum of 60% of net cash-flow from SGMC's mining operations). Additions to reserves will be determined by an independent geologist agreed upon by the parties.

      APRIL 1998 TRANSACTION FOR CASH AND SGMC SPECIAL WARRANTS. As of April 7, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of $1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of SGMC. The funds had paid SGMC a total of Cdn$4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. Each Special Warrant entitles the holder to acquire from SGMC, at no further cost, one share of Common Stock of SGMC, and one Purchase Warrant; each Purchase Warrant entitles the holder to purchase one share of Common Stock of SGMC, at a price of Cdn$6.00 per whole share (the "Purchase Warrants"), through November 13, 1998.

      Pursuant to the terms and conditions of the Special Warrants, if SGMC were to fail to obtain prospectus qualification before the October 10, 1997 qualification deadline (as such terms were defined in the Special Warrants) from the securities commissions of the Canadian Provinces wherein purchasers of the Special Warrants reside, the holders of the Special Warrants would be entitled to receive a dilution penalty in the amount of 1.1 shares of SGMC Common Stock and 1.1 Purchase Warrants, for each Special Warrant exercised after the qualification deadline if prospectus qualification were not obtained by the qualification deadline. Such qualification required listing of the SGMC shares and Purchase Warrants on a principal Canadian stock exchange.

      The prospectus qualification was not obtained by SGMC, due primarily to the drop in gold prices in the latter part of 1997 and the resulting lack of interest in new listings of gold companies in the Canadian markets. However, as discussed below, none of the four Canadian Funds, has received additional shares of SGMC Common Stock or additional Purchase Warrants in payment of the dilution penalty with respect to the Special Warrants and their constituent securities. The dilution penalty may have to be paid with respect to the other Canadian investors in the Special Warrants.

      Each of the four Canadian Funds, in order to diversify and increase their original investment, made offers to USE to purchase shares of USE $.01 par value Common Stock. Each of the four funds, and USE, negotiated the terms of acceptance of the funds' offer by USE. As a result of the offer and subsequent negotiations with each of the funds, USE entered into separate Stock Purchase Agreements with the funds.

      As of the date hereof, pursuant to the Stock Purchase Agreements, USE has received consideration for its issued shares consisting of (i) net cash proceeds, from all four funds, of US$1,102,464 (after deduction of $87,536 in legal fees and a fee paid to a Canadian investment banking firm);
(ii) 888,900 Special Warrants of SGMC from the four funds; and (iii) the relinquishment by each of the four funds of their rights to the dilution penalty. USE issued 658,895 shares of Common Stock in consideration of the cash, the Special Warrants, and the relinquishments. The USE shares are restricted securities. Pursuant to the terms of the Stock Purchase Agreements, USE has filed a resale registration statement with the SEC to permit the resale of the funds' shares. The 658,895 Common Shares include the balance of 112,530 shares of USE Common Stock to be issued to the fourth fund when the resale registration statement is declared effective, for its delivery of the 204,600 Special
Warrants to USE in payment for such 112,530 shares of USE Common Stock. Such 112,530 shares are counted as issued and outstanding as of the date of this Report. Cash proceeds from the transaction with the Canadian Funds are being used for general corporate purposes by USE.

      The Stock Purchase Agreements for three Canadian Funds, and the Stock Purchase Agreement for the fourth fund with respect to the cash portion thereof, closed as of April 7, 1998, at which date the closing bid price of USE shares was $6.876. a price of $7.00 per USE share was utilized by the funds and USE for purposes of determining the number of USE shares to be issued under the Stock Purchase Agreements. There will be no adjustment in the terms of the Stock Purchase Agreements for changes in USE share market prices.


      The dilution penalty, if paid, would have resulted in the issuance to the Canadian Funds of an additional 88,890 shares of Common Stock of SGMC and Purchase Warrants to buy another 88,890 shares of Common Stock of SGMC. USE will retain the SGMC Special Warrants acquired from the Canadian Funds.

      In fiscal 1999, USE may issue additional shares of its Common Stock to the shareholders of SGMC who invested through RAF, in exchange for such investors' SGMC shares. The amount of USE shares which might be issued in such an exchange is not currently known, and therefore the extent of any dilution to current shareholders cannot be predicted. However, it is not expected that any material dilution would result. It is expected that USE will register (with the SEC) all such USE shares for resale under the Securities Act of 1933, at such time as another registration statement is filed by USE.

      USECC MANAGEMENT AGREEMENT WITH SGMC. Effective June 1, 1996, SGMC entered into a Management Agreement (dated as of May 22, 1996) with USE under which USECC provides administrative staff and services to SGMC. USECC is reimbursed for actual costs incurred, plus an extra 10% during the exploration and development phases; 2% during the construction phase; and 2.5% during the mining phase (such 2.5% charge to be replaced with a fixed sum which the parties will negotiate at the end of two years starting when the mining phase begins). The Management Agreement replaces a prior agreement by which USECC provided administrative services to SGMC.

      PROPERTIES. SGMC (through its subsidiary USECC Gold) holds approximately 14 acres of surface and mineral rights (owned), 55 acres of surface rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

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

      Surface and mineral rights holding costs will aggregate approximately $225,000 from June 1, 1998 through May 31, 1999. Property taxes for fiscal 1998 are estimated to be $30,000.

      The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance. The lease that was to expire in February 1998 has been extended through its force majeure clause due to the low price of gold. Leases expiring before 2010 will generally be extended automatically, so long as minerals are continuously produced from the property that is subject to the lease or minimum payments are made . Other leases may be extended for various periods on terms similar to those contained in the original leases. Production royalties are from 2.5% to 6% (most are 4%). The various leases have different methods of calculating royalty payments (net smelter return and gross proceeds).

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

      Through May 31, 1998, an estimated $21,000,000 was spent on the Lincoln Project by Meridian, USECC Gold and other of their predecessors to acquire the Lincoln Project and for mine development, mining and processing bulk samples of mineralization, exploration, feasibility studies, permitting costs, holding costs, and related general and administrative costs. The amount of such expenditures during the 1998 fiscal year was approximately $1,410,800 ($572,700 in 1997).

      GEOLOGY AND RESERVES. The minerals consulting firm Pincock, Allen & Holt of Lakewood, CO ("PAH") prepared a prefeasibility study of the Lincoln Project in fiscal 1994 (and updated the study in 1997). PAH reviewed core drilling data on the Lincoln Zone on 100-foot centers from the surface, and drilling on the Comet Zone from both surface and underground. PAH also reviewed data from drilling on the Keystone Zone from surface on 200-foot centers. Total data is from 162 exploration core holes (surface and underground), with total footage of 64,700 feet. PAH based its estimate of proven reserves on mineralized material within 25 feet of sample information; probable reserves were based on material located between 25 and 50 feet of sample information.

      Using a cutoff grade of 0.15 ounces of gold per ton in place, PAH estimates the Lincoln Project contains approximately 350,000 tons of proven and probable reserves grading approximately 0.4 ounces of gold per ton. If operating economics indicate a lower cutoff grade is feasible, the tonnages for the stated reserves would be increased. Historical data (underground maps and production records) from historic (now closed) mines within the Lincoln Project boundaries indicate certain areas of those mines were not "mined out," such that additional mineralized resources may exist on the property.

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

      PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the Lincoln Mine and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. On July 14, 1998 the Amador County Planning Commission certified the Final Subsequent Environmental Impact Report ("FSEIR:) and approved all of the amendments requested by SGMC. The decision by the Planning Commission has been appealed to the Amador County Board of Supervisors by a local citizens' group and will be heard by the Board of Supervisors in August 1998; further appeal would be available to the Amador County Superior Court if the opposition lost at the Board of Supervisors level. The appeal deals only with the adequacy of the FSEIR; since SGMC already has a valid CUP, SGMC could continue to move forward on certain parts of the development of the mine/mill. In any event, SGMC does not expect the appeal process to materially impact the development plan or schedule. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads.

PROPOSED MINE PLAN

      In should be noted that the mine workings actually developed may vary substantially from the plan adopted, depending on the different conditions and grades of mineralization that are encountered. SGMC proposes to mine the Lincoln and Comet Zones initially by access through the existing Stringbean Alley decline. Production will be by overhand cut-and-fill and open sub-level stoping techniques. Screened tailings from the mill (support fill) will be used to back fill the stopes, which will stabilize the hanging and foot wall vein rocks, and greatly reduce the volume of processed ore going into the Surface Fill Unit.

      Mining at startup is expected to increase up to 500 tons per day ("tpd") during the first six months of mining operations. Ore will be conveyed to the surface through an off shoot portal from the Stringbean Alley decline. a new underground level is planned to be driven at 1,000 feet above sea level, (approximately 120 feet below surface) during the next six months. Mining will coincide with development of additional stopes and may allow an increase in mine production up to 1,000 tpd in approximately the third year of operation. Concurrently with production mining, SGMC intends to maintain an aggressive underground development program to delineate (on an on-going basis) two to three years of developed ore in sight.

MILL PLAN

      There are three stages of milling and processing the ore. The first stage involves wet grinding of the ore to the size of fine sand in a semi-autogenous grinding ("SAG") mill. The resulting finely-milled ore is treated in a gravity separator which employs centrifugal force to separate the heavier free gold particles from the lighter rock particles. Next, the gold concentrate is run across a set of cleaning tables to upgrade the gold concentrate. The second stage takes the middlings and tails from the first and again involves wet grinding in a ball mill to a finer size particle. This ground ore is again treated in a similar gravity separator which is tuned for this finer size particle and the gold concentrate is run across a different set of cleaning tables. The third stage separates the remaining gold by flotation wherein minute quantities of non-toxic chemicals are added to the ground ore which makes the gold bearing particles attach to air bubbles. The gold bearing particles are then separated from the ground ore into a flotation concentrate. At this stage, the flotation concentrate is either reground and processed with a dilute solution of sodium cyanide or shipped offsite. SGMC is planning on shipping the flotation concentrate offsite, even though its CUP allows processing with sodium cyanide. The mill is designed to produce several gold-bearing products: a high-grade gravity concentrate; a flotation concentrate or a gold precipitate if the cyanide process is used. These gold-bearing products will be smelted to dore bullion for shipment to a precious metal refinery. During processing, 95 to 97% of the processed ore will be removed. Of this material, approximately 65% will be placed underground as structural fill and 35% will be placed into the Surface Fill Unit.

MOLYBDENUM

      As holders of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent (one-half to each). AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested.

      Advance royalties are paid in equal quarterly installments, until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. USECC did not receive any advance royalties during fiscal 1996 because of an arrangement with Cyprus Amax described below. These royalties are shown in the Consolidated Statements of Operations as a component of gains from restructuring mineral properties agreements. See "Note F to the USE Consolidated Financial Statements." The advance royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production.

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

      In fiscal 1995, USE and Crested reached agreement with Cyprus Amax to forego six quarters of advance royalties (starting fourth quarter calendar 1994) as payment for the option exercise price for certain real estate in Gunnison, Colorado owned by Cyprus Amax and the subject of a purchase option held by USE and Crested. The option exercise price is valued at $266,250. USE and Crested exercised their option in August 1994 and subsequently sold that property for $970,300 in cash and notes receivable. The advance royalties resumed in the second quarter of calendar 1996, however, the payment was not received until June 1996, being the first quarter of fiscal 1997. USE recognized $211,000 and $207,300 of revenues in fiscal 1998 and 1997, respectively related to this royalty interest.

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

      Worldwide demand for molybdic oxide in calendar 1996 was reported at approximately 230,000,000 pounds, its highest level ever. Production for that period was about 225,000,000 pounds. There is, however, excess capacity from the primary molybdenum mines which are currently not producing. In addition, by-product molybdenum (primarily from Chilean copper mining companies) has a major impact on available supplies. It is unlikely that any major new primary deposits will be developed during fiscal 1999.

      Molybdenum prices on the open spot market increased substantially, from $3.35 per pound of technical grade molybdic oxide (the principal product) in September 1994, to $15.50 - $17.50 per pound in February 1995. However, by May 31, 1996, prices declined to $3.00 - $3.35 per pound but were in the $4.00 to $4.40 per pound range in September 1997 and $3.75 in July 1998.

PARADOR MINING (NEVADA)

      USE and Crested are sublessees and assignees from Parador Mining Co., Inc. ("Parador"), of certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non-affiliated third party (now known as Barrick Bullfrog, Inc.). USE and Crested have also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE and Crested is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE and Crested to explore for, develop and mine minerals from the claims. If USE and Crested conduct activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE and Crested will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

      USE, Crested and Parador presently are in litigation concerning this property. See Item 3, "Legal Proceedings - BGBI Litigation."

OIL AND GAS.

      FORT PECK LUSTRE FIELD (MONTANA). USECC conducts a small oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana; four wells are producing, and USE and Crested receive a fee based on oil produced. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

      ENERGX, LTD. FORT PECK GAS PROJECT. Energx, Ltd., a Wyoming corporation owned 45% by USE, 45% by Crested, and 10% by the Fort Peck (Montana) Assiniboine and Sioux Tribes, had certain rights to explore Montana properties for shallow natural gas. Exploration efforts were unsuccessful prior to 1998, and Energx was released from the property agreements in 1998. Other Energx projects have also been unsuccessful. Accordingly, in fiscal 1998 Energx decided to cease all operations pending evaluation of future options.

                             COMMERCIAL OPERATIONS

BRUNTON.

      In fiscal 1996, USE sold The Brunton Company to Silva Production AB, a closely held Swedish corporation ("Silva") for $4,300,000. Brunton is engaged in the manufacture and marketing of professional and recreational outdoor products and at the time of its sale Brunton was 100% owned by USE.

      USE received $300,000 upon execution and delivery of the Agreement, approximately $3,000,000 by wire transfer from Silva at closing and an agreement (promissory note) by Silva to pay USE $1,000,000 in three annual installments of $333,333 each, together with interest at the rate of 7% per annum, such installments to be paid on February 15, 1997, February 15, 1998 and February 15, 1999 The installments for 1997 and 1998 have been received.

      In addition, Silva agreed to pay USE 45% of the net profits before taxes derived from Brunton products and operations (including new products then being developed by Brunton) for a period of four years and three months commencing February 1, 1996. The profits payment for the period February 1, 1996 through April 30, 1997 of $292,600 was received after May 31, 1997; the profits payment for fiscal 1998 has not yet been received.

      Certain items of equipment and personal property were withheld by USE from the Agreement and transferred from Brunton to USE, by mutual agreement with Silva, for USE's assumption of the indebtedness thereon, including 225,556 shares of USE's common stock, and options to purchase 150,000 shares of USE's common stock for $3.50 per share; and 160,000 shares of Crested common stock, and options to purchase (from Crested) 300,000 shares of Crested common stock for $0.40 per share. USE subsequently transferred to Plateau 125,556 shares of USE (and options to purchase 75,000 shares of USE), plus 60,000 shares of Crested (and options to purchase 150,000 shares of Crested) in partial payment of debt owed to Plateau by USECC. The remaining 100,000 USE shares (and options to purchase 75,000 USE shares), plus 100,000 Crested shares (and options to purchase 150,000 shares of Crested) were transferred to SGMC. In fiscal 1998, SGMC exercised its USE options. Plateau did not exercise its USE, and neither SGMC or Plateau exercised their Crested options, which have expired.

      The sale eliminated Brunton's manufacturing and/or marketing of professional and recreational outdoor products from the commercial segment of USE's business for fiscal 1997 and thereafter, except to the extent of future net profit payments from Silva.

REAL ESTATE AND OTHER COMMERCIAL OPERATIONS

      USE owns varying interests, alone and with Crested, in affiliated companies engaged in real estate, transportation, and commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

      WYOMING PROPERTIES. USECC owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested and is adequate for their executive offices. The property is mortgaged to the WDEQ as security for future reclamation work on the SMP Crooks Gap uranium properties.

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

      USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation. In the interim, USE and Crested are selling lots at Jeffrey City and made sales aggregating $38,400 and $21,150 during fiscal 1998 and 1997, respectively.

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

      The second option covered 472.5 acres of ranch land, owned by Crested, northwest of the City of Gunnison, Colorado (purchase price $822,460). Pangolin paid $10,000 for the option; on option exercise and closing, Pangolin paid $46,090 in cash and $776,370 by two nonrecourse promissory notes. USE did not receive the $35,000 as scheduled. At closing, 22.19 acres were deeded to Pangolin; different parcels of the remaining acreage secured the notes, and were to be released for principal payments in the course of development. The sale was accounted for as an installment sale and thus the gain on sale was deferred, to be recorded as the notes were paid. Both notes required annual interest payments.

      In fiscal 1997, USE and Crested agreed with Pangolin to restructure the remaining obligations of Pangolin. Under the restructuring, Contour Development Company LLC gave USE and Crested two recourse, secured promissory notes: the first note for $454,894 due January 26, 1998, the second note for $872,508. The notes are secured by Contour's 73% interest in Tenderfoot Properties LLC ( a Colorado limited liability company affiliated with Contour). USE and Crested conveyed a key lot in the Gunnison parcel to Tenderfoot, upon which Contour and Tenderfoot were to construct an apartment building with HUD construction loan financing to be obtained by Contour and Tenderfoot. USE and Crested had intended the restructuring to result in a faster recovery by USE and Crested of their investments in the land than would have been realized under the terms of the original Pangolin obligations.

      Although the initial payments on the two new notes were paid when due in January 1997, thereafter, on May 30, 1997, Contour defaulted in making a payment to Crested of $164,439 (principal plus interest). Also, the first note ($454,894) was not paid in January 1998. In July 1998, USE and Crested filed a lawsuit against Contour and associated parties to seek recovery of the balance owing on the promissory notes and contracts. See Item 3, "Legal Proceedings."

      UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate. Revenues from sale of homesites and operation of the motel were nominal in 1998.

                                 CONSTRUCTION

      FOUR NINES GOLD, INC. On September 13, 1995, FNG was awarded a construction contract for $618,270 by the United States Department of the Interior, Bureau of Reclamation, for the Minor Laterals, North Canal, Stage 5, Belle Fourche Unit, South Dakota. As of May 31, 1997 FNG had completed 100% of the contract, billing and receiving $618,270. The contract as of May 31, 1997, had resulted in a loss of $48,426 to FNG, however, a claim for $172,977 was submitted. On July 2, 1998 the claim was denied by the Bureau of Reclamation and FNG has 12 months to appeal.

      For fiscal 1998, FNG has had no contracts for construction work, but has rented its equipment to USECC for use by the GMMV at the Jackpot Mine. Rental revenues totaled $478,338 for fiscal 1998 at a profit of $263,409, and the rentals are continuing into fiscal 1999.

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

                                   EMPLOYEES

      As of the date of this Report, USE had approximately 120 full-time employees (including mine and mill employees in Wyoming and Utah). Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                             MINING CLAIM HOLDINGS

      TITLE TO PROPERTIES. Nearly all the uranium mining properties held by GMMV, USE and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extralateral rights (see Item 3, "Legal Proceedings - BGBI Litigation").

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

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

      In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado). Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association, for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

      Following 73 hearing days and various submissions by the parties, the arbitration panel (the "Panel") entered an Order and Award (the "Order") in April 1996 finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims.

      Approximately $18 million of SMP cash had been placed in escrow and a bank account by agreement of the parties pending resolution of the disputes.

      The April 1996 Order awarded USE and Crested monetary damages of approximately $7,800,000 with interest (after deduction of monetary damages which the Arbitration panel awarded in favor of Nukem/CRIC and against USE and Crested). An additional amount of approximately $4,300,000 was awarded by the Panel to USE and Crested, to be paid out of the escrowed $18 million and SMP cash. This $4,300,000 was USE and Crested's share of SMP profits from selling uranium to utilities and advances to purchase uranium for SMP. The Panel also ordered that one utility supply contract which had been in dispute belonged to SMP, not Nukem, and that Nukem was to assign that contract to SMP. The Panel further ordered that certain contracts which Nukem had obtained for the purchase of uranium from countries in the CIS (former Soviet republics) belonged to SMP.

      After motions and further proceedings in the Federal District Court, and a reaffirmation Order by the Panel in July 1996, the U.S. District Court confirmed the Panel's Order and Award. In November 1996, USECC received the $4,367,000 of the damage award out of the SMP escrowed funds and a separate SMP bank account. In confirming the Panel's Order, the Court ordered Nukem to assign a utility contract to SMP; to pay USECC a net amount of approximately $8,465,000 in monetary damages; and impressed a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and profits therefrom. Nukem/CRIC posted a supersedeas bond for $8,613,600 and the Court stayed execution on the judgment. The bond did not cover the value of the CIS contracts at issue because the Panel's Order did not value such contracts.

      Nukem/CRIC appealed the District Court's Judgment to the 10th Circuit Court of Appeals, and the matter is set for oral argument on September 24, 1998 in Oklahoma City, Oklahoma. The issues to be decided are: whether the U.S. District Court, in confirming the Panel's Order, provided for a double recovery to USE and Crested (i.e., awarding both $8,465,000 in monetary damages and one-half of the profits SMP has made on uranium contracts); and whether the constructive trust on the CIS contracts covers only an amount of profits necessary to secure Nukem/CRIC's payment of the $8,645,000 monetary award in favor of USE and Crested. USE's positions on these issues are that there is no double recovery; and that the constructive trust of SMP on the CIS contracts extends to all such contracts and profits therefrom, because Nukem obtained the contracts for its own account outside of and hence in violation of Nukem's fiduciary obligations to SMP as a general partner.

      During the fourth quarter of fiscal 1998, USE and Crested entered into a partial settlement with Nukem and CRIC on certain of the claims not on appeal. Under the partial settlement, USECC received (i) from SMP an assignment of all of the mining claims and equipment which had been held by SMP (USECC remains responsible for the reclamation liabilities associated with the claims as had always been the case when the properties were in SMP); (ii) from Nukem and CRIC, $484,361 which settled USE and Crested's claim to their share of the past and future profits on a utility contract which Nukem had wrongfully kept outside of SMP (and Nukem was allowed to keep this contract as part of the settlement);
(iii) from Nukem and CRIC, $4,540,000 to settle all claims by USE against Nukem, CRIC and SMP (including Nukem/CRIC's one-half share of the SMP mine maintenance costs); (iv) from SMP, a contract to sell 1,076,842 pounds of uranium oxide to a utility; and (v) from SMP, a contract to purchase 600,000 pounds of uranium oxide from another producer in North America (200,000 pounds annually through 2000). In connection with the partial settlement, the parties agreed to the dismissal with prejudice of the Colorado and Wyoming State Court proceedings (for reimbursement of SMP mine maintenance costs), and all claims in the Federal District Court and the arbitration, except for the issues pending before the 10th Circuit Court of Appeals. The cash settlement portion under (iii) above is in addition to the $4,367,000 received by USECC in November 1996 out of the SMP escrowed funds. USECC is negotiating to sell the purchase contract under (v) to Nukem.

TICABOO TOWNSITE LITIGATION. In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested and others in Utah State Court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE. USE is appealing the award.

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

      BGBI seeks to quiet title to its leasehold interest in the subject claims, a determination that USE and Crested have no rights in the claims, and an order enjoining USE and Crested from asserting any interest in them. BGBI further asserts other claims and that, in attempting to lease an interest in the subject claims to USE and Crested, Parador breached the provisions of its lease to BGBI, and that Parador is responsible for the legal fees and costs incurred by BGBI in the quiet title action, which may be offset against royalties.

      A partial or bifurcated trial to the Court of the extralateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a "vein, lode or ledge" as described in the General Mining Law and, if so, whether the facts warrant application of the doctrine of extralateral rights as set forth in such statute. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The partial trial did not address the issues of breach of contract by the defendants and BGBI for specific performance and they were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims, and the plaintiff and these defendants filed a Notice of Cross-Appeal and Notice of Appeal, respectively to the Nevada Supreme Court. The record on appeal has been filed with the Nevada Supreme Court and the appeals process is underway.

DEPARTMENT OF ENERGY LITIGATION

      On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. The complaint seeks declaratory judgment and injunctive relief. The plaintiffs allege that the DOE violated the USEC Privatization Act of 1996, when the DOE transferred 45 metric tons of low enriched uranium and 3,800 metric tons of natural uranium to United States
Enrichment Corp. ("USEC"). See Item 1, "Business, Uranium Marketing - U.S. Enrichment Corporation" above.

      Specifically, the plaintiffs allege that the USEC Privatization Act authorizes the DOE to transfer to USEC "without charge" an initial 50 metric tons of highly enriched uranium and 7,000 metric tons of natural uranium. The Act authorizes the DOE to sell (not merely transfer) additional quantities of uranium out of the DOE stockpile, but only upon payment of fair market value for the uranium and then only upon specific finding by the DOE that such a sale would not have an adverse material impact on the domestic uranium, mining, conversion or enrichment industry, taking into account sales under the Russian HEU Agreement and the Suspension Agreement.

      The plaintiffs have asked the Court to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not "sold" by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act.

CONTOUR DEVELOPMENT LITIGATION

      On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate.

      Specifically, USE (which is the assignee of Crested's rights and interests in certain of the promissory notes, contracts and agreements) alleges that Contour has breached contracts for the sale of USE's and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE has further alleged that Contour fraudulently induced USE and Crested to enter into restructuring agreements for the original transactions between the parties in such properties; and further, that Contour has breached the duties of good faith, honesty, full disclosure and fair dealing which were owed to USE and Crested by Contour in the course of the transactions. USE has made additional claims against Contour for unjust enrichment and conversion of the real estate assets. See Item 1, "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

      As of the date of this Report, Contour has not filed an answer to the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

      The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

      ROBERT SCOTT LORIMER, age 47, has been Controller and Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

      DANIEL P. SVILAR, age 69, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

      MAX T. EVANS, age 73, has been Secretary for USE and President of Crested for more than the past five years. Mr. Evans had been a director of USE for more than the past five years, prior to April 17, 1997. He serves at the will of each board of directors. There are no understandings between Mr. Evans and any other person pursuant to which he was named as an officer. He has no family relationships with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Evans has not been involved in any Reg. S-K Item 401(f) proceeding.


                                    PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

(a)   Market Information

Shares of USE Common Stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis by the National Market System ("NMS") of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The range by quarter of high and low sales prices for the Common Stock is set forth below for fiscal 1998 and 1997.

                                                     High         Low
                                                     ----         ---
      Fiscal year ended May 31, 1998
      ------------------------------
         First quarter ended 8/31/97               $11.63       $7.13
         Second quarter ended 11/30/97              11.75        7.45
         Third quarter ended 2/29/98                10.13        6.75
         Fourth quarter ended 5/31/98                8.63        5.75

      Fiscal year ended May 31, 1997
      ------------------------------
         First quarter ended 8/31/96               $22.00      $14.50
         Second quarter ended 11/30/96              19.00       11.94
         Third quarter ended 2/28/97                11.25        9.38
         Fourth quarter ended 5/31/97               13.00        5.75

(b)   Holders

(1) At August 17, 1998, the closing bid price was $2.31 per share and there were approximately 696 shareholders of record for Common Stock.

(2) Not applicable.

(c) USE has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on USE's present or future ability to pay cash dividends, however, USE intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 1998, USE issued (i) an aggregate of 4,092 shares of Common Stock to employees as compensation for services., and (ii) 546,365 shares of Common Stock to three Canadian Funds for cash and the exchange of securities of Sutter Gold Mining Company. Another 112,530 shares will be issued to a fourth fund when USE's resale prospectus for the Funds is effective with the SEC. No underwriter was involved in any of these transactions. All shares were issued as restricted securities, in reliance on the Sec. 4(2) exemption from registration under the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                       May 31,
                          -------------------------------------------------------------------
                              1998          1997          1996          1995         1994
                              ----          ----          ----          ----         ----
Current assets            $14,301,000   $ 4,400,900   $ 2,912,400   $ 3,390,100   $ 3,866,600
Current liabilities         6,062,100     1,393,900     2,031,200     3,368,200     1,291,700
Working capital             8,238,900     3,007,000       881,200        21,900     2,574,900
Total assets               45,019,100    30,387,100    34,793,300    33,384,500    33,090,300
Long-term obligations(1)   14,468,600    14,377,200    15,020,700    15,769,600    16,612,500
Shareholders' equity       17,453,500    12,723,600    14,617,000    12,168,400    12,559,100
-----

(1)Includes  $8,778,800,  $8,751,800,  $3,978,800,  $3,951,800 and $3,951,800 of
accrued reclamation costs on mining properties at May 31, 1998, 1997, 1996, 1995 and 1994, respectively. See Note K of Notes to Consolidated Financial Statements.



                                                         For Years Ended May 31,
                                  -------------------------------------------------------------------
                                      1998          1997         1996           1995         1994
                                      ----          ----         ----           ----         ----

Revenues                          $11,558,500   $ 5,790,200   $ 9,632,200   $ 4,600,600   $ 8,776,300
Income (loss) before
   equity in income
   (loss) of affiliates,
   provision for
   income taxes and
   extraordinary item                 365,000    (3,706,000)   (2,524,100)   (2,577,700)   (3,587,900)

Equity in (loss) of
   affiliates                        (575,700)     (690,800)     (418,500)     (442,300)     (531,200)

Net income (loss)                    (983,200)   (3,724,500)      270,700    (2,070,600)   (3,370,800)

Income (loss) per share before
   extraordinary item                   $(.15)        $(.58)        $(.39)        $(.48)        $(.73)
Extraordinary item                        --            --            --            --            --
                                        -----         -----         -----         -----         -----
Income (loss) per share
   before cumulative effect
   of accounting change                  (.15)         (.58)         (.39)         (.48)         (.73)
Income from discontinued
   operations                             --            --            .05           .06           .03
Gain on disposal of
   subsidiary operations in
   discontinued segment                   --            --            .38           --            --
Cumulative effect at
   June 1, 1993 of income
   tax accounting change                  --            --            --            --           (.06)
                                        -----         -----         -----         -----         -----
Net income (loss)
   per share, basic
   and diluted                          $(.15)        $(.58)        $.04          $(.42)        $(.76)
                                        =====         =====         ====          =====         =====

Cash dividends per share                $ -0-         $ -0-         $-0-          $ -0-         $ -0-
                                        =====         =====         ====          =====         =====

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following is Management's Discussion and Analysis of those significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods covered in the Company's Consolidated Financial Statements filed with this Report.

      Some of the statements in this Management's Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1998

      Working capital increased by $5,231,900 during fiscal 1998 to $8,238,900 at May 31, 1998 from $3,007,000 as of May 31, 1997. The primary components of the increase are increases in cash and cash equivalents, litigation settlement receivable, and accounts receivable from affiliates of $4,233,600, $5,026,000, and $687,400, respectively. These increases in working capital were offset by increases in accounts payable, the deferred GMMV purchase option and the current portion of long term debt of $523,800, $4,000,000 and $144,400, respectively.

      Cash increased due to the reconsolidation of Sutter Gold Mining Company ("SGMC") which resulted in increased cash of $3,124,000 and $1,800,500 from the sale of the Company's common stock. These receipts of cash were used primarily in mine development of $1,125,000, purchases of equipment of $1,947,200, increased investment in affiliates of $102,300, and cash used in operations. During the fourth quarter of 1998 the Company and Crested were able to negotiate a settlement of certain of the issues in the Sheep Mountain Partners ("SMP") arbitration with Nukem and CRIC which resulted in settlement proceeds to the Company and Crested of $5,026,000. The increase in accounts receivable affiliates is primarily the result of the Company advancing funds for Crested in the various ventures in which the companies participate and advances that the Company and Crested made on behalf of Yellow Stone Fuels Corp.

      Accounts payable increased due to the increased activity of the Green Mountain Mining Venture ("GMMV") where the Company and Crested acted as the operator for the development of the two decline tunnels to access the uranium mineralized material on Green Mountain. The current portion of long term debt increased as a result of a balloon payment coming due on one of the Company's long term notes payable.

       During the first quarter of fiscal 1998, the Company and Crested entered into an Acquisition Agreement with Kennecott to acquire Kennecott's interest in the GMMV. As part of that Agreement Kennecott paid the Company and Crested $4,000,000 upon execution which is recorded as a deferred purchase option. If the Company and Crested are successful in closing the Acquisition Agreement and purchasing Kennecott's interest in GMMV, the $4,000,000 will be considered a component (i.e., a reduction) of the acquisition/purchase price of $15,000,000 (please see Note F to the Consolidated Financial Statements). If the Company and Crested are not able to close the Acquisition Agreement, the $4,000,000 will be applied against any future reimbursable costs/contributions due the GMMV. After these costs and any remaining obligations are satisfied, the remainder, if any, will be recognized as income.

      Investments in affiliates decreased by $4,127,800 primarily as a result of reconsolidating SGMC and equity losses from affiliates of $3,179,600 and $575,700, respectively. Restricted investments increased as a result of an investment by SGMC in a non affiliated company for $53,400 and the increase of the certificates of deposit held by Plateau Resources Ltd. ("Plateau") of $326,500 for future reclamation expenses as a result of earned interest.

      During the year ended May 31, 1998, property plant and equipment increased by $13,409,400. This increase was primarily as a result of reconsolidating SGMC of $12,499,000, development of mining properties of $1,125,000 and the acquisition of equipment of $1,947,200. The majority of these development and equipment purchase expenses benefitted the GMMV and SGMC properties. There were also capital expenditures made to keep the mill facility owned by Plateau in standby status.

      Notes receivable from employees decreased by $393,300 as the Company's chairman retired $431,900 of obligations to the Company and Crested. Notes receivable other decreased by $336,800 primarily as a result of Silva Production A.B. paying its second installment of $333,333 plus interest on the note due the Company for the purchase of The Brunton Company in fiscal 1996. Deposits and other increased by $387,600 primarily as a result of 67,000 shares of Company common stock being issued to executive officers of the Company under the 1996 Stock Award Program. Such shares are retained by the Company until the executive retires and are forfeitable under certain conditions.

CAPITAL RESOURCES

      GENERAL: The primary source of the Company's capital resources for fiscal 1999 will be cash on hand at May 31, 1998, equity financing for affiliated companies, and the expected final resolution of the SMP arbitration. Additionally, the Company and Crested will continue to offer for sale various non-core assets such as lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales also will provide cash.

      LINE OF CREDIT: The Company and Crested have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company and Crested. This facility is currently available to the Company. It is anticipated that this line of credit may be used to finance working capital needs as well as the purchase of uranium to deliver against a SMP delivery contract that the Company and Crested recently received as a partial settlement of certain SMP arbitration matters.

      FINANCING: Equity financing for SGMC and Plateau are dependant on the market price of gold and uranium, among other things. At May 31, 1998, the prices for these metals were depressed and it is not known when they will recover, if at all. Management of the Company and Crested believe, based on independent projections, that the market prices for these metals will improve in the short term. No assurance can be given that the prices will improve during fiscal 1999. If the prices do not improve, the ability of the Company and Crested to raise equity financing for these subsidiaries will be impaired.

      The Company believes that cash on hand, in addition to its line of credit and cash projected to be received from operations will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources may not be sufficient to provide the funding for major capital expansions of the Company's mineral properties and,accordingly, the Company's development plans may be either temporarily or permanently impacted. Net cash provided by financing activities for the year ended May 31, 1998 of $4,922,300 was primarily the result of issuances of the Company's common stock.

CAPITAL REQUIREMENTS

      GENERAL: The primary requirements for the Company's working capital during fiscal 1999 are expected to be the costs associated with development activities of Plateau, care and maintenance costs of the former SMP properties, payments of holding fees for mining claims, purchase of uranium for delivery to the utility contract that was distributed to the Company and Crested as a result of the settlement agreement reached regarding the SMP arbitration, the Company's portion of the costs associated with the GMMV properties and corporate general and administrative expenses.

      SGMC: Effective April 7, 1998, the Company purchased 889,900 Special Warrant Units from certain Canadian investors in an arm's length, bargained transaction between unrelated entities. As consideration, the Units were purchased with 488,895 shares of the Company's common stock. The transaction resulted in the Company increasing its ownership to 59% of the outstanding common stock of SGMC as of May 31, 1998 from 39% at May 31, 1997.

      Due primarily to the sustained decline in gold prices, the Company recorded a $1,500,000 impairment on its investment in SGMC. If financing is not obtained in fiscal 1999 and/or gold prices further decline from present levels, the Company will reevaluate the need for an additional impairment on its investment in SGMC, which includes the Stock Purchase Warrant that is contingent on SGMC identifying ounces of gold in excess of 300,000 ounces. The Company acknowledges that it may be required to record a significant impairment under Generally Accepted Accounting Principles should financing not be obtained by SGMC to develop the project or if gold prices decline further.

      SGMC's properties contain reserves of gold. Preliminary estimates are that a 500 ton per day ("tpd") mine/mill operation using a cyanide-flotation process, will require up to $15,000,000 to place the proposed mine and mill into full operation. It is the Company's intent to complete the necessary financing to develop the reserves of SGMC. Management believes that if adequate funding is obtained, production will begin in fiscal 2000. SGMC is currently attempting to negotiate financing with an investment firm with a proposed plan for the necessary financing intended to be completed in fiscal 1999. Sufficient capital resources are available to SGMC to continue its permitting and capital raising activities.

      SMP: As part of a settlement agreement reached during the fourth quarter of fiscal 1998 regarding the SMP Arbitration, the SMP mines and associated properties were transferred to the Company and Crested. All past holding costs of the SMP mines were resolved and the future costs of standby as well as reclamation are the obligation of the Company and Crested. These costs are estimated at approximately $85,000 per month. There are no current plans to mine the SMP Crooks Gap properties during fiscal 1999. However, the Company and Crested will continue to preserve the mineral properties and develop concepts to reduce care and maintenance costs.

      All matters in the SMP arbitration have been settled with the exception of two issues that are currently before the 10th Circuit Court of Appeals. Oral arguments are scheduled on these issues for September 24, 1998. Management of the Company cannot predict the timing or ultimate outcome of this hearing but believes that the issues will be resolved during fiscal 1999 unless Nukem and CRIC elect to appeal the decision further to the U.S. Supreme Court and that court decides to hear the appeal.

      GMMV: On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. As discussed in Note F to the financial statements, Kennecott paid the Company $4 million upon execution of the Agreement, which became nonrefundable upon the satisfaction of certain terms. The $4 million is classified as a deferred purchase option since it will be recorded as a reduction of the Company's purchase price if the Acquisition Agreement closes.

      During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties have made the financing of the acquisition of Kennecott's interest in GMMV more difficult. The Company continues in its financing activities in an effort to raise sufficient capital to acquire the Kennecott interest in the GMMV. Currently, it is believed that such financing efforts may not be concluded by the terms of the Acquisition Agreement with Kennecott. Kennecott continues to work with the Company in its efforts to successfully close the purchase of Kennecott's interest.

      The standby costs of the GMMV mine, associated property and mill will eventually become the responsibility of the individual partners on a percentage ownership basis. The partners in the GMMV are currently discussing how to operate and fund the operations of the properties. Budgets have not been finalized, but it is projected the annual holding costs of the mine and mill will be approximately $2,000,000. The Company and Crested will be obligated to pay their share (50%) of these costs once the obligations of Kennecott are completely satisfied. Due to the unpredictability of the uranium market, the Company is unable to predict when the GMMV properties will again be put on an active basis or when or if it will be able to purchase Kennecott's interest in the GMMV.

      PLATEAU: Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. The operations resulted in fiscal 1998 losses of $800,000, which were absorbed by the Company. The Company continues to work on methods of increasing revenues and reducing costs. There has been an annual growth in sales since the Company has owned Plateau. The Company has constructed a total of seven homes which are held for sale. During fiscal 1998, the homes were written down by $100,000 to the appraised value.

      The Company is currently working to obtain the necessary permits from the NRC and State of Utah to place the Shootaring mill which is owned by Plateau and located in southern Utah into production. The Company is seeking debt or equity financing of between $6,000,000 to $9,000,000 to put the mill and Tony M. Mine into production. Until such time as the financing is obtained and profitable contracts are obtained, the Company will not put the properties into production.

      YELLOW STONE FUELS CORP. ("YSFC"): In Management's opinion, YSFC has sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. At May 31, 1998, YSFC owed the Company and Crested $400,000 on a convertible promissory note plus $40,000 in interest for a total of $440,000. The note bears interest at 10% per annum and is due in December 1998. YSFC also owed the Company and Crested $161,700 for miscellaneous payroll and operating expenses. YSFC has indicated its desire to pay the total indebtedness in cash but it is not certain that a cash payment will occur as YSFC may elect at its option to pay the promissory note with shares of its common stock.

      TERM DEBT AND OTHER OBLIGATIONS: Debt at May 31, 1998 of $503,900 constitutes a relatively low percentage of capitalization given the value of assets owned by the Company and the various activities it participates in. The debt is primarily for property and equipment purchased by USECC, Sutter and FNG. The debt bears different interest rates and is due under various payment terms. It is anticipated that all debt payments will be able to be made in the normal course of the Company's business.

      RECLAMATION OBLIGATIONS: It is not anticipated that any of the Company's working capital will be used in fiscal 1999 for the reclamation of any of its mineral properties. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the Company's mining properties will enter the reclamation phase prior to May 31, 1999.

      Prior to fiscal 1996, the Company and Crested assumed the reclamation obligations, environmental liabilities and contingent liabilities for employee injuries, from mining the Crooks Gap and other properties in the Sheep and Green Mountain Mining Districts as well as the SGMC properties. The reclamation obligations, which are established by government agencies, were most recently set at $1,451,800 for the SMP properties and $27,000 on the SGMC properties. The amount of accruals for environmental liabilities for each site are determined by estimating costs associated with current or expected reclamation and remediation plans. These plans include detailed descriptions of the work to be performed, and in many cases involve the work of third party consultants. The plans are submitted annually to government agencies who review them and set the bond amounts.

      To assure the reclamation work will be performed, regulatory agencies require posting of a bond or other security. The Company and Crested satisfied this requirement with respect to SMP properties by mortgaging their executive office building in Riverton, Wyoming.

      Reclamation obligations on the GMMV Big Eagle properties and the Sweetwater Mill, estimated at approximately $23,620,000, have been assumed by the GMMV venturers, and secured by a bank letter of credit provided by Kennecott. The reclamation and environmental costs associated with the Sweetwater Mill will not commence prior to conclusion of mining activities on Green Mountain except for the open pit mine near the Mill. As uranium is processed through the Mill, a reclamation reserve will be funded on the unit of production basis. Up to $8,000,000 (in 1990 dollars) in any reclamation costs on the Sweetwater mill and associated properties which may be incurred prior to commencement of production or 2001 will be loaned by UNOCAL to the GMMV to be repaid only out of production.

      Reclamation obligations of Plateau are covered by a $7,270,400 cash bond at May 31, 1998 to the U.S. Nuclear Regulatory Commission and a $1,561,600 cash deposit as of May 31, 1998 for the resolution of any environmental or nuclear claims.

      OTHER: Although the Company and Crested currently are not in production on any mineral properties, development work continues on several of their major investments. The Company and Crested are not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, the Company and Crested do not have properties which require current remediation. The Company and Crested are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

      The tax years through May 31, 1992 are closed after audit by the IRS. The Company currently has filed a request for an appeal hearing on an IRS agent's findings for the years ended May 31, 1993 and 1994. Although all indicators are that the findings of the IRS audit for 1993 and 1994 will not result in additional tax, the findings of the audit could affect the tax net operating loss of the Company. Management of the Company feels confident that it will prevail on a majority of the issues. No assurance of the outcome of the appeal can be given. The tax years ended May 31, 1995 and 1996 are also currently being audited by the IRS. No determination on these audits can be made as they are not yet completed.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

      Operations resulted in a net after tax loss of $983,200 or $0.15 per share as compared to a net after tax loss of $3,724,500 or $0.58 per share. The primary cause of this reduction in the Company's loss during fiscal 1998 were increased revenues of $5,768,300 while costs and expenses only increased by $1,697,300.

Net cash used in operating activities decreased to $2,245,000 in 1998 from $2,647,600 in 1997 primarily due to the decrease in loss from operations offset by other working capital changes.

      REVENUES: Mineral revenues increased by $862,400 as the result of the Company receiving its proportionate share of the net proceeds from the delivery of pounds of uranium under an SMP contract. This was the last delivery under this contract and no similar delivery proceeds were received during fiscal 1997.

      Commercial operations revenue increased by $1,304,100 as a result of an increase of $1,019,100 pertaining to increased equipment rentals to the GMMV and the development of mining properties. Additionally, revenues generated at the Company's Ticaboo townsite increased by $285,000 in fiscal 1998. SMP litigation settlements are recorded net of any accounts receivable from SMP for holding costs of the mining properties. During fiscal 1998, such revenues increased by a net of $3,586,200 to $4,590,000.

      Construction contract revenues decreased by $1,038,600 as a result of the Company's subsidiary Four Nines Gold, Inc.("FNG") not obtaining any commercial construction contracts. FNG's equipment and employees were used exclusively during fiscal 1998 on the construction of various roads, ponds and other excavation projects for the GMMV. Revenues from Management fees increased significantly due to the work that was done under the GMMV agreements that allow the Company to receive a 10% management fee on all billable charges under the 1990 GMMV agreement.

      COSTS AND EXPENSES: Mineral operation expenses and General and administrative expenses increased by $821,700 and $2,029,900, respectively due to increased operations at the Company's GMMV and Plateau mineral and commercial operations, and increased salary expense. The Company recognized a mineral interest impairment of $1,500,000 pertaining to SGMC as discussed above. There was no impairment of mineral properties taken during fiscal 1997. There was however an abandonment of mining claims in 1997 pertaining to certain mining claims in the amount of $1,225,800. No abandonments of mining claims occurred in fiscal 1998.

      Construction costs decreased by $716,200 due to FNG not performing any commercial construction work, and provision for doubtful accounts decreased by $614,200 as no additional provision was required.

FISCAL 1997 COMPARED TO FISCAL 1996

      Revenues for the twelve months ended May 31, 1997 totaled $5,790,200 as compared to revenues at May 31, 1996 of $9,632,200. This decrease in revenues of $3,842,000 is primarily the result of no revenues being recognized from mineral sales in fiscal 1997 (decrease of $3,116,700). During the prior year, USE and Crested made certain deliveries of U3O8 for SMP. Other decreases in revenues were oil sales, $45,500; sales of assets, $312,800; and construction revenues from USE's subsidiary FNG, $2,755,900. These decreases in revenues were offset by increased commercial sales, $780,300; advance royalties from Cyprus Amax, $207,300; partial distribution of SMP funds, $1,003,800; and increased management fees and other revenues, $323,600.

      With the exception of cost of minerals sold, construction costs and commercial operations, costs and expenses remained the same as they had been in 1996. Cost of minerals sold declined by $2,766,700 as a result of Crested and USE not delivering any U3O8 under the SMP contracts during fiscal 1997. Construction costs declined by $2,325,200 as a result of USE's subsidiary FNG not being able to secure construction contracts. Currently, FNG is using its equipment and employees on the construction of earth structures and roads for the GMMV. It is not known if FNG will be able to obtain contracts in the future. During fiscal 1997, USE also recognized a provision for doubtful accounts of $614,200. This is as a result of a third party defaulting on a sale of land that USE and Crested sold during a prior period. USE also recognized an increase in the abandonment of mineral leases of $897,100. The total expense of $1,225,800 for mineral property abandonment was the result of Crested abandoning a mineral property having a book value of $71,500 and SGMC abandoning properties with a book value of $1,154,300.

      General and administrative expenses increased only slightly by $238,600 due to expansion of operations. Increases in general and administrative expenses were reduced by overhead and direct charges to GMMV, SMP and SGMC.

      Equity losses recognized by USE increased by $272,300. Operations resulted in a net loss of $3,724,500 or $0.58 per share in 1997 as compared to a net profit of $270,700 or $0.04 per share in 1996.

FUTURE OPERATIONS:

       The Company has generated losses in two of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairments of mining claims and investments in subsidiaries that are involved in the minerals business and from certain commercial operations. The Company is in the process of developing and/or holding investments in gold and uranium properties that are currently not generating any operating revenues. These properties require expenditures for items such as permitting, development, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependant on the price that a company can receive for the minerals produced. The Company cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, the Company will generate net income from operations..

      In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize all the funds that have been awarded to the Company and Crested by the Arbitration Panel and confirmed by the Federal Court have compounded the Company's operating and cash flow position in the past. The Company believes that the SMP arbitration will be resolved during fiscal 1999. The Company believes that it will meet its obligations in fiscal 1999 as well as be able to secure financing to further the development of its mineral properties and place them into production.

YEAR 2000 ISSUE

      Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be, among other possibilities, disruptions to operations and the inability to process financial transactions. The Company has evaluated the operating systems on all headquarter and field office computers and operating systems and has consulted with various vendors of the computer software which is being used by the Company and affiliates. The vendors have confirmed to the Company that all of the Company's software and information systems are Year 2000 compliant. The Company therefore does not believe that significant expenditures will be required for the Year 2000 event.

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

      URANIUM AND GOLD. Changes in the prices of uranium and gold affect USE to the greatest extent. When uranium prices were relatively high in fiscal 1988, USE and Crested acquired the Crooks Gap properties, and thereafter put the properties into production. When uranium prices fell sharply during fiscal 1989-1991, USECC suspended the mining operations of SMP, because uranium could be purchased at prices less than the costs of producing uranium. Uranium production in the United States reportedly fell by 25 percent to 33 percent in 1990, due to the lowest prices for uranium since the market developed in the 1960s. However, these low prices created opportunities for the acquisition of the Sweetwater Mill and the Shootaring Mill.

      Changes in uranium prices directly affect the profitability of uranium supply agreements with utilities. Fixed-price agreements become advantageous when the spot market price for uranium falls significantly below the price which a utility has agreed to pay.

      Several of the original SMP utility contracts have been completed, and the rest assigned out to the partners in connection with the partial settlement of litigation with Nukem/CRIC. For fiscal 1998, USE and Crested have one utility supply contract, which is market related, and one purchase contract, which is market related. However, the purchase contract requires six months notice to the supplier before delivery, which notice fixes the price. a price decline between notice and delivery could adversely impact USE and Crested. Additional contracts with utilities will be sought as the uranium properties of USE and Crested go into production.

      USE believes SGMC's Lincoln Mine will be profitable with gold prices over $290 per ounce. The price of gold was adversely impacted in October and November 1997 and prices in late July 1998 were approximately $295 per ounce.

      MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect USE with respect to either its molybdenum advance royalties or its fees associated with oil production. a significant and sustained increase in demand for molybdenum would be required for the development Mt. Emmons properties by Cyprus Amax since Cyprus Amax has other producing mines.

ITEM 8.     FINANCIAL STATEMENTS.

      Financial  statements  for  the  Company  follow  immediately.   Financial
statements of GMMV are included as schedules and immediately follow the index at
Item 14(a)(2).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of May 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.




                                       /s/   ARTHUR ANDERSEN LLP

Denver, Colorado,
September 11, 1998.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                             May 31,
                                                  ----------------------------
                                                       1998             1997
                                                       ----             ----
CURRENT ASSETS:
    Cash and cash equivalents                     $ 5,650,500      $ 1,416,900
    Accounts and notes receivable:
      Trade, net of allowance for doubtful
         accounts of $30,900                          195,800          368,200
      Affiliates                                    1,878,400        1,191,000
      Current portion of long-term
         notes receivable                             335,800          337,200
    Assets held for resale and other                1,100,800          991,600
    SMP settlement receivable, net                  5,026,000          --
    Inventory                                         113,700           96,000
                                                  -----------      -----------
      Total current assets                         14,301,000        4,400,900

INVESTMENTS AND ADVANCES:
    Affiliates                                        871,800        4,999,600
    Restricted investments                          8,889,100        8,506,300
                                                  -----------      -----------
                                                    9,760,900       13,505,900
INVESTMENT IN SGMC CONTINGENT
STOCK PURCHASE WARRANT                                --             4,594,000

PROPERTIES AND EQUIPMENT:
    Mineral properties and mine
      development costs                            13,346,600          519,400
    Buildings and improvements                      6,424,000        5,986,800
    Aircraft and other equipment                    8,761,400        5,627,900
    Developed oil and gas properties,
      full cost method                              1,773,600        1,769,900
    Land and mobile home park                         951,000          939,000
                                                  -----------      -----------
                                                   31,256,600       14,843,000
    Less accumulated depreciation, depletion
      and amortization                            (11,806,300)      (8,802,100)
                                                  -----------      -----------
                                                   19,450,300        6,040,900
OTHER ASSETS:
    Accounts and notes receivable:
      Real estate sales, net of valuation
         allowance of $926,300                        398,000          394,000
      Employees                                       352,000          745,300
      Other                                             1,800          338,600
    Deposits and other                                755,100          367,500
                                                  -----------      -----------
                                                    1,506,900        1,845,400
                                                  -----------      -----------
      Total assets                                $45,019,100      $30,387,100
                                                  ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         May 31,
                                                             ----------------------------
                                                                 1998            1997
                                                                 ----            ----
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $  1,836,400    $  1,312,600
    Deferred GMMV purchase option                               4,000,000            --
    Current portion of long-term debt                             225,700          81,300
                                                             ------------    ------------
      Total current liabilities                                 6,062,100       1,393,900

LONG-TERM DEBT                                                    278,200         183,100

RECLAMATION LIABILITIES                                         8,778,800       8,751,800

OTHER ACCRUED LIABILITIES                                       4,266,800       5,259,000

DEFERRED TAX LIABILITY                                          1,144,800         183,300

COMMITMENTS AND CONTINGENCIES (Note K)

MINORITY INTERESTS IN SUBSIDIARIES                              4,561,300            --

FORFEITABLE COMMON STOCK,
    $.01 par value; 312,378 and
    232,352 shares issued, respectively,
    forfeitable until earned                                    2,473,600       1,892,400

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 100,000 shares
      authorized, none issued or outstanding                         --              --
    Common stock, $.01 par value;
      20,000,000 shares authorized; 7,523,492 and
      6,646,475 shares issued, respectively                        75,200          66,500
    Additional paid-in capital                                 28,526,200      22,543,000
    Accumulated deficit                                        (7,760,100)     (6,776,900)
    Treasury stock, at cost, 865,943
      and 690,943 shares, respectively                         (2,460,800)     (2,182,000)
    Unallocated ESOP contribution                                (927,000)       (927,000)
                                                             ------------    ------------
                                                               17,453,500      12,723,600
                                                             ------------    ------------
      Total liabilities and shareholders' equity             $ 45,019,100    $ 30,387,100
                                                             ============    ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          U.S. ENERGY CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended May 31,
                                             -----------------------------------------
                                                 1998            1997          1996
                                                 ----            ----          ----
REVENUES:
 Mineral revenues                            $ 1,069,700    $   207,300    $ 3,116,700
 Construction contract revenues                   --          1,038,600      3,794,500
 Commercial operations                         3,523,500      2,219,400      1,439,100
 SMP settlements, net                          4,590,000      1,003,800        --
 Oil sales                                       170,100        164,600        210,100
 Management fees from
   affiliates and other                        1,369,300        423,800        100,200
 Interest                                        836,100        693,300        619,400
 (Loss) gain on asset sales                         (200)        39,400        352,200
                                             -----------    -----------    -----------
                                              11,558,500      5,790,200      9,632,200
                                             -----------    -----------    -----------

COSTS AND EXPENSES:
 Mineral operations                            1,664,800        843,100      3,572,300
 Construction costs                               36,400        752,600      3,077,800
 Commercial operations                         3,055,100      3,059,600      2,374,800
 General and administrative                    4,793,200      2,763,300      2,524,700
 Abandonment of mineral interests                 --          1,225,800        328,700
 Impairment of mineral interests               1,500,000        --             --
 Oil production                                   68,000         96,800         73,000
 Interest                                         76,000        140,800        205,000
 Provision for doubtful accounts                  --            614,200        --
                                             -----------    -----------    -----------
                                              11,193,500      9,496,200     12,156,300
                                             -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY
 INTEREST AND EQUITY IN LOSS OF
 AFFILIATES AND INCOME TAXES                     365,000     (3,706,000)    (2,524,100)

MINORITY INTEREST IN (INCOME) LOSS
 OF CONSOLIDATED SUBSIDIARIES                   (772,500)       672,300        608,700

EQUITY IN LOSS OF AFFILIATES                    (575,700)      (690,800)      (418,500)
                                             -----------    -----------    -----------

(Continued)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                          U.S. ENERGY CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (CONTINUED)


                                                          Year Ended May 31,
                                             -----------------------------------------
                                                 1998           1997           1996
                                                 ----           ----           ----

LOSS BEFORE INCOME TAXES                     $ (983,200)    $(3,724,500)   $(2,333,900)

INCOME TAXES (Note H)                            --              --            --
                                             ----------     -----------    -----------

LOSS BEFORE
 DISCONTINUED OPERATIONS                       (983,200)     (3,724,500)    (2,333,900)

DISCONTINUED OPERATIONS:
 Income from discontinued operations,
   net of income taxes of $0                     --              --            308,900
 Gain on sale of subsidiary, net
   of income taxes of $50,000                    --              --          2,295,700
                                             ----------     -----------    -----------

NET (LOSS) INCOME                            $ (983,200)    $(3,724,500)   $   270,700
                                             ==========     ===========    ===========

INCOME (LOSS) PER SHARE AMOUNTS:
 Loss before discontinued operations         $     (.15)    $      (.58)   $      (.39)
 Income from discontinued operations             --              --                .05
 Gain on disposal of subsidiary
   operating in discontinued segment             --              --                .38
                                             ----------     -----------    -----------

NET INCOME (LOSS) PER SHARE,
 BASIC AND DILUTED                           $     (.15)    $      (.58)   $       .04
                                             ==========     ===========    ===========

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING                           6,657,549       6,466,855      6,028,255
                                             ==========     ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                    Page 1 of 3

                                      U.S. ENERGY CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         Additional                                        Unallocated     Total
                                       Common Stock       Paid-In    Accumulated     Treasury Stock            ESOP    Shareholders'
                                    Shares    Amount      Capital       Deficit    Shares       Amount     Contribution   Equity
                                    ------    ------      -------       -------    ------       ------     ------------   ------

Balance May 31, 1995              5,262,794  $52,500   $18,629,000   $(3,256,400)  769,943  $(2,242,400)  $(1,014,300)  $12,168,400

Funding of ESOP                        --       --            --            --        --           --          87,300        87,300
Issuance of common stock
  through private placement         812,432    8,100     2,834,100          --        --           --            --       2,842,200
Issuance of additional common
  shares in connection
  with prior year
  private placement                 133,336    1,300        65,400       (66,700)     --           --            --            --
Cancellation of common stock
  issued for services rendered       (5,000)     --        (23,100)         --        --            --           --         (23,100)
Issuance of common stock to
  employees as a bonus               32,901      300       180,600          --        --           --            --         180,900
Issuance of common stock for
  exercised warrants                 81,243      800       389,100          --        --           --            --         389,900
Fair value of warrants issued
  above exercise price                 --       --          41,700          --        --           --            --          41,700
Issuance of common stock for
  exercised option                    6,600      100        41,400          --        --           --            --          41,500
Dilution of investment
  in subsidiary                        --       --      (1,382,500)         --        --           --            --      (1,382,500)
Net income                             --       --            --         270,700      --           --            --         270,700
                                  ---------  -------   -----------   -----------   -------  -----------   -----------   -----------

Balance May 31, 1996              6,324,306  $63,100   $20,775,700   $(3,052,400)  769,943  $(2,242,400)  $  (927,000)  $14,617,000
                                  ---------  -------   -----------   -----------   -------  -----------   -----------   -----------



     The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                                                    Page 2 of 3

                                      U.S. ENERGY CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (CONTINUED)


                                                        Additional                                        Unallocated     Total
                                       Common Stock       Paid-In     Accumulated    Treasury Stock           ESOP     Shareholders'
                                    Shares    Amount      Capital       Deficit    Shares       Amount     Contribution   Equity
                                    ------    ------      -------       -------    ------       ------     ------------   ------

Balance May 31, 1996             6,324,306   $63,100   $20,775,700   $(3,052,400)   769,943   $(2,242,400)  $(927,000)  $14,617,000

Funding of ESOP                     24,069       200       213,400          --         --            --          --         213,600
Issuance of common stock for
  exercised warrants               180,000     1,800       898,200          --         --            --          --         900,000
Fair value of warrants issued
  above exercise price                --        --         148,300          --         --            --          --         148,300
Issuance of common stock
  for services rendered             12,000       200       138,300          --         --            --          --         138,500
Issuance of common stock for
  exercised option                 106,100     1,200       369,100          --         --            --          --         370,300
Purchase of treasury stock            --        --            --            --       21,000      (235,600)       --        (235,600)
Shares of USE stock
  held by subsidiary
  no longer consolidated              --        --            --            --     (100,000)      296,000        --         296,000
Net loss                              --        --            --      (3,724,500)      --            --          --      (3,724,500)
                                 ---------   -------   -----------   -----------   --------   -----------   ---------   -----------

Balance May 31, 1997             6,646,475   $66,500   $22,543,000   $(6,776,900)   690,943   $(2,182,000)  $(927,000)  $12,723,600
                                 =========   =======   ===========   ===========   ========   ===========   =========   ===========



     The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                                                                    Page 3 of 3

                                      U.S. ENERGY CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (CONTINUED)

                                                        Additional                                        Unallocated     Total
                                       Common Stock       Paid-In     Accumulated    Treasury Stock           ESOP     Shareholders'
                                    Shares    Amount      Capital       Deficit    Shares       Amount    Contribution    Equity
                                    ------    ------      -------       -------    ------       ------    ------------    ------


Balance May 31, 1997            6,646,475   $66,500   $22,543,000   $(6,776,900)  690,943   $(2,182,000)   $(927,000)   $12,723,600

Funding of ESOP                    49,470       500       324,100          --        --            --           --          324,600
Issuance of common stock
  for exercised warrant            20,000       200        99,800          --        --            --           --          100,000
Issuance of common stock
  for services rendered            11,647       100        82,600          --        --            --           --           82,700
Issuance of common stock
  for exercised options            62,000       600       247,400          --        --            --           --          248,000
Fair value of warrants issued
  for services rendered              --        --         450,000          --        --            --           --          450,000
Issuance of common
  stock to acquire SGMC
  special warrants, net of
  offering costs                  488,900     4,900     3,329,200          --        --            --           --        3,334,100
Issuance of common stock          170,000     1,700     1,188,300          --        --            --           --        1,190,000
Reconsolidation of SGMC              --        --            --            --      75,000       (16,300)        --          (16,300)
Issuance of stock for SGMC
  exercised option                 75,000       700       261,800          --     100,000      (262,500)        --             --
Net loss                             --        --            --        (983,200)     --            --           --         (983,200)
                                ---------   -------   -----------   -----------   -------   -----------    ---------    -----------

Balance May 31, 1998            7,523,492   $75,200   $28,526,200   $(7,760,100)  865,943   $(2,460,800)   $(927,000)   $17,453,500
                                =========   =======   ===========   ===========   =======   ===========    =========    ===========

Total Shareholders' Equity at May 31, 1998 does not include 312,378 shares currently issued but forfeitable if certain conditions are not met by the recipients. However, Outstanding Shares at May 31, 1998 include the forfeitable shares. Also, "Basic and Diluted Weighted Average Shares Outstanding" also includes the 865,943 shares of U.S. Energy common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                             56

                                                                     Page 1 of 3
                            U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended May 31,
                                                  -----------------------------------------
                                                       1998           1997          1996
                                                       ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (983,200)   $(3,724,500)   $   270,700
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Minority interest in income (loss) of
         consolidated subsidiaries                    772,500       (672,300)      (608,700)
      Income from discontinued operations                --             --         (308,900)
      Depreciation, depletion and amortization        657,600        658,900        788,500
      Impairment of assets held for sale              100,000           --             --
      Abandoned mineral claims                           --        1,225,800        328,700
      Impairment of mineral interests               1,500,000           --             --
      Equity in loss of affiliates                    575,700        690,800        418,500
      SMP settlement (received after year end)     (4,590,000)    (1,003,800)          --
      Loss (gain) on sale of assets                       200        (39,400)      (352,200)
      Provision for doubtful accounts                    --          614,200           --
      Gain on sale of subsidiary                         --             --       (2,295,700)
      Proceeds from sale of subsidiary                   --             --          607,900
      Common stock issued to fund ESOP                324,600        213,600         87,300
      Non-cash compensation                            82,700           --          222,600
      Common stock and warrants
         issued for services                          196,000        286,800        (23,100)
      Other                                           287,800        177,600       (455,600)
      Net changes in:
         Accounts receivable                          172,400       (706,500)        88,600
         Other assets                                (226,900)       318,200       (403,800)
         Accounts payable and accrued expenses       (176,200)      (331,700)      (774,700)
         Reclamation and other liabilities           (938,200)      (355,300)      (377,400)
                                                  -----------    -----------    -----------
NET CASH USED IN
  OPERATING ACTIVITIES                             (2,245,000)    (2,647,600)    (2,787,300)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                 (1,125,000)      (719,300)      (763,000)
  Development of gas properties                          --          (29,100)       (42,100)
  Proceeds from sale of subsidiary                       --             --        3,300,000
  Proceeds from sale of property and equipment          4,000        273,500      1,212,900
  Proceeds from sale of investments                      --             --             --
  Purchases of property and equipment              (1,947,200)      (208,600)    (1,387,300)
  Changes in notes receivable, net                    726,800       (121,400)    (1,102,800)
  Distribution from affiliate                            --        4,367,000           --
  Investments in affiliates                          (102,300)    (1,413,700)      (676,500)
  Deferred GMMV purchase option                     4,000,000           --             --
                                                  -----------    -----------    -----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES                              1,556,300      2,148,400        541,200
                                                  -----------    -----------    -----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                              Year Ended May 31,
                                                 -----------------------------------------
                                                     1998           1997          1996
                                                     ----           ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock        $ 1,800,500    $ 1,270,300    $ 3,273,600
   Proceeds from subsidiary stock sale                  --        1,106,700           --
   Proceeds from long-term debt                      307,700        554,400      4,212,800
   Payments on lines of credit                          --         (499,000)      (641,000)
   Purchase of treasury stock                           --         (235,600)          --
   Repayments of long-term debt                     (309,900)      (789,200)    (3,967,300)
   Increase (decrease) in cash related to SGMC     3,124,000       (484,100)          --
                                                 -----------    -----------    -----------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                            4,922,300        923,500      2,878,100
                                                 -----------    -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                4,233,600        424,300        632,000

CASH AND CASH EQUIVALENTS, Beginning of year       1,416,900        992,600        360,600
                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, End of year           $ 5,650,500    $ 1,416,900    $   992,600
                                                 ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                 $    76,000    $   118,900    $   205,000
                                                 ===========    ===========    ===========

   Income taxes paid                             $      --      $     --       $      --
                                                 ===========    ===========    ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                            U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (CONTINUED)

                                                                            Year Ended May 31,
                                                                 ----------------------------------------
                                                                    1998           1997          1996
                                                                    ----           ----          ----
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Notes received for sale of assets                                $    --        $    --       $ 1,000,000
                                                                 ===========    ===========   ===========

Exchange of common stock
   investment in affiliate for
   Contingent Stock
   Purchase Warrant                                              $    --        $ 4,594,000   $     --
                                                                 ===========    ===========   ============

Consolidation/Deconsolidation of subsidiary
   in 1998 and 1997, respectively:
   Other assets                                                  $    49,200    $    77,600   $     --
   Investment in affiliates                                          358,375        355,000         --
   Investment in Contingent Stock Purchase Warrant                (4,594,000)        --             --
   Restricted investment                                              --             27,000         --
   Property, plant and equipment                                  12,499,000     11,560,600         --

   Notes payable                                                    (241,700)       185,000         --
   Accounts payable and accrued expenses                            (700,000)       433,900         --
   Reclamation                                                       (27,000)        --             --
   Minority interest                                              (3,788,700)     2,069,900         --
Issuance of common stock to acquire
   SGMC special warrants, net of
   of offering costs
   Common stock                                                        4,900         --             --
   Additional paid-in capital                                      3,329,200         --             --

Warrants issued for professional services                            254,000         --             --
Forfeitable stock issued for services                                581,200        405,800       116,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998


A.    BUSINESS ORGANIZATION AND OPERATIONS:

      U.S. Energy Corp. (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company's primary business is the acquisition, exploration, holding, sale and/or development of mineral properties and mining and marketing of minerals. Principal mineral interests are in uranium, gold, and molybdenum. The Company also holds various real and personal properties used in commercial activities and operates an airport fixed base facility in Riverton, Wyoming. Most of these activities are conducted through the joint venture discussed below and in Note D. The Company, through its previously wholly-owned subsidiary, The Brunton Company ("Brunton"), which was sold in February 1996, engaged in the manufacturing and marketing of compasses and the distribution of outdoor recreational products. In addition, through its majority owned subsidiary, Four Nines Gold, Inc. ("FNG"), the Company historically engaged in projects such as the construction of municipal sewage systems, irrigation and other civil engineering projects. At May 31, 1998, FNG was primarily engaged in activities for the Company at its Green Mountain uranium property.

      The Company and its 52%-owned subsidiary, Crested Corp. ("Crested") are engaged in a venture to develop certain uranium properties with Kennecott
Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), formed in 1990, and is also involved in a partnership with Nukem, Inc. ("Nukem") through its wholly-owned subsidiary, Cycle Resource Investment Corporation ("CRIC"), known as Sheep Mountain Partners ("SMP"). As discussed in Note K, SMP is currently involved in significant legal proceedings between its partners. During fiscal 1995, USE and Crested formed a new Wyoming corporation, Sutter Gold Mining Company ("SGMC"), which was the successor of USECC Gold Limited Liability Company ("USECC Gold") and Sutter Gold Venture ("SGV"). These companies were formed to develop and mine gold reserves in California. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate, pending certain conditions. See further discussion of these entities in Note F. As used, hereafter, "Company" refers to USE and its consolidated entities unless otherwise specified.

LIQUIDITY AND OPERATING LOSSES

      As a result of the SMP litigation/arbitration (see Note K) and the significant amount of standby/maintenance, permitting and development costs being incurred on the Company's mineral properties (none of which are in production), the Company has incurred significant losses from continuing operations during each of the last three years. During the past few years, the Company has relied primarily on the sale of its common stock through private placements and the exercise of common stock warrants/options, borrowing on its lines of credit, term loans and the sale of its subsidiary, Brunton, to fund its losses and cash needs. During fiscal 1998, the Company received $858,700 for a delivery made on an SMP contract. Subsequent to year end, the Company and Crested received $5,026,000 as partial payment of the monetary resolution of the American Arbitration Association's Order and Award for the portion of the SMP arbitration/litigation ("SMP litigation") that was finalized in fiscal 1998. For accounting purposes, the Company and Crested first applied the proceeds against their recorded investment balance in SMP of $436,000, with the remaining balance of $4,590,000, after cost recovery, being recognized as income. These transactions have resulted in the Company having net working capital of $8,238,900 as of May 31, 1998.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

      The Company anticipates obtaining additional funds from those issues presently on appeal before the 10th Circuit Court of Appeals in connection with the SMP litigation, as further discussed in Note K. If the anticipated award is delayed, reduced or overturned, additional sources of funding will be required to place Plateau into production as well as to purchase the Kennecott interest in GMMV (see Note F). Equity and/or debt financing will be the primary source of these funds. There is no assurance such financing sources will be available to the Company. If the additional financings do not occur as planned, the Company believes it can delay its development activities so that available cash, operating cash flow and bank borrowings will be adequate to fund its working capital requirements and commitments for fiscal 1999.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of USE and affiliates include the accounts of the Company, the accounts of its majority-owned subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), FNG (50.9%), SGMC (59%), Crested (52%) and
the USECC Joint Venture ("USECC"), a proportionately consolidated joint venture which is equally owned by the Company and Crested through which the bulk of their operations are conducted. USECC owns the buildings and other equipment used by the Company and holds an interest in SMP (see Notes E and F). The accounts of Brunton have been reflected as discontinued operations in the 1996 financial statements as Brunton was sold in February 1996.

      With the exception of SMP, investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method (see Note E). SGMC was an equity investee through March 1998 when the Company purchased special warrant units from certain investors and increased its ownership to 59%, requiring consolidation of April and May 1998 operations (see Note F). Investments of less than 20% in companies are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

INVESTMENTS

      Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, the Company accounts for its investment in certain securities as held-to-maturity. Held-to-maturity securities are measured at amortized cost and are carried at the lower of aggregate cost or fair market value.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

INVENTORIES

      Inventories consist primarily of aviation fuel, associated aircraft parts, mining supplies, stockpiled uranium and gold ore. Retail inventories are stated using the average cost method. Other inventory is stated at the lower of cost or market.

PROPERTIES AND EQUIPMENT

      Land, buildings, improvements, aircraft and other equipment are carried at cost.

      Depreciation of buildings, improvements, aircraft and other equipment is provided principally by the straight-line method over estimated useful lives ranging from three to 45 years.

      The Company capitalizes all costs incidental to the acquisition and development of mineral properties as incurred. Mineral exploration costs are expensed as incurred. The costs of mine development are deferred until production begins as these costs will be recovered through future mining operations. Once commercial production begins, mine development costs incurred to maintain production will be amortized using a units-of- production method over the estimated useful life of the ore-body. Costs are charged to operations if the Company determines that an ore body is no longer economical. Costs and expenses related to general corporate overhead are expensed as incurred.

      The Company and Crested have acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner or venturer. The market value of these assets are not reflected in the accompanying consolidated balance sheets (see Note K).

LONG-LIVED ASSETS

      The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable based upon an assessment of estimated future cash flows or fair market value, whichever is more objectively ascertainable. If the sum of estimated future cash flows on an undiscounted basis or the fair value is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis or the fair value of the asset less any selling costs to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. A low commodity price market, if sustained for an extended period of time or an inability to obtain financing necessary to develop mineral interests may result in asset impairment. During 1998, the Company recorded an impairment of $1,500,000 on its investment in SGMC (see Note F).

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts for short-term and long-term debt, receivables, other current assets, and accounts payable and accrued expenses approximate fair value.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

REVENUE RECOGNITION

      Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F).

      Revenues from gold and uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represent primarily real estate activity, and an airport fixed base operation, are recognized as goods and services are delivered. Revenues from long-term construction contracts are recognized on the percentage-of-completion method. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract.

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

      SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

NET INCOME (LOSS) PER SHARE

In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 required restatement of 1997 earnings per share as forfeitable shares were included in the calculations of primary earnings per share for the year ended May 31, 1997, the loss per share was (.55) prior to restatement. The following table presents a reconciliation of basic and diluted earnings per share calculations:

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

                                                                          For Years Ended May 31,
                               -----------------------------------------------------------------------------------------------------
                                             1998                                 1997                              1996
                               --------------------------------  -----------------------------------  ------------------------------

                                                      Per Share                            Per Share                      Per Share
                                 Income     Shares      Amount       Loss         Shares     Amount     Income    Shares     Amount
BASIC EPS
Net (loss) income
applicable
to common shares               $(983,200)  6,657,549    $(.15)   $(3,724,500)   6,466,855   $(0.58)   $270,700   6,028,255   $ .04
EFFECT OF DILUTIVE SECURITIES
Equivalent common
shares from stock options
and warrants                       --          --         --          --           --         --         --        400,814     --
                               ---------   ---------    -----    ------------   ---------   ------    --------   ---------   -----
DILUTED EARNINGS PER SHARE
Net (loss) income applicable
to common shares               $(983,200)  6,657,749    $(.15)   $(3,724,500)   6,466,855   $(0.58)   $ 270,700  6,429,069   $ .04
                               =========   =========    =====    ===========    =========   ======    =========  =========   =====

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued and establishes standards for reporting and displaying comprehensive income and its components in the financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company will adopt SFAS 130, which is effective for fiscal years beginning after December 15, 1997, in the first quarter of fiscal 1999. Management does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued and establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and will be adopted in fiscal 1999. Reporting and disclosures under SFAS 131 are not expected to be materially different than those disclosures in Note I.

      In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132") was issued and standardizes disclosure requirements for pension and other post retirement benefit plans. Adoption of this standard is required for fiscal years beginning after December 15, 1997, and restatement of prior period comparative disclosures is required. The Company will adopt SFAS 132 in fiscal 1999. The adoption of SFAS 132 is not expected to materially affect the Company's disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

USE OF ESTIMATES

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

RECLASSIFICATIONS

      Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

C. RELATED-PARTY TRANSACTIONS:

      The Company and Crested provide management and administrative services for affiliates under the terms of various management agreements. The Company also provides all employee services required by Crested. In exchange, Crested is obligated to the Company for its share of these costs. Revenues from services by the Company to unconsolidated affiliates were $849,000, $397,000 and $92,900 in fiscal 1998, 1997 and 1996, respectively. The Company has $1,604,400 of receivables from unconsolidated subsidiaries and short-term advances to employees totaling $101,300 as of May 31, 1998.

      At May 31, 1998, the Company's principal shareholder and his immediate family were indebted to the Company in the amount of $338,000 which is represented by notes secured by 104,000 shares of the Company's common stock.

      On May 15, 1997, Yellow Stone Fuels Corp. ("YSFC"), a 12.7% owned affiliate of USE and a 12.7% owned affiliate of Crested, entered into a line of credit arrangement with USECC. As of May 31, 1998, YSFC owed USECC $440,000 which included $40,000 of accrued interest. This note bears interest at 10% and is due on December 31, 1998. In lieu of paying the note in cash on or before its maturity date, YSFC may convert this debt, at its option, into YSFC shares of common stock at $1.00 per share of debt and interest. However, if YSFC defaults in paying the note by December 31, 1998, the note is convertible into a number of shares which will give USE and Crested a combined 51% ownership interest in YSFC. The Company has classified the $440,000 note as an investment in YSFC based upon YSFC's current financial condition.

D.    USECC JOINT VENTURE:

      USECC operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation, office space and certain aircraft; holds interests in various mineral properties and ventures including SMP and GMMV; conducts oil and gas operations; and transacts all operating and payroll expenses, except for specific expenses allocated directly to each venturer. The joint venture agreement also provides for the allocation of certain operating expenses to other affiliates. In addition, through April 1996, USECC operated Wind River Estates ("Wind River"), a 100 unit mobile home park. During 1996, USECC sold Wind River (which had a net book value of approximately $512,700) and recognized a gain of $252,600, which is reflected as a Gain on Sale of Assets in the accompanying Consolidated Statements of Operations.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

E.    INVESTMENTS AND ADVANCES:

      The Company's restricted investments secure various decommissioning costs, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 1998, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to-maturity under SFAS 115 and are measured at amortized cost.

      The Company's investment in and advances to affiliates are as follows:

                                      Consolidated    Carrying Value at May 31,
                                        Ownership        1998           1997
                                      -------------      ----           ----
      Equity Method:
         SGMC                             59.0%*      $ --     *     $4,034,800
         GMMV                             50.0%          724,800        724,800
         Ruby Mining Company              26.7%           32,100         32,600
         YSFC                             25.4%**        114,900        207,400
                                                      ----------     ----------
                                                      $  871,800     $4,999,600
                                                      ==========     ==========

      * Approximately 39% until March, 1998; consolidated at May 31, 1998.

      **Includes   notes   receivable   from  YSFC  of  $440,000  and  $392,200,
respectively (see Note C), reduced by equity in losses.

      Equity loss from investments accounted for by the equity method are as follows:

                                                 Year Ended May 31,
                                       -------------------------------------
                                           1998         1997          1996
                                           ----         ----          ----

         Ruby Mining Company           $     (500)    $ (3,300)     $ (2,300)
         YSFC                            (140,300)    (224,800)      --
         GMMV (Note F)                     --            --            --
                                       ----------     ---------     ---------
                                       $ (140,800)    $(228,100)    $  (2,300)
                                       ==========     =========     =========

      GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott was committed to fund 100% of the first $50,000,000 of development and operating costs of the Joint Venture. In 1998, the Company and USECC entered into an Acquisition Agreement with Kennecott whereby the Company may be able to purchase Kennecott's interest in the GMMV (see Note F). The Company's carrying value of its investment in GMMV of $724,800 in the accompanying balance sheets is substantially lower than its underlying equity in GMMV.

      Condensed combined statements of operations of the Company's equity investees include GMMV, YSFC and Ruby Mining Company.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

             CONDENSED COMBINED BALANCE SHEETS -  EQUITY INVESTEES

                                                               May 31,
                                                   ----------------------------
                                                       1998             1997
                                                       ----             ----
Current assets                                     $ 1,762,300      $ 5,776,300
Non-current assets                                  71,583,100       75,947,500
                                                   -----------      -----------
                                                   $73,345,400      $81,723,800
                                                   ===========      ===========

Current liabilities                                $ 1,952,000      $ 1,402,500
Reclamation and other liabilities                   33,770,300       30,114,700
Excess in assets                                    37,623,100       50,206,600
                                                   -----------      -----------
                                                   $73,345,400      $81,723,800
                                                   ===========      ===========

        CONDENSED COMBINED STATEMENTS OF OPERATIONS - EQUITY INVESTEES

                                                Year Ended May 31,
                                    ----------------------------------------
                                        1998           1997          1996
                                        ----           ----          ----
Revenues                            $    54,900    $     1,100    $   1,200
Costs and expenses                   (1,646,900)    (3,116,900)    (609,900)
                                    ----------     ----------     ---------
Net loss                            $(1,592,000)   $(3,115,800)   $(608,700)
                                    ===========    ===========    =========

      SMP entered into various market related and base price escalated uranium sales contracts with certain utilities which require approximately 1,500,000 pounds of uranium concentrates to be delivered from 1997 through 2000 depending on utility requirements. These contracts also allow for the quantities to be substantially increased by the utilities. As discussed in Note K, SMP has been the subject of significant litigation and arbitration proceedings between the SMP partners since 1991, portions of which are currently still in progress. Pending the resolution of the remaining proceedings, the partners in SMP agreed to fulfill certain of the SMP's uranium sales contracts outside of the partnership with each partner delivering a mutually- agreed portion of the delivery commitments on an individual basis. In 1998 and 1996, the Company recognized revenues of $858,700 and $1,383,400, respectively (no related revenues were recognized in 1997) from these deliveries. Revenues from these transactions have been included in the accompanying Consolidated Statements of Operations as Mineral Sales, which would normally have been sales of SMP.

      Due to the litigation and arbitration proceedings, audited financial statements for SMP are not obtainable. Accordingly, the Company has recorded only its direct investment in, and results of operations from the partnership. The Company had no carrying value of its investment in SMP for either 1998 or 1997 as proceeds from litigation and arbitration proceedings were accounted for under the cost recovery method of accounting as discussed in Note K. The Company's direct loss generated from its investment in SMP, which represent mine standby costs incurred by the Company, was $436,000, $442,700 and $416,200 for the years ended May 31, 1998, 1997 and 1996, respectively. No amounts attributable to SMP are included in the Condensed Combined Balance Sheets or Condensed Combined Statements of Operations of the Company's equity investees presented above.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

F.    MINERAL CLAIMS TRANSACTIONS AND MINING PROPERTIES:

GMMV

      During fiscal 1990, the Company and Crested entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation PLC, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. The purchase price was $15,000,000 and a commitment to fund the first $50 million of development and operating costs. Kennecott committed to fund 100% of the first $50 million of capital contributions to the GMMV. Kennecott also committed to pay additional amounts if certain future operating margins are achieved. USE and USECC participate in cash flows of the GMMV in accordance with their ownership of the mining claims prior to the formation of the GMMV.

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

      Closing of the Acquisition Agreement is subject to USE and USECC satisfying several conditions, including: (i) the acquiring entity (which may be USE, USECC, or an entity formed by USE and USECC to acquire Kennecott's interest in the GMMV) must have a market capitalization of at least $200,000,000; (ii) the parties to the Acquisition Agreement must have received all authorizations, consents, permits and approvals of government agencies required to transfer Kennecott's interest in the GMMV to the acquiring entity; (iii) USE and USECC shall have replaced, or caused the replacement of, approximately $25,000,000 of reclamation bonds, in addition to other guarantees, indemnification and suretyship agreements posted by Kennecott on behalf of the GMMV; and (iv) USE and USECC, or the acquiring entity, must pay $15,000,000 cash to Kennecott at closing and assume all obligations and liabilities of Kennecott with respect to the GMMV (including repayment of the $16,000,000 Note and the Mortgage) from and after the closing. Under very limited circumstances, the scheduled closing date may be postponed to not later than October 30, 1998.

      USECC satisfied the terms of the Acquisition Agreement to the point that the $4,000,000 deferred GMMV purchase option benefit paid by Kennecott is nonrefundable and will serve to reduce USE's and Crested's ultimate $15,000,000 purchase price. If the acquisition is unsuccessful, the signing payment will be applied against any future reimbursable costs and contributions due the GMMV. After such costs and remaining obligations are satisfied, the remainder, if any, will be recognized as income.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

      In 1996, the U.S. Government adopted the "USEC Privatization Act of 1996" to privatize the U.S. Enrichment Corp. ("USEC"). In July 1998, in filings with the U.S. Securities and Exchange Commission, USEC disclosed its planned sale of significant quantities of uranium in the U.S. marketplace. Accordingly, forecasted demand for uranium and forecasted uranium sales prices have decreased in the short-term. As a result, on July 31, 1998, GMMV halted development activities at the Jackpot Mine and has placed the facility on active standby. This action required the layoff of mine workers. Due to the uncertainty of the uranium market, it is not known when the mine will operate again or if USECC will be able to conclude the financing necessary to buy Kennecott's interest.

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

SMP

      During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past seven years. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

CYPRUS AMAX

      During prior years, the Company and Crested conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX and its successor Cyprus Amax Minerals, Inc. ("Cyprus Amax") have not placed the properties into production as of May 31, 1998.

      Cyprus Amax now pays the Company and Crested an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). Cyprus Amax is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $211,000, $207,300 and $-0- of revenue from the advance royalty payments in fiscal 1998, 1997, and 1996, respectively.

      Cyprus Amax may elect to return the properties to the Company and Crested, which would cancel the advance royalty obligation. If Cyprus Amax formally decides to place the properties into production, it will pay $2,000,000 to the Company and Crested. If Cyprus Amax sells the properties, the Company and Crested will receive 15% of the first $25 million received by Cyprus Amax.

      The Company and Crested also held an option to purchase certain real estate located in Gunnison, Colorado owned by Cyprus Amax. During fiscal 1995, USE and Crested reached an agreement with Cyprus

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

Amax whereby USE and Crested would forego six quarters of advance royalties as payment of this option exercise price. Accordingly, USE and Crested received no advance royalties during 1996 as a result of this agreement. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation ("Pangolin"), a Park City, Utah developer, for sale of the land owned in Gunnison. Pangolin made a cash payment and signed promissory notes for the purchase of the properties. As of May 31, 1998, the promissory notes were in default and are adequately reserved for. USECC is endeavoring to resolve the default and filed a legal action to protect its interest (see Note K).

SGMC

      Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project.

      SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing a partner to assist in the financing of its mineral development and ultimate production. As of May 31, 1998, due to the decline in the spot price for gold, SGMC has put the development of the mine on hold. Until the time when development begins, SGMC does not expect to require capital contributions from USE, Crested or other sources of financing to maintain its current activities. SGMC will continue to be considered in the development stage until the time it generates significant revenue from its principal operations.

      During the first and second quarters of fiscal 1997, SGMC sold shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received approximately $1,100,000 in net proceeds from this equity placement. During the fourth quarter of fiscal 1997, an additional offering of shares of SGMC's special warrant units was completed and raised approximately $5,400,000 in net cash proceeds. Each special warrant unit is convertible into one share of SGMC common stock for no additional consideration and one stock purchase warrant. The warrant allows the holder to purchase an additional share of SGMC common stock for a CAN$6.00. The warrant expires in November 1998. At the underwriter's request, the initial investors (including USE and Crested) agreed to have the amount of their common shares owned reduced by 50 percent. The investors in the $3.00 per share private placement discussed above were not affected as those shares were sold in contemplation of the 1 for 2 reverse split.

      In connection with the second offering, the Company and Crested accepted a Contingent Stock Purchase Warrant dated March 21, 1997 which provides the Company and Crested the right to acquire, for no additional consideration, common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000 (US). The Stock Purchase Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. However, the Stock Purchase Warrant is only exercisable to the extent proven and probable ore reserves, as defined in the Stock Purchase Warrant, in excess of 300,000 ounces are added to SGMC's reserves. In addition, SGMC has the right to satisfy the exercise of all or any portion of the Stock Purchase Warrant with the net cash flows, as defined, at $25.00 (US) for each new ounce of proven and probable ore in excess of 300,000 ounces up to a maximum of 700,000 ounces. Accordingly, the Company has allocated the carrying value of SGMC shares

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

exchanged for the Contingent Stock Purchase Warrant to its investment in such contingent warrants. The Stock Purchase Warrant benefits the Company and Crested on a basis of 88.9% and 11.1%, respectively.

      On March 31, 1998, the Company purchased 889,900 Special Warrant units from certain Canadian investors. The units were purchased with 488,895 of the Company's common stock. In addition, the Company sold 170,000 shares of common stock to the Canadian investors at the then market price ($7.00 per share). As a result of this purchase, the Company and Crested's combined ownership interest in SGMC was 59%. Therefore, as of April 1, 1998 the Company began consolidating SGMC's results of operations. Had the Company consolidated SGMC for the entire 12-month period ended May 31, 1998, the 1998 consolidated net loss would have been approximately $190,000 greater.

      Primarily as a result of the sustained decline in gold prices and the April 1998 issuance of shares for additional equity interest in SGMC, the Company evaluated the May 31, 1998 carrying value of its investment in SGMC for impairment. The Company determined its aggregate investment in SGMC, which includes the Stock Purchase Warrant discussed previously, exceeded the fair value of the investment by approximately $1,500,000. Accordingly, in fiscal 1998, the Company recorded an impairment in the amount of $1,500,000 which is classified as Impairment of Mineral Interests in the accompanying Consolidated Statements of Operations.

      Additional financing will be required in order to develop the reserves of SGMC. Management of SGMC is currently attempting to negotiate a proposed financing plan to be executed in fiscal 1999. However, if financing is not obtained in fiscal 1999, or should other events occur such as a sustained or further decline in gold prices, the Company will reevaluate the need for an additional impairment of its carrying value in SGMC. If a determination is made that an impairment has occurred, it is likely the amount of such impairment will be material to the Company's financial position and results of operations.

PLATEAU RESOURCES LIMITED

      During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 1998, Plateau had a cash security in the amount of $7,270,408 to cover reclamation of the properties (see Note K).

      USECC is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Alternative uses of the properties are also being evaluated.

      In fiscal 1998, the Company had an independent appraisal performed on its modular homes held for resale. Based upon the analysis performed, the Company recorded a $100,000 write-down to more accurately reflect the fair value of these assets as of May 31, 1998. The write-down is included in Commercial Costs

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

and Expenses in the accompanying Consolidated Statements of Operations. The Company continues to review its investment in these assets for impairment.

ENERGX, LTD.

      Energx is engaged in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

      During fiscal 1997 and 1996, Energx abandoned certain of its leases and as a result wrote off $164,500 and $328,700, respectively, of related capitalized costs. The write off is reflected as Abandonment of Mineral Interests in the accompanying Consolidated Statements of Operations.

G.    DEBT:

LINES OF CREDIT

      USE and Crested have a $1,000,000 line of credit from a commercial bank. The line of credit bears interest at the bank's prime rate plus .5% (10.25% as of May 31, 1998). The weighted average interest rate for both 1998 and 1997 was 10.25%. The line of credit is secured by certain real property and a share of the net proceeds of fees from production from certain oil wells. No amounts were outstanding as of May 31, 1998 and 1997.

NOTES PAYABLE

      The components of notes payable as of May 31, 1998 and 1997 are as follows:

                                                                 May 31,
                                                         -----------------------
                                                            1998         1997
                                                            ----         ----
Installment notes - secured by equipment;
   interest at 8.75% - 9.5%, matures in 2000             $ 167,100    $  69,100
SGMC installment notes - secured by
   certain mining properties, interest at
   7.5% to 8.0%, maturity from 1999 - 2004                 235,000         --
FNG installment notes - secured by FNG
   equipment, interest at 8.75% to 8.9%
   maturity from 1997 - 2002                               101,800      195,300
                                                         ---------    ---------
                                                           503,900      264,400
Less current portion                                      (225,700)     (81,300)
                                                         ---------    ---------
                                                         $ 278,200    $ 183,100
                                                         =========    =========

      Principal requirements on notes payable are $225,700; $117,000; $84,300; $24,700; $22,600; and $29,600 for the years 1999 through 2003 and thereafter, respectively.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

H.    INCOME TAXES:

      The components of deferred taxes as of May 31, 1998 and 1997 are as follows:

                                                            May 31,
                                                 --------------------------
                                                     1998          1997
                                                     ----          ----
     Deferred tax assets:
        Deferred compensation                    $    87,300    $   129,800
        Net operating loss carryforwards           6,703,900      6,731,500
        Tax credits                                  213,800        325,100
        Other                                        541,900        655,400
        Tax basis in excess of book basis          2,087,900        573,400
                                                 -----------    -----------
     Total deferred tax assets                     9,634,800      8,415,200
                                                 -----------    -----------

     Deferred tax liabilities:
        Development and exploration costs         (3,979,300)    (1,963,400)
                                                 -----------    -----------
     Total deferred tax liabilities               (3,979,300)    (1,963,400)
                                                 -----------    -----------
                                                   5,655,500      6,451,800
     Valuation allowance                          (6,800,300)    (6,635,100)
                                                 -----------    -----------
     Net deferred tax liability                  $(1,144,800)   $  (183,300)
                                                 ===========    ===========

      The Company has established a valuation allowance of $6,800,300 against deferred tax assets due to the losses incurred by the Company in past fiscal years. The Company's ability to generate future taxable income to utilize the NOL and capital loss carryforwards is uncertain.

      The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                     Year Ended May 31,
                                          ----------------------------------------
                                              1998           1997          1996
                                              ----           ----          ----
    Expected federal income tax           $ (320,300)    $(1,266,330)   $(793,500)
    Net operating losses not previously
      benefitted and other                   155,100        ( 86,670)    (204,800)
    Valuation allowance                      165,200       1,353,000      998,300
                                          ----------     -----------    ---------
      Income tax provision                $   --         $   --         $   --
                                          ==========     ===========    =========

      There were no taxes currently payable as of May 31, 1998, 1997 or 1996 related to continuing operations.

      At May 31, 1998, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $19,700,000 which will expire from 2004 to 2013 and investment tax credit carryforwards of $213,800 which, if not used, will expire from 1999 to 2001. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

      The Internal Revenue Service has audited the Company's and affiliates' tax returns through fiscal 1994, and is currently auditing the fiscal years ended May 31, 1996 and May 31, 1995. The Company's income tax liabilities are settled through fiscal 1992. The Company has received 30 day letters for the years ended May 31, 1994 and 1993. The Company has submitted a written appeal to protest the findings of the examining agent to preserve its NOL. Management believes the Company will prevail on the significant issues in dispute, and therefore, no significant changes will result from the findings.

I.    SEGMENTS AND MAJOR CUSTOMERS:

      The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties although the Company has no producing mines. Other reportable industry segments include commercial operations, primarily real estate activities, an airport fixed base operation, and construction activities. The following is information related to these industry segments:

                                                           Year Ended May 31, 1998
                                            -------------------------------------------------------
                                                           Commercial   Construction
                                              Minerals     Operations    Operations    Consolidated
                                              --------     ----------    ----------    ------------

Revenues                                    $ 1,069,700    $3,523,500    $   --         $ 4,593,200
                                            ===========    ==========    ==========
Interest and other revenues                                                               6,965,300
                                                                                        -----------
   Total revenues                                                                       $11,558,500

Operating loss                              $  (595,100)   $  468,400    $  (36,400)   $  (163,100)
                                            ===========    ==========    ==========
Interest and other revenues                                                               6,965,300
General corporate and other expenses                                                     (7,209,900)
Equity in loss of affiliates                                                               (575,500)
                                                                                        -----------
   Loss before income taxes
      and discontinued operations                                                       $  (983,200)
                                                                                        ===========

Identifiable net assets at May 31, 1998     $22,235,700    $7,717,400    $  208,200     $30,161,300
                                            ===========    ==========    ==========
Investments in affiliates                                                                   912,900
Corporate assets                                                                         15,486,000
                                                                                        -----------
   Total assets at May 31, 1998                                                         $46,560,200
                                                                                        ===========

Capital expenditures                        $ 1,175,000    $  239,400    $   --
                                            ===========    ==========    ==========
Depreciation, depletion and
   amortization                             $   243,900    $  298,600    $  115,100
                                            ===========    ==========    ==========


                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

                                                           Year Ended May 31, 1997
                                            --------------------------------------------------------
                                                           Commercial    Construction
                                              Minerals     Operations     Operations    Consolidated
                                              --------     ----------     ----------    ------------

Revenues                                    $   207,300    $ 2,219,400    $ 1,038,600   $  3,465,300
                                            ===========    ===========    ===========
Interest and other revenues                                                                2,324,900
                                                                                        ------------
   Total revenues                                                                       $  5,790,200
                                                                                        ============
Operating (loss) profit                     $  (843,100)  $   (840,200)   $   286,000   $ (1,397,300)
                                            ===========   ============    ===========
Interest and other revenues                                                                2,324,900
General corporate and other expenses                                                      (3,961,300)
Equity in loss of affiliates                                                                (690,800)
                                                                                        ------------
   Loss before income taxes
      and cumulative effect                                                             $ (3,724,500)
                                                                                        ============
Identifiable net assets at May 31, 1997     $ 9,025,700    $ 6,103,700    $   301,500   $ 15,430,900
                                            ===========    ===========    ===========
Investments in affiliates                                                                  4,999,600
Corporate assets                                                                           9,956,600
                                                                                        ------------
   Total assets at May 31, 1997                                                         $ 30,387,100
                                                                                        ============

Capital expenditures                        $   159,500   $    296,300    $   --
                                            ===========   ============    ===========
Depreciation, depletion and
   amortization                             $   --        $    460,100    $   198,800
                                            ===========   ============    ===========

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)


                                                           Year Ended May 31, 1996
                                            ---------------------------------------------------------
                                                            Commercial    Construction
                                              Minerals      Operations     Operations    Consolidated
                                              --------      ----------     ----------    ------------

Revenues                                    $  3,116,700    $ 1,439,100    $ 3,794,500   $  8,350,300
                                            ============    ===========    ===========
Interest and other revenues                                                                 1,281,900
                                                                                         ------------
   Total revenues                                                                        $  9,632,200
                                                                                         ============
Operating (loss) profit                     $   (455,600)   $ (935,700)    $   716,700   $   (674,600)
                                            ============    ==========     ===========
Interest and other revenues                                                                 1,281,900
General corporate and other expenses                                                       (2,522,700)
Equity in loss of affiliates                                                                 (418,500)
                                                                                         ------------
   Loss before income taxes,
      discontinued operations
      and extraordinary item                                                             $ (2,333,900)
                                                                                         ============
Identifiable net assets at May 31, 1996     $ 19,724,700    $ 6,196,800    $   705,500   $ 26,627,000
                                            ============    ===========    ===========
Investments in affiliates                                                                   3,658,500
Corporate assets                                                                            4,507,800
                                                                                         ------------
   Total assets at May 31, 1996                                                          $ 34,793,300
                                                                                         ============

Capital expenditures                        $    835,200    $   372,000    $   903,100
                                            ============    ===========    ===========
Depreciation, depletion and
   amortization                             $    --         $   569,000    $   219,500
                                            ============    ===========    ===========

      During fiscal 1998 and 1996 approximately 100% and 89% of mineral revenues were from the sale of uranium. There were no uranium sales during fiscal 1997.

      The Company subleases excess office space, contracts aircraft for charter flights and sells aviation fuel. Commercial Revenues in the accompanying Consolidated Statements of Operations consist of mining equipment rentals, office and other real property rentals, charter flights and fuel sales.

J.    SHAREHOLDERS' EQUITY:

      In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of USE payable in shares of the Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors of the Company which was to provide incentive to the officers of the Company and Crested to remain with the companies. The shares are to be issued annually on or before January 15 of each year, starting January 15, 1997, as long as each officer is employed by USE, provided the Company has been profitable in the preceding fiscal year. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. One-half of the compensation under the 1996 Stock Award Program is the responsibility of Crested. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of May 31, 1998, 245,378 total shares have been issued to the five officers of the Company and Crested.

      In December 1997, the Company entered into a warrant purchase agreement with an investment advisory firm to purchase 225,000 shares at an exercise price of $10.50 expiring December 2, 2000. The warrants were issued in exchange for services to be provided during the period December 1997 to December 1998. The Company determined the fair value associated with these warrants to be $186,000, which will be recognized ratably over the term of the related advisory agreement. Accordingly, $108,000 was recognized as expense in fiscal 1998, with the remaining amount to be recognized in fiscal 1999.

      In January 1998, the Company entered into a warrant purchase agreement with another investment advisory firm to purchase 200,000 shares at an exercise price of $7.50 expiring January 20, 2000. The warrants were issued in exchange for services to be provided during the period from January 1998 to January 1999. The Company determined the fair value associated with these warrants to be $264,000, which will be recognized ratably over the term of the related advisory agreement. Accordingly, $88,000 was recognized as expense in fiscal 1998, with the remaining amount to be recognized in fiscal 1999.

      In January 1996, the Company entered into a warrant purchase agreement with an investment advisory firm. Pursuant to the Agreement, this firm received a warrant to purchase 200,000 common shares of the Company's common stock at $5.00 per share in exchange for consultation services to be provided through January 9, 1997. In connection with this warrant agreement, the Company recognized $148,300 of consulting expense in fiscal 1997 which the Company determined to be the fair value. During fiscal 1997, 180,000 of these warrants were exercised resulting in total proceeds to the Company of $900,000. The remaining 20,000 shares were exercised in 1998 resulting in $100,000 of proceeds to the Company.

      The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, amended in December 1995, reserves 925,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued options to certain of its executive officers, Board members and others. Under this Plan, 371,200 non-qualified options were issued at prices ranging from $2.75 to $2.90 per share. These options will expire on April 14, 2002 and April 30, 2002. During fiscal 1996, the Company issued 360,000 non-qualified options to employees who are not officers or directors at a purchase price of $4.00 per share, expiring on December 31, 2000. During fiscal 1998, options were exercised for the purchase of 62,000 shares. In fiscal 1997, the shareholders of USE ratified an amendment to the Option Plan and on that same date all outstanding non-qualified options were converted to qualified options by the Board of Directors of USE.

      The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During fiscal 1998, 1997 and 1996, the Board of Directors of USE contributed 49,470, 24,069 and 10,089 shares to the ESOP at prices of $6.57, $8.87 and $8.65 per share, respectively. The Company is responsible for one-half of these contributions amounting to $162,300, $106,700 and $43,600 in fiscal 1998, 1997 and 1996, respectively. Crested is responsible for the remainder. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased with the loan proceeds, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

contribution in the equity section of the accompanying Consolidated Balance Sheets. During fiscal 1996, the Company released 10,089 of the shares to fund the 1996 ESOP contribution by $87,300 as reflected in the Consolidated Statement of Stockholders' Equity.

      The Board of Directors of both the Company and Crested issue shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets because such shares are forfeitable to the Company and Crested until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. In exchange for this amendment, the amended plan grants a stock-bonus of 20% of the previous plan per year for five years. Crested is responsible for one half of the compensation expense related to these issuances. For the years ended May 31, 1998, 1997 and 1996, the Company had compensation expense of $54,600, $152,600 and $116,500 respectively, resulting from these issuances. A schedule of forfeitable shares for both USE and Crested is set forth in the following table:

          Issue               Number           Issue          Total
          Date               of Shares         Price      Compensation
          ----               ---------         -----      ------------

      May 1990                40,300          $  9.75       $392,900
      June 1990               66,300            11.00        729,300
      November 1992           10,660             N/A            N/A
      May 1993                20,000            3.375         67,500
      November 1993           18,520            3.00          55,600
      January 1994            18,520            4.00          74,100
      January 1995            13,520            3.75          50,700
      February 1996            7,700           15.125        116,500
      December 1996           36,832           10.875        405,800
                             -------                      ----------
      Balance at
        May 31, 1997         232,352                      $1,892,400

      August 1997             13,026           10.875        141,700
      May 1998                67,000            6.56         439,500
                             -------                      ----------
      Balance at
         May 31, 1998        312,378                      $2,473,600
                             =======                      ==========

      No shares were earned in fiscal 1998 or 1997. Also included in the forfeitable common stock are 15,000 shares to directors which are vesting at 20% a year beginning in November 1992, of which 9,000 are earned but not released as of May 31, 1997.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

      SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal year 1996 using the Black- Scholes pricing model and the following weighted average assumptions (no options were granted during 1998 and 1997):

                                           1996
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

      The total fair value of options granted was computed to be approximately $1,274,900 during the year ended May 31, 1996. This amount is amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $98,100, $255,000 and $106,200 for 1998, 1997
and 1996, respectively.

      If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                             Year Ended May 31,
                                  ------------------------------------------
                                     1998           1997             1996
                                     ----           ----             ----
Net (loss) income
   As reported                    $(983,200)      $(3,724,500)      $270,700
   Pro forma                      $(1,081,300)    $(3,979,500)      $164,500
Net (loss) income per common
       share, basic and diluted
   As reported                    $   (.15)       $    (.58)        $   .04
   Pro forma, Basic               $   (.16)       $    (.62)        $   .03
   Pro forma, Diluted             $   (.16)       $    (.62)        $   .03

      Weighted average shares used to calculate pro forma net loss per share were determined as described in Note B, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

      A summary of the Stock Option Plan activity for the years ended May 31, 1998 and 1997 is as follows:

                                                   1998                   1997
                                          ---------------------   --------------------
                                                       Weighted               Weighted
                                                       Average                Average
                                                       Exercise               Exercise
                                          Options       Price      Options      Price
                                          -------       -----      -------      -----
      Outstanding at beginning of year    596,700       $3.41      724,800      $3.44
      Granted                               --            --         --           --
      Canceled                              --            --       (22,000)     $4.00
      Exercised                           (62,000)      $4.00     (106,100)     $3.49
                                          -------                 --------
      Outstanding at end of year          534,700       $3.34      596,700      $3.41
                                          =======                 ========
      Exercisable at end of year          394,700       $3.11      380,700      $3.07
                                          =======                 ========

      The following table summarizes information about employee stock options outstanding and exercisable at May 31, 1998:

                        Options Outstanding                Options Exercisable
             ---------------------------------------   --------------------------
                               Weighted
                Number of       Average     Weighted       Number        Weighted
                 Options       Remaining     Average     of Options       Average
  Exercise   Outstanding at   Contractual   Exercise   Exercisable at    Exercise
   Prices     May 31, 1998   Life in years    Price     May 31, 1998       Price
   ------     ------------   -------------    -----     ------------       -----

   $2.75         49,400           3.92        $2.75        49,400          $2.75
    2.90        264,300           3.88         2.90       264,300           2.90
    4.00        221,000           2.50         4.00        81,000           4.00


K.    COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS (SMP)

      ARBITRATION/LITIGATION PROCEEDINGS CONCERNING SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against the Company and Crested. CRIC claimed that the Company and Crested violated the Sheep Mountain Partners ("SMP") partnership agreement. On July 3, 1991, the Company and Crested, through USECC, filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC and their affiliates, alleging Nukem/CRIC fraudulently misrepresented facts and concealed information from the Company and Crested to induce their entry into the agreements forming the SMP partnership and sought rescission, damages and other relief. Certain of Nukem's affiliates (excluding CRIC) were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of the Company and Crested to stay the above arbitration initiated by CRIC.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

      On September 16, 1991, USECC filed another civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties. On May 11, 1993, the Denver District Court stayed all proceedings in state court until the case in the U.S. District Court for Colorado case was resolved. Thereafter in February 1994, USECC, Nukem and CRIC, agreed that the majority of the litigation subsequent to the formation of SMP on December 21, 1988, would be handled through consensual arbitration before a three member panel of the American Arbitration Association (the "Panel"). The arbitration hearing consumed 73 hearing days commencing on June 27, 1994 and concluded on May 31, 1995. The Panel entered its Order and Award on April 18, 1996. Nukem filed two motions with the district court indicating there was a material miscalculation and a double recovery. The District Court remanded the matter to the Arbitration Panel to consider Nukem's motions. On July 3, 1996, the Panel found there was no double recovery and approved the Order and Award, which awarded Crested and USE $12,500,000 and Nukem/CRIC $7,100,000 through March 31, 1996. On November 4, 1996 the United States District Court issued a Judgment and Order confirming the Arbitration Panel's Order and Award.

      In November 1996, USE and Crested received $4,300,000 from the SMP escrow bank accounts as partial payment of the monetary award of the Arbitration Panel. This $4,300,000 was accounted for under the cost recovery method of accounting, wherein it was applied to outstanding amounts due USECC and USE and the balance of $1,003,800 was recognized as income. Nukem/CRIC filed a motion asking for limited remand and on June 27, 1997 the Federal Court reviewed the motion and issued a Second Amended Judgment which confirmed the monetary award of the Arbitration Panel and clarified the equitable damages due USECC from Nukem/CRIC. Nukem filed a notice of appeal with the Tenth Circuit Court of Appeals and posted a $8,613,600 supersedeas bond on the monetary portion of the Award. Nukem's appeal is based on two issues, the District Court erred in confirming the double recovery finding in the AAA Panel's Order and Award and that the Order placing Nukem's uranium purchase contracts with the CIS republics in constructive trust with SMP. During the fourth quarter of fiscal 1998, a settlement agreement was reached whereby U.S. Energy and Crested received $5,026,000 as a partial settlement and, in addition, USECC received the Sheep Mountain Uranium Mines and certain other properties from SMP and one uranium delivery contract along with a 50% interest in a uranium supply contract. This settlement does not in any way affect issues presently on appeal and pending before the 10th Circuit Court of Appeal ("CCA"). A hearing is currently scheduled before a three judge panel court of the 10th CCA on September 24, 1998 in Oklahoma City, Oklahoma.

      ILLINOIS POWER. Illinois Power Company ("IPC"), one of the utilities with whom SMP has a long-term uranium supply contract, unilaterally sought to terminate the contract on October 28, 1993 and filed suit in the U.S. Federal District Court, Danville, Illinois, against the Company, Crested, et al. seeking a declaratory judgment that IPC's contract with SMP was void. After various negotiating sessions the parties reached agreement in June 1995 to settle the case by entering into an amendment to the original supply contract to provide for 3 deliveries totaling 486,443 lbs. U3O8. The final delivery was made in May 1997. On June 13, 1997, USE and Crested received $838,500 as a distribution of profits from the final delivery under this SMP contract.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

PARADOR MINING COMPANY, INC. ("PARADOR")

      On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador and H.B. Layne Contractor, Inc. as defendants. The complaint primarily concerns extra lateral rights associated with two patented lode mining claims (the "Claims") owned by Parador which were initially leased to a predecessor of BGBI and subsequently, the residuals of that lease were assigned and leased by Parador to USE and Crested. A bifurcated trial was held on December 11-12, 1995 before the District Court for the Fifth Judicial District for the State of Nevada, County of Nye, at which time the parties presented evidence relative to the issue of extra lateral rights. Other claims between the parties were bifurcated by the Court and were not at issue at the trial. On December 26, 1995, the district court issued a ruling denying apex rights and extra lateral royalties to Parador, the Company and Crested. The partial trial did not address the other issues pending in the litigation but limited the trial to those issues required to decide the question of extra lateral rights. All other remaining claims and counterclaims were considered by the Court on January 26-28, 1998 in a bench trial and the Court entered judgment against the plaintiff and the defendants on their claims. BGBI, USECC and Parador appealed this judgment to the Nevada Supreme Court. On June 23, 1998, a mandatory Settlement Conference was held in Reno, NV but no settlement was achieved. The Settlement Mediator referred the case to the Nevada Supreme Court for an expedited hearing and the appeal is currently pending.

      TICABOO TOWNSITE LITIGATION. In fiscal 1998, the prior contract operator of the restaurant and lounge and two of its employees who operated the motel and convenience store at Ticaboo (owned by Canyon Homesteads, Inc.) sued USE, Crested and Plateau Resources Ltd., et al in Utah State Court. After a five day trial, the jury found against the two plaintiff employees but found for the third plaintiff and a judgment was entered for $153,371 in damages against USE, which was recorded in fiscal 1998. USE intends to vigorously appeal the award.

      DEPARTMENT OF ENERGY LITIGATION. On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America, a trade organization, filed a complaint against the United States Department of Energy (the "DOE") and the acting secretary in a lawsuit (file no. 98 CV 1775) in the U.S. District Court, Cheyenne, Wyoming. The complaint seeks declaratory judgment and injunctive relief. The plaintiffs allege that the DOE violated the USEC Privatization Act of 1996, when the DOE transferred 45 metric tons of low enriched uranium and 3,800 metric tons of natural uranium to the United States Enrichment Corp. ("USEC") in May 1998.

      The plaintiffs have asked the Court among other claims to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not sold by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and
(iii) the DOE be enjoined from future transfers in violation of the Act. The defendants have not yet responded to the complaint.

CONTOUR DEVELOPMENT LITIGATION

      On July 28, 1998, USE filed a lawsuit in the U.S. District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company,

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

L.L.C. (collectively, "Contour") seeking compensatory and consequential damages from the defendants for dealings in certain real estate.

      Specifically, USE alleges that Contour has breached contracts for the sale of the Gunnison properties of USE and Crested, and is in default on the contracts and promissory notes delivered to pay for the Gunnison properties.

      As of the filing date of this Report, Contour and the other defendants have not filed an answer to the complaint but negotiations are underway to settle the issues.

RECLAMATION AND ENVIRONMENTAL LIABILITIES

      Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company attempts to conduct its mining operations in accordance with these regulations, but the rules are continually changing and generally becoming more restrictive. Consequently, the Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

      The majority of the Company's environmental obligations relate to former mining properties acquired by the Company. Since the Company currently does not have properties in production, the Company's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company also does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

      As of May 31, 1998, the Company has recorded estimated reclamation obligations, including standby costs, of $13,055,600 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. In addition, the GMMV, in which the Company is a 50% owner, has recorded a $23,620,000 liability for future reclamation and closure costs. None of these liabilities have been

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

      The Company currently has four mineral properties or investments that account for most of its environmental obligations, SMP, GMMV, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

SMP
---

      The Company and Crested are responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1998 and the balance in the reclamation liability account at May 31, 1998 of $1,451,800 is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and Crested self bonded this obligation by mortgaging certain of its real estate assets and by holding certificates of deposits. A portion of the funds for the reclamation of SMP's properties will be provided by a sinking fund of up to $.50 per pound of uranium for reclamation work as the uranium is produced from the properties.

GMMV
----

      During fiscal 1991, the Company and Crested acquired developed mineral properties on Green Mountain known as the Big Eagle Property. In connection with that acquisition, the Company and Crested agreed to assume reclamation and other environmental liabilities associated with the property. Reclamation obligations imposed by regulatory authorities were established at $7,300,000 at the time of acquisition. Immediately after the acquisition, the Company and Crested transferred a one-half interest to Kennecott, with Kennecott, the Company and Crested contributing the Big Eagle properties to GMMV, which assumed the reclamation and other environmental liabilities. Kennecott holds a commercial bank letter of credit as security for the performance of the reclamation obligations for the benefit of GMMV.

      During fiscal 1993, GMMV entered into an agreement to acquire the Sweetwater uranium mill and related properties from UNOCAL. GMMV's consideration for the acquisition of the Sweetwater Mill Property was the assumption of all environmental liabilities and reclamation bonding obligations. The environmental obligations of GMMV are guaranteed by Kennecott. However, UNOCAL also agreed that if GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or February 1, 2001 (which liabilities are not due solely to the operations of GMMV), UNOCAL will reimburse GMMV for the first $8,000,000 of such expenditures. Any reimbursement may be recovered by UNOCAL from 20% of future cash flows from the sale of uranium concentrates processed through the Mill.

      On June 18, 1996, Kennecott had a letter of credit in the amount of approximately $19,767,000 issued to the WDEQ for minesite matters (executing EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and $5,400,000 issued to the NRC for decontamination and cleanup of the Mill and related tailings cells. An irrevocable letter of credit has been provided by the Morgan Guaranty Trust Company of New York in lieu

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

of a surety bond to cover the reclamation costs for the minesite and a performance bond by St. Paul Insurance Company was obtained for the Mill. The letter of credit was obtained by Kennecott Uranium Company to cover all reclamation costs related to mining and drilling operations in the State of Wyoming. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act pertaining to any hazardous materials which may be on site when cleanup work commences.

      Although USE and the other GMMV parties are liable for all reclamation and environmental compliance costs associated with Mill and site maintenance, as well as Mill decontamination and cleanup and site reclamation and cleanup after the Mill is decommissioned, USE believes it is unlikely it will have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), these costs may be within the $50,000,000 development commitment and related $16,000,000 loan of Kennecott Uranium Company for the GMMV. These costs are not expected to increase materially if the mill is not put into full operation. Second, to the extent GMMV is required to spend money on reclamation and environmental liabilities related to previous mill and site operations during UNOCAL's ownership, UNOCAL has agreed to fund up to $8,000,000 of costs (provided these costs are incurred before February 1, 2001 and before Mill production resumes), which would be recoverable only out of future mill production (see above). Third, payment of the GMMV reclamation and environmental liabilities related to the mill is guaranteed by Kennecott Corporation, parent of Kennecott Uranium Company. Last, GMMV will set aside a portion of operating revenues to fund reclamation and environmental liabilities should mining and milling commence.

      Kennecott will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be established from GMMV operating revenues). In addition, if and to the extent these liabilities resulted from UNOCAL's mill operations, and payment of the liabilities was required before February 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate USE liability for contribution to mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be established out of GMMV operating revenues and c) payments are not available from UNOCAL.

Sutter Gold Mining Company
--------------------------

      SGMC is currently owned 55% by the Company, 4% by Crested and 41% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are in development and costs consist of drilling, permitting, holding and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. The Company's policy is to provide reclamation on a unit-of-production basis. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 1998.

                      U.S. ENERGY CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1998
                                  (CONTINUED)

Plateau Resources, Limited
--------------------------

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

YSFC Exchange Rights Agreement
------------------------------

      The Company and YSFC have entered into an Exchange Rights Agreement (the "Agreement"). Under the Agreement the YSFC private placement shareholders and related broker agent have the right, but not the obligation, to exchange their shares in YSFC for USE common stock if YSFC's common shares are not listed and available for quotation on the NASDAQ marketing system by March 1999. The exchange rate for USE shares will be the price paid for the YSFC's common shares plus 10% per annum of total cost from the date of purchase. The number of USE shares exchanged will be based on the exchange rate for a share of USE common stock for the five business days prior to the date of notice given by the YSFC shareholder to exchange their shares.

EXECUTIVE COMPENSATION

      The Company and Crested are committed to pay the estates of certain of their officers an amount equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

L.    DISCONTINUED OPERATIONS.

      In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. The Company received two of the three annual installments of $333,333 on a $1,000,000 note, plus interest at a rate of 7% per year during February 1997 and 1998. One additional payment is due the Company in the amount of $333,333 plus interest in February 1999. In addition, the Company is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The Company received payments of $292,600 for profits in 1997.

      As a result of selling 100% of the common stock of Brunton, the Company has reflected the operations of Brunton as discontinued in the accompanying financial statements. Revenues for the discontinued operations for the year ended May 31, 1996 was $2,870,800. The Company recognized a gain on the disposal of Brunton of $2,295,700 net of income taxes of approximately $50,000.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                   PART III

      In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1998, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this Report.

ITEM 11.    EXECUTIVE COMPENSATION.

      The information required by Item 11 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

      The information required by Item 12 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 is incorporated herein by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND
            FORMS 8-K
                                                                      Page No.
(a) The following financial statements are filed as a part of this Report in Item 8:

(1)   Consolidated Financial Statements

      Registrant and Affiliates

            Report of Independent Public Accountants........................49

            Consolidated Balance Sheets - May 31, 1998 and 1997..........50-51

            Consolidated Statements of Operations
            for the Years Ended May 31, 1998, 1997 and 1996 .............52-53

            Consolidated Statements of Shareholders'
            Equity for the Years Ended May 31, 1998, 1997 and 1996.......54-56

            Consolidated Statements of Cash Flows
            for the Years Ended May 31, 1998, 1997 and 1996..............57-59

            Notes to Consolidated Financial Statements ..................60-86

      (ii)  Financial and Schedules of Affiliates

            (a)   Green Mountain Mining Venture

                  Report of Independent Public Accountants..................95

                  Balance Sheet - December 31, 1997 and 1996................96

                  Statement of Operations for the Period
                  from June 1, 1990 (Date of Inception)
                  through December 31, 1997.................................97

                  Statement of Changes in Partners'
                  Capital for the Period from
                  June 1, 1990 (Date of Inception)
                  through December 31, 1997.................................98

                  Statement of Cash Flows for the
                  Period from June 1, 1990
                  (Date of Inception) through
                  December 31, 1997.........................................99

                  Notes to Financial Statements........................100-105

(b)   Sheep Mountain Partners

            Due to the litigation and arbitration proceedings, audited financial statements for SMP are not obtainable. They are therefore not included as an Exhibit to the Registrant's Form 10-K.

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

      Exhibit                                                       Sequential
        No.            Title of Exhibit                               Page No.
      ------  --------------------------------                      ----------

      3.1     USE Restated Articles of Incorporation....................[5]

      3.1(a)  USE Articles of Amendment to Restated Articles
              of Incorporation..........................................[3]

      3.2     USE Bylaws, as amended through April 22, 1992.............[3]

      4.1     Warrant to Purchase 200,000 Common Shares of USE.........[14]

      4.2     USE 1998 Incentive Stock Option Plan
              and Form of Stock Option Agreement....................106-116

      4.3     USE Restricted Stock Bonus Plan,
              as amended through 2/94..................................[14]

      4.4     Form of Stock Option Agreement,
              and Schedule, Options Issued 1/96.........................[1]

      4.5     Amendment to Warrant to Purchase
              200,000 Common Shares of USE.............................[15]

      4.6     Amendment to USE 1989 Incentive
              Stock Option Plan (12/13/96).............................[15]

      4.7     USE 1996 Stock Award Program (Plan)......................[15]

      4.8     USE Restated 1996 Stock Award Plan and Amendment to
              USE 1990 Restricted Stock Bonus Plan.....................[15]

      4.9     Agreement with Sunrise Financial Group (12/1/97).........[16]

      4.10    Sunrise Financial Group 1/9/98 Warrant to
              Purchase 225,000 Common Shares of USE....................[16]

      10.1    USECC Joint Venture Agreement - Amended...................[6]

      10.2    Management Agreement with USECC...........................[4]

      10.3    Promissory Note from Crested to USE (5/31/97)............[15]

      10.4    Contract for Sale of Stock of Brunton to Silva A.B.......[13]

      10.5    Assignment and Lease - Parador............................[4]

      10.6    Employment Agreement - Daniel P. Svilar...................[5]

      10.7    Airport Ground Lease - City of Riverton...................[4]

      10.8    Executive Officer Death Benefit Plan......................[5]

      10.9    Big Eagle Acquisition Agreement with PMC..................[7]

      10.10   [intentionally left blank]

      10.11   Sweetwater Mill Acquisition Agreement.....................[4]

      10.12   Ft. Peck Agreement - Drilling and Production Services ....[4]

      10.13   [intentionally left blank]

      10.18   Master Agreement - Mt. Emmons/AMAX........................[9]

      10.19   [intentionally left blank]

      10.20   Promissory Notes - ESOP/USE..............................[10]

      10.21   Self Bond Agreement - Crooks Gap Properties...............[6]

      10.22   Security Agreement - ESOP Loans..........................[11]

      10.23 - 10.26   [intentionally left blank]

      10.27   Mineral Properties Agreement Congo Area - PMC.............[5]

      10.28   Memorandum of Joint Venture Agreement - GMMV..............[5]

      10.29   Memorandum of Partnership Agreement  - SMP................[6]

      10.30   [intentionally left blank]

      10.31   [intentionally left blank]

      10.32   Employee Stock Ownership Plan.............................[6]

      10.33   [intentionally left blank]

      10.34   Form of Stock Option Agreement and Schedule - 1989 Plan...[5]

      10.35   Severance Agreement (Form)................................[3]

      10.36   1992 Stock Compensation Plan Non-Employee Directors.......[3]

      10.37   Executive Compensation (John L. Larsen)...................[3]

      10.38   Executive Compensation (Non-qualified Options)............[3]

      10.39   ESOP and Option Plan Amendments (1992)....................[3]

      10.40   Plateau Acquisition - Stock Purchase
              Agreement and Related Exhibits............................[8]

      10.41   Option and Sales Agreements  -
              Gunnison Property Parcel A................................[2]

      10.42   Option and Sales Agreements -
              Gunnison Property Parcel B................................[2]

      10.43 - 10.48 [intentionally left blank]

      10.49   Acquisition Agreement between
              Kennecott Uranium Company,
              USE and USECC regarding GMMV (6/23/97)...................[15]

      10.50   Exhibit A to Acquisition Agreement (see 10.49)
              Promissory Note from Kennecott Uranium Company to
              Kennecott Energy Company regarding GMMV .................[15]

      10.51   Exhibit B to Acquisition Agreement
              (see 10.49) Mortgage, Security Agreement,
              Financing Statement and Assignment of
              Proceeds, Rents and Leases...............................[15]

      10.52   Exhibit G to Acquisition Agreement
              (see 10.49) - Contract Services Agreement
              for the Sweetwater Uranium Mill Facility.................[15]

      10.53   Exhibit H to Acquisition Agreement
              (see 10.49) - Mineral Lease Agreement ...................[15]

      10.54   Exhibit I to Acquisition Agreement
              (see 10.49) - Fourth Amendment of
              Mining Venture Agreement among
              Kennecott Uranium Company, USE and USECC.................[15]

      10.49   USE/Dominick & Dominick Securities, Inc.  Stock
              Purchase Agreement for 157,530 Common Shares of USE......[16]

      10.50   USE/BPI Canadian Resource Fund Stock Purchase
              Agreement for 125,341 Common Shares of USE...............[16]

      10.51   USE/BPI Canadian Opportunities II Fund Stock
              Purchase Agreement for 125,341 Common Shares of USE......[16]

      10.52   USE/BPI Canadian Small Companies Fund Stock
              Purchase Agreement for 250,683 Common Shares of USE......[16]

      10.53   USE/Yellow Stone Fuels Corp.
              Exchange Rights Agreement................................[16]

      10.55   Master Resolution Agreement
              regarding Gunnison Properties............................[15]

      10.56   Membership Pledge Agreement
              regarding Gunnison Properties............................[15]

      10.57   Management Agreement between SGMC and USECC..............[15]

      10.58   Outsourcing and Lease Agreement
              between YSFC and USECC         ..........................[15]

      10.59   Convertible Promissory Note from YSFC to USECC...........[15]

      21.1    Subsidiaries of Registrant...............................[15]


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

      [14] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 (SEC File No. 333-6189).

      [15] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

      [16] Incorporated by reference from the like numbered exhibit to Registrant's S-1 registration statement (333-5797).

(b)   Reports filed on Form 8-K.

      During the fourth quarter of the fiscal year ended on May 31, 1998, the Registrant filed no Form 8-K Reports.

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

                                          U.S. ENERGY CORP. (Registrant)


Date: September 11, 1998              By:      /s/ John L. Larsen
                                          -------------------------------------
                                          JOHN L. LARSEN,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 11, 1998              By:      /s/   John L. Larsen
                                          -------------------------------------
                                          JOHN L. LARSEN, Director


Date: September 11, 1998              By:      /s/   Keith G.  Larsen
                                          -------------------------------------
                                          KEITH G.  LARSEN, Director


Date: September 11, 1998              By:      /s/   Harold F. Herron
                                          -------------------------------------
                                          HAROLD F. HERRON, Director


Date: September ______, 1998          By:
                                          -------------------------------------
                                          DON C. ANDERSON, Director


Date: September ______, 1998          By:
                                          -------------------------------------
                                          DAVID W. BRENMAN, Director


Date: September 11, 1998              By:      /s/   Nick Bebout
                                          -------------------------------------
                                          NICK BEBOUT, Director


Date: September 11, 1998              By:     /s   H. Russell Fraser
                                          -------------------------------------
                                          H. RUSSELL FRASER, Director


Date: September 11, 1998              By:      /s/   Robert Scott Lorimer
                                          -------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer and
                                          Chief Accounting Officer

                        GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)


                   Report on Audits of Financial Statements
                 as of December 31, 1997 and 1996 and for the
                years ended December 31, 1997, 1996 and 1995,
                        and the period from inception
                     (June 1, 1990) to December 31, 1997

                      Report of Independent Accountants


To the Members of the Management Committee of Green Mountain Mining Venture
Riverton, Wyoming

We have audited the accompanying balance sheet of Green Mountain Mining Venture (A Joint Venture in the Development Stage) as of December 31, 1997 and 1996, and the related statements of operations, changes in Venture partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995, and the period from inception (June 1, 1990) to December 31, 1997. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Mountain Mining Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, and the period from inception (June 1, 1990) to December 31, 1997, in conformity with generally accepted accounting principles.


   /s/  Coopers & Lybrand L.L.P.


Salt Lake City, Utah
April 3, 1998

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                                 BALANCE SHEET
                                    ------

                                                             As of December 31,
                                                       -----------------------------
                                                          1997               1996
                                                          ----               ----
              ASSETS
Assets:
   Cash and cash equivalents                           $    95,778       $   -
   Property and equipment (Note 3):
     Mineral properties and mine
       development costs                                27,725,252        22,812,077
     Buildings                                          24,815,009        24,815,009
     Mining equipment                                      403,000           403,000
                                                        52,943,261        48,030,086
            Total assets                               $53,039,039       $48,030,086
                                                       ===========       ===========

   LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable - related parties                  $   924,019       $   469,032
   Reclamation liabilities (Note 3)                     23,620,000        23,620,000
                                                       -----------       -----------

            Total liabilities                           24,544,019        24,089,032
                                                       -----------        ----------

   Commitments and contingencies (Notes 3 and 4)

   Partners' capital:
     Kennecott Uranium Company                          14,247,510        11,970,527
     USECC                                              14,247,510        11,970,527
                                                       -----------        ----------
                                                        28,495,020        23,941,054
            Total liabilities and partners' capital    $53,039,039       $48,030,086


                    The accompanying notes are an integral
                      part of these financial statements

                          GREEN MOUNTAIN MINING VENTURE
                    (A Joint Venture in the Development Stage)

                              STATEMENT OF OPERATIONS
                                      ------


                                                                                              Period from
                                                                                               inception
                                                                                             (June 1, 1990)
                                                            Year ended December 31,          to December 31,
                                               -------------------------------------------   ---------------
                                                    1997            1996          1995            1997
                                                    ----            ----          ----            ----
Cost and expenses:
     Maintenance and holding costs             $  3,065,432    $  1,838,820   $  1,697,234    $ 12,523,268
     Marketing costs                                   --              --             --           247,598
                                               ------------    ------------   ------------    ------------
     Total costs and expenses                     3,065,432       1,838,820      1,697,234      12,770,866
     Other income                                    14,618            --             --            14,618
                                               ------------    ------------   ------------    ------------
       Net loss                                $  3,050,814    $  1,838,820   $  1,697,234    $ 12,756,248
                                               ============    ============   ============    ============


                    The accompanying notes are an integral
                      part of these financial statements

                                        97

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                  STATEMENT OF CHANGES IN VENTURE PARTNERS CAPITAL
                                       ------


                                                                                             Period from
                                                                                               inception
                                                                                             (June 1, 1990)
                                                           Year ended December 31,           to December 31,
                                                -----------------------------------------    ---------------
                                                   1997           1996           1995            1997
                                                   ----           ----           ----            ----
     Balance at beginning of period
        Kennecott Uranium Company              $ 11,970,527    $ 11,819,763   $ 11,510,240    $       --
        USECC                                    11,970,527      11,819,763     11,510,240            --
                                               ------------    ------------   ------------    ------------
                                                 23,941,054      23,639,526     23,020,480            --
                                               ------------    ------------   ------------    ------------

     Capital Contributions (Note 1):
        Kennecott Uranium Company                 3,802,390       1,070,174      1,158,140      20,625,634
        USECC                                     3,802,390       1,070,174      1,158,140      20,625,634
                                               ------------    ------------   ------------    ------------
                                                  7,604,780       2,140,348      2,316,280      41,251,268
                                               ------------    ------------   ------------    ------------

     Net loss:
        Kennecott Uranium Company                (1,525,407)       (919,410)      (848,617)     (6,378,124)
        USECC                                    (1,525,407)       (919,410)      (848,617)     (6,378,124)
                                               ------------    ------------   ------------    ------------
                                                 (3,050,814)     (1,838,820)    (1,697,234)    (12,756,248)
                                               ------------    ------------   ------------    ------------

     Balance at end of period:
        Kennecott Uranium Company              $ 14,247,510    $ 11,970,527   $ 11,819,763    $ 14,247,510
        USECC                                    14,247,510      11,970,527     11,819,763      14,247,510
                                               ------------    ------------   ------------    ------------
                                               $ 28,495,020    $ 23,941,054   $ 23,639,526    $ 28,495,020
                                               ============    ============   ============    ============


                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                               STATEMENT OF CASH FLOWS
                                       ------

                                                                                                        Period from
                                                                                                          inception
                                                                        Year ended December 31,         (June 1, 1990)
                                                       ---------------------------------------------    to December 31,
                                                            1997           1996             1995            1997
                                                       ------------    ------------     ------------     ------------

Cash flows from operating activities:
    Net loss                                           $(3,050,814)    $(1,838,820)     $(1,697,234)     $(12,756,248)
    Increase (decrease) in accounts payable -
        related parties                                    318,491         329,171          (47,889)          616,938
                                                       -----------     -----------      -----------      ------------
        Net cash used in operating activities           (2,732,323)     (1,509,649)      (1,745,123)      (12,139,310)
                                                       -----------     -----------      -----------      ------------

Cash flows from investing activities:
    Additions to buildings, mineral properties mine
        development and mining equipment                (4,913,175)       (771,772)        (555,448)      (13,596,261)
    Increase (decrease) in accounts payable -
        related parties                                    136,496         141,073          (15,709)          307,081
                                                       -----------     -----------      -----------       -----------
        Net cash used in investing activities           (4,776,679)       (630,699)        (571,157)      (13,289,180)
                                                       -----------     -----------      -----------      ------------

Cash flows from financing activities:
    Capital contributions                                7,604,780       2,140,348        2,316,280        25,524,268
                                                       -----------     -----------      -----------      ------------
    Net cash provided by financing activities            7,604,780       2,140,348        2,316,280        25,524,268
                                                       -----------     -----------      -----------      ------------

        Net increase in cash and cash equivalents          95,778          -                -                   5,778

Cash and cash equivalents:
    At beginning of period                               -                 -                -                 -
                                                       -----------     -----------      -----------      ------------
    At end of period                                   $    95,778     $   -            $ -              $     95,778
                                                       ===========     ===========      ===========      ============

Supplemental schedule of non-cash investing and financing activities:

During 1990 and 1992 the Venture acquired mineral  properties and an established uranium  processing  milling  exchange  for the  assumption  of  reclamation liabilities associated with the
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






                    The accompanying notes are an integral
                      part of these financial statements

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                         NOTES TO FINANCIAL STATEMENTS
                                    ------

1.    Organization of the Joint Venture:

      Green Mountain Mining Venture ("GMMV" or the "Venture") is a joint venture with a 30 year life, formed by U.S. Energy Corp. ("USE"), Crested Corp. ("Crested") and Kennecott Uranium Company ("Kennecott"), the Venture partners, to explore for, evaluate, develop, mine and market the mineral resources from the Green Mountain properties located in south-central Wyoming. Kennecott has a 50% interest in GMMV, and USE and Crested ("USECC") collectively have a 50% interest. GMMV was formed June 1, 1990, with each partner contributing its portion of the Green Mountain properties. Kennecott acquired its portion of the Green Mountain properties from USECC in 1990 for a cash payment of $15 million. Thereafter, the partners are required to contribute funds based upon their respective participating interests, subject to certain provisions as provided for in the joint venture agreement.

      Kennecott has agreed to contribute the first $50 million of operating and development expenses pursuant to Management Committee budgets. Kennecott also agreed to pay a disproportionate share (up to an additional $45 million) of GMMV operating expenses, but only out of cash operating margins from sales of processed uranium at more than $24.00/lb (for $30 million of such operating expenses), and from sales of processed uranium at more than $27.00/lb (for the next $15 million of such operating expenses).

      Effective October 29, 1992, Kennecott replaced USECC as manager of the Venture. Kennecott contracts with USECC to perform work on behalf of the Venture.

      On June 23, 1997, Kennecott and USECC signed an Acquisition Agreement wherein USECC agreed to purchase Kennecott's interest in GMMV for $15 million plus the assumption of Kennecott's share of various reclamation and other liabilities. Kennecott paid $4 million to USECC on signing the Acquisition Agreement and under the terms of the Acquisition Agreement is required to provide a line of credit to GMMV of up to $16 million for payment of costs related to the Jackpot mine development and Sweetwater mill preparation work. Amounts advanced under this line of credit bear interest at 10.5% with repayment based upon the cash flow and earnings of GMMV. Any unpaid balance is payable in full no later than June 23, 2010 as long as USECC or its affiliate purchases Kennecott's interest in the GMMV. The line of credit is collateralized by a first mortgage lien against Kennecott's 50% interest in GMMV. Closing of the Acquisition Agreement is subject to several conditions and governmental approvals and must occur by October 1998. Kennecott is entitled to a credit against their original $50 million commitment of two dollars for each dollar provided under the line of credit and the $4 million paid on signing. As of December 31, 1997, Kennecott has approximately $10.8 million remaining to contribute to the Venture for operating and development expenses.


                                  Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                    ------

1.    Organization of the Joint Venture, Continued:

      Through December 31, 1997, the activities of the Venture have consisted primarily of the development and maintenance of the Green Mountain properties. While these activities are expected to continue in the future, additional development at substantially higher annual levels is required prior to the commencement of commercial production. Such commencement is not expected to occur until the venture partners agree that all economic and other conditions justify such commencement. Therefore, the Venture is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

2.    Summary of Significant Accounting Policies:

      All highly liquid securities with a maturity of three months or less are considered to be cash equivalents.

      Mineral properties contributed to the Venture were recorded at the partners' historical cost at the date of contribution. Costs incurred in the acquisition of mineral properties are capitalized and will be either charged to operations on the units-of-production method over the estimated reserves to be recovered or charged to operations at the time the property is sold or abandoned. Mine development costs incurred either to expand the capacity of operating mines, develop new ore bodies or develop mine areas substantially in advance of production are capitalized and will be charged to operations on the units-of-production method over the estimated reserves to be recovered. Amortization of mineral properties and development costs will commence when mining operations start. Mine development costs incurred to maintain production are included in operating costs and expenses.
      Maintenance and holding costs are expensed as incurred.

      The cost of mining equipment, less estimated salvage value, will be depreciated on the units-of- production method over the estimated reserves to be recovered or on the straight-line method over the estimated life of the equipment, whichever is shorter. The cost of buildings will be depreciated on the straight-line method. Depreciation of mining equipment and buildings will commence when mining operations start. Costs of repairs and maintenance are expensed as incurred. Expenditures that substantially extend the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, all applicable costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.


                                  Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                    ------

2.    Summary of Significant Accounting Policies, Continued:

      The Venture evaluates the recoverability of capitalized acquisition and development costs based on the expected undiscounted future net revenues from the related mining properties. An impairment loss will be recorded if the unamortized costs exceed the expected undiscounted future net revenues. The recorded loss will be based on the difference between the unamortized costs and the expected discounted future net revenues from the related mining properties. The Venture believes that uranium prices will reach levels sufficient to justify commencement of commercial production in the future. The Venture also believes the expected undiscounted future net revenues from the Green Mountain properties will be sufficient to allow recoverability of these capitalized costs, assuming commencement of commercial production.

      The estimated net future costs of dismantling, restoring and reclaiming operating mines which result from future mining operations will be accrued during such operations. The provision will be made using the units-of-production method over the estimated reserves to be recovered and estimated costs at the balance sheet date. The effect of changes in estimated costs and production will be recognized on a prospective basis.

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

      Certain amounts in 1996 have been reclassified for comparability to 1997 amounts.



                                  Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                    ------

3.    Property and Equipment:

      USECC conducts operations at the mine site on behalf of the Venture. All accounts payable are due to USECC for costs incurred by USECC in the normal course of business on behalf of GMMV. Through December 31, 1997 Kennecott had reimbursed USECC for substantially all development costs incurred.

      The cost of building, mineral properties and mine development and mining equipment incurred by each of the Venture partners are as follows:

                                                                Period from
                                                                 inception
                                                              (June 1, 1990)
                            Year ended December 31,           to December 31,
                    --------------------------------------    ---------------
                      1997           1996           1995           1997
                      ----           ----           ----           ----

      USECC         $4,913,175    $  740,175     $  511,822    $ 10,864,080
      Kennecott     -                 31,597         43,626       2,732,181
                    ---------     ----------     ----------    ------------

      Total         $4,913,175    $  771,772     $  555,448    $ 13,596,261
                    ==========    ==========     ==========    ============

      In December 1990, GMMV acquired additional mineral properties in exchange for the assumption of reclamation liabilities associated with those properties of $7.3 million. In 1992, GMMV acquired an established uranium processing mill (the Sweetwater Mill) in exchange for the assumption of reclamation liabilities associated with this property of $16.3 million. Such amounts represent the estimated costs at the acquisition date to reclaim these properties. Kennecott, on behalf of GMMV, is self-bonded in the amount of $24.3 million, which is payable to the Wyoming Department of Environmental Quality ("WDEQ") and the U.S. Nuclear Regulatory Commission in the event GMMV does not properly reclaim the above properties or violates the Wyoming Environmental Quality Act. Before the earlier of January 1, 2001, or resumption of production, if the GMMV is required to incur reclamation or environmental costs, the seller of the mill will be liable for the first $8 million of these costs at the Sweetwater Mill.

      The Venture properties include state leases which will expire in May 2001 and October 2006. All fees required to hold these unpatented mining claims have been paid to the state of Wyoming as of December 31, 1997.



                                  Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                    ------

3.    Property and Equipment, Continued:

      At December 31, 1997 and 1996, costs capitalized as property and equipment are composed of the following:

                                           1997              1996
                                       -----------       -----------
            Acquisition costs          $39,347,000       $39,347,000
            Development costs           13,596,261         8,683,086
                                       -----------       -----------

                                       $52,943,261       $48,030,086
                                       ===========       ===========

      Acquisition costs include the partners' initial contribution of mineral properties and buildings recorded at the contributing partners' historical cost of $15,727,000 and mineral properties and buildings acquired in exchange for the assumption of reclamation liabilities totaling $23,620,000.

4.    Contingencies:

      In June 1994, Kennecott was served with a complaint filed by Nukem Inc. (Nukem) and Cycle Resource Investment Corporation (Cycle). The complaint alleged that when Kennecott entered into the Green Mountain Mining Venture with USE on June 1, 1990, Kennecott interfered with a Uranium Marketing Agreement (UMA) between Nukem and USE and the Sheep Mountain Partners Partnership Agreement (SMPA) between USE and Cycle. Nukem and Cycle were each seeking damages in excess of $14 million and punitive damages.

      The case was stayed pending the conclusion of an arbitration proceeding between Cycle, Nukem and USE. The arbitration panel entered its order in April 1996, and the stay in this case was lifted. The arbitration panel held against Nukem in material respects stating that, even if the UMA had been breached, Nukem suffered no damages thereby. The panel denied the relief that Cycle sought for alleged breach of the SMPA. Accordingly, on January 6, 1997, Kennecott filed a motion for summary judgment contending, among other things, that the arbitration findings collaterally estop all claims asserted by Nukem and Cycle. On August 22, 1997 the trial court granted Kennecott's motion for summary judgement and dismissed the claims of Nukem and Cycle. Following the motion, the parties agreed to settle the case, and in February 1998 a settlement agreement was signed which resulted in both parties agreeing to suspend all litigation and claims against each other.


                                  Continued

                         GREEN MOUNTAIN MINING VENTURE
                  (A Joint Venture in the Development Stage)

                   NOTES TO FINANCIAL STATEMENTS, Continued
                                    ------

5.    Subsequent Events:

      In 1996, the U.S. government adopted the "USEC Privatization Act of 1996" to privatize the U.S. Enrichment Corp. In July 1998, in a S-1 Registration Statement filed with U.S. Securities and Exchange Commission, USEC Inc. disclosed its planned sale of significant quantities of uranium in the U.S. marketplace. Accordingly, forecasted demand for uranium and forecasted uranium sales prices have decreased in the short-term. As a result, GMMV has halted development activities at the Jackpot Mine, and has placed the facility on active standby.