Form 10-Q
period 1998-08-31
US ENERGY CORP
filed 1998-10-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal quarter ended August 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Wyoming                                            83-0205516
---------------------------------------------          -------------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                              Identification No.)

877 North 8th West, Riverton, WY                            82501
---------------------------------------------          -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (307) 856-9271
                                                   ----------------
                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

         Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X               NO ___

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at October 14, 1998
---------------------------------------     ------------------------------------
    Common stock, $.01 par value                    7,763,953 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Condensed Consolidated Balance Sheets
         August 31, 1998 and May 31, 1998...................................3-4

         Condensed Consolidated Statements of
         Operations Three Months Ended
         August 31, 1998 and 1997.............................................5

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended August 31, 1998 and 1997........................6-7

         Notes to Condensed Consolidated
         Financial Statements.................................................8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................9-12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................13-14

ITEM 5.  Other Information...................................................14

ITEM 6.  Exhibits and Reports on Form 8-K....................................14

         Signatures..........................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            August 31,         May 31,
                                                              1998              1998
                                                              ----              ----
                                                           (Unaudited)
CURRENT ASSETS:
    Cash                                                  $  7,401,900      $  5,650,500
    Accounts receivable
        Trade                                                  156,900           195,800
        Affiliates                                           3,261,200         1,878,400
    Current portion of long-term
        notes receivables                                      335,800           335,800
    Assets held for resale and other                         1,235,500         1,100,800
    SMP settlement receivable, net                                --           5,026,000
    Inventory                                                  142,300           113,700
                                                          ------------      ------------
        TOTAL CURRENT ASSETS                                12,533,600        14,301,000

INVESTMENTS
    Affiliates                                                 829,400           871,800
    Restricted investments                                   8,961,900         8,889,100
                                                          ------------      ------------
                                                            13,596,500        13,505,900

PROPERTIES AND EQUIPMENT                                    31,242,500        31,256,600
    Less accumulated depreciation,
    depletion and amortization                             (12,003,800)      (11,806,300)
                                                          ------------      ------------
                                                             5,953,800         6,040,900

OTHER ASSETS:
    Accounts and notes receivable:
        Real estate sales, net of valuation allowance          676,100           398,000
        Employees                                               36,100           352,000
        Other                                                    1,000             1,800
    Deposits and other                                         720,600           755,100
                                                          ------------      ------------
                                                             1,433,800         1,506,900
                                                          ------------      ------------

                                                          $ 42,997,400      $ 45,019,100
                                                          ============      ============



            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 August 31,          May 31,
                                                    1998              1998
                                                    ----              ----
                                                 (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses       $  1,244,000      $  1,836,400
    Deferred GMMV purchase option                  4,000,000         4,000,000
    Current portion of long-term debt                426,700           225,700
                                                ------------      ------------
        TOTAL CURRENT LIABILITIES                  5,670,700         6,062,100

LONG-TERM DEBT                                       246,400           278,200

RECLAMATION LIABILITIES                            8,778,800         8,778,800

OTHER ACCRUED LIABILITIES                          4,173,100         4,266,800

DEFERRED TAX LIABILITY                             1,144,800         1,144,800

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES                 4,313,700         4,561,300

FORFEITABLE COMMON STOCK
    $.01 par value; 312,378 shares issued,
    forfeitable until earned                       2,473,600         2,473,600

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
        authorized, 100,000 shares;
        none issued or outstanding                      --                --
    Common stock, $.01 par value;
        20,000,000 shares authorized;
        7,523,492 shares issued                       75,200            75,200
    Additional paid-in capital                    28,526,200        28,526,200
    Accumulated deficit                           (9,017,300)       (7,760,100)
    Treasury stock, 865,943 shares, at cost       (2,460,800)       (2,460,800)
    Unallocated ESOP contribution                   (927,000)         (927,000)
                                                ------------      ------------
                                                  16,196,300        17,453,500
                                                ------------      ------------
                                                $ 42,997,400      $ 45,019,100
                                                ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                 Three Months Ended
                                                     August 31,
                                           ----------------------------
                                              1998              1997
                                              ----              ----
REVENUES:
    Mineral revenue                        $    49,100      $   916,200
    Commercial revenues                      1,543,100        1,559,300
    Oil sales                                   19,000           48,500
    Management and other fees                  318,000          148,900
    Interest                                   179,900          187,000
    Gain on sales of assets                     54,300              700
                                           -----------      -----------
                                             2,163,400        2,860,600
                                           -----------      -----------
COSTS AND EXPENSES:
    Mineral operations                         654,400          374,900
    Construction costs                           6,300           11,700
    Commercial operations                      957,900          837,800
    General and administrative               2,010,500          611,700
    Oil production                              22,100           14,500
    Interest                                    16,600           15,900
                                           -----------      -----------
                                             3,667,800        1,866,500
                                           -----------      -----------

(LOSS) INCOME BEFORE MINORITY INTEREST
    AND EQUITY IN LOSS OF AFFILIATES        (1,504,400)         994,100

MINORITY INTEREST IN LOSS (INCOME)
    OF CONSOLIDATED SUBSIDIARIES               260,700         (146,500)

EQUITY IN LOSS OF AFFILIATES - NET             (13,500)        (163,800)
                                           -----------      -----------

(LOSS) INCOME BEFORE PROVISION
    FOR INCOME TAXES                        (1,257,200)         683,800

PROVISION FOR INCOME TAXES                        --               --
                                           -----------      -----------

NET (LOSS) INCOME                          $(1,257,200)     $   683,800
                                           ===========      ===========

NET (LOSS) INCOME
    PER SHARE BASIC AND DILUTED            $      (.18)     $       .10
                                           ===========      ===========

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                       6,969,927        6,816,892
                                           ===========      ===========



            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                         August 31,
                                                               ----------------------------
                                                                   1998              1997
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $(1,257,200)     $   683,800
  Adjustments to reconcile net (loss) income to
      net cash provided by (used in) operating activities:
      Minority interest in (loss) income
         of consolidated subsidiaries                             (260,700)         146,500
      Depreciation, depletion and amortization                     203,200          229,800
      Equity in loss of affiliates                                  13,500          163,800
      Gain on sale of assets                                       (54,300)            --
      Non-cash compensation                                           --             65,600

      Other                                                         34,500          (46,100)
  Net changes in components
   of working capital                                            2,832 700       (1,912,600)
                                                               -----------      -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                          1,511,700         (669,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                                  (1,700)            (900)
  Proceeds from sale of property and equipment                     203,900             --
  Increase in restricted investments                                  --           (162,400)
  Purchase of property and equipment                              (139,500)         (57,900)
  Change in note receivable                                         38,600           59,400
  Investments in affiliates                                        (30,800)        (238,500)
  Deferred GMMV purchase option                                       --          4,000,000
                                                               -----------      -----------

NET CASH PROVIDED BY
  INVESTING ACTIVITIES                                              70,500        3,599,700

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options for common stock                                --             40,000
  Proceeds from long-term debt                                     201,000             --
  Payment on long-term debt                                        (31,800)         (93,800)
                                                               -----------      -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                             169,200          (53,800)
                                                               -----------      -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                           1,751,400        2,876,700

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                            5,650,500        1,416,900
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                $ 7,401,900      $ 4,293,600
                                                               ===========      ===========


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                       August 31,
                                                              -----------------------------
                                                                  1998             1997
                                                                  ----             ----
SUPPLEMENTAL DISCLOSURES:

Income tax paid                                               $    --           $    --
                                                              ============      ===========

Interest paid                                                 $     16,600      $    15,900
                                                              ============      ===========


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1) The Condensed Consolidated Balance Sheet as of August 31, 1998, the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 1998 and 1997 have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1998, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the period then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Registrant as of August 31, 1998 and May 31, 1998, the results of operations and cash flows for the three months ended August 31, 1998 and 1997, and the cash flows for the three months then ended.

         2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10- K. The results of operations for the periods ended August 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

         3) The consolidated financial statements of the Registrant include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Registrant and 50% by the Registrant's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (52%), Plateau Resources Limited (100%) Sutter Gold Mining Co. (59%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

         4) Accrued reclamation obligations and standby costs of $12,951,900 are the Registrant's share of a reclamation liability at the SMP mining properties and the full obligation at the Shootaring Uranium Mill.
The reclamation work may be performed over several years.

         5) In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Company's previously reported net income (loss) per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended August 31, 1998, the Registrant received $5,026,000 cash as a result of a partial settlement of Sheep Mountain Partners ("SMP") arbitration. This increased the cash position of the Registrant at August 31, 1998 to $7,401,900 or a net increase for the quarter in cash of $1,751,400. Other increases in components of working capital were increases in Assets held for resale and Other assets of $134,700 and Accounts Receivable Affiliates of $1,382,800. Other current assets increased primarily as a result of certain annual prepaid insurance premiums being paid during the quarter ended August 31, 1998. Accounts Receivable Affiliates increased due to the Registrant and Crested Corp. ("Crested") advancing funds for the Green Mountain Mining Venture ("GMMV") operations that have not yet been reimbursed by the GMMV from the proceeds of the loan from Kennecott Uranium Company ("KUC").

         The Current portion of long term debt increased by $201,000 during the quarter ended August 31, 1998. This increase in debt was as a result of financing the Registrant and Crested"s annual insurance premium. The purchase option that the Registrant and Crested received during Fiscal 1998 of $4 million is carried as a current liability. If the GMMV Acquisition Agreement is successfully concluded this amount will be credited against the $15 million purchase price at the time of closing.

         Increased cash reserves were partially consumed by operations in the amount of $1,511,700. Cash was also used in investing activities to purchase equipment, $139,500, and increase the investment in certain subsidiaries, $30,800. Cash was generated from the sale of certain equipment, $203,900, and increased long term debt of $201,000. Cash was also consumed in the payment of bonuses to four of the Registrant's employees as recognition of the extraordinary dedication they had given to their work in the SMP arbitration/litigation. The amount of cash consumed in these bonuses which included taxes due was $561,000. These changes resulted in a net increase of $1,751,400 in cash for a cash balance as of August 31, 1998 of $7,401,900 as compared to a cash balance of $5,650,500 at August 31, 1997.

CAPITAL RESOURCES

         GENERAL: The primary source of the Registrant's capital resources for the remaining nine months of fiscal 1999 are the cash on hand at August 31, 1998; the potential receipt of cash from the SMP Arbitration Award once the 10th Circuit Court of Appeals rules on the Nukem appeal; possible equity financing from affiliated companies, and proceeds under the line of credit. Additionally, the Registrant and Crested will continue to offer for sale various non-core assets such as, lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

         LINE OF CREDIT: The Registrant and Crested have a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Registrant and Crested. It is anticipated that this line of credit may be used to finance short term working capital needs.

         FINANCING: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium among other conditions. As of August 31, 1998, the prices for these metals remained depressed and it is not known when they will recover. The

Registrant and Crested continue to be optimistic concerning the future markets for these metals but can not accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, working capital of the Registrant and Crested will be impacted negatively due to holding costs of the properties and the ability to raise equity funding could be impaired.

         SUMMARY: The Registrant believes that cash on hand at August 31, 1998 as well as proceeds from its line of credit, if needed, will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions and development of the Registrant's mineral properties.

CAPITAL REQUIREMENTS

         GENERAL: The primary requirements for the Registrant's working capital during fiscal 1999 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP mineral properties, payments of holding fees for mining claims, the Registrant's portion of the costs associated with the GMMV properties and corporate general and administrative expenses.

         SGMC: The Registrant owns a majority interest in SGMC and is therefore potentially responsible for the ongoing administrative and development costs of the properties owned by SGMC. The Registrant is therefore assisting SGMC in its efforts to secure financing to place the properties into production. SGMC has sufficient cash reserves to fund its ongoing permitting and administrative expenses. It is anticipated that an additional $15 million is needed to complete the development of the mine and construction of the cyanide- flotation mill. Prior to the time that such construction and development costs are undertaken SGMC will require either additional debt or equity financing.

         Due primarily to the sustained decline in gold prices during Fiscal 1998, the Registrant recorded a $1,500,000 impairment on its investment in SGMC. If financing is not obtained in fiscal 1999 and/or gold prices further decline from present levels, the Registrant will reevaluate the need for an additional impairment on its investment in SGMC, which includes the Stock Purchase Warrant that is contingent on SGMC identifying ounces of gold in excess of 300,000 ounces. The Registrant acknowledges that it may be required to record a significant impairment under Generally Accepted Accounting Principles should financing not be obtained by SGMC to develop the project or if gold prices decline further. As of the three months ended August 31, 1998, the Registrant was continuing its search for development capital.

         SMP: As part of a settlement agreement reached during the fourth quarter of 1998, the SMP mines and associated properties were transferred to the Registrant and Crested. The holding and reclamation costs associated with these mining properties are the responsibility of the Registrant and Crested. The holding costs historically have been approximately $85,000 per month. The Registrant and Crested continue to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the SMP properties are covered by a reclamation bond which is secured by the pledge of certain of the Registrant and Crested's real estate assets. The dollar amount for the reclamation bond is reviewed annually by State regulatory agencies. The
Registrant's portion of the reclamation liability on the SMP properties is $1,451,800 and is shown as such in the long term liability section of its balance sheet.

         It is not anticipated that the SMP properties will be placed into production during Fiscal 1999. The Registrant and Crested have determined that the SMP mining properties should be maintained and prepared for production in the future when the price of uranium increases into the $15 per pound range or at such time as the Registrant and Crested are able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill which is owned and operated by the GMMV, is placed into production. There are no major reclamation obligations during the balance of Fiscal 1999 that the Registrant and Crested are aware of on the properties.

         In addition to receiving the SMP mining properties back in the settlement of a portion of the SMP arbitration issues, the Registrant and Crested also received one of the market related delivery contracts which had previously belonged to SMP. There is one delivery under this contract during the third quarter of Fiscal 1999. The delivery requirement was sold to a third party and the Registrant and Crested will make a nominal amount of profit on the sale during the third quarter of 1999. As of August 31, 1998, the Registrant has no additional delivery or financing commitments for the sale or purchase of uranium during Fiscal 1999.

         GMMV: During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties have made the financing of the acquisition of Kennecott's interest in the GMMV more difficult. The Registrant and Crested have until October 31, 1998 to complete the financing efforts to purchase Kennecott's interest. It appears unlikely that the financing will be successfully completed and the Acquisition Agreement, which was signed on June 23, 1997, will expire on October 31, 1998.

         After October 31, 1998 the mines and the mill will continue to be maintained. Kennecott's obligation to fund the first $50 million in expenditures is now satisfied and the Registrant and Crested will be obligated to fund their 50% of the ongoing costs. The Management Committee of the GMMV is currently discussing what level of expenditures should be made to maintain the properties. A final decision on these expenditures has not been reached but the Registrant, Crested and Kennecott are desirous that the expenses be held to a minimum. It is anticipated that if the annual expenditures do not exceed $2 million for standby and maintenance that the Registrant and Crested will be able to fund their portion of this commitment through fiscal 1999.

         Expenditures through July 1998 were covered under the $16 million dollar loan from Kennecott Energy pursuant to the Acquisition Agreement. As of the filing of this report, all these loan proceeds had not been paid to the Registrant and Crested by the GMMV for costs incurred. The Management Committee of GMMV is currently evaluating the billings and it is anticipated that they will be completely resolved in the second quarter of Fiscal 1999.

         PLATEAU: Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. Additionally Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill. The Registrant and Crested are currently working to obtain the necessary permits from the NRC and State of Utah to place the Shootaring mill into production. The Registrant and Crested are seeking debt or equity financing of between $6 million and $9 million to put the mill and Tony M mine into production. Until such time as the financing is received and profitable contracts are obtained, the Registrant and Crested will not put the properties owned by Plateau into production. Historically, the net holding costs of the Plateau properties have been $70,000 per month.

         YELLOW STONE FUELS CORP. ("YSFC"): In Management's opinion, YSFC has sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. As of August 31, 1998, YSFC owed the Registrant and Crested $400,000 on a convertible promissory note plus interest at 10% per annum. YSFC is indebted to the Registrant and Crested for the promissory note, the interest accrued on the note and additional amounts that the Registrant and Crested have advanced for YSFC for a total indebtedness at August 31, 1998 of $709,900. YSFC has sufficient cash on hand to retire this indebtedness. YFSC has indicated its desire to pay the total indebtedness in cash but it is not certain that a cash payment will occur as YSFC may elect, at its option, to pay the promissory note with shares of its common stock.

         TERM DEBT: Debt to non-related parties at August 31, 1998 was $673,100 as compared to $503,900 at August 31, 1997. The increase in debt to non-related parties consists primary of debt due on the financing of annual insurance premiums and various purchases of equipment. The for the purchase of heavy equipment bears different interest rates and has various maturity dates. All payments on the debt are current.

         RECLAMATION OBLIGATIONS: It is not anticipated that any of the Registrant's working capital will be used in Fiscal 1999 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Registrant owns an interest of will enter the reclamation phase prior to May 31, 1999.

         OTHER: The Registrant and Crested currently are not in production on any mineral properties, and development work continues on several of their major investments. The Registrant and Crested are not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. The Registrant and Crested are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

         The tax years through May 31, 1992 are closed after audit by the IRS. On October 5, 1998 the Registrant and USE met with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1993 and 1994. The Registrant and Crested have resolved all outstanding issues for those years without incurring any cash commitments for additional taxes due. The IRS is currently concluding its review of Fiscal 1995 and 1996 for the companies but no final reports have been issued so no representations can be made as to their ultimate outcome.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO
THREE MONTHS ENDED AUGUST 31, 1997

         During the three months ended August 31, 1998, revenues decreased from those revenues reported during the same period of the previous year by $697,200 to total revenues of $2,163,400. The major reduction resulted from the Registrant not receiving any revenues from the delivery of uranium on one SMP contract. During the quarter ended August 31, 1997, the Registrant recognized $858,600 in revenue from the profits derived from a SMP contract delivery. No such revenues were recognized during the three months ended August 31, 1998.
Revenues from Management Fees increased by $169,100 during the three months ended August 31, 1998 over the same period of the previous year as a result increased expenditures at the GMMV on which the Registrant recognized a management fee.

         Costs and expenses for the quarter ended August 31, 1998 increased by $1,801,300 over the same period of the previous year. The increase in costs primary came as a result of increased activity on mineral properties and commercial operations along with an increase in general and administrative overhead to supervise the increased activity and the bonuses paid as discussed above. The projects which are being developed, are currently not in the production phase so are not generating cash flow. With the decline in the market price of uranium, it is not anticipated that the properties will be placed into production in Fiscal 1999. A decision was however made in July 1998 to place the GMMV mines on active standby. The Registrant is therefore anticipating reductions in costs.

         As a result of the reduced revenues and increased costs discussed above, operations for the quarter ended August 31, 1998 resulted in a loss of $1,257,200 or $0.18 per share as compared to a profit of $683,800 or $0.10 per share for the quarter ended August 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

         In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association, ("AAA") for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

         Following hearings before a three member panel of the AAA, the Panel entered an Order and Award in April 1996 and supplemented in July 1996, which were ultimately confirmed by the U.S. District Court of Colorado. Please see"Item 3. Legal Proceedings" of the Registrant's 1998 Form 10-K for more details of this arbitration/litigation. Nukem appealed the decision of the U.S. District Court to the 10th Circuit Court of Appeals and on September 24, 1998, oral arguments were made to a three judge panel. The Court has not yet ruled on the appeal.

TICABOO TOWNSITE LITIGATION.

         In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested and others in Utah State Court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE. USE has filed motions including a motion for judgment notwithstanding the verdict ("JNOV"), and the motions are pending. USE intends to appeal the judgment if the motion for JNOV is not granted.

BGBI LITIGATION

         USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor. Please see "Item 3, Legal Proceedings" of Registrant's 1998 Form 10-K for more details of this litigation. The record on appeal has been filed with the Nevada Supreme Court and the Registrant, USE and Parador have until January 26, 1999 to file their opening brief and appendix.

DEPARTMENT OF ENERGY LITIGATION

         On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. Please see "Item 3. Legal Proceedings" of Registrant's 1998 Form 10-K for more details of this litigation. The DOE has filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc.
must be joined as an indispensable party.  The motion is pending.

CONTOUR DEVELOPMENT LITIGATION

         On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate. Please see "Item 3. Legal Proceedings" of Registrant's 1998 Form 10-K for more details on this litigation. USE has filed an Amended Complaint adding additional parties defendant and no responsive pleading has been filed to the Amended Complaint.


ITEM 5.  OTHER INFORMATION

         On September 28, 1998 the Registrant announced that it would begin purchasing up to 500,000 shares of its common shares in the open market. The purchase of shares will take place over time and will depend on the market price of the Registrant's common shares. The purchases will be made from cash on hand and future earnings. As of the date of the filing of this report the Registrant had purchased a total of 19,000 common shares at a purchase price of $51,006.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.  None.

         (b) Reports on Form 8-K. The Registrant did not file any Reports on Form 8-K during the quarter ended August 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                 U.S. ENERGY CORP.
                                                 (Registrant)


Date:  October 14, 1998                     By:     /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer
                                                 and Chairman



Date:  October 14, 1998                     By:     /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer