Form 10-Q
period 1998-11-30
US ENERGY CORP
filed 1999-01-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1998 or
[ ] Transition report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission file number  0-6814
                       --------

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Wyoming                                                83-0205516
--------------------------------------                     ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                            82501
--------------------------------------                     ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (307) 856-9271
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

                       YES     X               NO
                            ------                -------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at January 14, 1999
------------------------------------        ------------------------------------
    Common stock, $.01 par value                    7,718,253 Shares

                       U.S. ENERGY CORP. and SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Condensed Consolidated Balance Sheets
            November 30, 1998 and May 31, 1998.............................3-4

            Condensed Consolidated Statements of
            Operations Six Months Ended
            November 30, 1998 and 1997.......................................5

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended November 30, 1998 and 1997....................6-7

            Notes to Condensed Consolidated
            Financial Statements.............................................8

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................9-13

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings............................................14-15
ITEM 4.     Submission of Matters to be a Vote of Security Holders. . . . . 16
ITEM 5.     Other Information...............................................16

ITEM 6.     Exhibits and Reports on Form 8-K................................16

            Signatures......................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                November 30,          May 31,
                                                    1998               1998
                                               --------------      -------------
                                                (Unaudited)
CURRENT ASSETS:
   Cash and Cash Equivalents                      $5,900,800         $5,650,500
   Accounts and notes receivable:
     Trade                                           169,600            195,800
     Affiliates                                    2,234,800          1,878,400
     Current portion of long-term
          notes receivables                          335,800            335,800
   Assets held for resale and other                1,256,600          1,100,800
   SMP settlement receivable, net                    - -              5,026,000
   Inventory                                         152,400            113,700
                                                 -----------         -----------
     TOTAL CURRENT ASSETS                         10,050,000         14,301,000

INVESTMENTS
   Affiliates                                        664,900            871,800
   Restricted investments                          9,075,900          8,889,100
                                                 -----------         -----------
                                                   9,740,800          9,760,900

PROPERTIES AND EQUIPMENT                          31,294,900         31,256,600
   Less accumulated depreciation,
   depletion and amortization                    (12,185,100)       (11,806,300)
                                                 -----------         -----------
                                                  19,109,800         19,450,300

OTHER ASSETS:
   Accounts and notes receivable:
     Real estate sales, net of valuation allowance   353,700            398,000
     Employees                                       361,000            352,000
     Other                                             1,000              1,800
   Deposits and other                                683,500            755,100
                                                 -----------        -----------
                                                   1,399,200          1,506,900
                                                 -----------        -----------
                                                 $40,299,800        $45,019,100
                                                 ===========        ===========



            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                November 30,          May 31,
                                                    1998               1998
                                               -------------       -------------
                                                (Unaudited)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses         $1,083,000          $1,836,400
   Deferred GMMV purchase option                  4,000,000           4,000,000
   Current portion of long-term debt                340,500             225,700
                                                ------------       -------------
     TOTAL CURRENT LIABILITIES                    5,423,500           6,062,100

LONG-TERM DEBT                                      203,700             278,200

RECLAMATION LIABILITIES                           8,860,900           8,778,800

OTHER ACCRUED LIABILITIES                         3,983,300           4,266,800

DEFERRED TAX LIABILITY                            1,144,800           1,144,800

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES                4,125,000           4,561,300

FORFEITABLE COMMON STOCK
   $.01 par value; 312,378 shares issued,
   forfeitable until earned                       2,473,600           2,473,600

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     authorized, 100,000 shares,
     none issued or outstanding                       --                  --
   Common stock, $.01 par value;
     20,000,000 shares authorized;
     7,523,492 shares issued and outstanding         75,200              75,200
   Additional paid-in capital                    28,526,200          28,526,200
   Accumulated deficit                          (11,004,800)         (7,760,100)
   Treasury stock, 911,643 shares, at cost       (2,584,600)         (2,460,800)
   Unallocated ESOP contribution                   (927,000)           (927,000)
                                                -----------         ------------
                                                 14,085,000          17,453,500
                                                -----------         ------------
                                                $40,299,800         $45,019,100
                                                ===========         ===========


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                  Three Months Ended         Six Months Ended
                                     November 30,              November 30,
                               ------------------------ ------------------------
                                     1998        1997       1998         1997
                                     ----        ----       ----         ----

REVENUES:
   Mineral revenue             $    35,600  $   52,900 $   84,700   $   969,100
   Commercial revenues             451,800     850,200  1,994,900     2,409,500
   Oil sales                        34,700      28,100     53,700        76,600
   Management and other fees        72,700     197,100    390,700       346,000
   Interest                        254,400     175,800    434,300       362,800
   Gain on sales of assets           --           (900)    54,300          (200)
                               -----------  ----------- ----------  ------------
                                   849,200   1,303,200  3,012,600     4,163,800
                               -----------  ----------- ----------  ------------
COSTS AND EXPENSES:
   Mineral operations             $531,600     348,300  1,186,000       723,200
   Commercial operations           865,400     799,700  1,823,300     1,637,500
   General and administrative    1,413,000     798,000  3,423,500     1,409,700
   Oil production                   16,900      29,000     39,000        43,500
   Interest                         14,800      17,000     31,400        32,900
   Construction costs                9,200      10,400     15,500        22,100
                               ------------ ----------- ----------  ------------
                                 2,850,900   2,002,400  6,518,700     3,868,900
                               ------------ ----------- ----------  ------------

(LOSS) INCOME BEFORE
   MINORITY INTEREST AND
   EQUITY IN LOSS OF AFFILIATES (2,001,700)   (699,200)(3,506,100)      294,900

MINORITY INTEREST IN LOSS
    (INCOME) OF CONSOLIDATED
    SUBSIDIARIES                    44,300      83,900    305,000       (62,600)

EQUITY IN LOSS OF AFFILIATES-NET   (30,100)   (242,500)   (43,600)     (406,300)
                               ------------ ----------- -----------  -----------

LOSS BEFORE FOR INCOME TAXES    (1,987,500)   (857,800)  (3,244,700)   (174,000)

PROVISION FOR INCOME TAXES          --          --          --           --
                               ------------ ----------- -----------  -----------

NET LOSS                       $(1,987,500) $ (857,800) $(3,244,700) $ (174,000)
                               ============ =========== ============ ===========

NET LOSS
   PER SHARE BASIC AND DILUTED  $    ($.26) $    (0.13) $     (0.42) $    (0.03)
                               ============ =========== ===========  ===========

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING             7,741,096  6,850,913    7,752,587   6,821,138
                               ============ =========== ===========  ===========


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                            November 30,
                                                     ---------------------------
                                                        1998            1997
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $(3,244,700)    $  (174,000)
  Adjustments to reconcile net (loss) income to
    net cash provided by (used in) operating activities:
    Minority interest in (loss) income
       of consolidated subsidiaries                    (305,000)         62,600
    Increase in Reclamation Liabilities                  82,100           --
    Depreciation, depletion and amortization            384,500         481,800
    Equity in loss of affiliates                         43,600         406,300
    Gain on sale of assets                              (54,300)            200
    Other                                                71,600         (46,200)
  Net changes in components
   of working capital                                 3,464 500      (1,127,700)
                                                     ----------      -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                 442,300        (397,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                       (5,000)        (14,500)
  Proceeds from sale of property and equipment          203,900           4,000
  Increase in restricted investments                   (186,800)       (259,400)
  Purchase of property and equipment                   (188,600)       (875,100)
  Change in note receivable                              36,100          23,000
  Investments in affiliates                              31,900        (345,700)
  Deferred GMMV purchase option                           --          4,000,000
-                                                    -----------     -----------

NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                 (108,500)      2,532,300

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of options for common stock                    --            220,000
  Proceeds from long-term debt                          201,000         160,900
  Purchase of treasury stock                           (123,800)           --
  Payment on long-term debt                            (160,700)       (211,100)
                                                     ----------      -----------
NET CASH (USED IN)
  FINANCING ACTIVITIES                                  (83,500)        169,800
                                                     ----------      -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                  250,300       2,305,100

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 5,650,500       1,416,900
                                                     ----------      ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $5,900,800      $3,722,000
                                                     ==========      ==========


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                            November 30,
                                                    ----------------------------
                                                        1998            1997
                                                        ----            ----
SUPPLEMENTAL DISCLOSURES:

Income tax paid                                     $   21,000       $    --
Interest paid                                       $   31,400       $   15,900
                                                     =========        =========


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1998 and the Condensed Consolidated Statements of Operations for the three and six months and Cash Flows for the six months ended November 30, 1998 and 1997 have been prepared by the Registrant without audit. The Condensed Consolidated Balance Sheet as of May 31, 1998, has been taken from the audited financial statements included in the Registrant's Annual Report on Form 10-K for the year then ended. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant and its subsidiaries as of November 30, 1998 and May 31, 1998, the results of operations for the three and six months ended November 30, 1998 and 1997, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10-K. The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     4) Deferred income at November 30, 1998 and 1997 consists of the $4,000,000 Signing Bonus received when the Registrant and its subsidiary, Crested entered into an Acquisition Agreement with Kennecott Uranium Company to acquire properties. The amount was forfeitable until certain actions are taken by the Registrant and Crested (See GMMV discussion in Item 2).

     5) Accrued reclamation obligations and standby costs of $12,844,200 are the Registrant's share of a reclamation liability at the SMP mining properties and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties abandoned. It is not anticipated that either of these events will occur for sometime into the future.

     6) In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Registrant's previously reported net income (loss) per common share.

     7) Certain reclassifications have been made in the May 31, 1998 financial statements to conform to the classifications used in November 30, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the six months ended November 30, 1998, the Registrant and its subsidiary Crested Corp. ("Crested") received $5,026,000 in cash as a result of a partial settlement of Sheep Mountain Partners ("SMP") arbitration. Primarily as a result of receiving these funds the cash position of the Registrant increased to $5,900,800 at November 30, 1998 from $5,650,500 at May 31, 1998.
Other increases in components of working capital were increases in Assets held for resale and Other assets of $155,800 and Accounts Receivable Affiliates of $356,400. The components of the increase in assets held for resale and other assets was an increase of $134,400 in prepaid insurance and $21,400 improvements in assets held for sale by the Registrant's subsidiary Plateau Resources Ltd. ("Plateau"). Accounts Receivable Affiliates increased due to the Registrant and Crested advancing funds for the Green Mountain Mining Venture ("GMMV") operations. These advances had not yet been reimbursed by the GMMV at November 30, 1998, due to certain differences of opinion between the GMMV participants relating to allowable charges under the temporary standby status of the GMMV properties. As of December 31, 1998, the majority of these advances had been repaid by the GMMV. The Registrant, Crested and Kennecott continue to work on resolving the balance of the funds due the Registrant and Crested. Inventories also increased by $38,700 as a result of operational needs of the Registrant's subsidiaries Plateau and Western Executive Air, Inc.

     The Current portion of long term debt increased by $114,800 during the six months ended November 30, 1998. This increase in debt was as a result of financing the Registrant and Crested"s annual insurance premium. Total long term debt as a result of the financing of these insurance premiums along with other minor financings resulted in an increase of $201,000 in long term debt. During the six months ended November 30, 1998, there was also a reduction of long term debt through cash payments of $160,700 for a net increase in long term debt of $40,300.

     During the six months ended November 30, 1998, the Registrant and its consolidated subsidiaries purchased a various pieces of mining equipment for a total of $188,600. In the normal course of evaluating equipment needs, the Registrant and its subsidiary also received $203,900 in proceeds from the sale of various pieces of equipment that were no longer needed to complete the operations of the Registrant and its subsidiaries.

     During the six months ended November 30, 1998, the Registrant purchased a total of 45,700 shares of its common stock from the open market at a total purchase price of $123,800. These purchases were made under a stock repurchase plan which was announced on September 28, 1998.

     As part of the agreements to purchase Kennecott's interest in the GMMV, the Registrant and Crested received a $4,000,000 signing bonus. This amount is carried as a deferred purchase option until such time as the anticipated acquisition of the Kennecott interest is concluded or standby costs are offset against the $4,000,000 deferred income until it is reduced to zero.



Capital Resources

     General: The primary source of the Registrant's capital resources for the remaining six months of Fiscal 1999 are the cash on hand at November 30, 1998; the potential receipt of cash from the SMP Arbitration Award, possible equity financing from affiliated companies, and proceeds under the line of credit after it is renewed. Additionally, the Registrant and Crested will continue to offer for sale various non-core assets such as, lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales, also will provide cash.

     Line of Credit: The Registrant and Crested have had a $1,000,000 line of credit with a commercial bank. The line of credit was secured by various real estate holdings and equipment belonging to the Registrant and Crested. The Registrant and Crested are currently negotiating with the commercial bank to increase the line of credit. No assurance can be given that the line of credit will be increased. The commercial bank however has given initial indications that at a minimum the line of credit will be renewed in its initial amount of $1,000,000 during the third quarter of 1999. It is anticipated that the line of credit may be used to finance short term working capital needs.

     Financing: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium among other conditions. As of November 30, 1998, the prices for these metals remained depressed and it is not known when they will recover. The Registrant and Crested continue to be optimistic concerning the future markets for these metals but can not accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, working capital of the Registrant and Crested will be impacted negatively due to holding costs of the properties and the ability to raise equity funding could be impaired.

     Summary: The Registrant believes that cash on hand at November 30, 1998 and the anticipated proceeds from the Nukem litigation will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions and development of the Registrant's mineral properties. For these expansions the Registrant and Crested continue to seek joint venture partners.

Capital Requirements

     General: The primary requirements for the Registrant's working capital during fiscal 1999 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP mineral properties, payments of holding fees for mining claims, the Registrant's portion of the costs associated with the GMMV properties should the Registrant elect to participate in the holding costs and corporate general and administrative expenses.

     SGMC: The Registrant owns a majority interest in SGMC and is therefore potentially responsible for the ongoing administrative and development costs of the properties owned by SGMC. The Registrant is therefore assisting SGMC in its efforts to secure financing to place the properties into production. SGMC has sufficient cash reserves to fund its ongoing permitting and administrative expenses. It is anticipated that an additional $15 million is needed to complete the development of the mine and construction of the cyanide-flotation mill. Prior to the time that such construction and development costs are undertaken SGMC will require either additional debt or equity financing.

     Due primarily to the sustained decline in gold prices during Fiscal 1998, the Registrant recorded a $1,500,000 impairment on its investment in SGMC. If financing is not obtained in Fiscal 1999 and/or gold prices further decline from present levels, the Registrant will reevaluate the need for an additional impairment on its investment in SGMC, which includes the Stock Purchase Warrant that is contingent on SGMC identifying ounces of gold in excess of 300,000 ounces. The Registrant acknowledges that it may be required to record a significant impairment under Generally Accepted Accounting Principles should financing not be obtained by SGMC to develop the project or if gold prices decline further. As of the six months ended November 30, 1998, the Registrant was continuing its search for development capital and has several interested parties, however no financing commitments has been obtained.

     SMP: As part of a settlement agreement reached during the fourth quarter of 1998, the SMP mines and associated properties were transferred to the Registrant and Crested. The holding and reclamation costs associated with these mining properties are the responsibility of the Registrant and Crested. The holding costs historically have been approximately $85,000 per month. The Registrant and Crested continue to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the SMP properties are covered by a reclamation bond which is secured by the pledge of certain of the Registrant and Crested's real estate assets. The dollar amount for the reclamation bond is reviewed annually by State regulatory agencies. The Registrant and Crested currently have a reclamation liability on the SMP properties of $1,451,800 which is shown as such in the long term liability section of its balance sheet.

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

     In addition to receiving the SMP mining properties back in the settlement of a portion of the SMP arbitration issues, the Registrant and Crested also received one of the market related delivery contracts which had previously belonged to SMP. There is one delivery under this contract during the third quarter of Fiscal 1999. The delivery requirement was sold to a third party and the Registrant and Crested will make a nominal amount of profit on the sale during the third quarter of 1999. As of November 30, 1998, the Registrant has no additional delivery or financing commitments for the sale or purchase of uranium during Fiscal 1999.

     GMMV: During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties have made the financing of the acquisition of Kennecott's interest in the GMMV more difficult. The Registrant and Crested had until October 31, 1998 to complete the financing efforts to purchase Kennecott's interest. The financing was not successfully completed and the Acquisition Agreement, which was signed on June 23, 1997, expired on October 31, 1998.

     After October 31, 1998 the mines and the mill will continue to be maintained. Kennecott's obligation to fund the first $50 million in expenditures is now satisfied and the Registrant and Crested will be obligated to fund their 50% of the ongoing costs. The Management Committee of the GMMV is currently discussing what level of expenditures should be made to maintain the properties. A final decision on these expenditures has not been reached but the Registrant, Crested and Kennecott are desirous that the expenses be held to a minimum. The Registrant and Crested will need to elect to either participate in the standby costs or become diluted by not participating.

     Certain disagreements as to how the holding costs from July 1998 forward are to be funded have existed between Kennecott and the Registrant and Crested. Until such time as the disagreements are resolved and a firm understanding is arrived at, no estimate as to any potential financial commitment for the holding costs of the properties to the Registrant and Crested can be made. If the GMMV participants are not able to resolve the disagreements on holding cost obligations, the GMMV contracts direct such disagreements to arbitration for resolution.

     Plateau: Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill. The Registrant and Crested are currently working to obtain the necessary permits from the State of Utah to place the Shootaring mill into production. The Registrant and Crested are seeking debt or equity financing of between $6 million and $9 million to put the mill and Tony M mine into production. Until such time as the financing is received and profitable contracts are obtained, the Registrant and Crested will not put the properties owned by Plateau into production. Historically, the net holding costs of the Plateau properties have been $70,000 per month.

     During the six months ended November 30, 1998 the reclamation liability on the Plateau properties was increased by $82,100 to provide for estimates made by regulatory agencies. The Registrant does not anticipate placing the Plateau properties into production during Fiscal 1999. It is also anticipated that the reclamation liabilities, which are fully bonded by a cash bond, associated with the Plateau properties will not be performed until well into the future.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC has sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. As of November 30, 1998, YSFC owed the Registrant and Crested $400,000 in a convertible promissory note plus interest at 10% per annum. The note was not paid on the due date of December 31, 1998. The directors of YSFC and management of the Registrant and Crested are discussing how the note will be retired. At the time of this filing, it is anticipated that the note will be retired partially in cash and partially in stock of YSFC pursuant to the terms of the note and will be completely retired during March of 1999.
Additional amounts of money totaling $157,800 have been advanced by the Registrant and Crested for YSFC for a total indebtedness at November 30, 1998 of $577,800 plus accrued interest. YSFC has sufficient cash on hand to retire this indebtedness.

     Term Debt: Debt to third parties at November 30, 1998 was $544,200 as compared to $503,900 at May 31, 1998. The increase in debt to third parties consists primary of debt due on the financing of annual insurance premiums and various purchases of equipment.

     Reclamation Obligations: It is not anticipated that any of the Registrant's working capital will be used in Fiscal 1999 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Registrant owns an interest in will enter the reclamation phase prior to May 31, 1999.

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

Results of Operations

Six Months Ended November 30,1998 Compared to Six Months Ended November 30, 1997

     During the six months ended November 30, 1998, revenues decreased from those revenues reported during the same period of the previous year by $1,151,200 to total revenues of $3,012,600. The major reduction was as a result of the Registrant not receiving any revenues from the delivery of uranium on one of the SMP contracts. During the six months ended November 30, 1997, the Registrant recognized $969,100 in revenue from the profits derived from a SMP contract delivery. No such revenues were recognized during the six months ended November 30, 1998. Revenues from Management Fees increased by $44,700 during the six months ended November 30, 1998 over the same period of the previous year as a result increased expenditures at the GMMV on which the Registrant recognized a management fee.

     Costs and expenses for the six months ended November 30, 1998 increased by $2,649,800 over the same period of the previous year. The increase in costs primary came as a result of increased activity on mineral properties, associated with decline development in June and July on the GMMV properties and subsequent shut down expenses of the GMMV properties, Sutter Gold permitting and Plateau permitting of mine and mill properties and real estate development. Commercial operations and increased general and administrative overhead to supervise the increased activity also contributed to increased general and administrative costs. The Registrant and Crested also paid bonuses to four employees as recognition of the extraordinary dedication they had given to their work in the SMP arbitration/litigation. These bonuses, which included taxes due, were $561,000. The projects which are being developed, are currently not in the production phase so are not generating cash flow. With the decline in the market price of uranium, it is not anticipated that the properties will be placed into production in Fiscal 1999. A decision was however made in July 1998 to place the GMMV mines on active standby. The Registrant is therefore anticipating reductions in costs.

     As a result of the reduced revenues and increased costs discussed above, operations for the six months ended November 30, 1998 resulted in a loss of $3,244,700 or $0.42 per share as compared to a loss of $174,000 or $0.03 per share for the quarter ended November 30, 1997.

Year 2000 Issue

     Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be among other possibilities, disruptions to the operations and the inability to process financial transactions. The Registrant has evaluated the operating systems on all headquarter and field office computers and consulted with all of the vendors of the computer software which is being used by the Registrant and affiliates. The vendors have confirmed to the Registrant that all of the Registrant's software and information systems are Year 2000 compliant.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings.

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA") for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership and other claims.

     Following 73 hearing days before a three member panel of the AAA, the Panel entered an Order and Award on April 18, 1996 and supplemented the Order on July 3, 1996. The Orders were ultimately confirmed by the U.S. District Court of Colorado in its Second Amended Judgment on June 27, 1997. Please see "Item 3. Legal Proceedings" in the Registrant's 1998 Form 10-K for more details of this arbitration/litigation. Nukem/CRIC appealed the decision of the U.S. District Court to the 10th Circuit Court of Appeals (CCA) and on September 24, 1998, oral arguments were made to a three judge panel. On October 22, 1998, the 10th CCA affirmed the Second Amended Judgment issued by the Federal Court which had confirmed the AAA Orders and Award, and issued its Mandate on November 13, 1998. Thereafter, Nukem and CRIC filed a motion in the U.S. District Court seeking to stay the execution of the Judgment and offered to deposit in Court the net amount of the monetary judgment due USECC of $5,971,596 in full satisfaction of the Second Amended Judgment. USECC filed a response alleging that the equitable portion of the Judgment granting USECC a one half interest in the contracts Nukem had to purchase uranium from CIS republics, had not been satisfied and requested the Court to deny the Motion of Nukem/CRIC. USECC also filed a motion to compel the bonding company which posted the supersedeas bond for Nukem/CRIC, to pay the monetary amount of the Second Amended Judgment. As of January 13, 1999, no ruling on the motions had been received from the U.S. District Court.

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested, Canyon and others in Utah state court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in compensatory and punitive damages plus $90,000 in attorneys fees against USE. USE filed motions including a motion for judgment notwithstanding the verdict ("JNOV") The motions were denied by the Court and USE posted a supersedeas bond for $275,000 to appeal the judgment. The appeal is pending.

BGBI Litigation

     USE and Crested are defendants and counter or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra- lateral rights associated with two patented lode mining claims owned by Parador Mining Company Inc. ("Parador") which were initially leased to a predecessor of BGBI. The two mining claims are in and adjacent to BGBI's Bullfrog open pit and underground mine near Beatty, Nevada. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador. The lease and assignment were made subject to the earlier lease to BGBI's predecessor. Please see "Item 3, Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The record on appeal has been filed with the Nevada Supreme Court and USE, Crested and Parador have until January 26, 1999 to file their opening brief and appendix.

Department of Energy Litigation

     On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization), filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming alleging inter alia that the DOE unlawfully transferred uranium to USEC Inc. which became a publicly traded corporation in July 1998. Please see "Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the adoption of the law privatizing USEC Inc. and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, WY and the Court took the motions under advisement.

Contour Development Litigation

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (all referred to as, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate. Please see "Item 3. Legal Proceedings" of Registrant's 1998 Form 10-K for more details on this litigation. The parties have reached an agreement to settle the litigation subject to certain conditions precedent. If all conditions are met by January 15, 1999, the case will be resolved. Otherwise, the lawsuit will continue.

ITEM 4.     Submission of Matters to a Vote of Security Holders

     On December 4, 1998 an annual meeting of shareholders was held and two proposals were presented to shareholders for a vote.

     Proposal one was for election of directors. Two directors, Harold F. Herron and David W. Brenman were reelected for a term expiring on the third succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the two directors, the votes cast were as follows:

Name of Director        For         Against     Abstain     Withheld
----------------        ---         -------     -------     --------
Harold F. Herron        6,180,617   3,973       302,119     20
David W. Brenman        6,174,721   9,889       302,119      0


With respect to Proposal Number 2: To amend the 1996 Stock Award Program, the Amendment received the following number of votes:


            For               Against           Abstain
            ---               -------           -------
            3,087,236         669,897           28,095


     The Registrant's Board of Directors consists of seven members and Messrs. Herron and Brenman will continue to serve with John L. Larsen, Max T. Evans, H. Russell Fraser and Nick Bebout whose terms of office as directors continued after the Annual Meeting of Shareholders held on December 4, 1998.


ITEM 5.     Other Information

     On September 28, 1998 the Registrant announced that it would begin purchasing up to 500,000 shares of its common shares in the open market. The purchase of shares will take place over time and will depend on the market price of the Registrant's common shares. The purchases will be made from cash on hand and future earnings. As of the date of the filing of this report the Registrant had purchased a total of 45,700 common shares at a purchase price of $123,800.

     On December 28, 1998, the Utah Department of Water Quality began a 30 day public advertisement of a notice for public comments on the water discharge and construction permit for the tailings facility at Shootaring Canyon uranium mill in southeast Utah. If there are no substantial and significant comments from the public by January 11, 1999, there will be no public hearing and Registrant's affiliate Plateau Resources Ltd. should receive the discharge and construction permit.


ITEM 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  None.

     (b) Reports on Form 8-K. On October 22, 1998, the Registrant filed a Report in Item 5 on Form 8-K during the second quarter ended November 30, 1998. The Report was on the decision of the 10th CCA affirming the Second Amended Judgment entered by the U.S. District Court of Colorado in favor of USE and Crested and against Nukem/CRIC and the subsequent motions filed thereafter with the District Court by the Parties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          U.S. ENERGY CORP.
                                          (Registrant)


Date:  October 14, 1998             By:      /s/ Keith G. Larsen
                                          ------------------------------------
                                          KEITH G. LARSEN,
                                          President



Date:  October 14, 1998             By:      /s/ Robert Scott Lorimer
                                          ------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer and
                                          Chief Accounting Officer