Form 10-Q
period 1999-02-28
US ENERGY CORP
filed 1999-04-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1999 or
     [ ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from     to
                                                    ---    ---

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Wyoming                                               83-0205516
--------------------------------------                 -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

877 North 8th West, Riverton, WY                            82501
---------------------------------------                -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (307) 856-9271
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

                            YES   X             NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at April 13, 1999
----------------------------------        --------------------------------------
 Common stock, $.01 par value                       7,817,368 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX
                                                                       Page No.
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             Condensed Consolidated Balance Sheets
             February 28, 1999 and May 31, 1998.............................3-4

             Condensed Consolidated Statements of
             Operations Three and Nine Months
             Ended February 28, 1999 and
             February 28, 1998................................................5

             Condensed Consolidated Statements of Cash Flows
             Nine Months Ended February 28, 1999
             and February 28, 1998............................................6

             Notes to Condensed Consolidated
             Financial Statements.............................................7

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................8-13

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings............................................14-15

ITEM 4.      Submission of Matters to Security Holders for Vote..............15

ITEM 5.      Other Information...............................................15

ITEM 6.      Exhibits and Reports on Form 8-K................................15

             Signatures......................................................16


            See Notes to Condensed Consolidated Financial Statements
                                        2

                          PART I. FINANCIAL INFORMATION

Item 1Financial Statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                             February 28,              May 31,
                                                 1999                   1998
                                            -------------         --------------
                                             (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                 $10,572,200              $ 5,650,500
 Accounts receivable
    Trade, net                                 134,600                  195,800
    Related parties                          1,103,100                1,878,400
    SMP settlement receivable, net               -                    5,026,000
 Current portion of long-term
    notes receivables                            -                      335,800
 Inventory                                     152,200                  113,700
 Assets held for resale and other            1,195,100                1,100,800
    TOTAL CURRENT ASSETS                    13,157,200               14,301,000

 INVESTMENTS IN AFFILIATES
 Affiliates                                    650,200                  871,800
 Restricted                                  9,133,300                8,889,100
                                             9,783,500                9,760,900

PROPERTY AND EQUIPMENT                      32,038,500               31,256,600
 Less accumulated depreciation,
 depletion and amortization                (12,310,500)             (11,806,300)
                                            19,728,000               19,450,300

OTHER ASSETS:                                1,755,200                1,506,900
                                          $ 44,423,900             $ 45,019,100


            See Notes to Condensed Consolidated Financial Statements
                                        3

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 February 28,          May 31,
                                                      1999              1998
                                               --------------       ------------
                                                  (Unaudited)

CURRENT LIABILITIES:
 Accounts payable and accrued expenses          $  1,183,600       $  1,836,400
 Deferred GMMV Purchase Option                     4,000,000          4,000,000
 Current portion of long-term debt                   269,500            225,700
    TOTAL CURRENT LIABILITIES                      5,453,100          6,062,100

LONG-TERM DEBT                                       738,100            278,200

RECLAMATION LIABILITY                              8,943,000          8,778,800

OTHER ACCRUED LIABILITIES                          3,885,600          4,266,800

DEFERRED TAX LIABILITY                             1,144,800          1,144,800

MINORITY INTERESTS IN SUBSIDIARIES                 4,117,500          4,561,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK
 $.01 par value; 312,378 shares issued
 forfeitable until earned                          2,473,600          2,473,600

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 100,000 shares
    authorized none issued or outstanding;             -                   -
 Common stock, $.01 par value; 20,000,000 shares
    authorized; 7,623,492 and 7,523,492
    shares issued,respectfully                        76,200             75,200
 Additional paid-in capital                       28,819,000         28,526,200
 Accumulated deficit                              (7,715,400)        (7,760,100)
 Treasury stock at cost 911,643 and 865,943
 shares, respectfully                             (2,584,600)        (2,460,800)
 Unallocated ESOP contribution                      (927,000)          (927,000)
 TOTAL SHAREHOLDERS' EQUITY                       17,668,200         17,453,500
                                                $ 44,423,900       $ 45,019,100

            See Notes to Condensed Consolidated Financial Statements
                                        4

                       U.S. ENERGY CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                   Three Months Ended         Nine Months Ended
                                       February 28,              February 28,
                                  --------------------       -------------------
                                   1999        1998         1999         1998
                                  ------      ------        -----        -----

REVENUES:
Mineral sales                  $   67,800  $   46,200   $  152,500   $1,015,300
Commercial operations             435,600     697,800    2,430,500    3,107,300
Oil Sales                          29,600      48,400       83,300      125,000
Gain (loss) on sale of assets      (9,200)        -         45,100         (200)
Interest                          185,400     211,100      619,700      573,900
SMP litigation settlements, net 6,077,200         -      6,077,200         -
Management fees and other          42,100     162,100      432,800      508,100
                               ----------  ----------   ----------   ----------
                                6,828,500   1,165,600    9,841,100    5,329,400
COSTS AND EXPENSES:
   Mineral operations             675,300     375,400    1,861,300    1,098,600
   Commercial operations          853,600     641,300    2,676,900    2,278,800
   Oil production                  17,800       8,800       56,800       52,300
   General and administrative   1,965,100   1,454,700    5,388,600    2,865,200
   Interest                        14,500      17,000       45,900       49,900
   Construction costs               4,700      11,300       20,200       33,400
                               ----------  ----------   ----------   ----------
                                3,531,000   2,508,500   10,049,700    6,378,200
                               ----------  ----------   ----------   ----------
INCOME (LOSS) BEFORE MINORITY
   INTEREST AND EQUITY IN LOSS
   OF AFFILIATES                3,297,500  (1,342,900)    (208,600)  (1,048,800)

MINORITY INTEREST IN LOSS
  (INCOME) OF CONSOLIDATED
  SUBSIDIARIES                      7,500     (27,700)     312,500      (90,300)

EQUITY IN LOSS OF AFFILIATES      (15,600)   (205,900)     (59,200)    (612,200)
                               ----------  ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME
   TAXES                        3,289,400  (1,576,500)      44,700   (1,751,300)

PROVISION FOR INCOME TAXES          --          --            --          --

NET INCOME (LOSS)              $3,289,400  $(1,576,500) $   44,700  $(1,751,300)
                               ==========  ===========  ==========  ===========
NET INCOME (LOSS) PER SHARE    $     0.43  $     (0.23) $     0.01  $     (0.26)
BASIC AND DILUTED
                               ==========  ===========  ==========  ===========
BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING         7,739,364    6,850,913   7,748,228    6,842,679
                               ==========  ===========  ==========  ===========

            See Notes to Condensed Consolidated Financial Statements
                                        5

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                         Nine Months Ended
                                                            February 28,
                                                  ------------------------------
                                                     1999                1998
                                                  -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                            $   44,700         $(1,751,300)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Minority interest in (loss) gain
         of consolidated subsidiaries               (312,500)            90,300
      Increase in reclamation liabilities            164,200               -
      Depreciation, depletion and amortization       556,800            683,500
      Equity in loss from affiliates                  59,200            612,200
      (Gain) loss on sale of assets                  (45,100)               200
      Non-cash compensation                          293,800             31,300
      Other                                         (187,400)          (609,900)
      Net changes in components of working capital 4,695,700         (1,175,500)
                                                 -----------         ----------
NET CASH  PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                           5,269,400         (2,119,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development of mining properties                 (28,900)           (16,500)
    Proceeds from sale of assets                     303,900              4,000
    Increase in restricted investments              (244,200)          (415,600)
    Purchase of property and equipment            (1,064,400)        (1,306,800)
    Changes in notes receivable                      274,900            732,100
    Investments in affiliates                         31,100           (481,300)
    Deferred GMMV purchase option                       -             4,000,000
                                                 -----------         ----------
NET CASH (USED IN) PROVIDED BY INVESTING
     ACTIVITIES                                     (727,600)         2,515,900

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of options and warrants
    for common stock                                     -              347,900
    Purchase of treasury stock                      (123,800)              -
    Proceeds from long-term debt                     753,000            307,700
    Repayments of long-term debt                    (249,300)          (244,700)
                                                 -----------         ----------
NET CASH PROVIDED BY
       FINANCING ACTIVITIES                          379,900            410,900
                                                 -----------         ----------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                               4,921,700            807,600

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                            5,650,500          1,416,900
                                                 -----------         ----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                $10,572,200        $ 2,224,500
                                                 ===========        ===========
SUPPLEMENTAL DISCLOSURES:
    Income tax paid                              $    21,000        $     -
                                                 ===========        ===========
    Interest paid                                $    45,900        $    49,900
                                                 ===========        ===========

            See Notes to Condensed Consolidated Financial Statements
                                        6

                       U.S. ENERGY CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


     1) The Condensed Consolidated Balance Sheet as of February 28, 1999 and the Condensed Consolidated Statements of Operations for the three and nine months and Cash Flows for the nine months ended February 28, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1998, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries as of February 28, 1999 and May 31, 1998, the results of operations for the three and nine months ended February 28, 1999 and 1998, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1998 Form 10-K. The results of operations for the periods ended February 28, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority- owned subsidiaries: Energx Ltd. (90%), Crested (52%), Plateau Resources Limited (100%) Sutter Gold Mining Co.("SGMC") (59%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

     4) Deferred GMMV Purchase Option at February 28, 1999 and May 31, 1998 consists of the $4,000,000 Signing Bonus received when the Company and Crested entered into an Acquisition Agreement with Kennecott Uranium Company to acquire properties. (See GMMV discussion in Item 2).

     5) During the nine months ended February 28, 1998, the Company and Crested received $11,103,800 in settlement of the monetary portion of the SMP Arbitration Order and Award. The Company recognized revenues of $6,077,200 during the quarter ended February 28, 1999 as a result of this settlement with the balance of the revenue recognized at the year ended May 31, 1998. The Company and Crested Corp. continue to pursue the enforcement of the equitable portion of the SMP Arbitration Order and Award.


     6) Accrued reclamation obligations and standby costs of $12,828,600 are the Company's share of a reclamation liability at the SMP mining properties and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties abandoned. It is not anticipated that either of these events will occur for sometime into the future.


     7) In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Company's previously reported net income (loss) per common share.

ITEM 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the nine months ended February 28, 1999, the Company and its 52% owned subsidiary Crested Corp. ("Crested") received $11,103,800 in cash as a result of a partial settlement of Sheep Mountain Partners ("SMP") arbitration. Of this amount $6,077,200 was recognized by the Company as revenue during the nine months ended February 28, 1999 and $5,026,600, net, during the year ended May 31, 1998. Primarily as a result of receiving these funds the cash position of the Company increased to $10,572,200 at February 28, 1999 from $5,650,500 at May 31, 1998. Other increases in components of working capital were increases in Assets held for resale and Other assets of $94,300 and Inventory of $38,500. The components of the other assets was an increase of $103,900 in prepaid insurance and $21,400 the increase in assets held for resale as a result of improvements to assets held for resale by the Company's subsidiary Plateau Resources Ltd. ("Plateau"). Inventories increased by $38,500 as a result of operational needs of the Company's subsidiaries Plateau and Western Executive Air, Inc.

     The Current portion of long term debt increased by $43,800 during the nine months ended February 28, 1999. This increase in debt was as a result of financing the Company and Crested's annual insurance premium and a purchase of land for a tailings pond by SGMC. Total long term debt increased as a result of the two financings by $753,000. During the nine months ended February 28, 1999, there was also a reduction of long term debt through cash payments of $249,300 for a net increase in long term debt of $503,700.

     During the nine months ended February 28, 1999, the Company and its consolidated subsidiaries purchased one piece of property, various pieces of mining equipment and the development of boat storage at Ticaboo for a total of $1,064,400. In the normal course of evaluating equipment needs, the Company and its subsidiary also received $303,900 in proceeds from the sale of various pieces of equipment that were no longer needed to complete certain of the operations of the Company and its subsidiaries.

     During the nine months ended February 28, 1999, the Company purchased a total of 45,700 shares of its common stock from the open market at a total purchase price of $123,800. These purchases were made under a stock repurchase plan which was announced on September 28, 1998.

     As part of the agreements to purchase Kennecott's interest in the GMMV, the Company and Crested received a $4,000,000 signing bonus. This amount is carried as a deferred purchase option until such time as the anticipated acquisition of the Kennecott interest was concluded or standby costs are offset against the $4,000,000 until it is reduced to zero. The Acquisition Agreement with Kennecott Energy was not closed as planned so the $4,000,000 will be used to offset future holding costs.



                                Capital Resources

     General: The primary source of the Company's capital resources for the remaining three months of Fiscal 1999 are the cash on hand at February 28, 1999; the potential receipt of cash from the equitable portion of the SMP Arbitration Order and Award which impressed a constructive trust in favor of SMP on contracts Nukem entered into with three CIS republics; possible equity financing from affiliated companies, and proceeds under the line of credit after it is renewed. Additionally, the Company and Crested will continue to offer for sale various non-core assets such as, lots and homes in Ticaboo, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, commercial operations at Ticaboo, aircraft chartering and aviation fuel sales, also will provide cash.

     Line of Credit: The Company and Crested had a $1,000,000 line of credit with a commercial bank. The line of credit was secured by various real estate holdings and equipment belonging to the Company and Crested. The Company and Crested are negotiating with the commercial bank to increase the line of credit to $3,000,000. No assurance can be given that the line of credit will be increased. The bank has however indicated that the line of credit will be renewed for at least its original amount. It is anticipated that this renewal will occur prior to year end at May 31, 1999. The line of credit will be used to finance short term working capital needs.

     Financing: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium, respectively. As of February 28, 1999, the prices for these metals remained depressed and it is not known when they will recover. The Company and Crested continue to be optimistic concerning the future markets for these metals but can not accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, working capital of the Company and Crested will be impacted negatively due to holding costs of the properties and the ability to raise equity funding could be impaired.

     Summary: The Company believes that cash on hand at February 28, 1999, the anticipated proceeds from equity portion of the SMP Arbitration Award and proceeds from the renewed line of credit if necessary, will be adequate to fund working capital requirements through fiscal 1999. However, these capital resources will not be sufficient to provide the funding for major capital expansions and development of the Company's mineral properties. For these expansions the Company and Crested continue to seek equity financing or joint venture partners.

                              Capital Requirements

     General: The primary requirements for the Company's working capital during fiscal 1999 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP mineral properties, payments of holding fees for mining claims, the Company's portion of the costs associated with the GMMV properties should the Company elect to participate in the holding costs and corporate general and administrative expenses.

     SGMC: The Company owns a majority interest in SGMC and is therefore potentially responsible for the ongoing administrative and development costs of the properties owned by SGMC. The Company is therefore assisting SGMC in its efforts to secure financing to place the properties into production. SGMC has sufficient cash reserves to fund its ongoing permitting and administrative expenses. It is anticipated that an additional $15 million is needed to complete the development of the mine and construction of the cyanide-flotation mill. Prior to the time that such construction and development costs are undertaken SGMC will require either additional debt or equity financing. In addition to the development of the mine and mill complex, SGMC plans to construct a visitors center on its property which will generate additional cash flows.

     Due primarily to the sustained decline in gold prices during Fiscal 1998, the Company recorded a $1,500,000 impairment on its investment in SGMC. If financing is not obtained in Fiscal 1999 and/or gold prices further decline from present levels, the Company will reevaluate the need for an additional impairment on its investment in SGMC, which includes the Stock Purchase Warrant that is contingent on SGMC identifying ounces of gold in excess of 300,000 ounces. The Company acknowledges that it may be required to record a significant impairment under Generally Accepted Accounting Principles should financing not be obtained by SGMC to develop the project or if gold prices decline further. Currently, SGMC is in discussions with various investment firms to raise the necessary capital for this project.

     SMP: As part of a settlement agreement reached during the fourth quarter of 1998, the SMP mines and associated properties were transferred to the Company and Crested. The holding and reclamation costs associated with these mining properties are now the responsibility of the Company and Crested. The holding costs historically have been approximately $85,000 per month. The Company and Crested continue to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the SMP properties are covered by a reclamation bond which is secured by the pledge of certain of the Company and Crested's real estate assets. The dollar amount for the reclamation bond is reviewed annually by State regulatory agencies. The Company and Crested currently have a reclamation liability on the SMP properties of $1,451,800 which is shown as such in the long-term liability section of its balance sheet.

     It is not anticipated that the SMP properties will be placed into production during Fiscal 1999. The Company and Crested have determined that the SMP mining properties should be maintained and prepared for production in the future when the price of uranium concentrates increases into the $15 per pound range or at such time as the Company and Crested are able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill which is owned and operated by the GMMV, is placed into production. There are no major reclamation obligation requirements during the balance of Fiscal 1999 that the Company and Crested are aware of on the properties.

     In addition to receiving the SMP mining properties back in the settlement of a portion of the SMP arbitration issues, the Company and Crested also received one of the market related delivery contracts which had previously belonged to SMP. There was one delivery under this contract during the third quarter of Fiscal 1999. The delivery requirement was sold to a third party and the Company and Crested received $35,000 during the third quarter of 1999. As of February 28, 1999, the Company has no additional delivery or financing commitments for the sale or purchase of uranium during Fiscal 1999.

     The Company and Crested continue to fund efforts to collect the equity portion of the SMP Arbitration Order and Award. Additional court actions have been taken in an effort to collect amounts that the Company and Crested believe are due them under the Order and Award. It is not known when these matters will be resolved and what the cost of resolution will be. Please refer to Part II,
Item I. Legal Proceedings.


     GMMV: During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. These same uncertainties resulted in the failure of the attempt of USECC to acquire Kennecott's interest in the GMMV. The Company and Crested had until October 31, 1998 to complete the financing efforts to purchase Kennecott's interest. The financing was not successfully completed and the Acquisition Agreement, which was signed on June 23, 1997, expired on October 31, 1998.

     After October 31, 1998, the mines and the mill continue to be maintained. Kennecott's obligation to fund the first $50 million in expenditures is now satisfied. The Management Committee of the GMMV is currently discussing what level of expenditures should be made to maintain the properties. A final decision on these expenditures has not been reached but the Company, Crested and Kennecott are desirous that the expenses be held to a minimum. Although
Kennecott's $50 million work commitment has been satisfied, the entire $16 million loan under the Acquisition Agreement was not advanced by Kennecott. The GMMV Management Committee is still discussing how and when the balance of $1.5 million under the loan can be spent. The Company and Crested have notified GMMV and Kennecott that they will not be able to participate in the ongoing holding costs of the mine and mill which could potentially cause a dilution of their interests in the GMMV. The GMMV Management Committee has not resolved how to proceed.

     Expenditures through October 1998 were covered under the $16 million dollar loan from Kennecott Energy pursuant to the Acquisition Agreement. From that time forward the Company and Crested have continued to fund the operations at the GMMV mineral properties. At the time of the filing of this report all but approximately $450,000 of the monies advanced by the Company and Crested have been reimbursed by GMMV. The Company and Crested continue to discuss with Kennecott the resolution of the outstanding amounts.

     Plateau: Plateau owns and maintains the Tony M uranium mine and Shootaring Uranium mill. The Company and Crested are currently working to obtain the necessary permits from the State of Utah to place the Shootaring mill into production. The Company and Crested are seeking debt or equity financing of between $6 million and $9 million to put the mill and Tony M mine into production. Until such time as the financing is received and profitable contracts are obtained, the Company and Crested will not put the properties owned by Plateau into production. Historically, the net holding costs of the Plateau properties have been $70,000 per month.

     During the nine months ended February 28, 1999 the reclamation liability on the Plateau properties was increased by $82,100 to provide for estimates made by regulatory agencies. The Company does not anticipate placing the Plateau properties into production during Fiscal 1999. It is also anticipated that the reclamation liabilities, which are fully bonded by a cash bond, associated with the Plateau properties will not be performed until well into the future.

     Plateau also operates the Ticaboo Townsite and commercial operations. Those operations consist of a motel, convenience store, restaurant - bar, mobile home lot rentals, projected sale of home lots and boat storage facilities. Plateau is currently expanding its boat storage and real estate sales business. It is anticipated that following the initial development stage these operations will be funded from profits on sales.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC had sufficient cash to complete its projected 1999 exploration program on its in-situ uranium properties. YSFC owes the Company and Crested $400,000 on a convertible promissory note plus interest at 10% per annum which was due on March 31, 1999. Additionally, YSFC is indebted to the Company and Crested for the interest accrued on the note and additional amounts that the Company and USE have advanced to YSFC for a total indebtedness at February 28, 1999 of $654,700. YSFC has sufficient cash on hand to retire this indebtedness. YSFC has indicated its desire to pay the total indebtedness in cash but it is not certain that a cash payment will be made as YSFC may elect, at its option, to pay the promissory note with shares of its common stock.

     Pursuant to the Exchange Rights Agreement between USE, Yellow Stone Fuels Corp. ("YSFC") and American Fronteer Financial Corp. ("AFFC") signed in September 1997, The Company agreed to issue free-trading shares of its Common Stock to those individuals who invested in YSFC's restricted Common Stock through AFFC ( a broker-dealer firm, formerly RAF Financial Corp.), if YSFC's Common Stock was not approved for NASDAQ/NMS listing in March, 1999. Because YSFC was not so listed and doesn't currently expect such listing to be granted in the future, the Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission, for the exchange of restricted YSFC Common Stock for free-trading registered shares of the Company's Common Stock.

     The exchange is to be an ongoing offer for six months after SEC effective date. The number of the Company's shares to be issued will be determined by a ratio: Investors get free trading shares of the Company's Common Stock, equal to
(x) original investment in YSFC, plus 10% from investment date to exchange date, divided by (y) the average closing bid price for shares over the five trading days before the individual investor's exchange documents are received by the Company.

     If the exchange offer is fully taken up, the Company will have increased its ownership of YSFC from the present 25.6% to 36%. The number of the Company's shares to be issued in such even will depend on the Company's share values during the term of the exchange.

     Subsequent to the end of the second quarter, on March 5, 1999 the SEC declared the S-4 registration statement effective, and the exchange offer is now open to the YSFC investors.


     Term Debt: Debt to third parties at February 28, 1999 was $1,007,600 as compared to $503,900 at May 31, 1998. The increase in debt to third parties consists primary of debt due on the financing of annual insurance premiums, the purchase of property by SGMC, and various purchases of equipment.

     Reclamation Obligations: It is not anticipated that any of the Company's working capital will be used in Fiscal 1999 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Company owns an interest in will enter the reclamation phase prior to May 31, 1999.

     Other: The Company and Crested currently are not in production on any mineral properties, and development work continues on several of their major investments. The Company and Crested are not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. The Company and Crested are also not aware of any claims for personal injury or property damages that need to be accrued or funded.

     The tax years through May 31, 1992 are closed after audit by the IRS. On October 5, 1998 the Company and USE met with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1993 and 1994. The Company and Crested have resolved all outstanding issues for those years without incurring any cash commitments for additional taxes due. The IRS is currently concluding its review of Fiscal 1995 and 1996 for the companies but no final reports have been issued so no representations can be made as to their ultimate outcome.

Results of Operations

     Nine months ended February 28, 1999 Compared to Nine months ended February 28, 1998.

     During the nine months ended February 28, 1999, revenues increased from those revenues reported during the same period of the previous year by $4,511,700 to total revenues of $9,841,100. The major increase in revenue was as a result of the Company receiving revenues from the settlement of the monetary portion of the SMP Arbitration Award of $6,077,200. Revenues from Mineral Sales decreased by $862,800 during the nine months ended February 28, 1999 compared to the same period of the previous year. This decrease was a result of the Company recognizing $969,100 in revenue from a SMP contract delivery during the nine months ended February 28, 1998, as compared to the Company only recognizing $35,000 in revenues from the delivery of uranium to SMP contracts during the nine months ended February 28, 1999. Revenues from Management Fees decreased by $75,300 during the nine months ended February 28, 1999 over the same period of the previous year as a result of decreased activity at the GMMV.

     Costs and expenses for the nine months ended February 28, 1999 increased by $3,671,500 over the same period of the previous year. The increase in costs primarily came as a result of non-billable costs associated with the increased activity on mineral properties, Sutter Gold and Plateau permitting of mine and mill properties, real estate development and bonuses paid as a result of the partial settlement of certain SMP arbitration award issues. Commercial operations increased by $398,100 primarily as a result of increased administration costs at Ticaboo and the Company's aircraft operations. General and administrative expenses increased by $2,523,400 mainly as a result of the consolidation of Sutter during the nine months ended February 28, 1999. The consolidation of Sutter operations increased general and administrative expenses by $1,402,800. Sutter's operations were not consolidated during the nine months ended February 28, 1998, as the Company only owned 39% until March of 1998. Other increases in general and administrative expenses were a non-cash bonus of 100,000 shares of the Company's common stock, valued at $293,800, to two employees for their work on the SMP arbitration. The Company also paid the taxes on these bonuses in the amount of $209,000. There was also an increase in the administrative costs of Plateau of $173,800 due to expanded operations. Mineral operations increased by $762,700 primarily as a result of the Company becoming responsible for the holding costs of the SMP properties as a result of a partial settlement of the SMP arbitration.

     The projects which are being developed, are currently not in the production phase so are not generating cash flow. With the decline in the market price of uranium concentrates, it is not anticipated that the properties will be placed into production in Fiscal 1999.

     As a result of the partial SMP settlement in the third quarter, partially offset by increased costs discussed above, operations for the three and nine months ended February 28, 1999 resulted in net gains of $3,289,400 and $44,700 respectively or $0.43 and $0.01 per share as compared to net losses of $1,576,500 and $1,751,300 respectively for the three and nine months ended February 28, 1998.

Year 2000 Issue

     Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be among other possibilities, disruptions to the operations and the inability to process financial transactions. The Company has evaluated the operating systems on all headquarter and field office computers and consulted with all of the vendors of the computer software which is being used by the Company and affiliates. The vendors have confirmed to the Company that all of the Company's software and information systems are Year 2000 compliant.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

      Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested, d/b/a USECC and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association, ("AAA") for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

     Following hearings before a three member panel of the AAA, the Panel entered an Order and Award on April 18, 1996 and supplemented it on July 3, 1996, which were ultimately confirmed by the U.S. District Court of Colorado. Please see "Item 3. Legal Proceedings " in the Company's 1998 Form 10-K for more details of this arbitration/litigation. Nukem appealed the decision of the U.S. District Court to the 10th Circuit Court of Appeals and on September 24, 1998, oral arguments were made to a three judge panel. On October 22, 1998, the 10th Circuit Court of Appeals affirmed the Second Amended Judgment issued by the Federal Court confirming the Arbitration Order and Award and issued its Mandate on November 13, 1998. Thereafter, Nukem and CRIC filed a motion in the U.S. District Court seeking full satisfaction of the judgment against them and offering to deposit the net amount due USECC of $5,971,596 in full satisfaction of the Second Amended Judgment. Plaintiffs USECC filed a response requesting the Court to deny Defendants Motion and filed a motion to compel the company which posted the supersedeas bond for Nukem to pay the judgment. The District Court denied the motion of Nukem and CRIC and Nukem paid USECC $6,077,264 on February 9, 1999. Since then, USECC has filed certified copies of the Second Amended Judgment in Illinois and elsewhere to enforce the Judgment. Proceedings in aid of execution are pending in a Federal and State Court in Illinois.

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) sued USE, Crested and others in Utah State Court. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in compensatory and punitive damages plus $90,000 in attorneys fees against USE. USE filed motions including a motion for judgment notwithstanding the verdict ("JNOV") which were denied by the Court. USE posted a supersedeas bond for $275,000 and is appealing the judgment. The opening brief of USE is due on May 11, 1999.

BGBI Litigation

     USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine near Beatty, Nevada. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador. The lease and assignment are subject to the lease to BGBI's predecessor. Please see "Item 3, Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The record on appeal has been filed with the Nevada Supreme Court and the Company, USE and Parador have requested that the record be supplemental because it was incomplete. Thereafter, briefs will be filed by BGBI and the Company, USE and Parador.

Department of Energy Litigation

     On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, YSFC) and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE") in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming alleging inter alia that the DOE unlawfully transferred uranium to USEC Inc. which became a publicly traded corporation. Please see "Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details of this litigation. The DOE has filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The motion was heard on January 8, 1999 in Cheyenne, Wyoming and the District Court took the motion under advisement.


Contour Development Litigation

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in certain real estate. Please see "Item 3. Legal Proceedings " of Registrant's 1998 Form 10-K for more details on this litigation. The parties have reached an agreement to settle the litigation and documents are being circulated for authority to resolve the disputes.


ITEM 4.  Submission of Matters to Security Holders for Vote
     On December 4, 1998, an annual meeting of shareholders was held and two proposals were presented to shareholders for a vote. The results of the meeting were reported in the Company's Form 10Q for the fiscal quarter ended November 30, 1998.


ITEM 5.  Other Information
     On December 28, 1998, the Utah Department of Water Quality began public advertisement of a notice for a public hearing on the water discharge permit for the Shootaring Canyon uranium mill. The state issued the permit on March 17, 1999 and will be reviewed by the NRC to determine if the permit is in compliance.


ITEM 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  None.

      (b) Reports on Form 8-K. No reports were filed on Form 8K during the quarter ended February 28, 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. ENERGY CORP.
                                          (Registrant)


Date:  April 13, 1998         By:      s/ John L. Larsen
                                      -----------------------------------------
                                       JOHN L. LARSEN
                                       Chief Executive Officer


Date:  April 13, 1998         By:      s/ R. Scott Lorimer
                                      -----------------------------------------
                                       ROBERT SCOTT LORIMER,
                                       Principal Financial Officer
                                       and Chief Accounting Officer