Form 10-K
period 1999-05-31
US ENERGY CORP
filed 1999-08-30
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______
Commission file number 0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Wyoming                                         83-0205516
--------------------------------------------     -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

        877 North 8th West
        Riverton, WY                                    82501
--------------------------------------------     -------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:     (307) 856-9271
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

        The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of August 26, 1999, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $25,365,521.

                Class                          Outstanding at August 26, 1999
---------------------------------------     ------------------------------------
    Common Stock, $0.01 par value                    8,771,330 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

        Annual Meeting Proxy Statement for the fiscal year ended May 31, 1999 into Part III of the filing.

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

        Although U. S. Energy Corp. believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

                                     PART I

ITEM 1 AND ITEM 2. BUSINESS AND PROPERTIES

(A)     GENERAL.

        U.S. Energy Corp. ("USE") is in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. USE is now engaged in two principal mineral sectors, uranium and gold; both sectors are currently in the care and maintenance mode. The most significant uranium properties are located on Green Mountain and Sheep Mountain in Wyoming, and in southeast Utah. The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. USE also carries on small oil and gas operations in Montana and Wyoming. Other USE business segments are commercial operations (real estate and general aviation) and construction operations.
USE has a May 31 fiscal year.

        USE was incorporated in Wyoming in 1966. USE and Crested Corp. ("Crested") originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and later payment of the debts by Crested issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. All of USE's (and Crested's) operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

        Most of USE operations are conducted through a joint venture with Crested and various jointly-owned subsidiaries of USE and Crested. The joint venture with Crested is referred to as "USECC". Gold operations are conducted through Sutter Gold Mining Company("SGMC"), a jointly-owned subsidiary. Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG").

        In fiscal 1998, USE and USECC signed an agreement with Kennecott Uranium Company ("Kennecott"), for the purchase of Kennecott's interest in the Wyoming uranium project held by the Green

Mountain Mining Venture  ("GMMV").  This agreement  expired on October 30, 1998.
Please   see   "Information    About   USE   -   Business   and   Properties   -
Minerals-Uranium-The Green Mountain Mining Project - Amendment to GMMV."

        In fiscal 1998, USE and Crested continued the development of the GMMV's Jackpot uranium mine and the upgrade of the GMMV's Sweetwater uranium mill and the Shootaring Canyon uranium mill in southeast Utah (owned by Plateau Resources Ltd., a wholly-owned USE subsidiary). In addition, USE intends to implement plans for it and Crested to consolidate their uranium assets into a single subsidiary and finance the startup of its mines and mill operations, subject to obtaining the necessary debt or equity funding. There is no assurance such financing can be obtained.

        For fiscal 2000, USE seeks the financing necessary to re-commence development work at the Jackpot Mine. In late July 1998, USE, Crested and Kennecott made a business decision to temporarily cease development work at the Jackpot Mine; this decision was based upon the expected negative impact on uranium prices from the uranium inventory which USEC Inc. announced was held in its inventory and could be sold into the uranium market. USEC Inc. originally was the United States Enrichment Corporation, which was created in 1992 to hold the uranium enrichment facilities of the United States Department of Energy. USEC Inc. is not affiliated with USE or USECC. However, other factors are affecting the global uranium market (reductions in current and planned production). These other factors may justify the resumption of development work and putting the Utah uranium properties into production in the near-term may be warranted. See "Information About USE - Business and Properties - Uranium Market Information." USE is in discussions with various sources of capital to fund its uranium projects in Utah and Wyoming, but no funding agreements have been reached. See the GMMV Financial Statements in this Prospectus. For a discussion of this matter, see "Information About USE - Business and Properties - Minerals
- Uranium - The Green Mountain Mining Venture."

        USE also is refining plans to build a mine and mill for the Sutter Gold Mine Project in California (held by Sutter Gold Mining Company), with the objective of continuing mine development, building a gold mill and producing gold. Permitting will be funded internally by SGMC . Additional funding will be needed to build the mine and mill, however, there now are no funding agreements. Gold prices have reached new lows since early in calendar 1999 and continued low prices will make financing the gold property difficult. As a result, management has determined that a significant amount of SGMC's mineral assets are impaired. See Footnote F in the accompanying consolidated financial statements.

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

Percentage of Net Revenue contributions by the three segments in the last three fiscal years were:

                             Percentage of Net Revenues During the Year Ended
                             ------------------------------------------------
                               May 31,          May 31,            May 31,
                                1999             1998               1997
                              --------         --------           --------

Minerals                         2%                 9%                4%
Commercial Operations           27%                23%               56%
Construction Operations          0%                 0%               18%

        In fiscal 1999, USE received $87,500 in revenues from the sale of uranium, compared to $858,000 in revenues from the sale of uranium in fiscal 1998. Mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP"), a Colorado general partnership and the molybdenum royalty. During fiscal 1997, there were no revenues from mineral sales (except for molybdenum royalty interest) in part due to the arbitration proceedings involving SMP (see Item 3, "Legal Proceedings
- Sheep Mountain Partners Arbitration/Litigation"). Additional mineral revenue was generated by USE's molybdenum interest. In Construction Operations, all of FNG's revenues were derived from renting FNG construction revenues were derived from renting FNG construction equipment for the development work at the Jackpot Mine for fiscal 1998 and 1999.

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

                                    MINERALS

MINERALS - URANIUM

        GENERAL. USE has interests in several uranium-bearing properties in Wyoming and Utah and in uranium processing mills in Sweetwater County, Wyoming (the "Sweetwater Mill") and in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. USE plans to develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. In addition, other uranium-bearing properties in New Mexico and Wyoming are held by Yellow Stone Fuels Corp. (a minority joint subsidiary of USE and Crested).

THE PROPERTY INTERESTS OF USE IN WYOMING ARE:

GREEN MOUNTAIN

        521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine). These assets are held by the Green Mountain Mining Venture ("GMMV"), owned 50 percent by USE and USECC (the "USE Parties"), and 50 percent by Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London.

        Exploration and delineation of the principal uranium resources in the proposed Jackpot Mine have been substantially completed. A final Environmental Impact Statement ("EIS") for the proposed mine was completed, and on June 25, 1996, the Wyoming Department of Environmental Quality ("WDEQ") issued Mine Permit No. 660 that is required for GMMV to develop the underground Jackpot Mine and mine the uranium deposits. The proposed Jackpot Mine supported by facilities at the Big Eagle Mine are accessible by county and private roads. The Big Eagle Mine was first operated by Pathfinder Mines Corporation ("PMC") starting in the late 1970s and was acquired for the Jackpot Mine infrastructure.

SHEEP MOUNTAIN

        Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, USECC received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The monetary judgment against Nukem/CRIC and the CIS uranium supply contracts in trust remained in dispute. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

YELLOW STONE FUELS CORP.

        Yellow Stone Fuels Corp.("YSFC"), was organized on February 17, 1997 in Ontario, Canada. As of February 17, 1997, YSFC acquired all the outstanding shares of Common Stock of Yellow Stone Fuels, Inc. (a Wyoming corporation which was organized on June 3,1996), in exchange for YSFC issuing the same number of shares of YSFC Stock to the former shareholders of Yellow Stone Fuels, Inc. ("YFI"). YSFC and its wholly-owned subsidiary Yellow Stone Fuels, Inc. are herein collectively referred to as YSFC.

        YSFC has 11,851,500 shares of Common Stock issued and outstanding, including 2,700,250 shares (22.8%) issued to USE and 1,568,750 shares (13.2%) issued to Crested.

        In order to concentrate the efforts of USECC on conventional uranium mining using the Shootaring Canyon and Sweetwater Mills, USECC decided to take a minority position in YSFC and not be directly involved in properties believed suitable for the production of uranium through the in-situ leach ("ISL") mining process. USECC will have the right of first refusal with respect to any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have the right of first refusal with respect to ore bodies discovered by USECC amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped to the ore body, causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to uranium oxide which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine and mill.

        In Wyoming, YSFC has staked and/or holds 243 unpatented mining claims and has entered into four State leases covering a total of 8,700 acres located in the Powder River Basin and Red Desert uranium districts.

        In  New  Mexico,   YSFC  has  staked  and  holds  39  unpatented  mining
claims(approximately 780 acres) in the Grants uranium region of New Mexico.

        MATERIAL CONTRACTS BETWEEN YSFC, USE AND CRESTED. In fiscal 1997, USE, USECC and the GMMV entered into several agreements with YSFC. One contract is a Milling Agreement through Plateau Resources; the Shootaring Canyon mill will be available to YSFC to transport uranium concentrate slurry and loaded resin to the mill and process it into uranium oxide ("yellowcake"), for which Plateau will be paid its direct costs plus 10%. Other contracts include a Drill Rig Lease Agreement for YSFC to access USE drilling rigs at the prevailing market rates; an Outsourcing and Lease Agreement for assistance from USECC accounting and technical personnel for $2,500 per month and a sublease for 1,000 square feet of office space and USE of various office equipment for $1,500 per month; and a Ratification of Understanding by which USECC will offer to YSFC (with a reserved royalty in amounts to be agreed on later) any uranium properties amenable to in-situ production which USECC acquires or has the right to acquire. In return, YSFC will offer to USECC ( with a reserve royalty in amounts to be agreed on later) uranium properties amenable to conventional mining methods which YSFC acquires or has the right to acquire. USECC also will make its library of geological information and related materials available to YSFC. YSFC also has a Storage Agreement with GMMV by which YSFC stores used processing equipment at the Sweetwater Mill.

        In fiscal 1998, YSFC sold 1,219,000 shares of Common Stock to 94 investors in a private placement, at $2.00 per share; net proceeds to YSFC were $2,041,060 after payment of $316,940 in commissions to the placement agent (AFFC, Denver, Colorado) and $80,000 in legal and accounting expenses. Most of these investors were "accredited" investors. The securities were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933, and are restricted from resale under Rule 144. In connection with the private placement, in September 1997, USE entered into an Exchange Rights Agreement with YSFC and AFFC, pursuant to which a registered Exchange Offer was made and is ongoing as of August 30, 1999.

        REGISTERED EXCHANGE OFFER. Pursuant to the September 17, 1997 Exchange Rights Agreement between USE, YSFC and AFFC, USE has made an Exchange Offer to each of the YSFC shareholders who invested in YSFC through AFFC in late 1997 and early 1998. Each such YSFC shareholder may exchange some or all the YSFC shares owned for shares of USE Common Stock until the expiration of the Exchange Offer at 5:00 pm MDT on September 13, 1999. The Exchange Offer also was made by USE to each holder of the YSFC Warrants, who exchanged some or all of the YSFC Warrants for USE Warrants (see below). Shareholders of YSFC who did not invest in YSFC through AFFC are not eligible to participate in the Exchange Offer.

        The Exchange Rights Agreement was intended to provide liquidity to the YSFC shareholders (and the holders of the YSFC Warrants), by allowing them the opportunity to exchange their securities in a private company (YSFC) for securities in a Nasdaq NMS public company (USE). The Exchange Rights Agreement was negotiated at arms' length between YSFC, USE (which had founded and organized YSFC), and AFFC (as YSFC's placement agent in the private offering of YSFC restricted shares). Under the Exchange Rights Agreement, if YSFC were not listed on Nasdaq NMS by the eighteenth month anniversary of the Exchange Rights Agreement, USE would be required at that time to make an offer to the YSFC shareholders to exchange free trading shares of USE Common Stock for their restricted shares of YSFC. An initial listing on Nasdaq

NMS would require YSFC to meet several conditions, including having minimum net tangible assets of $6,000,000 and at least 400 shareholders. YSFC did not meet these conditions to listing. Therefore, USE filed a registration statement on Form S-4 (declared effective in March 1999), and the Exchange Offer is being made to the YSFC shareholders and holders of the YSFC Warrants pursuant to the Exchange Rights Agreement, and prospectus.

        The Exchange Ratio for shares is based upon (x) the original investment amount paid by the YSFC shareholder plus 10 percent simple annual interest, divided by (y) the average of the closing Nasdaq NMS bid prices for a share of USE Common Stock for the five trading days before USE receives the Notice of Election to Exchange from each YSFC shareholder. The average price for USE Common Stock is referred to as the "USE share value." No fractional USE shares will be issued; any fractional shares will be rounded up to the next full USE share.

        As of May 31, 1999 USE had issued 677,167 shares in exchange for 1,122,750 YSFC shares, and USE Warrants to purchase 67,025 USE shares (at $3.64 per share) in exchange for all the YSFC Warrants. YSFC has 11,851,500 shares of Common Stock issued and outstanding as of August 26, 1999, including 4,260,250 shares (36%) issued to USE and Crested.

THE PROPERTY INTERESTS OF USE IN UTAH THROUGH PLATEAU RESOURCES LIMITED ("PLATEAU") ARE:

        Plateau Resources Limited is a wholly-owned subsidiary of USE, however, Crested owns an interest in Plateau. See "Plateau Shootaring Canyon Mill" below.

        The Tony M Mine and the Frank M properties, underground uranium deposits in San Juan County, Utah are located partially on Utah State mining leases.

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

        Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Wood Mine. The Woods Mine property is not permitted, but USE does not expect difficulty in obtaining a new permit because the surface facilities would occupy the site that has been disturbed from previous operations.

THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

        GMMV. In fiscal 1998, USE and USECC signed the Acquisition Agreement to acquire Kennecott Uranium Company's interest in the GMMV. The following is a description of the formation of GMMV and certain of its terms, which have been modified as a result of the Acquisition Agreement and related transactions, as set forth under the "Amendment to GMMV" below.

        In fiscal 1991, USE and USECC entered into an agreement to sell 50 percent of their interests in the Green Mountain uranium claims, and certain other rights, to Kennecott for $15,000,000 (USE's share of the proceeds was $12,600,000, and the balance was Crested's) and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time, USE and USECC ("USE Parties") and Kennecott formed the GMMV and entered into a joint venture agreement (the "GMMV Agreement") with the USE Parties to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide. For detailed explanation of the GMMV agreement, please see U.S. Energy Corp's. 1998 Form 10-K at pages 8-11.

        The GMMV Management Committee has three Kennecott representatives and two USECC representatives, acts by majority vote, and appoints and supervises the project manager. In fiscal 1993, Kennecott became the GMMV project manager and has continued as project manager through the date of this Prospectus. USECC has continued work on a contract basis at Kennecott's request.

        Activities on the GMMV properties have included environmental and mining equipment studies, mine permitting and planning work, property maintenance, setting up a uranium marketing program, acquisition and monitoring of the Sweetwater Mill and preparation of converting the Sweetwater Mill U.S. Nuclear Regulatory Commission ("NRC") license from standby to an operating license. USE has completed the construction of additional mining support facilities at the Jackpot Mine including: the installation of natural gas lines and phone services; construction of a new shop building containing offices, a dry-change room, emergency generators, air compressors and mechanical repair base; upgrading the ore haul road; and installation of a conveyor and stacker and other incidental mine activities, while maintaining all permits and licenses at the Jackpot Mine and Sweetwater Mill. For underground mine development work, the GMMV has driven twin decline tunnels 18 feet wide and 12 feet high on a -17 percent grade approximately 2,000 feet each into Green Mountain with 1,000 feet of cross cuts between the declines. All of these development costs in fiscal 1998 and 1999 were funded through approximately $14,000,000 advanced to the GMMV in connection with Kennecott's $50,000,000 work commitment (for its 50 percent interest).

JUNE 23, 1997 ACQUISITION AGREEMENT WITH KENNECOTT URANIUM COMPANY

        On June 23, 1997, USE and USECC signed an Acquisition Agreement with Kennecott, for the right to acquire Kennecott's interest in the GMMV for $15,000,000 and other consideration. This Agreement was not closed by the October 30, 1998 deadline because of difficulties in trying to raise the financing in light of the depressed prices in the uranium oxide market. Kennecott paid USE and USECC $4,000,000 as a purchase option, and committed to provide the GMMV up to $16,000,000 for payment of reimbursable costs incurred by USECC in developing the proposed underground Jackpot Mine for production and in changing the status of the Sweetwater Mill from standby to operational. The work was performed by USECC as lessee of all the GMMV mineral properties under a Mineral Lease Agreement between the GMMV and USECC (the "Mineral Lease"), and as an independent contractor under a Contract Services Agreement (the "Mill Contract") between Kennecott (as manager of the GMMV) and USECC. Both the Mineral Lease and the Mill Contract, as well as a Fourth Amendment to the GMMV Mining Venture Agreement among Kennecott, USE and USECC (the "Fourth Amendment to the GMMV Agreement"), were executed simultaneously with the Acquisition Agreement. Under the Fourth Amendment to the GMMV Agreement, Kennecott received a credit against its original $50,000,000 commitment to fund the GMMV. See "Properties and Mine Plan" below.

        Because the Acquisition Agreement was not closed, the Mineral Lease and Mill Contract were terminated, and all operations on the GMMV project are now conducted pursuant to the amended GMMV Agreement. USE and USECC, and Kennecott retain their respective 50% interests in the GMMV, and Kennecott's obligation to repay the money loaned by KEC remains Kennecott's obligation, without any adverse effect on the 50% interest in the GMMV held by USE and USECC. However, the Jackpot Mine development work and Sweetwater Mill upgrade work funded by about $14,500,000 advanced (out of the $16,000,000 loan) has benefitted all parties. If one of the parties does not pay its share, its percentage in the GMMV is reduced if the other party pays instead. If USE has the funding to pay for all costs to continue the development of the Jackpot Mine and the upgrade work at the Sweetwater Mill, and USE makes the decision to continue the project, then Kennecott's interest would be reduced. Thus, it is possible that USE could indirectly purchase Kennecott's interest through funding the project through the GMMV. USE does not presently have the financial resources to fund the GMMV by itself.

        GMMV Management Committee has agreed on a GMMV budget but the USE Parties have elected not to participate in financing the budgeted expenditures and its percentage ownership of the GMMV may be reduced. Therefore, the USE Parties' 50% interest in the GMMV is being diluted by a small amount.
However, the GMMV will not be affected otherwise.

        Due to continued depressed market price of uranium concentrates and lack of funding, the GMMV mineral assets were impaired.

        USEC INC. In 1992, Congress enacted the "Energy Policy Act of 1992" creating the U.S. Enrichment Corporation ("USEC") to operate the U.S. Department of Energy's ("DOE") uranium enrichment program. Congress later enacted the "USEC Privatization Act of 1996" to privatize USEC and allowed the DOE to transfer various forms of uranium to USEC. The DOE has transferred approximately 75 million pounds of uranium and uranium equivalents to USEC. On July 22, 1998, USEC changed its name to USEC Inc. and became a publicly traded company. Because of the anticipated negative impact of USEC Inc.'s sales of new uranium inventory in the market (see "Marketing - U.S. Enrichment Corporation" below) on uranium oxide prices, on July 31, 1998, GMMV Management Committee made a business decision to temporarily place the Jackpot Mine on standby, which resulted in the lay off of approximately 45 employees. Resumption of development work by the GMMV will depend on resolution of the USEC Inc. uranium inventory sales issue (see "U.S. Enrichment Corporation" below and "Legal Proceedings") and improved uranium prices, and USE's ability to raise the funds to pay its share of GMMV costs.

PROPERTIES AND MINE PLAN

        The GMMV owns the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to the other GMMV mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately one pound of U3O8 per ton of mineralized material. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity. Permits transferred to the GMMV for the properties include: a permit to mine, an air quality permit, and water discharge and water quality permits. The GMMV owns the mineral rights to the underlying unpatented lode mining claims.

        The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV plans to mine this mineralized material from two decline tunnels (-17 percent slope) at the Jackpot Mine, which will be continued underground from the south side of Green Mountain when operations resume. The first of several mineralized horizons is about 2,300 feet vertically down from the surface of Green Mountain.

        The declines will ultimately extend up to 12,300 feet in length to access the different zones of the deposit; one decline will be used for fresh air ventilation and transportation of personnel, and the other will convey ore, rock and waste out of the mine with exhaust ventilation. The mine plan estimates that the Jackpot Mine will produce about 3,000 tons of uranium ore per day and will have an expected mine life of 13 to 22 years. The Big Eagle Mine facilities located about three miles west of the Jackpot Mine site will be utilized. As many as 250 workers may be required during full mining operations. To the date of this Prospectus, USE has run approximately 2,000 feet of tunnel in each decline.

        SWEETWATER MILL. In fiscal 1993, the GMMV acquired the Sweetwater uranium processing mill and associated properties located in Sweetwater County, Wyoming, approximately 23 miles south of the proposed Jackpot Mine, from a subsidiary of Union Oil Company of California ("UNOCAL"), primarily in consideration of Kennecott and the GMMV assuming environmental liabilities, and decommissioning and reclamation obligations.

        The  Sweetwater  Mill  was  designed  as a 3,000  ton  per  day  ("tpd")
facility. UNOCAL's subsidiary, Minerals Exploration Company, reportedly processed in excess of 4,200 tpd for sustained periods. The Mill is one of the newest uranium milling facilities in the United States, and has been maintained in good condition. UNOCAL has reported that the mill buildings and equipment have historical costs of $10,500,000 and $26,900,000, respectively.

        As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Energy and Coal Company (parent of Kennecott Uranium Company). GMMV has agreed to be responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in the Consolidated Financial Statements (see "Notes F and K to USE Consolidated Financial Statements").

        Although the GMMV is liable for all reclamation and environmental compliance costs associated with mill and site maintenance, as well as mill decontamination and cleanup and site reclamation and cleanup after the mill is decommissioned, USECC believes it is unlikely USECC would have to pay for such costs directly. First, based on current estimates of cleanup and reclamation costs (reviewed annually by the oversight agencies), such costs covered by the letters of credit or other surety appear to be within the $24,330,000 of reclamation bonds posted by Kennecott for GMMV. These costs are not expected to increase materially if the mill is not put into operation. Second, UNOCAL has agreed that if the GMMV incurs expenditures for environmental liabilities prior to the earlier of commercial production by GMMV or January 1, 2001, (which liabilities are not due solely to the operations of GMMV), then UNOCAL will loan the GMMV the first $8,000,000 (escalated according to the Consumer Price Index to current dollars, from 1993) of such expenditures. Any reimbursement for the loan may only be recovered by UNOCAL from 20% of future cash flows from sale of uranium concentrates processed through the Sweetwater Mill. Third, payment of reclamation and environmental liabilities related to the Mill is guaranteed by Kennecott. The GMMV intends to set aside a portion of operating revenues to fund reclamation and environmental liabilities when mining and milling operations are finally shut down.

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participating interests in the GMMV, if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such contributions would be required only if the liabilities cannot be satisfied by Kennecott within the balance of any development commitment as provided by the Acquisition Agreement, after the credits provided by the

Fourth Amendment to the GMMV Agreement (see "Amendment to GMMV" above). In addition, if and to the extent such liabilities resulted from UNOCAL's mill operations, and payment of the liabilities are required before January 1, 2001 and before mill production resumes, then up to $8,000,000 (escalated) of that amount would be advanced in a loan from UNOCAL payable out of production from the Mill, before Kennecott would be required to pay on its guarantee. Kennecott has made application to the Wyoming DEQ for a third five year interim stabilization plan on the Sweetwater Pit where uranium mineralized material was mined and processed through the Mill with the Wyoming DEQ. The Wyoming Environmental Quality Council is currently reviewing the application. A decision is expected in September 1999.

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

        Kennecott initiated discussions and made filings with the NRC regarding amendments to the Source Material License to resume ore processing at the Sweetwater Mill. On August 25, 1999, the Company was advised that the NRC issued the Operating License for the Mill.

        USE believes all of the uranium operations in which it owns an interest are in compliance with these rules. There ultimately will be an effect on the earnings of USE and Crested from environmental compliance expenditures by the GMMV, since the GMMV operations are accounted for by the equity method. GMMV's expenses for compliance with environmental laws (as well as other matters) are not expected to materially affect the cash flow of USE and Crested during the next two years.

PLATEAU'S SHOOTARING CANYON MILL

        ACQUISITION OF PLATEAU RESOURCES LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. The Shootaring Mill holds a source materials license from the NRC. In the purchase of the stock from CPC, USE agreed to various obligations more fully set out in USE's 1998 Form 10-K at pages 15 and 16.

        Subsequent to closing the purchase agreement with CPC, USE and Crested agreed that after Plateau's unencumbered cash has been depleted, USE and Crested each will assume one-half of Plateau's obligations, and share equally in Plateau's operating cash flows, pursuant to the USECC Joint Venture.

        SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in southeastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer of 1982. In 1984, Plateau placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant.

        Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond to $6,700,000, the NRC issued the new license on May 2, 1997. Plateau has an additional $2,390,900 of government securities available for further bonding needs.

        In fiscal 1998 and 1999, in anticipation of resuming milling operations, Plateau has significantly performed a reactivation and rehabilitation program at the Mill. Plateau obtained approval of a water control permit for the tailings cell from the Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with construction of tailing facilities.

TICABOO TOWNSITE

        Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah Townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access). The Townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State deeded portions of the Townsite to Canyon on a sliding scale basis. USE and Crested are developing the Townsite and are selling home and mobile home sites.

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

        PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USE/Crested and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc., with rates ranging from one to four percent on recovered uranium concentrates. As of October 30, 1998, SMP and/or USE and USECC owned 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

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

URANIUM MARKET INFORMATION.

        URANIUM SPOT MARKET. Uranium spot prices averaged $10.41/lb. U3O8 on June 30, 1999, a decrease of 4% from $10.80 at the end of the first calendar quarter. Although spot demand from utilities and producers was stronger than last year, sellers were concluding sales by offering lower prices as the quarter came to a close. During the quarter, total spot market volume was approximately 5 million pounds U3O8 bringing the year-to-date total to more than 13 million pounds, a significant improvement over the 4 million pounds sold in the first half of 1998. Currently, the restricted spot price for U3O8 was reported in the $10.10 to $10.60/lb.
range.

        URANIUM LONG-TERM MARKET. The long-term market continued to be relatively quiet in the second calendar quarter with the long-term uranium price indicator declining marginally to $10.65/lb. U3O8 from $11.75 at the end of the previous quarter. Demand in the long-term market is expected to increase over the remainder of the year as utilities move to cover future needs and volume for the year is expected to exceed the 1998 estimated level of 50 million pounds U3O8.

        For a detailed analysis of past uranium market developments, please see U.S. Energy Corp.'s 1998 Form 10-K pages 20 - 26.

GOLD

SUTTER GOLD MINE (CALIFORNIA)

        SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine and the 2,800 foot Stringbean Alley decline) in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project is now owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), which is a 59% subsidiary of USE as of November 30, 1998. The Lincoln Project has been renamed the Sutter Gold Mine ("SGM").

        As discussed below, SGMC has a plan to put the SGM into production. However, implementation of this plan will require substantial capital financing. Recent record low prices for gold have made financing difficult. These low prices and the lack of capital have resulted in a substantial write down of the SGMC assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" for fiscal 1999.

        In fiscal 1997, SGMC completed private financings totaling a net of US$7,115,400 ($1,272,000 through a private placement conducted in the United States by RAF Financial Corp., now American Fronteer Financial Corp. or "AFFC", and $5,843,400 through a private placement conducted in Toronto, Ontario, Canada by C.M. Oliver & Company Limited). The net proceeds of $6,511,200 from these financings (after deduction of commissions and offering costs) were applied to pre-production mine development, mill design, permitting and property holding and acquisition cost. Additional financing of up to $15,000,000 will be sought to fund the development and construction of the mine/mill.

        SGMC does not have any class of its securities registered with the Commission, and none of its securities are traded in the United States or Canada.

        Due to the depressed gold price and lack of available funding, SGMC has deferred the start of construction of the 1,000 ton-per-day gold mill complex and development of the underground mine, but is exploring plans to develop the mine into a visitor's center to generate positive cash flow while the gold prices remain depressed.

        During fiscal 1998, SGMC amended its 1993 Conditional USE Permit (see "Permits and Future Plans"), finalized the process flow of the mill, entered into the final design engineering contract with the engineering firm of Lockwood Greene of Dallas, Texas and built the entrance road to the mine. In fiscal 1999, preparation of the mill and office site started and the engineering firm has finished construction drawings for the mill. Once a decision to commence production is made, from that date, it is estimated it will take approximately 18 months to complete the mill complex construction and pour the first bar of gold.

        After completion of the two private financings, and taking into account a restructuring of the ownership of USE and Crested in SGMC, USE and Crested own a $10,000,000 Contingent Stock Purchase Warrant (the "USECC Warrant") which was issued to USE and Crested in connection with the restructuring of SGMC for the Canadian private placement. The USECC Warrant is owned 88.9% by USE and 11.1% by Crested. The USECC Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at a minimum vein thickness of 4 feet), USE and Crested will be entitled to cash or additional shares of Common Stock from SGMC (without paying additional consideration) at SGMC's election. The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USECC Warrant. The USECC Warrant is exercisable semi-annually. SGMC may prevent the exercise of the USECC Warrant by paying USE and Crested US$25 in cash for each new ounce of gold (payable out of a maximum of 60% of net cash-flow from SGMC's mining operations).

        APRIL 1998 TRANSACTION FOR CASH AND SGMC SPECIAL WARRANTS. As of April 7, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of $1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of SGMC. The funds had paid SGMC a total of Cdn$4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. In fiscal 1999, the Company issued 89,059 shares of its common stock in exchange for 207,500 Special Warrants from SGMC shareholders increasing the Company's ownership of SGMC by 4%. For further information on the transaction, please see Footnote F to the Financial Statements.

        USECC MANAGEMENT AGREEMENT WITH SGMC. Effective June 1, 1996, SGMC entered into a Management Agreement under which USECC provides administrative staff and services to SGMC. USECC is reimbursed for actual costs incurred, plus an extra 10% during the exploration and development phases; 2% during the construction phase; and 2.5% during the mining phase (such 2.5% charge to be replaced with a fixed sum which the parties will negotiate at the end of two years starting when the mining phase begins). The Management Agreement replaces a prior agreement by which USECC provided administrative services to SGMC.

        PROPERTIES. SGMC (through its subsidiary USECC Gold L.L.C.) holds approximately 14 acres of surface and mineral rights (owned), 240 acres of surface rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The acreage of mineral rights owned will be decreased to about 280-300 acres in 1999. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

        Surface and mineral rights holding costs will aggregate approximately $225,000 from June 1, 1999 through May 31, 2000. Property taxes for fiscal 2000 are estimated to be $30,000.

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

        A separate holder of four of the properties that were assembled into the SGM holds a 5 percent net profits interest on production from such properties, which was granted by a prior owner of the project. An additional 0.5 percent net smelter return royalty is held by a consultant to a lessee prior to that owner's acquisition of the properties, which 0.5 percent interest covers the same four properties.

        PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional USE Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land USE, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads. The certification and decision has been challenged in a lawsuit filed by a local citizens' group, see "Legal Proceedings. "Since SGMC already has a valid CUP, SGMC believes it may be able to move forward on certain parts of the development of the mine/mill/visitor center. In any event, SGMC does not expect the appeal process to materially impact the current development plan or schedule.

        VISITOR'S CENTER. SGMC is evaluating the possibility of developing the tourist potential of Sutter Gold Mine, while it waits for the price of gold to rebound. Demographics indicate, that within 150 mile radius of SGM's operation, there is a total market population of 19.4 million people with 9.0 million tourists visiting the area each year. The Sutter Gold Mine/Museum attraction would be located along scenic Highway 49

(known as the Gold Road) between the historic gold mining towns of Sutter Creek and Amador City, Amador County, California. The Amador County Chamber of Commerce estimates that 2.5 million people drive by SGM's entrance each year. SGMC's initial studies indicates that the number of tourists could approximate 2,000 per day. Facilities would include a Visitor's Center with a gift shop and museum, a self-guided tour of modern mining activities, visitor gallery/museum attached to the mill building (when built), hiking trails, picnic areas and a special gold panning area. Revenues would come from admission tickets, gold value-added products and other appropriate merchandise. The early 19th century architecture, combined with expansion of underground tourist displays, rides and exhibits should allow SGMC to continually upgrade and generate new and renewed interest in the visitor attractions.

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

        Advance royalties are paid in equal quarterly installments, until: (in) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. See "Note F to the USE Consolidated Financial Statements." The advance royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production.

        The Agreement with AMAX also provides that USE and Crested are to receive $2,000,000 (one-half to each), at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested would receive 15 percent of the first $25,000,000 (one-half to each) received by AMAX. USE and Crested have asserted that the acquisition of AMAX by Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE and Crested to such payment. Cyprus Amax has rejected such assertion and USE and Crested are considering their remedies. USE recognized $150,600, $211,000 and $207,300 of revenues in fiscal 1999, 1998 and 1997, respectively, related to this royalty interest.

MOLYBDENUM MARKET INFORMATION

        Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

        The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end-USE products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when AMAX was acquired by Cyprus. In a recent public announcement, ASARCO proposes to acquire Cyprus Amax through a merger forming ASARCO Cyprus Inc., which would be the largest publicly traded copper company. More recently, Phelps Dodge made a buyout offer of Cyprus Amax and Asarco. This would further concentrate these companies' copper production capabilities and add molybdenum reserves to the surviving companies. It is too early to evaluate the affect of the merger and acquisition may have on USECC's molybdenum interest at Mt. Emmons, Co.

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

        USE, Crested and Parador presently are in litigation concerning this property. See "Legal Proceedings - BGBI Litigation" below.

OIL AND GAS.

        FORT PECK LUSTRE FIELD (MONTANA). USECC conducts a small oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana. Until December 1998, four wells were producing, but were shut in pending an increase in oil prices. Recently, two of the wells were again placed into production. USE and Crested received a fee based on oil produced. The wells were shut in pending a price increase. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE and Crested, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

COMMERCIAL OPERATIONS

        REAL ESTATE AND OTHER COMMERCIAL OPERATIONS. USE owns varying interests, alone and with Crested, in affiliated companies engaged in real estate, transportation, and commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

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

        USE and Crested (through WEA) also owns a fixed base aircraft operation at the Riverton Municipal Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This operation is located on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The annual rent is presently $1,180 (adjusted annually to reflect changes in the Consumer Price Index), plus a $0.02 fee per gallon of fuel sold.

  WEA owns and operates an aircraft fixed base operation with fuel sales, flight instruction services and aircraft maintenance in Riverton, Wyoming.

        USE and Crested also own 18 semi-developed lots on 26.8 acres and 63 acres of undeveloped land near the Riverton Municipal Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

        USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing as the Jackpot Mine and Sweetwater Mill are put into operation.

        In Riverton, Wyoming, USE owns five city lots and a 20-acre tract with improvements including two smaller office buildings and three other buildings with 19,000 square feet of office facilities, 5,000 square feet of laboratory space and repair and maintenance shops containing 8,000 square feet.

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

        Although initial payments on the option agreements were received, the developer is in default on the balance. In July 1998, USE filed a lawsuit seeking recovery of the balance owing on promissory notes and contracts. See "Item 3 - Legal Proceedings."

        UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate.

CONSTRUCTION

        FOUR NINES GOLD, INC. For fiscal 1999, FNG had no contracts for construction work, but has rented its equipment to USECC for use by the GMMV at the Jackpot Mine and Plateau Resources at Ticaboo, Utah..
Rental revenues totaled $197,600 for fiscal 1999 at a profit of $14,100.

        Neither commercial nor construction operations are dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on the Company.

                            RESEARCH AND DEVELOPMENT

        USE has incurred no research and development expenditures, either on its own account or sponsored by customers, during the past three fiscal years.

                                  ENVIRONMENTAL

        GENERAL. USE's operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact USE. Similar laws and regulations in California affect SGMC, operations and in Utah laws and regulations effect Plateau's operations.

        USE's management believes USE is currently in compliance in all material respects with existing environmental regulations. To the extent that production by SMP, GMMV or SGMC is delayed, interrupted or discontinued due to need to satisfy existing or new provisions which relate to environmental protection, future USE earnings could be adversely affected.

        CROOKS GAP. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. USE has applied to the NRC for permission to decommission and decontaminate the plant, dispose low level waste into the Sweetwater Mill tailings cell, and keep intact such of the facility as does not require dismantling and which is approved for unrestricted operation.

        OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air
Act), and conditions encountered in minerals exploration and mining. USE does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the Registrant's competitive position.

                                    EMPLOYEES

        As of the date of this Report, USE had approximately 82 full-time employees (including mine and mill employees in Wyoming and Utah) compared to 175 before the Jackpot Mine on Green Mountain was put on standby. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

        TITLE TO PROPERTIES. Nearly all the uranium mining properties held by GMMV, USE and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extralateral rights (see "Legal Proceedings - BGBI Litigation").

        PROPOSED FEDERAL LEGISLATION. The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals from federal lands and new requirements for mined land reclamation and other environmental control measures. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on USE' operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase the carrying costs of the Green Mountain mineral properties, the SMP properties and some of Plateau's mineral properties which are located on federal unpatented mining claims, and could increase both the capital and operating costs for such projects and impair USE's ability to hold or develop such properties, as well as other mineral prospects on federal unpatented mining claims.

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

        In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado). Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

        Following 73 hearing days and various submissions by the parties, the AAA panel (the "Panel") entered an Order and Award (the "Order") in April 1996 and clarifying the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims. For more details of the litigation, see Item 3 of the 1998 Form 10-K for USE and Footnote K to the Financial Statements.

        A three judge panel of the 10th CCA issued an Order and Judgment in the Nukem/CRIC arbitration/litigation matter on October 22, 1998, which unanimously affirmed the Federal District Court Second Amended Judgment without modification. The ruling of the 10th CCA affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and
(ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, the last one on July 16, 1999 and on August 16,

1999, Nukem filed a Notice of Appeal to the 10th CCA. USECC intends to vigorously oppose the appeal and seek Judicial intervention to enforce the Constructive Trust.

TICABOO TOWNSITE LITIGATION

        In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in Utah State Court 3rd Judicial District. See footnote K to the Financial Statements in the Annual Report. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE and awarded the plaintiff Dejavue, Inc. $91,668 in attorney fees. USE filed motions including a motion for judgment notwithstanding the verdict, but the motions were denied by the Court. USE posted a supersedeas bond for $275,000 to appeal the judgment and plaintiffs also appealed the judgment to the Utah Court of Appeals. Plaintiffs and USE have both filed their briefs on appeal and are awaiting a decision from the Utah Court of Appeals whether to have oral arguments.

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

        A partial or bifurcated trial to the Court of the extra-lateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a vein apexing on Parador's Claims. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The partial trial did not address the issues of breach of contract by the defendants and BGBI for specific performance and they were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims. BGBI and Parador, and USE/Crested all appealed the decision to the Nevada Supreme Court. BGBI filed its brief on appeal and Parador and USECC have until August 31, 1999 to file their answer and opening brief.

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

        The plaintiffs have asked the Court to declare that (in) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not "sold" by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, Wyoming. The Court took the motions under advisement and as of August 18, 1999, had not entered a decision.

CONTOUR DEVELOPMENT LITIGATION

        On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") and the original developer Pangolin Corporation, seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado.

        Specifically, USE (which is the assignee of Crested's rights and interests in certain of the promissory notes, contracts and agreements) alleges that Contour has breached contracts for the sale of USE's and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE has further alleged that Contour fraudulently induced USE and Crested to enter into restructuring agreements for the original transactions between the parties in such properties; and further, that Contour has breached the duties of good faith, honesty, full disclosure and fair dealing which were owed to USE and Crested by Contour in the course of the transactions. USE has made additional claims against Contour for unjust enrichment and conversion of the real estate assets and added additional parties as defendants. See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

        Three of the defendants also filed motions to dismiss seeking relief from USE's notice of lis pendens. That motion has not been decided pending settlement discussions that were terminated by USE on July 15, 1999. Litigation is expected to resume against all defendants other than Gunnison Center Properties, L.L.C. which voluntarily petitioned for protection under Chapter 11 of the Bankruptcy Code. The remaining defendants own other property which USE believes has sufficient value to satisfy any judgment that USE may obtain.

SGMC LITIGATION

        In 1993, Amador County issued a conditional use permit ("CUP") to allow SGMC to develop the SGM near the town of Sutter Creek, Amador County, California. A number of conditions were attached to the original CUP which accommodated local citizen and government agency concerns about noise, waste disposal, traffic and other aspects of the proposed mining operation.

        In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. The new design also would significantly reduce capital and operating costs for the mine/mill complex, but cover more land for waste disposal and other purposes. The certification and approval by the Amador County Planning Commission of the Final Subsequent Environmental Impact Report ("FSEIR") and CUP amendments on July 14, 1998 was appealed (by another local citizens project opposition group) to the Amador County Board of Supervisors. In August and September 1998, the Board of Supervisors certified the FSEIR and approved the amendments to the CUP.

        On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the FSEIR and approving the amended CUP. A hearing was held on June 7, 1999 and the Court took the matter under advisement. Under California Law, the Court has 90 days from the hearing date to enter its decision.

        DENNIS SELLEY ET AL VS U.S. ENERGY CORP., CRESTED CORP. ET AL. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a doublewide trailer converted to a bunkhouse near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunk house provided by USE, located about 1/2 mile from the Ticaboo Lodge. In the late evening of June 5, 1998 and early the next morning, the occupants built a bonfire near the bunkhouse and had guests over for a party. At about 4:00 a.m. the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire. Plaintiffs allege inter alia that
defendants  were  negligent  in  providing   faulty  living  quarters  and  that
defendants submitted a false filing with the Utah Workers Compensation Fund. Defendants deny negligence in providing the living facility and assert various defenses including plaintiffs' complaint is barred by the Workers Compensation statutory immunity as well as the defense of an intervening clause. Discovery is underway.

        DECLARATORY JUDGMENT ACTION. The Workers Compensation Fund of Utah has filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine its obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. U.S. Energy Corp., Crested Corp. and affiliates have not yet responded to the complaint in the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

        The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

        ROBERT SCOTT LORIMER, age 48, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, he has not been involved in any Reg. S-K Item 401(f) listed proceeding.

        DANIEL P. SVILAR, age 70, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors.

There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

        MAX T. EVANS, age 74, has been Secretary for USE and President of Crested for more than the past five years. Mr. Evans had been a director of USE for more than the past five years, prior to April 17, 1997. He serves at the will of each board of directors. There are no understandings between Mr. Evans and any other person pursuant to which he was named as an officer. He has no family relationships with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Evans has not been involved in any Reg. S-K Item 401(f) proceeding.

                                     PART II

ITEM 5. MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

(a)     Market Information

        Shares of USE Common Stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis by the National Market System ("NMS") of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The range by quarter of high and low sales prices for the Common Stock is set forth below for fiscal 1999 and 1998.

                                                   High            Low
                                                   ----            ---
        Fiscal year to end May 31, 1999
        -------------------------------
           First quarter ended 8/31/98            $7.25          $1.63
           Second quarter ended 11/30/98           4.06            .81
           Third quarter ended 2/28/99             3.63           1.56
           Fourth quarter ended 5/31/99            6.75           3.25

        Fiscal year ended May 31, 1998
        ------------------------------
           First quarter ended 8/31/97           $11.63          $7.13
           Second quarter ended 11/30/97          11.75           7.45
           Third quarter ended 2/28/98            10.13           6.75
           Fourth quarter ended 5/31/98            8.63           5.75


(b)     Holders

(1) At August 18, 1999, the closing bid price was $3.75 per share and there were approximately 734 shareholders of record for Common Stock.

(2)     Not applicable.

(c) USE has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on USE's present or future ability to pay cash dividends, however, USE intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 1999, USE issued (in) an aggregate of 100,000 shares of Common Stock to employees as compensation for services; 25,000 shares to an outside consultant; 6,136 shares to outside directors; 89,059 shares of Common Stock to private investors for cash and the exchange of securities of Sutter Gold Mining Company; and 677,167 shares in an exchange of YSFC common stock. No underwriter was involved in any of these transactions.

ITEM 6.        SELECTED FINANCIAL DATA.

        The following tables show certain selected historical financial data for USE for the five years ended May 31, 1999. The selected financial data is derived from and should be read with the Financial Statements for USE included in this Report.

                                                          May 31,
                           ------------------------------------------------------------------
                              1999           1998          1997          1996          1995
                              ----           ----          ----          ----          ----

Current assets             $12,718,900   $14,301,000   $ 4,400,900   $ 2,912,400   $ 3,390,100
Current liabilities          5,355,600     6,062,100     1,393,900     2,031,200     3,368,200
Working capital              7,363,300     8,238,900     3,007,000       881,200        21,900
Total assets                33,391,000    45,019,100    30,387,100    34,793,300    33,384,500
Long-term obligations(1)    14,526,900    14,468,600    14,377,200    15,020,700    15,769,600
Shareholders' equity        10,180,300    17,453,500    12,723,600    14,617,000    12,168,400


(1)Includes  $8,860,900,  $8,778,800,  $8,751,800  $3,978,800  and $3,951,800 of
accrued reclamation costs on mining properties at May 31, 1999, 1998, 1997, 1996 and 1995, respectively. See Note K of Notes to Consolidated Financial Statements.

                                                             For Years Ended May 31,
                                  ----------------------------------------------------------------------------
                                     1999            1998             1997            1996            1995
                                     ----            ----             ----            ----            ----

Revenues                          $ 10,853,600    $ 11,558,500     $ 5,790,200     $ 9,632,200     $ 4,600,600
Income (loss) before
   equity in income
   (loss) of affiliates,
   provision for
   income taxes and
   extraordinary item              (16,057,800)        365,000      (3,706,000)     (2,524,100)     (2,577,700)

Equity in loss of
   affiliates                          (59,100)       (575,700)       (690,800)       (418,500)       (442,300)

Net income (loss)                  (11,648,500)       (983,200)     (3,724,500)        270,700      (2,070,600)

Income loss per share before
   extraordinary item              $     (1.63)   $       (.15)    $      (.58)    $      (.39)    $     (.48)
Extraordinary item                     --               --               --             --              --
                                   -----------    ------------     -----------     -----------     -----------
Income loss per share
   before cumulative effect
   of accounting change                  (1.63)           (.15)           (.58)           (.39)          (.48)
Income from discontinued
   operations                          --               --               --                .05            .06
Gain on disposal of
   subsidiary operations in
   discontinued segment                --               --               --                .38          --
Cumulative effect at
   June 1, 1993 of income
   tax accounting change               --               --               --             --              --
                                   -----------    ------------     -----------     -----------     -----------
Net income (loss)
   per share, basic
   and diluted                     $     (1.63)   $       (.15)    $      (.58)    $       .04     $      (.42)
                                   ===========    ============     ===========     ===========     ===========

Cash dividends per share           $       -0-    $       -0-      $       -0-     $       -0-     $       -0-
                                   ===========    ============     ===========     ===========     ===========

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

LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1999

        During fiscal 1999, cash and cash equivalents increased by $4,522,500 to a balance of $10,173,000 at May 31, 1999. Cash increases came primarily as a result of the receipt of cash from the settlement of various Sheep Mountain Partners ("SMP") arbitration/litigation issues, the collection of accounts and notes receivable, the sale of certain assets and the consolidation of Yellow Stone Fuels Corp. ("YSFC"). Cash was provided from operations and financing activities of $4,287,000 and $1,153,300 respectively. Cash of $917,800 was used in investing activities.

        The Company received two payments as partial settlement of various disputes existing between the partners of SMP. The first payment of $5,026,400, which was recorded as an account receivable at May 31, 1998, represented matters which the partners of SMP agreed to settle based on the April 18, 1996 Order and Award which was rendered by the Arbitration Panel and confirmed by the U.S. District Court of Colorado. The Company received an additional payment of $6,077,300 after a decision was reached by the 10th Circuit Court of Appeals, which affirmed the Second Amended Judgment of the U.S. District Court of Colorado, without modification.

        During the twelve months ended May 31, 1999, accounts receivable from affiliates decreased by $815,000. This reduction came primarily as a result of Green Mountain Mining Venture ("GMMV") reducing the amount it owed the Company for operations at the GMMV uranium properties by $554,000 and payment of accounts receivable from YSFC of $137,500. The Company also received its final payment of $333,333, plus interest of $23,300, on a three year installment promissory note of $1,000,000 as a result of the sale of The Brunton Company in fiscal 1996 to a third party. YSFC was consolidated beginning in the fourth quarter of fiscal 1999. As a result of the consolidation of YSFC, cash increased by $1,423,200.

        Cash was used to reduce accounts payable and accrued expenses by, $1,318,800; reduce debt by $395,200; purchase and renovate assets, $1,057,900; purchase treasury stock, $123,800 and fund continuing operations. During fiscal 1999, proceeds from long term debt were $249,000. The net decrease in long term debt of $146,200 was primarily the result of scheduled debt payments, net of purchases of additional mineral properties by Sutter Gold Mining Company ("SGMC"), $16,800; and the purchase of additional equipment, $37,600.

        Other subsidiaries of the Company consumed cash and obtained financing to purchase additional equipment and construct or renovate existing facilities. Additions to the capital equipment and facilities at the commercial operations in southern Utah included the partial construction of a boat storage facility, $576,600; renovations to the Plateau Resources Limited ("Plateau") motel and C-store facilities in southern

Utah, $72,600; and the purchase of vehicles, mobile homes and other equipment $83,700. Airport operations in Wyoming underwent a $79,600 renovation to its fuel storage facility. Other capital expenditures included the purchase of various pieces of equipment for $191,600. These purchases of capital equipment were offset by the sale of various equipment which generated $303,900 in cash proceeds.

CAPITAL RESOURCES

        GENERAL: The primary source of the Company's capital resources for fiscal 2000 will be cash on hand at May 31, 1999, cash generated from commercial operations in southern Utah, possible equity financing for the Company and its affiliated companies, and the expected final resolution of the SMP arbitration. The Company will also continue to offer for sale various other assets such as lots and homes in Ticaboo, Utah, real estate holdings in Wyoming, Colorado and Utah and various mineral interests. Advance royalties, interest, rentals of real estate holdings and equipment, aircraft chartering and aviation fuel sales will also provide cash.

        LINE OF CREDIT: The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. This facility is currently available to the Company. It is anticipated that this line of credit may be used to finance working capital needs.

        FINANCING: Equity financings for SGMC, Plateau and YSFC are dependent on the market price of gold and uranium, among other things. Currently, the prices for these metals are depressed and it is not known when they will recover. Management of the Company believes, based on its analysis of independent projections, that the market prices for these metals will improve in the future. No assurance can be given that the prices will improve during fiscal 2000. If the prices do not improve, the ability of the Company to raise equity financing will be impaired.

        The Company believes that cash on hand, its line of credit and cash projected to be received from operations, along with potential cut backs in capital development, general and administrative and operating expenses, will be adequate to fund working capital requirements through fiscal 2000. These capital resources are not sufficient to provide the necessary funding for major capital expenditures of the Company's mineral properties and, accordingly, the Company's development plans may be either temporarily or permanently impacted.

        The Company issued shares of its common stock to various individuals and employee benefit plans which conserved its cash during fiscal 1999. The issuances of shares included: (1) 89,600 shares of common stock were issued to fund the 1999 obligation to the Employee Stock Ownership Plan which accounted for compensation expense of $358,400; (2) 25,000 shares to an outside consultant, for services over a two year period, which created an expense in fiscal 1999 of $11,460 and deferred expenses of $57,290 which will be amortized over a 20 month period; (3) 50,000 shares of restricted common stock each to two of its employees for their extraordinary time and expertise that was devoted to the Company resulting in the successful efforts of the Company in the SMP arbitration/litigation. These shares were valued at market for which the Company recorded an expense of $293,750; (4) 6,136 shares of common stock issued to outside directors for services rendered which were valued at $25,200; (5) 67,000 shares, which are forfeitable under the 1996 Stock Award Program, valued at $268,000, which will be amortized over a five year period; and (6) the issuance of 95,000 purchase warrants to outside consultants, for services over a one to two year period, which have a value of $176,000 that will be amortized over a 20 month period. The Company will continue to fund employee retirement and bonus plans and outside director's fees with its common stock.

        These changes in components of working capital along with minor increases in accounts and notes receivable trade, $27,300; assets held for resale and other assets, $15,400; and inventory of $29,500 resulted in a net decrease in working capital of $875,600 to working capital at May 31, 1999 of $7,363,300. It is anticipated that this working capital along with the line of credit and cash received from operations, as well as reductions in capital expenditures and general and administrative and operational costs, will be sufficient to supply the working capital needs of the Company during fiscal 2000. Until either the remaining SMP arbitration issue is resolved or equity financing is raised, the Company plans to curtail major development projects on its mineral properties, general and administrative expenses and commercial operations.

CAPITAL REQUIREMENTS

        GENERAL: The primary requirements for the Company's working capital during fiscal 2000 are expected to be associated with corporate general and administrative expenses and care and maintenance costs of Plateau, SMP, YSFC and SGMC mineral properties. The Company will also be responsible for the purchase of uranium for a delivery pursuant to the one utility contract that was assigned to the Company as a result of the partial settlement agreement reached with Nukem, Inc. in the SMP arbitration. It is not anticipated that the net gain or loss on the delivery to this uranium contract will be material to the net income of the Company during fiscal 2000.

        SGMC: During fiscal 1999 and 1998, the Company issued 89,059 and 488,895 shares, respectively, of its common stock to purchase 207,500 and 889,900
Special Warrant Units respectively from certain SGMC investors in an arm's length, bargained transaction. The transaction resulted in the Company increasing its ownership of SGMC by 4% to 63% of the outstanding common stock of SGMC as of May 31, 1999.

        The Company continually evaluates carrying values of its long lived assets. Due to various market related factors, the market price for gold was pushed to 20 year lows. As a result of the continuing decline in the market price of gold, the Company recorded impairments of $10,718,326 and $1,500,000 in fiscal 1999 and 1998 respectively on its SGMC mineral assets. Management of the Company currently plans to maintain the property in a care and maintenance mode until the price of gold rebounds.

        Preliminary estimates are that the proposed mine/mill operation will require approximately $15,000,000 to place the proposed mine and mill into full operation. The Company will need to obtain these funds from either an equity partner, the equity market or commercial borrowings prior to the SGMC properties going into production. The Company is also exploring alternative uses for the property, including tourism.

        SMP: The Company is responsible for all care and maintenance costs of the SMP properties. During fiscal 1999 these costs averaged $56,900 per month. There are no current plans to mine the SMP Crooks Gap properties during fiscal 2000. However, the Company will continue to preserve the mineral properties and evaluate concepts to reduce care and maintenance costs.

        All matters in the SMP arbitration have been settled with the exception of the resolution of the Constructive Trust which was impressed by the arbitration panel on several supply contracts with three republics of the former Soviet Union. The existence of a Constructive Trust on the contracts was confirmed by the U. S. District Court of Colorado and affirmed by the 10th Circuit Court of Appeals. Management believes that the resolution of the Constructive Trust issue will occur during fiscal 2000. However, no assurance of the resolution or its ultimate impact on the financial condition or earnings of the Company can be predicted.

        GMMV: Pursuant to an Acquisition Agreement that was signed on June 23, 1997, Kennecott paid the Company $4 million upon execution of the Agreement, which became non-refundable upon the satisfaction of certain terms. Due to continued depressed market prices for uranium concentrates The Company was unsuccessful in obtaining financing which would have allowed the Company to purchase Kennecott's interest in the GMMV. The $4 million advanced at closing is classified as a deferred purchase option and will be offset against any future cash commitments the Company may incur on the GMMV properties.

        During July 1998, the GMMV Management Committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. During fiscal 1999, the Company elected under the original GMMV agreement to become a non-participating partner in the budgets of the GMMV. This decision by the Company will have a dilutive effect on its ownership in the GMMV. The Company can buy back any dilution it may suffer in its ownership under certain conditions of the GMMV contract. The Company believes that due to significantly reduced annual care and maintenance costs, the dilution of its interest will be minor in the short term.

        As a result of continued depressed uranium prices, the decision to curtail development activities and lack of funding GMMV took an impairment against its mineral assets. This impairment does not affect the Company's carrying value of its investment in GMMV or its results of operations.

        PLATEAU: In addition to maintaining the mill and mine properties, Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. Operations in fiscal 1999 resulted in a loss of $708,500. This loss is a reduction of approximately $100,000 from the loss experienced in fiscal 1998. In addition to commercial operations, Plateau is developing real estate sales on developed home and trailer sites as well as constructed homes.

        The Company is currently working to obtain the necessary permits from the NRC and State of Utah to place the Shootaring mill, which is owned by Plateau and located in southern Utah into production. The Company is seeking debt or equity financing of between $6,000,000 to $9,000,000 to put the mill and Tony M. Mine into production. Until such time as the market price for uranium concentrates reaches economic levels, financing is obtained and profitable contracts are secured, the Company will not put the properties into production. Plateau is also evaluating alternate uses for its mill site including a disposal site for low level radioactive material.

        YSFC: During fiscal 1999 the Company issued 677,167 shares of its common stock in an exchange with private investors in YSFC pursuant to an Exchange Agreement in a private placement of YSFC stock. Due to the acquisition of substantially all the outside shareholder's interest, the Company began consolidating YSFC on March 1, 1999. The Company recorded an impairment on its YSFC mineral assets $2,506,000 during fiscal 1999 due to continued depressed market prices for uranium concentrates. YSFC retained its properties and anticipates placing them into production at such time as they become economical. No prediction can be made when the market price for uranium concentrates will recover to the level that the YSFC properties will be economical to produce.

        TERM DEBT AND OTHER OBLIGATIONS: Debt is primarily for land and equipment purchased by SGMC, the Company, and FNG. The debt bears various interest rates and is due under various payment terms. It is anticipated that all debt payments will be able to be made in the normal course of the Company's business.

        RECLAMATION OBLIGATIONS: It is not anticipated that any of the Company's working capital will be used in fiscal 2000 for the reclamation of any of its mineral properties. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the Company's mining properties will enter the reclamation phase prior to May 31, 2000. At May 31, 1999, all reclamation obligations of the Company were fully covered by cash, bonds, the pledge of real estate assets, or in the case of GMMV, surety bonds posted by Kennecott. The Company evaluates all reclamation liabilities annually with the responsible regulatory agency. When increases are required, provisions are made in the cash deposits or bonding.

        OTHER: The Company is not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. Likewise, the Company does not have properties which require current remediation. The Company is not aware of any claims for personal injury or property damages that need to be accrued or funded.

        The tax years through May 31, 1994 are closed after audit by the IRS. The Company currently has filed a request for an appeal hearing on an IRS agent's findings for the years ended May 31, 1995 and 1996.
 No assurance of the outcome of the appeal can be given. However, management of the Company believes that the results of the appeal will not have a material affect on the financial position of the Company.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

        Although the Company experienced positive cash flows during fiscal 1999, operations resulted in a net loss after taxes of $11,648,500 or $1.63 per share as compared to a loss of $983,200 or $0.15 per share in fiscal 1998. Decreased revenue and the impairment of mineral assets are the primary cause for the increase in the fiscal 1999 loss.

        REVENUES: Mineral sales decreased by $831,500 during fiscal 1999. This decrease resulted from no revenues recognized during fiscal 1999 from a SMP base escalated uranium delivery contract, which generated revenues of $858,600 during fiscal 1998 from the final delivery under the contract. There were reduced revenues from the advance royalty from Cyprus Amax of $60,400, due to reduced market prices for molybdenum. These decreases in mineral sales revenue were slightly offset by net profits received from one of the SMP purchase contracts of $87,500 during fiscal 1999 while no such revenues were recorded in fiscal 1998.

        Commercial operations revenues decreased by $545,700. This decrease occurred primarily as a result of reduced equipment rentals to the GMMV. The GMMV properties were on a standby basis during most of fiscal 1999 due to reduced uranium prices. This decrease of equipment rental of $751,300 was offset by increased fuel sales at the Company's southern Utah commercial operations of $141,700.

        Oil sales decreased by $86,900 as a result of temporarily closing down oil production due to continued depressed market prices for crude oil and a continuing decline in the production of the oil wells. Subsequent to May 31, 1999 the Company began producing from two of the oil wells. The Company will continue to evaluate future production based on estimated production rates and market prices for crude oil.

        Management fees and other revenues decreased by $784,900, primarily due to reduced contract work performed at the GMMV properties and management services at the SMP properties. The Company is paid a percentage of all costs at the GMMV properties for contract services provided. During fiscal 1999, operations were significantly reduced at the GMMV properties, which reduced the related management fees. Upon receiving the SMP mining properties in a partial settlement of the SMP arbitration issues, the Company was no longer entitled to management fees on the SMP properties.

        COSTS AND EXPENSES: Mineral operations increased from $1,664,800 during fiscal 1998 to $2,309,800 during fiscal 1999. This increase of $645,000 primarily related to care and maintenance costs associated with the SMP properties. The Company became responsible for 100% of these costs at the beginning of fiscal 1999 due to a partial settlement of the SMP arbitration/litigation issues which conveyed ownership of the SMP mining properties to the Company.

        General and Administrative expenses increased from $4,793,200 during fiscal 1998 by $2,656,200 to $7,449,400 during fiscal 1999. This increase was a result of (1) the consolidation of SGMC for the full year of fiscal 1999 of $1,928,900; (2) the consolidation of YSFC for the fourth quarter of 1999, $93,500; and (3) the amortization of warrants granted to consultants of $291,700 and deferred compensation of $81,900.

        The largest increases in costs and expenses were impairments in mineral assets and provision for doubtful accounts. During fiscal 1999, the Company recorded a total impairment on mineral assets of $13,224,400 as compared to an impairment on mineral assets of $1,500,000 for fiscal 1998. The impairment in fiscal 1999, consisted of an impairment of the SGMC assets of $10,718,300 and the YSFC assets of $2,506,100. The impairment of the SGMC and YSFC assets related primarily to mineral properties and equipment.

        The Company also recognized non-cash expenses in the form of a provision for doubtful accounts of $365,000 and the write-off of an investment made in a non affiliated company during fiscal 1999 of $100,000. The provision for doubtful accounts is a result of the continual inability of a third party to pay amounts due the Company on real estate sold in prior years. The Company will pursue collection of these amounts.

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

FUTURE OPERATIONS

         The Company has generated losses in each of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairments of mineral assets. The Company is in the process of holding its investments in gold and uranium properties that are currently not generating any operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependant on the price that a company can receive for the minerals produced. The Company cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, the Company will generate net income from operations. The Company has sufficient capital resources to maintain its mineral properties on a stand by basis through fiscal 2000. Development activities of the mineral properties and expansion of commercial operations are dependant on the Company obtaining equity financing or commercial loans.

        In addition, legal expenses associated with the litigation and arbitration surrounding the SMP Partnership and the inability of the Company to utilize all the funds that have been awarded to the Company by the Arbitration Panel and confirmed by the Federal Courts have compounded the Company's operating and cash flow position in the past. The Company believes that the SMP arbitration/litigation will be resolved during fiscal 2000.

YEAR 2000 ISSUE

        Computer programs written in the past utilize a two digit format to identify the applicable year. Any date sensitive software beyond December 31, 1999 could fail, if not modified. The result could be, among other possibilities, disruptions to operations and the inability to process financial transactions. The Company has evaluated the operating systems on all headquarter and field office computers and operating systems and has consulted with its vendors of the computer software which is being used by the Company and its affiliates. The vendors have confirmed to the Company that all of the Company's software and information systems are Year 2000 compliant. The Company therefore does not believe that significant expenditures will be required for the Year 2000 event. In the event that the Company experiences technical problems because of the Year

2000 problem it will change software vendors. Such a change would not have a material affect on the Company's results of operations or financial position.

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

        URANIUM AND GOLD. Changes in the prices of uranium and gold affect the Company to the greatest extent. Currently, both gold and uranium are at historical low prices. The Company is continually evaluating market trends and data. The Company does not plan to go forward with any additional development of its mineral properties until the market price for gold and uranium obtain and remain at higher levels which will make the operations profitable.

        MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect the Company with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Cyprus Amax since Cyprus Amax has other producing mines.

ITEM 8. FINANCIAL STATEMENTS

        Financial statements for the Company follow immediately.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of May 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
August 26, 1999

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        May 31,
                                                             ----------------------------
                                                                 1999            1998
                                                                 ----            ----
CURRENT ASSETS:
     Cash and cash equivalents                               $ 10,173,000    $  5,650,500
     Accounts and notes receivable:
        Trade, net of allowance for doubtful
             accounts of $30,900                                  223,100         195,800
        Affiliates                                              1,063,400       1,878,400
        Current portion of long-term notes receivable, net           --           335,800
     Assets held for resale and other                           1,116,200       1,100,800
     SMP settlement receivable, net                                  --         5,026,000
     Inventory                                                    143,200         113,700
                                                             ------------    ------------
             Total current assets                              12,718,900      14,301,000

INVESTMENTS AND ADVANCES:
     Affiliates                                                   751,600         871,800
     Restricted investments                                     9,160,400       8,889,100
                                                             ------------    ------------
                                                                9,912,000       9,760,900

PROPERTIES AND EQUIPMENT:
     Mineral properties and mine development costs              1,472,500      13,346,600
     Buildings and improvements                                 6,411,400       6,424,000
     Aircraft and other related equipment                       8,444,300       8,761,400
     Developed oil and gas properties, full cost method         1,773,600       1,773,600
     Land                                                       1,506,000         951,000
                                                             ------------    ------------
                                                               19,607,800      31,256,600
     Less accumulated depreciation,
        depletion and amortization                            (10,171,300)    (11,806,300)
                                                             ------------    ------------
                                                                9,436,500      19,450,300
OTHER ASSETS:
     Accounts and notes receivable:
        Real estate sales                                          20,400         398,000
        Employees                                                 366,600         352,000
     Deposits and other                                           936,600         756,900
                                                             ------------    ------------
                                                                1,323,600       1,506,900
                                                             ------------    ------------
          Total assets                                       $ 33,391,000    $ 45,019,100
                                                             ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         May 31,
                                                             ----------------------------
                                                                  1999            1998
                                                                  ----            ----
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $  1,229,600    $  1,836,400
     Deferred GMMV purchase option                              4,000,000       4,000,000
     Current portion of long-term debt                            126,000         225,700
                                                             ------------    ------------
           Total current liabilities                            5,355,600       6,062,100

LONG-TERM DEBT                                                    786,700         278,200

RECLAMATION LIABILITIES                                         8,860,900       8,778,800

OTHER ACCRUED LIABILITIES                                       3,734,500       4,266,800

DEFERRED TAX LIABILITY                                          1,144,800       1,144,800

COMMITMENTS AND CONTINGENCIES (Note K)

MINORITY INTERESTS IN SUBSIDIARIES                                856,500       4,561,300

FORFEITABLE COMMON STOCK,
     $.01 par value; 339,208 and 312,378
     shares issued respectively, forfeitable until earned       2,471,700       2,473,600

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 100,000 shares
        authorized, none issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
        authorized; 8,550,624 and 7,523,492 shares issued,
        respectively                                               85,600          75,200
     Additional paid-in capital                                33,014,900      28,526,200
     Accumulated deficit                                      (19,408,600)     (7,760,100)
     Treasury stock at cost, 930,532 and 865,943 shares,
        respectively                                           (2,584,600)     (2,460,800)
     Unallocated ESOP contribution                               (927,000)       (927,000)
                                                             ------------    ------------
                                                               10,180,300      17,453,500
                                                             ------------    ------------
          Total liabilities and shareholders' equity         $ 33,391,000    $ 45,019,100
                                                             ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended May 31,
                                               ---------------------------------------------
                                                    1999            1998            1997
                                                    ----            ----            ----
REVENUES:
   Mineral revenues                            $    238,200    $  1,069,700    $    207,300
   Construction contract revenues                      --              --         1,038,600
   Commercial operations                          2,977,800       3,523,500       2,219,400
   SMP settlements, net                           6,077,300       4,590,000       1,003,800
   Oil sales                                         83,200         170,100         164,600
   Management fees from affiliates and other        584,400       1,369,300         423,800
   Interest                                         847,600         836,100         693,300
   Gain (loss) on sales of asset                     45,100            (200)         39,400
                                               ------------    ------------    ------------
                                                 10,853,600      11,558,500       5,790,200
                                               ------------    ------------    ------------

COSTS AND EXPENSES:
   Mineral operations                             2,309,800       1,664,800         843,100
   Construction costs                                14,800          36,400         752,600
   Commercial operations                          3,438,900       3,055,100       3,059,600
   General and administrative                     7,449,400       4,793,200       2,763,300
   Abandonment of mining claims                        --              --         1,225,800
   Impairment of mineral assets                  13,224,400       1,500,000            --
   Oil production                                    64,600          68,000          96,800
   Interest                                          44,500          76,000         140,800
   Provision for doubtful accounts                  365,000            --           614,200
                                               ------------    ------------    ------------
                                                 26,911,400      11,193,500       9,496,200
                                               ------------    ------------    ------------

(LOSS) INCOME BEFORE MINORITY INTEREST
   AND EQUITY IN LOSS OF AFFILIATES
   AND INCOME TAXES                             (16,057,800)        365,000      (3,706,000)

MINORITY INTEREST IN LOSS (INCOME)
   OF CONSOLIDATED SUBSIDIARIES                   4,468,400        (772,500)        672,300

EQUITY IN LOSS OF AFFILIATES                        (59,100)       (575,700)       (690,800)
                                               ------------    ------------    ------------

(Continued)


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                         Year Ended May 31,
                           --------------------------------------------
                               1999            1998            1997
                               ----            ----            ----

LOSS BEFORE INCOME TAXES   $(11,648,500)   $   (983,200)   $ (3,724,500)

INCOME TAXES (Note H)              --              --              --
                           ------------    ------------    ------------

NET LOSS                   $(11,648,500)   $   (983,200)   $ (3,724,500)
                           ============    ============    ============

NET LOSS PER SHARE,
BASIC AND DILUTED          $      (1.63)   $       (.15)   $       (.58)
                           ============    ============    ============

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING            7,137,114       6,657,549       6,466,855
                           ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                                         Page 1 of 3


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      Additional                                          Unallocated      Total
                                   Common Stock        Paid-In      Accumulated      Treasury Stock           ESOP     Shareholders'
                                Shares       Amount    Capital       Deficit       Shares      Amount     Contribution     Equity
                                ------       ------    -------       -------       ------      ------     ------------     ------

Balance May 31, 1996           6,324,306   $63,100   $20,775,700   $(3,052,400)   769,943   $(2,242,400)   $(927,000)   $14,617,000

Funding of ESOP                   24,069       200       213,400          --         --            --        213,600        213,600
Issuance of common stock for
  exercised warrants             180,000     1,800       898,200          --         --            --           --          900,000
Fair value of warrants issued
  above exercise price              --        --         148,300          --         --            --           --          148,300
Issuance of common stock
  for services rendered           12,000       200       138,300          --         --            --           --          138,500
Issuance of common stock for
  exercised option               106,100     1,200       369,100          --         --            --           --          370,300
Purchase of treasury stock          --        --            --            --       21,000      (235,600)        --         (235,600)
Shares of USE stock
  held by subsidiary
  no longer consolidated            --        --            --            --     (100,000)      296,000         --          296,000
Net loss                            --        --            --      (3,724,500)      --            --           --       (3,724,500)
                               ---------   -------   -----------   -----------   --------   -----------    ---------    -----------

Balance May 31, 1997           6,646,475   $66,500   $22,543,000   $(6,776,900)   690,943   $(2,182,000)   $(927,000)   $12,723,600
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

                                                                                                                        Page 2 of 3


                                 U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             (CONTINUED)

                                                      Additional                                          Unallocated      Total
                                   Common Stock        Paid-In      Accumulated      Treasury Stock           ESOP     Shareholders'
                                Shares       Amount    Capital       Deficit       Shares      Amount     Contribution     Equity
                                ------       ------    -------       -------       ------      ------     ------------     ------
Balance May 31, 1997           6,646,475   $66,500   $22,543,000   $(6,776,900)   690,943   $(2,182,000)  $(927,000)    $12,723,600

Funding of ESOP                   49,470       500       324,100         --         --           --           --            324,600
Issuance of common stock
  for exercised warrant           20,000       200        99,800         --         --           --           --            100,000
Issuance of common stock
  for services rendered           11,647       100        82,600         --         --           --           --             82,700
Issuance of common stock
  for exercised options           62,000       600       247,400         --         --           --           --            248,000
Fair value of warrants issued
  for services rendered             --        --         450,000         --         --           --           --            450,000
Issuance of common
  stock to acquire SGMC
  special warrants, net of
  offering costs                 488,900     4,900     3,329,200         --         --           --           --          3,334,100
Issuance of common stock         170,000     1,700     1,188,300         --         --           --           --          1,190,000
Issuance of stock for SGMC
  exercised option                75,000       700       261,800         --       100,000      (262,500)      --              --
Reconsolidation of SGMC             --        --            --           --        75,000       (16,300)      --            (16,300)
Net loss                            --        --            --        (983,200)      --           --          --           (983,200)
                               ---------   -------   -----------   -----------    -------   -----------   ---------     -----------

Balance May 31, 1998           7,523,492   $75,200   $28,526,200   $(7,760,100)   865,943   $(2,460,800)  $(927,000)    $17,453,500
                               =========   =======   ===========   ===========    =======   ===========   =========     ===========

Total Shareholders' Equity at May 31, 1998 does not include 312,378 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes the 865,943 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                                        Page 3 of 3

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)
                                                      Additional                                          Unallocated      Total
                                   Common Stock        Paid-In      Accumulated      Treasury Stock           ESOP     Shareholders'
                                Shares       Amount    Capital       Deficit       Shares      Amount     Contribution     Equity
                                ------       ------    -------       -------       ------      ------     ------------     ------
Balance May 31, 1998            7,523,492  $75,200   $28,526,200   $ (7,760,100)  865,943   $(2,460,800)   $(927,000)  $ 17,453,500

Funding of ESOP                    89,600      900       357,500         --          --          --            --           358,400
Issuance of employee options
  below market value                --        --         262,000         --          --          --            --           262,000
Issuance of common stock
  for services rendered           131,136    1,300       386,400         --          --          --            --           387,700
Issuance of common stock
  for exercise of YSFC exchange   677,167    6,800     2,591,500         --          --          --            --         2,598,300
Fair value of warrants and
  options issued for
  services rendered                 --        --         176,000         --          --          --            --           176,000
Fair value of warrants issued
  for exercise of YSFC exchange     --        --         167,000         --          --          --            --           167,000
Issuance of common
  stock to acquire SGMC
  special warrants, net of
  offering costs                   89,059    1,000       278,900         --          --          --            --           279,900
Purchase of treasury stock          --        --           --            --        64,589      (123,800)       --          (123,800)
Forfeitable shares earned          40,170      400       269,400         --          --          --            --           269,800
Net loss                            --        --           --       (11,648,500)     --          --            --       (11,648,500)
                                ---------  -------   -----------   ------------   -------   -----------    ---------   ------------

Balance May 31, 1999            8,550,624  $85,600   $33,014,900   $(19,408,600)  930,532   $(2,584,600)   $(927,000)  $ 10,180,300
                                =========  =======   ===========   ============   =======   ===========    =========   ============

Total Shareholders' Equity at May 31, 1999 does not include 339,208 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes the 812,915 shares of U.S. Energy common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended May 31,
                                                  -------------------------------------------
                                                      1999            1998           1997
                                                      ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(11,648,500)  $   (983,200)  $ (3,724,500)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Minority interest in income (loss) of
          consolidated subsidiaries                  (4,468,400)      772,500       (672,300)
        Depreciation, depletion and amortization       726,400        657,600        658,900
        Impairment of assets held for sale                --          100,000           --
        Abandoned mineral claims                          --             --        1,225,800
        Impairment of mineral assets                13,224,400      1,500,000           --
        Equity in loss of affiliates                    59,100        575,700        690,800
        SMP settlement receivable                    5,026,000     (4,590,000)    (1,003,800)
        Loss (gain) on sale of assets                  (45,100)           200        (39,400)
        Provision for doubtful accounts                465,000           --          614,200
        Common stock issued to fund ESOP               358,400        324,600        213,600
        Non-cash compensation                          267,900         82,700           --
        Common stock and warrants
          issued for services                          825,700        196,000        286,800
        Other                                         (168,800)       287,800        177,600
        Net changes in:
          Accounts and notes receivable                946,500        172,400       (706,500)
          Other assets                                 (44,900)      (226,900)       318,200
          Accounts payable and accrued expenses     (1,318,800)      (176,200)      (331,700)
          Reclamation and other liabilities             82,100       (938,200)      (355,300)
                                                  ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               4,287,000     (2,245,000)    (2,647,600)
                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                     (18,100)    (1,125,000)      (719,300)
  Development of gas properties                           --             --          (29,100)
  Increase in restricted investment                   (271,300)          --             --
  Proceeds from sale of property and equipment         375,300          4,000        273,500
  Purchases of property and equipment               (1,057,900)    (1,947,200)      (208,600)
  Changes in notes receivable, net                        --          726,800       (121,400)
  Distribution from affiliate                           54,200           --        4,367,000
  Investments in affiliates                               --         (102,300)    (1,413,700)
  Deferred GMMV purchase option                           --        4,000,000           --
                                                  ------------   ------------   ------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                (917,800)     1,556,300      2,148,400
                                                  ------------   ------------   ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                            Year Ended May 31,
                                              --------------------------------------------
                                                   1999           1998          1997
                                                   ----           ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock     $       --     $  1,800,500   $  1,270,300
   Proceeds from subsidiary stock sale                --             --        1,106,700
   Proceeds from long-term debt                    249,000        307,700        554,400
   Payments on lines of credit                        --             --         (499,000)
   Purchase of treasury stock                     (123,800)          --         (235,600)
   Repayments of long-term debt                   (395,200)      (309,900)      (789,200)
   Increase (decrease) in cash related to
      consolidation of subsidiary                1,423,300      3,124,000       (484,100)
                                              ------------   ------------   ------------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES                          1,153,300      4,922,300        923,500
                                              ------------   ------------   ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                              4,522,500      4,233,600        424,300

CASH AND CASH EQUIVALENTS, Beginning of year     5,650,500      1,416,900        992,600
                                              ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, End of year        $ 10,173,000   $  5,650,500   $  1,416,900
                                              ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                              $     44,500   $     76,000   $    118,900
                                              ============   ============   ============

   Income taxes paid                          $       --     $       --     $       --
                                              ============   ============   ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                 Year Ended May 31,
                                                     ----------------------------------------
                                                        1999           1998          1997
                                                        ----           ----          ----
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
   Payment of note receivable - affiliate
      with stock from affiliate                      $   275,000    $    --        $   --
                                                     ===========    ===========    ==========

   Acquisition of land through issuance of debt      $   555,000    $    --        $   --
                                                     ===========    ===========    ==========

   Exchange of common stock
      investment in affiliate for
      Contingent Stock
      Purchase Warrant                               $   --         $   --         $4,594,000
                                                     ============   ==========     ==========

   Consolidation/Deconsolidation of subsidiary in 1999, 1998 and 1997, respectively:

   Other assets                                     $     10,900   $     49,200   $     77,600
   Investment in affiliates                                 --          358,400        355,000
   Investment in Contingent Stock Purchase Warrant          --       (4,594,000)          --
   Restricted investment                                    --             --           27,000
   Property, plant and equipment                         388,000     12,499,000     11,560,600

   Notes payable                                        (400,000)      (241,700)       185,000
   Accounts payable and accrued expenses                (254,700)      (700,000)       433,900
   Reclamation                                              --          (27,000)          --
   Minority interest                                     871,000     (3,788,700)     2,069,900
Issuance of common stock to acquire
   SGMC special warrants, net of
      offering costs
   Common stock                                            6,800          4,900           --
   Additional paid-in capital                          2,598,300      3,329,200           --

Warrants issued for professional services                167,000        254,000           --
Forfeitable stock issued for services                    268,000        581,200        405,800


The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999

A.      BUSINESS ORGANIZATION AND OPERATIONS:

        U.S. Energy Corp. (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company's primary business is the acquisition, exploration, holding, sale and/or development of mineral properties and mining and marketing of minerals. Principal mineral interests are in uranium, gold, and molybdenum. The Company also holds various real and personal properties used in commercial activities. Most of these activities are conducted through the joint venture discussed below and in Note D. In addition, through its majority owned subsidiary, Four Nines Gold, Inc. ("FNG"), the Company historically engaged in projects such as the construction of municipal sewage systems, irrigation and other civil engineering projects.

        The Company and its 52%-owned subsidiary, Crested Corp. ("Crested") are engaged in a venture to develop certain uranium properties with Kennecott
Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), formed in 1990, and is also involved in a partnership with Nukem, Inc. ("Nukem") through its wholly-owned subsidiary, Cycle Resource Investment Corporation ("CRIC"), known as Sheep Mountain Partners ("SMP"). As discussed in Note K, SMP is currently involved in significant legal proceedings between its partners. During fiscal 1995, USE and Crested formed a Wyoming corporation, Sutter Gold Mining Company ("SGMC)", which was the successor of USECC Gold Limited Liability Company ("USECC Gold") and Sutter Gold Venture ("SGV"). These companies were formed to develop and mine gold reserves in California. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate, pending certain conditions. See further discussion of these entities in Note F.

LIQUIDITY AND OPERATING LOSSES

        As a result of the SMP litigation/arbitration (see Note K) and the significant amount of standby/maintenance and permitting costs being incurred on the Company's mineral properties (none of which are in production), the Company has incurred significant net losses during each of the last three years. During the past few years, the Company has relied primarily on the receipt of funds from the SMP arbitration award, contract development work done at the GMMV properties, the sale of its common stock through private placements and the exercise of common stock warrants/options, borrowing on its lines of credit and the sale of its subsidiary, The Brunton Company ("Brunton"), to fund its losses and cash needs. The Company and Crested received $6,077,300 as partial settlement of the SMP arbitration/litigation during the third quarter of fiscal 1999. During fiscal 1998, the Company received $858,700 for a delivery made on an SMP contract. On June 1, 1998, the Company and Crested received $5,026,000 as partial payment of the monetary resolution of the American Arbitration Association's Order and Award for the portion of the SMP arbitration/litigation ("SMP litigation") that was finalized in fiscal 1998. For accounting purposes, the Company and Crested first applied the proceeds against their recorded investment balance in SMP of $436,000, with the remaining balance of $4,590,000, after cost recovery, being recognized as income in fiscal 1998.

        Additional sources of funding will be required to place Plateau and SGMC into production as well as to purchase the Kennecott interest in GMMV (see Note
F). Equity and/or debt financing will be the primary source of these funds. There is no assurance such financing sources will be available to the Company. If the additional financings do not occur as planned, the Company believes it can delay its development activities so that available cash, operating cash flow, bank borrowings and affiliate financings will be adequate to fund its working capital requirements and commitments for fiscal 2000.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), FNG (50.9%), SGMC (63%), Crested (52%), Yellowstone Fuels Corp. ("YSFC") (35.9%) and the USECC Joint Venture ("USECC"), a proportionately consolidated joint venture which is equally owned by the Company and Crested through which the bulk of their operations are conducted. USECC owns the buildings and other equipment used by the Company and holds an interest in SMP (see Notes E and F).

        With the exception of SMP and YSFC's investments in other joint ventures and 20% to 50% owned companies are accounted for by the equity method (see Note
E). SGMC was an equity investee through March 1998 when the Company purchased special warrant units from certain investors and increased its ownership to 59%, requiring consolidation subsequent to April 1, 1998 (see Note F). YSFC was an equity investee through February 1999, at which time the Company purchased the majority of the shares of common stock of YSFC owned by outside shareholders by issuing 677,167 shares of Company's common stock. The purchase of these shares of YSFC resulted in an increase of 9% ownership of YSFC resulting in 22.7% ownership. As a result of the common directors and control of YSFC by USE and its employees, YSFC was consolidated as of March 1, 1999. Investments of less than 20% are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

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

INVENTORIES

        Inventories consist primarily of aviation fuel, associated aircraft parts, mining supplies, stockpiled uranium ore, gold ore stockpiles and modular homes held for resale. Retail inventories are stated using the average cost method. Other inventory is stated at the lower of cost or market.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


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

LONG-LIVED ASSETS

        The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis or the fair value is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis or the fair value of the asset, less any selling costs, to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. A low commodity price market, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. During 1999, the Company recorded an impairment of $10,718,300 on its mineral assets in SGMC and $2,506,100 on its mineral assets in YSFC. During 1998, the Company recognized an impairment loss of $1,500,000 on its mineral assets in SGMC. See Note F for further discussion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The recorded amounts for short-term and long-term debt, receivables, other current assets, and accounts payable and accrued expenses approximate fair value.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


REVENUE RECOGNITION

        Advance royalties which are payable only from future production or which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

        Revenues from gold and uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represent primarily real estate activity, and an airport fixed base operation, are recognized as goods and services are delivered. Revenues from long-term construction contracts are recognized on the percentage-of- completion method. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Oil and gas revenue is recognized at the time of production.

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

NET LOSS PER SHARE

        In February 1997, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1997 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Company's previously reported net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued and establishes standards for reporting and displaying comprehensive income and its components in the financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The adoption of SFAS 130 in the first quarter of fiscal 1999 had no impact to the consolidated financial statements of the Company.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


        In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued and establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 was adopted by the Company in fiscal 1999 (See Note I).

        In February 1998, SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132") was issued and standardizes disclosure requirements for pension and other post retirement benefit plans. Adoption of this standard is required for fiscal years beginning after December 15, 1997, and restatement of prior period comparative disclosures is required. The Company adopted SFAS 132 in fiscal 1999. The adoption of SFAS 132 did not have a material affect on it's financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activity. SFAS 133 is effective for all periods in fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recorded on the balance sheet as either an asset or liability and measured at fair value. Changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 in Fiscal 2000. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

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

RECLASSIFICATIONS

        Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


C.      RELATED-PARTY TRANSACTIONS:

        The Company and Crested provide management and administrative services for affiliates under the terms of various management agreements. The Company provides all employee services required by Crested. In exchange, Crested is obligated to the Company for its share of these costs. Revenues from services by the Company to unconsolidated affiliates were $584,400, $849,000 and $397,000 in fiscal 1999, 1998 and 1997, respectively. The Company has $979,600 of receivables from unconsolidated subsidiaries and short-term advances to employees totaling $83,800 as of May 31, 1999.

        At May 31, 1999, the Company's principal shareholder and his immediate family were indebted to the Company in the amount of $339,205 which is represented by notes secured by 164,000 shares of the Company's common stock.

        As of May 31, 1999, the Company has recorded a $100,000 convertible note receivable from Heritage Memorial Services, Inc. ("HMS"). The Company's principal shareholder and the principal shareholder of YSFC currently hold seats on the Board of Directors of HMS as Chairman and Director, respectively. As of May 31, 1999, due to uncertainties related to the collectibility or future convertibility, the Company has recorded a valuation allowance for the entire amount of the note receivable from HMS.

        On May 15, 1997, Yellow Stone Fuels Corp. ("YSFC"), a 22.7% owned affiliate of USE and a 13.2% owned affiliate of Crested, entered into a line of credit arrangement with USECC. As of May 31, 1998, YSFC owed USECC $440,000 which included $40,000 of accrued interest. The note bore interest at 10% per annum and was due on December 31, 1998. The Company and Crested extended the note to March 31, 1999. YSFC repaid the debt by issuing 68,250 shares of its common stock each to the Company and Crested, respectively, and paying a total of $200,000. The shares of YSFC common stock were valued per the conversion clause of the promissory note at $2.00 per share.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


E.      INVESTMENTS AND ADVANCES:

        The Company's restricted investments secure various decommissioning costs, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 1999 and 1998, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to- maturity under SFAS 115 and are measured at amortized cost.

        The Company's investment in and advances to affiliates are as follows:

                                   Consolidated        Carrying Value at May 31,
                                     Ownership            1999            1998
                                   -------------          ----            ----
        Equity Method:
            GMMV                       50.0%          $  727,000     $   724,800
            Ruby Mining Company        26.7%              24,600          32,100
            YSFC                       35.9%*             --   *         114,900
                                                      -----------    -----------
                                                      $  751,600     $   871,800
                                                      ===========    ===========

        *Consolidated beginning March 1, 1999

        Equity loss from investments accounted for by the equity method are as follows:

                                                 Year Ended May 31,
                                  ----------------------------------------------
                                       1999             1998             1997
                                       ----             ----             ----

           GMMV                   $   --            $   --          $    --
           Ruby Mining Company       (3,100)              (500)          (3,300)
           YSFC**                   (56,000)**        (140,300)        (224,800)
                                  ---------         ----------      -----------

                                  $ (59,100)        $ (140,800)     $  (228,100)
                                  =========         ==========      ===========

        **Consolidated beginning March 1, 1999. This represents the equity loss through February 28, 1999.

        GMMV expenses certain general and administrative, maintenance and holding costs. However, the Company has not recognized equity losses in GMMV because Kennecott was committed to fund 100% of the first $50,000,000 of development and operating costs of the Joint Venture. In fiscal 1998, the Company and USECC entered into an Acquisition Agreement with Kennecott whereby the Company under certain conditions could purchase Kennecott's interest in the GMMV. Those conditions were not met and the Company became a non-participating partner in the funding of GMMV costs during 1999 (see Note F).

        Condensed combined balance sheets and statements of operations of the Company's equity investees include GMMV and Ruby Mining Company.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


              CONDENSED COMBINED BALANCE SHEETS - EQUITY INVESTEES

                                               May 31,
                                    ----------------------------
                                        1999           1998
                                        ----           ----

Current assets                      $     37,100    $  1,762,300
Non-current assets                       802,400      71,583,100
                                    ------------    ------------
                                    $    839,500    $ 73,345,400
                                    ============    ============

Current liabilities                 $    718,500    $  1,952,000
Reclamation and other liabilities     23,620,000      33,770,300
Assets over (under) liabilities      (23,499,000)     37,623,100
                                    ------------    ------------
                                    $    839,500    $ 73,345,400
                                    ============    ============

See Note F for a discussion of the reduction in the carrying value of such investee assets.

         CONDENSED COMBINED STATEMENTS OF OPERATIONS - EQUITY INVESTEES

                                  Year Ended May 31,
                     --------------------------------------------
                        1999             1998             1997
                        ----             ----             ----
Revenues             $     10,500    $     54,900    $      1,100
Costs and expenses    (62,307,800)     (1,646,900)     (3,116,900)
                     ------------    ------------    ------------
Net loss             $(62,297,300)   $ (1,592,000)   $ (3,115,800)
                     ============    ============    ============

        SMP entered into various market related and base price escalated uranium sales contracts with certain utilities which require approximately 1,500,000 pounds of uranium concentrates to be delivered from 1997 through 2000 depending on utility requirements. These contracts also allow for the quantities to be substantially increased by the utilities. As discussed in Note K, SMP has been the subject of significant litigation and arbitration proceedings between the SMP partners since 1991, portions of which are currently still in progress. Pending the resolution of the remaining proceedings, the partners in SMP agreed to fulfill certain of the SMP's uranium sales contracts outside of the partnership with each partner delivering a mutually- agreed portion of the delivery commitment on an individual basis. In 1999 and 1998, the Company recognized revenues of $87,500 and $858,700, respectively (no related revenues were recognized in 1997) from these deliveries. Revenues from these transactions have been included in the accompanying Consolidated Statements of Operations as Mineral Revenues, which would normally have been sales of SMP. As a result of a partial settlement in June of 1998, the Company was assigned one of the SMP utility contracts, which calls for total deliveries of 198,000, 81,000, 125,000, 84,000 and 208,000 pounds of uranium in fiscal 2000, 2001, 2002, 2003 and 2004, respectively. These deliveries are to be made at an average of the three month market price preceding the delivery. The utility has the option of increasing the delivery amounts by plus or minus thirty percent.

        Due to the litigation and arbitration proceedings, audited financial statements for SMP are not obtainable. Accordingly, the Company has recorded only its direct investment in, and results of operations

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


from the partnership. The Company had no carrying value of its investment in SMP for either 1999 or 1998 as proceeds from litigation and arbitration proceedings were accounted for under the cost recovery method of accounting as discussed in Note K. The Company's direct loss generated from its investment in SMP, which represent mine standby costs incurred by the Company, was $704,100, $436,000 and $442,700 for the years ended May 31, 1999, 1998 and 1997, respectively. No amounts attributable to SMP are included in the Condensed Combined Balance Sheets or Condensed Combined Statements of Operations of the Company's equity investees.

        As part of a settlement agreement dated June 1, 1998, the Company was awarded the return of its Sheep Mountain uranium mines and certain other properties. Accordingly, all mine standby costs and other holding costs were expensed solely by the Company during fiscal 1999.

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

        Pursuant to the Acquisition Agreement, the Mineral Lease, and the Mill Contract, USECC continued to develop the proposed Jackpot Mine and nearby Big Eagle Mine, and work with Kennecott in preparing the Sweetwater Mill for renewed operations. Such work was funded from the $16,000,000 loaned to the GMMV by Kennecott. Kennecott was entitled to a credit against Kennecott's original $50,000,000 commitment to fund the GMMV, in the amount of two dollars of credit for each one dollar of such funds out of the $16,000,000 loaned by Kennecott to the GMMV, plus the $4,000,000 paid to USE and USECC on signing of the Acquisition Agreement.

        In 1996, the U.S. Government adopted the "USEC Privatization Act of 1996" to privatize the U.S. Enrichment Corp. In July 1998, in a filing with the U.S. Securities and Exchange Commission, USEC Inc. ("USEC") disclosed its planned sale of significant quantities of uranium in the U.S. marketplace. Accordingly, forecasted demand for uranium and forecasted uranium sales prices have decreased in the short-term. As a result, on July 31, 1998, GMMV halted development activities at the Jackpot Mine and has placed the facility

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


on active standby. This action required the layoff of mine workers. Due to the uncertainty of the uranium market, it is not known when the mine will operate again or if USECC will be able to conclude the financing necessary to buy Kennecott's interest.

        USECC was able to satisfy the terms of the Acquisition Agreement to the point that the $4,000,000 signing bonus paid by Kennecott is non-refundable. As a result of the continuing depressed uranium market, the Company and Crested were not able to close the Acquisition Agreement. The signing payment will be applied against any further reimbursable costs and contributions the Company and Crested may become obligated to make to the GMMV.

        The Company, USECC and Kennecott continue to own their respective 50% interests in the GMMV, and Kennecott's obligation to repay the $16,000,000 loaned by them shall remain Kennecott's obligation, without any adverse effect on the 50% interest in GMMV held by the Company and USECC. Kennecott funded $14,458,200 of the $16,000,000 loan obligation. The balance of the loan, $1,541,800, is available when development work is resumed. As a result of the funds advanced under the loan and the signing bonus, which gave Kennecott a 2 for 1 credit against its $50 million work commitment, the $50 million work commitment under the 1990 GMMV Agreement is fully satisfied. The Company and Crested have elected to have their interest diluted by becoming non-participating on the work plans and budgets. Kennecott is obligated to fund the annual plans and budgets. If the Company's and USECC's participating interests drop below 10%, their interests will be automatically converted to a 1% to 3% gross proceeds interest. It is not anticipated that such dilution will occur in the near term.

        Primarily as a result of sustained depressed uranium prices, GMMV evaluated the carrying value of its mineral assets for impairment. GMMV determined the carrying valve of its assets exceeded the future cash flows. Accordingly, in fiscal 1999, the GMMV recorded an impairment in the amount of $59,545,150 related to its mineral assets. The Company's carrying value of its investment in GMMV reflects management's estimate of its portion of the salvage value of GMMV's mineral assets, net of liabilities.

SMP

        During fiscal 1989, the Company and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past eight years. See Notes E and K for a description of the investment and a discussion of the related litigation/arbitration.

CYPRUS AMAX

        During prior years, the Company and Crested conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX and its successor Cyprus Amax Minerals, Inc. ("Cyprus Amax") have not placed the properties into production as of May 31, 1999.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


        Cyprus Amax now pays the Company and Crested an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). Cyprus Amax is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $150,100, $211,000 and $207,300 of revenue from the advance royalty payments in fiscal 1999, 1998, and 1997, respectively.

        Cyprus Amax may elect to return the properties to the Company and Crested, which would cancel the advance royalty obligation. If Cyprus Amax formally decides to place the properties into production, it will pay $2,000,000 to the Company and Crested. If Cyprus Amax sells the properties, the Company and Crested will receive 15% of the first $25 million received by Cyprus Amax.

        The Company and Crested also held an option to purchase certain real estate located in Gunnison, Colorado owned by Cyprus Amax. During fiscal 1995, USE and Crested reached an agreement with Cyprus Amax whereby USE and Crested would forego six quarters of advance royalties as payment of this option exercise price. Thereafter, USE (together with Crested) signed two option agreements with Pangolin Corporation ("Pangolin"), a Park City, Utah developer, for sale of the land owned in Gunnison. Pangolin made a cash payment and signed promissory notes for the purchase of the properties. As of May 31, 1999, the promissory notes were in default and are fully reserved. USECC is endeavoring to resolve the default and filed a legal action to protect its interest (see Note
K).

SGMC

        Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

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

        During the first and second quarters of fiscal 1997, SGMC sold shares of its common stock in a private placement. These shares were sold for $3.00 per share. SGMC received approximately $1,100,000 in net proceeds from this equity placement. During the fourth quarter of fiscal 1997, an additional offering of shares of SGMC's special warrant units was completed and raised approximately $5,400,000 in net cash proceeds. Each special warrant unit is convertible into one share of SGMC common stock for no additional compensation and one stock purchase warrant. The warrant allows the holder to purchase an additional share of SGMC common stock for a CDN$6.00. The warrant expired on November 1998. At the underwriter's request, the initial investors (including USE and Crested) agreed to have the amount of their common shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


owned reduced by 50 percent. The investors in the $3.00 per share private placement discussed above were not affected as those shares were sold in contemplation of the 1 for 2 reverse split.

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

        On March 31, 1998, the Company purchased 889,900 Special Warrant units from certain Canadian investors. The units were purchased with 488,895 shares of the Company's common stock. In addition, the Company sold 170,000 shares of common stock to the Canadian investors at the then market price ($7.00 per share). As a result of this purchase, the Company and Crested's combined ownership interest in SGMC reached 59%. Therefore, as of April 1, 1998 the Company began consolidating SGMC's results of operations. During 1999, the Company issued an additional 89,059 shares of common stock to acquire an additional 207,500 SGMC Special Warrants. This purchase increased the Company's ownership of SGMC to 63%.

        Primarily as a result of the sustained decline in gold prices and the lack of significant financing necessary to further develop the Lincoln project, the Company evaluated the carrying value of its SGMC assets for impairment. The Company determined the carrying value of its assets exceeded its fair value. Accordingly, in fiscal 1999 and 1998, the Company recorded an impairment in the amount of $10,718,300 and $1,500,000, which is classified as Impairment of Mineral Assets in the accompanying Consolidated Statements of Operations. The impairment related to mineral properties and mine development costs ($10,315,700 and $1,500,000 for 1999 and 1998, respectively) and equipment ($402,600 and $-0-for 1999 and 1998, respectively).

        Additional financing will be required in order to develop SGMC. Management of SGMC is currently attempting to negotiate a proposed financing plan. Management is also considering alternate uses of the Sutter property until such time as the price for gold increases. Options that management has considered include the development of a visitors's center.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


YELLOWSTONE FUELS CORP.

        In fiscal 1998, the Company became contractually obligated to exchange its common stock for common stock of YSFC, plus interest, if certain conditions were not met (See Note J). As a result of depressed market prices for uranium, YSFC was not successful in the public offering of its common stock. As a result, the terms of the exchange agreement became effective between the Company and YSFC shareholders. The Company therefore issued 677,167 of its commons stock at a value of $2,591,500. The exchange offer for YSFC will remain effective until September 13, 1999.

        Due to continued low uranium market prices and the inability to raise financing to place the YSFC properties into production, the Company recorded an impairment of $2,506,100 related to YSFC's Mineral Assets during fiscal 1999, which is classified as Impairment of Mineral Assets in the accompanying Consolidated Statements of Operations. The impairment was specifically related to the Company's investment in YSFC ($2,248,200) and the write-down of mineral properties ($257,900) in fiscal 1999.

PLATEAU RESOURCES LIMITED

        During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. USE paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 1999, Plateau had a cash security in the amount of $7,583,900 to cover reclamation of the properties (see Note K).

        USECC is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Alternative uses of the properties are also being evaluated. Commercial revenues are being generated from the townsite assets which include a motel, C-store, lounge/restaurant, boat storage facility and housing.

        In fiscal 1998, the Company had an independent appraisal performed for its modular homes held for resale inventory. Based upon the analysis performed, the Company recorded a $100,000 write-down to more accurately reflect the fair value of these assets as of May 31, 1998. The write-down is included in Commercial Costs and Expenses in the accompanying Consolidated Statements of Operations. The Company will continue to monitor these assets to insure the carrying value does not exceed its fair value.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


ENERGX, LTD.

        Energx is engaged in the exploration, development and operation of natural gas properties. Energx currently has leased properties in Wyoming and on the Fort Peck Indian Reservation, Montana. Energx is owned by USE (45%), Crested (45%) and the Assiniboine and Sioux Tribes (10%).

        During fiscal 1997, Energx abandoned certain of its leases and as a result wrote off $164,500 of related capitalized costs. The write off is reflected as Abandonment of Mineral Interests in the accompanying Consolidated Statements of Operations. During fiscal 1999, the oil production from oil wells on the Fort Peck Indian Reservation was stopped due to depressed oil prices and declining production. Production will resume once the market price for crude oil increases to the level where the wells are again profitable.

G.      DEBT:

LINES OF CREDIT

        The Company and Crested have a $1,000,000 line of credit from a commercial bank. The line of credit bears interest at a variable rate (8.75% as of May 31, 1999). The weighted average interest rate for 1999 and 1998 was 10.25% and 9.5%, respectively. The line of credit is secured by certain real property and a share of the net proceeds of fees from production from certain oil wells. No amounts were outstanding as of May 31, 1999 and 1998. LONG-TERM DEBT

        The components of long-term debt as of May 31, 1999 and 1998 are as follows:

                                                                May 31,
                                                        -----------------------
                                                           1999        1998
                                                           ----        ----
         Installment notes - secured by equipment;
            interest at 8.75% - 9.5%, matures in 2000   $  88,200    $ 167,100
         SGMC installment notes - secured by
            certain mining properties, interest at
            7.5% to 8.0%, maturity from 1999 - 2004       767,900      235,000
         FNG installment notes - secured by FNG
            equipment, interest at 8.75% to 8.9%
            maturity from 1997 - 2002                      56,600      101,800
                                                        ---------    ---------
                                                          912,700      503,900
         Less current portion                            (126,000)    (225,700)
                                                        ---------    ---------
                                                        $ 786,700    $ 278,200
                                                        =========    =========

        Principal requirements on long-term debt are $126,000; $89,400; $32,100; $87,000; $23,100; and $555,000 for the years 2000 through 2004 and thereafter, respectively.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)



H.      INCOME TAXES:

        The components of deferred taxes as of May 31, 1999 and 1998 are as follows:

                                                           May 31,
                                                ------------------------------
                                                    1999            1998
                                                    ----            ----

         Deferred tax assets:
            Deferred compensation               $    152,400    $     87,300
            Net operating loss carryforwards       6,234,900       6,703,900
            Tax Credits                              143,800         213,800
            Other                                    275,800         541,900
            Tax basis in excess of book basis      4,315,300       2,087,900
                                                ------------    ------------
         Total deferred tax assets                11,122,200       9,634,800
                                                ------------    ------------

         Deferred tax liabilities:
            Development and exploration costs      1,928,300      (3,979,300)
                                                ------------    ------------
         Total deferred tax liabilities            1,928,300      (3,979,300)
                                                ------------    ------------
                                                   9,193,900       5,655,500
         Valuation allowance                     (10,338,700)     (6,800,300)
                                                ------------    ------------
         Net deferred tax liability             $ (1,144,800)   $ (1,144,800)
                                                ============    ============

        The Company has established a valuation allowance of $10,338,700 against deferred tax assets due to the losses incurred by the Company in past fiscal years. The Company's ability to generate future taxable income to utilize the NOL carryforwards is uncertain.

        The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                        Year Ended May 31,
                                            ------------------------------------------
                                               1999           1998           1997
                                               ----           ----           ----

      Expected federal income tax           $(3,960,500)   $  (320,300)   $(1,266,330)
      Net operating losses not previously
         benefitted and other                   422,100        155,100        (86,670)
      Valuation allowance                     3,538,400        165,200      1,353,000
                                            -----------    -----------    -----------
         Income tax provision               $      --      $      --      $      --
                                            ===========    ===========    ===========

        There were no taxes currently payable as of May 31, 1999, 1998 or 1997 related to continuing operations.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


        At May 31, 1999, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $18,000,000 which will expire from 2004 to 2013 and investment tax credit carryforwards of $128,000 which, if not used, will expire from 2000 to 2001. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

        The Internal Revenue Service has audited the Company's and subsidiaries tax returns through the year ended May 31, 1996. The Company's income tax liabilities are settled through fiscal 1994. The Company has received 30 day letters for the years ended May 31, 1995 and 1996. The Company has submitted a written appeal to protest the findings of the examining agent for the years ended May 31, 1995 and May 31, 1996 to preserve its NOL. The Company does not expect that the resolution of the audits will have a material effect on the Company's financial position or results of operations.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


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

                                                       Year Ended May 31, 1999
                                    ---------------------------------------------------------
                                                     Commercial   Construction
                                       Minerals     Operations    Operations    Consolidated
                                       --------     ----------    ----------    ------------

Revenues                            $    238,200    $2,977,800     $  --         $  3,216,000
                                    ============    ==========     ==========
Interest and other revenues                                                         7,637,600
                                                                                 ------------
    Total revenues                                                               $ 10,853,600
                                                                                 ============

Operating loss                      $ (2,071,600)   $  (461,100)   $ (14,900)    $ (2,547,600)
                                    ============    ===========    =========
Interest and other revenues                                                         7,637,600
General corporate and other expenses                                              (16,679,400)
Equity in loss of affiliates                                                          (59,100)
                                                                                 ------------
    Loss before income taxes,
       discontinued operations
       and extraordinary item                                                    $(11,648,500)

Identifiable net assets at
    May 31, 1999                    $ 10,632,900     $8,107,300      $ 144,700   $ 18,884,900
                                    ============     ==========      =========
Investments in affiliates                                                             751,600
Corporate assets                                                                   13,754,500
                                                                                 ------------
    Total assets at May 31, 1999                                                 $ 33,391,000
                                                                                 ============

Capital expenditures                $    725,400     $  944,200      $   --
                                    ============     ==========      ==========
Depreciation, depletion and
    amortization                    $    300,200     $ 348,600       $  77,600
                                    ============     =========       =========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)



                                                      Year Ended May 31, 1998
                                    ---------------------------------------------------------
                                                    Commercial    Construction
                                      Minerals      Operations     Operations    Consolidated
                                      --------      ----------     ----------    ------------

Revenues                            $ 1,069,700     $3,523,500     $   --        $  4,593,200
                                    ===========     ==========     ==========
Interest and other revenues                                                         6,965,300
                                                                                 ------------
    Total revenues                                                               $ 11,558,500
                                                                                 ============

Operating loss                      $ (595,100)     $  468,400     $  (36,400)   $   (163,100)
                                    ==========      ==========     ==========
Interest and other revenues                                                         6,965,300
General corporate and
    other expenses                                                                 (7,209,900)
Equity in loss of affiliates                                                         (575,500)
    Income before income taxes
       and discontinued operations                                               $   (983,200)
                                                                                 ============

Identifiable net assets at
May 31, 1998                        $22,235,700     $7,717,400     $  208,200    $ 30,161,300
                                    ===========     ==========     ==========
Investments in affiliates                                                             912,900
Corporate assets                                                                   15,486,000
                                                                                 ------------
    Total assets at May 31, 1998                                                 $ 46,560,200
                                                                                 ============

Capital expenditures                $ 1,175,000     $  239,400     $   --
                                    ===========     ==========     ==========
Depreciation, depletion and
       amortization                 $   243,900     $  298,600     $  115,100
                                    ===========     ==========     ==========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


                                                          Year Ended May 31, 1997
                                          -------------------------------------------------------
                                                        Commercial   Construction
                                           Minerals     Operations    Operations    Consolidated
                                           --------     ----------    ----------    ------------

Revenues                                  $  207,300    $2,219,400    $ 1,038,600   $  3,465,300
                                          ==========    ==========    ===========
Interest and other revenues                                                            2,324,900
                                                                                    ------------
    Total revenues                                                                  $  5,790,200
                                                                                    ============

Operating (loss) profit                   $ (843,100)   $(840,200)    $   286,000   $ (1,397,300)
                                          ==========    =========     ============
Interest and other revenues                                                            2,324,900
General corporate and other expenses                                                  (3,961,300)
Equity in loss of affiliates                                                            (690,800)
                                                                                    ------------
    Loss before income taxes
       and cumulative effect                                                        $ (3,724,500)
                                                                                    ============

Identifiable net assets at May 31, 1997   $ 9,025,700   $6,103,700    $    301,500  $ 15,430,900
                                          ===========   ==========    ============
Investments in affiliates                                                              4,999,600
Corporate assets                                                                        9,956,600
                                                                                    ------------
    Total assets at May 31, 1997                                                    $ 30,387,100
                                                                                    ============

Capital expenditures                      $   159,500   $  296,300    $    --
                                          ===========   ==========    ============
Depreciation, depletion and
    amortization                          $   --        $  460,100    $    198,800
                                          ==========    ==========    ============


        During fiscal 1999 and 1998 approximately 100% of mineral revenues were from the sale of uranium. There were no uranium sales during fiscal 1997.

        The Company subleases excess office space, contracts aircraft for charter flights and sells aviation fuel. Commercial Revenues in the accompanying Consolidated Statements of Operations consist of mining equipment rentals, office and other real property rentals, charter flights and fuel sales.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


J.      SHAREHOLDERS' EQUITY:

        In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of USE payable in shares of the Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors of the Company which was to provide incentive to the officers of the Company and Crested to remain with the companies. The shares are to be issued annually on or before January 15 of each year, starting January 15, 1997, as long as each officer is employed by USE, provided the Company has been profitable in the preceding fiscal year. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. One-half of the compensation under the 1996 Stock Award Program is the responsibility of Crested. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of May 31, 1999, 148,158 total shares have been issued to the five officers of the Company and Crested under the 1996 Stock Award Plan.

        During fiscal 1998, the Company and YSFC entered into an Exchange Rights Agreement (the "Agreement"). Under the Agreement the YSFC private placement shareholders and related broker agent had the right, but not the obligation, to exchange their shares in YSFC for USE common stock if YSFC's common shares were not listed and available for quotation on the NASDAQ marketing system by March 1998. During fiscal 1999 the Company exchanged 677,167 shares of its common stock, at a fair value of $2,591,500, for 1,131,500 shares of YSFC common stock or 9% of the outstanding shares of YSFC. The cost to issue these shares was recorded as an additional investment in YSFC during fiscal 1999. The exchange rate for USE shares was the price paid for the YSFC's common shares plus 10% per annum of total cost from the date of purchase. The number of USE shares exchanged was based on the exchange rate for a share of USE common stock for the five business days prior to the date of notice given by the YSFC shareholder to exchange their shares. Under the Agreement, the Company has the option to exchange shares of its common stock to the remaining shareholders of YSFC at a rate to be negotiated at a later date to obtain one hundred percent of the ownership of YSFC.

        Also, during fiscal 1999, the Company issued warrants in exchange for outstanding YSFC warrants, which were originally issued for services provided by outside consultants in connection with the agreement discussed above. The Company issued 67,025 warrants at an exercise price of $3.64 expiring September 19, 2002. The Company determined the fair value associated with these warrants to be $167,000, which was recorded as an additional investment in YSFC during fiscal 1999.

        In February 1999, the Company entered into a consulting agreement with an individual to provide consulting and other services for a period of 24 months, commencing on February 8, 1999 and ending on January 31, 2001. As consideration for services to be performed, the Company granted the individual 25,000 shares of the Company's common stock at a grant price of $2.75 per share and entered into a 5 year warrant purchase agreement to purchase up to 75,000 shares of the Company's common stock at an exercise price of $2.25, expiring February 8, 2004. The Company determined the fair value associated with the stock grant to be $68,750 and the warrants to be $140,000, which will be recognized ratably over the term of the consulting agreement. Accordingly, $28,950 was recognized as expense in fiscal 1999 related to this agreement. The

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


warrants are reflected as fair value of warrants issued for services rendered in the accompanying Consolidated Statements of Shareholders' Equity.

        In February of 1999, the Company entered into a warrant purchase agreement with a consulting firm to purchase 20,000 shares of the Company's common stock at an exercise price of $2.62 expiring January 31, 2002. The warrants were issued in exchange for services to be provided during the period from February 1999 to February 2000. The Company determined the fair value associated with these warrants to be $36,000, which will be recognized ratably over the term of the consulting agreement. Accordingly, $9,000 was recognized as expense in fiscal 1999.

        In December 1997, the Company entered into a warrant purchase agreement with an investment advisory firm to purchase 225,000 shares of the Company's common stock at an exercise price of $10.50/share expiring December 2, 2000. The warrants were issued in exchange for services to be provided during the period from December 1997 to December 1998. The Company determined the fair value associated with these warrants to be $186,000, which will be recognized ratably over the term of the related advisory agreement. Accordingly, $108,000 was recognized as expense in fiscal 1998 and $78,000 in fiscal 1999.

        In January 1998, the Company entered into a warrant purchase agreement with another investment advisory firm to purchase 200,000 shares of the Company's common stock at an exercise price of $7.50/share expiring January 20, 2000. The warrants were issued in exchange for services to be provided during the period from January 1998 to January 1999. The Company determined the fair value associated with these warrants to be $264,000, which will be recognized ratably over the term of the related advisory agreement. Accordingly, $88,000 was recognized as expense in fiscal 1998 and $176,000 in fiscal 1999.

        In January 1996, the Company entered into a warrant purchase agreement with an investment advisory firm. Pursuant to the Agreement, this firm received a warrant to purchase 200,000 common shares of the Company's common stock at $5.00/share in exchange for consultation services to be provided through January 9, 1997. In connection with this warrant agreement, the Company recognized $148,300 of consulting expense in fiscal 1997 which the Company determined to be the fair value. During fiscal 1997, 180,000 of these warrants were exercised resulting in total proceeds to the Company of $900,000. The remaining 20,000 shares were exercised in 1998 resulting in $100,000 of proceeds to the Company.

        The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, amended in December 1995 and 1998, reserves 2,750,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued options to certain of its executive officers, Board members and others. Under this Plan, 371,200 non-qualified options were issued at prices ranging from $2.75 to $2.90 per share. These options will expire on April 14, 2002 and April 30, 2002. During fiscal 1996, the Company issued 360,000 non-qualified options to employees who are not officers or directors at a purchase price of $4.00 per share, expiring on December 31, 2000. During fiscal 1998, options were exercised for the purchase of 62,000 shares. In fiscal 1997, the shareholders of USE ratified an amendment to the Option Plan and on that same date all outstanding non-qualified options were converted to qualified options by the Board of Directors of USE.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


        In fiscal 1999, the shareholders of the Company ratified an amendment to the 1989 Stock Plan which increased the number of shares from 975,000 shares to 2,750,000 shares and reset the term to June 15, 2008. During fiscal 1999, the Company issued 837,500 options under the Stock Option Plan, including 299,462 non-qualified and 538,038 qualified options. The non-qualified options were issued at a price below fair market value, resulting in the recognition of $262,000 in compensation expense at the time of issuance.

        The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During fiscal 1999, 1998 and 1997, the Board of Directors of USE contributed 89,600, 49,470 and 24,069 shares to the ESOP at prices of $4.00, $6.57 and $8.87 per share, respectively. The Company is responsible for one-half of these contributions amounting to $179,200, $162,300 and $106,700 in fiscal 1999, 1998 and 1997, respectively. Crested is responsible for the remainder. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased with the loan proceeds, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying Consolidated Balance Sheets.

        The Board of Directors of both the Company and Crested issue shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets because such shares are forfeitable to the Company and Crested until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement, which is the earn out date of the amended stock bonus plan. In exchange for this amendment, the amended plan granted a stock-bonus of 20% of the previous plan per year for five years. Crested is responsible for one half of the compensation expense related to these issuances. For the years ended May 31, 1999, 1998 and 1997, the Company had compensation expense of $90,400, $54,600 and $152,600, respectively, resulting from these issuances. A schedule of forfeitable shares for both USE and Crested is set forth in the following table:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


            Issue                   Number           Issue            Total
            Date                   of Shares         Price        Compensation
            ----                   ---------         -----        ------------

        May 1990                    40,300          $  9.75      $  392,900
        June 1990                   66,300            11.00         729,300
        November 1992               10,660             N/A              N/A
        May 1993                    20,000             3.375         67,500
        November 1993               18,520            3.00           55,600
        January 1994                18,520            4.00           74,100
        January 1995                13,520            3.75           50,700
        February 1996                7,700           15.125         116,500
        December 1996               28,380           10.875         308,600
        December 1996                8,452           11.50           97,200
                                  --------                      -----------
        Balance at
          May 31, 1997             232,352                        1,892,400

        August 1997                  7,320           10.875          79,600
        August 1997                  5,706           10.875          62,100
        May 1998                    67,000            6.56          439,500
                                  --------                      -----------
        Balance at
           May 31, 1998            312,378                        2,473,600

        May 1999                    67,000           4.00           268,000
        Shares earned              (40,170)          --            (269,900)
                                  --------                      -----------
        Balance at
           May 31, 1999            339,208                      $ 2,471,700
                                  ========                      ===========

        During 1999, 40,170 shares were earned. No shares were earned in fiscal 1998 or 1997. Also included in the forfeitable common stock are 15,000 shares to directors which are vesting at 20% a year beginning in November 1992, of which 9,000 are earned but not released as of May 31, 1997.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

        SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal year 1999 using the Black- Scholes pricing model and the following weighted average assumptions (no options were granted during 1998 and 1997):

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


                                                               1999
                                                               ----
                    Risk-free interest rate                    4.65%
                    Expected lives                          10 years
                    Expected volatility                        102%
                    Expected dividend yield                      0%

        To estimate expected lives of options for this valuation, it was assumed options will be exercised upon expiration at the end of the ten years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

        The total fair value of options granted was computed to be approximately $2,124,500 during the year ended May 31, 1999. This amount is amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $2,314,700, $98,100 and $255,000 for 1999, 1998 and 1997, respectively.

        If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                            Year Ended May 31,
                                        ----------------------------------------------------
                                             1999                  1998            1997
                                             ----                  ----            ----
Net loss
    As reported                         $ (11,648,500)      $    (983,200)     $ (3,724,500)
    Pro forma                           $ (13,963,200)      $  (1,081,300)     $ (3,979,500)
Net loss per common
        share, basic and diluted
    As reported                         $       (1.63)      $        (.15)     $       (.58)
    Pro forma, Basic                    $       (1.96)      $        (.16)     $       (.62)
    Pro forma, Diluted                  $       (1.96)      $        (.16)     $       (.62)

        Weighted average shares used to calculate pro forma net loss per share were determined as described in Note B, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


        A summary of the Stock Option Plan activity for the years ended May 31, 1999 and 1998 is as follows:

                                                       1999                     1998
                                             -----------------------    ----------------------
                                                           Weighted                  Weighted
                                                            Average                   Average
                                                           Exercise                  Exercise
                                               Options       Price       Options       Price
                                               -------       -----       -------       -----
        Outstanding at beginning of year      534,700        $3.34       596,700       $3.41
        Granted                               837,500        $2.55        --            --
        Canceled                              (67,000)       $4.00        --            --
        Exercised                              (5,000)       $4.00       (62,000)      $4.00
                                            ---------                   --------
        Outstanding at end of year          1,300,200        $2.79       534,700       $3.34
                                            =========                   ========
        Exercisable at end of year          1,223,200        $2.72       394,700       $3.11
                                            =========                   ========

        The following table summarized information about employee stock options outstanding and exercisable at May 31, 1999:

                              Options Outstanding                    Options Exercisable
                 --------------------------------------------    --------------------------
                                      Weighted
                    Number of          Average       Weighted        Number        Weighted
                     Options          Remaining       Average      of Options       Average
  Exercise       Outstanding at      Contractual     Exercise    Exercisable at    Exercise
   Prices         May 31, 1999      Life in years      Price      May 31, 1999       Price
   ------         ------------      -------------      -----      ------------       -----

    $2.00           312,500             9.50           $2.00         312,500          $2.00
     2.75            49,400             2.92            2.75          49,400           2.75
     2.88           525,000             9.50            2.88         525,000           2.88
     2.90           264,300             2.88            2.90         264,300           2.90
     4.00           149,000             1.50            4.00          72,000           4.00
                  ---------                                        ---------
                  1,300,200                                        1,223,200
                  =========                                        =========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


K.      COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

        ARBITRATION/LITIGATION PROCEEDINGS CONCERNING SMP. In June 1991, Nukem's wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC") instituted arbitration proceedings against U.S. Energy Corp. ("USE") and Crested Corp.("Crested") d/b/a USECC. CRIC claimed that USECC violated the partnership agreement forming Sheep Mountain Partners ("SMP"), a Colorado general partnership in which USECC owned 50% and Nukem, Inc. through its subsidiary CRIC owned the other 50%. On July 3, 1991, USECC filed a civil action in the U. S. District Court of Colorado against Nukem, CRIC, their affiliates and others alleging Nukem/CRIC fraudulently misrepresented facts and concealed information from USECC to induce its entry into the agreements forming SMP and sought rescission, damages and other relief. Certain of Nukem's affiliates (excluding
CRIC) and others were thereafter dismissed from the lawsuit. The U. S. District Court granted the motion of USECC to stay the arbitration initiated by CRIC.

        On September 16, 1991, USECC filed another civil action in the Denver District Court against SMP seeking reimbursement of $85,000 per month since the spring of 1991 for the care and maintenance of the SMP underground uranium mines and properties in Wyoming. On May 11, 1993, the Denver District Court stayed all proceedings until the case pending in the U.S. District Court for Colorado was resolved. In February 1994, USECC and Nukem/CRIC, agreed that the majority of the issues raised in the litigation subsequent to the formation of SMP on December 21, 1988, would be handled through consensual binding arbitration with the American Arbitration Association ("AAA"). The arbitration hearing commenced on June 27, 1994 before a three member AAA arbitration panel (the "Panel"), and the parties rested their cases on May 31, 1995 after 73 hearing days. The Panel entered its Order and Award on April 18, 1996 but refused to dissolve the SMP Partnership. Nukem appealed the Award by filing motions with the U.S. District Court for remand of various issues to the Panel alleging inter alia there was a material miscalculation and a double recovery. The U.S. District Court remanded the matter to the Panel to consider Nukem's motions. On July 3, 1996, the Panel entered its Order finding there was no double recovery and clarified its April 18, 1996 Order and Award regarding the impression of a Constructive Trust in favor of SMP on the CIS contracts Nukem entered into with CIS republics using SMP uranium sales contracts.

        On November 4, 1996, the United States District Court granted USECC's motions for confirmation and issued a Judgment and Order confirming the Arbitration Panel's Orders and Award. Later in November 1996, USECC received $4,300,000 from the SMP escrow bank accounts as partial payment of the monetary award of the Panel and confirmed by the District Court. This $4,300,000 was accounted for under the cost recovery method of accounting, and it was applied to outstanding amounts due USECC. The balance of $1,003,800 was recognized as income. After considering a series of motions, the Federal Court issued a Second Amended Judgment on June 27, 1997, which confirmed the monetary award of the Panel and clarified the equitable award impressing the CIS contracts in Constructive Trust in favor of SMP. Nukem/CRIC filed notices of appeal to the Tenth Circuit Court of Appeals ("10th CCA") and posted a $8,613,600 supersedeas bond covering the monetary portion of the Judgment. Nukem/CRIC's appeal was based on claims that the District Court erred in confirming the Panel's Orders and Award on double recovery and impressing Nukem's uranium purchase contracts with the CIS republics in constructive trust with SMP.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


        On June 1, 1998, USECC and Nukem/CRIC entered into a partial Settlement Agreement of the various issues. USECC received $5,026,500 as a partial settlement of the Second Amended Judgment. USECC also received the Sheep Mountain uranium mines and certain other properties from SMP plus one uranium supply contract along with a 50% interest in another uranium supply contract. This settlement did not in any way affect the issues then pending on appeal before the 10th CCA.

        A hearing on the appeal was held before a three judge panel of the 10th CCA on September 24, 1998. On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the U.S. District Court's Second Amended Judgment (without modification) (the "Judgment"). The Judgment ordered that the contracts Nukem entered into to purchase uranium from CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom were impressed with a constructive trust in favor of SMP.

        On November 13, 1998, Nukem/CRIC filed motions for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded denying the motions and requesting payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700.
Nukem/CRIC made the payment to USECC on February 9, 1999.

        On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the U.S. District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered the Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th Circuit Court of Appeals of the July 16, 1999 Order. USECC opposes the appeal and will seek judicial intervention to receive an accounting and profits from the CIS contracts impressed in Constructive Trust with SMP.

        ILLINOIS POWER COMPANY LITIGATION. Illinois Power Company ("IPC"), one of the utilities with whom SMP had a long-term uranium supply contract, unilaterally sought to terminate the contract. On October 28, 1993, IPC filed suit in the Federal District Court, Danville, Illinois, against SMP, USECC, CRIC et al. seeking a declaratory judgment that the contract with SMP was void and for other relief. After various negotiating sessions, the parties reached an agreement in June 1995 to settle the case by amending to the original uranium sales agreement to provide for 3 more deliveries of uranium concentrates (U3O8) totaling 486,443 lbs. The final delivery was made in May 1997 and on June 13, 1997, USECC received $858,700 as a distribution of profits from the last delivery to IPC of U3O8 under this SMP contract.

        SELLEY ET AL VS U.S. ENERGY CORP., CRESTED CORP. ET AL. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a doublewide trailer converted to a bunkhouse near Ticaboo, Utah to

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


plaintiffs' daughter Hannah Selley and seek various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunk house provided by USE, located about 1/2 mile from the Ticaboo Lodge. In the late evening of June 5, 1998 and early the next morning, the occupants built a bonfire near the bunkhouse and had guests over for a party. At about 4:00 O'clock a.m. the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire. Plaintiffs allege inter alia that defendants were negligent in providing faulty living quarters and that defendants submitted a false filing with the Utah Workers Compensation Fund. Defendants deny negligence in providing the living facility and assert various defenses including plaintiffs' complaint is barred by the Workers Compensation statutory immunity as well as the defense of an intervening clause. Discovery is underway.

        DECLARATORY JUDGMENT ACTION. The Workers Compensation Fund of Utah has filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine its obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. U.S. Energy Corp., Crested Corp. and affiliates have not yet responded to the complaint in the case.

        PARADOR MINING CO., INC. ("PARADOR"). On July 30, 1991, Bond Gold Bullfrog, Inc. ("BGBI") filed Civil Action No. 11877 in the District Court of the Fifth Judicial District, Nye County, Nevada naming USE, Crested, Parador Mining Co., Inc.("Parador") and H.B. Layne Contractor, Inc. as defendants. The complaint primarily concerns extra-lateral rights associated with two patented lode mining claims (the "Claims") owned by Parador in and adjacent to plaintiff's Bullfrog gold mine near Beatty, NV. The Claims were initially leased to a predecessor of BGBI and subsequently, a portion of the residuals of that lease were assigned and leased by Parador to USECC. A bifurcated bench trial was held on December 11-12, 1995, before the District Court for the Fifth Judicial District Nye County, Nevada at which time the parties presented evidence relative to the issue of extra-lateral rights. Other claims between the parties were bifurcated by the Court and were not an issue in the trial. On December 26, 1995, the District Court issued a ruling denying that an apex of a vein existed on Parador's Claims and thus no extra-lateral royalties were due to Parador and USECC. All other remaining claims and counterclaims were considered by the Court in another bench trial on January 26-28, 1999. Following the presentation of evidence, the Court entered judgment against the plaintiff BGBI and the defendants Parador and USECC on certain of their respective claims. BGBI, USECC and Parador appealed this judgment to the Nevada Supreme Court. On June 23, 1998, a mandatory Settlement Conference was held in Reno, NV but no settlement was reached. BGBI filed its opening brief on appeal and USECC and Parador have until the end of August 1999 to file their answer brief as appellees and brief as cross-appellants in the appeal.

        TICABOO TOWNSITE LITIGATION. In fiscal 1998, two individuals and their corporation, Dejavue, Inc., who were contract operators of the restaurant and lounge facility, the lodge and convenience store in Ticaboo, Utah (owned by Canyon Homesteads, Inc.), sued USE, Crested and others in Utah State Court. The plaintiffs' corporation Dejavue, Inc. was awarded $156,000 in damages by a jury and attorney fees of $91,700 by the Court against USE. This was recorded in fiscal 1998. The plaintiffs appealed and filed an opening brief with

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


the Utah Court of Appeals arguing that the Trial Court erred in not awarding interest on the judgment. U.S. Energy appealed and filed its opening and answer brief in July 1999 also contending that the Trial Court erred in various other ways. The case is pending on appeal.

        DEPARTMENT OF ENERGY LITIGATION. On July 20, 1998, eight uranium mining companies with operations in the United States (including USE, Crested, Yellow Stone Fuel Corporation) and the Uranium Producers of America, a trade organization, filed a complaint against the United States Department of Energy (the "DOE") and its acting secretary in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. The complaint seeks a declaratory judgment and injunctive relief. The plaintiffs allege that the DOE violated the USEC Privatization Act of 1996 (the "Act"), when the DOE transferred 45 metric tons of low enriched uranium and 3,800 metric tons of natural uranium to the United States Enrichment Corp. ("USEC") in May 1998. USEC became a publicly traded corporation in July 1998.

        The plaintiffs have asked the Court to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not sold by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act. The DOE filed a motion to dismiss and a hearing was held on January 8, 1999 before the U.S. District Court. The Court took the motion under advisement and the case is pending.

        CONTOUR DEVELOPMENT LITIGATION On July 28,1998, USE filed a lawsuit in the United States District Court, Denver, Colorado against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (collectively, "Contour") seeking compensatory and consequential damages from the defendants for dealings in certain real estate.

        Specifically, USE alleges that Contour has breached contracts for the sale of USE's and Crested's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE also alleges a pattern of fraud, interference with contractual relation, breach of fiduciary duty, conversion of USE's security for payment of the promissory notes and unjust enrichment in Contour's dealings with USE and Crested regarding such real estate. Contour answered denying all allegations of wrongdoing, asserting certain counterclaims, which USE has denied, and claiming that USE's and Crested's refusal to consent to a requested transfer of one of the properties excuses Contour from paying the balances due on the promissory notes. Three of the defendants also filed motions to dismiss seeking relief from USE's notice of lis pendens. That motion has not been decided pending settlement discussions that were terminated by USE on July 15, 1999. Litigation is expected to resume against all defendants other than Gunnison Center Properties, L.L.C., which has voluntarily petitioned for protection under Chapter 11 of the Bankruptcy Code. The remaining defendants own other property which USE believes has sufficient value to satisfy any judgment that USE may obtain. As of May 31, 1999, the Company has recorded a valuation allowance for the full amount of the promissory notes due the Company related to the Gunnison properties.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


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

        As of May 31, 1999, the Company has recorded estimated reclamation obligations, including standby costs, of $8,860,900 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. In addition, the GMMV, in which the Company is a 50% owner, has recorded a $23,620,000 liability for future reclamation and closure costs. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


SMP

        The Company and Crested are responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Crooks Gap properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 1998 and the balance in the reclamation liability account at May 31, 1999 of $1,451,800 is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company and Crested self bonded this obligation by mortgaging certain of its real estate assets, including the Glen L. Larsen building, and by holding certificates of deposits. A portion of the funds for the reclamation of SMP's properties will be provided by a sinking fund of up to $.50 per pound of uranium for reclamation work as the uranium is produced from the properties.

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

        On June 18, 1996, Kennecott had a letter of credit in the amount of approximately $19,767,000 issued to the WDEQ for minesite matters (executing EPA-delegated jurisdiction to administer the Clean Water Act and the Clean Air Act, and directly administering Wyoming statutes on mined land reclamation), and $5,400,000 issued to the NRC for decontamination and cleanup of the Mill and related tailings cells. An irrevocable letter of credit has been provided by the Morgan Guaranty Trust Company of New York in lieu of a surety bond to cover the reclamation costs for the minesite and a performance bond by St. Paul Insurance Company was obtained for the Mill. The letter of credit was obtained by Kennecott Uranium Company to cover all reclamation costs related to mining and drilling operations in the State of Wyoming. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act pertaining to any hazardous materials which may be on site when cleanup work commences.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


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

        Kennecott will be entitled to contribution from the USE Parties in proportion to their participation interests in GMMV if Kennecott is required to pay mill cleanup costs directly pursuant to its guarantee. Such payments by Kennecott only would be reimbursed if the liabilities cannot be satisfied within the initial $50,000,000 expenditure commitment, and then only to the extent there are insufficient funds from the reclamation reserve (to be established from GMMV operating revenues). In addition, if and to the extent these
liabilities  resulted  from  UNOCAL's  mill  operations,   and  payment  of  the
liabilities was required before January 1, 2001 and before mill production resumes, then up to $8,000,000 of that amount would be paid by UNOCAL before Kennecott Corporation would be required to pay on its guarantee. Accordingly, although the extent of any ultimate USE liability for contribution to mill cleanup costs cannot be predicted, USE and Crested will only be required to pay its proportional share of mill cleanup if a) the liabilities cannot be satisfied with the initial $50,000,000 expenditure commitment from Kennecott, b) there are insufficient funds from the reclamation reserve to be established out of GMMV operating revenues and c) payments are not available from UNOCAL.

SUTTER GOLD MINING COMPANY

        SGMC is currently owned 59% by the Company, 4% by Crested and 37% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are in development and costs consist of drilling, permitting, holding and administrative costs. No substantial mining has been completed, although a 2,800 foot decline through the identified ore zones for an underground mine was acquired in the purchase. The Company's policy is to provide reclamation on a unit-of-production basis. Currently, reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 1999.

PLATEAU RESOURCES, LIMITED

        The  environmental  and  reclamation   obligations   acquired  with  the
acquisition of Plateau include obligations relating to the Shootaring mill. Based on the bonding requirements, Plateau transferred

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1999
                                   (CONTINUED)


$2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. In fiscal 1999, Plateau increased the bond amount to $6,866,000 in order to reflect the increase in the consumer price index.

EXECUTIVE COMPENSATION

        The Company and Crested are committed to pay the estates of certain of their officers in an amount equal to one year's salary for one year after their death and reduced amounts, to be set by the Board of Directors, for a period up to five years thereafter.

L.      DISCONTINUED OPERATIONS.

        In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. The Company has been paid in full on a $1,000,000 note, plus interest at a rate of 7% as of May 31, 1999. In addition, the Company is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The Company received payments of $94,900 and $292,600 for profits in 1999 and 1998, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

        In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 1999, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(a) The following financial statements are filed as a part of the Report in Item 8:

    Consolidated Financial Statements

    U.S. Energy Corp. and Subsidiaries                                 Page No.

       Report of Independent Public Accounts.................................35

       Consolidated Balance Sheets - May 31, 1999 and 1998................36-37

       Consolidated Statements of Operations
       for the Years Ended May 31, 1999, 1998, and 1997...................38-39

       Consolidated Statements of Shareholders'
       Equity for the Years Ended May 31, 1999, 1998, and 1997............40-42

       Consolidated Statements of Cash Flows
       for the Years Ended May 31, 1999, 1998, and 1997...................43-45

       Notes to Consolidated Financial Statements.........................46-78

(2) Not applicable.

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

    Exhibit                                                          Sequential
      No.          Title of Exhibit                                   Page No.
      ---          ----------------                                   --------

    3.1     USE Restated Articles of Incorporation.........................[4]

    3.1(a)  USE Articles of Amendment to
            Restated Articles of Incorporation.............................[8]

    3.2     USE Bylaws, as amended through April 22, 1992..................[8]

    4.1     Shamrock Partners, Ltd. 1/9/96 Warrant
            to Purchase 200,000 Common Shares of USE......................[13]

    4.2     USE 1998 Incentive Stock Option Plan
            and Form of Stock Option Agreement 1/99.......................[26]

    4.3     USE Restricted Stock Bonus Plan,
            as amended through 2/94.......................................[13]

    4.4     Form of Stock Option Agreement,
            and Schedule, Options Issued 1/96.............................[14]

    4.5     1/8/97 Amendment to Shamrock Partners, Ltd.
            1/9/96 Warrant to Purchase 200,000

            Common Shares of USE..........................................[15]

    4.6     Amendment to USE 1989 Incentive
            Stock Option Plan (12/13/96)..................................[15]

    4.7     USE 1996 Stock Award Program (Plan)...........................[15]

    4.8     USE Restated 1996 Stock Award Plan and
            Amendment to USE 1990 Restricted Stock Bonus Plan.............[15]

    4.9     Agreement with Sunrise Financial Group (12/1/97)..............[22]

    4.10    Sunrise Financial Group 1/9/98 Warrant to
            Purchase 225,000 Common Shares of USE.........................[22]

    4.11    Agreement with Shamrock Partners, Ltd. (1/20/98)..............[23]

    4.12    Shamrock Partners, Ltd Warrant to Purchase
            200,000 Common Shares of USE (1/23/98)........................[24]

    5.1     Opinion of Stephen E. Rounds, Esq................................?

    10.1    USECC Joint Venture Agreement - Amended as of 1/20/89..........[2]

    10.2    Management Agreement with USECC................................[7]

    10.3-10.4  [intentionally left blank]

    10.5    Assignment and Lease - Parador.................................[7]

    10.6    Employment Agreement - Daniel P. Svilar........................[4]

    10.7    Airport Ground Lease - City of Riverton........................[7]

    10.8    Executive Officer Death Benefit Plan...........................[4]

    10.9 - 10.10  [intentionally left blank]

    10.11   Sweetwater Mill Acquisition Agreement..........................[7]

    10.12 - 10.17  [intentionally left blank]

    10.18   Master Agreement - Mt. Emmons/AMAX.............................[1]

    10.19   [intentionally left blank]

    10.20   Promissory Notes - ESOP/USE....................................[6]

    10.21   Self Bond Agreement with WY DEQ - Crooks Gap Properties........[2]

    10.22   Security Agreement - ESOP Loans................................[6]

    10.23 - 10.27   [intentionally left blank]

    10.28   Memorandum of Joint Venture Agreement - GMMV...................[4]

    10.29   Memorandum of Partnership Agreement  - SMP.....................[2]

    10.30 - 10.31  [intentionally left blank]

    10.32   Employee Stock Ownership Plan..................................[2]

    10.33   [intentionally left blank]

    10.34   Form of Stock Option Agreement and Schedule - 1989 Plan........[4]

    10.35   Severance Agreement (Form).....................................[8]

    10.36   1992 Stock Compensation Plan Non-Employee Directors............[8]

    10.37   Executive Compensation (John L. Larsen)........................[8]

    10.38   Executive Compensation (Non-qualified Options).................[8]

    10.39   ESOP and Option Plan Amendments (1992).........................[8]

    10.40   Plateau Acquisition - Stock Purchase Agreement
            and Related Exhibits...........................................[9]

    10.41 - 10.42 [intentionally left blank]

    10.43   Acquisition Agreement between Kennecott Uranium Company,
            USE and USECC regarding GMMV (6/23/97)........................[16]

    10.44 - 10.47 [intentionally left blank]

    10.48   Exhibit I to Acquisition Agreement (see 10.43) - Fourth
            Amendment of Mining Venture Agreement among
            Kennecott Uranium Company, USE and USECC......................[21]

    10.49   USE/Dominick & Dominick Securities, Inc.  Stock
            Purchase Agreement for 157,530 Common Shares of USE...........[22]

    10.50   USE/BPI Canadian Resource Fund Stock Purchase
            Agreement for 125,341 Common Shares of USE....................[22]

    10.51   USE/BPI Canadian Opportunities II Fund Stock
            Purchase Agreement for 125,341 Common Shares of USE...........[22]

    10.52   USE/BPI Canadian Small Companies Fund Stock
            Purchase Agreement for 250,683 Common Shares of USE...........[22]

    10.53   USE/Yellow Stone Fuels Corp. Exchange Rights Agreement........[28]

    10.54 - 10.57 [intentionally left blank]

    10.58   Outsourcing  and Lease Agreement between YSFC and USECC.......[15]

    10.59   Convertible Promissory Note from YSFC to USECC................[15]

    10.60   Consulting Services Agreement between USE
            and RJ Falkner & Company......................................[28]

    10.61   Investment Banking Consulting Agreement
            with Michael Bayback and Company, Inc...........................86

    21.1    Subsidiaries of Registrant....................................[15]

    [1]     Incorporated  by reference from the  like-numbered  exhibit to a
            Schedule 13D filed by AMAX on or about August 3, 1987.

    [2] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1989.

    [3]     Incorporated by reference from exhibit 3 to Amendment No 4. of a
            Schedule 13D filed by John L. Larsen, reporting an event of January 2, 1990.

    [4] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990.

    [5] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-Q for the period ended February 28, 1991.

    [6]     Incorporated by reference from exhibit 2 to Amendment No. 6 of a
            Schedule 13D filed by John L. Larsen, reporting an event of May 28, 1991.

    [7] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991.

    [8] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992.

    [9] Incorporated by reference from exhibit A to the Registrant's Form 8-K reporting an event of August 11, 1993.

    [10] - [11] [intentionally left blank]

    [12] Incorporated by reference from an exhibit to the Registrant's Post-Effective Amendment No. 1 to Form S-3 (SEC File No. 333-1967, filed April 3, 1996).

    [13] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 registration statement, initial filing (SEC File No. 333-1689, filed June 18, 1996).

    [14] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996

    [15] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

    [16] Incorporated by reference from Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

    [17] - [20] [intentionally left blank]

    [21] Incorporated by reference from Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

    [22] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 Post- Effective Amendment No. 2 (SEC File No. 333-6189, filed April 24, 1998).

    [23] Incorporated by reference from Exhibit 4.5 to the Registrant's Form S-1 Post-Effective Amendment No. 2 (SEC File No. 333-6189, filed April 24, 1998).

    [24] Incorporated by reference from Exhibit 4.6 to the Registrant's Form S-1 Post-Effective Amendment No. 2 (SEC File No. 333-6189, filed April 24, 1998).

    [25] Incorporated by reference from the like-numbered exhibit to the Registrant's S-1 registration statement, initial filing (SEC File No. 333-57957, filed June 29, 1998).

    [26] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998.

    [27] Incorporated by reference from the like-numbered exhibit to the Registrant's S-1 registration statement, Amendment No. 1 (SEC File No. 333-57957, filed October 29, 1998).

    [28] Incorporated by reference from the like-numbered exhibit to the Registrant's S-4 registration statement (SEC File No. 333-72703, filed February 22, 1999).

(b) Reports filed on Form 8-K.

        During the fourth quarter of the fiscal year ended on May 31, 1999, the Registrant filed no Form 8-K Reports.

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

                                            U.S. ENERGY CORP. (Registrant)


Date:   August 27, 1999             By:     /s/ John L. Larsen
                                         ------------------------------------
                                          JOHN L. LARSEN,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   August 27, 1999             By:     /s/ John L. Larsen
                                         ------------------------------------
                                          JOHN L. LARSEN, Director


Date:   August 27, 1999             By:     /s/ Keith G. Larsen
                                         ------------------------------------
                                          KEITH G.  LARSEN, Director


Date:   August 27, 1999             By:     /s/ Harold F. Herron
                                         ------------------------------------
                                          HAROLD F. HERRON, Director


Date:   August ______, 1999         By:
                                         ------------------------------------
                                         DON C. ANDERSON, Director


Date:   August ______, 1999         By:
                                         ------------------------------------
                                         DAVID W. BRENMAN, Director


Date:   August 27, 1999             By:     /s/ Nick Bebout
                                         ------------------------------------
                                         NICK BEBOUT, Director


Date:   August 27, 1999             By:     /s/ H. Russell Fraser
                                         ------------------------------------
                                         H. RUSSELL FRASER, Director


Date:   August 27, 1999             By:     /s/ Robert Scott Lorimer
                                         ------------------------------------
                                         ROBERT SCOTT LORIMER,
                                         Principal Financial Officer and
                                         Chief Accounting Officer