Form 10QSB
period 1999-08-31
US ENERGY CORP
filed 1999-10-18
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 1999 or
[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                         ----------   ----------
Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

           Wyoming                                          83-0205516
----------------------------------------             ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

877 North 8th West, Riverton, WY                            82501
-----------------------------------------            ---------------------------
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:            (307) 856-9271
                                                     ---------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. YES  X    NO
                 -----     -----
      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 15, 1999
-----------------------------                   --------------------------------
Common stock, $.01 par value                            8,771,330 Shares

                        U.S. ENERGY CORP. & SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Condensed Consolidated Balance Sheets
            August 31, 1999 and May 31, 1999...............................3-4

            Condensed Consolidated Statements of
            Operations Three Months Ended
            August 31, 1999 and 1998.........................................5

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended August 31, 1999 and 1998......................6

            Notes to Condensed Consolidated
            Financial Statements.............................................7

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................8-11

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings............................................12-13

ITEM 6.     Exhibits and Reports on Form 8-K................................13

            Signatures......................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                 August 31,            May 31,
                                                    1999                1999
                                                 -----------          ---------
                                                 (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                     $8,632,700        $10,173,000
   Accounts receivable
     Trade, net of allowance for
       doubtful accounts of $30,900                 158,200            223,100
     Affiliates                                   1,031,300          1,063,400
   Assets held for resale & other                 1,300,500          1,116,200
   Inventory                                        160,300            143,200
                                                 ----------          ---------
     TOTAL CURRENT ASSETS                        11,283,000         12,718,900

INVESTMENTS AND ADVANCES
   Affiliates                                       751,200            751,600
   Restricted investments                         9,277,800          9,160,400
                                                 ----------          ---------
                                                 10,029,000          9,912,000

PROPERTIES AND EQUIPMENT                         19,829,200         19,607,800
   Less accumulated depreciation
   depletion and amortization                   (10,292,500)       (10,171,300)
                                                -----------        -----------
                                                  9,536,700          9,436,500

OTHER ASSETS:
   Accounts and notes receivable:
     Real estate sales                               27,800             20,400
     Employees                                      368,600            366,600
   Deposits and other                               888,700            936,600
                                                 ----------          ---------
                                                  1,285,100          1,323,600
                                                 ----------        -----------
                                                $32,133,800        $33,391,000
                                                ===========        ===========

            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 August 31,            May 31,
                                                    1999                1999
                                                 -----------          ----------
                                                 (Unaudited)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses         $1,131,900         $1,229,600
   GMMV purchase option                           4,000,000          4,000,000
   Current portion of long-term debt                276,000            126,000
                                                 ----------          ---------
     TOTAL CURRENT LIABILITIES                    5,407,900          5,355,600

LONG-TERM DEBT                                      763,500            786,700

RECLAMATION LIABILITY                             8,860,900          8,860,900

OTHER ACCRUED LIABILITIES                         3,585,200          3,734,500

DEFERRED TAX LIABILITY                            1,144,800          1,144,800

MINORITY INTERESTS                                  624,000            856,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value;
   339,208 shares issued,
   forfeitable until earned                       2,471,700          2,471,700

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     100,000 shares authorized
       none issued or outstanding                      --                 --
   Common stock, $.01 par value;
     20,000,000 shares authorized;
       8,608,376 and 8,550,624 shares issued
       and outstanding respectively                  86,200             85,600
   Additional paid-in capital                    33,221,400         33,014,900
   Accumulated deficit                          (20,520,200)       (19,408,600)
   Treasury stock at cost, 930,532 shares        (2,584,600)        (2,584,600)
   Unallocated ESOP contribution                   (927,000)          (927,000)
                                                 ----------          ---------
TOTAL SHAREHOLDERS' EQUITY                        9,275,800         10,180,300
                                                 ----------         ----------
                                                $32,133,800        $33,391,000
                                                ===========        ===========

            See notes to condensed consolidated financial statements.





                        U.S. ENERGY CORP. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             August 31
                                                   -----------------------------
                                                       1999            1998
                                                       ----            ----
                                                    (Unaudited)     (Unaudited)

REVENUES:
   Mineral sales                                   $   34,300         $ 49,100
   Commercial operations                            1,083,300        1,543,100
   Oil sales                                           10,900           19,000
   Gain on sales of assets                              - -             54,300
   Interest                                           225,900          179,900
   Management fees and other                          119,700          318,000
                                                   -----------        --------
                                                    1,474,100        2,163,400

COSTS AND EXPENSES:
   Mineral operations                                 549,400          654,400
   Construction costs                                   2,700            6,300
   Commercial operations                              925,600          957,900
   Oil production                                       1,900           22,100
   General and administrative                       1,165,800        2,010,500
   Interest                                             4,900           16,600
                                                   ----------         --------
                                                    2,650,300        3,667,800
                                                   ----------        ---------
LOSS BEFORE MINORITY INTEREST,
   EQUITY IN LOSS OF AFFILIATES AND
   PROVISION FOR INCOME TAX                        (1,176,200)      (1,504,400)


MINORITY INTEREST IN LOSS OF
   CONSOLIDATED SUBSIDIARIES                           65,000          323,600

EQUITY IN LOSS OF AFFILIATES                             (400)         (76,400)
                                                   ----------         --------

LOSS BEFORE INCOME TAXES                           (1,111,600)      (1,257,200)

PROVISION FOR INCOME TAXES                              - -              - -
                                                   ----------         --------

NET LOSS                                          $(1,111,600)     $(1,257,200)
                                                  ===========       ==========

NET LOSS PER SHARE, BASIC AND DILUTED              $    (0.15)        $  (0.18)
                                                   ==========         ========

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                               7,258,291        6,969,927
                                                   ==========        =========


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                             August 31,
                                                     ---------------------------
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,111,600)   $(1,257,200)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Minority interest in loss of
       consolidated subsidiaries                         (65,000)      (260,700)
    Issuance of stock for additional YSFC in August      207,100          - -
    Depreciation                                         121,200        203,200
    Equity in loss from affiliates                           400         13,500
    Gain on sale of assets                                  - -         (54,300)
    Other                                                 47,900         34,500
    Net changes in components of working capital        (351,400)     2,832,700
                                                      ----------      ----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                (1,151,400)     1,511,700

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                        (8,800)        (1,700)
  Proceeds from sale of property and equipment             - -          203,900
  Increase in restricted investments                    (117,400)          - -
  Purchase of property and equipment                    (212,600)      (139,500)
  Changes in notes receivable, net                        (9,400)        38,600
  Investments in affiliates                             (167,500)       (30,800)
                                                       ---------       --------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                                 (515,700)        70,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                           181,300        201,000
  Repayment of long-term debt                            (54,500)       (31,800)
                                                       ---------       --------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                   126,800        169,200
                                                       ---------      ---------

NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                          (1,540,300)     1,751,400

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 10,173,000      5,650,500
                                                      ----------      ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $8,632,700     $7,401,900
                                                      ==========     ==========

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                                    $    - -        $    - -
                                                      ==========      =========

   Interest paid                                      $    4,900      $  16,600
                                                      ==========       ========


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of August 31, 1999, the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1999, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Company as of August 31, 1999 and May 31, 1999, the results of operations and cash flows for the three months ended August 31, 1999 and 1998.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-K. The results of operations for the periods ended August 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (52%), Plateau Resources Limited (100%), Sutter Gold Mining Co. (63%), Yellow Stone Fuels Corp. ("YSFC") (35.9%) and Four Nines Gold, Inc. (50.9%) All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and standby costs of $12,446,100 are the Company's share of a reclamation liability at the SMP mining properties and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.

     5) In February 1998, SFAS No. 128 "Earnings per Share" was issued and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ended after December 15, 1998 and requires retroactive restatement of prior period earnings per share. The statement replaces "primary earnings per share" with "basic earnings per share" and replaces "fully diluted earnings per share" with "diluted earnings per share." Adoption of SFAS 128 did not have an effect on the Company's previously reported net income (loss) per common share.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the quarter ended August 31, 1999, working capital decreased by $1,488,200, to $5,875,100 from working capital of $7,363,300 at May 31, 1999.
This decrease was primarily as a result of cash and cash equivalents of $1,540,300. Other changes in working capital were an increase the current portion of long term debt of $150,000 and the decrease in accounts payable and accrued expenses of $97,700.

     Operations and investing activities for the quarter ended August 31, 1999, used $1,151,400 while investing activities used $515,700. Financing activities generated $126,800. Cash consumed in investing activities was used to purchase equipment and fund the operations of various of the Company's subsidiaries. Financing activities provided cash through the increase of long term debt in the amount of $181,300 and the issuance of common stock for the purchase of the remaining Yellow Stone Fuels Corp. minority share holders through the issuance of 57,752 shares of the Company's common stock.

     The increases in other current assets and the current portion of long term debt are primarily as a result of the Company financing its annual prepaid liability insurance premiums with a financial institution. The prepaid insurance is amortized over the term of the policy which covers the twelve months of 2000.

     The Company reported a $4,000,000 deferred purchase option at August 31, 1999 and May 31, 1999. This option is as the result of Kennecott Energy paying the Company a signing bonus upon the execution of the Acquisition Agreement on June 23, 1997. The option is non-refundable and will be offset against any future cash commitments the Company may incur on the GMMV properties.

Capital Resources

     General: The primary source of the Company's capital resources for the remaining nine months of fiscal 2000 are the cash on hand at August 31, 1999; the potential receipt of cash from the SMP Arbitration Award; possible equity financing from affiliated companies, and proceeds under the line of credit. Additionally, the Company will continue to offer for sale various assets such as, lots and homes in Ticaboo, Utah, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment and aviation fuel sales, also will provide cash.

     Line of Credit: The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. It is anticipated that this line of credit may be used to finance short term working capital needs. The Company is currently seeking an increase in the line of credit through financial institutions to fund expanding operations in the coal bed methane exploration and development business, as well as, the alternative feed and waste disposal businesses.

     Financing: Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau Resources Ltd. ("Plateau") are dependent on the market price of gold and uranium among other conditions. As of August 31, 1999, the prices for these metals remained depressed and it is not known when they will recover. The Company continues to be optimistic concerning the future markets for these metals but can not accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, working capital of the Company will be impacted negatively due to holding costs of the properties and the ability to raise equity funding could be impaired. The Company continues to pursue alternative uses for these properties including tourism at the SGMC properties in California and alternate feed or waste disposal at the Plateau properties.

     The Company is also seeking financing through equity markets for expansion into the coal bed methane gas and alternative feed/waste disposal management businesses. Discussions are currently underway regarding these financing efforts with various investment banking firms.

     During the quarter ended August 31, 1999, the Company became involved in the exploration phase of coal bed methane gas as a drilling contractor with third parties. The Company will use existing drilling assets in these drilling projects. This opportunity allows the Company to become involved in the acquisition of coal bed methane properties and develop gas producing fields for its own account. The Company has committed capital resources to the coal bed methane gas project for the purchase of equipment, mineral leases and operating costs until such time as equity financing is obtained.

     Summary: The Company believes that cash on hand at August 31, 1999, as well as proceeds from its line of credit, if needed, will be adequate to fund working capital requirements through fiscal 2000. However, these capital resources will not be sufficient to provide the funding for major capital expansions and development of the Company's mineral properties and projected business expansions.

Capital Requirements

     General: The primary requirements for the Company's working capital during fiscal 2000 are expected to be the costs associated with the development activities of Plateau, care and maintenance costs of the former SMP uranium properties, payments of holding fees for mining claims, the Company's portion of the costs associated with the GMMV properties, should the Company elect to participate in the annual budgets, business expansion and development costs associated with the coal bed methane gas and alternative feed/waste disposal businesses and corporate general and administrative expenses.

     SGMC: The Company owns a majority interest in SGMC and is therefore potentially responsible for the ongoing administrative and development costs of the properties owned by SGMC. The Company is assisting SGMC in its efforts to secure financing to place the properties into production. SGMC has sufficient cash reserves to fund its ongoing permitting and administrative expenses. It is anticipated that an additional $15 million is needed to complete the development of the mine and construction of the cyanide- flotation mill. Prior to the time that such construction and development costs are undertaken, SGMC will require either additional debt or equity financing.

     SGMC is developing alternate uses of its mineral properties until such time as production of gold is profitable. SGMC is developing various facilities to utilize its properties in the tourism business. It is not anticipated that any of the Company's cash resources will be needed to complete the development of these assets. It is projected that cash flows will be generated from this business early in the third quarter of 2000.

     Sheep Mountain Mines: The holding and reclamation costs associated with these uranium mineral properties are the responsibility of the Company and Crested. The holding costs during 1999 were approximately $57,000 per month. The Company continues to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by the pledge of certain of the Company's real estate assets. The reclamation bond amount is reviewed annually by State regulatory agencies. The Company's portion of the reclamation liability on the Sheep Mountain properties is $1,451,800 and is included as a reclamation liability in the Company's accompanying financial statements.

     It is not anticipated that the Sheep Mountain properties will be placed into production during Fiscal 2000. The Company determined that the Sheep Mountain mining properties should be maintained and prepared for production in the future when the price of uranium increases to the level where Company is able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill which is owned and operated by the GMMV, is placed into production. There are no major reclamation expenditures expected during Fiscal 2000, that the Company and Crested are aware of on the properties.

     GMMV: In July 1998, the GMMV management committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. The management committee of the GMMV is endeavoring to reduce the holding costs of the GMMV mineral and mill properties. The Company notified the GMMV management committee that it elected to be a non-participating partner in funding current holding and any reclamation costs. By making this election, the Company will be diluted pursuant to the terms of the GMMV contract. It is not believed that the dilution in the short term will be material to the Company's ownership interest in the GMMV.

     Plateau: Plateau owns and operates the Ticaboo town site, motel, convenience store and restaurant. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring uranium mill. The Company is currently
seeking  joint  venture   partners  and  equity  financing  to  enter  into  the
alternative feed and waste disposal businesses. Currently discussions are underway with third party companies and investment banking firms regarding the expansion into these business opportunities. The Company will continue to fund the costs of permitting and stand-by costs associated with the properties. Expansion into the alternate feed and waste disposal businesses will require additional capital.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC has sufficient cash to fund its limited operations. YSFC continues to maintain its mineral interests and look for additional business opportunities. It is not anticipated that the Company will be obligated to advance funds on behalf of YSFC.

     Term Debt: Debt to non-related parties at August 31, 1999 was $1,039,500 as compared to $912,700 at May 31, 1999. The increase in debt to non-related parties consists primary of debt due on the financing of annual insurance premiums and various purchases of equipment. The balance of the debt to non-related parties is for the purchase of various pieces of heavy equipment and bears different interest rates with various maturity dates. All payments on the debt are current.

     Reclamation Obligations: It is not anticipated that any of the Company's working capital will be used in Fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Company owns an interest in will enter the reclamation phase prior to May 31, 2000. GMMV is in the process of starting the reclamation of an open pit mine which was developed by a previous owner. It is believed the cost of reclamation will be covered by a commitment by the prior owner to provide the initial $8 million in reclamation. These funds are to be recovered from a future production override until such time as they are repaid.

     Other: The Company is currently not in production on any mineral properties. The Company is not using hazardous substances or known pollutants to any great degree in these activities. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. The Company is also not aware of any claims for personal injury or property damages that need to be accrued or funded. The Company maintains both Workers Compensation and Liability Insurance coverage which it believes cover any claims that may exist.

     The tax years through May 31, 1994 are closed after audit by the IRS. The Company is currently meeting with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1995 and 1996. Although no definite outcome can be predicted, the Company believes that there will not be a material cash impact from these hearings

Results of Operations

     Three Months Ended August 31, 1999 Compared to Three Months Ended August 31, 1998

     During the quarter ended August 31, 1999, revenues decreased by $689,300 to $1,474,100 as compared to revenues of $2,163,400 during the quarter ended August 31, 1998. This decrease was primarily associated with the curtailment of contract work that the Company had been doing for the GMMV. The reduction of work on the GMMV properties was as a result of low spot prices for uranium and the inability of the Company to raise the funds to purchase Kennecott Energy's 50% interest in the GMMV. The GMMV management committee decided in late July 1998 to significantly reduce expenditures on its mineral properties. This curtailment reduced the rental of equipment revenues and management fees previously received by the Company from GMMV.

     Costs and Expenses were $2,650,300 for the quarter ended August 31, 1999 as compared to $3,667,800 for the quarter ended August 31, 1998. This decrease of $1,017,500 was also related to the reduction of activities at the GMMV properties. In addition to the reduction of activity at the GMMV properties, the Company granted a bonus to two of its employees for services related to the SMP arbitration/litigation during the quarter ended August 31, 1998. There were no similar bonuses granted during the quarter ended August 31, 1999.

     Operations for the quarter ended August 31, 1999 resulted in a loss of $1,111,600 or $0.15 per share as compared to a loss of $1,257,200 or $0.18 per share for the quarter ended August 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested (USECC), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed the arbitration proceedings and the State Court case was also stayed. In fiscal 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

     Following hearings before a three member panel of the AAA, the Panel entered an Order and Award in April 1996 and supplemented it in July 1996, which were ultimately confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment"). Please see Item 3. Company's 1999 Form 10-K for more details of this arbitration/litigation. Nukem appealed the Judgment of the U.S. District Court to the 10th Circuit Court of Appeals (10th CCA). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification). The Judgment ordered that the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom were impressed with a constructive trust in favor of SMP.

     On November 13, 1998, Nukem/CRIC filed motions for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded opposing the motions and requesting payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700. Nukem/CRIC made that payment to USECC on February 9, 1999.

     On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of Judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th CCA of the District Court's July 16, 1999 Order. Thereafter, USECC filed a request with the District Court for post judgment assistance to compel Nukem to account for its profits on the CIS contracts. USECC also filed a motion to dismiss the appeal of Nukem/CRIC to the 10th CCA. The post judgment request and the motion to dismiss are pending before the Courts.

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in Utah State Court 3rd Judicial District. See Item 3 of Company's 1999 Form 10K for more details. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in damages against USE and awarded the plaintiff Dejavue, Inc. $91,668 in attorney fees. USE posted a supersedeas bond for $275,000 to appeal the judgment and plaintiffs also appealed the judgment to the Utah Court of Appeals. Plaintiffs and USE have both filed their briefs with the Utah Court of Appeals. The Court set October 25, 1999 for oral arguments in Salt Lake City, UT.

BGBI Litigation

     USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. Please see
Item 3 of Company's 1999 Form 10K. The Trial Court ruled against both the palintiff and defendants on their respective claims. BGBI and Parador, and USE/Crested all appealed the decision to the Nevada Supreme Court. BGBI filed its brief on appeal and Parador and USECC have filed their answer and opening brief. Defedant and Cross-Respondent H.B. Lane, contractor is seeking to file an answering brief to Parador's cross-appeal by November 15, 1999.

Sutter Gold Mining Company (SGMC) Litigation

     In 1993, Amador County issued a conditional use permit ("CUP") to allow SGMC to develop the Sutter Gold Mine (SGM) near the town of Sutter Creek, Amador County, California. A number of conditions were included in the original CUP which accommodated local citizen and government agency concerns about noise, waste disposal, traffic and other aspects of the proposed mining operation. Please see Item 3 of Company's 1999 Form 10K.

     In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. In August and September 1998, the Board of Supervisors approved the amendments to the CUP.

     On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenged the actions of Amador County and its Board of Supervisors in approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied plaintiffs' lawsuit on August 30, 1999. Plaintiffs have until October 29, 1999 to appeal the decision.

ITEM 6.     Exhibits and Reports on Form 8-K.

     (a)  Exhibits. None.

     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended August 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          U.S. ENERGY CORP.
                                          (Company)


Date:  October 15, 1999             By:   /s/ John L. Larsen
                                          --------------------------------------
                                          JOHN L. LARSEN,
                                          Chief Executive Officer
                                          and Chairman



Date:  October 15, 1999             By:   /s/ Robert Scott Lorimer
                                          --------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer and
                                          Chief Accounting Officer