Form 10-Q
period 1999-11-30
US ENERGY CORP
filed 2000-01-18
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Wyoming                                                      83-0205516
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             8250
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code:             (307) 856-9271
                                                             -------------------

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

                       YES  X     NO
                           ---       ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at January 14, 2000
----------------------------                     -------------------------------
Common stock, $.01 par value                              8,895,110 Shares

                       U.S. ENERGY CORP. and SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
          November 30, 1999 and May 31, 1999.................................3-4

          Condensed Consolidated Statements of
          Operations for the Three and Six Months Ended
          November 30, 1999 and 1998...........................................5

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended November 30, 1999 and 1998........................6-7

          Notes to Condensed Consolidated
          Financial Statements.................................................8

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................9-13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................14-15

ITEM 4.   Submission of Matters to be a Vote of Security Holders..............16

ITEM 5.   Other Information...................................................16

ITEM 6.   Exhibits and Reports on Form 8-K....................................16

          Signatures..........................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                             November 30,             May 31,
                                                 1999                  1999
                                            -------------         -------------
                                             (Unaudited)

CURRENT ASSETS:
     Cash and Cash Equivalents              $  5,619,500           $ 10,173,000
     Accounts receivable:
       Trade, net of allowance for
         doubtful accounts of $27,800            730,100                223,100
       Affiliates                                674,900              1,063,400
     Assets held for resale and other          1,228,300              1,116,200
     Inventory                                   168,600                143,200
                                            -------------          -------------
       TOTAL CURRENT ASSETS                    8,421,400             12,718,900

INVESTMENTS
    Affiliates                                   887,000                751,600
    Restricted investments                     9,240,400              9,160,400
                                            -------------          -------------
                                              10,127,400              9,912,000

PROPERTIES AND EQUIPMENT                      21,200,900             19,607,800
    Less accumulated depreciation,
    depletion and amortization               (10,488,900)           (10,171,300)
                                            -------------          -------------
                                              10,712,000              9,436,500

OTHER ASSETS:
    Accounts and notes receivable:
        Real estate sales                         24,900                 20,400
        Employees                                369,500                366,600
    Deposits and other                           845,300                936,600
                                            -------------          -------------
                                               1,239,700              1,323,600
                                            -------------          -------------
                                            $ 30,500,500           $ 33,391,000
                                            =============          =============

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             November 30,             May 31,
                                                1999                   1999
                                            -------------          -------------
                                             (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses   $ 1,103,400             $ 1,229,600
    Deferred GMMV purchase option             4,000,000               4,000,000
    Current portion of long-term debt           202,000                 126,000
                                            ------------            ------------
      TOTAL CURRENT LIABILITIES               5,305,400               5,355,600

LONG-TERM DEBT                                  749,700                 786,700

RECLAMATION LIABILITIES                       8,860,900               8,860,900

OTHER ACCRUED LIABILITIES                     3,449,300               3,734,500

DEFERRED TAX LIABILITY                        1,144,800               1,144,800

MINORITY INTERESTS                              566,200                 856,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK $.01 par value;
    339,208 shares issued,
    forfeitable until earned                  2,471,700               2,471,700

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value;
      100,000 shares authorized
      none issued or outstanding                    --                      --
    Common stock, $.01 par value;
      20,000,000 shares authorized;
      8,621,376 and 8,550,624 shares
      issued respectively                         86,300                 85,600
    Additional paid-in capital                33,266,800             33,014,900
    Accumulated deficit                      (21,837,800)           (19,408,600)
    Treasury stock, at cost,
      943,144 and 865,943
      shares respectively                     (2,635,800)            (2,584,600)
    Unallocated ESOP contribution               (927,000)              (927,000)
                                            -------------          -------------
TOTAL SHAREHOLDERS' EQUITY                     7,952,500             10,180,300
                                            -------------          -------------
                                            $ 30,500,500           $ 33,391,000
                                            =============          =============

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                             Three Months Ended              Six Months Ended
                                 November 30,                  November 30,
                          --------------------------  --------------------------
                             1999            1998       1999             1998
                             ----            ----       ----             ----

REVENUES:
    Mineral sales         $    32,800   $    35,600    $  67,100     $   84,700
    Coal bed methane gas
       operations             763,100           --       763,100            --
    Commercial operations     619,100       451,800    1,702,400      1,994,900
    Oil sales                  35,200        34,700       46,100         53,700
    Management fees and other 310,200        72,700      429,900        390,700
    Interest                  166,500       254,400      392,400        434,300
    Gain on sales of assets       --            --            --         54,300
                          ------------  ------------  ------------  ------------
                            1,926,900       849,200     3,401,000     3,012,600

COSTS AND EXPENSES:
    Mineral operations        848,700       531,600     1,398,100     1,186,000
    Construction costs        303,900         9,200       306,600        15,500
    Commercial operations     922,000       865,400     1,847,600     1,823,300
    General and
      administrative        1,182,400     1,413,000     2,348,200     3,423,500
    Oil production             15,000        16,900        16,900        39,000
    Interest                    9,500        14,800        14,400        31,400
                          ------------  ------------  ------------  ------------
                            3,281,500     2,850,900     5,931,800     6,518,700
                          ------------  ------------  ------------  ------------

LOSS BEFORE MINORITY
    INTEREST AND EQUITY IN LOSS
    OF AFFILIATES          (1,354,600)   (2,001,700)   (2,530,800)   (3,506,100)

MINORITY INTEREST IN LOSS
     OF CONSOLIDATED
     SUBSIDIARIES              39,500        44,300       104,500       305,000

EQUITY IN LOSS OF AFFILIATES
      - NET                    (2,500)      (30,100)       (2,900)      (43,600)
                          ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES   (1,317,600)   (1,987,500)   (2,429,200)   (3,244,700)

PROVISION FOR INCOME TAXES        --            --            --            --
                          ------------  ------------  ------------  ------------

NET LOSS                  $(1,317,600)  $(1,987,500)  $(2,429,200)  $(3,244,700)
                          ============  ============  ============  ============

NET LOSS PER SHARE
     BASIC AND DILUTED    $   (0.16)$   $     (0.26)  $     (0.30)  $     (0.42)
                          ============  ============  ============  ============

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING       8,025,672    7,741,096     7,992,667     7,752,587
                          ============= ============  ============  ============

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                          Six Months Ended
                                                            November 30,
                                                  ------------------------------
                                                       1999             1998
                                                       ----             ----
                                                   (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(2,429,200)     $(3,244,700)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority interest in loss
         of consolidated subsidiaries                 (104,500)        (305,000)
         Increase in reclamation liabilities               --            82,100
      Depreciation                                     285,900          384,500
      Equity in loss from affiliates                     2,900           43,600
      Gain on sale of assets                               --           (54,300)
      Other                                             91,300           71,600
      Net changes in components of working capital    (690,300)       3,464,500
                                                   ------------     ------------

NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                             (2,843,900)         442,300

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in cash from acquisition of subsidiary       37,600             --
  Development of mining properties                     (38,900)          (5,000)
  Proceeds from sale of property and equipment             --           203,900
  Increase in restricted investments                   (80,000)        (186,800)
  Purchase of property and equipment                (1,514,600)        (188,600)
  Change in notes receivable, net                       (7,400)          36,100
  Investments in affiliates                           (145,300)          31,900
                                                   ------------     ------------

NET CASH USED IN
  INVESTING ACTIVITIES                              (1,748,600)        (108,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                         186,600          201,000
  Purchase of treasury stock                               --          (123,800)
  Repayments of long-term debt                        (147,600)        (160,700)
                                                   ------------     ------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  39,000          (83,500)
                                                   ------------     ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                              (4,553,500)         250,300

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               10,173,000        5,650,500
                                                   ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $ 5,619,500      $ 5,900,800
                                                   ============     ============

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows


                                                        Six Months Ended
                                                           November 30,
                                               --------------------------------
                                                  1999                  1998
                                               -----------           -----------
                                               (Unaudited)           (Unaudited)

SUPPLEMENTAL DISCLOSURES:
      Income tax paid                          $   --                  $    --
                                               ========                ========

      Interest paid                            $ 14,400                $ 31,400
                                               ========                ========

SUPPLEMENTAL DISCLOSURES:
     Interest paid                             $ 14,400                $ 31,400
                                               ========                ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Payment of receivable-affiliate
       with stock from affiliate               $ 70,400                $    --
                                               ========                ========

     Issuance of stock for additional
       interest in subsidiaries
                                               $252,600                $    --
                                               ========                ========
     Consolidation of subsidiary in the
       second quarter of FY 2000
         Other assets                          $    --                 $    --
         Investment in affiliates                27,700                     --
         Property, plant and equipment            7,900                     --

         Accounts payable and
       accrued expenses                          10,400                     --
         Minority Interest                       18,400                     --
         Treasury stock                          51,200                     --

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 1999 and the Condensed Consolidated Statements of Operations for the three and six months and Cash Flows for the six months ended November 30, 1999 and 1998 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1999, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the year then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries as of November 30, 1999 and May 31, 1999, the results of operations for the three and six months ended November 30, 1999 and 1998, and the cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-K.
 The results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (52%), Plateau Resources Limited (100%) Sutter Gold Mining Co. (62.6%), Four Nines Gold, Inc. (50.9%), Yellowstone Fuels (23.5%) and for the period ended November 30, 1999 Ruby Mining Company (67%). All material intercompany profits and balances have been eliminated.

     4) Deferred GMMV Purchase Option at November 30, 1999 and May 31, 1999 consists of the $4,000,000 Signing Bonus received when the Company and its subsidiary, Crested entered into an Acquisition Agreement with Kennecott Uranium Company to acquire properties. (See GMMV discussion in Item 2).

     5) Accrued reclamation obligations and standby costs of $12,310,200 are the Company's share of a reclamation liability at the SMP mining properties and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years.

     6) Certain reclassifications have been made in the May 31, 1999 financial statements to conform to the classifications used in November 30, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Conditio and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.

Liquidity and Capital Resources

     During the six months ended November 30, 1999, the Company experienced a decrease in working capital in the amount of $4.2 million. This decrease resulted in working capital of $3.1 million at November 30, 1999 as compared to working capital of $7.3 million at May 31, 1999. The primary components of this decrease in working capital were reductions of $4.5 million in cash and cash equivalents, a reduction of $388,500 in accounts receivable affiliates and an increase of $39,000 in long term debt.

     Cash was consumed by operations, $2.8 million, and investing activities, $1.7 million, while financing activities provided $39,000 in cash and cash equivalents. Accounts receivable affiliates decreased primarily as a result of the Company receiving payments from its affiliates Green Mountain Mining Venture ("GMMV"), $432,400 and Ruby Mining Company ("RUBY"), $70,400. These reductions in accounts receivable affiliates were offset by increases in accounts receivable from other affiliates.

     The Company determined during the six months ended November 30, 1999 to enter into the coal bed methane gas business. As a result of this decision the Company invested $160,000 in a newly formed subsidiary company, Rocky Mountain Gas, Inc. ("RMG"). As a result of this decision, the Company refurbished various drill rigs and support equipment and have purchased additional drill equipment. These capital expenditures for drilling equipment consumed an additional $1.1 million in cash. Additionally the Company's affiliates Plateau Resources ("Plateau") and Sutter Gold Mining Company ("SGMC") purchased $328,100 and $40,900 respectively in new equipment. With these funds Plateau developed its boat storage and gravel crushing businesses and SGMC purchased assets to develop its tourism business. The company also purchased additional interests in SGMC and Yellow Stone Fuels Corp. ("YSFC") by issuing 70,753 shares of its common stock in exchange for shares of SGMC and YSFC.

     The increase in cash from financing activities is as a result of increased debt third parties primarily for the financing of prepaid insurance premiums and miscellaneous equipment in the amount of $186,600. During the six months ended
November 30, 1999, long term debt was reduced by $147,600. The Company also entered into an agreement with RUBY to accept 11,000,000 shares of RUBY's common stock in payment of $70,400 of debt due the Company. As a result of this transaction, the Company became the owner of 67% of the common stock of RUBY during the six months ended November 30, 1999. RUBY therefore was consolidated as of November 30, 1999 which increased cash by $37,600.

     Reductions of working capital were partially offset by increases in accounts receivable trade, $507,000, other assets $112,100 and a reduction of $126,200 in accounts payable and accrued liabilities. Accounts receivable trade increased primarily as a result of contract drilling and construction work that is being performed by the Company in the coal bed methane gas business. Other assets increased as a result of the Company recording prepaid insurance amounts which will be amortized over the entire fiscal year and work that Plateau performed on its real estate assets which are being held for resale.

     The Company reported a $4,000,000 deferred purchase option at November 30, 1999 and May 31, 1999. This option is as the result of Kennecott Energy paying the Company a signing bonus upon the execution of the Acquisition Agreement on June 23, 1997. The option is non-refundable and will be offset against any future cash commitments the Company may incur on the GMMV properties.

Capital Resources

     General: The primary source of the Company's capital resources for the remaining six months of fiscal 2000, are the cash on hand at November 30, 1999; contract drilling and construction operations in coal bed methane gas; possible equity financing from affiliated companies; proceeds under the line of credit; and the potential receipt of cash from the SMP Arbitration Award. During the quarter and six months ended November 30, 1999, the Company recognized $763,100 in revenues from drilling and construction contracts. The majority of this amount was recorded during the month of November 1999.

     The Company has successfully financed a portion of the new equipment acquisitions as well as equipment that it and its affiliates had purchased previously. To preserve cash, the Company continue to seek equipment financing. Additionally, the Company will continue to offer for sale various assets such as equipment, lots and homes in Ticaboo, Utah, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment, and aviation fuel sales, also will provide cash.

     Financing: During the six months ended November 30, 1999, the Company became involved in the exploration phase of coal bed methane gas as drilling and construction contractors for third parties. The Company also entered into an agreement to purchase 185,000 acres of coal bed methane gas leasehold interests land. To secure the land, the Company formed RMG. To fund the purchase and development of the coal bed methane gas lease hold interests RMG is seeking equity funding.

     To acquire a 50% working interest in the 185,000 acres of leaseholds, RMG paid $3.2 million to Quantum Energy, ("Quantum") at closing on January 3, 2000. RMG agreed to pay Quantum an additional $1.0 million on May 1, 2000 and $1.3 million on or before December 31, 2000. If these payments are not made, the 50% working interest could be reduced. It is contemplated that the Company will conduct the drilling and construction work on these and other properties which will generate significant revenues. It is further projected that RMG will receive significant revenues from the coal bed methane gas production. No assurance can be given as to the actual amount of coal bed methane gas that will be produced from the RMG properties. The Company and its subsidiary Crested Corp. ("Crested") own a controlling interest in RMG.

     Equity financing for Sutter Gold Mining Company ("SGMC") and Plateau are dependent on the market price of gold and uranium among other conditions. As of November 30, 1999, the prices for these metals remained depressed and it is not known when they will recover. The Company continues to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the price for these metals do not increase in the short term, the working capital of the Company could be impacted negatively due to holding costs of the properties. The Company continues to pursue alternative uses for these properties including tourism at the SGMC properties and alternate feed or waste disposal at the Plateau properties.

     Line of Credit: The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. It is anticipated that this line of credit may be used to finance short term working capital needs. The Company is currently seeking an increase in their line of credit through financial institutions to fund expanding operations.

     Summary: The Company believes that cash on hand at November 30, 1999, proceeds from drilling and construction contracts, and its line of credit will be adequate to fund working capital requirements through fiscal 2000. However, these capital resources will not be sufficient to provide funding for the Company's mineral property acquisitions and development or projected business expansions.

Capital Requirements

     General: The primary requirements for the Company's working capital during the remainder of fiscal 2000 are expected to be the costs associated with the development activities of Plateau, SGMC, care and maintenance costs of the former SMP uranium properties, payments of holding fees for mining claims, business expansion and development costs associated with the coal bed methane gas and alternative feed/waste disposal businesses and corporate general and administrative expenses.

     SGMC: The Company owns a majority interest in SGMC and is therefore responsible for the ongoing administrative and development costs of the properties owned by SGMC. The Company continues its efforts to secure financing to place the SGMC properties in California into production.

     SGMC is developing alternate uses of its mineral properties until such time as production of gold is profitable. SGMC is developing various facilities to utilize its properties in the tourism business. SGMC is currently seeking either debt or equity financing to fund these operations. Should these efforts be unsuccessful, the development of the tourism business will be curtailed or the cash reserves of the Company and USE will be needed to complete the development of these assets.

     Sheep Mountain Mines: The holding and reclamation costs associated with the Sheep Mountain uranium mineral properties are the responsibility of the Company. The holding costs during 1999 were approximately $57,000 per month. The Company continues to search for improved techniques that will reduce these monthly costs. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by the pledge of certain of the Company's real estate assets. The reclamation bond amount is reviewed annually by the state regulatory agencies. The Company's portion of the reclamation liability on the Sheep Mountain properties is $1,451,800 and is shown as "Reclamation liability" within the condensed consolidated balance sheet.

     It is not anticipated that the Sheep Mountain properties will be placed into production during Fiscal 2000. The Company have determined that the Sheep Mountain mining properties should be maintained and prepared for production in the future when the price of uranium increases to the level where the Company is able to obtain long term delivery contracts with favorable price terms and the Sweetwater Mill (which is owned and operated by the GMMV) is placed into production. There are no major reclamation expenditures expected during the balance of Fiscal 2000 that the Company is aware of on the Sheep Mountain properties.

     GMMV: In July 1998, the GMMV management committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties in the short term uranium market. The management committee of the GMMV is endeavoring to reduce the holding costs of the GMMV mineral and mill properties. The Company has notified the GMMV management committee that they have elected to be a non-participating partner in funding current holding and reclamation costs. By making this election, the Company will be diluted pursuant to the terms of the GMMV contract. It is not believed that the dilution in the short term will be material to the Company ownership interest in the GMMV.

     On November 10, 1999, Kennecott Uranium Company, ("KUC") and Kennecott Energy Company filed a court action in the Wyoming State Court against the Company and Crested. In its action KUC expressed its opinion that the GMMV was no longer economically viable and asked relief from the court to allow the termination of GMMV and the dissolution of assets. The Company and Crested do not agree with the allegation made by KUC and are in the process of filing their responses. The ultimate outcome of these actions on the cash resources of the Company cannot be predicted as of November 30, 1999.

     Plateau: Plateau owns and operates the Ticaboo townsite, motel, convenience store and restaurant. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium mill. The Company owns Plateau but shares in the cash flow streams of the properties with Crested on a 50-50 basis. The Company is currently seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal businesses. Currently, discussions are underway with third parties and investment banking firms regarding the expansion into these business opportunities. The Company will continue to fund the costs of permitting and stand-by costs associated with the properties. Expansion into the alternate feed and waste disposal businesses will require additional capital. The commercial operations of Plateau continue to improve.

     The reclamation liability on the Plateau properties is $7.4 million which is reflected on the Balance Sheet as a reclamation liability. This liability is fully covered by cash investments which are recorded as long term restricted assets. It is not anticipated that any reclamation of the Plateau properties will occur in the balance of Fiscal 2000. At such time as reclamation is begun the cash on deposit will be used.

     Yellow Stone Fuels Corp. ("YSFC"): In Management's opinion, YSFC has sufficient cash to fund its limited operations. YSFC continues to maintain its mineral interests and look for additional business opportunities. It is not anticipated that the Company will be obligated to advance funds on behalf of YSFC.

     Term Debt and Other Obligations: Debt to non-related parties at November 30, 1999, was $951,900 compared to $912,700 at May 31, 1999. The increase in debt to non-related parties consists primarily of debt due on the financing of annual insurance premiums. The balance of the debt to non-related parties is for the purchase of land and buildings at SGMC and various pieces of heavy equipment and bears different interest rates with various maturity dates. All payments on the debt are current.

     Reclamation Obligations: It is not anticipated that any of the Company's working capital will be used in Fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. It is not anticipated that any of the mining properties in which the Company owns an interest will enter the reclamation phase prior to May 31, 2000. GMMV is in the process of reclaiming of an open pit mine near the Sweetwater Mill which was developed by a previous owner. It is believed that the cost of reclamation will be covered by a commitment by the prior owner to provide the initial $8 million in reclamation. These funds are to be recovered from a future production through the Sweetwater Mill override until such time as they are repaid.

     Other: The Company is currently not in production on any mineral properties. The Company is not using hazardous substances or known pollutants to any great degree in the maintenance of mineral properties or the development of new businesses. Consequently, recurring costs for managing hazardous substances, and capital expenditures for monitoring hazardous substances or pollutants have not been significant. The Company is not aware of any claims for personal injury or property damages that need to be accrued or funded. The Company maintains both workers compensation and liability insurance coverage which they believe cover any claims that may exist.

     The tax years through May 31, 1994 are closed after audit by the IRS. The Company is currently in hearings with the Appeals Office of the IRS in Denver, Colorado to discuss resolving issues raised for Fiscal 1995 and 1996. Although no definite outcome can be predicted, the Company believes that there will not be a material cash impact from the ultimate outcome of these hearings.

Results of Operations

Six and Three Months Ended November 30, 1999 Compared to Six and Three Months Ended November 30, 1998

     During the six months ended November 30, 1999, revenues increased by $388,400 to $3,401,000 as compared to revenues of $3,012,600 during the six months ended November 30, 1998. During the quarter ended November 30, 1999 revenues increased by $1,077,700. This increase was primarily associated with the contract drilling and construction work the Company has been doing in the coal bed methane gas business. During the six months and quarter ended November 30, 1999, the Company recorded revenues of $763,100 from these contracts. No similar revenues were recognized during the comparative periods of 1998. The other increases in revenues during the six months ended November 30, 1999 were commercial revenues, $90,400, as a result of increased fuel sales at the Company's airport operations and increased revenues at the Plateau commercial operations of $225,300.

     These increased revenues for the six months ended November 30, 1999, were offset by decreased rental of equipment to the GMMV. The reduction of work on the GMMV properties was as a result of low spot prices for uranium and the inability of the Company to raise the funds to purchase Kennecott Energy's interest in the GMMV. The GMMV management committee determined in late July 1998 to significantly reduce expenditures at its mineral properties. This curtailment reduced the rental of equipment revenues and management fees previously received by the Company from GMMV.

     Costs and Expenses for the six months ended November 30, 1999, decreased by $586,900 when compared with those expenses incurred during the six months ended November 30, 1998 while expenses for the quarter ended November 30, 1999 increased by $430,600. During the quarter and six months ended November 30, 1999, the Company reported coal bed methane gas associated costs of $302,600. General and Administrative expenses decreased for the six months ended November 30, 1999 by $1,075,300. This decrease is primarily as a result reduced activity on the GMMV properties, reduced legal expenses related to the Sheep Mountain Partners arbitration/litigation and a bonus which was paid during the six months ended November 30, 1998 to two employees for their work on the SMP settlement. The bonus was the award of common shares of the Company's common stock.

     Operations for the six months ended November 30, 1999, resulted in a loss of $2,429,200 or $0.30 per share as compared to a loss of $3,244,700 or $0.42 per share for the six months ended November 30, 1999. The improvement in the profitability of the Company during the six months ended November 30, 1999, is primarily attributable to the contract drilling and contract work in the coal bed methane gas business and a reduction of General and Administrative expenses.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested (USECC), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated against USECC by CRIC in June 1991 before the American Arbitration Association ("AAA"). A three member panel of the AAA held hearings on the SMP and entered an Order and Award in April 1996 and supplemented it in July 1996, which were ultimately confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment"). Please see Item 3 of the Company's 1999 Form 10-K for more details of this arbitration/litigation. Nukem appealed the Judgment of the U.S. District Court to the 10th Circuit Court of Appeals (10th CCA). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification). The Judgment ordered Nukem/CRIC to pay USECC a monetary award and ordered the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom be impressed with a constructive trust in favor of SMP of which USECC owned one half.

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

Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in the Utah 3rd Judicial District State Court. See Item 3 of the Company's 1999 Form 10K for more details. After a five day trial, a jury denied the claims of two of three plaintiffs but awarded the third plaintiff $156,000 in compensatory and punitive damages against USE and awarded the plaintiff Dejavue, Inc. $91,668 in attorney fees. USE posted a supersedeas bond for $275,000 to appeal the judgment and plaintiffs also appealed the judgment to the Utah Court of Appeals. The Utah Court of Appeals affirmed the judgment on December 3, 1999 against USE and USE plans to petition the Supreme Court of Utah for a writ of certiorari to appeal the decision of the Court of Appeals. The petition is due to be filed on or before February 3, 2000.

BGBI Litigation

     USE and Crested are defendants and counter-or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. Please see
Item 3 of Company's 1999 Form 10K. The Trial Court ruled against both the plaintiff and defendants on their respective claims. BGBI, Parador and USE/Crested all appealed the decision to the Nevada Supreme Court. Briefing has been substantially completed and oral arguments have not yet been scheduled.

Sutter Gold Mining Company (SGMC) Litigation

     In 1993, Amador County issued a conditional use permit ("CUP") to allow SGMC to develop the Sutter Gold Mine (SGM) near the town of Sutter Creek, Amador County, California. A number of conditions were included in the original CUP which accommodated local citizen and government agency concerns about noise, waste disposal, traffic and other aspects of the proposed mining operation. Please see Item 3 of the Company's 1999 Form 10K.

     In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. In August and September 1998, the Board of Supervisors approved the amendments to the CUP.

     On September 28, 1998, a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenged the actions of Amador County and its Board of Supervisors in approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied plaintiffs' lawsuit on August 30, 1999. Plaintiffs have appealed the decision to the California appellate court.

Kennecott Uranium Litigation

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking among other relief, the judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants have filed a motion to change venue to the District Court in Fremont County, Wyoming. The motion is pending. The parties have initiated discovery proceedings each seeking production of documents from the other.

     USE and Crested are involved in other litigation as reported in their Form 10-Ks for the fiscal year ended May 31, 1999. There were no material changes in the status of the various cases during the quarter ended November 30, 1999.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     On December 23, 1999 the reconvened annual meeting of shareholders scheduled for December 10, 1999, was held and one proposal was presented to shareholders for a vote.

     Proposal one was for election of three directors. Directors, Don C. Anderson, Nick Bebout and H. Russell Fraser were reelected for a term expiring on the third succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the three directors, the votes cast were as follows:

     Name of Director       For         Against   Abstain   Withheld
     -----------------   ---------      -------   -------   --------
     Don C. Anderson     4,347,780      2,485     133,059       0
     Nick Bebout         4,347,780      2,485     133,059       0
     H. Russell Fraser   4,347,280      2,485     133,059     500

     The Registrant's Board of Directors consists of seven members and Messrs. Anderson, Bebout and Fraser will continue to serve with John L. Larsen, Max T. Evans, David W. Brenman and Harold F. Herron whose terms of office as directors continued after the Annual Meeting of Shareholders held on December23, 1999.

ITEM 5.   Other Information

     On January 5, 2000, USE and Crested announced in a public news release that their newly formed subsidiary, Rocky Mountain Gas, Inc. ("RMG"), had closed on an agreement to purchase a 50% working interest and 40% net revenue interest from Quantum Energy, L.L.C. of Cleveland, OH on approximately 185,000 acres of leaseholds prospective for coal bed methane gas in the Powder River Basin of Montana. RMG paid Quantum $3,200,000 at closing on January 3, 2000, and agreed to pay Quantum an additional $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000.

ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. On November 22, 1999, the Company filed a Report in Item 5 on Form 8-K during the second quarter ended November 30, 1999. The Report was reporting (1) the entry of the Company and Crested into a purchase agreement for coal bed methane gas properties and (2) the litigation filed by Kennecott Uranium Company et al.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                 U.S. ENERGY CORP.
                                                 (Company)


Date: January 14, 2000.                      By: /s/ Keith G. Larsen
                                                 -------------------------------
                                                 KEITH G. LARSEN,
                                                 President



Date: January 14, 2000.                      By: /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer