Form 10-Q
period 2000-02-29
US ENERGY CORP
filed 2000-04-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 29, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Wyoming                                                      83-0205516
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (307) 856-9271
                                                              ------------------

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

                    YES   X        NO
                        -----          -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at April 14, 2000
------------------------------                     -----------------------------
 Common stock, $.01 par value                             8,901,906 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
          February 29, 2000 and May 31, 1999.................................3-4

          Condensed Consolidated Statements of
          Operations Three and Nine Months
          Ended February 29, 2000 and
          February 28, 1999....................................................5

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended February 29, 2000
          and February 28, 1999..............................................6-7

          Notes to Condensed Consolidated
          Financial Statements.................................................8

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................9-13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................14-15

ITEM 4.   Submission of Matters to Security Holders for Vote..................15

ITEM 5.   Other Information...................................................15

ITEM 6.   Exhibits and Reports on Form 8-K....................................15

          Signatures..........................................................16


            See Notes to Condensed Consolidated Financial Statements
                                        2

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                 February 29,         May 31,
                                                     2000              1999
                                                 ------------      ------------
                                                 (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                 $  1,380,500        $ 10,173,000
     Accounts receivable
       Trade, net of allowance for
         doubtful accounts of $27,800             1,275,500             223,100
       Affiliates                                   478,400           1,063,400
     Assets held for resale and other             1,022,000           1,116,200
     Inventory                                      166,100             143,200
                                               ------------        ------------
     TOTAL CURRENT ASSETS                         4,322,500          12,718,900

INVESTMENTS AND ADVANCES
     Affiliates                                     727,000             751,600
     Restricted investments                       9,220,400           9,160,400
                                               ------------        ------------
                                                  9,947,400           9,912,000

PROPERTY AND EQUIPMENT                           23,884,400          19,607,800
     Less accumulated depreciation,
       depletion and amortization               (10,769,900)        (10,171,300)
                                               ------------        ------------
                                                 13,114,500           9,436,500

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate sales                             48,400              20,400
       Employees                                    541,000             366,600
     Deposits and other                             804,000             936,600
                                               ------------        ------------
                                                  1,393,400           1,323,600
                                               ------------        ------------
                                               $ 28,777,800        $ 33,391,000
                                               ============        ============

            See Notes to Condensed Consolidated Financial Statements
                                        3

                       U.S. ENERGY CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  February 29,        May 31,
                                                     2000               1999
                                                 ------------      ------------
                                                  (Unaudited)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses       $  1,510,700      $  1,229,600
     Deferred GMMV purchase option                  4,000,000         4,000,000
     Current portion of long-term debt                436,000           126,000
                                                 ------------      ------------
         TOTAL CURRENT LIABILITIES                  5,946,700         5,355,600

LONG-TERM DEBT                                        791,200           786,700

RECLAMATION LIABILITY                               8,860,900         8,860,900

OTHER ACCRUED LIABILITIES                           3,215,000         3,734,500

DEFERRED TAX LIABILITY                              1,144,800         1,144,800

MINORITY INTERESTS                                    980,300           856,500

COMMITMENTS AND CONTINGENCIES

FORFEIT ABLE COMMON STOCK $.01 par value;
  329,608 and 339,208 shares issued,
  forfeit able until earned                         2,464,700         2,471,700

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;100,000
     shares authorized none issued or outstanding;         --                --
  Common stock, $.01 par value; 20,000,000 shares
    authorized; 8,639,353 and 8,550,624
          shares issued, respectfully                  86,500            85,600
  Additional paid-in capital                       33,302,800        33,014,900
  Accumulated deficit                             (24,448,200)      (19,408,600)
  Treasury stock at cost 944,725
     and 930,532 shares, respectfully              (2,639,900)       (2,584,600)
  Unallocated ESOP contribution                      (927,000)         (927,000)
                                                 ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                          5,374,200        10,180,300
                                                 ------------      ------------
                                                 $ 28,777,800      $ 33,391,000
                                                 ============      ============

            See Notes to Condensed Consolidated Financial Statements
                                        4

                                        U.S. ENERGY CORP. AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)

                                                       Three Months Ended                    Nine Months Ended
                                                       February 29 and 28,                   February 29 and 28,
                                                    2000                1999              2000                   1999
                                                    ----                ----              ----                   ----
REVENUES:
    Mineral sales                            $     33,200        $     67,800        $    100,300        $    152,500
    Coalbed methane operations                  1,362,000                  --           2,125,100                  --
    Commercial operations                         340,200             435,600           2,042,600           2,430,500
    SMP settlements, net                               --           6,077,200                  --           6,077,200
    Oil Sales                                      54,000              29,600             100,100              83,300
    Management fees and other                       4,300              42,100             267,900             432,800
    Interest                                      133,100             185,400             525,500             619,700
    Gain (loss) on sales of assets                  5,600              (9,200)              5,600              45,100
                                             ------------        ------------        ------------        ------------
                                                1,932,400           6,828,500           5,167,100           9,841,100
COSTS AND EXPENSES:
    Mineral operations                       $  1,155,200             675,300           2,553,300           1,861,300
    Construction costs                          1,186,100               4,700           1,492,700              20,200
    Commercial operations                         925,800             853,600           2,773,400           2,676,900
    General and administrative                  1,302,900           1,965,100           3,484,800           5,388,600
    Oil production                                 20,500              17,800              37,400              56,800
    Provision for doubtful accounts                23,100                  --              23,100                  --
    Interest                                        7,900              14,500              22,300              45,900
                                             ------------        ------------        ------------        ------------
                                                4,621,500           3,531,000          10,387,000          10,049,700
                                             ------------        ------------        ------------        ------------

(LOSS) INCOME BEFORE MINORITY
    INTEREST AND EQUITY IN LOSS
        OF AFFILIATES                          (2,689,100)          3,297,500          (5,219,900)           (208,600)

MINORITY INTEREST IN LOSS
   (INCOME) OF CONSOLIDATED
   SUBSIDIARIES                                    78,700               7,500             183,200             312,500

EQUITY IN LOSS OF AFFILIATES-NET                       --             (15,600)             (2,900)            (59,200)
                                             ------------        ------------        ------------        ------------

(LOSS) INCOME BEFORE INCOME
   TAXES                                       (2,610,400)          3,289,400          (5,039,600)             44,700

PROVISION FOR INCOME TAXES                             --                  --                  --                  --
                                             ------------        ------------        ------------        ------------

NET (LOSS) INCOME                            $ (2,610,400)        $ 3,289,400        $ (5,039,600)       $     44,700
                                             ============        ============        ============        ============

NET (LOSS) INCOME PER SHARE                  $      (0.33)       $       0.43        $      (0.63)       $       0.01
                                             ============        ============        ============        ============
BASIC AND DILUTED

BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                           8,021,781           7,739,364           8,002,494           7,752,587
                                             ============        ============        ============        ============

                        See Notes to Condensed Consolidated Financial Statements
                                                    5

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                        February 29 and 28,
                                                    -------------------------
                                                        2000           1999
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) Income                                 $(5,039,600)   $     44,700
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest in loss of
        consolidated subsidiaries                      (183,200)       (312,500)
      Increase in reclamation liabilities                    --         164,200
      Depreciation                                      520,600         556,800
      Equity in loss from affiliates                      2,900          59,200
      Gain on sale of assets                             (5,600)        (45,100)
      Provision for doubtful accounts                    23,100              --
      Non-cash compensation                              29,200         293,800
      Other                                             134,500        (187,400)
      Net changes in components of working capital     (875,500)      4,695,700
                                                      ------------ ------------
NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                           (5,393,600)      5,269,400

CASH FLOWS FROM INVESTING ACTIVITIES:
      Development of mining properties                  (21,600)        (28,900)
      Development of gas properties                     (21,500)             --
      Proceeds from sale of property and equipment       12,500         303,900
      Increase in restricted investments                (60,000)       (244,200)
      Purchase of property and equipment             (1,917,900)     (1,064,400)
      Changes in notes receivable, net                 (225,500)        274,900
      Issuance of stock for stock of subsidiary         252,600              --
      Investments in affiliates                      (1,731,600)         31,100
                                                     -----------   ------------
NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                           (3,713,000)       (727,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in cash from acquisition of subsidiaries 224,600              --
      Proceeds from long-term debt                      349,900         753,000
      Purchase of treasury stock                             --        (123,800)
      Repayments of long-term debt                     (260,400)       (249,300)
                                                    ------------   ------------
NET CASH (USED IN) PROVIDED BY
       FINANCING ACTIVITIES                             314,100         379,900
                                                    ------------   ------------

NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                               (8,792,500)      4,921,700

            See Notes to Condensed Consolidated Financial Statements
                                        6

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                        February 29 and 28,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                 $ 10,173,000   $  5,650,500
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                       $  1,380,500   $ 10,572,200
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES:
Income tax paid                                     $        --    $     21,000
                                                    ============   ============

Interest paid                                       $     22,300   $     45,900
                                                    ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Payment of receivable-affiliate with stock
     from affiliate                                 $     70,400   $         --
                                                    ============   ============

Issuance of stock for retired employee              $      7,000   $         --
                                                    ============   ============

Issuance of stock for exercised warrants            $        200   $         --
                                                    ============   ============

Consolidation of subsidiaries during fiscal year 2000
Other assets                                        $     (1,900)  $         --
Investment in affiliates                               1,596,300             --
Intercompany receivables                                 230,600             --
Property, plant and equipment                         (2,244,500)            --

Notes payable                                            225,000             --
Accounts payable and accrued expenses                     10,400             --
Minority Interest                                        464,000             --
Treasury stock                                           (55,300)            --
Issuance of common stock to acquire
stock of subsidiary
Common stock                                                 700             --
Additional paid-in-capital                               251,700             --

            See Notes to Condensed Consolidated Financial Statements
                                        7

                       U.S. ENERGY CORP. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of February 29, 2000 and the Condensed Consolidated Statements of Operations for the three and nine months and Cash Flows for the nine months ended February 29, 2000 and February 28, 1999, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 1999, has been taken from the audited financial statements included in the Company's May 31, 1999 Annual Report on Form 10- K. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company and its subsidiaries as of February 29, 2000 and May 31, 1999, the results of operations for the three and nine months ended February 29, 2000 and February 28, 1999, and the cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-K. The results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned subsidiaries: Energx Ltd. (90%), Crested (52%), Plateau Resources Limited (100%) Sutter Gold Mining Co.("SGMC") (59%) and Four Nines Gold, Inc. (50.9%) During the nine and three months ended February 29, 2000 the Company also began consolidating Ruby Mining Company (90.9%), Northwest Gold, Inc. (50.5%) and Rocky Mountain Gas, Inc. (86.3%). All material inter-company profits and balances have been eliminated.

     4) Deferred GMMV Purchase Option at February 29, 2000 and May 31, 1999 consists of the $4,000,000 Signing Bonus received when the Company and Crested entered into an Acquisition Agreement with Kennecott Uranium Company to acquire properties. (See GMMV discussion in Item 2).

     5) Accrued reclamation obligations and standby costs of $12,075,900 are the Company's share of a reclamation liability at the SMP mining properties and the full obligation at the Shootaring Uranium Mill. The reclamation work may be performed over several years and will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties abandoned. It is not anticipated that either of these events will occur for sometime into the future.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in any such forward-looking statements.

Overview of Business

     During the nine and three months ended February 29, 2000, the Company recognized revenues in three major areas; Coalbed methane contract drilling and construction work, commercial operations and interest earned on cash and cash equivalents. Other sources of revenue continue to be management fees, sale of oil and the receipt of royalty interests on mineral properties.

     Due to current depressed uranium prices, the Company has placed its uranium properties on care and maintenance status. Until uranium market prices improve, the Company has determined that it would enter into the coalbed methane gas business. The Company owns and has purchased additional drilling and construction equipment that is currently being used on a contract basis for non-related companies. In addition, the Company has entered into a contract with a third party through its newly formed subsidiary Rocky Mountain Gas, Inc.
(RMG), to lease a 50% interest in 185,000 acres for coalbed methane exploration and development in the Powder River Basin of Montana. It is anticipated that the business operations of the Company will be largely directed toward this new venture for at least the next twelve to eighteen months.

     As in all mineral development operations, there is risk involved in the development of coalbed methane gas fields. Some of the known risks in the coalbed methane development and production business are; government regulations, environmental restrictions, market price for methane gas, availability of pipe lines and capacity in the existing pipe lines. The Company cannot accurately predict what if any of these risks will have on its business in the future.

Liquidity and Capital Resources

     During the nine months ended February 29, 2000, the Company's working capital decreased from $7,363,300 at May 31, 1999 to a working capital deficit of $1,624,200. Included in the current liabilities at May 31, 1999 and February 29, 2000, is a $4,000,000 signing bonus which was paid by Kennecott Uranium Company ("KUC") in June of 1997 when the Company entered into an Acquisition Agreement with KUC and which has been deferred. This signing bonus of $4,000,000 is non refundable to KUC and will not be paid back to KUC.

     Cash was consumed by operations, $5,393,600; and investing activities, $3,713,000, while financing activities provided $314,100 in cash and cash equivalents. The operating loss of $5,039,600, minus non cash depreciation of $520,600, plus other working capital component decreases of $875,500 resulted in using $5,393,600 for operations for the nine month period ended February 29, 2000. Cash of $3,713,000 used in investing activities resulted primally from the Company's decision to invest $1,512,800 in a newly formed subsidiary company, RMG and enter into the exploration, development and production of coalbed methane gas. In connection therewith, the Company spent $1,429,200 in refurbishing existing drilling related equipment and purchasing additional equipment for use in the drilling business. The Company also used an additional $436,4000 in the purchase of capital improvements for its Ticaboo commercial operations in southern Utah.

     The increase in cash from financing activities of $314,100 resulted primarily from equipment financing of $349,900 less equipment debt payments of $260,400 and the increase of $224,600 in cash from the acquisition of subsidiary companies. The subsidiaries that the Company acquired additional interests in during the nine months ended February 29, 2000, were Ruby Mining Company ("Ruby"), Northwest Gold, Inc. ("NWG") and RMG. The additional interests in Ruby and NWG came as a result of the Company accepting common stock of both companies for the partial retirement of debt due the Company.

Capital Resources

     The primary source of the Company's capital resources for the remainder of Fiscal 2000 are the cash on hand at February 29, 2000; revenues from contract drilling and construction activities for coalbed methane gas operations, possible equity financing from affiliated companies, proceeds under the line of credit, and the potential receipt of cash from the SMP arbitration.

     The Company has successfully financed a portion of its new equipment acquisitions. To preserve cash, the Company will continue to seek equipment financing opportunities. Additionally, the Company will continue to offer for sale various assets such as lots and homes in Ticaboo, Utah, real estate holdings in Wyoming, Colorado and Utah and mineral interests. Interest, rentals of real estate holdings and equipment and aviation fuel sales will also provide cash.

     It is contemplated that the Company will begin to generate revenues sufficient to continue to participate in the coalbed methane gas contracting work. The entry threshold into the coalbed methane gas business was significant but now that it has been expended and the summer months have arrived, the Company anticipates receiving a return on its investment. It is further anticipated that RMG will receive significant revenues from coalbed methane gas production for its own account. However, no assurances can be given as to the actual amount or timing of coalbed methane gas production from the properties in which RMG owns an interest.

     The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At February 29, 2000 the entire line of credit was available to the Company. At the time of the filing of this report a total of $800,000 was available on the line of credit. The line of credit is being used for short term working capital needs.

     The Company believes that cash on hand at February 29, 2000, proceeds from drilling and construction contracts, revenues from commercial operations, equity financings and its line of credit will be adequate to fund working capital requirements through Fiscal 2000. However, these capital resources will not be sufficient to provide funding for the Company's development of its coalbed methane gas business. RMG is seeking additional equity financing to develop its coalbed methane leases.

Capital Requirements

     The primary requirements for the Company's working capital during Fiscal 2000 are expected to be the costs associated with the expansion and development of the coalbed methane gas and alternative feed /waste management businesses, the development activities of Plateau Resources Ltd., ("Plateau") and Sutter Gold Mining Company ("SGMC"), care and maintenance costs of the former SMP mineral properties, payments of holding fees for mining claims, the Company's portion of the costs associated with the GMMV properties should the Company elect to participate in the holding costs and corporate general and administrative expenses.

                                  New Business

     To fund the purchase and development of the coalbed methane gas leasehold interests described above, RMG is seeking equity funding. To acquire a 50% working interest in 185,000 acres of leaseholds, RMG paid $3,200,000 to Quantum Energy, ("Quantum") in January 2000. RMG further agreed to pay Quantum an additional $1,000,000 in May 2000 and $1,300,000 on or before December 31, 2000. If these payments are not made, the 50% working interest could be reduced. RMG also has a $2,500,000 work commitment for drilling wells or completing infrastructure on the Quantum properties.

     Equity financing for the mineral development of SGMC and Plateau are dependent on the market price of gold and uranium among other things. As of February 29, 2000, the prices of these metals remained depressed and it is not known when they will recover. The Company continues to be optimistic concerning the future markets for these metals but cannot accurately forecast what the prices will be in the short or long term markets. If the prices for these metals do not increase in the short term, the working capital of the Company would be impacted negatively due to permitting and stand-by costs associated with these properties.

     Plateau owns and operates the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill. The Company owns Plateau but shares in the cash flow streams of the properties with Crested Corp. ("Crested") on a 50-50 basis. The Company is pursuing alternative uses for these properties including alternative feed or waste disposal of low level nuclear waste. The Company is seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal business as the expansion into this business will require additional capital.

     SGMC is also seeking to develop alternate uses of its mineral properties until such time as the market price of gold increases to an economically viable level. SGMC is developing a tourism related business that may generate sufficient cash flows to cover the holding costs of the property. Prior to placing the property into production additional capital will need to be obtained.

                              Mineral Holding Costs

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties are the responsibility of the Company. The holding costs during 2000 have been approximately $48,300 per month. The Company is currently seeking alternative methods of managing the properties in an effort to reduce these holding costs.

     In July 1998, the GMMV management committee unanimously agreed to place the Jackpot Mine and Sweetwater Mill on active standby status. This decision was made as a result of uncertainties relative to the price and supply in the short term uranium market. The management committee of the GMMV is endeavoring to reduce the holding costs for the GMMV mine and mill properties. The Company has notified the GMMV management committee that they have elected to be a non-participating partner in funding current holding costs. By making this election, the Company will be diluted pursuant to the terms of the GMMV contract. It is not believed that the dilution in the short term will be material to the Company's ownership interest in the GMMV. The Company received and deferred recognition of a $4,000,000 signing bonus in a prior year. This bonus payment was received from KUC upon the execution of the Acquisition Agreement on June 23, 1997. The Bonus is non refundable and will be used to offset any future costs the Company may incur on the GMMV properties.

     On November 10, 1999, KUC and Kennecott Energy Company filed a court action in the Wyoming State Court against the Company. In its action, KUC expressed its opinion that the GMMV was no longer economically viable and asked relief from the court to allow the termination of the GMMV and the distribution of the assets. The Company does not agree with the allegation made by KUC and has filed its response. The ultimate outcome of these actions on the cash requirements of the Company can not be predicted as of February 29, 2000. See item 1 in PART II hereafter. Debt Payments

     Debt to non-related parties at February 29, 2000 was $1,227,200 as compared to $912,700 at May 31, 1999. The increase in debt to non-related parties consists primally of debt due on the financing of equipment and annual insurance premiums. The balance of the debt to non-related parties is for the purchase of land and buildings by SGMC and various pieces of heavy equipment and bears different interest rates with various maturity dates. All payments on the debt are current.

                            Federal Income Tax Issues

     The tax years through May 31, 1994 are closed after audit by the IRS. The Company is currently attending appeals hearings with the IRS in Denver Colorado to discuss resolving issues raised for fiscal 1995 and 1996. Although no definite outcome can be predicted, the Company believes that there will not be a material impact from the ultimate outcome of these hearings.

                                Reclamation Costs

     It is not anticipated that any of the Company's working capital will be used in fiscal 2000 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets. The GMMV is in the process of reclaiming an open pit mine near the Sweetwater Mill which was developed by a previous owner. It is believed that the cost of reclamation will be covered by a commitment by the prior owner to provide the initial $8,000,000 in reclamation costs. These funds are to be recovered from an override on future production through the Sweetwater Mill until such time as they are repaid. The reclamation costs associated with the GMMV are carried on GMMV books. The GMMV is accounted for by using the equity method.

     The reclamation liability on the Plateau uranium properties is $7,382,100 which is reflected on the Balance Sheet as a reclamation liability. This liability is fully covered by cash investments which are recorded as long term restricted assets.

         The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company's real estate assets. The reclamation bond amount is reviewed annually by the state regulatory agencies. The Company's reclamation liability on the Sheep Mountain properties is $1,451,800.

Results of Operations

Three and Nine months ended February 29, 2000 Compared to Three and Nine months ended February 28, 1999

     During the three and nine months ended February 29, 2000, revenues decreased from those revenues reported during the same periods of the previous year by $4,896,100 and $4,674,000, respectively. During the three and nine months ended February 28, 1999 the Company received $6,077,200 as a settlement of the monetary damages in the SMP arbitration/litigation. There were no similar revenues received in the three and nine months ended February 29, 2000. In addition to the reduction in SMP settlement revenues, Mineral revenues, Management Fees and Interest revenues decreased during the three and nine months ended February 29, 2000. These reductions were caused by reduced mineral prices paid on royalties, no uranium deliveries during the current year and reduced activity at the GMMV and SMP properties on which management fees were charged.

     These reductions in revenues were partially offset by increased revenues in coalbed methane gas operations and oil sales. As noted above, the Company has entered into the coalbed methane business and has contracted with third parties to perform drilling and construction work. Oil sales increased due to increased market prices for oil which allowed the Company to begin pumping its wells again in the Lustre Field during the nine months ended February 29, 2000.

     Costs and Expenses increased by $1,090,500 and $337,300 for the three and nine months ended February 29, 2000. Increased costs and expenses came primarily as a result of increased drilling activity in the coalbed methane gas business which required a certain amount of start-up cost. Additionally, construction costs and expenses increased as a result of the contract construction work being performed for third party companies in the coalbed methane business. Offsetting these increases for the nine months ended February 29, 2000 was a reduction in General and Administrative expenses. This reduction came as a result of decreased costs and expenses, including bonus payments, relating to the SMP arbitration/litigation.

     These reductions in revenues and increased costs and expenses resulted in losses of $2,610,400 and $5,039,600 for the three and nine months ended February 29, 2000, respectively as compared to earnings during the comparative periods of the previous year of $3,289,400 and $44,700.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested (USECC), and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated against USECC by CRIC in June 1991 before the American Arbitration Association ("AAA"). A three member panel of the AAA held hearings on the SMP issues and entered an Order and Award in April 1996 and clarifying it in July 1996. The Order and Award were confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment") in June 1997. The Judgment ordered Nukem/CRIC to pay USECC a monetary award and ordered the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom, be impressed with a constructive trust in favor of SMP of which USECC owned one half. Nukem appealed the Judgment to the 10th Circuit Court of Appeals (10th CCA). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification).

     On November 13, 1998, Nukem/CRIC filed a motion for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded opposing the motion and requesting payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700. Nukem/CRIC made that payment to USECC on February 9, 1999.

     On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of Judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th CCA of the District Court's July 16, 1999 Order. Thereafter, USECC filed a request with the District Court for post judgment assistance to compel Nukem to account for its profits on the CIS contracts. This request was denied. USECC also filed a motion to dismiss the appeal of Nukem/CRIC to the 10th CCA, which is pending. On or about March 7, 2000, Nukem and CRIC filed their opening brief with the 10th CCA. U.S. Energy and Crested Corp. filed their answer brief on April 10, 2000 and Nukem and CRIC may file a reply brief within 20 days thereafter. Please see Item 3 of the Company's 1999 Form 10-K and Item 1 of PART II of the November 30, 1999 Form 10-Q for more details of this arbitration/litigation.

     Ticaboo Townsite Litigation

     In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in the Utah 3rd Judicial District

     State Court. See Item 3 of the Company's 1999 Form 10K and Item 1. of PART II of the November 30, 1999 Form 10-Q for more details. USE petitioned the Supreme Court of Utah for a writ of certiorari to allow the approval of the decision of the Court of Appeals. The petition is pending.

     Kennecott Uranium Litigation

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District Court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont County, WY in Civil Action No. 31322. The parties have initiated discovery proceedings each seeking production of documents from the other and certain documents of the parties have been reviewed.

     On March 13, 2000, Defendants U.S. Energy, Crested Corp. and USECC filed an answer denying the various allegations of Kennecott and counterclaims against Plaintiff Kennecott and its parent Rio Tinto plc. Defendants also filed a separate third party complaint against Rio Tinto plc.

     In their counterclaims and cross complaint U.S. Energy and Crested Corp. allege various claims of breach of contract and fiduciary duties including violation of laws against entry into agreements to prevent competition and influence the production and market of uranium concentrate. U.S. Energy and Crested Corp. are seeking $1,250,000,000 in compensatory damages and $2,000,000,000 in punitive damages. Kennecott has filed a motion to dismiss the complaint and Rio Tinto has filed a motion for judgment on the pleadings. Briefings supporting the motions are underway. A hearing date on the respective motions is currently set for May 30, 2000.

ITEM 4.  Submission of Matters to Shareholders Holders for Vote.

         On December 4, 1999, an annual meeting of shareholders was held and two proposals were presented to shareholders for a vote. The results of the meeting were reported in the Company's Form 10Q for the fiscal quarter ended November 30, 1999.

ITEM 5.  Other Information.

         On December 28, 1999, the Utah Department of Water Quality began public advertisement of a notice for a public hearing on the water discharge permit for the Shootaring Canyon uranium mill. The State issued the permit on March 17, 2000 and it will be reviewed by the Nuclear Regulatory Commission (NRC) to determine if the permit is in compliance.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits.  None.

        (b) Reports on Form 8-K. No reports were filed on Form 8K during the quarter ended February 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    U.S. ENERGY CORP.
                                                    (Company)



Date:  April 14, 2000                           By: /s/ Keith G. Larsen
                                                    ----------------------------
                                                    KEITH G. LARSEN
                                                    President



Date:  April 14, 2000                           By: /s/ Robert Scott Lorimer
                                                    ----------------------------
                                                    ROBERT SCOTT LORIMER,
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer