Form 10-K
period 2000-05-31
US ENERGY CORP
filed 2000-09-13
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

Commission file number 0-6814
                       ------

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Wyoming                                              83-0205516
---------------------------------------------        ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         877 North 8th West

         Riverton, WY                                         82501
---------------------------------------------        ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's Telephone Number, including area code:           (307) 856-9271
                                                     ---------------------------

             Securities registered pursuant to Section 12(b) of Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of August 26, 2000, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $14,551,464.

                 Class                          Outstanding at August 26, 2000
----------------------------------------     -----------------------------------
     Common Stock, $0.01 par value                     9,041,261 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

         Annual Meeting Proxy Statement for the fiscal year ended May 31, 2000 into Part III of the filing.

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

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, the disclosures about the Green Mountain Mining Venture development schedule for the Wyoming properties, the projected operating status of Plateau Resources Limited's Shootaring Canyon uranium mill in Utah, future market prices for uranium oxide, possible utility contracts for uranium oxide, and the plan of operations for Yellow Stone Fuels Corp., Rocky Mountain Gas, Inc. and Sutter Gold Mining Company (subsidiaries of U.S. Energy Corp.), are forward-looking statements. In addition, when words like "expect," "anticipate" or "believe" are used, U.S. Energy Corp. is making forward-looking statements.

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

                                     PART I

ITEM 1 AND ITEM 2. BUSINESS AND PROPERTIES

(A)      GENERAL.

         U.S. Energy Corp. ("USE" or the "Company") is in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. USE is now engaged in three principal mineral sectors, uranium and gold, both of which are currently in the care and maintenance mode, and coalbed methane gas. The most significant uranium properties are located on Green Mountain and Sheep Mountain in Wyoming, and in southeast Utah. The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. The coalbed methane gas property development and contract drilling and construction sector is conducted through Rocky Mountain Gas, Inc. in southeastern Montana and northeastern and southwestern Wyoming. USE also carries on small oil and gas operations in Montana and Wyoming. Other USE business segments are commercial operations (real estate and general aviation) and construction operations. USE has a May 31 fiscal year.

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

         Most of USE operations are conducted through subsidiaries, a joint venture with Crested and various jointly-owned subsidiaries of USE and Crested. The joint venture with Crested is referred to as "USECC". Construction operations are carried on primarily through USE's subsidiary Four Nines Gold, Inc. ("FNG").

         Until September 11, 2000, USE and Kennecott Uranium Company ("Kennecott"), owned the Green Mountain Mining Venture ("GMMV"), which holds a large uranium deposit and uranium mill in Wyoming. The GMMV ceased mine development operations in fiscal 1999 and its properties are in a care and maintenance status due to the depressed market for uranium oxide. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling all their interest in the GMMV and its properties back to Kennecott for $3.25 million. Please see "Minerals-Uranium-The Green Mountain Mining Project" below. Other principal uranium properties and an uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are also in a care and maintenance status. At some future date, if the uranium oxide market improves, USE and Crested may consolidate their remaining uranium assets into a single subsidiary and finance the startup of its mines and mill operations, subject to obtaining the necessary debt or equity funding. There are no current plans to implement this strategy at the present time.

         The gold assets held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE, are also in a care and maintenance status, with a minor amount of improvements being made to the surface infrastructure in fiscal 2000, because the current price of gold (less than $280/oz. in early August 2000) prevents raising the capital necessary to put the properties into production. See "Gold" below.

         In fiscal 2000, USE provided contract drilling and related services to companies that own and are developing coalbed methane ("CBM") wells in the Powder River Basin of Wyoming and Montana and other basins in Wyoming. USE bought more drilling equipment for this purpose to meet the expanding market for contract services. Numerous major oil and gas companies, utilities and gas transmission companies have, drilled and are producing a significant number of CBM wells in Wyoming.

         In addition, in fiscal 2000, USE and Crested formed Rocky Mountain Gas, Inc. ("RMG"), a Wyoming corporation, to acquire properties with potential for coalbed methane in the Powder River Basin of Wyoming and Montana, and other basins in Wyoming, for development of coalbed methane gas wells for RMG's own account.

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

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         USE operates in three business segments: (i) minerals, (ii) commercial operations, and (iii) contract drilling/construction. The Company engages in other miscellaneous activities such as oil and gas exploration, development and production. The principal products of the operating units within each of the reportable industry segments are:

         INDUSTRY SEGMENTS                            PRINCIPAL PRODUCTS
         -----------------                            ------------------

         Minerals Sales and leases of mineral-bearing properties and, from time to time, the production and/or marketing of uranium, gold and molybdenum. Advance royalties on molybdenum property.

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

         Contract drilling/Construction      Contract    drilling   of   coalbed
                                             methane gas wells,  construction of
                                             drill   sites,   gas  pipe   lines,
                                             reservoirs   and   reclamation   of
                                             locations.

Percentage of Net Revenue contributions by the three segments in the last three fiscal years were:

                              Percentage of Net Revenues During the Year Ended
                             -------------------------------------------------
                                May 31,          May 31,           May 31,
                                 2000             1999              1998
                               --------         --------          ------

Minerals                          2%                 2%                9%
Commercial Operations            36%                27%               23%
Construction Operations          46%                 0%                0%
Interest and Other               16%                71%               68%

         In fiscal 2000, USE received $132,600 in revenues from the minerals segment as compared to $150,600 in fiscal 1999. USE had no sales of uranium during fiscal 2000 as compared to $87,600 for uranium sales in fiscal 1999, when mineral revenues were generated from sales of uranium under certain of the utility supply contracts held by Sheep Mountain Partners ("SMP"), a Colorado general partnership and the molybdenum royalty. During fiscal 1998, there were revenues from mineral sales of $211,000 from molybdenum advance royalties and $858,700 for uranium contract deliveries.

         Commercial operations during fiscal 2000 resulted in revenues of $2,786,800 as compared to revenues of $2,977,800 during fiscal 1999. The decrease in fiscal 2000 was as a result of no equipment being rented to the GMMV during fiscal 2000. Contract drilling and construction operations in the coalbed methane business resulted in revenues of $3,504,900 during fiscal 2000. No revenues were recognized in this segment prior to fiscal 2000.

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES DISCLOSURE).

MINERALS

COALBED METHANE

         GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 as a subsidiary of USE (owning 92%). Separately, through USECC, in fiscal year 2000, USE offered independent drilling and completion services to owners of CBM properties in the Rocky Mountain area (principally Wyoming and Montana).

         Methane is the primary commercial component of natural gas produced from conventional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional wells also contains, in varying amounts, other hydrocarbons, which generally require the natural gas to be processed. However, the methane gas produced from coalbeds generally contains only methane and is pipeline-quality gas after simple water dehydration.

         CBM production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow the gas to move to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane gas is trapped (adsorbed) in the coal itself and in the water contained in the pore space, until released by pressure changes when the water contained in the coalbed is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months; then, as the water production decreases, the containing water pressure on the gas in the coal drops, and methane gas production increases.

         Methane is a common component of coal since methane is created as part of the coalification process. Coals vary in their methane content as measured by standard cubic feet per ton. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coalbeds, the reservoir pressure, the existence of natural fractures and the permeability of the coal.

         Due to the shallow coal seams in the Powder River Basin, the drilling, discovery, development and production of CBM has significant economic advantages compared with conventional gas targets. Over the past several years, CBM has become an important source of pipeline quality gas in the United States. Methane gas production from coalbed reservoirs has grown from virtually nothing a decade ago to more than five percent of the total United States gas production today. Development of coalbed methane in the Powder River Basin of northeastern Wyoming and southeastern Montana is the fastest growing CBM play in the United States.

         The principal coals in the Powder River Basin include the thick coal seams of the Tongue River member of the Paleocene Fort Union Formation, which are among the thickest in the world. Individual coalbeds range in thickness from a few feet up to 250 feet. A typical well might penetrate multiple coal zones over a 200 to 1,200 foot range. Based on reports filed by other companies with the State of Wyoming, reserves per CBM well can vary considerably but a typical estimate can exceed 300 million cubic feet (MMcf) of gas per well. Given the expected low drilling and completion costs, these levels of reserves have made CBM wells attractive to gas companies and resulted in a significant amount of exploration and production activity in the Powder River Basin.

         To date, RMG has drilled, deepened and/or tested 3 wells on the Quantum property to depths of 1,044 ft., 1,103 ft. and 1,503 ft. In two of the wells, testing of four zones indicated potential for gas. Further drilling has been curtailed by the temporary moratorium imposed by the Montana Oil and Gas Commission.

         CBM CONTRACT SERVICES. USE owns 10 truck mounted drilling rigs (drilling capacity generally down to 1,500 feet, with one rig to 5,000 feet) and related equipment with which it provides services to third parties who own and develop CBM properties in the Powder River Basin in Wyoming and Montana. These services include site preparation, drilling, casing, completion, dam construction, compressor and gathering pipeline construction and site reclamation.

         For fiscal 2000, USE had completed or was performing at May 31, 2000, contract services for approximately 12 companies active in the CBM sector. During this period, USE worked on over 300 CBM wells (including infrastructure projects involving CBM wells). USE spent approximately $1,557,800 to buy additional equipment and materials for the contract services business in fiscal 2000. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The contracts are negotiated on a turnkey or time and materials basis, depending on the project and the customer's needs. USECC contracts with the operator of the wells; USECC does not act as the operator on any of the services wells or projects. The largest customer in fiscal 2000 was J.M. Huber, Inc., representing $2,603,100, 33% of USE's gross revenues and 73% of its net revenues from all contract drilling and construction operations.

         Due to the expected continued growth in the CBM play in Wyoming and Montana, the amount of business done by USE's contract services business in fiscal 2000 could continue at the same or improved levels in fiscal 2001, if RMG and Quantum start developing substantial numbers of CBM wells on their acreage position. See below.

         ROCKY MOUNTAIN GAS, INC. RMG was formed by USE and Crested as an independent energy company to engage in the acquisition, exploration, development, production and exploitation of CBM, for its own account. It is expected that USECC will provide support services in CBM property development by RMG for RMG's own account, and may also provide competitive services to develop wells on acreage held by RMG and Quantum (see below). Compression of the coalbed methane gas in order for it to be fed into a pipeline and pipeline construction, is presently planned to be contracted out to others seeking to buy gas production.

         CBM wells in the Powder River Basin are generally 300 to 1200 feet deep, typically take three to ten days to drill and complete and cost between $30,000 - $120,000 per well. In comparison to conventional oil and gas wells, Powder River Basin coalbed methane wells can generally be characterized by their low cost and short drilling time frame. RMG intends to continue acquiring CBM acreage. While the costs to acquire leasehold interests in the Powder River Basin have increased, RMG believes that attractive lease acquisition opportunities are still available.

         In fiscal 2000, RMG acquired from Quantum Energy LLC an undivided 50% working interest (WI) and 40% net revenue interest (NRI) in approximately 185,000 net mineral acres of coalbed methane leases located in the Powder River Basin of southeastern Montana. See "The Quantum Agreement" below. With this acquisition, RMG became one of the larger holders of gas leases in this area. The gas collection systems and related equipment associated with these wells may be furnished by RMG or provided by a third party (transmission company) at a negotiated price per thousand cubic feet (Mcf) of gas transported in the pipeline. The produced and gathered gas would then be sold into a transmission company's pipeline.

         In addition to the acreage held with Quantum, RMG has acquired approximately 64,000 net acres of other coalbed methane prospects in Wyoming. See below.

         RMG presently does not have any proved developed or undeveloped gas reserves. RMG plans to drill a total of 125 coalbed methane wells in fiscal 2001 and 2002. Quantum also plans to drill an additional 100 wells in which RMG will have a 50% working interest. Attaining these objectives will depend on when and where on RMG's acreage in Wyoming and Montana the necessary drilling permits can be obtained, see "CBM Permits" below. RMG and Quantum have identified over 200 drilling locations on state and fee portions of the acreage. The actual number of wells to be drilled in fiscal 2001 and 2002 will depend on future operating results, availability of capital, the prevailing price of methane gas, and issuance of permits.

         To fund startup operations and acquire acreage interests from Quantum Energy LLC, RMG sold 1,203,333 shares of restricted common stock at $3.00 per share to accredited investors (including USE and Yellow Stone Fuels Corp.) for net proceeds of $3,509,000 ($100,000 was paid in offering expenses and commissions to a registered broker-dealer for placement services on sales to investors other than USE and Yellow Stone Fuels Corp.). These shares are in addition to the initial shares acquired by USE and employees of the companies on the formation of RMG. Additional capital from institutions and/or joint ventures with industry partners is needed in fiscal 2001 and 2002 to begin fully exploiting the CBM acreage. See Item 7.

         THE QUANTUM AGREEMENT. RMG's largest prospects are the Castle Rock/Kirby prospects in southeast Montana consisting of approximately 185,000 net mineral acres jointly owned with Quantum. RMG acquired a 50% working interest (WI) and 40% net revenue interest (NRI), on these properties under an Agreement with Quantum, which closed on January 3, 2000. RMG and Quantum are also currently negotiating to acquire additional acres in their area of mutual interest ("AMI") of the Powder River Basin in Montana. Under the Quantum Agreement, the ultimate purchase price is $5,500,000, of which $3,200,000 was paid on January 3, 2000 and $1,000,000 was paid on May 1, 2000. A payment of $1,300,000 is due on or before December 31, 2000. If RMG fails to pay the last purchase installment of $1,300,000 on or before December 31, 2000, RMG must assign 12% of its undivided 50% WI in the properties back to Quantum. At Quantum's sole option, it may elect to have RMG drill and complete additional wells for the equivalent cost of $1,300,000. If Quantum exercises this option, RMG would own a 50% WI (40% NRI) in the wells drilled with those funds, but only after Quantum has received $1,300,000 in net revenues (payback) from those wells.

         The acreage held with Quantum is all in Montana, and includes 82,807 net acres of BLM land, 14,910 net acres of state land (Montana), and 90,430 net acres of fee land.

         A separate provision in the Quantum Agreement requires RMG to spend $2,500,000 to drill and complete 25 CBM wells, as identified and agreed to by the operating company Powder River Gas, LLC (see below).

         Quantum will have a carried working interest in these wells, which means that RMG must pay all of the drilling and completion costs for these wells; after production begins, the 80% net revenue interest will be split 40% to RMG and 40% to Quantum, and operating costs will be split 50% to RMG and 50% to Quantum. RMG will not be entitled to recover any of the drilling and completion costs for these wells.

         If RMG does not spend $2,500,000 to drill and complete the 25 wells by November 30, 2000, and Quantum spends part or all of that amount of funds to drill and complete wells on the acreage, then RMG will have the right (until November 30, 2001) in effect to buy back its 50% WI for an amount equal to Quantum's expenditures, plus Quantum's cost of funds (if borrowed). Quantum will hold 100% of the WI and the full 80% NRI until such time as RMG buys back its 50% WI in the subject wells. If RMG buys back its 50% WI, Quantum would hold a 48% NRI, and a 50% working interest in the subject wells until two years after RMG buys back its 50% working interest. In this period of time, RMG would hold a 50% WI but only a 32% NRI from the subject wells. After two years from the buy back date, RMG would hold a 40% net revenue interest in production from the subject wells; RMG would maintain its 50% WI starting with its buy back date.

         In addition, the Quantum Agreement calls for RMG and Quantum to drill and complete a total of an additional 100 wells between January 1, 2000 and December 31, 2000, subject to force majeure. Each party shall pay 50% of the wells' drilling and completion costs during the year 2000, for a 40% net revenue interest to each party. Neither RMG nor Quantum will have a carried interest in any of these wells. Instead, in the event that either Quantum or RMG elects not to drill the wells during the year 2000, then the party who elects to drill the wells shall recover the funds advanced by it to pay for the other party's share of costs to drill and complete the wells, plus a 300% penalty. Until the paying party recovers its costs plus the penalty, the paying party will hold 100% of the working interest and the full (i.e., 80%) net revenue interest. After such recovery of advances and penalty, the non-consenting party will own its 50% working interest and 40% net revenue interest. This penalty provision shall also apply to all future years between the parties as to wells not equally participated in on the Quantum acreage.

         The RMG-Quantum properties will be operated through Powder River Gas, LLC, a Wyoming limited liability company owned 50% by RMG and 50% by Quantum. CBM well sites will be selected from the acreage as approved by a management committee in which Quantum and RMG have equal representation; drilling, completion and gathering system costs will be authorized by the committee and funded by RMG and Quantum according to their interests in the acreage as determined by the Agreement with Quantum. USECC has the right to provide drilling services on the first 25 wells drilled by Powder River Gas, LLC based on competitive drilling rates in the areas surrounding the wells to be drilled. Thereafter, USECC will have the right to submit bids on a competitive basis to Powder River Gas LLC for drilling contracts on additional acreage.

         RMG plans to operate a majority, if not all of the Powder River Basin properties it owns outside the Quantum acreage.

PERMITTING

         Drilling CBM wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. For example, there is currently a temporary moratorium for drilling CBM wells on fee and state lands in Montana. RMG may shift its strategy as needed to drill in different parts of the CBM play or drill conventional shallow natural gas wells in order to evaluate all formations, including coal, for gas potential and expedite production capabilities. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with RMG's anticipated operations.

         On March 16, 2000, the Northern Plains Resource Council, Inc. (NPRC) filed suit against the Montana Board of Oil and Gas Conservation requesting an order of the court compelling the defendant to prepare a Supplemental Environmental Impact Statement (EIS) for coalbed methane development, which could further delay development. RMG and others have filed a motion to intervene to participate in this litigation and to ensure that drilling can be performed during any environmental analysis. The case is pending.

         The Wyodak Environmental Impact Statement (EIS) for the Powder River Basin in Wyoming was issued in the fall of 1999, which allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming that will include CBM and conventional oil and gas wells. This new EIS is scheduled to commence in early summer 2000 and continue for 20 to 24 months. Development on Federal lands in Wyoming has been stopped with the balance of the Wyodak EIS permitted wells (4,000) occurring on fee and state lands. BLM has started an EA reviewing drainage issues which could allow an additional 1,500 new CBM well permits in the same region. This was scheduled for scoping in early April

2000 with completion expected the following October. Again, there is no assurance that the EA and EIS will not negatively impact RMG's business or operations.

         In addition, the Wyoming and Montana Departments of Environmental Quality have regulations applying to the surface disposal of water produced from CBM drilling operations. CBM operators are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water on the surface. If these changes are not made, it may be necessary to install and operate treatment facilities or drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or lower sandstone horizons. If RMG is unable to obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will likely increase. These costs could have a material effect on operations in this area, including potentially rendering future production and development in the affected areas uneconomic.

         In Montana, RMG has pending applications to the BLM for approximately 60 permits to drill into shallow gas sand formations on Federal land held with Quantum; these permits are expected to be issued in September 2000, and may be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other land held with Quantum in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in October 2000 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). RMG has not determined to what extent it will participate in this procedure, and is evaluating how best to protect its position to have reasonable exploration for CBM wells proceed on state and fee ground.

         As approximately 40% of RMG's acreage in the Castle Rock prospect in Montana (held with Quantum) is on Federal land, RMG expects to have ample acreage permitted by the BLM by late calendar 2000 to begin drilling and evaluating gas potential in both shallow sands and coal formations. These favorable outcomes are predicted but not assured.

GATHERING AND TRANSMISSION OF CBM GAS

         Companies involved in CBM production generally outsource their gas gathering, compression and transmission. RMG intends to outsource its compression and gathering needs as well, possibly on a competitive basis with transmission companies in the immediate area. Negotiations with various transmission companies have been initiated by RMG in order to better manage future capital investment, but no contracts have been signed to date.

         Coalbed methane production growth in the Powder River Basin has historically been impeded by a shortage of gathering system capacity and transport capacity out of the Basin. However, two large diameter gathering pipelines were completed in September 1999 and a third was ready for service in early 2000. The two completed pipelines will provide an additional 900 million cubic feet, or MMcf, of daily gas capacity as set forth below:

         Fort Union Gas Gathering, LLC's 106-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day;

         Thunder Creek Gas Services, LLC's 126-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day; and

         Additionally, CMS Energy's 110-mile, Big Horn Gas Gathering pipeline, that connects to the northern terminus of the Fort Union pipeline, is continuing to be expanded in length and has an initial capacity of 256

MMcf per day which can readily be upgraded to 500 MMcf per day with the addition of booster compression. Further, on June 19, 2000, Big Horn Gas Gathering announced the extension of its pipeline to serve producers in the Sheridan area. This 50+ mile extension will place a 20" high pressure pipeline within 5 miles of the Montana border and within close proximity to the development planned by RMG and Quantum in their Kirby Prospect area.

         Wyoming Interstate Gas Company's 143-mile, 24" Medicine Bow Lateral pipeline commenced operations in November 1999 with an initial capacity of 260 MMcf per day. This pipeline will transport natural gas from the Thunder Creek and Fort Union pipelines at the south end of the Powder River Basin to interconnect with multiple interstate pipelines accessing markets to the east and along the front range of Colorado. This system is already being expanded as demand for transportation space grows. Further transmission lines are being planned by other companies in the area.

         POWDER RIVER BASIN PROPERTIES. As of June 1, 2000, RMG owned a 50% working interest in oil and gas leases covering approximately 185,000 net acres in the Powder River Basin in Montana. These leases generally have two to ten year primary terms. The federal leases are generally ten year term leases and newly acquired fee and state leases are generally two to five year term leases. There are five separate project areas as follows:

         1. CASTLE ROCK. This property consists of approximately 125,000 net acres of leases held jointly with Quantum located in Powder River County, west of Broadus, Montana. Additional properties in this area are under negotiation. The Castle Rock prospect covers a large area and there are four separate prospective areas: Otter Creek, Kirby, Bartholemew and Castle Rock areas.

         Coals present in the Castle Rock prospect are in the Tongue River Member of the Fort Union Formation. Coalbed methane production in the Wyoming portion of the Powder River Basin is also from the Tongue River Member coals. Coals of primary interest are the Sawyer, Knobloch and Flowers-Goodale coals. Other coals present in the prospect area include the Pawnee, Brewster Arnold, Terret and Stag coals. Gas shows from the Sawyer, Knobloch, and Flowers-Goodale coals have been noted in several shallow water wells drilled in the area. The apparent character, quality and gassiness of RMG project coals in the Castle Rock project appear comparable to the coals in CBM projects by other operators located near the Montana/Wyoming border area in Johnson and Campbell Counties, Wyoming.

         An initial permitting and drilling program in this area began in late 1999 and, to date, three holes have been completed. Coals encountered in the first drill test are outlined in the following table:

         COAL                        DEPTH            THICKNESS
         ----                        -----            ---------
         Pawnee                    245 feet            26 feet
         Brewster                  348 feet            20 feet
         Sawyer                    565 feet            22 feet
         Knobloch                  640 feet            20 feet
         Flowers-Goodale           850 feet            26 feet
         Misc other coals           various            16 feet
                                                       -------
         TOTAL COAL                                   130 feet

         2. KIRBY: This lease block contains approximately 60,000 net acres held jointly with Quantum located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Additional property in the area is being considered for acquisition.

         The prospect is located in the northwestern portion of the Powder River Basin. Coalbed methane production has been established south of the prospect at another field which is currently being developed by

Redstone Gas Partners. Redstone recently received Discharge Permits from the Montana DEQ to discharge up to 1,650 gallons per minute into the Tongue River. Redstone has production with 150 active locations in the field at this time. Pennaco Energy is planning to drill several wells on a prospect east of the field. PETCO is reportedly planning a 20 well test project offsetting project acreage.

         Several coal seams are present in the prospect area with total coal thickness of approximately 100 feet. The thickest coal is the Wall coal which is 50-85 feet thick. Drilling depth to the Wall coal is about 500 feet and drilling to 1000-1400 feet will test all coal sections.

         Coals present at Kirby prospect are in the Tongue River member of the Tertiary Fort Union Formation. Productive coals in the Wyoming portion of the Powder River Basin in the CX field are also Fort Union Formation coals. Potentially productive coals at Kirby prospect include the Canyon, Wall, Carlson, Poker Jim-Pawnee, Brewster-Arnold, King-Sawyer, and Flowers-Goodale coals. The Wall coal is the thickest coal in the prospect area with 50-60 feet of development throughout the area. The Wall coal splits and thins south and east of the prospect area. Drilling depth to the Wall coal is about 500 feet over most of the prospect. The Wall coal outcrops along the Kirby on the east margin of the prospect and along Rosebud Creek on the northwest portion of the prospect.

         At present there has been no gas content analysis of the Wall coal in the immediate vicinity. However, at a recent spacing hearing before the Montana Oil and Gas Commission for wells located in T9S R42E, Pennaco Energy presented an exhibit with estimated gas content for various coals. Pennaco's estimate for the Wall coal is 118 ft3/ton.

         The coal intervals below the Wall coal range in thickness from 5 feet or less to around 20 feet. The King-Sawyer coal and Flowers-Goodale are each 10-15 feet thick throughout the prospect area. Both of these coal zones have produced some gas from shallow water wells located east of the prospect area. Total combined coal thickness over the area is around 100 feet.

         The Kirby prospect is located in a developing portion of the Powder River Basin. Production and sales of coalbed methane have been established south of the prospect. Gas market and pipeline access are closely established in the area. Thick and multiple coals are present in the prospect area. Production from the area may be enhanced by the structural features present over the prospect. Successful completion of multiple coal zones in wells will greatly add to the potential reserves of the area. CMS's Big Horn Gas Gathering is extending a new 20" gathering system to the Montana border near Decker, Montana.

         3. GILLETTE NORTH. RMG holds a 100% working interest in 80 acres of leases in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Potential exists for one billion cubic feet of gas on this 80 acres alone. Existing coalbed methane wells lay in the section immediately north. Permitting of 2 wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area that lies in the heart of the current coalbed methane play in the Gillette area.

         4. FINLEY. RMG holds 160 acres of leases in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway.

         5. SUSSEX. RMG holds 640 acres of leases in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest.

         OTHER PROPERTIES

         RMG has also acquired two properties in Wyoming.

         6. BAGGS NORTH. This prospect contains 120 acres of leases located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG has a 100% working interest in this prospect.

         7. OYSTER RIDGE. Oyster Ridge is located in southwestern Wyoming in the Ham's Fork Coal Field. It is midway between Evanston and Kemmerer, Wyoming and lies in the counties of Uinta and Lincoln. Wyoming Highway 189 provides excellent access into the area. Total property held by RMG at Oyster Ridge is approximately 63,000 net mineral acres. RMG holds a 100% working interest and a net revenue interest of 81.5% to 83.5%. Surface and mineral ownership is approximately 60% Union Pacific Resources (UPR), 35% BLM, 5% state of Wyoming. Union Pacific Resources retains the right to back into each years exploration program for a 25% working interest. The coal formations of interest on this project are the Cretaceous Frontier and Adaville. Both formations trend roughly north-south through the project area. The Frontier Formation (early Late
Cretaceous) outcrops on the east side and dips westerly at 15(degree) to 30(degree). The Frontier coals are higher rank but much thinner than the Adaville. The Adaville Formation (Late Cretaceous) outcrops on portions of the west side of the property. Dips here are also 15(degree) to 30(degree). Cumulative coal thickness in the Adaville is up to 100 feet. Frontier cumulative coal thickness varies from 10 to 20 feet.

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

         However, until uranium oxide prices improve significantly, all of the uranium properties are in care and maintenance mode, meaning that work is performed to keep the assets in stand-by mode and ready for later activity and permitting work is done as needed (mostly monitoring and reporting) to keep existing permits in effect.

GREEN MOUNTAIN

         521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine), are held by the Green Mountain Mining Venture ("GMMV"), owned by Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London. Until September 11, 2000, USE (and Crested and USECC) owned a 50% interest in the GMMV, but sold its interest to Kennecott in a settlement of litigation. See below.

SHEEP MOUNTAIN

         Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, USE received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem/CRIC and the CIS uranium supply contracts in constructive trust remained in dispute. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

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

         In order to concentrate the efforts of USE on conventional uranium mining using the Shootaring Canyon and Sweetwater Mills, USE decided to take a minority position in YSFC and not be directly involved in properties believed suitable for the production of uranium through the in-situ leach ("ISL") mining process. USE will have the right of first refusal with respect to any uranium ore bodies YSFC discovers which are amenable to conventional mining and milling and YSFC will have the right of first refusal with respect to ore bodies discovered by USE amenable to the ISL process. In the ISL process, groundwater fortified with oxidizing agents is pumped to the ore body, causing the uranium contained in the ore to dissolve. The resulting solution is pumped to the surface where it is further processed to uranium oxide which is shipped to conversion facilities for eventual sale. Generally, the ISL process is more cost effective and environmentally benign compared to conventional mining techniques. In addition, less time may be required to bring an ISL mine into operation than to permit and build a conventional mine and mill.

         YSFC has ceased operations and abandoned all of its claims, due to the depressed market for uranium oxide. YSFC's equipment which had been stored at the GMMV's Sweetwater Uranium Mill, has been conveyed to Kennecott as part of the settlement agreement with Kennecott.

         REGISTERED EXCHANGE OFFER. In fiscal 1998, YSFC sold 1,219,000 shares of Common Stock to 94 investors in a private placement, at $2.00 per share; net proceeds to YSFC were $2,041,060 after payment of $316,940 in commissions to the placement agent (AFFC, Denver, Colorado) and $80,000 in legal and accounting expenses. Most of these investors were "accredited" investors. The securities were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933, and are restricted from resale under Rule 144. In connection with the private placement, in September 1997, USE entered into an Exchange Rights Agreement with YSFC and AFFC.

         Pursuant to the Exchange Rights Agreement between USE, YSFC and AFFC, USE made a registered Exchange Offer to each of the YSFC shareholders who invested in YSFC through AFFC in late 1997 and early 1998. The Exchange Offer also was made by USE to each holder of the YSFC Warrants, who exchanged some or all of the YSFC Warrants for USE Warrants (see below). Shareholders of YSFC who did not invest in YSFC through AFFC were not eligible to participate in the Exchange Offer.

         The Exchange Rights Agreement was intended to provide liquidity to the YSFC shareholders (and the holders of the YSFC Warrants), by allowing them the opportunity to exchange their securities in a private company (YSFC) for securities in a NASDAQ NMS public company (USE). The Exchange Rights Agreement was negotiated at arms' length between YSFC, USE (which had founded and organized YSFC), and AFFC (as YSFC's placement agent in the private offering of YSFC restricted shares). Under the Exchange Rights Agreement, if YSFC were not listed on NASDAQ NMS by the eighteenth month anniversary of the Exchange Rights Agreement, USE would be required at that time to make an offer to the YSFC shareholders to exchange free trading shares of USE Common Stock for their restricted shares of YSFC. An initial listing on NASDAQ NMS would require YSFC to meet several conditions, including having minimum net tangible assets of $6,000,000 and at least 400 shareholders. YSFC did not meet these conditions to listing. Therefore, USE filed a registration statement on Form S-4 (declared effective in March 1999).

         The Exchange Ratio for shares was based upon (x) the original investment amount paid by the YSFC shareholder plus 10 percent simple annual interest, divided by (y) the average of the closing NASDAQ NMS bid prices for a share of USE Common Stock for the five trading days before USE receives the Notice of Election to Exchange from each YSFC shareholder. The average price for USE Common Stock is referred to as the "USE share value." No fractional USE shares will be issued; any fractional shares will be rounded up to the next full USE share.

         As of May 31, 2000, the Exchange Offer had been completed. USE issued 734,919 shares in exchange for 1,219,000 YSFC shares, and USE Warrants to purchase 67,025 USE shares (at $3.64 per share) in exchange for all the YSFC Warrants. YSFC has 11,851,500 shares of Common Stock issued and outstanding as of August 26, 2000, including 4,359,000 shares (36.8%) issued to USE and Crested.

THE PROPERTY INTERESTS OF USE IN UTAH THROUGH PLATEAU RESOURCES LIMITED ("PLATEAU") ARE:

         Plateau Resources Limited is a wholly-owned subsidiary of USE. See "Plateau Shootaring Canyon Mill" below.

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

THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

         GMMV. In fiscal 1991, USE entered into an agreement to sell 50 percent of its interests in the Green Mountain uranium claims, and certain other rights, to Kennecott for $15,000,000 and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time USE and Kennecott formed the GMMV and entered into a joint venture agreement (the "GMMV Agreement") with USE to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide. For detailed explanation of the GMMV agreement, please see U.S. Energy Corp's. 1999 Form 10-K at pages 8-11, and footnote F to the financial statements.

         In fiscal 2000, Kennecott filed a lawsuit to dissolve the GMMV. USE counterclaimed for damages. This lawsuit was settled on September 11, 2000. Kennecott and USE have agreed to ask the Court to dismiss all parties' claims in the lawsuit. Under the settlement agreement, Kennecott has paid the Company $0.25 million and will pay $1,375,000 five days after court approval is received and another $1,625,000 in January 2001, to acquire all of USE's (and Crested and USECC's) interest in the GMMV, its properties and the Sweetwater Uranium Mill (with certain exemptions). Kennecott also has assumed all reclamation and other liabilities associated with the GMMV, its properties, the Sweetwater Mill and all liabilities associated with the GMMV since its inception, including the historical liabilities associated with the Sweetwater Mill prior to its acquisition by the GMMV. USE (and Crested and USECC) together have retained a 4% net profits royalty in any future uranium oxide produced from the GMMV mining claims through the Sweetwater Mill (currently in a standby mode and not operational).

         The ion exchange facility on the Sheep Mountain properties will not be transferred to Kennecott, nor will the cleanup liabilities associated therewith be assumed by Kennecott. However, USE and Kennecott have agreed to cooperate in the disposal of the facility into the Sweetwater Mill's disposal and impoundment areas.

         Also, certain items of mining equipment held by the GMMV have been conveyed to USE, and will be removed from the GMMV properties in 2001.

         At such time as Kennecott has completed necessary reclamation work on the Green Mountain unpatented lode mining claims (including the Round Park uranium deposit proposed to be mined through the Jackpot Mine) Kennecott will quit claim all such mining claims to USE (and Crested), as well as certain equipment currently being used at the mine (including a compressor and standby generator). Kennecott will keep the Sweetwater Mill.

         For information on the Green Mountain claims, see below.

PROPERTIES

         The Green Mountain claims include the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to other mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately .05% U3O8. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations. Also included are three ore-hauling vehicles, each having a 100-ton capacity.

         The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 52,000,000 pounds of U3O8; the grade averages 4.6 pounds of U3O8 per ton of mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July 1998.

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

         As consideration for the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). The GMMV is responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the NRC. None of the GMMV future reclamation and closure costs are reflected in the consolidated financial statements.

         The reclamation and environmental liabilities assumed by the GMMV (and now Kennecott's sole responsibility) consist of two categories: (1) cleanup of the inactive open pit mine site near the Mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the Mill building, equipment and tailings cells after Mill decommissioning. The Wyoming DEQ exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

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

         Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $7,952,602 plus an additional $1,315,100 in government securities for future bonding and licenses for reclamation.

         Plateau obtained approval of a water control permit for the tailings cell from the Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with construction of tailing facilities.

         TICABOO TOWNSITE

         Plateau owns all of the outstanding stock of Canyon Homesteads, Inc. ("Canyon"), a Utah corporation, which developed the Ticaboo, Utah Townsite 3.5 miles south of the Shootaring Mill. The Ticaboo site includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access). The Townsite is located on a State of Utah lease near Lake Powell and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State deeded portions of the Townsite to Canyon on a sliding scale basis. USE and Crested have been developing the Townsite and are selling home and mobile home sites.

         YELLOW STONE FUELS CORP.

         YSFC has abandoned all of its unpatented mining claims and State leases due to historically low uranium market prices.

SHEEP MOUNTAIN PARTNERS ("SMP")

         SMP PARTNERSHIP. In February 1988, USE acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. SMP mined and sold uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below the mining and milling costs of SMP. In December 1988, USE sold 50 percent of the interests in the Crooks Gap properties to Nukem's subsidiary CRIC for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USE received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USE and Nukem, Inc. of Stamford, CT ("Nukem") through its wholly-owned subsidiary Cycle Resource Investment Corporation ("CRIC"). Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USE also contributed its interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern.

         SMP was directed by a management committee, with three members appointed by USE, and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, certain disputes arose between the partners of SMP. These disputes resulted in arbitration/litigation and subsequent consensual arbitration from which an Order and Award was issued on April 18, 1996. Such proceedings are still under appeal.

         PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USE and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USE. Production from the properties is subject to sliding-scale royalties payable to Western Nuclear, Inc., with rates ranging from one to four percent on recovered uranium concentrates. As of the date of this report, SMP and/or USE and USECC owned 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

         An ion exchange plant is located on the properties which can be used to remove natural soluble uranium from mine water. USE has submitted a plan to the NRC to decommission this facility and obtained a three year extension for timeliness of decommissioning. This facility may be disposed of at the Sweetwater Mill impoundment facility (see above).

         PROPERTY MAINTENANCE. Currently, USE has a maintenance staff on site to care for and maintain the properties.

         PERMITS. Permits to operate existing mines on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, SMP did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the SMP McIntosh Pit.

URANIUM MARKET INFORMATION.

         URANIUM SPOT MARKET. Uranium spot prices averaged $8.05/lb. U3O8 on August 7, 2000, a decrease of 5.9% from $8.45 at the end of May, 2000. During the first half of 2000, total spot market volume was approximately 7 million pounds U308 compared with 14 million pounds for the first half of 1999.

         URANIUM LONG-TERM MARKET. The long-term market continued to be relatively quiet in the second calendar quarter with the long-term uranium price indicator at 9.50/lb. U3O8. Demand in the long-term market is expected to increase over the remainder of the year as utilities move to cover future needs and volume for the year is expected to exceed the 1999 demand. For a detailed analysis of past uranium market development, please see USE's 1998 Form 10-k.

GOLD

SUTTER GOLD MINE (CALIFORNIA)

         SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the Lincoln Project (including the underground Lincoln Mine and the 2,800 foot Stringbean Alley decline) in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project is now owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), which is a 66.3% owned and controlled subsidiary of USE as of May 31, 2000. The Lincoln Project has been renamed the Sutter Gold Mine ("SGM").

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

         Due to the depressed gold price and lack of available funding, SGMC has deferred the start of construction of the 1,000 ton-per-day gold mill complex and development of the underground mine. Plans to develop the mine into a visitor's center to generate cash flow while the gold prices remain depressed are being evaluated.

         Like uranium, current gold prices are too low to allow SMGC to raise the capital necessary to place the gold property into production. Except for limited infrastructure improvements in 2000, the assets are in care and maintenance mode and the exploration permits are being kept current as necessary.

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

         After completion of the two private financings, and taking into account a restructuring of the ownership of USE in SGMC, USE owns a $10,000,000 Contingent Stock Purchase Warrant (the "USE Warrant") which was issued to USE in connection with the restructuring of SGMC for the Canadian private placement. The USE Warrant provides that for each ounce of gold over 300,000 ounces added to the proven and probable category of SGMC's reserves (up to a maximum of 400,000 additional ounces), using a cut-off grade of 0.10 ounces of gold per ton (at a minimum vein thickness of 4 feet), USE will be entitled to cash or additional shares of Common Stock from SGMC (without paying additional consideration) at SGMC's election. The number of additional shares issuable for each new ounce of gold reserves will be determined by dividing US$25 by the greater of $5.00 or the weighted average closing price of the Common Stock for the 20 trading days before exercise of the USE Warrant. The USE Warrant is exercisable semi-annually. SGMC may prevent the exercise of the USE Warrant by paying USE US$25 in cash for each new ounce of gold (payable out of a maximum of 60% of net cash-flow from SGMC's mining operations). Additional ore reserves will be determined by an independent geologist agreed upon by the parties.

         APRIL 1998 TRANSACTION FOR CASH AND SGMC SPECIAL WARRANTS. As of April 7, 1998, USE entered into four separate Stock Purchase Agreements with four Canadian investment funds, for the issuance of 658,895 shares of Common Stock of USE, in consideration of the funds' payment to USE of $1,190,000 in cash and the delivery to USE of 888,900 Special Warrants of SGMC. The funds had paid SGMC a total of Cdn $4,888,950 in May 1997, pursuant to a private offering in Canada, to purchase the Special Warrants from SGMC. In fiscal 1999, USE issued 89,059 shares of its common stock in exchange for 207,500 Special Warrants from SGMC shareholders increasing USE's ownership of SGMC by 4%. For further information on the transaction, please see Footnote F to the financial statements.

         USECC MANAGEMENT AGREEMENT WITH SGMC. Effective June 1, 1996, SGMC entered into a Management Agreement under which USE provides administrative staff and services to SGMC. USE is reimbursed for actual costs incurred, plus an extra 10% during the exploration and development phases; 2% during the construction phase; and 2.5% during the mining phase (such 2.5% charge to be replaced with a fixed sum which the parties will negotiate at the end of two years starting when the mining phase begins). The Management Agreement replaces a prior agreement by which USE provided administrative services to SGMC.

         PROPERTIES. SGMC (through its subsidiary USECC Gold L.L.C.) holds approximately 14 acres of surface and mineral rights (owned), 240 acres of surface rights (owned), 436 acres of surface rights (leased), 158 acres of mineral rights (leased), and 380 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The acreage of mineral rights owned will be decreased to about 280-300 acres in 2000. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

         Surface and mineral rights holding costs will aggregate approximately $225,000 from June 1, 2000 through May 31, 2001. Property taxes for fiscal 2001 are estimated to be $30,000.

         The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance. The lease that was to expire in February 1998 has been extended through its force majeure clause due to the low price of gold. Leases expiring before 2010 will generally be extended automatically, so long as minerals are continuously produced from the property that is subject to the lease or minimum payments are made. Other leases may be extended for various periods on terms similar to those contained in the original leases. Production royalties are from 2.5% to 6% (most are 4%). The various leases have different methods of calculating royalty payments (net smelter return and gross proceeds).

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

         PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional USE Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land USE, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads. The certification and decision has been challenged in a lawsuit filed by a local citizens' group, see "Legal Proceedings". Since SGMC already has a valid CUP, SGMC believes it may be able to move forward on certain parts of the development of the mine/mill/visitor center. In any event, SGMC does not expect the appeal process to materially impact the current development plan or schedule.

         VISITOR'S CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. These improvements will help SGMC develop the tourist potential of Sutter Gold Mine, pending improvements in the price of gold. Demographics indicate that within a 150 mile radius, there is a total market population of 19.4 million people with 9.0 million tourists visiting the area each year. The Sutter Gold Mine/Museum attraction is located along scenic Highway 49 (known as the Gold Road) between the historic gold mining towns of Sutter Creek and Amador City, Amador County, California. The Amador County Chamber of Commerce estimates that 2.5 million people drive by SGM's entrance each year. Facilities include a Visitor's Center with a gift shop and museum, a self-guided tour of modern mining activities, visitor gallery/museum, hiking trails, picnic areas and a special gold panning area. SGMC is evaluating how the tourism business performs during fiscal 2000 and the first quarter of 2001. These evaluations could result in the business being curtailed, shut down or sold.

MOLYBDENUM

         As a holder of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE is entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993 and was acquired later by Phelps Dodge) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE.

         Advance royalties are paid in equal quarterly installments until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE. See "Note F to the USE consolidated financial statements." The advance royalty payments reduce the operating royalties (six percent of gross production proceeds) which would otherwise be due from Cyprus Amax from production. There is no obligation to repay the advance royalties if the property is not placed in production.

         The Agreement with AMAX also provides that USE receive $2,000,000, at such time as the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE receives 15 percent of the first $25,000,000 received by AMAX. USE has asserted that the acquisition of AMAX by Cyprus Minerals Company was a sale of AMAX's interest in the properties which would entitle USE to such payment. Cyprus Amax has rejected such assertion and USE is considering remedies. USE recognized $132,600, $150,600 and $211,000 of revenues in fiscal 2000, 1999 and 1998 respectively, related to this royalty interest.

MOLYBDENUM MARKET INFORMATION

         Molybdenum is a metallic element with applications in both metallurgy and chemistry. Principal consumers include the steel industry, which uses molybdenum alloying agents to enhance strength and other characteristics of its products, and the chemical, super-alloy and electronics industries, which purchase molybdenum in upgraded product forms.

         The molybdenum market is cyclical with prices influenced by production costs and the rate of production of foreign and domestic primary and by-product producers, world-wide economic conditions particularly in the steel industry, the U.S. dollar exchange rate, and other factors such as the rate of consumption of molybdenum in end use products. When molybdenum prices rose dramatically in the late 1970s, for example, steel alloys were modified to reduce reliance on molybdenum. AMAX and Cyprus Minerals Company were the two major primary producers of molybdenum in the United States until November 1993, when AMAX was acquired by Cyprus and formed Cyprus AMAX. Thereafter, Phelps Dodge acquired Cyprus Amax. This further concentrates copper production capabilities and added molybdenum reserves to Phelps Dodge.

PARADOR MINING (NEVADA)

         USE is a sublessee and assignee from Parador Mining Co., Inc. ("Parador"), of certain rights under two patented mining claims located in the Bullfrog Mining District of Nye County, Nevada. The claims are immediately adjacent to and part of a gold mine operated by Bond Gold Bullfrog, Inc. ("BGBI"), a non- affiliated third party (now known as Barrick Bullfrog, Inc.). USE has also been assigned certain extralateral rights associated with the claims and certain royalty rights relating to a prior lease on those properties. The lease to USE is for a ten year primary term, is subject to a prior lease to BGBI on the properties, and allows USE to explore for, develop and mine minerals from the claims. If USE conducts activities on the claims, they are entitled to recover costs out of revenues from extracted minerals. After recovering any such costs, USE will pay Parador a production royalty of 50 percent of the net value of production sold from the claims.

         USE and Parador presently are in litigation concerning this property. See "Legal Proceedings - BGBI Litigation" below.

OIL AND GAS

         FORT PECK LUSTRE FIELD (MONTANA). USE conducts a small oil production operations at the Lustre Oil Field on the Ft. Peck Indian Reservation in north-eastern Montana. Until December 1998, four wells were producing, but were shut in pending an increase in oil prices. Recently, three of the wells were again placed into production. USE received a fee based on oil produced. USE is the operator of record. No further drilling is expected in this field. This fee and certain real property of USE, have been pledged or mortgaged as security for a $1,000,000 line of credit from a bank.

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

         WYOMING PROPERTIES. USE owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by USE and Crested and is adequate for their executive offices. The property is mortgaged to the WDEQ as security for future reclamation work on the SMP Crooks Gap uranium properties.

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

         USECC owns various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming, where about 130 people presently live. Nearly 4,000 people resided in Jeffrey City in the early 1980s, when the nearby Crooks Gap and Big Eagle uranium mining projects were active. The townsite may be utilized for worker housing when, and if the Jackpot Mine and Sweetwater Mill are put into operation.

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

         Commercial operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on the Company.

CONSTRUCTION

         FOUR NINES GOLD, INC. For fiscal 2000, FNG had one contract for construction work. It also performed contract construction work in the coalbed methane business for various companies. Rental revenues totaled $260,400 for fiscal 2000 at a profit of $54,000.

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

         USE's management believes USE is currently in compliance in all material respects with existing environmental regulations. To the extent that production by SMP, GMMV, SGMC or RMG is delayed, interrupted or discontinued due to need to satisfy existing or new provisions which relate to environmental protection, future USE earnings could be adversely affected.

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

         OTHER ENVIRONMENTAL COSTS. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental laws and regulation (e.g., the new Clean Air
Act), and conditions encountered in minerals exploration and mining. USE does not anticipate that expenditures to comply with laws regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on the competitive position of the Company.

                                    EMPLOYEES

         As of August 26, 2000, USE had approximately 86 full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

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

         RMG's properties and mineral leases of BLM, state and fee lands, which require annual cash payments totaling approximately $515,000 during fiscal 2001, 50% of which is the obligation of RMG to keep the leases in effect.

         PROPOSED FEDERAL LEGISLATION. The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals from federal lands and new requirements for mined land reclamation and other environmental control measures. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on USE' operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase the carrying costs of mineral properties which are located on federal unpatented mining claims, and could increase both the capital and operating costs for such projects and impair USE's ability to hold or develop such properties.

ITEM 3. LEGAL PROCEEDINGS

SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

         In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) in Civil No. 91B1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

         Following 73 hearing days and various submissions by the parties, the AAA panel (the "Panel") entered an Order and Award (the "Order") in April 1996 and clarifying the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims. USECC filed a petition for confirmation on the Order and on June 30, 1997, the U.S. District Court confirmed the Order in its Second Amended Judgment (the "Judgment"). Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("10th CCA") in Nos. 96-1532 ss. 97-1332.

         A three judge panel of the 10th CCA issued an Order and Judgment in the Nukem/CRIC arbitration/litigation matter on October 22, 1998, which unanimously affirmed the Federal District Court Second Amended Judgment without modification. The ruling of the 10th CCA affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and
(ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, the last one on July 16, 1999 and on August 16, 1999, Nukem filed a Notice of Appeal to the 10th CCA. USECC opposes the appeal and filed a brief in opposition to Nukem/CRIC brief in the 10th CAA. The appeal is pending. For more information see Note K to the financial statements.

GMMV LITIGATION

         On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. an USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont county, Wyoming in civil Action No. 31322. The parties have initiated discovery proceedings each seeking production of documents from the other and certain documents of the parties have been received and reviewed.

         On March 13, 2000, defendants U.S. Energy, Crested Corp. and USECC filed an answer denying the various allegations of Kennecott and counterclaims against plaintiff Kennecott and its parent Rio Tinto plc. Defendants also filed a separate third party complaint against Rio Tinto plc. Kennecott filed a motion to dismiss the complaint and Rio Tinto filed a motion for judgment on the pleadings. A hearing date on the respective motions was set for May 30, 2000 but was continued for a time in September or October, 2000 to be set by the Court, as the parties are attempting to negotiate a settlement. On July 14, 2000, Kennecott and USECC entered into a partial settlement wherein Kennecott paid USECC $250,000 to settle claims peripheral to the case concerning accounts receivables and other minor claims for work done and equipment used and mobilized by USECC for the GMMV.

         On September 11, 2000, the parties executed a settlement agreement and related documentation and releases (the "Settlement"). Under the Settlement, USECC will sell all of its interests in the GMMV and the GMMV properties, including those within a described Area of Interest to an affiliate of Kennecott. The purchase consideration is $3,250,000 in cash and a 4% net profits royalty interest in certain of the mining claims at the Big Eagle and Jackpot Mines. USECC is allowed to retain certain mining equipment and supplies, and has the right to receive certain mining claims that may be abandoned by Kennecott. Until final bond release, USECC may not compete in the Area of Interest. Kennecott assumes the reclamation obligations (to the extent required by applicable regulatory authority) at the GMMV properties and USECC retains liabilities relating to its activities as a contractor to the GMMV. The Settlement provides that Kennecott is under no obligation to develop any of the properties or the underlying claims and may instead choose to sell the properties and claims or to abandon the claims as they are no longer required. USECC and Kennecott agree to dismiss the case and to release each other from further liability. The Settlement is effective upon approval by the trial judge.

TICABOO TOWNSITE LITIGATION

         In fiscal 1998, a prior contract operator of the Ticaboo restaurant and lounge, and two employees supervising the motel and convenience store in Utah (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in Utah State Court 3rd Judicial District in Civil No. 960901865CV. The Plaintiff, Dejavue, Inc., recovered a judgment against USE and USE appealed to the Utah Court of Appeals which affirmed the judgment. After a denial by the Utah Supreme Court, USE petitioned for Writ of Certiorari, USE paid $294,787 being the full amount of the judgment plus interest. USE is seeking reimbursement from the insurance company. See footnote K.

BGBI LITIGATION

         USE and Crested are defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada in Civil No. 11877, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

         A partial or bifurcated trial to the Court of the extra-lateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a vein apexing on Parador's Claims. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the claims of Layne pursuant to extralateral rights. The partial trial did not address the issues of breach of contract by the defendants and BGBI for specific performance and they were tried before the Court commencing on January 26, 1998. After the trial, the Court found against the parties on their respective claims. BGBI, Parador and USE/Crested all appealed the decision to the Nevada Supreme Court. The appeal is pending.

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

         The plaintiffs have asked the Court to declare that (i) the DOE violated its statutory authority by transferring uranium to USEC in excess of statutory limits on volume; (ii) the excess amounts were not "sold" by the DOE to USEC for fair value, as required by the Act, and mandated findings by the DOE concerning possible adverse impacts were not supported in fact; and (iii) the DOE be enjoined from future transfers in violation of the Act. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, Wyoming. The Court took the motions under advisement and has not entered a decision.

CONTOUR DEVELOPMENT LITIGATION

         On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") and the original developer Pangolin Corporation, seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado.

         See  "Business  -  Commercial   Operations  -  Real  Estate  and  Other
Commercial   Operations  -  Colorado  Properties"  above,  and  Note  K  to  the
Consolidated Financial Statements.

         Three of the defendants also filed motions to dismiss seeking relief from USE's notice of lis pendens. That motion has not been decided pending settlement discussions that were terminated by USE on July 15, 1999. The defendants, Gunnison Center Properties, L.L.C. and Val Olson, petitioned for protection under Chapter 11 of the Bankruptcy Code. The remaining defendants own other property which USE believes has sufficient value to satisfy any judgment that USE may obtain.

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

         On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the FSEIR and approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied all claims by the Concerned Citizens Plaintiff. The matter is on appeal, see Note K to the financial statements.

         DENNIS SELLEY ET AL VS U.S. ENERGY CORP., CRESTED CORP. ET AL. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a double wide trailer (converted to a bunkhouse) near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunkhouse provided by USE, located about 1/2 mile from the Ticaboo Lodge. In the late evening of June 5, 1998 and early the next morning, the occupants built a bonfire near the bunkhouse and had guests over for a party. At about 4:00 a.m. the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire. Plaintiffs allege inter alia that
defendants  were  negligent  in  providing   faulty  living  quarters  and  that
defendants submitted a false filing with the Utah Workers Compensation Fund. Defendants deny negligence in providing the living facility and assert various defenses including plaintiffs' complaint is barred by the Workers Compensation statutory immunity as well as the defense of an intervening clause. The case is scheduled for a pre-trial conference on September 8, 2000 and if Defendants' various motions are denied, the trial may commence on September 25, 2000. See Note K to the financial statements.

         DECLARATORY JUDGMENT ACTION. The Workers Compensation Fund of Utah has filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine its obligation to defend and indemnify U.S. Energy Corp. and its affiliates in the above Hannah Selley case. Defendants filed a motion for summary judgment in July 2000. See Note K to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

         The following information is provided pursuant to Instruction 3, Item 401 of Reg. S-K, regarding certain of the executive officers of USE who are not also directors.

         ROBERT SCOTT LORIMER, age 49, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998.

He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 401(f) listed proceeding.

         DANIEL P. SVILAR, age 71, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

         MAX T. EVANS, age 75, has been Secretary for USE and President of Crested for more than the past five years. Mr. Evans had been a director of USE for more than the past five years, prior to April 17, 1997. He serves at the will of each board of directors. There are no understandings between Mr. Evans and any other person pursuant to which he was named as an officer. He has no family relationships with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Evans has not been involved in any Reg. S-K Item 401(f) proceeding.

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

                                                       High              Low
                                                       ----              ---
         Fiscal year ended May 31, 2000

              First quarter ended 8/31/99             $5.09            $3.25
              Second quarter ended 11/30/99            4.50             3.19
              Third quarter ended 2/29/00              3.88             3.13
              Fourth quarter ended 5/31/00             3.63             2.06

         Fiscal year to end May 31, 1999

              First quarter ended 8/31/98             $7.25            $1.63
              Second quarter ended 11/30/98            4.06              .81
              Third quarter ended 2/28/99              3.63             1.56
              Fourth quarter ended 5/31/99             6.75             3.25

(b)      Holders

(1) At August 31, 2000, the closing bid price was $2.19 per share and there were approximately 731 shareholders of record for Common Stock.

(2)      Not applicable.

(c) USE has not paid any cash dividends with respect to its common stock. There are no contractual restrictions on USE's present or future ability to pay cash dividends, however, USE intends to retain any earnings in the near future for operations.

(d) During the year ended May 31, 2000, USE issued 6,020 shares to outside directors; 15,357 shares of Common Stock to private investors for the exchange of securities of Sutter Gold Mining Company; and 57,752 shares in an exchange of YSFC common stock. No underwriter was involved in any of these transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables show certain selected historical financial data for USE for the five years ended May 31, 2000. The selected financial data is derived from and should be read with the financial statements for USE included in this Report.

                                                                          May 31,
                                   ------------------------------------------------------------------------------------
                                        2000               1999            1998               1997            1996
                                        ----               ----            ----               ----            ----

Current assets                      $  3,456,800    $   12,718,900      $ 14,301,000   $    4,400,900    $    2,912,400
Current liabilities                    6,617,900         5,355,600         6,062,100        1,393,900         2,031,200
Working capital (deficit)             (3,161,100)        7,363,300         8,238,900        3,007,000           881,200
Total assets                          30,876,100        33,391,000        45,019,100       30,387,100        34,793,300
Long-term obligations(1)              14,025,200        14,526,900        14,468,600       14,377,200        15,020,700
Shareholders' equity                   4,683,800        10,180,300        17,453,500       12,723,600        14,617,000

(1)Includes  $8,906,800,  $8,860,900,  $8,778,800,  $8,751,800 and $3,978,800 of
accrued reclamation costs on mining properties at May 31, 2000, 1999, 1998, 1997 and 1996, respectively. See Note K of Notes to Consolidated financial statements.

                                                                  For Years Ended May 31,
                                   -----------------------------------------------------------------------------------
                                        2000             1999              1998             1997             1996
                                        ----             ----              ----             ----             ----

Revenues                         $    7,773,800    $  10,853,600      $ 11,558,500      $  5,790,200      $  9,632,200
Income (loss) before minority
    interests, equity in
    income (loss) of affiliates,
    and income taxes                (11,148,200)     (16,057,800)          365,000        (3,706,000)       (2,524,100)

Minority interest in loss
    (income) of consolidated
    subsidiaries                        509,300        4,468,400          (772,500)          672,300           608,700

Equity in loss of affiliates             (2,900)         (59,100)         (575,700)         (690,800)         (418,500)

Income taxes                               --               --                --                --                --

Income from discontinued
    operations and disposal of
    discontinued segment                   --               --                --                --           2,604,600

Preferred stock dividends               (20,800)            --                --                --                --
                                 --------------    --------------     -------------     -------------     ------------

Net (loss) income

    to common shareholders       $  (10,662,600)   $ (11,648,500)     $   (983,200)     $ (3,724,500)     $    270,700
                                 ==============    =============      ============      ============      ============

                                                                 For Years Ended May 31,
                                    --------------------------------------------------------------------------------
                                        2000             1999              1998             1997             1996
                                        ----             ----              ----             ----             ----

Per shares financial data

Revenues                            $      1.01      $      1.52       $      1.74      $       .85       $     1.55

Income (loss) before minority
    interests, equity in income
    (loss) of affiliates and
    income taxes                    $     (1.45)     $     (2.25)      $      0.05      $      (.55)      $     (.41)

Minority interest in loss (income)
    of consolidated subsidiaries            .06              .63              (.12)             .10              .10

Equity in loss of affiliates               --               (.01)             (.08)            (.10)            (.07)

Income taxes                               --               --                --               --               --

Income from discontinued
    operations and disposal
    of discontinued segment                --               --                --               --                .42
                                    ------------     ------------      ------------     ------------      ----------

Net income (loss)
    per share, basic                $     (1.39)     $     (1.63)      $      (.15)     $      (.55)      $      .04
                                    ===========      ===========       ===========      ===========       ==========

Net income (loss)
    per share diluted               $     (1.33)     $     (1.63)      $      (.15)     $      (.55)      $      .04
                                    ===========      ===========       ===========      ===========       ==========

Cash dividends per share            $       -0-      $       -0-       $       -0-      $       -0-       $       -0-
                                    ===========      ===========       ===========      ===========       ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in the minerals business, the Company's actual results may differ materially from the results discussed in any such forward-looking statements.

OVERVIEW OF BUSINESS

         The Company is in the business of acquiring, exploring, developing and or selling mineral properties, including coalbed methane gas, uranium and gold. As part of its mineral business, Company has been in the contract drilling and construction business for third party coalbed methane companies. The Company also owns commercial properties which are in the tourism and rental business.

         The Company entered into a contract with Quantum Energy, L.L.C. ("Quantum") through its newly formed subsidiary Rocky Mountain Gas, Inc. (RMG), to acquire a 50% working interest and 40% net revenue interest in approximately 185,000 acres of leases on properties having potential for coalbed methane exploration and development in the Powder River Basin of southeastern Montana. The Company also holds additional properties in Northeastern Wyoming that are part of the Powder River Basin. These leases are outside the boundaries of the agreement that controls the 185,000 acres in Montana and consist of 880 acres in which the Company owns varying interests. In addition to the coalbed methane properties held in the Powder River Basin, the Company holds a 100% working interest and a net revenue interest of 81.5% to 83.5% in approximately 63,120 net mineral acres in the Ham's Fork Coal Fields in Southwestern Wyoming. It is anticipated that the business operations of the Company will be largely directed toward the development of its coalbed methane properties during fiscal 2001 and well into the future.

         As in all mineral development operations, there are risks involved in the development of coalbed methane gas fields. Some of the known risks in the coalbed methane development and production business are; government regulations, delays in permitting, environmental restrictions, market price for methane gas, availability and capacity of pipe lines. The Company cannot accurately predict what if any of these risks will have on its business in the future. The Company will continue to seek financing through either the sale of equity in RMG or the Company's common stock or a joint venture with an industry partner to fund its obligations on the maintenance and development of these properties.

         The Company owns, and during fiscal 2000 purchased additional, drilling and construction equipment that was used during fiscal 2000 on a contract basis for non-related companies in coalbed methane development. This work consisted of site preparation, drilling, casing, completion, dam construction, compressor and gathering pipeline construction and site reclamation. During August of 2000, the Company determined it would no longer perform such services on a contract basis for third parties and concentrate its efforts on developing properties in which it owns an interest. Part of the drilling and construction equipment will be sold and a portion will be retained for work that the Company will do on the properties that the Company owns an interest in.

         The Company has interests in uranium properties in Central Wyoming and Southern Utah. Both properties in Central Wyoming have been or are part of partnership arrangements. In fiscal 1989 the Company entered into an agreement to sell a 50% interest in its Sheep Mountain properties to Cycle Resources, Inc., a wholly owned subsidiary of Nukem, Inc.("Nukem") This partnership, Sheep Mountain Partners ("SMP"), and the assets contained in it have been in litigation for the past nine years. During fiscal 1999, a partial settlement agreement was reached wherein the Company received all the mineral properties and one uranium supply contract. Nukem has for a second time appealed the decision to the 10th Circuit Court of Appeals. The appeal is pending.

         In fiscal 1990 the Company entered into an agreement to sell a 50% interest in its uranium properties to Kennecott. These properties were then placed into the Green Mountain Mining Venture ("GMMV"). The GMMV also acquired additional mining properties and a uranium mill. During fiscal 2000, Kennecott filed a civil action against the Company in Wyoming State Court. The Company responded by filing an answer denying the allegations of Kennecott and counterclaimed certain damages against Kennecott.

         Settlement discussions to resolve the issues surrounding the GMMV have been successful in resolving the disputes. The Company and Kennecott have agreed that the Company will sell all of its remaining interest in the GMMV to Kennecott for cash compensation of $3.25 million, payable at the signing of the letter of intent, $.25 million, $1.375 million five days after the court approves the terms of the agreement and dismisses the case and $1.625 in January 2001. Kennecott assumed all reclamation liabilities of the mine and mill properties. The Company has the responsibility of removing certain assets from the mine properties including a GMIX plant which will likely be buried in the Sweetwater Mill tailings cell. The clean up of the GMIX plant is covered by a cash reclamation bond that management believes sufficient to cover cost of reclamation. The company also received certain equipment and a 4% net profits royalty on any uranium produced from the GMMV mine properties.

         The Company's uranium property in Southern Utah consists of uranium mining claims and a state of the art uranium mill. Due to current depressed uranium prices, the Company has placed all of its uranium properties on care and maintenance status. The Company is currently evaluating the prospects of the uranium market and may determine to dispose of part or all of it's interests in uranium through the sale of such interests or the reclamation of the properties. The reclamation liabilities of clean up of all the Company's uranium properties are covered by cash bonds, bonds secured by certain real estate assets of the Company. The Company is evaluating the long term uranium market and may conclude to reclaim these assets.

         The Company's gold properties in the Mother Lode Mining District of California are on a care and maintenance basis. Due to the lack of available funding, which is as a result of the depressed gold price, plans to construct a 1,000 ton-per-day gold mill complex and further development of the underground mine have been deferred. During Fiscal 1999, the Company recorded an impairment on these properties which did not affect the ownership of the properties but reflected only an economic realization evaluation of the properties at the then market price of gold and the known proven reserves of the property. The Company has evaluated the possibility of using the property as a tourism asset until the price of gold recovers. Such evaluations may result in the tourism business being sold, leased or discontinued.

         The Company has commercial operations in Wyoming and Southern Utah. The Wyoming commercial operations at Ticaboo Utah near Lake Powell, consist of various real estate rental properties and the operation of an airport fixed base operation. The Utah commercial operations include a motel, restaurant, lounge, convenience store, boat storage, rental space for mobile homes and recreational vehicles and the sale of home lots and finished homes.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2000, the Company had a working capital deficit of $3,161,100 as compared to working capital of $7,363,300. Included in the working capital deficit is a $4,000,000 deferred purchase option from GMMV. This is as a result of a payment made to the Company from Kennecott. This payment is non refundable and is carried as deferred revenue at May 31, 2000. Pursuant to the settlement of the GMMV litigation this amount plus the cash purchase price will be offset against the Company's investment in certain GMMV equipment and the balance will be recorded as revenues.

         The primary reason for the decrease in working capital of $10,524,400 was primarily as a result of decreases in cash, $9,256,600 and assets held for resale and other, $269,400 increased accounts payable of $454,200, current portion of long term debt, $158,100, and draw down of the line of credit of $650,000. These decreases in working capital were partially offset by an increase in accounts receivable of $277,400.

         Cash of $6,621,200 was consumed by operations. The non-cash items that went into operations that resulted in a net loss from operations for the year of $10,662,600 were depreciation of $699,600, provision for doubtful accounts of $708,600, issuance of stock to the Company sponsored ESOP retirement plan for employees of $371,400, non-cash compensation of $3,191,000 and a change in other current assets of $283,400. The provision for doubtful accounts is a reserve that was established on receivables from employee notes and accounts receivable and the valuation of collateral on a loan made to the ESOP. In prior years the Company made a loan to the ESOP in the amount of $927,000. The ESOP purchased common shares of the Company with this loan which have been held as collateral for the loan. Due to the market price at the year end of Fiscal 2000 for the common stock of the Company, a reserve in the amount of $436,500 was taken on this receivable. Due to the issuance of stock to employees, directors and others of RMG stock at below market price, a non-cash compensation charge was taken to earnings. These shares are restricted and are forefeitable until retirement, total disability or death of the individuals who received them.

         Cash was also consumed in investing activities in the amount of $7,478,700. Major components of investing activities were the purchase of coalbed methane properties in the amount of $4,727,200, the purchase of equipment of $2,542,700, and the decrease in restricted investments of $200,600. The coalbed methane gas properties were purchased by RMG in developing areas having potential of coalbed methane gas. It is believed that these properties will be developed into significant coalbed methane producing properties. Additionally equipment was purchased to expand the Company's fleet of construction, drilling and support equipment. This equipment was used throughout fiscal 2000 in contract construction and drilling activities and a portion of it will be used in future coalbed methane development work for the Company's properties. Restricted investments increased as these cash deposits earn interest until such time as they are used for reclamation associated with the Company's uranium mill in southern Utah.

         Financing activities provided $4,843,300 in cash during Fiscal 2000. This cash came from the issuance of preferred stock of the Company, net $1,840,000, proceeds from the sale of stock by RMG of $2,160,000, proceeds from long term debt through the financing of equipment purchases of $1,392,400 and the draw down of the Company's line of credit with its bank of $650,000.

         The 200 shares of preferred stock, were issued at $10,000 per share, are convertible at the holders option to either 666,667 shares of the common stock of RMG or into common stock of the Company based on the market price at the time of conversion. Such conversion rights exist for a two year period, beginning April 11, 2000. The preferred shares bear interest at 71/2% per annum which is payable quarterly.

         During Fiscal 2000, RMG received a total of $2,160,000 for the sale of 719,666 shares of its common stock to third parties. 333,333 of these shares of RMG stock are subject to the payment of 10% per annum interest, payable annually on the anniversary of the initial investment. This interest payment is payable in the common stock of the Company at the market price of the common stock of the Company on the date the interest is due. This interest payment is due and payable until such time as an initial public offering for RMG becomes effective with the Securities and Exchange Commission. RMG also sold an additional 486,667 shares of common stock to the Company and its affiliates for $1,460,000.

         Long term debt financing and the draw down of the line of credit were used to purchase additional drilling and construction equipment and fund on-going operations. Proceeds from long term debt financing were $1,392,400 while a total of $1,246,300 in cash was applied to long term debt. At May 31, 2000 the Company had total long term debt, including the current portion, of $1,184,200 and owed $650,000 on its line of credit with a banking institution. The total limit on the line of credit is $1,000,000. All long term debt and the line of credit are secured by assets which have sufficient value, management believes, to retire the debt.

The Company has generated significant net losses during fiscal 1999 and 2000 resulting in an accumulated deficit of approximately $30,071,200 at May 31, 2000. The Company also has a working capital deficit of approximately $3,161,100 at May 31, 2000 that includes a $4,000,000 deferred purchase option. If the deferred purchase option is excluded, the company has positive working capital of $838,900. At year end, the Company did not have the working capital necessary to continue the level of capital development completed during fiscal 2000 or to fund a similar level of operations over the next year. In order to reduce its overhead costs, the Company has reduced its staff. The company also has certain assets that are unencumbered that could be sold to generate cash to ensure its survival during the next year. However, there can be no assurances that Company assets could be liquidated in excess of their carrying values.

CAPITAL RESOURCES

         The primary source of the Company's capital resources are the cash on hand; collection of receivables from contract construction and drilling operations at May 31, 2000, $884,400; projected equity financing from RMG; sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; proceeds under the line of credit; the GMMV settlement proceeds; and possible settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming. Additionally, the Company will continue to offer for sale various assets such as lots and homes at the Company's southern Utah commercial operations along with real estate holdings in Wyoming, Colorado and Utah.

         The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At May 31, 2000 the line of credit had been drawn down by $650,000 and by the date of this Report $850,000. The line of credit is being used for short term working capital needs associated with operations.

         The Company believes that cash resources on hand at May 31, 2000, cash received from Kennecott as part of the GMMV settlement and the collection of outstanding receivables will be sufficient to sustain operations during fiscal 2001. The cash resources plus cash from Kennecott for the GMMV settlement will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business. The Company and RMG are seeking additional equity or an industry partner financing arrangement to develop its coalbed methane leases.

CAPITAL REQUIREMENTS

         The primary requirements for the Company's working capital during Fiscal 2000 are expected to be general and administrative costs, the cost of maintaining the SMP and southern Utah uranium properties and the SGMC gold properties and the costs associated with the expansion and development of the coalbed methane gas properties.

                               COALBED METHANE GAS

         To acquire a 50% working interest in 185,000 acres of leaseholds, RMG paid $3,200,000 to Quantum Energy, ("Quantum") in January 2000 and an additional $1,000,000 in May 2000. RMG is committed to pay Quantum an additional $1,300,000 on or before December 31, 2000. If RMG does not make this final payment it must assign 12% of its undivided 50% WI in the properties back to Quantum. Quantum, at its sole option, may elect to have RMG drill and complete additional wells for the equivalent cost of $1,300,000. If Quantum exercises this option, RMG would own a 50% WI (40% NRI) in the wells drilled with those funds, but only after Quantum has received $1,300,000 in net revenues (payback) from those wells. If these payments are not made, the 50% working interest could be reduced.

         Under the terms of the Quantum agreement, the Company through RMG has a $2,500,000 work commitment to drill and complete 25 coalbed methane wells. If RMG does not complete the work commitment and Quantum spends part or all of that amount of funds to drill and complete wells on the Quantum acreage, then RMG will have the right to buy back its 50% working interest by satisfying certain penalties. RMG also has the obligation to fund 50% of the delay rentals on the Quantum properties which amounts to $515,000 ($257,500) for RMG's share during fiscal 2001.

         To fund all of the RMG commitments, financing will need to be obtained from equity funding or an industry partner through the sale of a portion or all of RMG's ownership in the Quantum properties.

                              MINERAL HOLDING COSTS

SMP URANIUM PROPERTIES

         The care and maintenance costs associated with the Sheep Mountain uranium mineral properties are the responsibility of the Company. The holding costs during Fiscal 2000 were approximately $48,300 per month. The Company has initiated alternative methods of managing the properties in an effort to reduce these holding costs during Fiscal 2001. The Company has the obligation to deliver uranium to a utility under one of the SMP supply contracts. The Company believes that it can either continue to deliver these pounds at a small profit margin or sell the entire contract to a third party supplier.

GMMV URANIUM PROPERTIES

         The Company and Kennecott filed various court actions against each other during fiscal 2000. On September 11, 2000, the Company and Kennecott entered into a settlement agreement which resolved these disputes. The Company sold its remaining interest in the GMMV properties to Kennecott for a total of $3.25 million. The Company received $.25 million upon signing the letter of agreement to settle all disputes, it will receive $1.375 five days after the court approves the settlement agreement and dismisses all claims and $1.625 in January 2001. The Company also received certain mining equipment and a 4% net profits royalty. Kennecott assumed all reclamation liabilities of the GMMV mine and mill properties. The Company is responsible to remove certain assets including the GMIX plant from the properties.

PLATEAU RESOURCES URANIUM PROPERTIES

         Plateau owns and operates the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill. The Company is pursuing alternative uses for these properties including alternative feed or waste disposal of low level nuclear waste. The Company is seeking joint venture partners and equity financing to enter into the alternative feed and waste disposal business as the expansion into this business will require additional capital. It is not known what the outcome of these discussions will be. In the management of the commercial operations of the Plateau properties, the Company has determined it will shut many of the operations down during the winter months which should improve the annual profits of the commercial operations.

SUTTER GOLD MINING COMPANY GOLD PROPERTIES

         Due to the depressed market price of gold, the development of the gold properties has been deferred into the future. SGMC has explored the possibility of using the properties as a tourism business until such time as the price for gold recovers. The results of limited operations in the tourism business are being evaluated. The results of these evaluations may result in the tourism business being expanded or terminated. The core assets of the SGMC properties will continue to be maintained at as low a cost as possible.

DEBT PAYMENTS

         Debt to non-related parties at May 31, 2000 was $1,184,200 as compared to $912,700 at May 31, 1999. The increase in debt to non-related parties consists primally of debt due on the financing of equipment and annual insurance premiums. The balance of the debt to non-related parties is for the purchase of land and buildings by SGMC and various pieces of heavy equipment and bears different interest rates with various maturity dates. All payments on the debt are current. If construction or drilling operations are permanently reduced or discontinued, the equipment will be sold and the debt retired.

         At May 31, 2000, the Company had borrowed $650,000 of its line of credit and as of the date of this report $850,000. This debt is secured by the pledge of equipment and real estate assets of the Company. This debt will be retired through profits from operations, the settlement with Kennecott and possible settlement of the Nukem dispute or the sale of an interest in assets.

FEDERAL INCOME TAX ISSUES

         The tax years through May 31, 1994 are closed after audit by the IRS. The Company has attended appeals hearings with the IRS in Denver Colorado to discuss resolving issues raised for fiscal 1995 and 1996.

 The issues have been resolved with the IRS. A final settlement agreement has not yet been approved but it is not believed that the settlement will have a material affect on the Company.

                                RECLAMATION COSTS

         It is not anticipated that any of the Company's working capital will be used in fiscal 2001 for the reclamation of any of its mineral property interests. The reclamation costs are long term and are either bonded through the use of cash bonds or the pledge of assets.

         As a result of the settlement agreement entered into on September 11, 2000, Kennecott assumed all reclamation liabilities of the GMMV mine and mill properties with the exception of the GMIX plant and the removal of certain equipment from the GMMV properties. The reclamation of the GMIX plant is bonded with a cash bond which management anticipates will fully satisfy the obligation of reclamation.

         The reclamation liability on the Plateau uranium properties is $7,382,100 which is reflected on the Balance Sheet as a reclamation liability. This liability is fully covered by cash investments which are recorded as long term restricted assets.

         The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company's real estate assets. The reclamation bond amount is reviewed annually by the state regulatory agencies. The Company's reclamation liability on the Sheep Mountain properties is currently $1,496,800.

         The reclamation of SGMC gold properties is approximately $27,900. This reclamation obligation is bonded with a cash bond.

FISCAL 2000 COMPARED TO FISCAL 1999

RESULTS OF OPERATIONS

         REVENUES:
         --------

         During fiscal 2000, the Company recognized revenues in three segments; minerals in the form of advance royalties on its molybdenum property, $132,600, contract drilling and construction work in the coalbed methane industry, $3,584,900, commercial operations in southern Utah and other rental properties in Wyoming, $2,786,800. The Company also recognized other revenues from oil sales of $159,200 from its interest in the Lustre Field on the Fort Peck Reservation, interest revenues of $813,600 on cash equivalents invested in interest bearing accounts and management fees of $277,300 for services provided to the GMMV.

         Total revenues during fiscal 2000 were $7,773,800, a decrease of $3,079,800 from revenues of $10,853,600 in fiscal 1999. This decrease was as a result of decreased revenues in Mineral sales of $105,600, commercial operations of $191,000, revenues from the partial settlement of the SMP arbitration/litigation of $6,077,300, management fees and other revenues of $307,100, interest revenues of $34,000 and the gain on disposal of assets of $25,700. These decreases in revenues were offset by increased revenues from contract drilling/construction operations of $3,584,900 and oil sales of $76,000.

         The decrease in mineral sales is as a result of the Company recognizing revenues of $87,600 from the sale of uranium under a SMP contract during fiscal 1999. No revenues were recognized from sales of uranium during fiscal 2000. This decrease in uranium sales plus the a decrease in the market price for molybdenum, which reduced the advance royalty from Cyprus Amax during fiscal 2000 by $18,000, accounted for the reduction in mineral sales revenues.

         Commercial operations decreased by $191,000 as a result of reduced equipment rental revenues received by the Company for the rental of equipment to the GMMV during Fiscal 2000 as compared to fiscal 1999. Commercial operations at the Ticaboo operations in southern Utah increased by $405,200 during fiscal 2000. The reduced activity at GMMV during Fiscal 2000 also was the main contributor to the reduced management fee revenue when compared with fiscal 1999.

         Revenues in contract drilling/construction operations were generated as a result of the Company entering into the drilling and earth construction contract work in the coalbed methane gas business during fiscal 2000. No revenues from contract drilling/construction work were recorded in fiscal 1999. The profit margin in the contract drilling and construction business is a function of the number of available contractors and is often very small. The Company has suspended operations in this area. It is not known if the Company will resume this type of work on a contract basis. The Company will maintain a certain amount of equipment in order to perform this type of work in for future for its own account.

         Increased oil revenues were as a result of higher market prices for oil which allowed the Company to produce from more of its wells in the Lustre Field during fiscal 2000.

COSTS AND EXPENSES

         Costs and expenses were reduced in fiscal 2000 by $7,989,400 to $18,922,000 from $26,911,400 during fiscal 1999. This reduction was primary as a decrease in the impairment of mineral properties of $13,224,400. No impairment of mineral properties was taken during fiscal 2000. During fiscal 1999 the Company determined that an impairment should be taken on the SGMC assets of $10,718,300 and the Yellow Stone Fuels Corp.("YSFC") assets of $2,506,100. The impairment of the SGMC and YSFC assets related to the recover ability of the Company's investment in the mineral properties and equipment based on the then market prices for gold and uranium. Other decreases in costs and expenses were a $51,600 reduction in commercial operations as a result of cost cutting efforts and $9,100 in oil production costs due to less repair expenditures being made on the wells during fiscal 2000.

         Increases in costs and expenses during fiscal 2000 over fiscal 1999 are $341,400 in mineral operations, $4,164,400 in contract drilling/construction operations, provision for doubtful accounts of $343,600 and interest expense of $38,300.

         Costs and expenses in mineral operations during fiscal 2000 increased as a result of increased activities for the Company's own account where mineral operations in previous years were associated primary with joint ventures that either reimbursed a portion or all of the costs. Contract drilling and construction costs recorded during fiscal 2000 have no comparative costs and expenses during fiscal 1999. These costs include all labor, equipment operating and repair expenses and other costs associated with contract drilling and construction. Prior to fiscal 2000 there were no contract drilling and construction operations.

         General and Administrative costs and expenses increased by $408,000 during fiscal 2000. Included in this increase is non-cash compensation of $3,139,100 which was as a result of the issuance of common shares of RMG stock below market. The increase in General and Administrative costs and expenses was offset by reductions of General and Administrative costs and expenses at SGMC and other Company operations resulting in a net decrease in General and Administrative costs and expenses of $2,731,100.

         The increase in provision for doubtful accounts of $343,600 during fiscal 2000 was primary as a result of the valuation to market of the collateral held for the loan to the Company's ESOP retirement plan. Interest expense increased by $38,300 during fiscal 2000 as a result of additional equipment financing activity.

         Operations resulted in a loss of $10,662,600 or $1.33 per share fully diluted as compared to a loss of $11,648,500 or $1.63 per share fully diluted during fiscal 1999.

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

FUTURE OPERATIONS

         The Company has generated losses in each of the last three years, as a result of holding costs and permitting activities in the mineral segment along with impairments of mineral assets. The Company is maintaining its investments in gold and uranium properties that are currently not generating any operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependent on the price that a producer can receive for its minerals. The Company cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, the Company will generate net income from operations. The Company believes it has sufficient capital resources to maintain its mineral properties on a stand by basis through fiscal 2001. Development activities of the mineral properties and expansion of commercial operations are dependant on the Company obtaining equity financing or commercial loans. It may also be necessary to generate cash through the sale of equipment or other assets.

         At May 31, 2000 the Company was committed to be in the coalbed methane business well into the future. Uranium prices and market projections are being evaluated. Decisions to liquidate part or all of the Company's uranium holdings are being considered. The Company is also evaluating its commitment to the gold business and at what time the price for gold may recover.

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

         MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect the Company with respect to either its molybdenum advance royalties or its fees associated with oil production. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Phelps Dodge it has other producing mines.

ITEM 8. FINANCIAL STATEMENTS

         Financial statements for the Company follow immediately. Because of litigation between USE, Crested and USECC, and Kennecott Uranium Company, regarding disputes about the Green Mountain Mining Venture ("GMMV"), financial statements for the GMMV for the fiscal year ended December 31, 1999 have not been provided to USE and therefore are not filed with this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of May 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

  Denver, Colorado,
  September 11, 2000

                                                                                  Page 1 of 2

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           May 31,
                                                              -------------------------------
                                                                    2000              1999
                                                                    ----              ----
CURRENT ASSETS:
      Cash and cash equivalents                               $    916,400      $ 10,173,000
      Accounts receivable:
         Trade, net of allowance of $27,800
           and $30,900, respectively                             1,055,000           223,100
         Affiliates                                                508,900         1,063,400
      Assets held for resale and other                             846,800         1,116,200
      Inventory                                                    129,700           143,200
                                                              ------------      ------------
              Total current assets                               3,456,800        12,718,900

INVESTMENTS AND ADVANCES:
      Affiliates                                                     9,600            24,600
      Restricted investments                                     9,361,000         9,160,400
                                                              ------------      ------------
              Total investments and advances                     9,370,600         9,185,000

PROPERTIES AND EQUIPMENT:
      Land                                                       1,499,100         1,506,000
      Buildings and improvements                                 7,825,000         6,411,400
      Machinery and equipment                                   10,386,200         9,171,300
      Developed oil and gas properties, full cost method         1,773,600         1,773,600
      Undeveloped coalbed methane  properties                    4,727,200              --
      Other mineral properties and mine development costs        1,494,700         1,472,500
                                                              ------------      ------------
         Total property and equipment                           27,705,800        20,334,800
      Less-Accumulated depreciation,
         depletion and amortization                            (10,948,900)      (10,171,300)
                                                              ------------      ------------
              Net property and equipment                        16,756,900        10,163,500

OTHER ASSETS:
      Accounts and notes receivable:
         Real estate sales                                          58,600            20,400
         Employees                                                 295,200           366,600
      Deposits and other                                           938,000           936,600
                                                              ------------      ------------
              Total other assets                                 1,291,800         1,323,600
                                                              ------------      ------------
      Total assets                                            $ 30,876,100      $ 33,391,000
                                                              ============      ============


           The accompanying notes to consolidated financial statements are an part of these statements.

                                                                                   Page 2 of 2
                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            May 31,
                                                                ------------------------------
                                                                    2000               1999
                                                                    ----               ----
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                     $  1,683,800      $  1,229,600
      Deferred GMMV purchase option                                4,000,000         4,000,000
      Current portion of long-term debt                              284,100           126,000
      Line of credit                                                 650,000              --
                                                                ------------      ------------
              Total current liabilities                            6,617,900         5,355,600

LONG-TERM DEBT                                                       900,100           786,700

RECLAMATION LIABILITY                                              8,906,800         8,860,900

OTHER ACCRUED LIABILITIES                                          3,073,500         3,734,500

DEFERRED TAX LIABILITY                                             1,144,800         1,144,800

MINORITY INTERESTS                                                 1,124,600           856,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
      $.01 par value; 396,608 and 339,208
      shares issued, forfeitable until earned                      2,584,600         2,471,700

PREFERRED STOCK,
      $.01 par value; 1,000 shares authorized,
      200 shares issued and outstanding                            1,840,000              --

SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value; 20,000,000 shares
         authorized; 8,763,155 and 8,550,624 shares issued,
         respectively                                                 87,700            85,600
      Additional paid-in capital                                  37,797,700        33,014,900
      Accumulated deficit                                        (30,071,200)      (19,408,600)
      Treasury stock at cost, 944,725 and 930,532
         shares respectively                                      (2,639,900)       (2,584,600)
      Unallocated ESOP contribution                                 (490,500)         (927,000)
                                                                ------------      ------------
              Total shareholders' equity                           4,683,800        10,180,300
                                                                ------------      ------------
         Total liabilities and shareholders' equity             $ 30,876,100      $ 33,391,000
                                                                ============      ============



           The accompanying notes to consolidated financial statements are an part of these statements.

                                                                                       Page 1 of 2

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended May 31,
                                                  ------------------------------------------------
                                                        2000              1999              1998
                                                        ----              ----              ----
REVENUES:
    Mineral sales                                 $    132,600      $    238,200      $  1,069,700
    Contract drilling/construction                   3,584,900              --                --
    Commercial operations                            2,786,800         2,977,800         3,523,500
    Oil sales                                          159,200            83,200           170,100
    Management fees and other                          277,300           584,400         1,369,300
    Interest                                           813,600           847,600           836,100
    SMP settlements, net                                  --           6,077,300         4,590,000
    Gain (loss) on sales of assets                      19,400            45,100              (200)
                                                  ------------      ------------      ------------
       Total revenues                                7,773,800        10,853,600        11,558,500

COSTS AND EXPENSES:
    Mineral operations                               2,651,200         2,309,800         1,664,800
    Contract drilling/construction operations        4,179,200            14,800            36,400
    Commercial operations                            3,387,300         3,438,900         3,055,100
    Oil production                                      55,500            64,600            68,000
    General and administrative                       7,857,400         7,449,400         4,793,200
    Provision for doubtful accounts                    708,600           365,000              --
    Impairment of mineral assets                          --          13,224,400         1,500,000
    Interest                                            82,800            44,500            76,000
                                                  ------------      ------------      ------------
       Total cost and expenses                      18,922,000        26,911,400        11,193,500
                                                  ------------      ------------      ------------

(LOSS) INCOME BEFORE MINORITY INTEREST
    AND EQUITY IN LOSS OF AFFILIATES               (11,148,200)      (16,057,800)          365,000

MINORITY INTEREST IN LOSS (INCOME)
    OF CONSOLIDATED SUBSIDIARIES                       509,300         4,468,400          (772,500)

EQUITY IN LOSS OF AFFILIATES                            (2,900)          (59,100)         (575,700)
                                                  ------------      ------------      ------------

(Continued)


           The accompanying notes to consolidated financial statements are an part of these statements.

                                                                          Page 2 of 2

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)

                                                    Year Ended May 31,
                                    -------------------------------------------------
                                         2000              1999             1998
                                         ----              ----             ----

LOSS BEFORE INCOME TAXES            $(10,641,800)     $(11,648,500)     $   (983,200)

PROVISION FOR INCOME TAXES                  --                --                --
                                    ------------      ------------      ------------

NET LOSS                            $(10,641,800)     $(11,648,500)     $   (983,200)

PREFERRED STOCK DIVIDENDS                (20,800)             --                --
                                    ------------      ------------      ------------

NET LOSS TO COMMON SHAREHOLDERS      (10,662,600)      (11,648,500)         (983,200)
                                    ============      ============      ============

NET LOSS PER SHARE,
  TO COMMON SHAREHOLDERS
  BASIC                             $      (1.39)     $      (1.63)     $       (.15)
                                    ============      ============      ============

NET LOSS PER SHARE, TO
     COMMON SHAREHOLDERS
     DILUTED                        $      (1.33)     $      (1.63)     $       (.15)
                                    ============      ============      ============

BASIC WEIGHTED AVERAGE
     SHARES OUTSTANDING                7,673,475         7,137,114         6,657,549
                                    ============      ============      ============

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                   8,008,895         7,137,114         6,657,549
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

                                                                                                                       Page 1 of 3
                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                Common Stock        Additional                      Treasury Stock       Unallocated       Total
                              ------------------     Paid-In     Accumulated    ---------------------       ESOP       Shareholders'
                              Shares      Amount     Capital       Deficit       Shares      Amount      Contribution      Equity
                              ------      ------    ---------    -----------     ------      ------      ------------    ----------

Balance May 31, 1997         6,646,475  $ 66,500  $ 22,543,000  $ (6,776,900)   690,943  $ (2,182,000)  $ (927,000)  $ 12,723,600

Funding of ESOP                 49,470       500       324,100          --         --            --           --          324,600
Issuance of common stock
   for exercised warrant        20,000       200        99,800          --         --            --           --          100,000
Issuance of common stock
   for services rendered        11,647       100        82,600          --         --            --           --           82,700
Issuance of common stock
   for exercised options        62,000       600       247,400          --         --            --           --          248,000
Fair value of warrants
   issued for services
   rendered                       --        --         450,000          --         --            --           --          450,000
Issuance of common
   stock to acquire SGMC
   special warrants, net
   of offering costs           488,900     4,900     3,329,200          --         --            --           --        3,334,100
Issuance of common stock       170,000     1,700     1,188,300          --         --            --           --        1,190,000
Issuance of stock for SGMC
   exercised option             75,000       700       261,800          --      100,000      (262,500)        --             --
Reconsolidation of SGMC           --        --            --            --       75,000       (16,300)        --          (16,300)
Net loss                          --        --            --        (983,200)      --            --           --         (983,200)
                            ----------  --------  ------------  ------------   --------  ------------   ----------   ------------

Balance May 31, 1998         7,523,492  $ 75,200  $ 28,526,200  $ (7,760,100)   865,943  $ (2,460,800)  $ (927,000)  $ 17,453,500
                            ==========  ========  ============  ============   ========  ============   ==========   ============

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

                                                                                                                         Page 2 of 3
                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)


                                    Common Stock      Additional                      Treasury Stock     Unallocated     Total
                                -------------------     Paid-In     Accumulated   ----------------------    ESOP       Shareholders'
                                  Shares    Amount      Capital       Deficit     Shares      Amount     Contribution    Equity
                                  ------    ------     ---------    -----------   ------      ------     ------------  ----------

Balance May 31, 1998            7,523,492  $ 75,200  $ 28,526,200  $ (7,760,100)  865,943  $ (2,460,800)  $(927,000)  $ 17,453,500

Funding of ESOP                    89,600       900       357,500          --        --            --          --          358,400
Issuance of employee options
   below market value                --        --         262,000          --        --            --          --          262,000
Issuance of common stock
   for services rendered          131,136     1,300       386,400          --        --            --          --          387,700
Issuance of common stock
   for exercise of YSFC
   exchange                       677,167     6,800     2,591,500          --        --            --          --        2,598,300
Fair value of warrants and
   options issued for
   services rendered                 --        --         176,000          --        --            --          --          176,000
Fair value of warrants
   issued for exercise
   of YSFC exchange                  --        --         167,000          --        --            --          --          167,000
Issuance of common
   stock to acquire SGMC
   special warrants, net of
   offering costs                  89,059     1,000       278,900          --        --            --          --          279,900
Purchase of treasury stock           --        --            --            --      64,589      (123,800)       --         (123,800)
Forfeitable shares earned          40,170       400       269,400          --        --            --          --          269,800
Net loss                             --        --            --     (11,648,500)     --            --          --      (11,648,500)
                                ---------  --------  ------------  ------------   -------  ------------   ---------   ------------

Balance May 31, 1999            8,550,624  $ 85,600  $ 33,014,900  $(19,408,600)  930,532  $ (2,584,600)  $(927,000)  $ 10,180,300
                                =========  ========  ============  ============   =======  ============   =========   ============

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

                                                                                                                        Page 3 of 3
                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)


                                    Common Stock                                     Treasury Stock      Unallocated       Total
                                -------------------     Paid-In     Accumulated  ----------------------     ESOP       Shareholders'
                                  Shares    Amount      Capital       Deficit     Shares      Amount     Contribution      Equity
                                  ------    ------     ---------    -----------   ------      ------     ------------  -------------

Balance May 31, 1999            8,550,624  $ 85,600  $ 33,014,900  $(19,408,600)  930,532  $ (2,584,600)  $ (927,000)  $ 10,180,300

Funding of ESOP                   123,802     1,200       370,200          --        --            --           --          371,400
Issuance of common stock
   to outside directors             6,020       100        21,000          --        --            --           --           21,100
Issuance of common stock
   for purchase of
   subsidiary stock                73,109       700       259,900          --        --            --           --          260,600

Forfeitable shares earned           9,600       100        88,000          --        --            --           --           88,100
Treasury stock from
   consolidation of
   subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.          --        --            --            --      14,193       (55,300)        --          (55,300)
Unrealized gain on sale of
   subsidiary stock                  --        --       1,053,700          --        --            --           --        1,053,700
Non-cash compensation

   paid by subsidiary                --        --       2,990,000          --        --            --           --        2,990,000
Writedown of unallocated

   ESOP contribution                 --        --            --            --        --            --        436,500        436,500

Net Loss                             --        --            --     (10,662,600)     --            --           --      (10,662,600)
                                ---------  --------  ------------  ------------   -------  ------------   ----------   ------------

Balance May 31, 2000            8,763,155  $ 87,700  $ 37,797,700  $(30,071,200)  944,725  $ (2,639,900)  $ (490,500)  $  4,683,800
                                =========  ========  ============  ============   =======  ============   ==========   ============

Total Shareholders' Equity at May 31, 2000 does not include 396,608 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes the 827,108 shares of U.S. Energy common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                             Page 1 of 3

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended May 31,
                                                       --------------------------------------------------
                                                            2000             1999               1998
                                                            ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $(10,662,600)     $(11,648,500)     $   (983,200)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Minority interest in loss of
             consolidated subsidiaries                     (509,300)       (4,468,400)          772,500
         Depreciation                                       699,500           726,400           657,600
         Impairment of assets held for sale                    --                --             100,000
         Impairment of mineral interests                       --          13,224,400         1,500,000
         Equity in loss from affiliates                       2,900            59,100           575,700
         SMP settlement                                        --           5,026,000        (4,590,000)
         Gain on sale of assets                             (19,400)          (45,100)              200
         Provision for doubtful accounts                    708,600           465,000              --
         Common stock issued to fund ESOP                   371,400           358,400           324,600
         Non-cash compensation                            3,191,000           267,900            82,700
         Common stock and warrants
             issued for services                             21,100           825,700           196,000
         Other                                                 --            (168,800)          287,800
         Net changes in assets and liabilities:
             Accounts and notes receivable                 (536,500)          946,500           899,200
             Other assets                                   283,400           (44,900)         (226,900)
             Accounts payable and accrued expenses         (217,200)       (1,318,800)         (176,200)
             Reclamation and other                           45,900            82,100          (938,200)
                                                       ------------      ------------      ------------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                                  (6,621,200)        4,287,000        (1,518,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of coalbed methane gas properties            (4,727,200)             --                --
   Development of mining properties                         (22,200)          (18,100)       (1,125,000)
   Proceeds from sale of property and equipment              26,300           375,300             4,000
   Increase in restricted investments                      (200,600)         (271,300)             --
   Purchase of property and equipment                    (2,542,500)       (1,057,900)       (1,947,200)
   Investments in affiliates                                (12,500)           54,200          (102,300)
   Deferred GMMV purchase option                               --                --           4,000,000
                                                       ------------      ------------      ------------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                                  (7,478,700)         (917,800)          829,500


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                        Page 2 of 3


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                  Year Ended May 31,
                                                  -------------------------------------------------
                                                      2000               1999             1998
                                                      ----               ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock        $       --        $       --        $  1,800,500
    Proceeds from issuance of preferred stock        1,840,000              --                --
    Proceeds from sale of stock by subsidiary        2,160,000              --                --
    Proceeds from long-term debt                     1,392,400           249,000           307,700
    Net proceeds from lines of credit                  650,000              --                --
    Purchase of treasury stock                            --            (123,800)             --
    Repayments of long-term debt                    (1,246,300)         (395,200)         (309,900)
    Cash acquired in purchase of subsidiary             47,200         1,423,300         3,124,000
                                                  ------------      ------------      ------------
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                             4,843,300         1,153,300         4,922,300
                                                  ------------      ------------      ------------

NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                       (9,256,600)        4,522,500         4,233,600

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                             10,173,000         5,650,500         1,416,900
                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                 $    916,400      $ 10,173,000      $  5,650,500
                                                  ============      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                          Page 3 of 3

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                         Year Ended May 31,
                                                     ------------------------------------------------
                                                          2000             1999             1998
                                                          ----             ----             ----
SUPPLEMENTAL DISCLOSURE
    Income tax paid                                  $       --       $        --       $  (983,200)
                                                     ============     =============     ===========

    Interest paid                                    $     35,800     $      44,500     $     --
                                                     ============     =============     ===========

NON-CASH INVESTING AND
    FINANCING ACTIVITIES:

    Satisfaction of receivable - affiliate
       with stock in affiliate                       $    196,700     $     275,000     $     --
                                                     ============     =============     ===========

    Acquisition of land through issuance of debt     $       --       $     555,000     $     --
                                                     ============     =============     ===========

    Issuance of stock for retired employee           $     88,100     $        --       $     --
                                                     ============     =============     ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000

A.       BUSINESS ORGANIZATION AND OPERATIONS:

         U.S. Energy Corp. and subsidiaries (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in uranium, gold, molybdenum and coalbed methane. None of the Company's mineral properties are currently in production. The Company also holds various real and personal properties used in commercial activities. The Company also performs contract drilling and construction work on third party properties. Most of these activities are conducted through the joint venture discussed below and in Note D.

         The Company engages in the maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). All issues and disputes in the SMP litigation have been resolved with the exception of certain market rights and the profits therefrom on certain CIS related uranium sales contracts. The resolution of the other issues resulted in the payment of cash to the Company and the receipt of the SMP mineral properties and one uranium delivery contract. The remaining outstanding issue in the SMP litigation is on appeal before the U.S. 10th Circuit Court of Appeals. The litigation with Kennecott has been settled. Sutter Gold Mining Company ("SGMC"), a Wyoming corporation owned 66.3% by the Company at May 31, 2000, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate pending certain conditions. Rocky Mountain Gas, Inc. ("RMG") was formed in fiscal 2000 to consolidate all methane gas operations of the Company. The Company owns and controls 84% of RMG as of May 31, 2000.

         The Company has generated significant net losses during fiscal 1999 and 2000 resulting in an accumulated deficit of approximately $30,071,200 at May 31, 2000. The Company also has a working capital deficit of approximately $3,161,100 at May 31, 2000 that includes a $4,000,000 deferred purchase option. If the deferred purchase option is excluded, the company has positive working capital of $838,900. The Company's cash balance has decreased from $10,173,000 at the prior year end to $916,400 at May 31, 2000. At year end, the Company did not have the working capital necessary to continue the level of capital development completed during fiscal 2000 or to fund a similar level of operations over the next year. In order to reduce its overhead costs, the Company has reduced its staff. The Company also has certain assets that are unencumbered that could be sold to generate cash to ensure its survival during the next year. However, there can be no assurances that Company assets could be liquidated in excess of their carrying values. In addition, the Company continues to believe that it will ultimately receive more cash from the final settlement of the SMP litigation. Subsequent to year end, the Company settled a dispute with its GMMV partner that will result in the receipt of cash. (See Note M). Taken together, the Company believes it will be able to meet its obligations during the upcoming year.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMC (66.3%), Crested Corp. ("Crested") (52%), Yellowstone Fuels Corp. ("YSFC") (35.9%) Rocky Mountain Gas ("RMG") (82%), Ruby Mining Company ("Ruby") (91%), Northwest Gold, Inc. ("NWG") (96%) and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by U.S. Energy Corp. and Crested, through which the bulk of their operations are conducted.

         With the exception of YSFC, investments in joint ventures and all 20% to 50% owned companies are accounted for using the equity method (see Note E). YSFC was an equity investee through February 1999, at which time the Company purchased the majority of the shares of common stock of YSFC owned by outside shareholders by issuing 677,167 shares of Company's common stock. As a result of the common directors and control of YSFC by USE and its employees, YSFC was consolidated as of March 1, 1999. SGMC was an equity investee through March 1998 when the Company purchased special warrant units from certain investors and increased its ownership to 59%, requiring consolidation subsequent to April 1, 1998 (see Note F). Investments of less than 20% are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be restricted cash equivalents.

RESTRICTED INVESTMENTS

         Based on the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company accounts for its restricted investment in certain securities as held-to-maturity. Held-to-maturity securities are measured at amortized cost and are carried at the lower of aggregate cost or fair market value.

INVENTORIES

         Inventories consist primarily of aviation and automobile fuel, associated aircraft parts, mining supplies, gold ore stockpiles and retail inventory for commercial operations. Retail inventories are stated using the average cost method. Other inventory is stated at the lower of cost or market.

PROPERTIES AND EQUIPMENT

         Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from three to forty-five years.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

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

         The Company has acquired substantial mining property assets and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these assets are owned by various ventures in which the Company is either a partner or venturer.

LONG-LIVED ASSETS

         The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. During 1999, the Company recorded an impairment of $10,718,300 on its mineral assets in SGMC and $2,506,100 on its mineral assets in YSFC. During 1998, the Company recognized an impairment loss of $1,500,000 on its mineral assets in SGMC. As of May 31, 2000, management believes no further impairment is necessary. See Note F for further discussion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The recorded amounts for short-term and long-term debt, approximate fair value due to the variable nature of the interest rates on the debt.

REVENUE RECOGNITION

         Advance royalties which are non-refundable are recognized as revenue when received (see Note F). Non-refundable option deposits are recognized as revenue when the option expires.

         Revenues from gold and uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represent primarily real estate activity and an airport fixed base operation, are recognized as goods and services are delivered. Revenues from long-term construction contracts are recognized on the percentage-of-

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

completion method. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Oil and gas revenue is recognized at the time of production.

INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

         SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

NET (LOSS) INCOME PER SHARE

         The Company reports net (loss) income per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.

COMPREHENSIVE INCOME

         There are no components of comprehensive income which have been excluded from net income and, therefore, no separate statement of comprehensive income has been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001. The Company is currently assessing the effect of adoption, if any, on its financial position, results of operations and cash flows.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

C.       RELATED-PARTY TRANSACTIONS:

         The Company provides management and administrative services for affiliates under the terms of various management agreements. Revenues from services by the Company to unconsolidated affiliates were $39,900, $584,400 and $849,000 in fiscal 2000, 1999 and 1998, respectively. The Company has $408,300 of receivables from unconsolidated subsidiaries and advances to employees totaling $100,600 as of May 31, 2000.

         As of May 31, 2000, the Company had notes receivable due from certain directors and employees of the Company totaling $462,000 which bear interest at 10% per annum and are due December 31, 2001. This indebtedness is secured by 166,500 shares of the Company's common stock.

D.       USECC JOINT VENTURE:

         The Company operates the Glen L. Larsen office complex; an aircraft hangar with a fixed base operation, office space and certain aircraft; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses through a joint venture with Crested, the USECC joint venture.

E.       INVESTMENTS IN AND ADVANCES TO AFFILIATES:

         The Company's restricted investments secure various decommissioning reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 2000 and 1999, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to- maturity under SFAS 115 and are measured at amortized cost.

         The Company's investment in and advances to affiliates are as follows:

                                                             Carrying Value at May 31,
                                     Consolidated            -------------------------
                                       Ownership               2000                1999
                                     -------------             ----                ----

         GMMV                          50.0%                 $   --           $   --
         Other                          --                       9,600            --
         Ruby Mining Company          26.7%*                     --              24,600
                                                             ---------        ---------
                                                             $   9,600        $  24,600
                                                             =========        =========

         *Consolidated beginning December 1, 1999

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

         Equity loss from investments accounted for by the equity method are as follows:

                                                      Year Ended May 31,
                                   ------------------------------------------------------
                                        2000                 1999                 1998
                                        ----                 ----                 ----

         GMMV                      $     --              $   --             $    --
         Ruby Mining Company**           (2,900)**           (3,100)                (500)
         YSFC***                         --                  (56,000)***        (140,300)
                                   ----------            -----------        ------------

                                   $   (2,900)           $   (59,100)       $   (140,800)
                                   ==========            ===========        ============

         ** Consolidated beginning December 1, 1999. This represents the equity loss through November 30, 1999.

         *** Consolidated beginning March 1, 1999. This represents the equity loss through February 28, 1999.

         Condensed combined balance sheets and statements of operations of the Company's equity investees for fiscal 1999 include the GMMV and Ruby Mining Company. For fiscal 2000, Ruby Mining Company has been consolidated and no balance sheet for the GMMV has been presented due to the litigation with Kennecott as discussed in Notes, F, K and M. Because of this dispute, the Company did not receive any financial or operating results of the GMMV from Kennecott, the operator of the GMMV, for fiscal 2000. Nevertheless, the Company's total investment in the GMMV is zero, except for the salvage value of certain equipment totaling $727,000 held by the GMMV which is included in property and equipment in the accompanying balance sheets. As discussed in Note M, subsequent to year end, the Company has settled its dispute with Kennecott and has been released from any and all GMMV obligations.

              CONDENSED COMBINED BALANCE SHEETS - EQUITY INVESTEES

                                                           1999
                                                           ----

         Current assets                              $       37,100
         Non-current assets                                 802,400
                                                     --------------
                                                     $      839,500
                                                     ==============

         Current liabilities                         $      718,500
         Reclamation and other liabilities               23,620,000
         Assets over (under) liabilities                (23,499,000)
                                                     --------------
                                                     $      839,500
                                                     ==============

         See Note F for a discussion of the reduction in the carrying value of such investee assets.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

         CONDENSED COMBINED STATEMENTS OF OPERATIONS - EQUITY INVESTEES

                                           Year Ended May 31,
                              -------------------------------------------
                                    1999                        1998
                                    ----                        ----
Revenues                      $       10,500               $      54,900
Costs and expenses               (62,307,800)                 (1,646,900)
                              --------------               -------------
Net loss                      $  (62,297,300)              $  (1,592,000)
                              ==============               =============

F.       MINERAL CLAIMS TRANSACTIONS AND MINING PROPERTIES:

GMMV
----

         During fiscal 1990, the Company entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation plc, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. The purchase price was $15 million and a commitment to fund the first $50 million of development and operating costs and additional amounts if certain future operating margins are achieved.

         On June 23, 1997, the Company signed an Acquisition Agreement with Kennecott for the right to acquire Kennecott's interest in the GMMV. Kennecott paid the Company $4 million on signing and committed to loan the GMMV up to $16 million to be used in developing the proposed underground Jackpot Uranium Mine and change the status of the Sweetwater Mill from standby to operational. Under the Acquisition Agreement, Kennecott received a credit of two dollars for each dollar advanced against the original work commitment of $50 million.

         During fiscal 1998 and 1999, the Company and Kennecott continued to own their respective 50% interests in the GMMV, and Kennecott advanced approximately $14.5 million of the $16 million loan obligation called for in the Acquisition Agreement. Due to the continued depressed market price for uranium concentrates, the Company was unable to purchase Kennecott's interest in the GMMV, and the GMMV stopped development activities at the Jackpot Mine and placed the facility on active standby on July 31, 1998.

         As of May 31, 2000, the Company and Kennecott continue to own their respective 50% interests in the GMMV. The GMMV no longer has the obligation to repay the $14.5 million advanced under the $16 million loan from Kennecott. As a result of the funds advanced under the loan and the signing bonus discussed above, the original $50 million work commitment under the 1990 GMMV Agreement is fully satisfied. The Company has elected to have its interest diluted by becoming non-participating on the work plans and budgets. Kennecott is obligated to fund the annual plans and budgets. If the Company's participating interests drop below 10%, their interests will be automatically converted to a 1% to 3% gross proceeds interest. It is not anticipated that such dilution will occur in the near term.

         As a result of sustained depressed uranium prices, GMMV determined the carrying value of its assets exceeded the future cash flows. Accordingly, in fiscal 1999, GMMV recorded an impairment in the amount of $59.5 million related to its mineral assets. This impairment had no effect on the Company's carrying value

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

of  its  investment  in  the  GMMV.   The  Company's   carrying  value  reflects
management's estimates of its portion of the salvage value of the GMMV's machinery and equipment.

         Subsequent to year end, as discussed in Note M, the Company settled its dispute with Kennecott and dissolved the GMMV for cash and release from all reclamation and environmental liabilities.

SMP
---

         During fiscal 1989, the Company, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past nine years. See Note K for a description of the investment and a discussion of the related litigation/arbitration.

         The Company is responsible for one SMP market related delivery contract which requires approximately 942,644 pounds of uranium concentrates to be delivered. These deliveries are priced at an average of the three month market price preceding each delivery. The customer has the option of increasing or decreasing the quantity by plus or minus thirty percent. In 1999 and 1998, deliveries by the Company on SMP contracts resulted in revenues of $87,500 and $858,700, respectively (no such revenues were recognized in 2000). Revenues from these transaction have been included in the accompanying Consolidated Statements of Operations as Mineral Revenues, which would normally have been sales of SMP. Delivery requirements for fiscal 2000 are 206,407 pounds of uranium. Arrangements have been made to complete this delivery in the second quarter of 2001.

         Due to the litigation and arbitration proceedings involving SMP for the past 9 years, the Company has expensed all of its costs related to SMP and has had no carrying value of its investment in SMP for either 2000 or 1999 as proceeds from litigation and arbitration proceedings were accounted for under the cost recovery method of accounting as discussed in Note K. The Company's direct loss generated from its investment in SMP, which represents mine standby costs incurred directly by the Company, was $711,300, $704,10, and $436,000 for the years ended May 31, 2000, 1999 and 1998, respectively.

         As part of a partial settlement agreement dated June 1, 1998, the Company was awarded the return of its Sheep Mountain uranium mines and certain other properties. Accordingly, all mine standby costs and other holding costs were expensed solely by the Company during fiscal 2000 and 1999.

PHELPS DODGE
------------

         During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2000.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

         Cyprus Amax paid the Company an annual advance in royalty of 50,000 pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge has assumed this obligation and made its first advance royalty payment to the Company during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $132,600, $150,100 and $211,000 of revenue from the advance royalty payments in fiscal 2000, 1999 and 1998, respectively.

         Phelps Dodge may elect to return the properties to the Company, which would cancel future obligations under the advance royalty obligation. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company.

         The Company has recently entered into discussions with Phelps Dodge concerning the purchase of the properties from Cyprus Amax. Per the contract with Amax, the Company is to receive 15% of the first $25,000,000, or $3,750,000, if the properties are sold, which the Company believes has occurred.

SUTTER GOLD MINE COMPANY
------------------------

         SGMC was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California. SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception have been capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing a partner to assist in the financing of its mineral development and ultimate production. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has put the development of the mine on hold. Until the time when development begins, SGMC will require capital contributions from affiliates or other sources to maintain its current activities. SGMC will continue to be considered in the development stage until the time it generates significant revenue from its principal operations.

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

         In connection with a private offering, on March 21, 1997, the Company and Crested accepted a Contingent Stock Purchase Warrant which provides the Company and Crested the right to acquire, for no additional consideration, common shares of SGMC's $.001 par value common stock having an aggregate value of $10,000,000 (US). The Stock Purchase Warrant has a term of ten years extending to March 21, 2007, and is exercisable partially or in total, semi-annually beginning on June 30, 1997. However, the Stock Purchase Warrant is only exercisable to the extent proven and probably ore reserves, as defined in the Stock

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

Purchase Warrant, in excess of 300,000 ounces are added to SGMC's reserves. In addition, SGMC has the right to satisfy the exercise of all or any portion of the Stock Purchase Warrant with the net cash flows, as defined, at $25.00 (US) for each new ounce of proven and probable ore in excess of 300,000 ounces up to a maximum of 700,000 ounces. Accordingly, the Company has allocated the carrying value of SGMC shares exchanged for the Contingent Stock Purchase Warrant to its investment in such contingent warrants. The Stock Purchase Warrant benefits the Company and Crested on a basis of 88.9% and 11.1%, respectively.

         On March 31, 1998, the Company purchased 889,900 Special Warrant units from certain Canadian investors. The units were purchased with 488,895 shares of the Company's common stock. In addition, the Company sold 170,000 shares of common stock to the Canadian investors at the then market price ($7.00 per share). As a result of this purchase, the Company and Crested's combined ownership interest in SGMC reached 59%. Therefore, as of April 1, 1998 the Company began consolidating SGMC's results of operations. During 1999, the Company issued 89,059 shares of common stock to acquire an additional 207,500 SGMC Special Warrants. This purchase increased the Company's ownership of SGMC to 63%. During fiscal 2000, the Company issued an additional 15,357 shares of its common stock to acquire 5,500 additional SGMC Special Warrants. This purchase increased the Company's ownership of SGMC to 66%.

         Additional financing will be required in order to develop SGMC.

YELLOW STONE FUELS CORP.
------------------------

         In fiscal 1998, the Company became contractually obligated to exchange its common stock for common stock of YSFC, plus interest, because certain conditions were not met (See Note J). As a result of depressed market prices for uranium, YSFC was not successful in the public offering of its common stock. As a result, the terms of the exchange agreement became effective between the Company and YSFC shareholders. The Company therefore issued 677,167 shares of its common stock. The exchange offer for YSFC remained effective until September 13, 1999.

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

PLATEAU RESOURCES LIMITED
-------------------------

         During fiscal 1994, the Company entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau, a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. The Company paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 2000, Plateau had a cash security in the amount of $7,952,600 to cover reclamation of the properties (see Note K).

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

         The Company is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Commercial revenues are being generated from the townsite assets which include a motel, C-store, lounge/restaurant, boat storage facility and housing.

         In fiscal 1998, the Company had an independent appraisal performed for its modular homes held for resale inventory. Based upon the analysis performed, the Company recorded a $100,000 write-down to more accurately reflect the fair value of these assets as of May 31, 1998. The write-down is included in Commercial Costs and Expenses in the accompanying Consolidated Statements of Operations. The Company will continue to monitor these assets to insure the carrying value does not exceed their fair value.

ENERGX, LTD.
------------

         Energx is engaged in the operation of oil wells in Montana. Energx is owned by 90% by the Company and 10% by the Assiniboine and Sioux Tribes. Revenues from the sale of oil during fiscal 2000, 1999 and 1998 was $159,200, $83,200 and $170,000, respectively.

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

ROCKY MOUNTAIN GAS, INC.
------------------------

         During fiscal 2000, the Company organized RMG to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. The Company owns and controls 86% of RMG. RMG sold 1,206,333 shares of its common stock in a private placement during fiscal 2000 for total proceeds of approximately $3,619,000.

         RMG entered into an agreement with Quantum Energy, L.L.C. ("Quantum") on January 3, 2000 to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of Southeastern Montana.

         The terms of the Quantum agreement were payments of $3,200,000 on closing, $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000. All payments through May 31, 2000 were made to Quantum. If RMG does not pay the $1,300,000 payment by December 31, 2000, RMG will assign 12% of its undivided 50% working interest to Quantum.

         RMG also has a $2,500,000 work commitment to drill 25 wells on the Quantum properties by November 30, 2000. As of May 31, 2000, no wells had been drilled on the Quantum properties due to delays in the permitting process. Funds to complete this work commitment will be raised through equity financing.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

         RMG also acquired a 100% working interest (82% revenue interest) in 63,000 net mineral acres in southwest Wyoming. These coalbed methane gas leases are in the greater Green River Basin. RMG purchased these leases for cash and a commitment to drill two wells before December 31, 2000.

         On February 2, 2000, RMG and Quantum organized Powder River Gas, L.L.C. ("Powder River") to operate the exploration, development and production of the jointly owned leases in the Powder River Basin. RMG and Quantum each own 50% of Powder River.

G.       DEBT:

LINES OF CREDIT
---------------

         The Company has a $1,000,000 line of credit from a commercial bank. The line of credit bears interest at a variable rate (10.5% as of May 31, 2000). The weighted average interest rate for 2000 and 1999 was 9.8%. As of May 31, 2000, $650,000 was outstanding on this line of credit. The line of credit is secured by certain real property and a share of the net proceeds of fees from production from certain oil wells.

LONG-TERM DEBT
--------------

         The components of long-term debt as of May 31, 2000 and 1999 are as follows:

                                                                                   May 31,
                                                                     ----------------------------------
                                                                           2000               1999
                                                                           ----               ----
         Installment notes - secured by equipment;
             interest at 7.9% to 11.4%, matures in 2001-2005         $    315,500        $      88,200
         SGMC installment notes - secured by
             certain mining properties, interest at
             7.5% to 8.0%, maturity from 2001 - 2005                      740,800              767,900
         RMG installment note - secured by
             coalbed methane leases, interest at 8%
             due before December 31, 2000                                  106,200                --
         FNG installment note - secured by FNG
             equipment, interest at 8.9%
             maturity 2002                                                  21,700              56,600
                                                                     -------------       -------------
                                                                         1,184,200             912,700
         Less current portion                                             (284,100)           (126,000)
                                                                     -------------       -------------
                                                                     $     900,100       $     786,700
                                                                     =============       =============

         Principal  requirements  on  long-term  debt  are  $284,100;   $92,500;
$132,600;  $66,300;  $19,100;  $589,600  for the  years  2001  through  2005 and thereafter, respectively.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

H.       INCOME TAXES:

         The components of deferred taxes as of May 31, 2000 and 1999 are as follows:

                                                                       May 31,
                                                       --------------------------------------
                                                            2000                     1999
                                                            ----                     ----
         Deferred tax assets:
             Deferred compensation                     $      213,400         $      152,400
             Net operating loss carryforwards               9,583,200              6,234,900
             Tax Credits                                       17,900                143,800
             Non-deductible reserves and other              1,146,000                275,800
             Tax basis in excess of book basis              3,876,500              4,315,300
                                                       --------------         --------------
         Total deferred tax assets                         14,837,000             11,122,200
                                                       --------------         --------------

         Deferred tax liabilities:
             Development and exploration costs              2,014,300              1,928,300
                                                       --------------         --------------
         Total deferred tax liabilities                     2,014,300              1,928,300
                                                       --------------         --------------
                                                           12,822,700              9,193,900
         Valuation allowance                              (13,967,500)           (10,338,700)
                                                       --------------         --------------
         Net deferred tax liability                    $   (1,144,800)        $   (1,144,800)
                                                       ==============         ==============

         The Company has established a valuation allowance of $13,967,500 and $10,338,700 against deferred tax assets due to the losses incurred by the Company in past fiscal years. The Company's ability to generate future taxable income to utilize the NOL carryforwards is uncertain.

         The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                                       Year Ended May 31,
                                                      ----------------------------------------------------
                                                           2000                1999                 1998
                                                           ----                ----                 ----

      Expected federal income tax                     $  (3,618,200)     $  (3,960,500)     $    (320,300)
      Net operating losses not previously
         benefitted and other                               (10,600)           422,100            155,100
      Valuation allowance                                 3,628,800          3,538,400            165,200
                                                      -------------      -------------      -------------
         Income tax provision                         $       --         $       --         $       --
                                                      =============      =============      =============

         There were no taxes currently payable as of May 31, 2000, 1999 or 1998 related to continuing operations.

         At May 31, 2000, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $28,000,000 which will expire from 2001 to 2020 and investment tax credit carryforwards of $17,900 which, if not used, will expire from 2000 to 2001. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

         The Internal Revenue Service has audited the Company's and subsidiaries tax returns through the year ended May 31, 1996. The Company's income tax liabilities are settled through fiscal 1994. The audit of fiscal 1996 is complete and the Company has attended appeals hearings. A tentative settlement has been reached, however, final tax liability has not been determined. The Company does not expect that the resolution of the audit will have a material effect on the Company's financial position or results of operations.

I.       SEGMENTS AND MAJOR CUSTOMERS:

         The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties, although the Company has no producing mines. Other reportable industry segments include commercial operations, primarily real estate activities and, an airport fixed base operation, and construction activities. The following is information related to these industry segments:

                                                                     Year Ended May 31, 2000
                                               ------------------------------------------------------------------
                                                                                    Drilling/
                                                                  Commercial      Construction
                                                 Minerals         Operations       Operations       Consolidated
                                                 --------         ----------       ----------       ------------

Revenues                                       $     132,600    $  2,786,800      $  3,584,900    $    6,504,300
                                               =============    ============      ============
Interest and other revenues                                                                            1,269,500
                                                                                                  --------------
     Total revenues                                                                               $    7,773,800
                                                                                                  ==============

Operating (loss) profit                        $  (2,518,600)   $   (600,500)     $   (594,300)   $   (3,713,400)
                                               =============    ============      ============
Interest and other revenues                                                                            1,269,500
General corporate and other expenses                                                                  (8,195,000)
Equity in loss of affiliates                                                                              (2,900)
                                                                                                  --------------
     Loss before income taxes                                                                     $  (10,641,800)
                                                                                                  ==============

Identifiable net assets at May 31, 2000        $  17,543,700    $  4,880,900      $  2,163,300    $   24,587,900
                                               =============    ============      ============
Investments in affiliates                                                                                  9,600
Corporate assets                                                                                       6,278,600
                                                                                                  --------------
     Total assets at May 31, 2000                                                                 $   30,876,100
                                                                                                  ==============

Capital expenditures                           $   4,749,300    $    944,600      $  1,551,800
                                               =============    ============      ============
Depreciation, depletion and
     amortization                              $      72,600    $    148,100      $     155,400
                                               ============     ============      =============


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

                                                                 Year Ended May 31, 1999
                                            ------------------------------------------------------------------
                                                                Commercial      Construction
                                               Minerals         Operations       Operations       Consolidated
                                               --------         ----------       ----------       ------------

Revenues                                    $     238,200    $   2,977,800      $      --       $    3,216,000
                                            =============    =============      ===========
Interest and other revenues                                                                          7,637,600
                                                                                                --------------
     Total revenues                                                                             $   10,853,600
                                                                                                ==============

Operating loss                              $  (2,071,600)   $    (461,100)     $   (14,900)    $   (2,547,600)
                                            =============    =============      ===========
Interest and other revenues                                                                          7,637,600
General corporate and other expenses                                                               (16,679,400)
Equity in loss of affiliates                                                                           (59,100)
                                                                                                --------------
     Loss before income taxes                                                                   $  (11,648,500)
                                                                                                ==============

Identifiable net assets at
     May 31, 1999                           $  10,632,900     $  8,107,300       $  144,700     $   18,884,900
                                            =============     ============       ==========
Investments in affiliates                                                                               24,600
Corporate assets                                                                                    14,481,500
                                                                                                --------------
     Total assets at May 31, 1999                                                               $   33,391,000
                                                                                                ==============

Capital expenditures                        $     725,400     $    944,200       $      --
                                            =============     ============       ==========
Depreciation, depletion and
     amortization                           $     300,200     $    348,600       $   77,600
                                            =============     ============       ==========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

                                                                   Year Ended May 31, 1998
                                           --------------------------------------------------------------------
                                                               Commercial       Construction
                                               Minerals        Operations        Operations       Consolidated
                                               --------        ----------        ----------       ------------

Revenues                                   $   1,069,700     $   3,523,500      $      --        $    4,593,200
                                           ==============    =============      ============
Interest and other revenues                                                                           6,965,300
                                                                                                 --------------
     Total revenues                                                                              $   11,558,500
                                                                                                 ==============

Operating loss                             $    (595,100)    $     468,400      $    (36,400)    $     (163,100)
                                           =============     =============      ============
Interest and other revenues                                                                           6,965,300
General corporate and

     other expenses                                                                                  (7,209,900)
Equity in loss of affiliates                                                                           (575,500)
                                                                                                 --------------
     Loss before income taxes                                                                    $     (983,200)
                                                                                                 ==============

Identifiable net assets at
May 31, 1998                               $  22,235,700     $   7,717,400      $    208,200     $   30,161,300
                                           =============     =============      ============
Investments in affiliates                                                                               912,900
Corporate assets                                                                                     15,486,000
                                                                                                 --------------
     Total assets at May 31, 1998                                                                $   46,560,200
                                                                                                 ==============

Capital expenditures                       $   1,175,000     $     239,400      $      --
                                           =============     =============      ============
Depreciation, depletion and

        amortization                       $     243,900     $     298,600      $    115,100
                                           =============     =============      ============

         During fiscal 1999 and 1998 approximately 100% of mineral revenues were from the sale of uranium. There were no uranium sales during fiscal 2000.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

J.       SHAREHOLDERS' EQUITY:

         The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, as amended, reserves 2,750,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued 371,200 non-qualified options to certain of its executive officers, Board members and others at prices ranging from $2.75 to $2.90 per share. These options will expire on April 14, 2002 and April 30, 2002. During fiscal 1996, the Company issued 360,000 non-qualified options to employees at an exercise price of $4.00 per share, expiring on December 31, 2000. In fiscal 1997, the shareholders of USE ratified an amendment to the Option Plan and on that same date all outstanding non-qualified options were converted to qualified options by the Board of Directors of USE. During fiscal 1998, options were exercised for the purchase of 62,000 shares. During fiscal 1999, the Company issued 837,500 options under the Option Plan, including 299,462 non-qualified and 538,038 qualified options. The non-qualified options were issued at a price below fair market value, resulting in the recognition of $262,000 in compensation expense at the time of issuance.

         The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During fiscal 2000, 1999 and 1998, the Board of Directors of USE contributed 123,802, 89,600 and 49,470 shares to the ESOP at prices of $3.00, $4.00 and $6.57 per share, respectively. The Company has recognized $371,400, $358,400 and $324,600 in fiscal 2000, 1999, and 1998, respectively related to these contributions. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying Consolidated Balance Sheets.

         In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of the Company payable in shares of the Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors which was to provide incentive to the officers of the Company to remain with USE. The shares are to be issued annually pursuant to the recommendation of the Compensation Committee on or before January 15 of each year, beginning January 15, 1997, as long as each officer is employed by the Company. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of May 31, 2000, 215,158 total shares have been issued to the five officers of the Company and Crested under the 1996 Stock Award Plan.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

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

         During fiscal 1998, the Company and YSFC entered into an Exchange Rights Agreement (the "Agreement"). Under the Agreement the YSFC private placement shareholders and related broker agent had the right, but not the obligation, to exchange their shares in YSFC for USE common stock if YSFC's common shares were not listed and available for quotation on the NASDAQ marketing system by March 1998. The Company exchanged 677,167 shares of its common stock during fiscal 1999, at a fair value of $2,591,500, for 1,131,500 shares of YSFC common stock or 9% of the outstanding shares of YSFC. During fiscal 2000, the Company issued an additional 57,752 shares of its common stock valued at $206,900 for an additional 96,250 shares of YSFC common stock or an additional 1% of the outstanding shares of YSFC common stock. The exchange rate for USE shares was the price paid for the YSFC's common shares plus 10% per annum return to the investor from the date of purchase. The number of USE shares exchanged was based on the exchange rate for a share of USE common stock for the five business days prior to the date of notice given by the YSFC shareholder to exchange their shares.

         In January 1998, the Company entered into a warrant purchase agreement with another investment advisory firm to purchase 200,000 shares of the Company's common stock at an exercise price of $7.50/share expiring January 20, 2000. The warrants were issued in exchange for services to be provided during the period from January 1998 to January 1999. The Company determined the fair value associated with these warrants to be $264,000, which will be recognized ratably over the term of the related advisory agreement. Accordingly, $88,000 was recognized as expense in fiscal 1998 and $176,000 in fiscal 1999 and $27,000 in fiscal 2000.

         In February of 1999, the Company entered into a warrant purchase agreement with a consulting firm to purchase 20,000 shares of the Company's common stock at an exercise price of $2.62 expiring January 31, 2002. The warrants were issued in exchange for services to be provided during the period from February 1999 to February 2000. The Company determined the fair value associated with these warrants to be $36,000, which will be recognized ratably over the term of the consulting agreement. Accordingly, $9,000 was recognized as expense in fiscal 1999 and $27,000 in fiscal 2000.

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

         In February 1999, the Company entered into a consulting agreement with an individual to provide consulting and other services for a period of 24 months, commencing on February 8, 1999 and ending on January 31, 2001. As consideration for services to be performed, the Company granted the individual 25,000

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

shares of the Company's common stock at a grant price of $2.75 per share and entered into a 5 year warrant purchase agreement to purchase up to 75,000 shares of the Company's common stock at an exercise price of $2.25, expiring February 8, 2004. The Company determined the fair value associated with the stock grant to be $68,750 and the warrants to be $140,000, which will be recognized ratably over the term of the consulting agreement. Accordingly, $28,950 was recognized as expense in fiscal 1999 and 2000 related to this agreement.

         During fiscal 2000, the Company issued 200 shares of its $.01 par value mandatorily convertible preferred stock for $2,000,000. A commission of $160,000 was paid to an independent broker on this transaction. This preferred stock is mandatorily convertible into either 677,667 shares of common stock of RMG or into shares of common stock of the Company at the market price of the Company's common stock on the date of conversion. The preferred shares are convertible at the earlier of the date RMG completes an initial public offering of its common stock or April 11, 2002. The convertible preferred shares pay dividends at the rate of 7.5% per annum while they are outstanding. These preferred shares have been reflected outside of shareholders' equity in the accompanying consolidated balance sheets due to the convertible nature of the securities into common stock of RMG.

         The Board of Directors of the Company issues shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets as such shares are forfeitable to the Company until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn out dates of certain individuals were extended until retirement. For the years ended May 31, 2000, 1999 and 1998, the Company had compensation expense of $201,000, $173,300 and $119,700 respectively, resulting from these issuances. A schedule of total forfeitable shares for the Company is set forth in the following table:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

               Issue                    Number              Issue                 Total
               Date                    of Shares            Price             Compensation
               ----                    ---------            -----             ------------

         May 1990                        40,300           $  9.75            $   392,900
         June 1990                       66,300             11.00                729,300
         November 1992                   10,660               N/A                    N/A
         May 1993                        20,000              3.375                67,500
         November 1993                   18,520              3.00                 55,600
         January 1994                    18,520              4.00                 74,100
         January 1995                    13,520              3.75                 50,700
         February 1996                    7,700             15.125               116,500
         December 1996                   28,380             10.875               308,600
         December 1996                    8,452             11.50                 97,200
                                       --------                              -----------
         Balance at
           May 31, 1997                 232,352                                1,892,400

         August 1997                      7,320             10.875                79,600
         August 1997                      5,706             10.875                62,100
         May 1998                        67,000              6.56                439,500
                                       --------                              -----------
         Balance at
            May 31, 1998                312,378                                2,473,600

         May 1999                        67,000              4.00                268,000
         Shares earned                  (40,170)             --                 (269,900)
                                       --------                              -----------
         Balance at
           May 31, 1999                 339,208                                2,471,700

         May 2000                        67,000             $3.00                201,000
           Shares earned                 (9,600)            --                   (88,100)
                                       --------                              -----------
         Balance at May 31, 2000        396,608                              $ 2,584,600
                                       ========                              ===========

         During  2000  and  1999,   9,600  and  40,170   shares   were   earned,
respectively. No shares were earned in fiscal 1998.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

         SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted using the Black-Scholes pricing model and the following weighted average assumptions (no options were granted during 2000 and 1998):

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

                                                             2000
                                                             ----

                  Risk-free interest rate                    4.65%
                  Expected lives                           10 years
                  Expected volatility                        102%
                  Expected dividend yield                     0%

         To estimate expected lives of options for this valuation, it was assumed options will be exercised upon expiration at the end of the ten years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures, was $0, $2,314,700 and $98,100 for 2000, 1999 and 1998, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                                           Year Ended May 31,
                                                 ----------------------------------------------------------------
                                                        2000                      1999                1998
                                                        ----                      ----                ----
Net loss to common shareholders
     As reported                                 $    (10,662,600)       $    (11,648,500)      $      (983,200)
     Pro forma                                   $    (10,662,600)       $    (13,963,200)      $    (1,081,300)
Net loss per common share
     As reported, Basic                          $          (1.39)       $          (1.63)      $          (.15)
     As reported, Diluted                        $          (1.33)       $          (1.63)      $          (.15)
     Pro forma, Basic                            $          (1.39)       $          (1.96)      $          (.16)
     Pro forma, Diluted                          $          (1.33)       $          (1.96)      $          (.16)

         Weighted average shares used to calculate pro forma net loss per share were determined as described in Note B, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

         A summary of the Stock Option Plan activity for the years ended May 31, 2000 and 1999 is as follows:

                                                                  2000                          1999
                                                     ---------------------------     -------------------------
                                                                       Weighted                       Weighted
                                                                        Average                        Average
                                                                       Exercise                       Exercise
                                                        Options          Price          Options         Price
                                                        -------          -----          -------         -----
         Outstanding at beginning of year               1,300,200         2.79           534,700         $3.34
         Granted                                             --            --            837,500         $2.55
         Canceled                                            --            --            (67,000)        $4.00
         Exercised                                           --            --             (5,000)        $4.00
                                                     ------------                    -----------
         Outstanding at end of year                     1,300,200         2.79         1,300,200         $2.79
                                                     ============                    ===========
         Exercisable at end of year                     1,300,200         2.79         1,223,200         $2.72
                                                     ============                    ===========

         The following table summarized information about employee stock options outstanding and exercisable at May 31, 2000:

                                              Weighted
     Weighted           Number of             Average               Number
      Average            Options             Remaining            of Options
     Exercise        Outstanding at         Contractual         Exercisable at
       Price          May 31, 2000         Life in years         May 31, 2000
       -----          ------------         -------------         ------------

      $2.00              312,500               8.50                  312,500
       2.75               49,400               1.92                   49,400
       2.88              525,000               8.50                  525,000
       2.90              264,300               1.88                  264,300
       4.00              149,000                .50                  149,000
                       ---------                                   ---------
                       1,300,200                                   1,300,200
                       =========                                   =========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

K.       COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

         SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

         In 1991, disputes arose between the Company through USECC and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the SMP partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated against USECC by CRIC in June 1991 before the American Arbitration Association ("AAA"). A three member panel of the AAA held hearings on the SMP issues and entered an Order and Award in April 1996 and clarifying it in July 1996. The Order and Award were confirmed by the U.S. District Court of Colorado in its Second Amended Judgment (the "Judgment") in June 1997. The Judgment ordered Nukem/CRIC to pay USECC a monetary award and ordered the uranium purchase contracts Nukem entered into with three CIS republics including the purchase rights, the uranium acquired pursuant to those rights and the profits therefrom, be impressed with a constructive trust in favor of SMP of which USECC owned one half. Nukem appealed the judgment to the 10th Circuit Court of Appeals ("10th CCA"). On October 22, 1998, the 10th CCA issued its Order and Judgment affirming the District Court's Judgment (without modification).

         On November 13, 1998, Nukem/CRIC filed a motion for entry of full satisfaction of the Judgment if Nukem/CRIC paid only the balance remaining due on the monetary portion of the Judgment. USECC responded opposing the motion and requested payment of the balance of the monetary award. On February 8, 1999, the District Court denied the motion of Nukem/CRIC for entry of final satisfaction of the Judgment and ordered Nukem/CRIC to forthwith pay USECC the balance of $5,971,600 plus interest of $105,700. Nukem/CRIC made that payment to USECC on February 9, 1999.

         On April 28, 1999, USECC filed a petition in the U.S. District Court to dissolve SMP and for an accounting. Nukem/CRIC responded that the District Court did not have jurisdiction and again filed a motion seeking entry of final satisfaction of the Judgment. On July 16, 1999, the District Court again denied the motion of Nukem/CRIC for entry of final satisfaction of Judgment and denied USECC's petition for dissolution because neither USECC nor Nukem/CRIC petitioned the Court for dissolution of SMP before the Court entered its Second Amended Judgment. On August 2, 1999, Nukem/CRIC filed a Notice of Appeal to the 10th CCA of the District Court's July 16, 1999 Order. Thereafter, USECC filed a request with the District Court for post judgment assistance to compel Nukem to account for its profits on the CIS contracts. This request was denied. USECC filed a motion to dismiss the appeal of Nukem/CRIC to the 10th CCA, which is also pending. On or about March 7, 2000, Nukem and CRIC filed their opening brief with the 10th CCA. USECC filed its answer brief on April 10, 2000 and Nukem and CRIC filed their reply brief and the appeal is pending.

         TOWNSITE LITIGATION

         In fiscal 1998, a prior contract operator of the restaurant and lounge at Ticaboo, UT, and two employees supervising the motel and convenience store (owned by Canyon Homesteads, Inc.) and their corporation Dejavue, Inc. sued USE, Crested and others in the Utah 3rd District State Court. One of the

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

plaintiffs received a judgment against USE. USE appealed the judgment to the Utah Court of Appeals and the appeal was denied. USE petitioned for a writ of certiorari and the Utah Supreme Court denied the petition. On April 26, 2000, USE paid $294,787 being the full amount of the judgment with interest. USE is seeking reimbursement of the payment from USE's insurance company.

         BOND GOLD BULLFROG INC. LITIGATION

         USECC is a defendant and counter- or cross-claimant in certain litigation in the district Court of the Fifth Judicial District of Nye County, Nevada, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground gold mine. USECC asserted certain interests in the claims under an April 1991 assignment and lease from Parador, which is subject to the lease to BGBI's predecessor. After a trial, the Court found against certain of the parties including Parador and USECC on their claims for extra lateral rights and BGBI on its claims. Parador, USECC and BGBI all appealed the decision to the Nevada Supreme Court. The appeal is pending.

         DEPARTMENT OF ENERGY LITIGATION

         On July 20, 1998, eight uranium mining companies with operations in the United States, including U.S. Energy Corp., Crested, YSFC and the Uranium Producers of America (a trade organization) filed a complaint against the United States Department of Energy (the "DOE) in a lawsuit (file no. 98 CV 1775) in the United States District Court, Cheyenne, Wyoming. The complaint seeks declaratory judgment and injunctive relief. The DOE filed a motion to dismiss the complaint claiming that the U.S. Congress withdrew its consent to be sued in connection with the USEC Inc. privatization and that USEC Inc. must be joined as an indispensable party. The State of Wyoming moved to join in the litigation on behalf of the plaintiffs. A hearing was held on the motions on January 8, 1999 before the U.S. District Court in Cheyenne, Wyoming. The Court took the motions under advisement and to date, has not entered a decision.

         CONTOUR DEVELOPMENT LITIGATION

         On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado (Case No. 98 WM 1630) against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (collectively "Contour") seeking compensatory and consequential damages from the defendants for dealings in certain real estate.

         Specifically, USE alleges that Contour has breached contracts for the sale of the Company's Gunnison properties, and is in default on the promissory notes delivered to pay for the Gunnison properties. USE also alleges a pattern of fraud, interference with contractual relation, breach of fiduciary duty, conversion of USE's security for payment of the promissory notes unjust enrichment in Contour's dealings with the Company regarding such real estate. Contour answered denying all allegations of wrongdoing, asserting certain counterclaims, which USE has denied, and claiming that the Company's refusal to consent to a requested transfer of one of the properties excused Contour from paying the balances due on the promissory notes.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

Three of the defendants also filed motions to dismiss seeking relief from USE's notice of lis pendens. That motion was not granted pending further discovery. Settlement discussions have not been fruitful and USE is expected to resume the litigation against all defendants other than Val Olsen who petitioned for protection under Chapter 7 of the Bankruptcy Code and Gunnison Center Properties, L.L.C. which petitioned for protection under Chapter 11 of the Bankruptcy Code and several of Gunnison Center properties have been sold. The remaining defendants own other property which USE believes has sufficient value to satisfy any judgment that USE may obtain.

         SGMC LITIGATION

         On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the Final Subsequent Environmental Impact Report (FSEIR) and approving the amended Conditional Use Permit (CUP).

         A hearing was held on June 7, 1999, and on August 30, 1999, the Honorable Susan C. Harlan, Judge of the Superior Court in Amador County, issued a detailed written Memorandum of Opinion, denying every cause of action of Appellants'/Petitioners' Petition for Writ of Mandate, and upholding the County's certification of the FSEIR and approval of the amended CUP. In September 1999, the Concerned Citizens appealed Amador County Superior Court's decision to the Court of Appeals of the State of California Third Appellate District. On appeal, Appellants presented a more targeted approach, alleging only two violations of the Planning and Zoning Law and two violations of California Environmental Quality Act (CEQA). SGMC and the County filed their respective Respondent Briefs in March 2000. The appeal before the Court of Appeals is pending.

         DENNIS SELLEY ET AL VS U.S. ENERGY CORP., CRESTED CORP. ET AL. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp., Crested Corp., Plateau and USECC, alleging that the defendants were negligent as a landlord in renting a double wide trailer (converted to a bunkhouse) near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and seek various unspecified damages. Discovery is underway and the defendants have filed motions to stay the trial scheduled for September 25, 2000 because of the declaratory judgment action filed in Utah which may be dispositive of all issues. The motions are pending.

         DECLARATORY JUDGMENT ACTION. The Workers Compensation Fund of Utah (the "Fund") filed a complaint for declaratory relief on July 26, 1999 against U.S. Energy Corp., Crested, Plateau, Lexington Insurance Company, Dennis Selley, as personal representative for the estate of Hannah Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The suit is to determine if Hannah Selley died in the course of her employment and the Fund's and Lexington Insurance Company's obligation to defend and indemnify the Company in the above Hannah Selley case. Lexington Insurance Company and the Company filed a joint motion for summary judgment in the case on July 21, 2000 alleging among other allegations that Hannah Selley was in the course and scope of her employment at the

                                        U.S. ENERGY CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   MAY 31, 2000

                                                    (CONTINUED)

time of her death. The Selleys filed their opposition to the motion on or about July 31, 2000. The motion is pending.

         KENNECOTT URANIUM LITIGATION

         On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott is seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont county, WY in Civil Action No. 31322.

         On March 13, 2000, the Company filed an answer denying the various allegations of Kennecott and counterclaims against plaintiff Kennecott and its parent Rio Tinto plc. The Company also filed a separate third party complaint against Rio Tinto plc. Kennecott filed a motion to dismiss the complaint and Rio Tinto filed a motion for judgment on the pleadings. A hearing date on the respective motions was set for May 30, 2000 but was continued for a time in September or October, 2000 to be set by the Court, as the parties attempted to negotiate a settlement. On July 14, 2000, Kennecott and USECC entered into a partial settlement wherein Kennecott paid USECC $250,000 to settle claims peripheral to the case concerning accounts receivables and other minor claims for work done and equipment used and mobilized by USECC for the GMMV. The litigation was settled on September 11, 2000. See Note M.

RECLAMATION AND ENVIRONMENTAL LIABILITIES

         Most of the Company's mine development, exploration and operating activities are subject to federal and state regulations that require the Company to protect the environment. The Company conducts its mining operations in accordance with these regulations. The Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.

         The majority of the Company's environmental obligations relate to former mining properties acquired by the Company. Since the Company currently does not have properties in production, the Company's policy

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

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

         As of May 31, 2000, the Company has recorded estimated reclamation obligations, including standby costs, of $8,906,800 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

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

SMP
---

         The Company is responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 2000 and the balance in the reclamation liability account at May 31, 2000 of $1,496,800 is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company self bonded this obligation by mortgaging certain of its real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

GMMV
----

         During fiscal 1991, the Company acquired developed mineral properties on Green Mountain known as the Big Eagle Property. In connection with that acquisition, the Company agreed to assume reclamation and other environmental liabilities associated with the property. Reclamation obligations imposed by regulatory authorities were established at $7,300,000 at the time of acquisition. Immediately after the acquisition, the Company transferred a one-half interest to Kennecott, with Kennecott and the Company contributing their ownership in the Big Eagle properties to GMMV, which assumed the reclamation and other environmental liabilities. Kennecott provides bonding for the reclamation obligations for the benefit of GMMV.

         As part of the settlement of the GMMV litigation with Kennecott, the Company has been released from any and reclamation and environmental obligations related to the GMMV. See Note M.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                   (CONTINUED)

SUTTER GOLD MINING COMPANY

         SGMC is currently owned 62% by the Company, 4% by Crested and 34% by private investors. SGMC owns gold mineral properties in California. Currently, these properties are on standby and have never been in production. Reclamation obligations are covered by a $27,000 reclamation bond which SGMC has recorded as a reclamation liability as of May 31, 2000.

PLATEAU RESOURCES, LIMITED

         The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of May 31, 2000, Plateau held a cash deposit for reclamation in the amount of $7,952,600 which management believes will satisfy the obligation of reclamation.

EXECUTIVE COMPENSATION

         The Company and USE are committed to pay the estates of certain of their officers one years' salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company and USE at the time of total disability or death.

L.       DISCONTINUED OPERATIONS.

         In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. The Company has also since been paid in full on the $1,000,000 balance. In addition, the Company is entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The Company received payments of $52,000, $94,900 and $292,600 for profits in 2000, 1999 and 1998, respectively.

M.       SUBSEQUENT EVENT

         On September 11, 2000, the Company entered into a Settlement agreement with Kennecott related to the pending legal dispute discussed in Note K. In connection with this Settlement agreement, the Company has transferred its ownership interests in the GMMV to Kennecott, including its ownership interest in the Sweetwater Mill, the Jackpot Mine, the Big Eagle Mine and shop, and all patented and unpatented mining claims. The Company will receive various machinery and equipment held by the GMMV at the Jackpot Mine and $3.25 million of cash payments from Kennecott. In addition, Kennecott has assumed all the liabilities of the GMMV, including all reclamation and bonding requirements, except the reclamation liability associated with the Green Mountain Ion Exchange.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 2000, the Registrant will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(a)  The  following  financial  statements  are filed as a part of the Report in
     Item 8:

     Consolidated Financial Statements                                 Page No.
                                                                       --------

     U.S. Energy Corp. and Subsidiaries

         Report of Independent Public Accounts...............................43

         Consolidated Balance Sheets - May 31, 1999 and 1998..............44-45

         Consolidated Statements of Operations

         for the Years Ended May 31, 1999, 1998, and 1997.................46-47

         Consolidated Statements of Shareholders'
         Equity for the Years Ended May 31, 1999, 1998, and 1997..........50-49

         Consolidated Statements of Cash Flows

         for the Years Ended May 31, 1999, 1998, and 1997.................51-53

         Notes to Consolidated Financial Statements.......................54-81

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

     Exhibit                                                          Sequential
       No.                 Title of Exhibit                            Page No.
     --------   ------------------------------------------------      ---------

     3.1        USE Restated Articles of Incorporation.....................[4]

     3.1(a)     USE Articles of Amendment to
                Restated Articles of Incorporation.........................[8]

     3.1(b)     USE Articles of Amendment to
                Restated Articles of Incorporation (June 27, 2000)..........89

     3.2        USE Bylaws, as amended through April 22, 1992..............[8]

     4.1        Shamrock Partners, Ltd. 1/9/96 Warrant
                to Purchase 200,000 Common Shares of USE..................[13]

     4.2        USE 1998 Incentive Stock Option Plan
                and Form of Stock Option Agreement 1/99...................[26]

     4.3        USE Restricted Stock Bonus Plan,
                as amended through 2/94...................................[13]

     4.4        Form of Stock Option Agreement,
                and Schedule, Options Issued 1/96.........................[14]

     4.5        1/8/97 Amendment to Shamrock Partners, Ltd.
                1/9/96 Warrant to Purchase 200,000
                Common Shares of USE......................................[15]

     4.6        Amendment to USE 1989 Incentive
                Stock Option Plan (12/13/96)..............................[15]

     4.7        USE 1996 Stock Award Program (Plan).......................[15]

     4.8        USE Restated 1996 Stock Award Plan and
                Amendment to USE 1990 Restricted Stock Bonus Plan.........[15]

     4.9        Agreement with Sunrise Financial Group (12/1/97)..........[22]

     4.10       Sunrise Financial Group 1/9/98 Warrant to
                Purchase 225,000 Common Shares of USE.....................[22]

     4.11       Agreement with Shamrock Partners, Ltd. (1/20/98)..........[23]

     4.12       Shamrock Partners, Ltd Warrant to Purchase
                200,000 Common Shares of USE (1/23/98)....................[24]

     10.1       USECC Joint Venture Agreement
                - Amended as of 1/20/89....................................[2]

     10.2       Management Agreement with USECC............................[7]

     10.3-10.4  [intentionally left blank]

     10.5       Assignment and Lease - Parador.............................[7]

     10.6       Employment Agreement - Daniel P. Svilar....................[4]

     10.7       Airport Ground Lease - City of Riverton....................[7]

     10.8       Executive Officer Death Benefit Plan.......................[4]

     10.9 - 10.10  [intentionally left blank]

     10.11      Sweetwater Mill Acquisition Agreement......................[7]

     10.12 - 10.17  [intentionally left blank]

     10.18      Master Agreement - Mt. Emmons/AMAX.........................[1]

     10.19      [intentionally left blank]

     10.20      Promissory Notes - ESOP/USE................................[6]

     10.21      Self Bond Agreement with WY DEQ
                - Crooks Gap Properties....................................[2]

     10.22      Security Agreement - ESOP Loans............................[6]

     10.23 - 10.27   [intentionally left blank]

     10.28      Memorandum of Joint Venture Agreement - GMMV...............[4]

     10.29      Memorandum of Partnership Agreement  - SMP.................[2]

     10.30 - 10.31  [intentionally left blank]

     10.32      Employee Stock Ownership Plan..............................[2]

     10.33      [intentionally left blank]

     10.34      Form of Stock Option Agreement and Schedule
                - 1989 Plan................................................[4]

     10.35      Severance Agreement (Form).................................[8]

     10.36      1992 Stock Compensation Plan Non-Employee Directors........[8]

     10.37      Executive Compensation (John L. Larsen)....................[8]

     10.38      Executive Compensation (Non-qualified Options).............[8]

     10.39      ESOP and Option Plan Amendments (1992).....................[8]

     10.40      Plateau Acquisition - Stock Purchase Agreement
                and Related Exhibits.......................................[9]

     10.41 - 10.42 [intentionally left blank]

     10.43      Acquisition Agreement between
                Kennecott Uranium Company,
                USE and USECC regarding GMMV (6/23/97)....................[16]

     10.44 - 10.47 [intentionally left blank]

     10.48 Exhibit I to Acquisition Agreement (see 10.43) - Fourth Amendment of Mining Venture Agreement among
                Kennecott Uranium Company, USE and USECC..................[21]

     10.49      USE/Dominick & Dominick Securities, Inc.  Stock
                Purchase Agreement for 157,530 Common Shares of USE.......[22]

     10.50      USE/BPI Canadian Resource Fund Stock Purchase
                Agreement for 125,341 Common Shares of USE................[22]

     10.51      USE/BPI Canadian Opportunities II Fund Stock
                Purchase Agreement for 125,341 Common Shares of USE.......[22]

     10.52      USE/BPI Canadian Small Companies Fund Stock
                Purchase Agreement for 250,683 Common Shares of USE.......[22]

     10.53      USE/Yellow Stone Fuels Corp.
                Exchange Rights Agreement.................................[28]

     10.54 - 10.57 [intentionally left blank]

     10.58      Outsourcing  and Lease Agreement
                between YSFC and USECC....................................[15]

     10.59      Convertible Promissory Note from YSFC to USECC............[15]

     10.60      [intentionally left blank]

     10.61      [intentionally left blank]

     10.62      Agreement for Purchase and Sale of Assets
                (Rocky Mountain Gas, Inc.  and Quantum Energy L.L.C.........92

     21.1       Subsidiaries of Registrant................................[15]

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

(b)      Reports filed on Form 8-K.

         During the fourth quarter of the fiscal year ended on May 31, 2000, the Registrant filed no Form 8-K Reports.

(c)  Required exhibits are attached hereto and listed above under Item 14(a)(3).

(d)  Required financial statement  schedules  are listed and  attached hereto in
     Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                U.S. ENERGY CORP. (Registrant)


Date:    September 11, 2000            By:         /s/ John L. Larsen
                                                --------------------------------
                                                JOHN L. LARSEN,
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    September 11, 2000            By:         /s/ John L. Larsen
                                                --------------------------------
                                                JOHN L. LARSEN, Director


Date:    September 11, 2000            By:         /s/ Keith G. Larsen
                                                --------------------------------
                                                KEITH G.  LARSEN, Director


Date:    September 11, 2000            By:         /s/ Harold F. Herron
                                                --------------------------------
                                                HAROLD F. HERRON, Director


Date:    September __, 2000            By:
                                                --------------------------------
                                                DON C. ANDERSON, Director


Date:    September __, 2000            By:
                                                --------------------------------
                                                DAVID W. BRENMAN, Director


Date:    September 11, 2000            By:         /s/ Nick Bebout
                                                --------------------------------
                                                NICK BEBOUT, Director

Date:    September 11, 2000            By:         /s/ H. Russell Fraser
                                                --------------------------------
                                                H. RUSSELL FRASER, Director


Date:    September 11, 2000            By:         /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer and
                                                Chief Accounting Officer