Form 10-Q
period 2000-08-31
US ENERGY CORP
filed 2000-10-16
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

         Wyoming                                                83-0205516
------------------------------------------------        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

877 North 8th West, Riverton, WY                                  82501
------------------------------------------------        ------------------------
(Address of principal executive offices)                        (Zip Code)

Company's telephone number, including area code:              (307) 856-9271
                                                        ------------------------

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


                            YES     X               NO
                                  -----                 -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 15, 2000
--------------------------------------------     -------------------------------
    Common stock, $.01 par value                        9,041,261 Shares

                        U.S. ENERGY CORP. & SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

                Condensed Consolidated Balance Sheets
                August 31, 2000 and May 31, 2000.............................3-4

                Condensed Consolidated Statements of
                Operations Three Months Ended
                August 31, 2000 and 1999.......................................5

                Condensed Consolidated Statements of Cash Flows
                Three Months Ended August 31, 2000 and 1999....................6

                Notes to Condensed Consolidated
                Financial Statements...........................................7

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............8-10

PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings.............................................11

ITEM 6.         Exhibits and Reports on Form 8-K..............................11

                Signatures....................................................12


                          PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                        August 31,      May 31,
                                                           2000          2000
                                                       ------------   ----------
                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                           $1,179,900   $ 916,400
    Accounts receivable
        Trade, net of allowance for doubtful accounts    1,076,800   1,055,000
        Affiliates                                         168,900     508,900
    Current portion of long-term notes receivable, net      91,800         -
    Assets held for resale & other                         964,700     846,800
    Inventory                                              128,900     129,700
                                                       -----------   -----------
        Total current assets                             3,611,000   3,456,800

INVESTMENTS AND ADVANCES
    Affiliates                                              12,500       9,600
    Restricted investments                               9,367,900   9,361,000
                                                       -----------   -----------
        Total investments and advances                   9,380,400   9,370,600

PROPERTIES AND EQUIPMENT                                27,516,800  27,705,800
    Less accumulated depreciation,
        depletion and amortization                     (10,799,700) (10,948,900)
                                                       -----------   -----------
        Total properties and equipment                  16,717,100   16,756,900

OTHER ASSETS:
    Accounts and notes receivable:
        Real estate sales                                   54,100       58,600
        Employees                                          304,200      295,200
    Deposits and other                                     886,600      938,000
                                                       -----------   -----------
        Total other assets                               1,244,900    1,291,800
                                                       -----------   -----------
                                                       $30,953,400  $30,876,100
                                                       ===========   ===========



            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     August 31,        May 31,
                                                       2000              2000
                                                ----------------  --------------
                                                    (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses            $1,923,200      $1,683,800
    Deferred GMMV purchase option                     4,000,000       4,000,000
    Current portion of long-term debt                   452,900         284,100
    Line of credit                                      850,000         650,000
                                                  --------------   -------------
        Total current liabilities                     7,226,100       6,617,900

LONG-TERM DEBT                                        1,158,900         900,100

RECLAMATION LIABILITY                                 8,906,800       8,906,800

OTHER ACCRUED LIABILITIES                             2,984,800       3,073,500

DEFERRED TAX LIABILITY                                1,144,800       1,144,800

MINORITY INTERESTS                                    1,129,000       1,124,600

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
    $.01 par value; 396,608 shares issued,
    forfeitable until earned                          2,584,600       2,584,600

PREFERRED STOCK,
    $.01 par value; 100,000 shares authorized
    200 shares issued or outstanding;                 1,840,000       1,840,000

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000 shares authorized;
      8,763,155 shares issued                            87,700          87,700
    Additional paid-in capital                       37,797,700      37,797,700
    Accumulated deficit                             (30,776,600)    (30,071,200)
    Treasury stock at cost, 944,725 shares           (2,639,900)     (2,639,900)
    Unrealized gain on investments                          -               -
    Unallocated ESOP contribution                      (490,500)       (490,500)
                                                  --------------   -------------
        Total shareholders' equity                    3,978,400       4,683,800
                                                  --------------   -------------
                                                    $30,953,400     $30,876,100
                                                  ==============   =============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           August 31,
                                              ----------------------------------
                                                  2000                   1999
                                                  ----                   ----

REVENUES:
    Contract drilling and construction           $2,119,000          $    -
    Commercial operations                         1,424,200           1,083,300
    Management fees and other                       135,600             119,700
    Gain (loss) on sales of assets                  134,600               -
    Oil sales                                        40,200              10,900
    Mineral sales                                    33,300              34,300
    Interest                                         56,200             225,900
                                            ---------------      ---------------
                                                  3,943,100           1,474,100

COSTS AND EXPENSES:
    Contract drilling and construction operations 1,691,400               2,700
    Commercial operations                         1,038,000             925,600
    General and administrative                      980,000           1,165,800
    Oil production                                   21,200               1,900
    Mineral operations                              899,300             549,400
    Interest                                         35,200               4,900
                                             --------------       --------------
                                                  4,665,100           2,650,300
                                             --------------       --------------

(LOSS) INCOME BEFORE MINORITY INTEREST
    AND EQUITY LOSS OF AFFILIATES                  (722,000)         (1,176,200)

MINORITY INTEREST IN LOSS (GAIN) OF
    CONSOLIDATED SUBSIDIARIES                        27,300              65,000

EQUITY IN LOSS OF AFFILIATES                            -                  (400)
                                            ---------------       --------------

LOSS BEFORE INCOME TAXES                           (694,700)         (1,111,600)

PROVISION FOR INCOME TAXES                              -                   -
                                             --------------       --------------

NET LOSS                                          $(694,700)        $(1,111,600)

PREFERRED STOCK DIVIDENDS                           (10,700)                -
                                             --------------      ---------------

NET LOSS TO COMMON SHAREHOLDERS                   $(705,400)        $(1,111,600)
                                             ==============       ==============

NET LOSS PER SHARE, BASIC                            $(0.09)             $(0.15)
                                             ==============       ==============

NET LOSS PER SHARE, DILUTED                          $(0.09)             $(0.15)
                                             ==============       ==============

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                            7,818,430           7,258,291
                                            ===============       ==============

DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                            8,215,038           7,258,291
                                             ==============      ===============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             August 31,
                                                 -------------------------------
                                                         2000          1999
                                                         ----          ----
                                                      (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(705,400)    $(1,111,600)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority interest in loss of
         consolidated subsidiaries                      (27,300)        (65,000)
      Issuance of stock for additional investment in YSFC   -           207,100
      Depreciation                                      106,700         121,200
      Equity in loss from affiliates                        -               400
      Gain on sale of assets                           (134,600)            -
      Other                                              41,700          47,900
      Net changes in assets and liabilities             306,900        (351,400)
                                                ----------------  --------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                 (412,000)     (1,151,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                       (4,400)         (8,800)
  Development of gas properties                        (158,300)            -
  Proceeds from sale of property and equipment          274,100             -
  Increase in restricted investments                     (6,900)       (117,400)
  Purchase of property and equipment                    (43,700)       (212,600)
  Changes in notes receivable, net                          -            (9,400)
  Investments in affiliates                             (12,900)       (167,500)
                                                ---------------   --------------
NET CASH (USED IN) PROVIDED BY
   INVESTING ACTIVITIES                                  47,900        (515,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                          526,400         181,300
  Net (repayment on) proceeds from lines of credit      200,000             -
  Repayments of long-term debt                          (98,800)        (54,500)
                                                 ---------------  --------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                  627,600         126,800
                                                 ---------------  --------------

NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS                            263,500      (1,540,300)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   916,400      10,173,000
                                                ---------------   --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $1,179,900      $8,632,700
                                                ===============   ==============

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                                   $      -        $      -
                                                ===============   ==============

   Interest paid                                        $35,200          $4,900
                                                ===============   ==============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of August 31, 2000, the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2000, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 2000 and May 31, 2000, the results of operations and cash flows for the three months ended August 31, 2000 and 1999.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-K. The results of operations for the periods ended August 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned and controlled subsidiaries: Energx Ltd. (90%), Crested (52%), Plateau Resources Limited (100%), Sutter Gold Mining Co. (63%), Yellow Stone Fuels Corp. ("YSFC") (35.9%), Four Nines Gold, Inc. (50.9%), Ruby Mining Company (91%), Northwest Gold, Inc. (96%) and Rocky Mountain Gas, Inc. (82%). All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and standby costs of $11,891,600 are the reclamation liability at the SMP mining properties and the Shootaring Uranium Mill. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended August 31, 2000 be read in conjunction with the Company's Form 10K for the year ended May 31, 2000. Overview of Business

     The Company is engaged in the mineral development and extraction business. The Company has interests in a uranium mine and mill in southern Utah, uranium mines in central Wyoming, a gold property in California, coalbed methane properties in the Powder River Basin in Wyoming and Montana and various real estate operations including a motel operation near Lake Powell, Utah.

     All  these  business  are  operated  in  conjunction   with  the  Company's
subsidiary Crested Corp. . ("Crested") through a joint venture between the two companies, USECB Joint Venture ("USECB").
Liquidity and Capital Resources

     The Company's working capital deficit at May 31, 2000 of $3,161,000 increased to a working capital deficit of $3,615,100 at August 31, 2000. This increase of $454,100 in the working capital deficit was caused by increased accounts payable of $239,400, additional drawing down of the letter of credit $200,000, and increases in the current portion of long term debt to third parties of $168,800.

     Accounts payable increased as a result of the Company's continued drilling of Coalbed Methane wells and the construction of infrastructure for third parties. Due to late payments from third parties, the Company's accounts payable amounts increased during the quarter. Current portion of long term debt increased as a result of financing the Company's annual insurance premiums and a financing on the Company's real estate operations in southern Utah.

     These increases in the working capital deficit were offset by increased cash on hand, $263,500 increased accounts receivable from third parties in the Coalbed Methane business, $21,800, and an increase in other assets, $117,900.

     During the three months ended August 31, 2000, operations consumed $412,000 while investing and financing activities generated $47,900 and $627,600 respectively for a net increase in cash of $263,500. The increase in cash from financing activities was a result of financing the Company's annual insurance premiums, $219,400, additional draw downs on the Company's line of credit, $200,000, and a financing on the Company's real estate operations in southern Utah, $307,000. These increases in long term debt were offset by payments of $98,800 on the debt. Investing activities resulted in increased cash primarily as a result of the sale of the shop and associates land to an affiliated company. The Company sold the shop to provide for short term capital needs. The Company has the option to repurchase the shop.

Capital Resources

     The primary source of the Company's capital resources are cash on hand; collection of receivables from contract construction and drilling operations at August 31, 2000, projected equity financing of its Coalbed methane affiliate Rocky Mountain Gas, ("RMG"); sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties, proceeds under the line of credit; receipt of cash from the GMMV settlement; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming.

     The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At August 31, 2000, the line of credit had been drawn down by $850,000. The line of credit is being used for short term working capital needs associated with operations. The Company also has a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over 10 years.

     The Company entered into a settlement agreement with Kennecott Energy ("Kennecott") on September 11, 2000. This settlement agreement was entered into to resolve all issues in a legal dispute among the companies who were partners in the Green Mountain Mining Venture ("GMMV"). As a result of the settlement, the Company received from Kennecott $1,375,000 five days after the closing and will receive $1,625,000 in January 2001. Kennecott assumed the reclamation liabilities on the Sweetwater uranium mill and mining properties of the GMMV. The Company is responsible for the reclamation clean up of the GMIX plant which had been used in the recovery of uranium by other companies.

     The Company believes that these cash resources will be sufficient to sustain operations during fiscal 2001. The capital resources at August 31, 2000, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business. RMG is seeking additional equity financing or an industry partner arrangement to develop its coalbed methane leases.

Capital Requirements

     The Company funds the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill, real estate commercial operations and the development of the coalbed methane gas properties.

     In September 2000, the Company determined that the contract drilling and construction work that it had been doing in the Powder River Basin of Wyoming and Montana for others was not profitable and the payment for services performed was too slow. As a result of this decision all operations on a contract basis were stopped. The Company is currently in the process of evaluating which equipment will be needed to develop the RMG properties. Any surplus equipment is being sold or will be auctioned. This decision to curtail operations has dramatically reduced personnel and operational expenses.

     The Company through RMG is responsible to make delay rental payments on coalbed methane leases. During the balance of fiscal 2001, the Company will be required to fund $285,300 in delay rentals and option payments. In addition RMG is committed to pay Quantum Energy ("Quantum") one final payment of $1,300,000 on or before December 31, 2000. If RMG does not make this final payment, it must assign 12% of its undivided 50% working interest in the properties to Quantum. Quantum at its sole discretion, may elect to have RMG drill and complete additional wells for the equivalent cost of $1,300,000. If Quantum exercises this option, RMG would own a 50% working interest (40%NRI) in the wells drilled with those funds, but only after Quantum has received $1,300,000 in net revenues from those wells.

     The Company has attended appeals hearings with the IRS in Denver Colorado to discuss resolving issues raised in audits for fiscal 1995 and 1996. A final settlement agreement has not yet been approved but it is believed that the settlement will not have a material affect on the Company.

     It is not anticipated that any of the Company's working capital will be used in fiscal 2001 for the reclamation of any of its mineral property interests. The future reclamation costs on the Sheep Mountain properties and the GMIX plant are covered by a reclamation bond which is secured by a pledge of certain of the Company's real estate assets and cash bonds. The reclamation bond amount is reviewed annually by the state regulatory agencies.

Results of Operations

     Revenues for the quarter ended August 31, 2000, increased $2,469,000 over revenues for the same period of the previous year to $3,943,100. This increase was primarily as a result of operations in the coalbed methane contract drilling and construction businesses. During the three months ended August 31, 2000 the Company recorded $2,119,000 in revenues from these operations. During the quarter ended August 31, 1999 no revenues were recorded in the contract drilling and construction business. Increases in revenue were also recorded in the quarter ended August 31, 2000 in Commercial operations, $340,900, Oil sales, $29,300, and the gain on the sale of an asset, $134,600. These increases were offset by a reduction in interest revenue $169,700, and mineral revenues, $1,000.

     Costs and expenses increased by $2,014,800 during the three months ended August 31, 2000 over the same period of the prior year. This increase was as a result of work done in the coalbed methane business. Operations in the coalbed methane contract drilling and construction work resulted in costs and expenses of $1,691,400. In additional mineral operations increased by $349,900 due to work performed on equipment used in the contract drilling and construction operations. General and administrative expenses decreased by $185,800 during the three months ended August 31, 2000 due to overhead being allocated to the drilling and construction business.

     As a result of a decision which was made in September 2000 the Company and USE curtailed all contract drilling and construction work for third parties. Associated with these reductions were significant personnel reductions as well as many reductions in corporate overhead. These reductions should account for significant reductions in costs during the balance of the fiscal 2001.

     Operations for the three months ended August 31, 2000, resulted in a loss of $705,400 as compared to a loss of $1,111,600 for the same three months in the previous year.

     As a result of the settlement agreement with Kennecott the Company will recognize its portion of the cash payments from Kennecott in the second and third quarters of fiscal 2001. In addition the Company will be allowed to record the Deferred GMMV Option of $4,000,000 as income in the second quarter of fiscal 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Dennis Selley et al vs U.S. Energy Corp., Crested Corp. et al. On May 14, 1999, Dennis Selley personally and as personal representative of the Estate of Hannah Selley and his wife Mary B. Selley, filed a Civil Action No. 30869 in the Ninth Judicial District Court of Fremont County, Wyoming against U.S. Energy Corp. and Crested Corp., Plateau Resources Limited and USECC the joint venture, alleging that the defendants were negligent as a landlord in renting a double wide trailer (converted to a bunkhouse) near Ticaboo, Utah to plaintiffs' daughter Hannah Selley and sought various unspecified damages. Hannah Selley was employed by U.S. Energy Corp. ("USE") at the Ticaboo Lodge in June 1998. Because no housing was available for employees, she and five other USE employees rented rooms in the bunkhouse provided by USE. At about 4:00 a.m. the morning of June 6, 1998, a fire started in the bunkhouse. All occupants were awakened and left the living quarters during the fire except Ms. Selley who perished in the fire.

     On September 19, 2000, after a mediation hearing, the litigation was settled by the insurers of U.S. Energy Corp., Crested Corp. et al.

     Declaratory Judgment Action. The Workers Compensation Fund of Utah had filed a complaint for declaratory relief on or about July 26, 1999 against U.S. Energy Corp., Crested Corp., Plateau Resources Limited, Dennis and Mary Selley and others in Civil Action No. 99090 7500 before the Utah Third Judicial Court of Salt Lake County, Utah. The parties settled the above Selley case on September 19, 2000 and agreed to dismiss this Declaratory Judgment Action.

GMMV LITIGATION

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp. and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 22406. Kennecott was seeking to dissolve the GMMV joint venture with USECC and judicial approval of a plan to sell the GMMV or liquidate its assets plus attorney fees and costs. Defendants filed a motion to change venue to the District Court in Fremont County, Wyoming and the Sixth Judicial District Court granted the motion. The case was then transferred to the Ninth Judicial District Court of Fremont County, Wyoming in Civil Action No. 31322. USECC file answers, counterclaims and a cross complaint against Kennecott's parent, Rio Tinto plc.

     The parties entered into settlement negotiations and on September 11, 2000, the parties executed a settlement agreement and related documentation and releases (the "Settlement"). Under the Settlement, USECC sold all of its interests in the GMMV and the GMMV properties, including those within a described Area of Interest to an affiliate of Kennecott. The purchase consideration was $3,250,000 in cash and a 4% net profits royalty interest in certain of the mining claims at the Big Eagle and Jackpot Mines. USECC retained certain mining equipment and supplies, and has the right to receive certain mining claims that may be abandoned by Kennecott. Kennecott assumes the reclamation obligations (to the extent required by applicable regulatory authority) at the GMMV properties and USECC retains liabilities relating to its activities only as a contractor to the GMMV. The Settlement provides that Kennecott is under no obligation to develop any of the properties or the underlying claims and may instead choose to sell the properties and claims or to abandon the claims as they are no longer required. USECC, Kennecott and Rio Tinto plc dismissed the case with prejudice on September 12, 2000.


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)  Exhibits. None.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                U.S. ENERGY CORP.
                                                (Company)


Date:  October 15, 2000                   By:   /s/ John L. Larsen
                                                --------------------------------
                                                JOHN L. LARSEN,
                                                Chief Executive Officer
                                                and Chairman



Date:  October 15, 2000                   By:   /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer and
                                                Chief Accounting Officer