Form 10-Q
period 2000-11-30
US ENERGY CORP
filed 2001-01-16
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

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

                          YES     X               NO
                                -----            -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at January 12 2001
--------------------------------------------    --------------------------------
    Common stock, $.01 par value                        9,041,261 Shares

                       U.S. ENERGY CORP. and SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

        Condensed Consolidated Balance Sheets
        November 30, 2000 and May 31, 2000...................................3-4

        Condensed Consolidated Statements of
        Operations for the Three and Six Months Ended
        November 30, 2000 and 1999.............................................5

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended November 30, 2000 and 1999............................6

        Notes to Condensed Consolidated
        Financial Statements...................................................7

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................8-11

PART II.OTHER INFORMATION

ITEM 4. Submission of Matters to be a Vote of Security Holders................12
ITEM 6. Exhibits and Reports on Form 8-K......................................12

        Signatures............................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                 November 30,         May 31,
                                                     2000              2000
                                                --------------    --------------
                                                  (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents                     $  1,701,900     $    916,400
    Accounts receivable:
     Trade, net of allowance for doubtful accounts   1,697,700        1,055,000
     Affiliates                                         75,400          508,900
    Assets held for resale and other                 1,003,800          846,800
    Inventory                                          153,400          129,700
                                                 --------------    -------------
     TOTAL CURRENT ASSETS                            4,632,200        3,456,800

INVESTMENTS
    Affiliates                                          18,000            9,600
    Restricted investments                           9,503,000        9,361,000
                                                  -------------    -------------
                                                     9,521,000        9,370,600

PROPERTIES AND EQUIPMENT                            27,464,400       27,705,800
    Less accumulated depreciation,
    depletion and amortization                     (10,954,000)     (10,948,900)
                                                  -------------    -------------
                                                    16,510,400       16,756,900

OTHER ASSETS:
    Accounts and notes receivable:
        Real estate sales                               50,100           58,600
        Employees                                      311,500          295,200
    Deposits and other                                 833,200          938,000
                                                  -------------    -------------
                                                     1,194,800        1,291,800
                                                  -------------    -------------
                                                  $ 31,858,400     $ 30,876,100
                                                  =============    =============



            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             November 30,            May 31,
                                                 2000                 2000
                                           ----------------     ----------------
                                              (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses  $    1,404,800        $    1,683,800
    Deferred GMMV purchase option                 --                  4,000,000
    Current portion of long-term debt             359,800               284,100
    Line of credit                                850,000               650,000
                                           ---------------       ---------------
        TOTAL CURRENT LIABILITIES               2,614,600             6,617,900

LONG-TERM DEBT                                  1,111,700               900,100

RECLAMATION LIABILITIES                         8,906,800             8,906,800

OTHER ACCRUED LIABILITIES                       2,842,500             3,073,500

DEFERRED TAX LIABILITY                          1,144,800             1,144,800

MINORITY INTERESTS                              1,158,800             1,124,600

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK $.01 par value;
    396,608 shares issued,
    forfeitable until earned                    2,584,600             2,584,600

PREFERRED STOCK,
    $.01 par value; 100,000 shares authorized
    200 shares issued and outstanding           1,840,000             1,840,000

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value;
    20,000,000 shares authorized;
      8,763,155 shares issued                      87,700                87,700
    Additional paid-in capital                 37,797,700            37,797,700
    Accumulated deficit                       (25,100,400)          (30,071,200)
    Treasury stock, at cost, 944,725 shares    (2,639,900)           (2,639,900)
    Unallocated ESOP contribution                (490,500)             (490,500)
                                           ---------------        --------------
TOTAL SHAREHOLDERS' EQUITY                      9,654,600             4,683,800
                                           ---------------        --------------
                                           $   31,858,400         $  30,876,100
                                           ===============        ==============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                    Three Months Ended      Six Months Ended
                                        November 30,          November 30,
                                        ------------          ------------
                                      2000       1999        2000      1999
                                      ----       ----        ----      ----
REVENUES:
 Contract drilling and construction $123,300  $ 763,100  $2,242,300  $  763,100
 Commercial operations               510,300    619,100   1,934,500   1,702,400
 Gain on sales of assets             449,500         --     584,100          --
 Management fees and other           220,200    310,200     355,800     429,900
 Mineral sales                       132,600     32,800     165,900      67,100
 Oil sales                            37,700     35,200      77,900      46,100
 Kennecott settlement, net         7,132,800         --   7,132,800          --
 Interest                            293,900    166,500     350,100     392,400
                                   ---------- ---------- ----------  -----------
                                   8,900,300  1,926,900  12,843,400   3,401,000
COSTS AND EXPENSES:
 Contract drilling and construction  426,500    303,900   2,117,900     306,600
 Commercial operations               761,900    922,000   1,799,900   1,847,600
 General and administrative        1,134,300  1,182,400   2,114,300   2,348,200
 Mineral operations                  767,400    848,700   1,666,700   1,398,100
 Gas operations                      113,600         --     113,600          --
 Oil production                        9,500     15,000      30,700      16,900
 Interest                             78,900      9,500     114,100      14,400
                                   ---------- ---------- -----------  ----------
                                   3,292,100  3,281,500   7,957,200   5,931,800
                                   ---------- ---------- -----------  ----------

INCOME (LOSS) BEFORE MINORITY
 INTEREST AND EQUITY IN LOSS
 OF AFFILIATES                     5,608,200 (1,354,600)  4,886,200  (2,530,800)

MINORITY INTEREST IN LOSS
 OF CONSOLIDATED SUBSIDIARIES        132,300     39,500     159,600     104,500

EQUITY IN LOSS OF AFFILIATES              --     (2,500)         --      (2,900)
                                   ---------- ---------- -----------  ----------

INCOME (LOSS) BEFORE
 INCOME TAXES                      5,740,500  (1,317,600)  5,045,800 (2,429,200)

PROVISION FOR INCOME TAXES                --          --          --         --
                                   ---------- ---------- -----------  ----------

NET INCOME (LOSS)                $5,740,500 $(1,317,600) $5,045,800 $(2,429,200)

PREFERRED STOCK DIVIDENDS           (64,300)         --     (75,000)         --
                                   ---------- ---------- -----------  ----------

NET INCOME (LOSS) TO
 COMMON SHAREHOLDERS             $5,676,200 $(1,317,600) $4,970,800 $(2,429,200)
                                  ========== =========== ========== ============

NET INCOME (LOSS)
 PER SHARE, BASIC                $     0.73 $     (0.16) $     0.64 $     (0.30)
                                  ========== =========== ========== ============

NET INCOME (LOSS)
 PER SHARE, DILUTED              $     0.69 $     (0.16) $     0.61 $     (0.30)
                                  ========== =========== ========== ============

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING               7,818,430   8,025,672   7,818,430   7,992,667
                                  ========== =========== ========== ============

DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING               8,215,038   8,025,672   8,215,038   7,992,667
                                  ========== =========== ========== ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                                                          Six Months Ended
                                                             November 30,
                                                             ------------
                                                          2000          1999
                                                          ----          ----
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $ 4,970,800   $(2,429,200)
 Adjustments to reconcile net income (loss) to net cash
   Provided by (used in) operating activities:
   Minority interest in loss
     of consolidated subsidiaries                        (159,600)     (104,500)
   Increase in reclamation liabilities                         --            --
   Depreciation                                           405,900       285,900
   Equity in loss from affiliates                              --         2,900
   Gain on sale of assets                                (584,100)           --
   Deferred purchase option                            (4,000,000)           --
   Other                                                  193,800        91,300
   Net changes in assets and liabilities                 (802,900)     (690,300)
                                                      ------------  ------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                      23,900    (2,843,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in cash from acquisition of subsidiary               --        37,600
 Development of mining properties                              --       (38,900)
 Development of gas properties                           (387,600)           --
 Proceeds from sale of property and equipment           1,048,700            --
 Increase in restricted investments                      (142,000)      (80,000)
 Purchase of property and equipment                      (236,400)   (1,514,600)
 Change in notes receivable, net                               --        (7,400)
 Investments in affiliates                                 (8,400)     (145,300)
                                                      ------------   -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                     274,300    (1,748,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                             632,300       186,600
 Net proceeds from lines of credit                        200,000            --
 Repayments of long-term debt                            (345,000)     (147,600)
                                                      ------------  ------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                     487,300        39,000
                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     785,500    (4,553,500)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      916,400    10,173,000
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                        $ 1,701,900   $ 5,619,500
                                                      ============  ============

SUPPLEMENTAL DISCLOSURES:
   Income tax paid                                    $        --   $        --
                                                      ============  ============

   Interest paid                                      $   114,100   $    31,400
                                                      ============  ============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of November 30, 2000, the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended November 30, 2000 and 1999 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2000, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 2000 and May 31, 2000, the results of operations and cash flows for the three and six months ended November 30, 2000 and 1999.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-K. The results of operations for the periods ended November 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

     4) Accrued reclamation obligations and standby costs of $11,749,300 at November 30, 2000 and $11,980,300 at May 31, 2000 are the reclamation liability at the SMP mining properties and the Shootaring Uranium Mill. The reclamation of these properties will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

     5) On September 11, 2000, the Company entered into a Settlement agreement with Kennecott related to the pending legal dispute. In connection with this Settlement agreement, the Company has transferred its ownership interests in the GMMV to Kennecott, including its ownership interest in the Sweetwater Mill, the Jackpot Mine, the Big Eagle Mine and shop, and all patented and unpatented mining claims. The Company received various machinery and equipment held by the GMMV at the Jackpot Mine and $3.25 million from Kennecott. During the six months ended November 30, 2000, the company received $1.625 million and also received $1.625 million in January 2001. In addition, Kennecott has assumed all the liabilities of the GMMV, including all reclamation and bonding requirements, except the reclamation liability associated with the Green Mountain Ion Exchange.


     6) Certain reclassifications have been made in the May 31, 2000 financial statements to conform to the classifications used in November 30, 2000.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended November 30, 2000 be read in conjunction with the Company's Form 10K for the year ended May 31, 2000.

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

Liquidity and Capital Resources

     During the six months ended November 30, 2000, the Company experienced an increase in working capital of $5,178,700. At May 31, 2000 the Company had a deficit in working capital of $3,161,100 as compared to working capital of $2,017,600 at November 30, 2000.

     Components in the increase of working capital were increased cash, $785,500, accounts receivable trade, $642,700, other current assets, $157,000, and inventory at $23,700 along with decreases in accounts payable and accrued expenses, $279,000, and Deferred GMMV purchase option, $4000,000. These increases in working capital were offset by reduced accounts receivable affiliates, $433,500, and increases in the current portion of long-term debt, $75,700 and the line of credit of $200,000.

     On September 11, 2000, the Company entered into a Settlement agreement with Kennecott related to the pending legal dispute between the companies about the GMMV operations. As a result of this settlement the Company received certain GMMV equipment, a cash payment of $3,250,000 and the ability to recognize the $4,000,000 deferred GMMV purchase option as revenues. This transaction resulted in the increase of cash, the reclassification of the current liability for deferred purchase option and the decrease in accounts payable trade. The transaction also resulted in the reduction of accounts receivable affiliates as the Company had an outstanding receivable from GMMV at May 31, 2000. Accounts receivable trade at May 31, 2000 consisted primarily of amounts due the Company for contract drilling and construction work. These receivables were mostly paid off during the six months ended November 30, 2000. The Kennecott settlement resulted in an increase of $1,625,000 in accounts receivable trade which reflect the final payment due under the total cash payment of $3,250,000. This final payment of $1,625,000 was received on January 4, 2001.

     During the six months ended November 30, 2000, operations, investing activities and financing activities generated $23,900, $274,300 and $487,300 respectively for a total increase in cash of $785,500. The increase in cash for investing activities came primarily as a result of the sale of various pieces of equipment during the six months ended November 30, 2000. This increase of $1,048,700 was offset by the development of coalbed methane gas properties, $387,600 the purchase of drilling and construction equipment during the quarter ended August 31, 2000, $236,400, and an increase if $142,000 in restricted investments.

     The increase in cash from financing activities was a result of financing the Company's annual insurance premiums, $219,400, the purchase of equipment, $105,900, partial financing of the Company'sreal estate operations in southern

Utah, $300,000 and additional draw downs on the Company's line of credit, $200,000, These increases in long term debt were offset by payments of $345,000 on the debt.

Capital Resources

     The primary source of the Company's capital resources are cash on hand; collection of receivables; projected equity financing of its Coalbed methane affiliate Rocky Mountain Gas, ("RMG"); sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; proceeds under the line of credit; receipt of final payment under the GMMV settlement; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming.

     The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At November 30, 2000, the line of credit had been drawn down by $850,000. The line of credit is being used for short term working capital needs associated with operations. On January 11, 2001 the line of credit was completely paid down leaving the entire $1,000,000 line of credit available to fund operational needs during the third and fourth quarters of Fiscal 2001. The Company also has a $500,000 line of credit through its affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over 10 years.

     The Company entered into a settlement agreement with Kennecott Energy ("Kennecott") on September 11, 2000. This settlement agreement was entered into to resolve all issues in a legal dispute among the companies who were partners in the Green Mountain Mining Venture ("GMMV"). As a result of the settlement, the Company received from Kennecott $1,625,000 during the six months ended November 30, 2000 and $1,625,000 in January 2001. Kennecott assumed the reclamation liabilities on the Sweetwater uranium mill and mining properties of the GMMV. The Company is responsible for the reclamation clean up of the GMIX plant which had been used in the recovery of uranium by other companies.

     In addition to the above referenced cash resources, the Company through its subsidiary RMG continues to seek either an equity or industry partner in the financing of the coalbed methane operations. The Company also plans to either privately sell or auction a significant portion of its equipment that has been used in the mining and drilling business. It is anticipated that these sales will occur in the fourth quarter of Fiscal 2001.

     The Company believes that these cash resources will be sufficient to sustain operations during fiscal 2001. The capital resources at November 30, 2001, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business.

Capital Requirements

     The  Company  has the  obligation  to fund the  holding  costs of the Sheep
Mountain uranium mines; the Plateau uranium mine and mill, Sutter Gold properties; real estate commercial operations and the development of the coalbed methane gas properties. Due to the holding costs of these properties and the uncertainty of when they will become economic to operate the Company had determined that it will either sell the properties or consider joint venture partners on them.

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

     The Company through RMG is responsible to make delay rental payments on coalbed methane leases. In addition RMG is committed to pay Quantum Energy ("Quantum") one final payment of $1,300,000 on or before January 31, 2001. If

RMG does not make this final payment it may be extended to February 28, 2001 but a penalty and interest will be required to be paid. If the $1,300,000 payment is ultimately not made, RMG must assign 12% of its undivided 50% working interest in the properties to Quantum.

     On December 31, 2000 RMG and Quantum entered into an option and farmin agreement with Suncor Energy America Inc. (Suncor"). The agreement grants an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,633.77 acres of their coal bed methane properties. For this option Suncor is obligated to pay $1,706,813 at closing which is scheduled on or before January 31, 2001. RMG will receive $1,280,110 of this option payment which will be used to fund the $1,300,000 obligation to Quantum.

     The option period is for 12 months from closing on 105,172.4 acres and 24 months on 6,461.37 acres. During this option period Suncor has committed to conduct a $2,250,000 drilling program on the properties. RMG is obligated to fund $250,000 of that drilling program. At the conclusion of the option periods Suncor must elect to exercise its option or return the properties to RMG and Quantum. Should Suncor elect to exercise its option the ownership interests in the properties would be RMG -12.5%, Quantum - 37.5% and Suncor - 50%. Should Suncor exercise its option it is obligated to pay an additional $3,926,600, of which RMG would receive $2,944,900. Upon exercise of its option, Suncor is also committed to pay an additional $841,380 as a disportional contribution to a subsequent 18 month drilling program.

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


Results of Operations

     Revenues for the six months ended November 30, 2000, increased $9,566,200 over revenues for the same period of the previous year to $12,967,200. This increase was primarily as a result of operations in the coalbed methane contract drilling and construction businesses, the resolution of the GMMV litigation with Kennecott and the gain on sales of assets.

     During the six months ended November 30, 2000 the Company recorded $2,242,300 in revenues from contract drilling and construction operations.
During the six months ended November 30, 1999 there was limited start up activity in the contract drilling and construction business.

     As a result of the settlement of the Kennecott Litigation $7,132,800 was recorded as income during the six months ended November 30, 2000. This revenue has two components. (1) Non-cash revenues in the recognition of $4,000,000 of a deferred GMMV purchase option payment that was received by the Company in 1997 and (b) the receipt of cash for the first payments from Kennecott as a result of the settlement, $1,507,800 - net of accounts receivable from GMMV and (3) a receivable in the amount of $1,625,000 as the final payment which was received from Kennecott on January 4, 2001.

     During the six months ended November 30, 2000 the Company recognized a gain of $584,100 from the sale of equipment that were determined to be surplus. One large component of this amount was the sale of certain GMMV assets that were distributed to the Company upon the resolution of the GMMV litigation.

     Other increases in revenue were also recorded in the six months ended November 30, 2000 in Commercial operations, $232,100, Oil sales, $31,800 and mineral sales, $98,800. Commercial operations increased as a result of the Company receiving its final net profits interest from The Brunton Company which was sold in 1996. Mineral sales increased as a result of a delivery made under a market related uranium contract. There were no similar sales during the same period of the prior year.

     Costs and expenses increased by $2,149,200 during the six months ended November 30, 2000 over the same period of the prior year. This increase was as a result of work performed in the coalbed methane business. Operations in the coalbed methane contract drilling and construction work resulted in costs and expenses of $2,117,900. In additional mineral operations increased by $268,600 due to work performed on equipment used in the contract drilling and construction operations. General and administrative expenses decreased by $233,900 during the six months ended November 30, 2000 due to overhead being allocated to the drilling and construction business.

     As a result of a decision which was made in September 2000 the Company and USE curtailed all contract drilling and construction work for third parties. Associated with these reductions were significant personnel reductions as well as many reductions in corporate overhead. These reductions should account for significant reductions in costs during the balance of the fiscal 2001.

     Operations for the six months ended November 30, 2000, resulted in earnings of $4,970,800 or $0.64 per share as compared to a loss of $2,429,200 for the same six months in the previous year.

ITEM 4. Submission of Matters to a Vote of Security Holders

     On December 8, 2000 the annual meeting of shareholders was held for the election of two directors.

     Directors, John L. Larsen and Keith G. Larsen were elected for a term expiring on the third succeeding annual meeting and until their successors are duly elected or appointed and qualified. With respect to the election of the two directors, the votes cast were as follows:

        Name of Director       For       Against        Abstain        Withheld

         John L. Larsen     8,435,903     3,285          61,359            900
         Keith G. Larsen    8,435,903     3,285          61,359          3,731

     The Registrant's Board of Directors consists of seven members of Messrs. Don C. Anderson, Nick Bebout, H. Russell Fraser, John L. Larsen, Keith G. Larsen, David W. Brenman and Harold F. Herron.


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. During the quarter ended November 30, 2000 the Company filed two reports on Form 8-K. On September 12, 2000 under Item 5, the Company reported the settlement of litigation with Kennecott concerning the Green Mountain Mining Venture. On October 17, 2000 the Company reported the affirmation by the Tenth Circuit Court of Appeals of the ruling of the United States District Court of Colorado in the Nukem litigation. The Company also filed a report after the quarter ended November 30, 2000 under Item 5 on Form 8-K on December 4, 2000 indicating it was filing an interim balance sheet with footnotes to show that the Company had overcome a very brief period of noncompliance with the National Market System requirements.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                             U.S. ENERGY CORP. (Company)


Date: January 12, 2001                   By: /s/ Keith G. Larsen
                                             -----------------------------------
                                             KEITH G. LARSEN,
                                             President


Date: January 12, 2001                   By: /s/ Robert Scott Lorimer
                                             -----------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer and
                                             Chief Accounting Officer