Form 10-Q
period 2001-02-28
US ENERGY CORP
filed 2001-04-16
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Wyoming                                                        83-0205516
------------------------------------                 ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

877 North 8th West, Riverton, WY                                 82501
------------------------------------                 ---------------------------
(Address of principal executive offices)                      (Zip Code)

Company's telephone number, including area code:            (307) 856-9271
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
                         YES     X               NO
                               -----                 -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 13, 2001
--------------------------------                   -----------------------------
  Common stock, $.01 par value                            9,044,793 Shares

                       U.S. ENERGY CORP. and SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

                Condensed Consolidated Balance Sheets
                February 28, 2001 and May 31, 2000...........................3-4

                Condensed Consolidated Statements of
                Operations for the Three and Nine Months Ended
                February 28, 2001 and February 29, 2000........................5

                Condensed Consolidated Statements of Cash Flows
                Nine Months Ended February 28, 2001 and February 29, 2000......6

                Notes to Condensed Consolidated
                Financial Statements...........................................7

ITEM 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............8-11

PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings.............................................12

ITEM 6.         Exhibits and Reports on Form 8-K..............................13

                Signatures....................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                February 28,          May 31,
                                                    2001               2000
                                               --------------     --------------
                                                 (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                      $    989,400      $    916,400
  Accounts receivable:
      Trade, net of allowance for doubtful accounts   103,400         1,055,000
      Affiliates                                      114,600           508,900
  Assets held for resale and other                    938,800           846,800
  Inventory                                            45,600           129,700
                                                 -------------    --------------
      TOTAL CURRENT ASSETS                          2,191,800         3,456,800

INVESTMENTS
  Affiliates                                           18,000             9,600
  Restricted investments                            9,542,300         9,361,000
                                                 -------------    --------------
                                                    9,560,300         9,370,600

PROPERTIES AND EQUIPMENT                           28,836,200        27,705,800
  Less accumulated depreciation,
  depletion and amortization                      (11,071,600)      (10,948,900)
                                                 -------------    --------------
                                                   17,764,600        16,756,900

OTHER ASSETS:
  Notes receivable:
      Real estate sales                                46,500            58,600
      Employees                                       174,200           295,200
  Deposits and other                                  833,400           938,000
                                                 -------------    --------------
                                                    1,054,100         1,291,800
                                                 -------------    --------------
                                                 $ 30,570,800      $ 30,876,100
                                                 =============    ==============



            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                February 28,           May 31,
                                                   2001                 2000
                                               --------------      -------------
                                                (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses      $   1,698,000       $  1,683,800
    Deferred GMMV purchase option                         --          4,000,000
     Deferred SUNCOR purchase option               1,278,800                 --
    Current portion of long-term debt                188,700            284,100
    Line of credit                                   200,000            650,000
                                                -------------      -------------
        TOTAL CURRENT LIABILITIES                  3,365,500          6,617,900

LONG-TERM DEBT                                     1,054,100            900,100

RECLAMATION LIABILITIES                            8,906,800          8,906,800

OTHER ACCRUED LIABILITIES                          2,774,400          3,073,500

DEFERRED TAX LIABILITY                             1,144,800          1,144,800

MINORITY INTERESTS                                 1,105,200          1,124,600

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK $.01 par value;
    396,608 shares issued,
    forfeitable until earned                       2,584,600          2,584,600

PREFERRED STOCK,
    $.01 par value; 100,000 shares authorized
    200 shares issued and outstanding              1,840,000          1,840,000

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000,000 shares authorized;
        8,771,687 and 8,763,155 shares issued         87,800             87,700
    Additional paid-in capital                    37,816,800         37,797,700
    Accumulated deficit                          (26,958,200)       (30,071,200)
    Treasury stock, at cost, 949,725
      and 944,725 shares                          (2,660,500)        (2,639,900)
    Unallocated ESOP contribution                   (490,500)          (490,500)
                                                -------------      -------------
TOTAL SHAREHOLDERS' EQUITY                         7,795,400          4,683,800
                                                -------------      -------------
                                                 $30,570,800        $30,876,100
                                                =============      =============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                Three Months Ended         Nine Months Ended
                           February 28,  February 29, February 28,  February 29,
                           -------------------------- --------------------------
                             2001            2000         2001         2000
                             ----            ----         ----         ----
REVENUES:
 Contract drilling and
  construction            $ (6,300)    $ 1,362,000      $2,236,000  $ 2,125,100
 Commercial operations     204,500         340,200       2,139,000    2,042,600
 Gain on sales of assets   126,300           5,600         710,400        5,600
 Management fees and other 153,800           4,300         509,600      267,900
 Mineral sales             264,700          33,200         430,600      100,300
 Oil sales                  33,900          54,000         111,800      100,100
 Kennecott settlement, net      --              --       7,132,800           --
 Interest                   96,200         133,100         446,300      525,500
                          ---------    ------------     -----------  -----------
                           873,100       1,932,400      13,716,500    5,167,100
COSTS AND EXPENSES:
 Contract drilling and
   construction             56,900       1,186,100       2,174,800    1,492,700
 Commercial operations     624,400         925,800       2,424,300    2,773,400
 General and
   administrative        1,071,900       1,302,900       3,186,200    3,484,800
 Mineral operations        622,900       1,155,200       2,289,600    2,553,300
 Gas operations            281,100              --         394,700           --
 Oil production             17,500          20,500          48,200       37,400
 Provision for doubtful
   accounts                     --          23,100              --       23,100
 Interest                   81,800           7,900         195,900       22,300
                         ----------   -------------     -----------  -----------
                         2,756,500       4,621,500      10,713,700   10,387,000
                         ----------   -------------     -----------  -----------

INCOME (LOSS) BEFORE MINORITY
 INTEREST AND EQUITY IN LOSS
 OF AFFILIATES         (1,883,400)     (2,689,100)       3,002,800   (5,219,900)

MINORITY INTEREST IN LOSS
 OF CONSOLIDATED
 SUBSIDIARIES              63,100          78,700          222,700      183,200

EQUITY IN LOSS OF AFFILIATES   --              --               --       (2,900)
                       -----------    ------------      -----------  -----------

INCOME (LOSS) BEFORE
 INCOME TAXES          (1,820,300)     (2,610,400)       3,225,500   (5,039,600)

PROVISION FOR INCOME TAXES     --              --               --           --
                       -----------     -----------      -----------  -----------

NET INCOME (LOSS)     $ (1,820,300)   $(2,610,400)      $3,225,800  $(5,039,600)

PREFERRED STOCK DIVIDENDS  (37,500)            --         (112,500)          --
                      -------------    -----------      -----------  -----------
NET INCOME (LOSS) TO
 COMMON SHAREHOLDERS  $ (1,857,800)   $(2,610,400)      $3,113,000  $(5,039,600)
                      =============   ============      =========== ============

NET INCOME (LOSS)
 PER SHARE, BASIC     $      (0.24)   $     (0.34)      $     0.41  $     (0.66)
                      =============   ============      =========== ============

NET INCOME (LOSS)
 PER SHARE, DILUTED   $      (0.23)   $     (0.33)      $     0.39  $     (0.63)
                      =============   ============      =========== ============
BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING      7,819,446      7,688,797        7,665,360    7,665,361
                      =============   ============      =========== ============

DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING       8,216,05      8,021,781        8,002,494    7,992,667
                      =============   ============      ===========  ===========

           See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                             February 28,           February 29,
                                                 2001                   2000
                                                 ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  3,113,000          $ (5,039,600)
  Adjustments to reconcile net income (loss) to net cash
      Provided by (used in) operating activities:
      Minority interest in loss
         of consolidated subsidiaries            (222,700)             (183,200)
      Depreciation                                632,600               520,600
      Equity in loss from affiliates                   --                 2,900
      Non cash compensation                        19,200                29,200
      Provision for doubtful accounts                  --                23,100
      Gain on sale of assets                     (710,500)               (5,600)
      Deferred purchase option                 (2,721,200)                   --
      Other                                       203,300               134,500
      Net changes in assets and liabilities     1,270,200              (875,500)
                                             -------------        --------------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                         1,583,900            (5,393,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                     --               (21,600)
  Development of gas properties                (2,000,900)              (21,500)
  Proceeds from sale of property and equipment  1,507,700                12,500
  Increase in restricted investments             (181,300)              (60,000)
  Purchase of property and equipment             (436,600)           (1,917,900)
  Change in notes receivable, net                      --              (225,500)
  Issue of stock for stock of subsidiary               --               252,600
  Investments in affiliates                        (8,400)           (1,731,600)
                                             -------------       ---------------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                         (1,119,500)           (3,713,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                    888,800               349,900
  Net proceeds from lines of credit              (450,000)                   --
  Increase in cash from acquisition of subsidiaries    --               224,600
  Repayments of long-term debt                   (830,200)             (260,400)
                                             -------------        --------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                           (391,400)              314,100
                                             -------------        --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             73,000            (8,792,500)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             916,400            10,173,000
                                             -------------        --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $    989,400         $   1,380,500
                                             =============        ==============

SUPPLEMENTAL DISCLOSURES:
      Income tax paid                        $         --         $          --
                                             =============        ==============

      Interest paid                          $    195,100         $      22,300
                                             =============        ==============





            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     1) The Condensed Consolidated Balance Sheet as of February 28, 2001, the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended February 28, 2001 and February 29, 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2000, has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of February 28, 2001 and May 31, 2000, the results of operations and cash flows for the three and nine months ended February 28, 2001 and February 29, 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10-K. The results of operations for the periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the operating results for the full year.

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

     4) Accrued reclamation obligations and standby costs of $11,681,200 at February 28, 2001 and $11,980,300 at May 31, 2000 are the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

     5) On September 11, 2000, the Company entered into a Settlement agreement with Kennecott related to the pending legal dispute. In connection with this Settlement agreement, the Company has transferred its ownership interests in the GMMV to Kennecott, including its ownership interest in the Sweetwater Mill, the Jackpot Mine, the Big Eagle Mine and shop, and all patented and unpatented mining claims. The Company received various machinery and equipment held by the GMMV at the Jackpot Mine and $3.25 million from Kennecott. In addition, Kennecott has assumed all the liabilities of the GMMV, including all reclamation and bonding requirements, except the reclamation liability associated with the Green Mountain Ion Exchange Plant.

     6) On February 8, 2001, the Company through its affiliate Rocky Mountain Gas, ("RMG") entered into an option and farmin agreement with Suncor Energy America, Inc., ("SUNCOR"). The agreement grants SUNCOR an option to purchase 37.5% of RMG's interest of 111,567 acres of its coalbed methane properties.

     7) Certain reclassifications have been made in the May 31, 2000 financial statements to conform to the classifications used in February 28, 2001.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended February 28, 2001 be read in conjunction with the Company's Form 10K for the year ended May 31, 2000.

Overview of Business

     The Company is engaged in the mineral development and extraction business. The Company has interests in a uranium mine and mill in southern Utah, uranium mines in central Wyoming, a gold property in California, coalbed methane properties in the Powder River Basin in Wyoming and Montana and various real estate operations including a motel and associated commercial operations near Lake Powell, Utah.

     All  these  business  are  operated  in  conjunction   with  the  Company's
subsidiary Crested Corp. . ("Crested") through a joint venture between the two companies, USECB Joint Venture ("USECB").

Liquidity and Capital Resources

     During the nine months ended February 28, 2001, the Company experienced an increase in working capital of $1,987,400. At May 31, 2000 the Company had a deficit in working capital of $3,161,100 as compared to a deficit in working capital of $1,173,700 at February 28, 2001.

     Components in the increase of working capital were increased cash, $73,000, and assets held for resale & other, $92,000, along with decreases in the Deferred GMMV purchase option, $4,000,000, in the current portion long-term debt, $95,400, and the line of credit $450,000. These increases in working capital were offset by reduced accounts receivable trade, $951,600, accounts receivable affiliates, $394,300, and inventory, $84,100, along with an increase in accounts payable and accrued expenses, $14,200, and deferred purchase option of $1,300,000 from the SUNCOR purchase option agreement.

     On September 11, 2000, the Company entered into a Settlement agreement with Kennecott related to the pending legal dispute between the companies about the GMMV operations. As a result of this settlement the Company received certain GMMV equipment, cash payments of $3,250,000 and the ability to recognize the $4,000,000 deferred GMMV purchase option as revenues. This transaction resulted in the increase of cash, the reclassification of the deferred purchase option and the decrease in accounts payable trade. The transaction also resulted in the reduction of accounts receivable affiliates as the Company had an outstanding receivable from GMMV at May 31, 2000.

     Accounts receivable trade at May 31, 2000 consisted primarily of amounts due the Company for contract drilling and construction work. These receivables were collected during the nine months ended February 28, 2001. Accounts receivable affiliates were reduced due to the collection of account and notes receivable from employees. These partial satisfactions of the debt were made by the payment of cash, settlement agreements, and the receipt of 5,000 shares of the Company's common stock which was pledged for the indebtedness. These shares were recorded as treasury shares at the value of the principal portion of the debt reduction.

     During the nine months ended February 28, 2001, operation activities generated $1,583,900, while investing and financing activities consumed $1,119,500 and $391,400 respectively, for a net increase in cash of $73,000. Investing activities provided cash as a result of the sale of various pieces of equipment. This increase of $1,507,700 was offset by the acquisition of coalbed methane properties, $2,000,900, the purchase of equipment, $436,600, and an increase in restricted investments, $181,300. The equipment purchases were made during the quarter ending August 31, 2000, when the company was still involved in the contract drilling, for contract drilling and construction.

     The use of cash from financing activities was the result of payment on the company's debt of, $830,200, and the line of credit, $450,000. These payments were partially offset by new debt of $888,800. The increase in debt during the nine months ended February 28, 2001 was a result of the Company drawing down its line of credit, $200,000, financing of annual insurance premium, $219,400, the purchase of equipment, $169,400 and partial financing of the Company's real estate operations in southern Utah, $300,000.

     The Company issued 8,532 shares of its restricted common stock during the quarter ended February 28, 2001 as non cash compensation to its outside directors.

Capital Resources

     The primary source of the Company's capital resources are cash on hand; collection of receivables; projected equity financing of its Coalbed methane affiliate RMG; sale of mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; proceeds under the line of credit; and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming.

     The Company has a $1,000,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At February 28, 2001, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations. As of April 12, 2001 the line of credit was drawn down by $700,000 leaving $300,000 available to fund operational needs during the fourth quarter of Fiscal 2001. The Company also has a $500,000 line of credit through its affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this report.

     The Company entered into a settlement agreement with Kennecott Energy ("Kennecott") on September 11, 2000. This settlement agreement was entered into to resolve all issues in a legal dispute among the companies who were partners in the Green Mountain Mining Venture ("GMMV"). As a result of the settlement, the Company received from Kennecott $3,250,000 during the nine months ended February 28, 2001. Kennecott assumed the reclamation liabilities on the Sweetwater uranium mill and mining properties of the GMMV. The Company is responsible for the reclamation clean up of the GMIX plant which had been used in the recovery of uranium by other companies.

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

     The Company believes that these cash resources will be sufficient to sustain operations during fiscal 2001. The capital resources at February 28, 2001, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business.

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

     On December 31, 2000 RMG and Quantum entered into an option and farmin agreement with Suncor Energy America Inc. (Suncor"). The agreement grants an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,567 acres of their coalbed methane properties. For this option Suncor paid $1,705,000 at closing on February 9, 2001. RMG received $1,278,800 of this option payment. These funds were used to fund the final payment of $1,300,000 to Quantum.

     The Suncor option period is for 12 months from closing on 105,265.69 acres and 24 months on 6,301.37 acres. During this option period Suncor has committed to conduct a $2,250,000 drilling program on the properties. RMG is obligated to fund $250,000 of that drilling program. At the conclusion of the option periods Suncor must elect to exercise its option or return the properties to RMG and Quantum. If Suncor elects to exercise its option the ownership interests in the properties would be RMG -12.5%, Quantum - 37.5% and Suncor - 50%. Upon the exercise of its option, Suncor is obligated to pay an additional $3,923,700, of which RMG would receive $2,942,800. Suncor would also be committed to pay an additional $841,380 as a disportional contribution to a subsequent 18 month drilling program.

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

Results of Operations

     Revenues for the nine months ended February 28, 2001, increased $8,549,400 over revenues for the same period of the previous year to $13,716,500. This increase was primarily as a result of an increase in mineral sales, the resolution of the GMMV litigation with Kennecott and the gain on sales of assets.

     During the nine months ended February 28, 2001 the Company recorded $430,600 in revenues from mineral sales compared to $100,300 during the previous year. The increase was the result of the Company's sale of an delivery contract to a non affiliated company, and a delivery made under the market related contract before the sale of the contract. There were no similar sales during the same period of the prior year.

     As a result of the settlement of the Kennecott Litigation $7,132,800 was recorded as income during the nine months ended February 28, 2001. This revenue has two components. (1) Non-cash revenues as a result of the recognition of $4,000,000 of a deferred GMMV purchase option payment that was received by the Company in 1997 and (2) the receipt of cash from Kennecott as a result of the settlement, $3,132,800 - net of accounts receivable from GMMV.

     During the nine months ended February 28, 2001 the Company recognized a gain of $710,400 from the sale of equipment that were determined to be surplus. One large component of this amount was the sale of certain GMMV assets that were distributed to the Company upon the resolution of the GMMV litigation.

     Other increases in revenue were also recorded in the nine months ended February 28, 2001. Contract drilling and construction increased by $110,900, Commercial operations increased $96,400, Oil sales increased $11,700, Management fees and other increased $241,700. These increases were partially offset by a decrease in interest revenue of $79,200.

     Costs and expenses increased by $326,700 during the nine months ended February 28, 2001 over the same period of the prior year. This increase was as a result of costs increases in work performed in the drilling and construction business, $682,100; coalbed gas operations, $394,700, due to the company drilling test holes for RMG on its Oyster Ridge project; oil production, $10,800; and interest expense, $173,600. These increases were partially offset by cost decreases in commercial operations, $349,100; general and administrative, $298,600; mineral operations, $263,700; and provision for doubtful accounts, $23,100.

     As a result of a decision which was made in September 2000 the Company curtailed all contract drilling and construction work for third parties. Associated with this decision were significant personnel reductions as well as reductions in corporate overhead. These reductions have and will continue to account for reductions in costs during the balance of fiscal 2001 and fiscal 2002.

     Operations for the nine months ended February 28, 2001, resulted in earnings of $3,113,000 or $0.41 per share as compared to a loss of $5,039,600 for the same nine months in the previous year.



                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

a.  Sheep Mountain Partners Arbitration/Litigation

     In 1991, disputes arose between USE/Crested, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners ("SMP") partnership for uranium mining and marketing, and activities of the parties outside SMP. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) Civil No. 91 B 1153. In February 1994, all of the parties agreed to exclusive and binding arbitration of the disputes before the American Arbitration Association("AAA"). Following 73 hearing days and various submissions by the parties, the arbitration panel (the "Panel") entered an Order and Award (the "Order") in April 1996 finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims. USE/Crested filed a petition for confirmation of the Order and the District Court confirmed the Order in its Second Amended Judgment (the "Judgment") on June 30, 1997. Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("10th CCA").

     On October 22, 1998, the 10th CCA issued an Order and Judgment unanimously affirming the U.S. District Court Second Amended Judgment without modification. The ruling of the 10th CCA affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. After paying the $6,077,264, Nukem/CRIC filed a motion for entry of final satisfaction of Judgment. The U.S. District Court denied the motion on July 16, 1999 and on August 16, 1999, Nukem filed a Second Notice of Appeal to the 10th CCA. USECC opposed the appeal and filed its brief in opposition to the Nukem/CRIC's brief in the 10th CCA. On October 16, 2000, the 10th CCA affirmed the Order of the U.S.District Court denying Nukem's motion for satisfaction of Judgment. Thereafter, USECC filed a motion to enforce the Judgment and on February 15, 2001, the U.S. District Court entered two orders, one granting USECC's motion and the second, appointing a Special master to enforce the Court's Judgment through an accounting. On April 2, 2001 Nukem/CRIC produced certain documents pursuant to the demand of USECC. The accounting is proceeding.

b.  BGBI Litigation

     USE and Crested were defendants and counter- or cross-claimants in certain litigation in the District Court of the Fifth Judicial District of Nye County, Nevada, Civil No. 11877, brought by Bond Gold Bullfrog Inc. ("BGBI") on July 30, 1991. BGBI (now known as Barrick Bullfrog, Inc.) is an affiliate of Barrick Corp., a large international gold producer headquartered in Toronto, Canada. The litigation primarily concerns extra-lateral rights associated with two patented mining claims owned by Parador Mining Company Inc. ("Parador") and initially leased to a predecessor of BGBI, which claims are in and adjacent to BGBI's Bullfrog open pit and underground mine. USE and Crested assert certain interests in the claims under an April 1991 assignment and lease with Parador, which is subject to the lease to BGBI's predecessor.

     A partial or bifurcated trial to the Court of the extra-lateral rights issues was held on December 11 and 12, 1995, to determine whether the Bullfrog orebody is a vein apexing on Parador's Claims. The Court found that Parador had failed to meet its burden of proof and therefore Parador, USE and Crested have no right, title and interest in the minerals lying beneath the adjacent claims of Layne pursuant to extralateral rights. After the trial, the Court found against the parties on their respective claims. BGBI and Parador and USE/Crested all appealed the decision to the Nevada Supreme Court. On January 26, 2001, the Nevada Supreme Court entered an Order of Affirmance, affirming the Trial Court's judgment. On December 10, 1999, Parador filed a motion for EnBanc review and thereafter Parador filed a Petition for rehearing on February 13, 2001. The motions are pending.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. During the quarter ended February 28, 2001 the Company filed two reports on Form 8-K. On December 4, 2000 the Company reported that it had filed an interim balance sheet with footnotes to show that the Company had overcome a very brief period of non compliance with the National market System requirements. On February 1, 2001 under Item 4, the Company reported the change in its outside accounting firm to Grant Thornton, LLP.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           U.S. ENERGY CORP.
                                           (Company)



Date: April 12, 2001                  By:  /s/ Keith G. Larsen
                                           -------------------------------------
                                           KEITH G. LARSEN,
                                           President



Date: April 12, 2001                 By:   /s/ Robert Scott Lorimer
                                           -------------------------------------
                                           ROBERT SCOTT LORIMER,
                                           Principal Financial Officer and
                                           Chief Accounting Officer