Form 10-K
period 2001-05-31
US ENERGY CORP
filed 2001-08-29
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 0-6814
                       ------

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                               83-0205516
-------------------------------------------------     --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     877 North 8th West
     Riverton, WY                                          82501
-------------------------------------------------     --------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:        (307) 856-9271
                                                      --------------------------

           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of August 17, 2001, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $30,467,400.

              Class                             Outstanding at August 17, 2001
----------------------------------------     -----------------------------------
    Common Stock, $0.01 par value                        9,609,104 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.
     Annual Meeting Proxy  Statement for the fiscal year ended May 31, 2001 into
     Part III of the filing.

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

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the disclosures about Rocky Mountain Gas, Inc. and plans for developing its coalbed methane acreage. In addition, whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

     Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Important future factors that could cause actual results to differ materially from expectations include: Domestic consumption rates for natural gas; domestic market prices for natural gas, uranium, gold, and molybdenum; the amounts of gas we will be able to produce from our coalbed methane properties; the availability of permits to drill and operate coalbed methane wells; whether and when gas transmission lines will be built to reasonable proximity to our coalbed methane properties; and whether and on what terms the capital necessary to develop our properties can be obtained. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

                                     PART I

ITEM 1 AND ITEM 2.  BUSINESS AND PROPERTIES.

(A)      GENERAL.

     U.S. Energy Corp. is a Wyoming corporation (formed in 1966) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties, and the mining and marketing of minerals. In this Annual Report, "we", "Company" or "USE" refers to U.S. Energy Corp. including subsidiaries unless otherwise specifically noted.

     In fiscal 2001, we were engaged in three industry segments: minerals, commercial operations, and contract drilling/construction operations. In the minerals segment, we have three principal mineral sectors: coalbed methane gas, uranium and gold (properties and other assets included in the latter two sectors are in "care and maintenance" status). The uranium properties are located on Sheep Mountain in Wyoming, and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non- operating interests or undeveloped claims. We also operate a small oil field in Montana. Our fiscal year ends May 31.

     The coalbed methane gas business is conducted through Rocky Mountain Gas, Inc. ("RMG," a Wyoming corporation owned 41% by USE and 41% by Crested Corp.; Crested is a 70.5% majority-owned subsidiary of USE, see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 257,000 gross mineral acres of coalbed methane properties:

     For detailed information about our coalbed methane properties and business strategy, please see "Minerals - Coalbed Methane" below.

     USE and Crested Corp. ("Crested") originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and Crested subsequently paying these debts by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 70.5%. All of USE's (and Crested's) operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

     Most  of  the  Company's   (USE's)   operations   are   conducted   through
subsidiaries,   the  USECC  joint  venture  with  Crested,   and   jointly-owned
subsidiaries of USE and Crested.

     Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000 and receiving a royalty interest in the uranium properties. Kennecott also assumed all reclamation obligations on the GMMV properties. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are in a care and maintenance status.

     The gold assets held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE, are in care and maintenance status because the current price of gold does not permit raising the capital necessary to put the assets into production.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     During the three fiscal years ended May 31, 2001, we operated in three business segments: (i) minerals, (ii) commercial operations, and (iii) contract drilling/construction (principally in fiscal 2000 and the first quarter of fiscal 2001). The principal products of the operating units within each of the reportable industry segments for the three fiscal years ended May 31, 2001 were:

     INDUSTRY SEGMENTS                  PRINCIPAL PRODUCTS

     Minerals (including methane)       Acquisition    of    coalbed     methane
                                        properties,    and    exploration    and
                                        development   of  such   properties  for
                                        coalbed methane gas. Sales and leases of
                                        mineral-bearing   properties  and,  from
                                        time to time, the production and/or marketing of uranium, gold and receipt of advance royalties on molybdenum.

     Commercial                         Operations  Operation  of  a  motel  and
                                        rental of real  estate,  operation of an
                                        aircraft  fixed  base  operation   (fuel
                                        sales,  flight  instruction and aircraft
                                        maintenance),   and   various   contract
                                        services, including managerial services for subsidiary companies.

     Contract Drilling/Construction     Contract drilling of coalbed methane gas
                                        wells, construction of drill sites, gas pipe lines, reservoirs and reclamation of locations.

     Percentage of Net Revenue contributions by the three segments (and by interest on cash accounts) in the last three fiscal years were:

                               Percentage of Net Revenues During the Year Ended
                             ---------------------------------------------------
                              May 31,              May 31,              May 31,
                               2001                 2000                 1999
                             --------             --------             --------

Minerals                         3%                   2%                    2%
Commercial Operations           18%                  36%                   27%
Construction Operations         15%                  46%                    0%
Interest and Other              64%                  16%                   71%

     In fiscal 2001, we received $442,800 in revenues from the minerals segment as compared to $132,600 in fiscal 2000. During fiscal 2001 there were $108,500 from molybdenum advance royalties and $334,300 from uranium contract deliveries and the sale of an uranium delivery contract. During fiscal 2000 we recorded $132,600 from advance molybdenum royalties. During fiscal 1999, there were revenues from mineral sales of $150,600 from molybdenum advance royalties and $87,600 for uranium contract deliveries.

     Commercial operations during fiscal 2001 generated revenues of $2,519,400, compared to $2,786,800 during fiscal 2000, with the decrease due to a slower tourist season at the commercial operations in southern Utah.

     Contract drilling and construction operations for third parties in the coalbed methane business resulted in revenues of $2,238,600 during fiscal 2001 compared to $3,584,900 during fiscal 2000. No revenues were recognized in this segment in fiscal 1999, and in fiscal 2001, we temporarily suspended third-party services in the coalbed methane business.

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

COALBED METHANE

     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 41.7% by the Company and 41.7% by Crested).

     Methane is the primary commercial component of natural gas produced from conventional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional wells generally contain other hydrocarbons in varying amounts which require the natural gas to be processed. Methane gas produced from coalbeds generally contains only methane and is pipeline-quality gas after simple water dehydration.

     Coalbed  methane   production  is  similar  to  conventional   natural  gas
production  in  terms  of  the  physical  producing  facilities.   However,  the
subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane gas is trapped (adsorbed) in the coal itself and in the water contained in the pore space, until released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

     Methane is a common component of coal since methane is created as part of the coalification process. Coals vary in their methane content as measured by standard cubic feet per ton. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coalbeds, the reservoir pressure, the existence of natural fractures, the permeability of the coal, and saturated with water to help hold methane in coalbed.

     Due to the shallow coal seams in the Powder River Basin, of Montana and Wyoming, the drilling, discovery, development and production of coalbed methane has significant economic advantages compared with conventional natural gas targets. Over the past several years, coalbed methane has become an important source of pipeline quality gas in the United States. Methane gas production from coalbed reservoirs has grown from virtually nothing a decade ago to approximately seven percent of the total United States gas production today. Development of coalbed methane in the Powder River Basin of northeastern Wyoming and southeastern Montana continues at a high level in calendar 2001 and is expected to continue for several years.

     The principal coals in the Powder River Basin ("PRB") include the thick coal seams of the Tongue River member of the Paleocene Fort Union Formation, which are among the thickest in the world. Individual coalbeds range in thickness from a few feet up to 250 feet. A typical well might penetrate multiple coal zones in depths over a 200 to 1,200 foot range. Based on reports filed by other companies with the State of Wyoming, reserves per coalbed methane well in the PRB can vary considerably but a typical estimate can exceed 300 million cubic feet (MMcf) of gas per well. Given the expected low drilling and completion costs, these levels of reserves make coalbed methane wells attractive to gas companies.

     OVERVIEW OF RMG. As of the filing date of this Annual Report, we hold approximately 257,000 gross mineral acres under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private land owners. Assuming the exercise of options held by Suncor Energy Natural Gas America Inc. ("SENGAI"), a subsidiary of Suncor Energy Inc., (NYSE "SU" Calgary Alberta, Canada), our working interest is 6.25% (5% net revenue interest) on 112,000 acres in the Castle Rock prospect in southeast Montana. The rest of the Castle Rock prospect is owned 37.5% working interest, 30% net revenue interest, by Quaneco, L.L.C.; and a 50% working interest, 40% net revenue interest by SENGAI (assuming SENGAI exercises its option). We own a 25% working interest (20% net revenue interest) on 74,500 acres in the Kirby prospect (southeast Montana); and a 50% working interest (from 30% to 50% net revenue interest) on 70,500 acres in other prospects (all in Wyoming). Our interest in the Castle Rock prospect will revert to 50% overall if SENGAI doesn't exercise its option; in this event, we would continue to own a 50% working interest (40% net revenue interest), and Quaneco L.L.C. would own a 50% working interest (40% net revenue interest) in the Castle Rock prospect. CCBM, Inc. ("CCBM") a subsidiary of Carrizo Oil & Gas, Inc. has the option to acquire half of our interest in the Castle Rock prospect on similar terms as SENGAI if SENGAI does not exercise its option. See below. Our original agreement with SENGAI would result in ownership of a 12.5% working interest 10% net revenue interest, in Castle Rock, but one subsequent agreement with CCBM resulted in them owning one half of our position.

         In fiscal 2000 and 2001, we spent a total of $5,800,000 on land acquisition costs for the coalbed methane properties we now hold, including $5,500,000 paid to Quaneco L.L.C. to buy a 50% working interest (40% net revenue interest) in the Castle Rock and Kirby prospects, and $51,200 in leases and related costs for other prospects in Wyoming.

     In fiscal 2001, we sold to SENGAI an option for 75% (or 37.5% of 50%) of our working interest in our acreage in the Castle Rock prospect for $1,278,800 which was applied to our purchase commitment with Quaneco L.L.C.; if the options are exercised in 2002 and 2003 by SENGAI, we will receive an additional $2,942,800 in February 2002. In July 2001, we sold a 50% working interest in all our coalbed methane leases except Castle Rock to CCBM for $7,500,000, plus other considerations. If SENGAI does not exercise its option to purchase the Castle Rock prospect, CCBM has first right to purchase 50% of RMG's acreage for additional consideration.

     We also have drilling programs in place with SENGAI and CCBM for up to $7,250,000 funded by each for the respective properties in which they are involved with us. One of the drilling programs with CCBM started work on the Clearmont prospect in Wyoming in August 2001; the drilling program with SENGAI on the Castle Rock prospect is anticipated to begin in September 2001. These first two programs should be sufficient to drill approximately 60 coalbed methane wells to completion or abandonment stage. A third drilling program (which would be the second program on the Castle Rock prospect) will be commenced if SENGAI exercises its option on the first acreage block on the Castle Rock prospect with SENGAI paying for up to an additional $4,000,000 in drilling and development costs. We have a carried working interest in all of the wells drilled in these programs.

     As of the filing date for this Annual Report, we had set casing on 10 locations (80 acre spacing units) on the Clearmont prospect and are drilling twin holes on each prospect into two targeted coal formations. No reserves have been established to date. Drilling permits for 10 additional wells have been issued for the Clearmont prospect, and applications are pending for another 32 permits on the Clearmont prospect, which are expected to be issued by September 1, 2001.

     We anticipate that from 30 to 60 wells will be drilled by the end of calendar 2002 under the drilling programs with SENGAI and CCBM. Additionally, the Company expects to commence a drilling program to drill 4 to 12 wells on the Kirby prospect. Attaining these objectives will depend on when and where the necessary drilling permits can be obtained.

     After the drilling programs have been completed, we will need additional capital to continue development efforts. The Company plans to obtain the capital from institutions and/or joint ventures or other means, including the possible sale of disposable company assets. We have estimated that our total capital and operating reserve requirements will be up to $50,000,000 to execute our coalbed methane strategy through calendar 2003 by developing our existing properties beyond the initial drilling programs now in place, and acquiring and developing more properties. See Item 7.

     PRINCIPAL   AGREEMENTS  FOR  DEVELOPMENT  OF  COALBED  METHANE  PROPERTIES.
Summaries of terms in the three principal agreements now in place follow. The agreements are filed as exhibits to this Annual Report.

     SUNCOR - OPTION AND FARMIN AGREEMENT. On February 8, 2001, RMG closed the Option and Farmin Agreement with SENGAI.

     By the Option and Farmin Agreement, 75% of RMG's 50% working interest (and 25% of Quaneco L.L.C.'s 50% interest) in 112,000 acres in southeast Montana has been optioned for a cash sale to SENGAI, in two blocks, one of 105,265 acres which expires February 8, 2002, subject to force majeure (option exercise amount is $3,684,299 total, RMG's 75% share would be $2,763,224), and 6,301 acres for the second block of acreage expiring on February 8, 2003 (option exercise amount is $239,452 total, RMG's share would be $179,589).

     In addition, SENGAI has committed to pay for all costs up to $2,000,000 in a $2,250,000 drilling program on the first block of acreage, starting in the fall of 2001. RMG will pay the remaining $250,000 for the drilling program (on its behalf and for Quaneco L.L.C., which completes RMG's drilling commitment to Quaneco; see below). SENGAI must complete the drilling program regardless of whether it exercises the options. Upon exercise of the first option, the agreement provides that SENGAI will have "farmed in" for a share of the working interests in the first block of acreage, so that the working interests in the first block would be (i) 12.5% RMG (now 6.25% with CCBM owning the other 6.25%; see "Carrizo - Purchase and Sale Agreement" ); (ii) 37.5% Quaneco L.L.C.; and (iii) 50% SENGAI. If the first option is not exercised, all of the work paid under the drilling program will benefit RMG (and now Carrizo) and Quaneco in their respective working interests. If the first option is not exercised, SENGAI will have no rights in the Castle Rock prospect or in any wells drilled on it.

     If the first block option is exercised, then within 18 months of that date, SENGAI will pay RMG and Quaneco L.L.C., in proportion to their 75% and 25% shares of option payments, an additional $841,379 for the first block of acreage. This payment will not be received by the parties in cash, but will be made by Suncor America paying 75% (instead of 50%) of drilling and related well costs on a second drilling program until the 25% differential so paid equals $841,379. It is anticipated this second phase will cover up to $4,000,000 of drilling and development costs. To the extent this second phase drilling program does not result in SENGAI spending enough to carry RMG and Quaneco for the $841,379 (i.e., pay for RMG's (and CCBM's) and Quaneco's working interest shares of costs in wells), SENGAI will pay the difference to RMG and Quaneco parties in cash.

     The first block option must be exercised before SENGAI can exercise the second block option.

     SENGAI is the operator of record for all activities in the first drilling program, and will continue as operator for the entire Castle Rock prospect (less the second acreage block if the option thereon is not exercised). The first and second drilling programs cover costs to drill, test, complete, production test and shut-in (or plug if not economically viable) coalbed methane wells. Gathering system construction, compression and other costs related to input of gas buyer's transmission line are not included. SENGAI, as operator, is limited to billing no more than 10% of the drilling programs for its overhead expenses.

     CARRIZO - PURCHASE AND SALE AGREEMENT. On June 29, 2001, RMG signed and closed on July 10, 2001 a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). Carrizo Oil & Gas, Inc. is engaged in the exploration, development and production of oil and gas, primarily in the Texas and Louisiana Gulf Coast regions. The agreement between CCBM and RMG is intended to finance the further development of the acreage prospective for coalbed methane currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming.

     RMG has assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties for a purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8%, over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when total principal payments reach 66.6% of the principal amount of the purchase price, and the balance of the total 50% undivided interest when all of the principal amount of the purchase price, has been paid. The purchase price could be reduced, based on allocations made by the parties as to each prospect now in RMG's inventory, if defects exist in RMG's acreage and such defects are not cured to CCBM's satisfaction. RMG believes the minor title defects already identified by CCBM will be cured satisfactorily or otherwise accepted by CCBM so that any incurable defects will not affect the purchase price in material amounts.

     To start development, and as part of the consideration for the acquisition, CCBM has agreed to fund $5,000,000 for an initial drilling program. On these wells, CCBM will pay for all drilling and completion expenses; RMG will be "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, which should be sufficient to drill between 30 to 40 wells, RMG and CCBM each will pay for their 50% share of costs in subsequent wells. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and production therefrom. CCBM's ownership so earned will be earned regardless of the status of payments on the promissory note.

     Drilling under the CCBM agreement started in August 2001. Amounts remaining out of the $5,000,000 will be carried over to drilling efforts in calendar 2002 and 2003, or applied to property acquisitions, as agreed upon by the parties. If less than the entire $5,000,000 is spent within two years (subject to extensions due to force majeure), CCBM shall pay RMG one-half the unspent portion of the $5,000,000. However, this payment obligation back to RMG is subject to RMG complying with all of the terms and provisions of the purchase and sale agreement, the joint operating agreement, and the procedures therein set forth regarding authorizations for expenditures to drill $5,000,000 worth of "reasonable wells". This means wells which meet these economic criteria: (1) individual well cost (including hook-up to sales) must meet a projected internal rate of return in excess of 15% at prevailing market prices; (2) the wells must be on acreage blocks that are touching and contain minimum sizes (Kirby prospect, at least 2,560 acres; Clearmont, at least 640 acres; and Arvada, at least 480 acres); and (3) no more than 10 wells per calendar year at Oyster Ridge will qualify as reasonable. The intent of this provision is for CCBM to spend $2,500,000 on behalf of RMG. If CCBM fails to do this despite a total of $5,000,000 of reasonable well proposals by RMG, then CCBM shall be obligated to pay any remaining unspent portion of the $2,500,000 directly to RMG.

     In addition to its one-half share of revenues in proportion to its one-half share of the working interest, CCBM will be entitled to a credit (applied as a prepayment of the purchase price for the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 drilling budget, until the amount of that credit in favor of CCBM equals $1,250,000. This latter amount would be reduced proportionate to any reductions in purchase price due to title defects (see above).

     RMG is the designated operator under a Joint Operating Agreement (JOA) between RMG and CCBM. The JOA will govern all operations on the properties subject to the purchase and sale agreement between RMG and CCBM subject to pre-existing JOA's with other entities, as well as all operations or properties in the area of mutual interest ("AMI").

     The AMI is established for a four year term starting June 30, 2001 and ending June 30, 2005. It covers the entire state of Wyoming, and the Powder River Basin of Montana, subject to the pre-existing AMI with Suncor. Operations within the AMI will be governed by the JOA between RMG and CCBM.

     All operations subject to the Carrizo Agreement will be overseen by a management committee, with two members each from CCBM and RMG. All four members must be present in person or by proxy to conduct a management committee meeting, to be held at least quarterly. However, RMG shall have a tie- breaking vote concerning all general operations until the $5,000,000 drilling commitment has been expended and until the purchase price has been paid. Once the $5,000,000 drilling commitment has been expended and the full purchase price is paid, RMG will allocate (with Quaneco's consent) to CCBM one of RMG's managing member positions with Powder River Gas LLC, which is the operative entity for the Montana acreage RMG holds with Quaneco L.L.C.

     With respect to the Castle Rock prospect in Montana, which is subject to the agreement with SENGAI, RMG will be entitled to all cash proceeds paid by SENGAI to RMG if SENGAI exercises its option (deadline February 8, 2002). If SENGAI doesn't exercise its option, CCBM will have the right to increase their ownership up to 50% of RMG's interest in the subject 112,000 acres in Montana, for the equivalent value per net mineral acre that would have been due to RMG under the Suncor Agreement. If CCBM does not exercise this purchase right, all the acreage will belong solely to RMG and that acreage will be removed from the AMI with CCBM except the wells and acreage earned in the phase I drilling program. In the meantime, with respect to SENGAI's initial drilling program on this acreage, RMG will be entitled to have CCBM pay for $225,000 of RMG's drilling obligations; for this funding (part of the $5,000,000 drilling program with CCBM), CCBM will receive an undivided 6.25% working interest on each well so drilled and the 80 acre spacing allocated to each such well, ie. one-half of our 12.5% working interest, during the 2001 SENGAI drilling program.

     Under the agreement, CCBM will use its best efforts to seek out, obtain and secure financing to raise no less than $20,000,000 to be used to acquire more properties in the AMI. If CCBM's efforts are not successful by June 30, 2002, the AMI shall be reduced to a 6 mile radius from all existing properties held jointly by RMG and CCBM unless RMG agrees to an extension of this time frame to no later than December 31, 2002.

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the PRB of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,410 net acres of BLM land, 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid the cash purchase price of $5,500,000.

     A separate provision in the Agreement required RMG to spend $2,500,000 to drill and complete 25 wells, as identified and agreed to by the operating company Powder River Gas, LLC (see below). Under the subsequent agreement with SENGAI, SENGAI will pay $2,000,000 in their first drilling program on this prospect, and RMG will pay $250,000. Of this amount, $225,000 will be paid to RMG by CCBM and paid over to SENGAI, leaving RMG with a net obligation of $25,000 which has already been met. RMG has previously performed work and paid costs for a credit of approximately $250,000 on the Castle Rock and Kirby prospects, such that when RMG pays the $250,000 for its share of SENGAI's first drilling program, all of RMG's drilling obligations to Quaneco will have been fulfilled, and RMG's, Quaneco's and SENGAI's working interests will be as agreed with SENGAI (see above), and CCBM will own one-half RMG's 12.5% working interests, or 6.25%.

     The Kirby prospect, owned originally by RMG and Quaneco, and now CCBM as well, is operated through Powder River Gas, LLC, a Wyoming limited liability company. Initial CBM well sites have been selected by the management committee in which Quaneco and RMG currently have equal representation; drilling, completion and gathering system costs will be authorized by the committee and funded according to the working interests of each owners. USECC has the right to provide drilling services on the first 25 wells drilled by Powder River Gas, LLC based on competitive drilling rates in the area surrounding the wells to be drilled. Thereafter, USECC will have the right to submit bids on a competitive basis to Powder River Gas LLC for drilling contracts on additional acreage. CCBM has recently acquired 50% of RMG's interest in the Kirby prospects leaving ownership interest at 25% RMG, 25% CCBM, and 50% Quaneco.

     PROSPECTS AND ACREAGE. Our prospects and acreage are located in the Powder River Basin in Montana and Wyoming, and in the Wind River, Green River, Washakie and Big Horn basins of Wyoming:

     Castle Rock, Powder River County, MT              112,000 acres
     Kirby, Big Horn and Rose Bud Counties, MT          74,500 acres
     Oyster Ridge, Lincoln and Uinta County, WY         63,000 acres
     Clearmont, Sheridan County, WY                      4,000 acres
     Sussex, Johnson County, WY                            640 acres
     Finley, Converse County, WY                           160 acres
     Baggs North, Carbon County, WY                        120 acres
     Gillette North, Campbell County, WY                    80 acres
     Arvada, Campbell County, WY                           540 acres

     CASTLE ROCK: The Castle Rock project consists of approximately 112,000 acres located in the north eastern portion of the Powder River Basin of Montana, west of Broadus, Montana. Coals present are in the Tongue River member of the Fort Union formation and appear comparable to coals currently being developed by other operators south of the Castle Rock acreage near the Montana/Wyoming border. The proposed Bison pipeline, tentatively scheduled for completion in 2003, will cross the property if constructed as currently planned. The Northern Border pipeline is located 200 miles to the north. The federal leases are generally 10 year term and fee and state leases are generally two to five year term.

     KIRBY: The Kirby project consists of approximately 74,500 acres located in the northwestern portion of the Powder River Basin in Montana located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Coals are in the lower portion of the tertiary Fort Union formation and are similar to productive coals in the Wyoming portion of the Powder River Basin to the south. Redstone (recently acquired by Montana Dakota Utilities) has established significant coalbed methane production 12 miles south of Kirby at the CX field. At least two other operators are currently planning to drill and develop nearby acreage. CMS's Bighorn Gas Gathering recently extended a new 20" pipeline to within 10 miles of the Kirby project. Exploration drilling is currently scheduled to begin at Kirby during the fall of 2001.

     OYSTER RIDGE: The Oyster Ridge project consists of approximately 63,000 acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin. RMG and CCBM has a 100% working interest in most of the properties subject to a 25% participation option held by Anadarko Petroleum on 43,000 acres. The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline which services southern California, crosses the property. Exploratory drilling and completion operations on previously drilled wells resumed at Oyster Ridge in June of 2001.

     CLEARMONT: The Clearmont project consists of approximately 6,000 gross acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Pennaco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. A 20 well exploration and development drilling program began at Clearmont in August 2001 and could be in production in 2002 depending on drilling results and gas prices.

     SUSSEX: RMG and CCBM hold 640 acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest.

     FINLEY: RMG and CCBM hold 160 acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway.

     BAGGS NORTH: This prospect contains 120 acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG and CCBM hold a 100% working interest in this prospect.

     GILLETTE NORTH: RMG and CCBM holds a 100% working interest in 80 acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Potential exists for one billion cubic feet of gas on this 80 acres alone. Existing coalbed methane wells lay in the section immediately north. Permitting of 2 wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area that lies in the heart of the current coalbed methane play in the Gillette area.

     ARVADA: This prospect contains 540 acres located in Campbell County, Wyoming. RMG and CCBM hold a 100% working interest, and a 60% net revenue interest.

     COALBED METHANE WELL PERMITTING

     Drilling coalbed methane wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. For example, there is currently a temporary moratorium for drilling coalbed methane wells on fee and state lands in Montana. We may shift our exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with our plan of operations.

     On March 16, 2000, the Northern Plains Resource Council, Inc. ("NPRC") filed suit against the Montana Board of Oil and Gas Conservation (Board) requesting an order of the court compelling the defendant to prepare a Supplemental Environmental Impact Statement ("SEIS") for coalbed methane development, which could further delay development. RMG and others have filed a motion to intervene to participate in this litigation and to ensure that some drilling can be performed during any environmental analysis. The Board has agreed to limit issuance of CBM well permits to 200 pending completion of the SEIS which is currently scheduled to be completed in the Spring of 2002.

     The Wyodak Environmental Impact Statement (EIS) for the Powder River Basin in Wyoming issued in the fall of 1999, allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming. The new EIS was to commence in early summer 2000. Development on Federal lands in Wyoming has been stopped with the balance of the Wyodak EIS permitted wells (4,000) occurring on fee and state lands. The BLM has started an environmental assessment ("EA") reviewing drainage issues which could allow an additional 1,500 new CBM well permits in the same region. This was scheduled for scoping in early April 2000 with completion expected the following October. Completion has been delayed and is not expected until late 2001 or early 2002. Again, there is no assurance that the EA and EIS will negatively impact RMG's business or operations.

     In addition, the Wyoming and Montana Departments of Environmental Quality have regulations applying to the surface disposal of water produced from CBM drilling operations. CBM operators are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water on the surface. If these changes are not made, it may be necessary to install and operate treatment facilities or drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or lower sandstone horizons. If we cannot obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will likely increase. These costs could have a material effect on operations in this area, including potentially rendering future production and development in the affected areas uneconomic.

     In Montana, we have pending applications to the BLM for approximately 60 permits to drill into shallow gas sand formations on Federal land held with Quaneco and would be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other acreage held with Quaneco in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in Spring 2002 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). We have not determined to what extent we will participate in this procedure, and are evaluating how best to protect our position to have reasonable exploration for CBM wells proceed on state and fee ground. We have permits in place until Spring 2002 in order to conduct exploration in expectation that commercial production will be approved on completion of the EIS and EA.

     In August 2001, Montana and Wyoming announced an agreement for water quality officials in both states to coordinate monitoring of water flows in the Powder River and Little Powder River drainages, to determine the impact of coalbed methane well water production on river water. Although usually well water is potable, it may contain high sodium absorption ratios which can impair use of the water for irrigation purposes in clay-based soils. The respective agencies will propose regulations to establish thresholds for potential pollutants and require strict monitoring by local water quality officials. If test results indicate some well water flows adversely impact river water quality, operators could be required to put the water flow into holding ponds or take other steps to eliminate or reduce water flows or pollutants in the water. Implementation of the agreement is expected to benefit continued coalbed methane development in these areas by opening up the water discharge permitting process in the affected areas. Currently, we don't have acreage which would be impacted by these regulations but future acreage could be acquired in the affected areas.

GATHERING AND TRANSMISSION OF CBM GAS

     Companies involved in CBM production generally outsource their gas gathering, compression and transmission. We intend to outsource compression and gathering needs as well, possibly on a competitive basis with transmission companies in the immediate area. Negotiations with various transmission companies have been initiated in order to better manage future capital investment, but no contracts have been signed to date.

     Coalbed methane production growth in the Powder River Basin has historically been impeded by a shortage of gathering system capacity and transport capacity out of the Basin. However, two large diameter gathering pipelines were completed in September 1999 and a third was ready for service in early 2000. The two completed pipelines will provide an additional 900 million cubic feet, (MMcf), of daily gas capacity as set forth below:

     Fort Union Gas Gathering, LLC's 106-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day; and

     Thunder Creek Gas Services, LLC's 126-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day.

     Additionally, CMS Energy's 110-mile, Big Horn Gas Gathering pipeline, that connects to the northern terminus of the Fort Union pipeline, is continuing to be expanded in length and has an initial capacity of 256 MMcf per day which can readily be upgraded to 500 MMcf per day with the addition of booster compression. Further, on June 19, 2000, Big Horn Gas Gathering announced the extension of its pipeline to serve producers in the Sheridan area. This 50+ mile extension will place a 20" high pressure pipeline within 5 miles of the

Montana border and within close proximity to the development planned by RMG, CCBM, and Quantum on their Kirby Prospect area.

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

MINERALS - URANIUM

     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium- bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. However, until uranium oxide prices improve significantly, all of the uranium properties are in a care and maintenance mode, meaning work is performed to keep the assets in stand-by mode and ready for later activity and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

     SHEEP MOUNTAIN - WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, USE received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The Judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remain in dispute. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

THE PROPERTY INTERESTS OF USE IN UTAH THROUGH PLATEAU RESOURCES LIMITED ("PLATEAU") ARE:

     Plateau Resources Limited is a wholly-owned subsidiary of USE. See "Plateau Shootaring Canyon Mill" below.

     The Tony M Mine properties contains underground uranium deposits in San Juan County, Utah, and are located partially on Utah State leases.

     Plateau is the lessee of the Tony M Mine properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium ore was stockpiled at the Tony M Mine and at the Shootaring Mill.

     Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was fully developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Woods Mine. The Woods Mine property is not permitted, but we do not expect difficulty in obtaining a new permit, should we seek one, because the surface facilities would occupy the site that has been disturbed from previous operations.

THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

     GMMV. In fiscal 1991, we entered into an agreement to sell 50 percent of our interests in the Green Mountain uranium claims, and certain other rights, to Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London. In consideration of the sale to Kennecott, we received $15,000,000 cash and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures pursuant to Management Committee budgets. At the same time we and Kennecott formed the GMMV and entered into a joint venture agreement (the "GMMV Agreement") to develop, mine and mill uranium ore from the Green Mountain Claims, and market uranium oxide. For detailed explanation of the GMMV agreement, please see U.S. Energy Corp.'s 1999 Form 10-K at pages 8-11, and footnote F to the financial statements.

     The GMMV holds 521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of the proposed Jackpot Mine)., are held by the Green Mountain Mining Venture ("GMMV"), which until September 11, 2000 was owned 50% by Kennecott and 50% by USE and Crested.

     In fiscal 2000, Kennecott filed a lawsuit to dissolve the GMMV and we counterclaimed for damages. This lawsuit was settled on September 11, 2000. Kennecott paid USECC $3,250,000 to acquire all of our (and Crested's and USECC's) interest in the GMMV, its properties and the Sweetwater Uranium Mill (with certain exceptions), and all parties' claims in the lawsuit have been dismissed. Kennecott also assumed all reclamation and other liabilities associated with the GMMV, its properties, the Sweetwater Mill and all liabilities associated with the GMMV since its inception, including the historical liabilities associated with the Sweetwater Mill prior to its acquisition by the GMMV. We and Crested together have retained a 4% net profits royalty in any future uranium oxide produced from the GMMV mining claims through the Sweetwater Mill (currently in a standby mode and not operational).

     The ion exchange facility on the Sheep Mountain properties will not be transferred to Kennecott, nor will the cleanup liabilities associated therewith be assumed by Kennecott. However, we and Kennecott have agreed to cooperate in the disposal of the facility into the Sweetwater Mill's disposal and impoundment areas. Also, certain items of mining equipment held by the GMMV were assigned to USE and were removed from the GMMV properties in fiscal 2001.

     At such time as Kennecott has completed necessary reclamation work on the Green Mountain unpatented lode mining claims (including the Round Park uranium deposit proposed to be mined through the Jackpot Mine) Kennecott will quit claim all such mining claims to us and Crested, as well as certain equipment currently being used at the mine (including a compressor and standby generator). Kennecott plans to keep the Sweetwater Mill.

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

     As consideration for acquiring the Sweetwater Mill, GMMV agreed to indemnify UNOCAL against certain reclamation and environmental liabilities, which indemnification obligations are guaranteed by Kennecott Corporation (parent of Kennecott Uranium Company). The GMMV is responsible for compliance with mill decommissioning and land reclamation laws, for which the environmental and reclamation bonding requirements are approximately $24,330,000, which includes a $4,560,000 bond required by the Nuclear Regulatory Commission ("NRC"). None of the GMMV future reclamation and closure costs are reflected in the consolidated financial statements.

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

     PLATEAU'S SHOOTARING CANYON MILL

     ACQUISITION OF PLATEAU RESOURCES LIMITED ("PLATEAU"). In August 1993, USE purchased from Consumers Power Company ("CPC"), all of the outstanding stock of Plateau which owns the Shootaring Canyon uranium processing mill and support facilities in southeastern Utah (the "Shootaring Mill") for a nominal cash consideration. The Shootaring Mill holds a source materials license from the NRC. In the purchase of the stock from CPC, we agreed to various obligations, as disclosed in USE's 1998 Form 10-K at pages 15 and 16.

     SHOOTARING MILL AND FACILITIES. The Shootaring Mill is located in southeastern Utah and occupies 19 acres of a 265 acre plant site. The mill was designed to process 750 tpd, but only operated on a trial basis for two months in mid-summer of 1982. In 1984, Plateau placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant.

     Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $8,511,200 plus an additional $1,136,800 in government securities for bonding future reclamation.

     Plateau obtained approval of a water control permit for the tailings cell from the Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with construction of tailing facilities if it so desires.

     TICABOO TOWNSITE

     Plateau owns Canyon Homesteads, Inc., a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The townsite includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access), located on a State of Utah lease near Lake Powell, and is being operated as a commercial enterprise. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State will convey portions of the Townsite lease to Canyon on a sliding scale basis as they are sold. USE and Crested are developing the Townsite in limited fashion and are selling home and mobile home sites.

     SHEEP MOUNTAIN PARTNERS ("SMP")

     SMP PARTNERSHIP. In February 1988, USE acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. USECC mined and milled uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. Production ceased in fiscal 1989, because uranium could be purchased from the spot market at prices below the mining and milling costs of USECC. In December 1988, USECC sold 50 percent of the interests in the Crooks Gap properties to Nukem's subsidiary Cycle Resource Investment Corporation ("CRIC") for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. then of Stamford, CT ("Nukem") through its wholly-owned subsidiary CRIC. Each group provided one-half of
$315,000 to purchase equipment from Western Nuclear, Inc.; USECC also contributed its interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern.

     SMP was directed by a management committee, with three members appointed by USECC and three members appointed by Nukem/CRIC. The committee has not met since 1991 as a result of the SMP arbitration/litigation. During fiscal 1991, disputes arose between the SMP partners which resulted in litigation. See Item 3, Legal Proceedings.

     PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an inventory of uranium ore. In connection with a partial settlement of litigation/arbitration between USECC and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. Any future production from the properties will continue to be subject to sliding-scale royalty payable to Western Nuclear, Inc. (1% to 4% on recovered uranium concentrates). As of the filing date of this Annual Report, USE, Crested and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

     An ion exchange plant is located on the properties which can be used to remove natural soluble uranium from mine water. USE began reclamation of this facility during the first quarter of fiscal 2002. The plant is being disposed of at the Sweetwater Mill impoundment facility (see above).

     PERMITS. Permits to operate existing mines (now in care and maintenance status) on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, USECC did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the USECC McIntosh Pit.

     URANIUM MARKET INFORMATION.

     URANIUM SPOT MARKET. Uranium restricted spot prices were $8.75/lb. U3O8 on June 30, 2001, an increase of 8% from $8.10 at June 30, 2000. During the first half of 2001, total spot market volume was approximately 7 million pounds U308 which was about the same volume as the first half of 2000.

     URANIUM LONG-TERM MARKET. The long-term market has been active in 2001 with the long-term contracts reported by market analysts to have exceeded 35 million pounds of U3O8 during the first half of 2001. The uranium price indicator published by Tradetech was at $10.00 per pound U3O8 at June 30, 2001, up from the $9.75 at beginning of the second quarter of 2001.

     GOLD

     SUTTER GOLD MINE (CALIFORNIA)

     SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the underground Sutter Gold Mine and related properties (the "SGM") located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project is now owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), a majority-owned subsidiary of USE.

     SGMC has a plan to put the SGM into production. However, implementation of this plan will require substantial capital financing. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" for fiscal 1999.

     Due to the depressed gold price and lack of available funding, SGMC has deferred the start of construction of a 1,000 ton-per-day gold mill complex and development of the underground mine. The tourist visitor's center has been leased to a third party for $1,500 per month plus a 4% gross royalty on revenues.

There is one caretaker employee at the Sutter operation. Except for limited infrastructure improvements in 2000, the assets are in a care and maintenance mode and the exploration permits are being kept current as necessary with the current thinking of moving the project from a "large" mine to that of a smaller ton per day operation.

     PROPERTIES. SGMC holds approximately 216 acres of surface and mineral rights (owned), 54 acres of surface rights (owned), 55 acres of surface rights (leased), 154 acres of mineral rights (leased), and 366 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

     Surface and mineral rights holding costs will be approximately $90,000 from June 1, 2001 through May 31, 2002. Property taxes for fiscal 2001 are estimated to be $30,000.

     The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance.

     PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of the mine and mill facilities in stages as the project gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads. The certification and decision has been challenged in a lawsuit filed by a local citizens' group, currently under appeal, see "Legal Proceedings."

     VISITOR'S CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party.

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

     Advance royalties are paid in equal quarterly installments until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. Phelps Dodge ceased making the quarterly installments in July 2001.

     The Agreement with AMAX also provides that USE and Crested receive $2,000,000 when the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested are to receive 15% of the first $25,000,000 received by AMAX. USE and Crested have asserted that the acquisition of Cyprus Amax by Phelps Dodge would entitle USE and Crested to such payment, and that position has been presented to Phelps Dodge, the successor company to Cyprus Amax. This position has been rejected by Phelps Dodge and USE and Crested are considering remedies. USE recognized $108,500, $132,600 and $150,600 of revenues in fiscal 2001, 2000 and 1999 related to this royalty interest.

     OIL AND GAS

     FORT PECK LUSTRE FIELD (MONTANA). We operate a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

COMMERCIAL OPERATIONS

     REAL ESTATE AND OTHER COMMERCIAL OPERATIONS. We own varying interests, alone and with Crested, in affiliated companies engaged in real estate, and other commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

     WYOMING. The Company and Crested own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to affiliates, nonaffiliates and government agencies; the second floor is occupied by the Company and Crested. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

     The Company and Crested (through WEA) also own a fixed base aircraft operation, with fuel sales, and aircraft maintenance, at the Riverton Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This operation is located on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years.

     The Company and Crested also own 17 semi-developed lots on 26.8 acres and 63 acres of undeveloped land near the Riverton Regional Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming.

     USECC owned various buildings, 290 city lots and/or tracts and other properties at the Jeffrey City townsite in south-central Wyoming, where about 130 people presently live. USECC sold these properties during May 2001.

     In Riverton, Wyoming, the Company owns four city lots and a 9-acre tract with improvements including two smaller office buildings and two other buildings with 12,000 square feet of office facilities, and repair and maintenance shops containing 8,000 square feet.

     COLORADO. In connection with the AMAX transaction on the Mt. Emmons molybdenum properties near Crested Butte, Colorado, USECC acquired an option from AMAX (later Cyprus Amax) to purchase approximately 57 acres for $200,000 in Mountain Meadows Business Park, Gunnison, Colorado. See

"Minerals - Molybdenum" above. The property was zoned commercial and industrial, and is adjacent to Western State College. In fiscal 1995, USECC and Cyprus Amax agreed to exercise the option by USE and Crested agreeing to forego six quarters of advance royalties from Cyprus Amax (the option purchase price was $200,000), plus payment of certain expenses i.e. real property taxes from 1987 and other expenses amounting to $19,358. Thereafter, USE (together with Crested) signed option agreements with Pangolin Corporation, a Park City, Utah developer, for sale of the 57 acres, and a separate parcel owned in Gunnison County, Colorado.

     Although initial payments on the option agreements were received, the developer is in default on the balance. In July 1998, the Company filed a lawsuit seeking recovery of the balance owing on promissory notes and contracts. See "Item 3 - Legal Proceedings."

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

                            RESEARCH AND DEVELOPMENT

     No research and development expenditures have been incurred, either on the company's account or sponsored by customers, during the past three fiscal years.

                                  ENVIRONMENTAL

     GENERAL. Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming, Wyoming's mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also impact us. Similar laws and regulations in California affect SGMC operations and Utah laws and regulations effect Plateau's operations.

     Management believes the Company complies in all material respects with existing environmental regulations.

     CROOKS GAP. An inoperative ion exchange facility at Crooks Gap currently holds a NRC license for possession of uranium operations byproducts. USE applied to the NRC for permission to decommission and decontaminate the plant, and to dispose low level waste into the Sweetwater Mill tailings cell, which is currently underway and is anticipated to be completed in September 2001.

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

                                    EMPLOYEES

     As of August 17, 2001, USE had approximately 55 full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

     TITLE. Nearly all the uranium mining properties held by the GMMV, USE, USECC and Plateau are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $233,000 during fiscal 2002. RMG is obligated for $48,900 of this amount to keep the leases in effect.

     PROPOSED FEDERAL LEGISLATION. The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals from federal lands and new requirements for mined land reclamation and other environmental control measures. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase the carrying costs of mineral properties which are located on federal unpatented mining claims, and could increase both the capital and operating costs for such projects and impair the ability to hold or develop such properties.

ITEM 3.  LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Other proceedings which were pending in fiscal 2001 have been settled or otherwise finally resolved.

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

     The AAA panel (the "Panel") entered an Order and Award (the "Order") in April 1996 and clarified the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims (including the claims for reimbursement for standby maintenance expenses and profits denied SMP in Nukem's trading of uranium), and in favor of Nukem/CRIC and against USE and Crested on certain other claims, and imposing a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. USECC filed a petition for confirmation of the Order and on June 30, 1997, and the U.S. District Court confirmed the Order in its Second Amended Judgment (the "Judgment"). Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA").

     A three judge panel of the 10th CCA issued an Order and Judgment on October 22, 1998, which unanimously affirmed the Federal District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and
(ii) the damage award against Nukem/CRIC. As a result of the ruling of the 10th CCA, USE and Crested received an additional $6,077,264 (including interest and court costs) from Nukem in February 1999 for a total net monetary award of $15,468,625 in the arbitration/litigation, and equitable relief in the form of USE's and Crested's interest in SMP, which holds the constructive trust over the CIS contracts. Nukem/CRIC filed two motions for entry of final satisfaction of Judgment. The U.S. District Court denied both motions, Nukem again appealed to the 10th CCA, which again affirmed the District Court's ruling, and held that Nukem/CRIC had not demonstrated that the Judgment had been satisfied because they had not provided USECC with an accounting of the partnerships assets.

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master entered an Order on July 2, 2001 regarding the formulation of an accounting plan. The District Court has set a hearing for October 5, 2001 on the status of the accounting.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. Discovery has been completed and the final pretrial conference is scheduled for October 2, 2001, when the court will schedule the trial date. Trial is expected in early 2002.

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

     In 1997 and 1998, SGMC proposed amendments to the CUP for a new design of the SGM which would lower its environmental impact by reducing traffic, potentially eliminating the use of cyanide on-site, and removing two large tailings dams which would have been built to hold mine and mill waste. The new design also would significantly reduce capital and operating costs for the mine/mill complex, but cover more land for waste disposal and other purposes. The certification and approval by the Amador County Planning Commission of the Final Subsequent Environmental Impact Report ("FSEIR") and CUP amendments on July 14, 1998 was appealed (by a local citizens project opposition group) to the Amador County Board of Supervisors. In August and September 1998, the Board of Supervisors certified the FSEIR and approved the amendments to the CUP.

     On September 28, 1998 a lawsuit was filed in Amador County Superior Court, California (Case No. 98 CV 3298) by Concerned Citizens of Amador County as plaintiffs, against the County of Amador and the Amador County Board of Supervisors, and against SGMC as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the FSEIR and approving the amended CUP. A hearing was held on June 7, 1999 and the Court denied all claims by the Plaintiffs Concerned Citizens who appealed the decision. Oral arguments were made to the appellate court on August 20, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A meeting of shareholders was held at the company's offices at 877 North 8th West, Riverton, WY on December 8, 2000. The matters considered by the shareholders was re-election of two directors, Keith G. Larsen and John L. Larsen. Both were so elected to serve for a term expiring on the third succeeding annual meeting.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

     ROBERT SCOTT LORIMER, age 50, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 401(f) listed proceeding.

     DANIEL P. SVILAR, age 72, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

     MAX T. EVANS, age 76, has been Secretary for USE and President of Crested for more than the past five years. Mr. Evans had been a director of USE for more than the past five years, prior to April 17, 1997. He serves at the will of each board of directors. There are no understandings between Mr. Evans and any other person pursuant to which he was named as an officer. He has no family relationships with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Evans has not been involved in any Reg. S-K Item 401(f) proceeding.

                                     PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis by the National Market System ("NMS") of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The range by quarter of high and low sales prices is set forth below for fiscal 2001 and 2000.

                                                       High          Low
                                                       ----          ---
     Fiscal year to ended May 31, 2001
     ----------------------------------
          First quarter ended 8/31/00                 $ 3.00       $ 1.75
          Second quarter ended 11/30/00                 3.375        1.75
          Third quarter ended 2/28/01                   4.00         2.00
          Fourth quarter ended 5/31/01                  6.25         3.563

     Fiscal year ended May 31, 2000
     ----------------------------------
          First quarter ended 8/31/99                 $ 5.09       $ 3.25
          Second quarter ended 11/30/99                 4.50         3.19
          Third quarter ended 2/29/00                   3.88         3.13
          Fourth quarter ended 5/31/00                  3.63         2.06

(b)  Holders

(1) At August 17, 2001 , the closing bid price was $4.23 per share and there were approximately 733 shareholders of record. As of August 17, 2001, we have 7,202,697 shares of common stock issued and outstanding, which do not include shares owned by our subsidiaries or shares in officers' and directors' names that are subject to forfeiture.

(2)  Not applicable.

(c) We have not paid any cash dividends with respect to common stock. There are no contractual restrictions on our present or future ability to pay cash dividends, however, we intend to retain any earnings in the near future for operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables show certain selected historical financial data for USE for the five years ended May 31, 2001. The selected financial data is derived from and should be read with the financial statements for USE included in this Report.

                                                              May 31,
                            -------------------------------------------------------------------------
                                2001            2000            1999           1998            1997
                                ----            ----            ----           ----            ----

Current assets              $  3,330,000   $  3,456,800    $ 12,718,900   $ 14,301,000   $  4,400,900
Current liabilities            2,396,700      6,617,900       5,355,600      6,062,100      1,393,900
Working capital (deficit)        933,300     (3,161,100)      7,363,300      8,238,900      3,007,000
Total assets                  30,465,200     30,876,100      33,391,000     45,019,100     30,387,100
Long-term obligations(1)      14,981,500     14,025,200      14,526,900     14,468,600     14,377,200
Shareholders' equity           7,320,600      4,683,800      10,180,300     17,453,500     12,723,600

(1)Includes $8,906,800,  $8,906,800,  $8,860,900,  $8,778,800, and $8,751,800 of accrued reclamation costs on mining properties at May 31, 2001, 2000, 1999, 1998 and 1997, respectively. See Note K of
Notes to Consolidated Financial Statements.

                                                               For Years Ended May 31,
                                 --------------------------------------------------------------------------------
                                     2001               2000             1999             1998            1997
                                     ----               ----             ----             ----            ----

Revenues                          $ 14,497,700    $   7,773,800    $  10,853,600    $ 11,558,500    $  5,790,200
Income (loss) before minority
   interests, equity in
   income (loss) of affiliates,
   and income taxes                  1,701,100      (11,148,200)     (16,057,800)        365,000      (3,706,000)

Minority interest in loss
   (income) of consolidated
   subsidiaries                        220,100          509,300        4,468,400        (772,500)        672,300

Equity in loss of affiliates              --             (2,900)         (59,100)       (575,700)       (690,800)

Income taxes                              --               --               --              --              --

Preferred stock dividends             (150,000)         (20,800)            --              --              --
                                  ------------    -------------    -------------    ------------    ------------

Net income (loss)
   to common shareholders         $  1,771,200    $ (10,662,600)   $ (11,648,500)   $   (983,200)   $ (3,724,500)
                                  ============    =============    =============    ============    ============


                                                                        May 31,
                                        ----------------------------------------------------------------------
                                          2001            2000           1999           1998            1997
                                          ----            ----           ----           ----            ----

Per shares financial data

Revenues                                $   1.77       $   1.01        $   1.52       $   1.74       $    .85
Income (loss) before minority
   interests, equity in income
   (loss) of affiliates and
   income taxes                         $    .21       $  (1.45)       $  (2.25)      $    .05       $   (.55)

Minority interest in loss (income)
   of consolidated subsidiaries              .03            .06             .63           (.12)           .10

Equity in loss of affiliates                --             --              (.01)          (.08)          (.10)

Income taxes                                --             --              --             --             --

Net income (loss)
   per share, basic                     $    .23       $  (1.39)       $  (1.63)      $   (.15)      $   (.55)
                                        ========       ========        ========       ========       ========

Net income (loss)
   per share diluted                    $    .21       $  (1.33)       $  (1.63)      $   (.15)      $   (.55)
                                        ========       ========        ========       ========       ========

Cash dividends per share                $    -0-       $    -0-        $    -0-       $    -0-       $    -0-
                                        ========       ========        ========       ========       ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's Discussion and Analysis of significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended May 31, 2001, we experienced an increase in working capital of $4,094,400 consisting mainly of the non-cash recognition of the deferred GMMV purchase option of $4,000,000. At May 31, 2000, we had a working capital deficit of $3,161,100 as compared to working capital of $933,300 at May 31, 2001.

     Components of the increase in working capital were increases in accounts receivable trade $264,300; current portion of long term notes receivable of $225,000; assets held for resale and other of $137,000; along with decreases in accounts payable of $279,500; deferred GMMV purchase option of $4,000,000; and current portion of long-term debt of $141,700. These increases in working capital were offset by reductions in; cash of $230,900; accounts receivable affiliates of $434,700, and inventory of $87,500, along with an increase in the outstanding balance under the line of credit of $200,000.

     On September 11, 2000, we entered into a settlement agreement with Kennecott relating to a legal dispute between the joint venture partners in the GMMV operations. As a result of this settlement, we received certain GMMV equipment; cash payments of $3,250,000, and the ability to recognize the $4,000,000 deferred GMMV purchase option as revenue. This transaction resulted in the reclassification of the deferred purchase option and the decrease in accounts payable trade. The transaction also resulted in the reduction of accounts receivable affiliates as the Company had an outstanding receivable from GMMV at May 31, 2000. Accounts receivable trade at May 31, 2000, consisted primarily of amounts due for contract drilling and construction work. These receivables were collected during the year ended May 31, 2001. This reduction in accounts receivable trade was offset by amounts due from the auction of certain mining and drilling equipment during the last month of the fiscal year ended May 31, 2001. Accounts receivable affiliates were reduced due to the collection of accounts receivable from GMMV and accounts and notes receivable from employees. The reduction of debt from employees consisted of the payment of cash, settlement agreements, and the receipt of 5,000 shares of the Company's common stock which was pledged for the indebtedness. These shares were recorded as treasury shares at the value of the principal portion of the debt reduction.

     During the year ended May 31, 2001, we sold our controlling interest in Ruby Mining Company ("Ruby") to Admiralty Corporation ("Admiralty") of Atlanta Georgia. Admiralty has developed technology that differentiates ferrous from non-ferrous metals in sea water. This technology is used to explore for and recover sunken treasures. Admiralty paid us $100,000 and signed a promissory note for $225,000 for the purchase of Ruby. At the time of this report, the promissory note was in default but we believe that Admiralty will pay the amount due or we will reach other terms to satisfy the debt. We maintained a 4% ownership position in Ruby by retaining 900,000 shares of its common stock. We may hold or sell all or a portion of this stock.

     Other assets increased by $137,000 as a result of increased deferred compensation as a result of funding of the 1996 Stock Award Program. Inventories decreased by $87,500 as of May 31, 2001 as a result of our leasing all of the commercial operations in southern Utah to third parties with the exception of the motel which has no retail inventory. Current portion of long term debt was reduced by $141,700 from the proceeds of the sale of certain equipment. The line of credit was drawn down by an additional $200,000 during fiscal 2001 to finance operations. After May 31, 2001, the amount borrowed under the line of credit was reduced to $350,000. As of the date of this report, the total amount available under the line of credit has been reduced to $750,000, including the $350,000 that has been drawn down. The reduction in the limit on the line of credit is as a result of the sale of a portion of the equipment which had been pledged on the line of credit during the first quarter of 2002.

     During the year ended May 31, 2001, investing and financing operations generated cash of $174,100 and $1,578,200, respectively while operation activities consumed cash of $1,983,200, for a net decrease in cash of $230,900. Although operations resulted in a profit of $1,771,200, a large portion of this gain was the non-cash transaction of recognizing $4,000,000 of deferred income from GMMV as income although we had received the cash in a previous period.

     Investing activities provided cash as a result of the sale of various pieces of equipment and percentages of coalbed methane properties. This increase in cash of $3,211,000 was offset by the acquisition of coalbed methane properties of $2,011,000; the development of coalbed methane properties of $455,600; the purchase of equipment of $1,719,400; and an increase in restricted investments of $417,700. The equipment purchases consisted of $1,250,000 for the purchase of our corporate aircraft (which had previously been leased) and $469,400 for equipment used in our drilling and construction operations.

     Cash was consumed in financing activities as the result of paying $828,400 on our debt. This reduction of debt was offset by new debt of $1,938,800. The increase in debt during fiscal 2001 was to fund the purchase of a corporate aircraft, the purchase of drilling and construction equipment and the partial financing of our real estate operations in southern Utah of $300,000.

     We issued 8,532 shares of our restricted common stock valued at $19,200 during year ended May 31, 2001 as non-cash compensation to our outside directors. We also issued 15,000 shares of our common stock valued at $70,600 as compensation to a consultant and 53,837 shares of common stock valued at $288,000 to our employee retirement plan. As a partial retirement of employee debt, we received 5,000 shares of stock valued at $20,600, which became treasury stock.

CAPITAL RESOURCES

     The primary sources of our capital resources are cash on hand; collection of receivables; projected equity financing of our coalbed methane affiliate RMG; production of coalbed methane gas; sale of excess mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; proceeds under the line of credit; receipt of contracted amounts from the sale of interests in coalbed methane properties, and the final determination of the SMP arbitration/litigation. We also will continue to receive revenues from our commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming.

     We currently have a $750,000 line of credit with a commercial bank. At the time of this report, this line of credit has been drawn down by $350,000. We also have a $500,000 line of credit through our affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this report.

     Subsequent to May 31, 2001 we received $796,000 for 199,000 (restricted under rule 144) shares of common stock through a private placement. We also received $288,400 during fiscal 2001 and $310,200 during the first quarter of 2002 from employees as they exercised options. We continue to seek equity or industry partner financing for RMG.

     We have entered into agreements with two companies to sell a portion of our interest in our coalbed methane properties. The first agreement is an option and farm-in agreement with Suncor Energy Natural Gas America Inc. ("SENGAI"), a subsidiary of Suncor Energy Inc. of Alberta, Canada. SENGAI is obligated to fund $2,000,000 of a $2,250,000 drilling program in 112,000 acres in part of our Montana coalbed methane properties. SENGAI, under the agreement, may exercise its option by paying $3,684,300, of which we would receive $2,763,200, in February of 2002. Should SENGAI exercise this option it would own a 50% working interest and a 40% net revenue interest in the 112,000 acres. Our interest would be reduced to 12.5% working interest and 10% net revenue interest should SENGAI exercise its option, subject to further reduction to 6.25% and 5% respectively by separate agreement with Carrizo.

     We also have entered into a purchase and sale agreement with CCBM, Inc. ("CCBM"), a wholly owned subsidiary of Carrizo Oil & Gas, Inc. of Houston Texas. CCBM signed a promissory note in the amount of $7,500,000 to purchase a 50% undivided interest in all of our coalbed methane properties. The promissory note bears interest at an annual rate of 8% and is payable at the rate of $125,000 per month plus interest for forty-one months with a balloon on the forty-second month.

     CCBM is also obligated to fund an initial drilling program in the amount of $5,000,000 of which $2,500,000 will be credited to RMG's benefit. Of this amount $250,000 will be committed to satisfy RMG's commitment under the SENGAI drilling program (as well as the remaining obligation under the Quantum agreement). For this advance of funds, CCBM will receive a 50% interest in RMG's interest in those wells drilled under the SENGAI initial drilling program and a 6.25 % working interest, and a 5% net revenue interest in the 112,000 acres which are subject to the SENGAI option. Should SENGAI not exercise its option, CCBM has the option to purchase an additional 18.75% of the total ownership in the 112,000 acres at the same price per net acre in the SENGAI agreement. If this occurs both RMG and CCBM would own undivided 25% interests in the 112,000 acres.

     We believe that these cash resources will be sufficient to sustain operations during fiscal 2002. We will continue to pursue equity and industry partner financing to fund our portion of RMG's obligations under the drilling programs.

CAPITAL REQUIREMENTS

     The primary requirements for our working capital during fiscal 2002 are expected to be development of coalbed methane properties; the cost of maintaining our uranium properties; the SGMC gold properties holding costs, and general and administrative costs.

                    DEVELOPMENT OF COALBED METHANE PROPERTIES
                    -----------------------------------------

     The majority of the fiscal 2002 development costs associated with the coalbed methane properties of RMG has been funded through the SENGAI and CCBM agreements. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non participating parties. Should we be required to fund any non- participating entities portion of the development programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non participating parties begin to receive production funds.

                         MAINTAINING URANIUM PROPERTIES
                         ------------------------------

     SMP URANIUM PROPERTIES

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties were approximately $33,300 per month during fiscal 2001. We continue to implement cost cutting measures to reduce the holding cost while at the same time preserve the assets. We are obligated to reclaim the GMIX plant which was used to extract uranium from mine waters. We have begun the process of reclamation and are moving any burying the GMIX plant in the Sweetwater mill tailings cell which was an asset of the GMMV and is now owned by Kennecott. It is anticipated that the reclamation will be completed during the second quarter of 2002. Costs of such reclamation are dependent on the work that is required by the regulatory agencies as the project progresses.

     PLATEAU RESOURCES URANIUM PROPERTIES

     Plateau owns the Ticaboo townsite, motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made to lease out all but the motel operations during fiscal 2002. This decision relieved us of the obligation and expense of employees, inventory and risk of loss for the leased operations.

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon Uranium Mill. We are pursuing alternative uses for these properties including the potential sale of the uranium mill.

     SUTTER GOLD MINING COMPANY GOLD PROPERTIES

     Due to the depressed market price of gold, the development of the gold properties has been deferred into the future. SGMC developed a tourism business to cover the holding costs of the properties until such time as the price for gold recovers. A decision was made to lease out the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mining property. We plan, if possible, to concurrently run a gold mine operation with the mine tour when gold values improve. We have one employee at the SGMC properties to preserve the core assets and properties. SGMC is in the process of evaluating the potential of selling certain of the non essential land positions that it has acquired in developing a mine plan.

                                  DEBT PAYMENTS
                                  -------------

     Debt to non-related parties at May 31, 2001 was $2,294,500 as compared to $1,184,200 at May 31, 2000. The increase in debt to non-related parties consists primarily of debt due on the financing of equipment and our corporate aircraft which was previously leased. The balance of the debt to non-related parties, is for the purchase of land and buildings by SGMC. All payments on the debt are current.

     At May 31, 2001, the Company had borrowed $850,000 of its line of credit. As of the date of this report the outstanding amount under the line of credit was $350,000. This debt is secured by the pledge of equipment and real estate assets of the Company.

                           FEDERAL INCOME TAX ISSUES
                           -------------------------

     The tax years through May 31, 1996 are closed after audit by the IRS.

                                RECLAMATION COSTS
                                -----------------

     With the exception of any amounts that may become needed in excess of the cash bond on the GMIX reclamation project, it is not anticipated that any of our working capital will be used in fiscal 2002 for the reclamation of any of its mineral property interests. The reclamation obligations are long term and are either bonded through the use of cash bonds or the pledge of assets.

     The reclamation liability on the Plateau uranium properties is $7,382,100 which is reflected on the Balance Sheet as a reclamation liability. This liability is fully funded by cash investments which are recorded as long term restricted assets.

     The reclamation costs of the Sheep Mountain properties are $1,496,800 and are covered by a reclamation bond which is secured by a pledge of certain of our real estate assets.

     The reclamation of SGMC gold properties is approximately $27,900. This reclamation obligation is bonded with a cash bond.

                              RESULTS OF OPERATIONS
                              ---------------------

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

Revenues:
---------

     Revenues during fiscal 2001 increased $6,723,900 over revenues for the previous year to $14,497,700. This increase was primarily as a result of an increase in mineral sales, management fees and other revenues, the resolution of the GMMV litigation with Kennecott and the gain on sales of surplus assets.

     During fiscal 2001, we recorded $442,800 in revenues from mineral sales compared to $132,600 during the previous year. The increase was the result of the sale of a uranium delivery contract to a non- affiliated company, and a delivery made under that market related contract before the sale of the contract. There were no similar sales during the same period of the prior year.

     As a result of the settlement of the Kennecott litigation, $7,132,800 was recorded as revenue during fiscal 2001. This revenue has two components: (1) Non-cash revenues as a result of the recognition of $4,000,000 of a deferred GMMV purchase option payment that was received in 1997 and (2) the receipt of cash from Kennecott as a result of the settlement, $3,132,800 - net of accounts receivable from GMMV.

     During the fiscal 2001, we recognized a gain of $602,100 from the sale of equipment that was determined to be surplus. One large component of this amount was the sale of certain GMMV assets that were distributed to the Company upon the resolution of the GMMV litigation. Increased other revenues were also recorded during 2001 in the amount $437,100. This increase in other revenues was primarily as the result of the final royalty payment received from the sale of The Brunton Company of $233,000, and the sale of a real estate property in Colorado of $264,600.

     These increases in revenues were offset by decreases in contract drilling and construction revenues, $1,346,300, commercial operations revenue, $267,400, and interest revenue of $113,900. Contract drilling and construction revenues decreased during fiscal 2001 due to reduced activity for third parties. Revenues from commercial operations decreased as the operations at SGMC and Plateau were leased out. The decrease in interest revenues was as a result of reduced amounts of cash held in interest bearing accounts.

Costs and Expenses:
------------------

     Costs and expenses decreased by $6,125,400 during fiscal 2001 to $12,796,600 from $18,922,000 during the previous year. This reduction in costs and expenses came as a result of reduced contract drilling and construction operation expense of $2,428,700; reduced commercial operation expense of $151,100; a reduced provision for doubtful accounts of $708,600; and general and administrative costs and expenses of $3,805,900. These reductions in costs and expenses were offset by increases in mineral operations costs and expenses of $658,000; oil production costs and expenses of $4,600; abandonment of mining equipment of $123,800; and interest expense of $182,500.

     Contract drilling and construction costs and expenses were reduced as a result of the curtailment of contract operations for third parties during fiscal 2001. General and administrative costs during fiscal 2000 were significantly higher than those experienced during fiscal 2001 due to a non-cash charge to operations of $3,139,100 as a result of the issuance of common shares of RMG stock below the market. Other reductions in General and Administrative costs and expenses during fiscal 2001 were related to a reduction of staff.

     Operations for the fiscal year ended May 31, 2001, resulted in earnings of $1,771,200 or $0.21 per share fully diluted as compared to a loss of $10,621,000 or $1.33 per share fully diluted for the fiscal year ended May 31, 2000.

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

Revenues:
--------

     During fiscal 2000, the Company recognized revenues in three segments; minerals in the form of advance royalties on its molybdenum property, $132,600, contract drilling and construction work in the coalbed methane industry, $3,584,900, commercial operations in southern Utah and other rental properties in Wyoming, $2,786,800. The Company also recognized other revenues from oil sales of $159,200 from its interest in the Lustre Field on the Fort Peck Reservation, interest revenues of $813,600 on cash equivalents invested in interest bearing accounts, and management fees of $277,300 for services provided to the GMMV.

     Total revenues during fiscal 2000 were $7,773,800, a decrease of $3,079,800 from revenues of $10,853,600 in fiscal 1999. This decrease was as a result of decreased revenues in mineral sales of $105,600;

commercial operations of $191,000; revenues from the partial settlement of the SMP arbitration/litigation of $6,077,300; management fees and other revenues of $307,100; interest revenues of $34,000, and the gain on disposal of assets of $25,700. These decreases in revenues were offset by increased revenues from contract drilling and construction operations of $3,584,900 and oil sales of $76,000.

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

Costs and Expenses:
------------------

     Costs and expenses were reduced in fiscal 2000 by $7,989,400 to $18,922,000 from $26,911,400 during fiscal 1999. This reduction was primary as a decrease in the impairment of mineral properties of $13,224,400. No impairment of mineral properties was taken during fiscal 2000. During fiscal 1999, the Company determined that an impairment should be taken on the SGMC assets of $10,718,300 and the Yellow Stone Fuels Corp. ("YSFC") assets of $2,506,100. The impairment of the SGMC and YSFC assets related to the recoverability of the Company's investment in the mineral properties and equipment based on the then market prices for gold and uranium. Other decreases in costs and expenses were a $51,600 reduction in commercial operations as a result of cost cutting efforts and $9,100 in oil production costs due to less repair expenditures being made on the wells during fiscal 2000.

     Increases in costs and expenses during fiscal 2000 over fiscal 1999 are $341,400 in mineral operations; $4,164,400 in contract drilling and construction operations; provision for doubtful accounts of $343,600, and interest expense of $38,300.

     Costs and expenses in mineral operations during fiscal 2000 increased as a result of increased activities for the Company's own account where mineral operations in previous years were associated primary with joint ventures that either reimbursed a portion or all of the costs. Contract drilling and construction costs recorded during fiscal 2000 have no comparative costs and expenses during fiscal 1999. These costs include all labor, equipment operating and repair expenses and other costs associated with contract drilling and construction. Prior to fiscal 2000, there were no contract drilling and construction operations.

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

     The increase in provision for doubtful accounts of $343,600 during fiscal 2000 was primarily as a result of the valuation to market of the collateral held for the loan to the Company's ESOP retirement plan. Interest expense increased by $38,300 during fiscal 2000 as a result of additional equipment financing activity.

     Operations resulted in a loss of $10,621,000 or $1.33 per share fully diluted as compared to a loss of $11,648,500 or $1.63 per share fully diluted during fiscal 1999.

                                FUTURE OPERATIONS
                                -----------------

     We have generated losses in two of the last three years as a result of holding costs and permitting activities in the mineral segment along with impairments of mineral assets. We have maintained some of our investments in gold and uranium properties that continue to generate no operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependent on the price that a producer can receive for its minerals. We cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, we will generate net income from these operations. We believe we have sufficient capital resources to maintain our mineral properties on a standby basis through fiscal 2002. Development activities of the mineral properties and expansion of commercial operations are dependent on the Company obtaining equity financing or commercial loans. It may also be necessary to generate cash through the sale of equipment or other assets.

     At May 31, 2001 we are committed to be in the coalbed methane business well into the future. Uranium prices and market projections are being evaluated. Decisions to liquidate part or all of the Company's uranium holdings are being considered. We are also evaluating its commitment to the gold business and at what time the price for gold may recover.

                          EFFECTS OF CHANGES IN PRICES
                          ----------------------------

     Mineral operations are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly, and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

     NATURAL GAS. Our decisions to expand into the coalbed methane gas industry were predicated on the projections for natural gas prices. We believe that the energy demands of the United States of America will sustain natural gas prices at their current levels or higher during the foreseeable future.

     URANIUM AND GOLD. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium are at historical low prices. We continually evaluate market trends and data. We do not plan to go forward with any additional development of our uranium and gold properties until the market price for these metals increase and remain at profitable levels.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during fiscal 2002. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Phelps Dodge since it has other producing molybdenum mines.

ITEM 8.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheet of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of May 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of May 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





                                                     GRANT THORNTON LLP

Denver, Colorado,
July 27, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheet of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of May 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of May 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                                     ARTHUR ANDERSEN LLP

  Denver, Colorado,
  September 11, 2000

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        May 31,
                                                             -----------------------------
                                                                  2001             2000
                                                             ------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                               $    685,500    $    916,400
     Accounts receivable:
       Trade, net of allowance of $27,800                       1,319,300       1,055,000
       Affiliates                                                  74,200         508,900
     Current portion of long-term notes                           225,000            --
     Assets held for resale and other                             983,800         846,800
     Inventory                                                     42,200         129,700
                                                             ------------    ------------
       Total current assets                                     3,330,000       3,456,800

INVESTMENTS AND ADVANCES:
     Affiliates                                                    16,200           9,600
     Restricted investments                                     9,778,700       9,361,000
                                                             ------------    ------------
       Total investments and advances                           9,794,900       9,370,600

PROPERTIES AND EQUIPMENT:
     Land                                                       1,271,800       1,499,100
     Buildings and improvements                                 7,404,800       7,825,000
     Machinery and equipment                                    5,536,900      10,386,200
     Proved oil and gas properties, full cost method            1,773,600       1,773,600
     Unproved coalbed methane  properties,
       excluded from amortization                               5,881,700       4,727,200
     Other mineral properties and mine development costs        1,520,600       1,494,700
                                                             ------------    ------------
       Total property and equipment                            23,389,400      27,705,800
     Less-Accumulated depreciation,
       depletion and amortization                              (7,285,100)    (10,948,900)
                                                             ------------    ------------
         Net property and equipment                            16,104,300      16,756,900

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate sales                                           42,400          58,600
       Employees                                                  180,300         295,200
     Deposits and other                                         1,013,300         938,000
                                                             ------------    ------------
       Total other assets                                       1,236,000       1,291,800
                                                             ------------    ------------
     Total assets                                            $ 30,465,200    $ 30,876,100
                                                             ============    ============




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        May 31,
                                                             -----------------------------
                                                                  2001            2000
                                                             ------------    -------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $  1,404,300    $  1,683,800
     Deferred GMMV purchase option                                   --         4,000,000
     Current portion of long-term debt                            142,400         284,100
     Line of credit                                               850,000         650,000
                                                             ------------    ------------
       Total current liabilities                                2,396,700       6,617,900

LONG-TERM DEBT                                                  2,152,100         900,100

RECLAMATION LIABILITY                                           8,906,800       8,906,800

OTHER ACCRUED LIABILITIES                                       2,777,800       3,073,500

DEFERRED TAX LIABILITY                                          1,144,800       1,144,800

MINORITY INTERESTS                                              1,177,800       1,124,600

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
     $.01 par value; 433,788 and 396,608
     shares issued, forfeitable until earned                    2,748,600       2,584,600

PREFERRED STOCK,
     $.01 par value; 1,000 shares authorized,
       200 shares issued and outstanding                        1,840,000       1,840,000

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 20,000,000 shares
       authorized; 8,989,047 and 8,763,155
       shares issued, respectively                                 90,000          87,700
     Additional paid-in capital                                38,681,600      37,797,700
     Accumulated deficit                                      (28,300,000)    (30,071,200)
     Treasury stock at cost, 949,725 and 944,725
       shares, respectively                                    (2,660,500)     (2,639,900)
     Unallocated ESOP contribution                               (490,500)       (490,500)
                                                             ------------    ------------
         Total shareholders' equity                             7,320,600       4,683,800
                                                             ------------    ------------
       Total liabilities and shareholders' equity            $ 30,465,200    $ 30,876,100
                                                             ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended May 31,
                                                  --------------------------------------------
                                                      2001            2000            1999
                                                  ------------   ------------    -------------
REVENUES:
    Mineral sales                                 $    442,800   $    132,600    $    238,200
    Contract drilling/construction                   2,238,600      3,584,900            --
    Commercial operations                            2,519,400      2,786,800       2,977,800
    Oil sales                                          147,900        159,200          83,200
    Management fees and other                          714,400        277,300         584,400
    Interest                                           699,700        813,600         847,600
    Litigation settlements, net                      7,132,800           --         6,077,300
    Gain (loss) on sales of assets                     602,100         19,400          45,100
                                                  ------------   ------------    ------------
       Total revenues                               14,497,700      7,773,800      10,853,600

COSTS AND EXPENSES:
    Mineral operations                               3,309,200      2,651,200       2,309,800
    Contract drilling/construction operations        1,750,500      4,179,200          14,800
    Commercial operations                            3,236,200      3,387,300       3,438,900
    Oil production                                      60,100         55,500          64,600
    General and administrative                       4,051,500      7,857,400       7,449,400
    Provision for doubtful accounts                       --          708,600         365,000
    Impairment of mineral assets                       123,800           --        13,224,400
    Interest                                           265,300         82,800          44,500
                                                  ------------   ------------    ------------
       Total cost and expenses                      12,796,600     18,922,000      26,911,400
                                                  ------------   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST
    AND EQUITY IN LOSS OF AFFILIATES                 1,701,100    (11,148,200)    (16,057,800)

MINORITY INTEREST IN LOSS
    OF CONSOLIDATED SUBSIDIARIES                       220,100        509,300       4,468,400

EQUITY IN LOSS OF AFFILIATES                              --           (2,900)        (59,100)
                                                  ------------   ------------    ------------

(Continued)


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                                Year Ended May 31,
                                                  ---------------------------------------------
                                                       2001            2000            1999
                                                  -------------   -------------   -------------
INCOME (LOSS) BEFORE
     INCOME TAXES                                    1,921,200     (10,641,800)    (11,648,500)

PROVISION FOR INCOME TAXES                                --              --              --
                                                  ------------    ------------    ------------

NET INCOME (LOSS)                                    1,921,200     (10,641,800)    (11,648,500)

PREFERRED STOCK DIVIDENDS                             (150,000)        (20,800)           --
                                                  ------------    ------------    ------------

NET INCOME (LOSS) TO
     COMMON SHAREHOLDERS                          $  1,771,200    $(10,662,600)   $(11,648,500)
                                                  ============    ============    ============

NET INCOME (LOSS) PER SHARE,
     TO COMMON SHAREHOLDERS
     BASIC                                        $        .23    $      (1.39)   $      (1.63)
                                                  ============    ============    ============

NET LOSS PER SHARE, TO
     COMMON SHAREHOLDERS
     DILUTED                                      $        .21    $      (1.39)   $      (1.63)
                                                  ============    ============    ============

BASIC WEIGHTED AVERAGE
     SHARES OUTSTANDING                              7,826,001       7,673,475       7,137,114
                                                  ============    ============    ============

DILUTED WEIGHTED AVERAGE
     SHARES OUTSTANDING                              8,487,680       8,008,895       7,137,114
                                                  ============    ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            Common Stock      Additional
                                       --------------------    Paid-In      Accumulated
                                         Shares     Amount     Capital        Deficit
                                         ------     ------    ----------    ------------

Balance May 31, 1998                   7,523,492   $75,200   $28,526,200   $ (7,760,100)

Funding of ESOP                           89,600       900       357,500           --
Issuance of employee options
   below market value                       --        --         262,000           --
Issuance of common stock
   for services rendered                 131,136     1,300       386,400           --
Issuance of common stock
   for exercise of YSFC exchange         677,167     6,800     2,591,500           --
Fair value of warrants and options
   issued for services rendered             --        --         176,000           --
Fair value of warrants issued for
   exercise of YSFC exchange                --        --         167,000           --
Issuance of common
   stock to acquire SGMC
   special warrants, net of
   offering costs                         89,059     1,000       278,900           --
Purchase of treasury stock                  --        --            --             --
Forfeitable shares earned                 40,170       400       269,400           --
Net loss                                    --        --            --      (11,648,500)
                                       ---------   -------   -----------   ------------

Balance May 31, 1999                   8,550,624   $85,600   $33,014,900   $(19,408,600)
                                       =========   =======   ===========   ============


                                           Treasury Stock      Unallocated      Total
                                       ---------------------       ESOP      Shareholders'
                                        Shares       Amount    Contribution     Equity
                                        ------       ------    ------------  --------------

Balance May 31, 1998                   865,943   $(2,460,800)   $(927,000)   $ 17,453,500

Funding of ESOP                           --            --           --           358,400
Issuance of employee options
   below market value                     --            --           --           262,000
Issuance of common stock
   for services rendered                  --            --           --           387,700
Issuance of common stock
   for exercise of YSFC exchange          --            --           --         2,598,300
Fair value of warrants and options
   issued for services rendered           --            --           --           176,000
Fair value of warrants issued for
   exercise of YSFC exchange              --            --           --           167,000
Issuance of common
   stock to acquire SGMC
   special warrants, net of
   offering costs                         --            --           --           279,900
Purchase of treasury stock              64,589      (123,800)        --          (123,800)
Forfeitable shares earned                 --            --           --           269,800
Net loss                                  --            --           --       (11,648,500)
                                       -------   -----------    ---------    ------------

Balance May 31, 1999                   930,532   $(2,584,600)   $(927,000)   $ 10,180,300
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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)


                                               Common Stock           Additional
                                         ------------------------       Paid-In     Accumulated
                                          Shares         Amount         Capital       Deficit
                                          ------         ------      -----------   -------------

Balance May 31, 1999                     8,550,624   $     85,600   $ 33,014,900   $(19,408,600)

Funding of ESOP                            123,802          1,200        370,200           --
Issuance of common stock
   to outside directors                      6,020            100         21,000           --
Issuance of common stock
   for purchase of subsidiary stock         73,109            700        259,900           --

Forfeitable shares earned                    9,600            100         88,000           --
Treasury stock from consolidation
   of subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.                   --             --             --             --
Unrealized gain on sale of
   subsidiary stock                           --             --        1,053,700           --
Non-cash compensation
   paid by subsidiary                         --             --        2,990,000           --
Writedown of unallocated
   ESOP contribution                          --             --             --             --

Net Loss                                      --             --             --      (10,662,600)
                                         ---------   ------------   ------------   ------------

Balance May 31, 2000                     8,763,155   $     87,700   $ 37,797,700   $(30,071,200)
                                         =========   ============   ============   ============


                                               Treasury Stock        Unallocated         Total
                                           ----------------------       ESOP         Shareholders'
                                            Shares        Amount     Contribution        Equity
                                            ------        ------     -------------   -------------

Balance May 31, 1999                       930,532   $ (2,584,600)   $   (927,000)   $ 10,180,300

Funding of ESOP                               --             --              --           371,400
Issuance of common stock
   to outside directors                       --             --              --            21,100
Issuance of common stock
   for purchase of subsidiary stock           --             --              --           260,600

Forfeitable shares earned                     --             --              --            88,100
Treasury stock from consolidation
   of subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.                 14,193        (55,300)           --           (55,300)
Unrealized gain on sale of
   subsidiary stock                           --             --              --         1,053,700
Non-cash compensation
   paid by subsidiary                         --             --              --         2,990,000
Writedown of unallocated
   ESOP contribution                          --             --           436,500         436,500

Net Loss                                      --             --              --       (10,662,600)
                                           -------   ------------    ------------    ------------

Balance May 31, 2000                       944,725   $ (2,639,900)   $   (490,500)   $  4,683,800
                                           =======   ============    ============    ============


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)


                                              Common Stock         Additional
                                        -----------------------     Paid-In      Accumulated
                                         Shares        Amount       Capital        Deficit
                                         ------        ------    -------------  -------------

Balance May 31, 2000                  8,763,155   $     87,700   $ 37,797,700   $(30,071,200)

Funding of ESOP                          53,837            500        287,500           --
Issuance of common stock
   to outside directors                   8,532            100         19,100           --
Forfeitable shares earned                29,820            300        193,900           --
Issuance of common stock
   for services rendered                 15,000            200         70,400           --
Treasury stock from payment
   on balance of note receivable           --             --             --             --
Sale of Ruby Mining                        --             --           25,800           --
Issuance of common stock
   for exercised options                118,703          1,200        287,200           --
Net income                                 --             --             --        1,771,200
                                      ---------   ------------   ------------   ------------

Balance May 31, 2001                  8,989,047   $     90,000   $ 38,681,600   $(28,300,000)
                                      =========   ============   ============   ============


                                             Treasury Stock        Unallocated        Total
                                        -----------------------       ESOP         Shareholders'
                                         Shares       Amount      Contribution       Equity
                                         ------       ------      -------------   -------------

Balance May 31, 2000                    944,725   $ (2,639,900)   $   (490,500)   $  4,683,800

Funding of ESOP                            --             --              --           288,000
Issuance of common stock
   to outside directors                    --             --              --            19,200
Forfeitable shares earned                  --             --              --           194,200
Issuance of common stock
   for services rendered                   --             --              --            70,600
Treasury stock from payment
   on balance of note receivable          5,000        (20,600)           --           (20,600)
Sale of Ruby Mining                        --             --              --            25,800
Issuance of common stock
   for exercised options                   --             --              --           288,400
Net income                                 --             --              --         1,771,200
                                        -------   ------------    ------------    ------------

Balance May 31, 2001                    949,725   $ (2,660,500)   $   (490,500)   $  7,320,600
                                        =======   ============    ============    ============


Total Shareholders' Equity at May 31, 2001 does not include 433,788 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended May 31,
                                                     ---------------------------------------------
                                                         2001             2000            1999
                                                     -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $  1,771,200    $(10,662,600)   $(11,648,500)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Minority interest in loss of
           consolidated subsidiaries                     (220,100)       (509,300)     (4,468,400)
         Depreciation                                     831,500         699,500         726,400
         Impairment of mineral assets                     123,800            --        13,224,400
         Equity in loss from affiliates                      --             2,900          59,100
         SMP settlement                                      --              --         5,026,000
         Gain on sale of assets                          (602,100)        (19,400)        (45,100)
         Provision for doubtful accounts                     --           708,600         465,000
         Common stock issued to fund ESOP                 288,000         371,400         358,400
         Non-cash compensation                            232,800       3,191,000         267,900
         Common stock and warrants
           issued for services                             70,600          21,100         825,700
         Deferred income                               (4,000,000)           --              --
         Other                                               --              --          (168,800)
         Net changes in assets and liabilities:
           Accounts and notes receivable                   76,500        (536,500)        946,500
           Other assets                                    20,000         283,400         (44,900)
           Accounts payable and accrued expenses         (575,300)       (217,200)     (1,318,800)
           Reclamation and other                             --            45,900          82,100
                                                     ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                              (1,983,100)     (6,621,200)      4,287,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development of coalbed methane gas properties     (1,187,800)     (4,727,200)           --
     Development of mining properties                      (4,400)        (22,200)        (18,100)
     Proceeds from sale of property and equipment       3,211,000          26,300         375,300
     Increase in restricted investments                  (417,700)       (200,600)       (271,300)
     Purchase of property and equipment                (1,719,400)     (2,542,500)     (1,057,900)
     Investments in affiliates                            292,400         (12,500)         54,200
                                                     ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                 174,100      (7,478,700)       (917,800)


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                   Year Ended May 31,
                                                      ---------------------------------------------
                                                          2001            2000             1999
                                                      -------------   ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock           $    288,400    $       --      $       --
     Proceeds from issuance of preferred stock                --         1,840,000            --
     Proceeds from sale of stock by subsidiary                --         2,160,000            --
     Proceeds from long-term debt                        1,938,800       1,392,400         249,000
     Net proceeds from lines of credit                     200,000         650,000            --
     Purchase of treasury stock                            (20,600)           --          (123,800)
     Repayments of long-term debt                         (828,400)     (1,246,300)       (395,200)
     Cash acquired in purchase of subsidiary                  --            47,200       1,423,300
                                                      ------------    ------------    ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                1,578,200       4,843,300       1,153,300
                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS                            (230,900)     (9,256,600)      4,522,500

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                   916,400      10,173,000       5,650,500
                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                    $    685,500    $    916,400    $ 10,173,000
                                                      ============    ============    ============


SUPPLEMENTAL DISCLOSURE
     Income tax paid                                  $       --      $       --      $       --
                                                      ============    ============    ============

     Interest paid                                    $    265,300    $     35,800    $     44,500
                                                      ============    ============    ============

NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     Satisfaction of receivable - affiliate
       with stock in affiliate                        $  3,000,000    $    196,700    $    275,000
                                                      ============    ============    ============

     Acquisition of assets through issuance of debt   $  1,250,000    $       --      $    555,000
                                                      ============    ============    ============

     Issuance of stock for retired employees          $    194,200    $     88,100    $       --
                                                      ============    ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

A.   BUSINESS ORGANIZATION AND OPERATIONS:

     U.S. Energy Corp. and subsidiaries (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in uranium, gold, molybdenum and coalbed methane. None of the Company's mineral properties are currently in production. The Company holds various real and personal properties used in commercial activities. The Company also performs contract drilling and construction work on third party properties. Most of these activities are conducted through the joint venture discussed below and in Note D.

     The Company was engaged in the maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). All issues and disputes in the SMP litigation have been resolved with the exception of rights and the profits therefrom on certain CIS related uranium contracts. The resolution of the other issues resulted in the payment of cash to the Company and the receipt of the SMP mineral properties and one uranium delivery contract. The remaining issues have been referred to a special master for resolution by the U.S. District Court of Colorado. The litigation with Kennecott has been settled. Sutter Gold Mining Company ("SGMC"), a Wyoming corporation owned 66.3% by the Company at May 31, 2001, manages the
Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate subject to certain conditions. Rocky Mountain Gas, Inc. ("RMG") was formed in fiscal 2000 to consolidate all methane gas operations of the Company. The Company owns and controls 84% of RMG as of May 31, 2001.

     The Company has generated significant net losses prior to fiscal 2001 resulting in an accumulated deficit of approximately $28,300,000 at May 31, 2001. The Company has a working capital balance of approximately $933,300 at May 31, 2001. The Company's cash balance has decreased from $916,400 at the prior year end to $685,500 at May 31, 2001. At year end, the Company did not have the working capital necessary to continue to fund anticipated development activities in its coalbed methane properties. The Company has therefore entered into joint ventures to develop its properties. In order to reduce its overhead costs, the Company reduced its staff during 2001. In addition, the Company continues to believe that it will ultimately receive more cash from the final settlement of the SMP litigation. Taken together, the Company believes it will be able to meet its obligations during the upcoming year.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMC (66.3%), Crested Corp. ("Crested") (70.5%), Yellowstone Fuels Corp. ("YSFC") (35.9%) Rocky Mountain Gas ("RMG") (82%), Northwest Gold, Inc. ("NWG") (96%) and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by U.S. Energy Corp. and Crested, through which the bulk of their operations are conducted.

     Prior to fiscal 2001, Ruby Mining Company ("Ruby") which was 91% owned by the Company, was also consolidated. During 2001, Ruby was sold to a third party and therefore is no longer consolidated.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


PROPERTIES AND EQUIPMENT

     Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

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

     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. During fiscal 2001, the Company recorded an impairment on its mineral assets of $123,800 in YSFC. During fiscal 1999, the Company recorded an impairment of $10,718,300 on its mineral assets in SGMC and $2,506,100 on its mineral assets in YSFC. As of May 31, 2001, management believes no further impairment is necessary. See Note F for further discussion.

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

     Revenues from gold and uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from commercial operations, which represent primarily real estate activity and an airport fixed base operation, are recognized as goods and services are delivered. Revenues from long-term construction contracts are recognized on the percentage-of- completion method. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Oil and gas revenue is recognized at the time of product delivery.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


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

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes fair value accounting and reporting standards for derivative instruments and hedging activities. The Company adopted SFAS No. 133 in the first quarter of fiscal 2001 and such adoption had no significant effect on the Company's financial statements.

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

C.   RELATED-PARTY TRANSACTIONS:

     The Company provides management and administrative services for affiliates under the terms of various management agreements. Revenues from services by the Company to unconsolidated affiliates were $132,500, $39,900 and $584,400 in fiscal 2001, 2000, and 1999, respectively. The Company has $74,200 of receivables from unconsolidated subsidiaries as of May 31, 2001.

     As of May 31, 2001, the Company had notes receivable due from certain directors and employees of the Company totaling $180,300 due December 31, 2001. This indebtedness is secured by 161,500 shares of the Company's common stock. During fiscal 2001, this debt was reduced by $114,900.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


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

E.   INVESTMENTS IN AND ADVANCES TO AFFILIATES:

     The Company's restricted investments secure various decommissioning, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 2001 and 2000, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to- maturity under SFAS 115 and are measured at amortized cost.

     The Company's investment in and advances to affiliates are as follows:

                                       Consolidated        Carrying Value at May 31,
                                                         ---------------------------
                                         Ownership          2001             2000
                                       -------------     -----------     -----------

     Powder River Gas LLC                   --          $  16,200        $    9,600

     Equity loss from investments accounted for by the equity method are as follows:

                                                      Year Ended May 31,
                                       ---------------------------------------------
                                            2001            2000             1999
                                       ----------        -----------     -----------

     Ruby Mining Company**             $   --            $   (2,900)**   $   (3,100)
     YSFC***                               --               --              (56,000)***
                                       ----------        --------        ----------

                                       $   --            $ (2,900)       $  (59,100)
                                       ==========        ========        ==========

** Consolidated beginning December 1, 1999. This represents the equity loss through November 30, 1999. Ruby was sold during fiscal 2001 and is no longer consolidated.

*** Consolidated beginning March 1, 1999. This represents the equity loss through February 28, 1999.

     Condensed combined balance sheets and statements of operations of the Company's equity investees for fiscal 2000 include Ruby Mining Company.

     See Note F for a discussion of the reduction in the carrying value of such investee assets.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


F.   MINERAL CLAIMS TRANSACTIONS AND MINING PROPERTIES:

GMMV
----

     During fiscal 1990, the Company entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation plc, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. During the life of the venture, the parties entered into various amendments to the GMMV agreement.

     As a result of sustained depressed uranium prices, the GMMV properties were maintained on a standby basis. During fiscal 2000, certain disputes arose in the GMMV venture and Kennecott sued the Company. On September 11, 2000, the parties settled all disputes by Kennecott paying the Company $3.25 million and Kennecott assuming all reclamation liabilities of the GMMV Properties.

SMP
---

     During fiscal 1989, the Company, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, Sheep Mountain Partners ("SMP"). SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past ten years. See Note K for a description of the investment and a discussion of the related litigation/arbitration.

     Due to the litigation and arbitration proceedings involving SMP for the past ten years, the Company has expensed all of its costs related to SMP and has had no carrying value of its investment in SMP for either 2001 or 2000 as proceeds from litigation and arbitration proceedings were accounted for under the cost recovery method of accounting as discussed in Note K. The Company's direct loss generated from its investment in SMP, which represents mine standby costs incurred directly by the Company, was $399,300, $711,300 and $704,10 for the years ended May 31, 2001, 2000 and 1999, respectively.

     As part of a partial settlement agreement dated June 1, 1998, the Company was awarded the return of its Sheep Mountain uranium mines and certain other properties. Accordingly, all mine standby costs and other holding costs were expensed by the Company during fiscal 2001, 2000 and 1999.

PHELPS DODGE
------------

     During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2001.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     AMAX and later Cyprus Amax, paid the Company an annual advance in royalty of 50,000 pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made payments to the Company during fiscal 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $108,500, $132,600 and $150,100 of revenue from the advance royalty payments in fiscal 2001, 2000 and 1999, respectively. Phelps Dodge has not made the payment of the advance royalty during the first quarter of 2002. The Company considers this a breach of Phelps Dodge's contractual obligations.

     Phelps Dodge may elect to return the properties to the Company, which would cancel future obligations under the advance royalty obligation. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company. Also, per the contract with AMAX, the Company is to receive 15% of the first $25,000,000, or $3,750,000, if the molybdenum properties are sold, which the Company believes has occurred.

     The Company has recently entered into discussions with Phelps Dodge concerning the purchase of the properties from Cyprus Amax.

SUTTER GOLD MINE COMPANY
------------------------

     SGMC was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California. SGMC is in the development stage and additional development is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception were initially capitalized. Since test production in 1992, SGMC has focused its efforts on obtaining a reserve study, developing a mine plan and pursuing financing or a partner to assist in the financing of its mineral development and ultimate production. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has put the development of the mine on hold. Until the time when development begins, SGMC will require capital contributions from affiliates or other sources to maintain its current activities. SGMC will continue to be considered in the development stage until the time it generates significant revenue from its principal operations.

     Primarily as a result of the sustained decline in gold prices and the lack of significant financing necessary to further develop the Lincoln Project, the Company evaluated the carrying value of its SGMC assets for impairment. The Company determined the carrying value of its assets exceeded its fair value. Accordingly, in fiscal 1999 and 1998, the Company recorded an impairment in the amount of $10,718,300 and $1,500,000 respectively, which is classified as Impairment of Mineral Assets in the accompanying Consolidated Statements of Operations. The impairment related to mineral properties and mine development costs ($10,315,700 and $1,500,000 for 1999 and 1998, respectively) and equipment ($402,600 and $-0- for 1999 and 1998, respectively).

     In connection with a private offering, on March 21, 1997, the Company and Crested accepted a Contingent Stock Purchase Warrant which provides the Company and Crested the right to acquire, for no

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


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

     Due to continued low uranium market prices and the inability to raise financing to place the YSFC properties into production, the Company recorded an impairment of $123,800 in fiscal 2001 and $2,506,100 in 1999 related to YSFC's mineral assets, which is classified as impairment of mineral assets in the accompanying Consolidated Statements of Operations. The impairment was specifically related to the YSFC mining equipment in fiscal 2001.

PLATEAU RESOURCES LIMITED
-------------------------

     During fiscal 1994, the Company entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau, a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. The Company paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 2001, Plateau had a cash security in the amount of $9,664,000 to cover reclamation of the properties (see Note K).

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     The Company is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Commercial revenues are being generated from the townsite assets which include a motel, C-store, lounge, restaurant, boat storage facility and housing.

     The convenience store, lounge and restaurant, and boat storage facility are leased to third party companies. The Company receives rent on these facilities and a percentage of the revenues of each operation. The Company is also considering the possibility of selling the mill facility.

ENERGX, LTD.
------------

     Energx is engaged in the operation of oil wells in Montana. Energx is owned by 90% by the Company and 10% by the Assiniboine and Sioux Tribes. Revenues from the sale of oil during fiscal 2001, 2000 and 1999 was $147,900, $159,200 and $83,200, respectively.

     During fiscal 2001, the Company sold its controlling interest in Ruby Mining Company to Admiralty Company. The Company retained 900,000 shares of Ruby Mining common stock; received $100,000 upon closing, and a promissory note in the amount of $225,000. Although the promissory note is currently in default, management believes that Admiralty will pay the balance due during the second quarter of 2002.

ROCKY MOUNTAIN GAS, INC.
------------------------

     During fiscal 2000, the Company organized RMG to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas leases and the exploration, development and production of methane gas from those properties. The Company owns and controls 84% of RMG. RMG sold 55,500 shares and 1,206,333 shares of its common stock in a private placement during fiscal 2001 and 2000 respectively, for total proceeds of approximately $3,721,900.

     RMG entered into an agreement with Quantum Energy, L.L.C. (Quantum has since changed its name to ("Quaneco")) on January 3, 2000 to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of southeastern Montana. The terms of the Quantum agreement were payments of $3,200,000 on closing, $1,000,000 on or before May 1, 2000 and $1,300,000 on or before December 31, 2000. RMG also had a $2,500,000 work commitment to drill approximately 25 wells on the Quantum properties by November 30, 2000.

     During fiscal 2001, RMG and Quaneco entered into an Option and Farmin Agreement with Suncor (Natural Gas) America, Inc. ("SENGAI") on 112,000 acres in southeast Montana. SENGAI paid $1,705,000 for the right to exercise the option, of which $1,278,800 was due to RMG. These funds were applied to the final payment due under to Quaneco agreement. All amounts due to Quaneco had been paid as of May 31, 2001.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     SENGAI also committed to assume $2,000,000 of the remaining $2,250,000 drilling commitment that RMG had under its drilling commitment to Quaneco. If SENGAI exercises its option on the acreage an additional $3,923,700 will be due to the Company and Quantum, of which $2,942,800 will be due to the Company. Upon Exercise of the option, SENGAI is also committed to fund a disproportional $841,400 on the second drilling program on the properties.

     If SENGAI exercises its option, RMG will own a 12.5% working interest and a 10% revenue interest in the 112,000 acres (subject to the CCBM agreement). Should SENGAI not elect to exercise its option, RMG will revert to a 50% working interest, 40% revenue interest in the acreage.

     RMG also acquired a 100% working interest (82% revenue interest) in 63,000 net mineral acres in southwest Wyoming. These coalbed methane gas leases are in the greater Green River Basin. RMG purchased these leases for cash and drilling commitments.

     On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM purchased an undivided 50% interest in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month.

     The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when the total principal payments reach 66% of the principal amount of the purchase price and the balance when the total principal amount is paid.

     CCBM has also agreed to fund $5,000,000 for an initial drilling program. If CCBM fails to expend $5,000,000 in the drilling program or $2,500,000 for RMG's benefit, CCBM will be obligated to pay any remaining unspent portions of the $2,500,000 directly to RMG. If CCBM defaults on its purchase obligation CCBM will still earn a 50% working interest in each well location (80 acres) and production therefrom. CCBM's ownership will be earned on these wells regardless of the status of the payments on the promissory note.

     CCBM will be entitled to a credit (applied as a prepayments of the purchase price for the production of the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 until CCBM equals $1,250,000 from production proceeds.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


OIL AND GAS PROPERTIES AND EQUIPMENT INCLUDED THE FOLLOWING:
------------------------------------------------------------

                                                          May 31,
                                        -----------------------------------------
                                            2001           2000          1999
                                        ------------   ------------   -----------

Oil and gas properties:
  Subject to amortization               $ 1,773,600    $ 1,773,600    $ 1,773,600
  Not subject to amortization:
    Acquired in fiscal 2001               1,154,500           --             --
    Acquired in fiscal 2000               4,727,200      4,727,200           --
    Acquired in fiscal 1999                    --             --             --
    Acquired prior to fiscal 1999              --             --             --
                                        -----------    -----------    -----------
                                          7,655,300      6,500,800      1,773,600

  Accumulated depreciation, depletion
    and amortization                     (1,773,600)    (1,773,600)    (1,773,600)
                                        -----------    -----------    -----------

    Net oil and gas properties          $ 5,881,700    $ 4,727,200    $      --
                                        ===========    ===========    ===========


     The Company began drilling of its coalbed methane properties during the first quarter of fiscal 2002. At such time as production begins on these properties the cost associated with the development of such production will be added to the amortization base. Production is projected to begin in the second half of fiscal 2002 or the beginning of fiscal 2003.

G.       DEBT:

LINES OF CREDIT
---------------

     The Company had a $1,000,000 line of credit from a commercial bank. The line of credit had a variable interest rate (8.5% as of May 31, 2001). The weighted average interest rate for 2001 was 9.8%. As of May 31, 2001, $850,000 was outstanding on this line of credit. The line of credit is secured by certain real property and a share of the net proceeds of fees from production from certain oil wells. As of August 17, 2001 the line of credit had been paid down to $350,000 and the limit on the line of credit was reduced to $750,000 due to the sale of certain of the collateral after May 31, 2001.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


LONG-TERM DEBT
--------------

     The components of long-term debt as of May 31, 2001 and 2000 are as follows:

                                                                         May 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              -----------    ------------
     USECB installment notes - secured by equipment;
         interest at 7.9% to 11.4%, matures in 2002-2015      $ 1,670,200    $   315,500
     SGMC installment notes - secured by
         certain mining properties, interest at
         7.5% to 8.0%, maturity from 2001 - 2007                  624,300        740,800
     RMG installment note - secured by
         coalbed methane leases, interest at 8%;
         repaid in fiscal 2001                                      --           106,200
     FNG installment note - secured by FNG
         equipment, interest at 8.9%;
         repaid in fiscal 2001                                      --            21,700
                                                              -----------    -----------
                                                                2,294,500      1,184,200
     Less current portion                                        (142,400)      (284,100)
                                                              -----------    -----------
                                                              $ 2,152,100    $   900,100
                                                              ===========    ===========

     Principal requirements on long-term debt are $142,400, $123,800; $126,500; $105,000; $94,600; $1,702,200 for the years 2002 through 2006 and thereafter, respectively.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 2001 and 2000 are as follows:

                                                                            May 31,
                                                              ----------------------------------
                                                                   2001               2000
                                                              ---------------    ---------------
     Deferred tax assets:
          Deferred compensation                               $      279,000     $      213,400
          Net operating loss carryforwards                         8,180,000          9,583,200
          Tax Credits                                                 15,000             17,900
          Non-deductible reserves and other                          840,000          1,146,000
          Tax basis in excess of book basis                        2,850,400          3,876,500
                                                              --------------     --------------
     Total deferred tax assets                                    12,164,400         14,837,000
                                                              --------------     --------------

     Deferred tax liabilities:
          Development and exploration costs                        2,157,200          2,014,300
                                                              --------------     --------------
     Total deferred tax liabilities                                2,157,200          2,014,300
                                                              --------------     --------------
                                                                  10,007,200         12,822,700
     Valuation allowance                                         (11,152,000)       (13,967,500)
                                                              --------------     --------------
     Net deferred tax liability                               $   (1,144,800)    $   (1,144,800)
                                                              ===============    ==============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     The Company has established a valuation allowance of $11,152,000 and $13,967,500 against deferred tax assets due to the losses incurred by the Company in past fiscal years. The Company's ability to generate future taxable income to utilize the NOL carryforwards is uncertain.

     The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                     Year Ended May 31,
                                        ------------------------------------------
                                             2001           2000          1999
                                        ------------   ------------   ------------

Expected federal income tax             $   602,200    $(3,618,200)   $(3,960,500)
Net operating losses not previously
     benefitted and other                 2,213,300        (10,600)       422,100
Valuation allowance                      (2,815,500)     3,628,800      3,538,400
                                        -----------    -----------    -----------
     Income tax provision               $      --      $      --      $      --
                                        ===========    ===========    ===========

     There were no taxes currently payable as of May 31, 2001, 2000 or 1999 related to continuing operations.

     At May 31, 2001, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $25,000,000 which will expire from 2002 to 2021 and investment tax credit carryforwards of $15,000 which, if not used, will expire from 2001 to 2002. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL and credit amounts are subject to examination by the tax authorities.

     The Internal Revenue Service has audited the Company's and subsidiaries tax returns through the year ended May 31, 1996. The Company's income tax liabilities are settled through fiscal 1996.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                   Year Ended May 31, 2001
                                             ------------------------------------------------------------------
                                                                                  Drilling/
                                                                Commercial      Construction
                                               Minerals         Operations       Operations      Consolidated
                                               --------         ----------       ----------      ------------

Revenues                                     $     442,800    $   2,519,400     $   2,238,600   $    5,200,800
                                             =============    =============     =============
Interest and other revenues                                                                          9,296,900
                                                                                                --------------
     Total revenues                                                                             $   14,497,700
                                                                                                ==============

Operating (loss) profit                      $  (2,866,400)   $    (716,800)    $     488,100   $   (3,095,100)
                                             =============    =============     =============
Interest and other revenues                                                                          9,296,900
General corporate and other expenses                                                                (4,280,600)
Equity in loss of affiliates                                                                          --
                                                                                                --------------
     Income before income taxes                                                                 $    1,921,200
                                                                                                ==============

Identifiable net assets at May 31, 2001      $  18,424,900    $   5,616,400     $   1,050,500   $   25,091,800
                                             =============    =============     =============
Investments in affiliates                                                                               16,200
Corporate assets                                                                                     5,357,200
                                                                                                --------------
     Total assets at May 31, 2001                                                               $   30,465,200
                                                                                                ==============

Capital expenditures                         $   1,280,200    $   1,326,800     $     256,000
                                             =============    =============     =============
Depreciation, depletion and
     amortization                            $     129,700    $     271,100     $     324,700
                                             =============    =============     =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                   Year Ended May 31, 2000
                                             ------------------------------------------------------------------
                                                                                   Drilling/
                                                                Commercial       Construction
                                                Minerals        Operations        Operations      Consolidated
                                                --------        ----------        ----------      ------------

Revenues                                     $     132,600    $   2,786,800     $   3,584,900   $     6,504,300
                                             =============    =============     =============
Interest and other revenues                                                                           1,269,500
                                                                                                ---------------
     Total revenues                                                                             $     7,773,800
                                                                                                ===============

Operating (loss) profit                      $  (2,518,600)   $    (600,500)    $    (594,300)  $    (3,713,400)
                                             =============    =============     =============
Interest and other revenues                                                                           1,269,500
General corporate and other expenses                                                                 (8,195,000)
Equity in loss of affiliates                                                                             (2,900)
                                                                                                ---------------
     Loss before income taxes                                                                   $   (10,641,800)
                                                                                                ===============

Identifiable net assets at May 31, 2000      $  17,543,700    $   4,880,900     $   2,163,300   $    24,587,900
                                             =============    =============     =============
Investments in affiliates                                                                                 9,600
Corporate assets                                                                                      6,278,600
                                                                                                ---------------
     Total assets at May 31, 2000                                                               $    30,876,100
                                                                                                ===============

Capital expenditures                         $   4,749,300    $     944,600     $   1,551,800
                                             =============    =============     =============
Depreciation, depletion and
     amortization                            $      72,600    $     148,100     $     155,400
                                             =============    =============     =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)



                                                                  Year Ended May 31, 1999
                                            --------------------------------------------------------------------
                                                                 Commercial      Construction
                                                Minerals         Operations       Operations      Consolidated
                                                --------         ----------       ----------      ------------

Revenues                                     $      238,200    $   2,977,800     $   --         $      3,216,000
                                             ==============    =============     ===========
Interest and other revenues                                                                            7,637,600
                                                                                                ----------------
     Total revenues                                                                             $     10,853,600
                                                                                                ================

Operating loss                               $   (2,071,600)   $    (461,100)    $   (14,900)   $     (2,547,600)
                                             ==============    =============     ===========
Interest and other revenues                                                                            7,637,600
General corporate and other expenses                                                                 (16,679,400)
Equity in loss of affiliates                                                                             (59,100)
                                                                                                ----------------
     Loss before income taxes                                                                   $    (11,648,500)
                                                                                                ================

Identifiable net assets at
     May 31, 1999                            $   10,632,900    $   8,107,300     $   144,700    $     18,884,900
                                             ==============    =============     ===========
Investments in affiliates                                                                                 24,600
Corporate assets                                                                                      14,481,500
                                                                                                ----------------
     Total assets at May 31, 1999                                                               $     33,391,000
                                                                                                ================

Capital expenditures                         $      725,400    $     944,200     $  --
                                             ==============    =============     ===========
Depreciation, depletion and
     amortization                            $      300,200    $     348,600     $    77,600
                                             ==============    =============     ===========

     During fiscal 1999 and 1998 approximately 100% of mineral revenues were from the sale of uranium. There were no uranium sales during fiscal 2000.

J.   SHAREHOLDERS' EQUITY:

     The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan (the "Option Plan") for the benefit of USE's key employees. The Option Plan, as amended, reserves 2,750,000 shares of the Company's $.01 par value common stock for issuance under the Option Plan. During fiscal 1992, the Company issued 371,200 non-qualified options to certain of its executive officers, Board members and others at prices ranging from $2.75 to $2.90 per share. These options will expire on April 14, 2002 and April 30, 2002. During fiscal 1999, the Company issued 837,500 options under the Option Plan, including 299,462 non-qualified and 538,038 qualified options. The non-qualified options were issued at a price below fair market value, resulting in the recognition of $262,000 in compensation expense at the time of issuance. During fiscal 2001, the Company issued 1,499,000 options under the Option Plan, including 918,763 non- qualified and 580,237 qualified options. Various employees exercised 118,703 of the outstanding options raising $288,400 of capital.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During fiscal 2001, 2000 and 1999, the Board of Directors of USE contributed 53,837, 123,802 and 89,600 shares to the ESOP at prices of $5.35, $3.00 and $4.00 per share, respectively. The Company has recognized $288,000, $371,400 and $358,400 in fiscal 2001, 2000 and 1999, respectively related to these contributions. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying Consolidated Balance Sheets.

     In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of the Company payable in shares of the Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors which was to provide incentive to the officers of the Company to remain with USE. The shares are to be issued annually pursuant to the recommendation of the Compensation Committee on or before January 15 of each year, beginning January 15, 1997, as long as each officer is employed by the Company. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of May 31, 2001, 282,158 total shares have been issued to the five officers of the Company under the 1996 Stock Award Plan.

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

     In January 1998, the Company entered into a warrant purchase agreement with another investment advisory firm to purchase 200,000 shares of the Company's common stock at an exercise price of $7.50/share

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


expiring January 20, 2000. The warrants were issued in exchange for services to be provided during the period from January 1998 to January 1999. The Company determined the fair value associated with these warrants to be $264,000, which was recognized ratably over the term of the related advisory agreement. Accordingly, $27,000 was recognized as an expense in fiscal 2000 and $176,000 in fiscal 1999.

     In February of 1999, the Company entered into a warrant purchase agreement with a consulting firm to purchase 20,000 shares of the Company's common stock at an exercise price of $2.62 expiring January 31, 2002. The warrants were issued in exchange for services to be provided during the period from February 1999 to February 2000. The Company determined the fair value associated with these warrants to be $36,000, which is recognized ratably over the term of the consulting agreement. Accordingly, $9,000 was recognized as an expense in fiscal 1999 and $27,000 in fiscal 2000.

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

     In February 1999, the Company entered into a consulting agreement with an individual to provide consulting and other services for a period of 24 months, commencing on February 8, 1999 and ending on January 31, 2001. As consideration for services to be performed, the Company granted the individual 25,000 shares of the Company's common stock at a grant price of $2.75 per share and entered into a 5 year warrant purchase agreement to purchase up to 75,000 shares of the Company's common stock at an exercise price of $2.25 per share, expiring
February 8, 2004. The Company determined the fair value associated with the stock grant to be $68,750 and the warrants to be $140,000, which were recognized ratably over the term of the consulting agreement. Accordingly, $69,550; $104,400; and $34,800 were recognized as an expense in fiscal 2001, 2000 and 1999, respectively related to this agreement.

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

     During fiscal 2001, the Company entered into a consulting agreement with a company to provide consulting and other services for a period of 18 months, commencing on May 14, 2001 and ending on November 14, 2002. As consideration for services to be performed, the Company issued the Company 15,000 shares of the Company's common stock at a grant price of $4.70 per share and entered into two stock option agreements to purchase up to 10,000 shares of the Company's common stock at an exercise price of

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


$4.70, expiring May 14, 2003. This option is exercisable upon the condition that the Company's common stock market price closes at or above $6.50 per share for ninety (90) consecutive days prior to the expiration date of May 14, 2003. The fair value of this grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for the grants: expected dividends; expected volatility of 73%; risk-free interest rate of 4.29%; and expected life of two years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant. The second option is to purchase 20,000 shares of the Company's common stock at an exercise price of $4.70 per share will be granted to the Company if and when the Company's common stock market price closes at or above $10.00 per share for ninety (90) consecutive days prior to its expiration date on May 14, 2003. The fair value of the option was $19,780 which is being amortized over the service period.

     The Company entered into two five year option Agreements on July 31, 2001, to allow outside consultants to purchase 80,000 shares of its common stock at $4.30 per share. The Company determined that the value of the Options is $52,144 which will be recognized as expense during fiscal 2002 to 2003. The fair value of this grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for the grants: no expected dividends; expected volatility of 73%; risk-free interest rate of 4.27%; and expected life of five years. The exercise price of all options equaled or exceeded market price of the stock at the date of grant.

     The Board of Directors of the Company issues shares of stock as bonuses to certain directors, employees and third parties. The stock bonus shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets as such shares are forfeitable to the Company until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn-out dates of certain individuals were extended until retirement. For the years ended May 31, 2001, 2000 and 1999, the Company had compensation expense of $358,500; $201,000; and $173,300, respectively, resulting from these issuances. A schedule of total forfeitable shares for the Company is set forth in the following table:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


          Issue                Number               Issue                  Total
          Date                of Shares             Price              Compensation
     --------------           ---------             -----              ------------

     May 1990                    40,300           $  9.75            $    392,900
     June 1990                   66,300             11.00                 729,300
     November 1992               10,660              N/A                    N/A
     May 1993                    20,000              3.375                 67,500
     November 1993               18,520              3.00                  55,600
     January 1994                18,520              4.00                  74,100
     January 1995                13,520              3.75                  50,700
     February 1996                7,700             15.125                116,500
     December 1996               28,380             10.875                308,600
     December 1996                8,452             11.50                  97,200
     August 1997                  7,320             10.875                 79,600
     August 1997                  5,706             10.875                 62,100
     May 1998                    67,000              6.56                 439,500
                               --------                              ------------
     Balance at
        May 31, 1998            312,378                                 2,473,600

     May 1999                    67,000           $  4.00                 268,000
     Shares earned              (40,170)             --                  (269,900)
                               --------                               -----------
     Balance at
       May 31, 1999             339,208                                 2,471,700
     May 2000                    67,000           $  3.00                 201,000
       Shares earned             (9,600)             --                   (88,100)
                               --------                               ------------
     Balance at
       May 31, 2000             396,608                                 2,584,600
     May 2001                    67,000           $  5.35                 358,400
       Shares earned            (29,820)             --                  (194,400)
                               --------                               ------------
     Balance at
       May 31, 2001             433,788                               $  2,748,600
                               ========                               ============

     During 2001,  2000 and 1999;  29,820,  9,600 and 40,170 shares were earned, respectively.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below,

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


the Company has computed the fair values of all options granted using the Black-Scholes pricing model and the following weighted average assumptions (no options were granted during 2000):

                                       2001           2000            1999
                                       ----           ----            ----
     Risk-free interest rate           4.29%           --             4.65%
     Expected lives                     --             --           10 years
     Expected volatility               73.1%           --             102%
     Expected dividend yield            --             --              0%

     To estimate expected lives of options for this valuation, it was assumed options will be exercised upon expiration at the end of the ten years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures, was $2,746,600, $0 and $2,314,700 for 2001, 2000 and 1999,
respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                           Year Ended May 31,
                                       ------------------------------------------------------------
                                            2001                  2000                   1999
                                       ---------------       ---------------       ---------------
Net loss to common shareholders
     As reported                       $    1,771,200        $  (10,662,600)       $  (11,648,500)
     Pro forma                         $     (975,400)       $  (10,662,600)       $  (13,963,200)
Net loss per common share
     As reported, Basic                $          .23        $        (1.39)       $        (1.63)
     As reported, Diluted              $          .22        $        (1.33)       $        (1.63)
     Pro forma, Basic                  $         (.12)       $        (1.39)       $        (1.96)
     Pro forma, Diluted                $         (.12)       $        (1.33)       $        (1.96)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note B, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     A summary of the Stock Option Plan activity for the years ended May 31, 2001 and 2000 is as follows:

                                                               Year Ended May 31,
                                      --------------------------------------------------------------------
                                             2001                     2000                    1999
                                      ----------------------  ---------------------   --------------------
                                                    Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                                    Exercise               Exercise               Exercise
                                        Options       Price     Options      Price     Options      Price
                                        -------       -----     -------      -----     -------      -----
   Outstanding at beginning
       of year                         1,300,200      2.79     1,300,200      2.79       534,700     3.00
   Granted                             1,499,000      2.69       --            --        837,500     2.00
   Forfeited                             (82,500)     2.88       --            --        (67,000)    1.00
   Expired                              (149,000)     4.00       --            --         --          --
   Exercised                            (118,700)     2.60          --         --         (5,000)    1.00
                                      ----------               ---------               ---------
   Outstanding at end of year          2,449,000      2.66     1,300,200      2.79     1,300,200     2.79
                                      ==========               =========               =========
   Exercisable at end of year          2,449.000      2.66     1,300,200      2.79     1,300,200     2.79
                                      ==========               =========               =========

   Weighted average fair
       value of options
       granted during the year                       $1.83                     --                   $2.54

     The following table summarized information about employee stock options outstanding and exercisable at May 31, 2001:

                                              Weighted
     Weighted           Number of              Average               Number
      Average            Options              Remaining            of Options
     Exercise        Outstanding at          Contractual         Exercisable at
       Price          May 31, 2001          Life in years         May 31, 2001
     --------         ------------          -------------         ------------

      $2.00              291,800                7.33                 291,800
       2.69            1,430,000                8.62               1,430,000
       2.75               31,400                 .92                  31,400
       2.88              462,500                7.33                 462,500
       2.90              233,300                 .87                 233,300

                       2,449,000                                   2,449,000
                       =========                                   =========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


K.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

     SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

     The partners in SMP have been involved in a legal dispute over the past 10 years. After a ruling from the American Arbitration Association ("AAA") on the matter, in April 1996, Nukem, Inc., asked for and received a remand to the AAA Panel of the ruling. The Panel clarified its order on July 3, 1996. The Panel's Orders were confirmed by the U.S. District Court of Colorado and Nukem appealed to the 10th Circuit Court of Appeals ("CCA"). The CCA affirmed the lower Court's Judgment. Nukem moved for Satisfaction of Judgment which was denied by the District Court. Nukem again appealed but the 10th CCA ruled against Nukem and affirmed the lower Court's order holding that Nukem must account to Sheep Mountain Partners on the CIS contracts. The U.S. District Court has appointed a Special Master to determine the value of the purchase rights, the pounds of uranium purchased under those rights and the profits therefrom as ordered in the Judgment. The Special Master is currently conducting an accounting.

     KENNECOTT LITIGATION

     On November 10, 1999, Kennecott Uranium Company and Kennecott Energy Company ("Kennecott") filed a civil action against defendants U.S. Energy Corp., Crested Corp., and USECC in the Sixth Judicial District Court, Campbell County, Wyoming, No. 224006. On September 11, 2000, the parties entered into a settlement agreement to resolve all issues in the lawsuit. Under the settlement agreement, USECC sold all of its interests in the GMMV and the GMMV properties, to an affiliate of Kennecott. The purchase consideration was $3,250,000 in cash and a 4% net profits royalty interest in certain of the mining claims at the Big Eagle and Jackpot Mines. Kennecott assumed all reclamation obligations on the GMMV properties.

     SUTTER GOLD MINING COMPANY LITIGATION

     On September 28, 1998, a lawsuit was filed in Amador County Superior Court, California by Concerned Citizens of Amador County as plaintiffs, against the County of Amador, the Amador County Board of Supervisors, and Sutter Gold Mining Company as a real party in interest. The lawsuit challenges the actions of Amador County and its Board of Supervisors in certifying the Final Subsequent Environmental Impact Report (FSEIR) and approving the amended Conditional Use Permit (CUP).

     A hearing was held on June 7, 1999, and on August 30, 1999, the Honorable Susan C. Harlan, Judge of the Superior Court in Amador County, issued a detailed written Memorandum of Opinion, denying every cause of action of Appellants'/Petitioners' Petition for writ of Mandate, and upholding the County's certification of the FSEIR and approval of the amended CUP. In September 1999, the Concerned Citizens appealed Amador County Superior Court's decision to the Court of Appeals of the State of California Third Appellate District. On appeal, Appellants presented a more targeted approach, alleging only two violations of the Planning and Zoning Law and two violation of California Environmental Quality Act. SGMC and the

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


County filed their respective Respondent Briefs. Oral arguments were made to the Appellate Court on August 20, 2001. A decision is expected soon.

     CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counter claim asking for payment of attorney's fees and costs. Discovery has been completed and the final pretrial conference is scheduled for October 2, 2001, when the court will schedule the trial date. Trial is expected in early 2002.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     As of May 31, 2001, the Company has recorded estimated reclamation obligations, including standby costs, of $8,906,800 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.

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

SMP
---

     The Company is responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 2001 and the balance in the reclamation liability account at May 31, 2001 of $1,496,800 is believed by management to be adequate. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company self bonded this obligation by mortgaging certain of its real estate assets, including the Glen
L. Larsen building, and by posting cash bonds.

GMMV
----

     During fiscal 1991, the Company acquired developed mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV.

SUTTER GOLD MINING COMPANY
--------------------------

     SGMC's mineral properties are currently on standby status and have never been in production. Reclamation obligations are covered by a $27,800 reclamation cash bond which SGMC has recorded as a reclamation liability as of May 31, 2001.

PLATEAU RESOURCES, LIMITED
--------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of May 31, 2001, Plateau held a cash deposit for reclamation in the amount of $9,664,000 which management believes will satisfy the obligation of reclamation.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


EXECUTIVE COMPENSATION
----------------------

     The Company is committed to pay the estates of certain of their officers one years' salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. Certain officers and employees have employment agreements with the Company.

L.   DISCONTINUED OPERATIONS.

     In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. The Company has also since been paid in full on the $1,000,000 balance. In addition, the Company was entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The Company received payments of $297,100, $52,000, $94,900 and $292,600 for profits in 2001, 2000, 1999 and 1998, respectively.

M.   SUBSEQUENT EVENT

     Subsequent to May 31, 2001, the Company received $796,000 for 199,000 shares of its restricted common stock through a private placement. The Company also received $310,200 subsequent to May 31, 2001 as a result of employees exercising their options to purchase the Company's common stock.

     During the first quarter of fiscal 2002, the Company began drilling operations on its coalbed methane properties.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


N.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           Three Months Ended
                                     ---------------------------------------------------------
                                         May 31,    February 28,   November 30,    August 31,
                                          2001          2001           2000           2000
                                     ------------   ------------   ------------   ------------

Net Revenues                         $   781,200    $   873,100    $ 8,900,300    $ 3,943,100

Net Earnings (loss)                  $(1,341,800)   $(1,857,800)   $ 5,676,200    $  (705,400)

Earnings (loss) per Share, basic     $     (0.17)   $     (0.24)   $      0.73    $     (0.09)

Basic Weighted Average
     Shares Outstanding                7,847,680      7,819,446      7,818,430      7,818,430

Earnings (loss) per share,
     diluted                         $     (0.15)   $     (0.23)   $      0.69    $     (0.09)

Diluted Weighted Average
     Shares Outstanding                8,243,135      8,216,054      8,215,038      8,215,038



                                                         Three Months Ended
                                     --------------------------------------------------------
                                        May 31,     February 28,   November 30,    August 31,
                                         2001           2001            2000          2000
                                     ------------   ------------   ------------   -----------

Net Revenues                         $ 2,440,400    $ 1,932,400    $ 1,926,900    $ 1,474,100

Net Earnings (loss)                  $(5,581,400)   $(2,610,400)   $(1,317,600)   $(1,111,600)

Earnings (loss) per Share, basic     $     (0.73)   $     (0.33)   $     (0.18)   $     (0.15)

Basic Weighted Average
     Shares Outstanding                7,697,569      8,021,781      7,258,291      7,258,291

Earnings (loss) per share,
     diluted                         $     (0.70)   $     (0.33)   $     (0.18)   $     (0.15)

Diluted Weighted Average
     Shares Outstanding                8,027,914      8,021,781      7,258,291      7,258,291

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


To U.S. Energy Corp.:

In connection with our audit of the consolidated financial statements of U.S. ENERGY CORP. (a Wyoming Corporation) AND SUBSIDIARIES referred to in our report dated July 27, 2001, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the year ended May 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.



                               GRANT THORNTON LLP

Denver, Colorado
July 27, 2001

                                U.S. ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               Balance        Additions
                              beginning       charged to                        Balance end
                              of period        expenses        Deductions        of period
                             -----------     -----------     -------------      -----------

May 31, 1999                 $    27,800     $   465,000     $   465,000        $    27,800
                                                                                ===========

May 31, 2000                      27,800         708,600         708,600        $    27,800
                                                                                ===========

May 31, 2001                      27,800          --              --            $    27,800
                                                                                ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) During the previous eleven years, Arthur Andersen, LLP of Denver, Colorado was engaged as the independent accountant to audit the Company's financial statements. Arthur Andersen LLP has reported on all fiscal years from May 31, 1990 through May 31, 2000, and assisted in Management's review of the company's financial statements for the quarters ended August 31, 2000 and November 30, 2000. On September 8, 2000, the company's board of directors at the recommendation of its audit committee, ordered its Chief Financial Officer to seek bids from various accounting firms to conduct its annual audits.

(I) On January 31, 2001, Arthur Andersen LLP was advised by the Company that it had been replaced.

(II) Arthur Andersen LLP's audit reports for the last two fiscal years have not contained an adverse opinion or a disclaimer of opinion, and neither such report was qualified nor modified as to uncertainty, audit scope or accounting principles.

(III) The decision to change accountants was made by the board of directors.

(IV) During the two most recent fiscal years and during the interim period from May 31, 2000 to the date of replacement of independent accountant, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(V)  Not applicable.

(b) On January 31, 2001, the Company engaged Grant Thornton LLP of Suite 1800, 1600 Broadway, Denver, Colorado 80202 as its new independent accountant, pursuant to the recommendation of the audit committee.

     The concurrence letter from Arthur Andersen LLP was filed as an exhibit to the Form 8-K Report reporting the change in accountants, filed February 5, 2001.

                                    PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 2001, we will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders. The information regarding the remaining executive officers is contained in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(1)  The following financial statements are filed as a part of the Report in
     Item 8:

     Consolidated Financial Statements                                  Page No.
     U.S. Energy Corp. and Subsidiaries                                 --------

          Report of Independent Public Accountants
          Grant Thornton LLP.................................................34

          Report of Independent Public Accountants
          Arthur Andersen LLP................................................35

          Consolidated Balance Sheets - May 31, 2001 and 2000.............36-37

          Consolidated Statements of Operations
          for the Years Ended May 31, 2001, 2000 and 1999.................38-39

          Consolidated Statements of Shareholders'
          Equity for the Years Ended May 31, 2001, 2000 and 1999..........40-42

          Consolidated Statements of Cash Flows
          for the Years Ended May 31, 2001, 2000 and 1999.................43-44

          Notes to Consolidated Financial Statements......................45-72

          Report of Independent Certified
          Public Accountants on Schedule.....................................73

          Schedule II - Valuation and Qualifying Accounts....................74

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

Exhibit                                                                               Sequential
  No.                           Title of Exhibit                                       Page No.
-------     ------------------------------------------------------------------        ----------

3.1         USE Restated Articles of Incorporation.......................................[2]

3.1(a)      USE Articles of Amendment to
            Restated Articles of Incorporation...........................................[4]

3.1(b)      USE Articles of Amendment (Second) to
            Restated Articles of Incorporation
            (Establishing Series A Convertible Preferred Stock...........................[9]

3.2         USE Bylaws, as amended through April 22, 1992................................[4]

4.1         Amendment to USE 1998 Incentive Stock Option Plan
            (To include Family Transferability of Options Under SEC Rule 16b..............80

4.2         USE 1998 Incentive Stock Option Plan
            and Form of Stock Option Agreement 1/99......................................[8]

4.3         USE Restricted Stock Bonus Plan,
            as amended through 2/94......................................................[5]

4.4         Form of Stock Option Agreement, and Schedule
            Options Granted January 1, 1996..............................................[6]

4.5         Form of Stock Option Agreement and Schedule,
            Options Granted January 10, 2001...........................................81-85

4.6         [intentionally left blank)

4.7         USE 1996 Officers' Stock Award Program (Plan)................................[7]

4.8         USE Restated 1996 Officers' Stock Award Plan and
            Amendment to USE 1990 Restricted Stock Bonus Plan............................[7]

10.1        USECC Joint Venture Agreement - Amended as of 1/20/89........................[1]

10.2        Management Agreement with USECC..............................................[3]

10.3        Professional Services Agreement and Option
            R. J. Falkner & Company, Inc...............................................86-89

10.4        Professional Services Agreement and Warrant
            Riches and Resources, Inc..................................................90-93

10.5-10.60  [intentionally left blank]

10.61       Closing Agreement - Addendum to Agreement
            for Purchase and Sale of Assets (see Exhibit 10.62)........................94-97




10.62       Agreement for Purchase and Sale of Assets
            (Rocky Mountain Gas, Inc. and Quantum Energy LLC)............................[9]

10.63       Purchase and Sale Agreement
            CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
            and Rocky Mountain Gas, Inc. .................................................*

16.         Concurrence Letter from Arthur Andersen LLP
            on Change of Accounting Firms...............................................[10]

21.1        Subsidiaries of Registrant....................................................98

*  To be filed by amendment.

-------------

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

[5] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 registration statement, initial filing (SEC File No. 333-1689, filed June 18, 1996).

[6] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996.

[7] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

[8] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998.

[9] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K for the year ended May 31, 2000.

[10] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K filed on February 5, 2001.

(b)         Reports filed on Form 8-K.

            During the fourth quarter of the fiscal year ended on May 31, 2001, the Registrant filed no Form 8-K Reports.

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

                                            U.S. ENERGY CORP. (Registrant)


Date:  August 28, 2001                 By:       /s/  John L. Larsen
                                            ------------------------------------
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 28, 2001                 By:       /s/ John L. Larsen
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/  Keith G. Larsen
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/  Harold F. Herron
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/  Don C. Anderson
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/  David W. Brenman
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/  Nick Bebout
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/  H. Russell Fraser
                                            ------------------------------------
                                            Director


Date:  August 28, 2001                 By:       /s/ Robert Scott Lorimer
                                            ------------------------------------
                                            Principal Financial Officer/
                                            Chief Accounting Officer