Form 10-Q
period 2001-08-31
US ENERGY CORP
filed 2001-10-15
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

         Wyoming                                             83-0205516
-----------------------------------------------------      ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             82501
-----------------------------------------------------      ---------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code:             (307) 856-9271
                                                           ---------------------

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

                       YES     X               NO
                             -----                 -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 15, 2001
----------------------------------          ------------------------------------
  Common stock, $.01 par value                       9,728,854 Shares

                        U.S. ENERGY CORP. & SUBSIDIARIES
                                      INDEX

                                                                        Page No.
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

              Condensed Consolidated Balance Sheets
              August 31, 2001 and May 31, 2001.............................3-4

              Condensed Consolidated Statements of Operations
              Three Months Ended August 31, 2001 and 2000....................5

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended August 31, 2001 and 2000....................6

              Notes to Condensed Consolidated
              Financial Statements.........................................7-8

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............9-11

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K..............................12

              Signatures....................................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              August 31,       May 31,
                                                                 2001           2001
                                                            -------------   ------------
                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                               $  2,522,200    $    685,500
    Accounts receivable
        Trade, net of allowance for doubtful accounts             68,800       1,319,300
        Affiliates                                                92,200          74,200
    Current portion of long-term notes receivable, net           225,000         225,000
    Assets held for resale & other                             1,139,800         983,800
    Inventory                                                     47,600          42,200
                                                            ------------    ------------
        Total current assets                                   4,095,600       3,330,000

INVESTMENTS AND ADVANCES
    Affiliates                                                    16,200          16,200
    Restricted investments                                     9,750,500       9,778,700
                                                            ------------    ------------
        Total investments and advances                         9,766,700       9,794,900

PROPERTIES AND EQUIPMENT                                      22,892,800      23,389,400
    Less accumulated depreciation,
        depletion and amortization                            (7,312,000)     (7,285,100)
                                                            ------------    ------------
        Total properties and equipment                        15,580,800      16,104,300

OTHER ASSETS:
    Accounts and notes receivable:
        Real estate and equipment sales                          233,200          42,400
        Employees                                                173,600         180,300
    Deposits and other                                           938,300       1,013,300
                                                            ------------    ------------
        Total other assets                                     1,345,100       1,236,000
                                                            ------------    ------------
                                                            $ 30,788,200    $ 30,465,200
                                                            ============    ============



            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     August 31,        May 31,
                                                                        2001            2001
                                                                    -------------   -------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $  1,104,300    $  1,404,300
    Prepaid drilling costs                                               234,200            --
    Current portion of long-term debt                                    367,600         142,400
    Line of credit                                                       350,000         850,000
                                                                    ------------    ------------
        Total current liabilities                                      2,056,100       2,396,700

LONG-TERM DEBT                                                         2,121,000       2,152,100

RECLAMATION LIABILITY                                                  8,906,800       8,906,800

OTHER ACCRUED LIABILITIES                                              2,774,800       2,777,800

DEFERRED TAX LIABILITY                                                 1,144,800       1,144,800

MINORITY INTERESTS                                                     2,214,800       1,177,800

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
    $.01 par value; 433,788 shares issued,
    forfeitable until earned                                           2,748,600       2,748,600

PREFERRED STOCK,
    $.01 par value; 100,000 shares authorized
    200 shares issued or outstanding;                                  1,840,000       1,840,000

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000 shares authorized;
        9,290,179 and 8,989,047 shares issued respectfully                93,000          90,000
    Additional paid-in capital                                        39,705,200      38,681,600
    Accumulated deficit                                              (29,665,900)    (28,300,000)
    Treasury stock at cost, 949,725 shares                            (2,660,500)     (2,660,500)
    Unallocated ESOP contribution                                       (490,500)       (490,500)
                                                                    ------------    ------------
        Total shareholders' equity                                     6,981,300       7,320,600
                                                                    ------------    ------------
                                                                    $ 30,788,200    $ 30,465,200
                                                                    ============    ============


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                   August 31,
                                                          ---------------------------
                                                              2001           2000
                                                          ------------   ------------
                                                           (Unaudited)    (Unaudited)
REVENUES:
    Contract drilling and construction                    $    47,200    $ 2,119,000
    Commercial operations                                     567,100      1,424,200
    Management fees and other                                  22,100        135,600
    Gain (loss) on sales of assets                            177,500        134,600
    Oil sales                                                  43,200         40,200
    Mineral sales                                                --           33,300
    Interest                                                  133,900         56,200
                                                          -----------    -----------
                                                              991,000      3,943,100
COSTS AND EXPENSES:
    Contract drilling and construction operations              64,000      1,691,400
    Commercial operations                                     537,900      1,038,000
    General and administrative                              1,145,900        980,000
    Oil production                                             13,600         21,200
    Mineral operations                                        536,600        899,300
    Interest                                                   45,700         35,200
                                                          -----------    -----------
                                                            2,343,700      4,665,100
                                                          -----------    -----------

(LOSS) INCOME BEFORE MINORITY INTEREST
    AND EQUITY LOSS OF AFFILIATES                          (1,352,700)      (722,000)

MINORITY INTEREST IN GAIN  OF
    CONSOLIDATED SUBSIDIARIES                                  24,300         27,300

EQUITY IN LOSS OF AFFILIATES                                     --             --
                                                          -----------    -----------

LOSS BEFORE INCOME TAXES                                   (1,328,400)      (694,700)

PROVISION FOR INCOME TAXES                                       --             --
                                                          -----------    -----------

NET LOSS                                                   (1,328,400)   $  (694,700)

PREFERRED STOCK DIVIDENDS                                     (37,500)       (10,700)
                                                          -----------    -----------

NET LOSS TO COMMON SHAREHOLDERS                           $(1,365,900)   $  (705,400)
                                                          ===========    ===========

NET LOSS PER SHARE, BASIC                                 $     (0.16)   $     (0.09)
                                                          ===========    ===========

NET LOSS PER SHARE, DILUTED                               $     (0.16)   $     (0.09)
                                                          ===========    ===========

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                                      8,192,316      7,818,430
                                                          ===========    ===========

DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                                      8,192,316      7,818,430
                                                          ===========    ===========


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                      August 31,
                                                            -----------------------------
                                                                2001             2000
                                                            ------------     ------------
                                                             (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,365,900)     $  (705,400)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Minority interest in income of
         consolidated subsidiaries                              (24,300)         (27,300)
      Depreciation                                              130,000          106,700
      Gain on sale of assets                                   (177,500)        (134,600)
      Other                                                        --             41,700
      Prepaid drilling costs                                    234,200             --
      Net changes in assets and liabilities                     659,000          306,900
                                                            -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                          (544,500)        (412,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of mining properties                                 --             (4,400)
  Development of gas properties                                 (44,500)        (158,300)
  Proceeds from the sale of gas interests                       275,000             --
  Proceeds from sale of property and equipment                  388,700          274,100
  Increase in restricted investments                             28,200           (6,900)
  Purchase of property and equipment                            (48,200)         (43,700)
  Net changes in investments in affiliates                       61,300          (12,900)
                                                            -----------      -----------
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                         660,500           47,900

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      1,026,600             --
  Proceeds from issuance of stock by subsidiary               1,000,000             --
  Proceeds from long-term debt                                  283,100          526,400
  Net (repayment on) proceeds from lines of credit             (500,000)         200,000
  Repayments of long-term debt                                  (89,000)         (98,800)
                                                            -----------      -----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                        1,720,700          627,600
                                                            -----------      -----------

NET INCREASE IN
  CASH AND CASH EQUIVALENTS                                   1,836,700          263,500

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           685,500          916,400
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                             $ 2,522,200      $ 1,179,900
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                             $    45,700      $    35,200
                                                            ===========      ===========


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1) The Condensed Consolidated Balance Sheet as of August 31, 2001 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 2001 and 2000 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2001 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 2001 and May 31, 2001 and the results of operations and cash flows for the three months ended August 31, 2001 and 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-K. The results of operations for the periods ended August 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned and controlled subsidiaries: Energx Ltd. (90%), Crested (70.5%), Plateau Resources Limited (100%), Sutter Gold Mining Co. (66.3%), Yellow Stone Fuels Corp. ("YSFC") (35.9%), Four Nines Gold, Inc. (50.9%), Northwest Gold, Inc. (96%) and Rocky Mountain Gas, Inc.("RMG") (81.7%). All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and standby costs of $11,681,600 at August 31, 2001 and $11,684,600 at May 31, 2001 are the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

     5) Components of Properties and Equipment at August 31, 2001 consist of natural gas properties mining properties and buildings and equipment.

                                                     Accumulated
                                                     Amortization
                                      Cost         and Depreciation     Net Value
                                  ------------     ----------------   ------------
Natural gas properties            $  7,424,800      $ (1,773,600)     $  5,651,200
Mining properties                    1,520,600              --           1,520,600
Buildings and other equipment       13,947,400        (5,538,400)        8,409,000
                                  ------------      ------------      ------------
                                  $ 22,892,800      $ (7,312,000)     $ 15,580,800
                                  ============      ============      ============

     6) On February 8, 2001, the Company through its affiliate Rocky Mountain Gas, ("RMG") entered into an option and farmin agreement with Suncor Energy America, Inc., ("SUNCOR"). The agreement grants SUNCOR an option to purchase 37.5% of RMG's interest of 111,633.77 acres of its coalbed methane properties.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended August 31, 2001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     8) Certain reclassifications have been made in the May 31, 2001 financial statements to conform to the classifications used in August 31, 2001.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended August 31, 2001 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended August 31, 2001, the Company experienced an increase in working capital of $1,106,200. At August 31, 2001 the Company had a working capital of $2,039,500 as compared to a working capital of $933,300 at May 31, 2001.

     Components of the increase of working capital were increases in cash, $1,836,700, accounts receivable affiliates, $18,000, assets held for resale and other, $156,000, and inventory, $5,400; along with decreases in accounts payable and accrued expenses, $300,000, and the line of credit, $500,000. These working capital increases were offset by reduced accounts receivable trade, $1,250,500, increased current long-term debt, $225,200, and prepaid drilling costs, $234,200.

     During the three months ended August 31, 2001, operations consumed cash of $544,400, while investing and financing activities generated cash of $660,500 and $1,720,700, respectively. The increase in cash from investing activities came from the sale of property and equipment, $388,700, proceeds from sales of natural gas interests, $275,000, the net decrease in investments in affiliates, $61,300, and the increase in restricted investments of $28,200. The increases were partially offset by the purchase of new equipment in the amount of $48,200.

     Financing activity increases were from the issuance of stock by the Company from the exercising of stock options by employees, $310,200, the issuance of stock during an ongoing private placement, $716,400, the issuance of stock by the Company's subsidiary, RMG, $1,000,000, and proceeds from new debt of $283,100 from the financing of the Company's annual insurance premium. These cash inflows were partially offset by the pay down of the line of credit, $500,000 and payments on long term debt, $89,000.

CAPITAL RESOURCES

     The primary source of the Company's capital resources are cash on hand; collection of receivables; projected equity financing of its Coalbed methane affiliate, RMG; sale of partial ownership interest in mineral properties; proceeds under the line of credit; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah along with the rental and fixed base airport operations in Wyoming.

     The Company has a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At August 31, 2001, the line of credit had been drawn down by $350,000. The line of credit is being used for short term working capital needs associated with operations. The Company also has a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down $350,000 under this financing facility which is repayable over 10 years.

     In addition to the above referenced cash resources, the Company through its subsidiary RMG continues to seek either an equity or industry partner in the financing of the coalbed methane operations.

     The Company believes that these cash resources will be sufficient to sustain operations during fiscal 2002. The capital resources at August 31, 2001, will not be sufficient, however, to provide funding for the Company's maintenance and development of its coalbed methane gas business.

CAPITAL REQUIREMENTS

     The  Company  has the  obligation  to fund the  holding  costs of the Sheep
Mountain uranium mines; the Plateau uranium mine and mill, Sutter Gold properties; real estate commercial operations and the development of the coalbed methane gas properties. Due to the holding costs of these properties and the uncertainty of when they will become economically viable to operate, the Company determined that it would either sell the properties or consider joint venture partners on them.

     On December 31, 2000 RMG and Quantum Energy LLC ("Quantum") entered into an option and farmin agreement with Suncor Energy America Inc. ("Suncor"). The agreement grants an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,636 acres of their coalbed methane properties. For this option Suncor paid $1,706,800 at closing on February 8, 2001.

     The option period is for 12 months from closing on 105,175 acres and 24 months on 6,461 acres. During this option period, Suncor has committed to conduct a $2,250,000 drilling program on the properties. RMG is obligated to fund $250,000 of that drilling program. At the conclusion of the option periods Suncor must elect to exercise its option or return the properties to RMG and Quantum. Should Suncor elects to exercise its option, the ownership interests in the properties would be RMG -12.5%, Quantum - 37.5% and Suncor - 50%. Should Suncor exercise its option, it is obligated to pay an additional $3,926,600, of which RMG would receive $2,944,900. Upon exercise of its option, Suncor is also committed to pay an additional $841,380 as a disportional contribution to a subsequent 18 month drilling program.

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

     During the quarter ended August 31, 2001, the Company and Crested partially reclaimed the Ion Exchange Plant at the SMP properties. With the exception of the final reclamation work to be done in the Ion Exchange Plant, it is not anticipated that any of the Company's working capital will be used in fiscal 2002 for the reclamation of any of its mineral property interests. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company and Crested's real estate assets and a cash bond on the GMIX plant. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS OF OPERATIONS

     Revenues for the three months ended August 31, 2001, decreased $2,952,100 from the same period of the previous year to $991,000. The decrease was primarily as a result of a decrease in contract drilling and construction, commercial operations, mineral sales, management fees and other.

     During the three months ended August 31, 2001 revenues from contract drilling and construction decreased $2,071,800, as a result of the Company determining that the contract drilling and construction work was not profitable. The decrease of $857,100 in commercial operations is due to the Company leasing the majority of its commercial operations to third parties. Mineral sales decreased $33,300 and management fees and other decreased $113,500. These decreases were partially offset by increases in the gain on sale of assets, $42,900, oil sales, $3,000, and interest income, $77,700.

     Costs and expenses decreased by $2,321,400 during the three months ended August 31, 2001 compared to the same period of the prior year. This decrease was a result of reduced costs in the drilling and construction business, $1,627,400; in commercial operations, $500,100; in mineral operations, $362,700, and in oil production, $7,600. These decreases were partially offset by increases in general and administration, $165,900, and in interest expense, $10,500.

     As a result of the decision to concentrate the Company's business in the coalbed methane area, revenues and costs have decreased substantially. This concentration has and will continue to reduce revenues and costs in the other areas outside of the coalbed methane business.

     Operations for the three months ended August 31, 2001 resulted in a loss of $1,365,900 or $(0.16) per share both basic and fully diluted as compared to a loss of $705,400 on $0.09 for the same quarter of the prior year.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Company filed one (1) Report on Form 8-K during the quarter ended August 31, 2001 reporting an event of July 10, 2001, under item 5.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                 U.S. ENERGY CORP.
                                                 (Company)


Date:  October 12, 2001                     By:     /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 Chief Executive Officer
                                                 and Chairman



Date:  October 12, 2001                     By:     /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer