Form 10-Q
period 2001-11-30
US ENERGY CORP
filed 2002-01-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended November 30, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

     Wyoming                                               83-0205516
-------------------------------------------------     --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     877 North 8th West, Riverton, WY                      82501
-------------------------------------------------     --------------------------
     (Address of principal executive offices)              (Zip Code)

Company's telephone number, including area code:           (307) 856-9271
                                                      --------------------------

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

                        YES     X               NO
                              -----                 -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at January 11, 2002
---------------------------------------     ------------------------------------
     Common stock, $.01 par value                    10,096,156 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
PART I.           FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             Condensed Consolidated Balance Sheets
             November 30, 2001 and May 31, 2001.............................3-4

             Condensed Consolidated Statements of
             Operations for the Three and Six Months Ended
             November 30, 2001 and 2000.......................................5

             Condensed Consolidated Statements of Cash Flows
             Six Months Ended November 30, 2001 and 2000......................6

             Notes to Condensed Consolidated
             Financial Statements...........................................7-8

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................9-12

PART II.     OTHER INFORMATION

ITEM 4.      Submission of Matters to be a Vote of Security Holders..........12

ITEM 6.      Exhibits and Reports on Form 8-K................................13

             Signatures......................................................13

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            November 30,        May 31,
                                                                2001              2001
                                                           -------------     ------------
                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                              $  2,563,400      $    685,500
    Accounts receivable
        Trade, net of allowance for doubtful accounts           570,800         1,319,300
        Affiliates                                               91,100            74,200
    Current portion of long-term notes receivable, net          225,000           225,000
    Assets held for resale & other                            1,149,700           983,800
    Inventory                                                    64,800            42,200
                                                           ------------      ------------
        Total current assets                                  4,664,800         3,330,000

INVESTMENTS AND ADVANCES
    Affiliates                                                   16,200            16,200
    Restricted investments                                    9,965,100         9,778,700
                                                           ------------      ------------
        Total investments and advances                        9,981,300         9,794,900

PROPERTIES AND EQUIPMENT                                     22,829,600        23,389,400
    Less accumulated depreciation,
        depletion and amortization                           (7,399,600)       (7,285,100)
                                                           ------------      ------------
        Total properties and equipment                       15,430,000        16,104,300

OTHER ASSETS:
    Accounts and notes receivable:
        Real estate and equipment sales                         357,600            42,400
        Employees                                               107,900           180,300
    Deposits and other                                          867,000         1,013,300
                                                           ------------      ------------
        Total other assets                                    1,332,500         1,236,000
                                                           ------------      ------------
                                                           $ 31,408,600      $ 30,465,200
                                                           ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    November 30,        May 31,
                                                                       2001              2001
                                                                   -------------     ------------
                                                                    (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $  1,387,300      $  1,404,300
    Prepaid drilling costs                                              522,700              --
    Current portion of long-term debt                                   339,200           142,400
    Line of credit                                                      200,000           850,000
                                                                   ------------      ------------
        Total current liabilities                                     2,449,200         2,396,700

LONG-TERM DEBT                                                        2,042,100         2,152,100

RECLAMATION LIABILITY (Note 4)                                        8,906,800         8,906,800

OTHER ACCRUED LIABILITIES (Note 4)                                    2,713,000         2,777,800

DEFERRED TAX LIABILITY                                                1,144,800         1,144,800

MINORITY INTERESTS                                                    2,217,100         1,177,800

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
    $.01 par value; 433,788 shares issued,
    forfeitable until earned                                          2,748,600         2,748,600

PREFERRED STOCK,
    $.01 par value; 100,000 shares authorized
    200 shares issued or outstanding;                                 1,840,000         1,840,000

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; unlimited shares authorized;
        9,779,221 and 8,989,047 shares issued, respectively              97,800            90,000
    Additional paid-in capital                                       40,713,600        38,681,600
    Accumulated deficit                                             (30,254,100)      (28,300,000)
    Treasury stock at cost, 954,725
        and 949,725 shares respectively                              (2,719,800)       (2,660,500)
    Unallocated ESOP contribution                                      (490,500)         (490,500)
                                                                   ------------      ------------
        Total shareholders' equity                                    7,347,000         7,320,600
                                                                   ------------      ------------
                                                                   $ 31,408,600      $ 30,465,200
                                                                   ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                   Six Months Ended
                                                    November 30,                        November 30,
                                           -------------------------------     ------------------------------
                                               2001              2000               2001              2000
                                               ----              ----               ----              ----
REVENUES:
    Commercial operations                  $    640,900      $    510,300      $  1,208,000      $  1,934,500
    Oil sales                                    37,900            37,700            81,100            77,900
    Contract drilling and construction            1,300           123,300            48,500         2,242,300
    Mineral sales                                  --             132,600              --             165,900
    Management fees and other                    45,400           220,200            67,500           355,800
    Gain on sales of assets                     365,200           449,500           542,700           584,100
    Litigation settlement, net                     --           7,132,800              --           7,132,800
    Interest                                    372,200           293,900           506,100           350,100
                                           ------------      ------------      ------------      ------------
                                              1,462,900         8,900,300         2,453,900        12,843,400
COSTS AND EXPENSES:
    Commercial operations                       480,900           761,900         1,018,800         1,799,900
    Oil production                               15,100             9,500            28,700            30,700
    Contract drilling and construction           38,600           540,100           102,600         2,231,500
    Mineral operations                          579,500           767,400         1,116,100         1,666,700
    General and administrative                  846,300         1,134,300         1,992,200         2,114,300
    Interest                                     50,900            78,900            96,600           114,100
                                           ------------      ------------      ------------      ------------
                                              2,011,300         3,292,100         4,355,000         7,957,200
                                           ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE MINORITY
    INTEREST AND EQUITY IN LOSS
    OF AFFILIATES                              (548,400)        5,608,200        (1,901,100)        4,886,200

MINORITY INTEREST IN LOSS (GAIN)
     OF CONSOLIDATED  SUBSIDIARIES               (2,300)          132,300            22,000           159,600

EQUITY IN LOSS OF AFFILIATES                       --                --                --                --
                                           ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE
    INCOME TAXES                               (550,700)        5,740,500        (1,879,100)        5,045,800

PROVISION FOR INCOME TAXES                         --                --                --                --
                                           ------------      ------------      ------------      ------------

NET INCOME (LOSS)                          $   (550,700)     $  5,740,500      $ (1,879,100)     $  5,045,800

PREFERRED STOCK DIVIDENDS                       (37,500)          (64,300)          (75,000)          (75,000)
                                           ------------      ------------      ------------      ------------

NET INCOME (LOSS) TO
    COMMON SHAREHOLDERS                    $   (588,200)     $  5,676,200      $ (1,954,100)     $  4,970,800
                                           ============      ============      ============      ============

NET INCOME (LOSS)
    PER SHARE, BASIC                       $      (0.07)     $       0.73      $      (0.23)     $       0.64
                                           ============      ============      ============      ============
NET INCOME (LOSS)
    PER SHARE, DILUTED                     $      (0.07)     $       0.69      $      (0.23)     $       0.62
                                           ============      ============      ============      ============

BASIC WEIGHTED AVERAGE
    SHARES OUTSTANDING                        8,580,154         7,818,430         8,386,672         7,818,430
                                           ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE
    SHARES OUTSTANDING                        8,580,154         8,215,038         8,386,672         8,008,895
                                           ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                           November 30,
                                                                 -----------------------------
                                                                     2001             2000
                                                                     ----             ----
                                                                  (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(1,954,100)     $ 4,970,800
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Minority interest in loss of consolidated subsidiaries         (22,000)        (159,600)
      Noncash services                                                26,500             --
      Depreciation                                                   265,800          405,900
      Gain on sale of assets                                        (616,900)        (584,100)
      Prepaid Drilling                                               522,700             --
      Deferred purchase option                                          --         (4,000,000)
      Other                                                             --            193,800
      Net changes in assets and liabilities                          373,900         (802,900)
                                                                 -----------      -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                           (1,404,100)          23,900

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of gas properties                                     (475,000)        (387,600)
  Proceeds from sale of property and equipment                       959,700        1,048,700
  Increase in restricted investments                                (186,400)        (142,000)
  Purchase of property and equipment                                (109,300)        (236,400)
  Proceeds from the sale of gas interests                            650,000             --
  Investments in affiliates                                           61,300           (8,400)
                                                                 -----------      -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                            900,300          274,300

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           2,004,200             --
  Proceeds from issuance of stock by subsidiary                    1,000,000             --
  Proceeds from long-term debt                                       283,100          632,300
  Net proceeds from lines of credit                                 (650,000)         200,000
  Increase in treasury stock                                         (59,300)            --
  Repayments of long-term debt                                      (196,300)        (345,000)
                                                                 -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,381,700          487,300
                                                                 -----------      -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                             1,877,900          785,500

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                685,500          916,400
                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                  $ 2,563,400      $ 1,701,900
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                                $      --        $      --
                                                                 ===========      ===========
  Interest paid                                                  $    96,600      $   114,100
                                                                 ===========      ===========


            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1) The Condensed Consolidated Balance Sheet as of November 30, 2001 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended November 30, 2001 and 2000, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2001 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 2001 and May 31, 2001 and the results of operations and cash flows for the three and six months ended November 30, 2001 and 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-K. The results of operations for the periods ended November 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned and controlled subsidiaries: Energx Ltd. (90%), Crested (70.5%), Plateau Resources Limited (100%), Sutter Gold Mining Co. (66.3%), Yellow Stone Fuels Corp. ("YSFC") (35.9%), Four Nines Gold, Inc. (50.9%), Northwest Gold, Inc. (96%) and Rocky Mountain Gas, Inc.("RMG") (81.1%). All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and standby costs of $11,619,800 at November 30, 2001 and $11,684,600 at May 31, 2001 are the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets. The Company is exploring certain options to free up a significant portion of the cash bonds held for the reclamation of the Shootaring Mill by a possible sale of that facility.

     5) Components of Properties and Equipment at November 30, 2001 consist of natural gas properties mining properties and buildings and equipment.

                                                      Accumulated
                                                     Amortization
                                      Cost         and Depreciation     Net Value
                                  ------------     ----------------   ------------
Natural gas properties            $  7,468,700      $ (1,773,600)     $  5,695,100
Mining properties                    1,520,600              --           1,520,600
Buildings and other equipment       13,840,300        (5,626,000)        8,214,300
                                  ------------      ------------      ------------
                                  $ 22,829,600      $ (7,399,600)     $ 15,430,000
                                  ============      ============      ============

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     6) On February 8, 2001, the Company through its affiliate Rocky Mountain Gas, ("RMG") entered into an option and farmin agreement with Suncor Energy America, Inc., ("SUNCOR"). The agreement grants SUNCOR an option to purchase 37.5% of RMG's interest of 111,636 acres of its coalbed methane properties.

     On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM has a right to purchase an undivided 50% interest as part of the purchase and sale agreement in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty- second month.

     The 50% undivided interest purchased by CCBM is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when the total principal payments reach 66% of the principal amount of the purchase price and the balance when the total principal amount is paid. Collateral for the Promissory Note of $7,500,000 is the property on an "as earned" basis based on the above percentages. The Promissory Note is therefore accounted for on a cash basis.

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the six months ended November 30, 2001 and 2000 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive.

     8) Certain reclassifications have been made in the May 31, 2001 financial statements to conform to the classifications used in November 30, 2001.

                        U.S. ENERGY CORP. & SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended November 30, 2001 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2001.

OVERVIEW OF BUSINESS

     The Company is engaged in the mineral development and extraction business. The Company has interests in an uranium mine and mill in southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin in Wyoming and Montana, and various real estate operations including a commercial townsite operation near Lake Powell, Utah.

     All these businesses are operated in conjunction with the Company's subsidiary Crested Corp. . ("Crested") through a joint venture between the two companies, USECB Joint Venture ("USECB").

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended November 30, 2001, the Company experienced an increase in working capital of $1,282,300. At November 30, 2001, the Company had a working capital of $2,215,600 as compared to a working capital of $933,300 at May 31, 2001.

     Components of the increase of working capital were increases in cash, $1,877,900, accounts receivable affiliates, $16,900, assets held for resale and other, $165,900, and inventory, $22,600; along with a decrease in the line of credit, $650,000 and accounts payable, $17,000. These working capital increases were offset by reduced accounts receivable trade, $748,500, increased current long-term debt, $196,800, and prepaid drilling costs, $522,700.

     During the six months ended November 30, 2001, operations consumed cash of $1,404,100, while investing and financing activities generated cash of $900,300 and $2,381,700, respectively. The increase in cash from investing activities came from the sale of property and equipment, $959,700, proceeds from sales of natural gas interests, $650,000, and the net decrease in investments in affiliates, $61,300. The increases were offset by the purchase of new equipment in the amount of $109,300, development of gas properties, $475,000 and the purchase of additional restricted investments held for reclamation, $186,400.

     Cash provided by financing activities were as a result of the issuance of stock by the Company from the exercising of stock options by employees of $478,300; the issuance of stock during an ongoing private placement of $1,525,900; the issuance of stock by the Company's subsidiary, RMG, of $1,000,000, and proceeds from new debt of $283,100 primarily from the financing of the Company's annual insurance premium. These cash inflows were offset by the pay down of the line of credit of $650,000; payments on long term debt of $196,300, and receipt of treasury stock of $59,300.

CAPITAL RESOURCES

     The primary source of the Company's capital resources are cash on hand; collection of receivables; projected equity financing of its coalbed methane affiliate, RMG; sale of partial ownership interest in mineral properties; proceeds under the line of credit; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its commercial operations in southern Utah, along with the rental and fixed base airport operations in Wyoming.

     The Company has a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At November 30, 2001, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations. The Company also has a $500,000 line of credit through their affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down $300,000 under this financing facility. The line of credit is a revolving credit facility.

     In addition to the above referenced cash resources, the Company through its subsidiary RMG continues to seek either an equity or industry partner in the financing of its coalbed methane operations.

     The Company believes that these cash resources will be sufficient to sustain operations during the balance of fiscal 2002. However, the capital resources at November 30, 2001, will not be sufficient to provide funding for the Company's maintenance and development of its coalbed methane gas business.

CAPITAL REQUIREMENTS

     The Company has the obligation to fund the holding costs of the Sheep Mountain uranium mines; the Plateau uranium mine and mill, Sutter Gold properties; real estate commercial operations, and the development of the RMG coalbed methane gas properties. Due to the holding costs of the non coalbed methane properties and the uncertainty of when these properties will become economically viable, the Company determined that it would either sell the properties or consider joint venture partners or equity financing on the properties.

     On December 31, 2000 RMG and Quantum Energy LLC ("Quantum") entered into an Option and Farmin Agreement with Suncor Energy America Inc. ("Suncor"). The agreement grants an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,636 acres of their coalbed methane properties. For this option Suncor paid $1,706,800 at closing on February 8, 2001.

     The option period is for 12 months from closing on 105,175 acres and 24 months on 6,461 acres. During this option period, Suncor has committed to conduct a $2,250,000 drilling program on the properties. RMG is obligated to fund $250,000 of that drilling program. At the conclusion of the option periods Suncor must elect to exercise its option or return the properties to RMG and Quantum. Should Suncor elects to exercise its option, the ownership interests in the properties would be RMG -12.5%, Quantum - 37.5% and Suncor - 50%. Should Suncor exercise its option, it is obligated to pay an additional $3,926,600, of which RMG would receive $2,944,900. Upon exercise of its option, Suncor is also committed to pay an additional $841,380 as a disportional contribution to a subsequent 18 month drilling program. As of the filing date of this report Suncor had not indicated whether it would or would not exercise its option.

     On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM purchased an option to acquire an undivided 50% interest in all of RMG's existing coalbed properties. In accordance with the purchase and sale agreement CCBM signed a $7,500,000 Promissory Note payable in principal amounts of

$125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. All payments on the promissory note are current through December 31, 2001.

     The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when the total principal payments reach 66% of the principal amount of the purchase price and the balance when the total principal amount is paid. As the only collateral for the promissory note is the property, the Company accounts for the note on a cash basis.

     CCBM has also agreed to fund $5,000,000 for an initial drilling program. If CCBM fails to expend $5,000,000 in the drilling program or $2,500,000 for RMG's benefit, CCBM will be obligated to pay any remaining unspent portions of the $2,500,000 directly to RMG. If CCBM defaults on its purchase obligation CCBM will still earn a 50% working interest in each well location (80 acres) and production therefrom. CCBM's ownership will be earned on these wells regardless of the status of the payments on the promissory note. Through December 31, 2001 the Company and CCBM had drilled 27 wells at an cost of $1,311,500.

     CCBM will be entitled to a credit (applied as a prepayment of the purchase price for the production of the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 until CCBM equals $1,250,000 from production proceeds.

     During the six months ended November 30, 2001, the Company and Crested reclaimed the Ion Exchange Plant at the SMP properties. It is not anticipated that any additional major reclamation projects will occur on the Company's mineral property interests during fiscal 2002. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company and Crested's real estate assets and a cash bond on the GMIX plant. The reclamation bond amount is reviewed annually by State regulatory agencies.

RESULTS OF OPERATIONS

     Revenues for the six months ended November 30, 2001, decreased $10,389,500 from the same period of the previous year to $2,453,900. The decrease was primarily as a result of a decrease in contract drilling and construction, commercial operations, mineral sales, management fees and other and a litigation settlement.

     During the six months ended November 30, 2001 revenues from contract drilling and construction decreased $2,193,800, as a result of the Company determining that the contract drilling and construction work it had been doing for third parties no longer fit its overall business plan. During the six months ended November 30, 2001, the Company recognized a gain of $7,132,800 in the settlement of certain GMMV disputes with Kennecott. Of that amount $4,000,000 was a non cash transaction to recognize the deferred GMMV purchase option which was paid to the Company in 1997. No similar settlements were recognized during the six months ended November 30, 2001.

     The decrease of $726,500 in commercial operations revenues is due to the Company leasing the majority of its commercial operations to third parties. Mineral sales decreased $165,900 as a result of Phelps Dodge suspending advance royalty payments on a molybdenum property on which the company owns a gross royalty interest and no deliveries to uranium supply contracts during the six months ended November 30, 2001. Management fees and other decreased $288,300. These decreases were partially offset by increases in oil sales, $3,200, and interest income, $156,000

     Costs and expenses decreased by $3,602,200 during the six months ended November 30, 2001 compared to the same period of the prior year. This decrease was a result of reduced costs in the drilling and construction business, $2,128,900; in commercial operations, $781,100; general and administrative costs, $122,100, mineral operations, $550,600, oil production, $2,000, and interest paid on debt financings, $17,500. These reductions in costs and expenses are the result of managements continuing cost cutting and management program.

     As a result of the decision to concentrate the Company's business in the coalbed methane area, revenues and costs have decreased substantially. This concentration has and will continue to reduce revenues and costs in the other areas outside of the coalbed methane business.

     Operations for the six months ended November 30, 2001 resulted in a loss of $1,954,100 or $(0.23) per share both basic and fully diluted as compared to a gain of $4,970,800 or $0.64 per share for the same period of the prior year. The most significant factor in this reduction of profitability is the litigation settlement revenue recognized during the six months ended November 30, 2000. The Company will continue to record losses from operations until the coalbed methane wells begin producing in commercial quantities and are placed on line.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 7, 2001 the annual meeting of shareholders was held at which time five proposals were voted upon, all of which passed. Following are the proposals and the vote results:

Proposal No. 1 - Election of one director for a term expiring on the third succeeding annual meeting and until his successor is duly elected or appointed and qualified.

     NAME OF DIRECTOR        FOR        AGAINST     ABSTAIN     WITHHELD
     ----------------        ---        -------     -------     --------

     Harold F. Herron     8,523,743      5,575      638,043      100,908

Proposal No. 2  -  To increase Authorized Common Stock to an Unlimited Amount:

         VOTES FOR     VOTES AGAINST     ABSTAIN     BROKER NON-VOTE
         ---------     -------------     -------     ---------------

         7,996,263       1,175,736       24,204          101,068

Proposal No. 3  -  Approval of the 2001 Stock Compensation Plan:

         VOTES FOR     VOTES AGAINST     ABSTAIN     BROKER NON-VOTE
         ---------     -------------     -------     ---------------

         4,485,303       1,143,456       121,974        3,515,233

Proposal No. 4 - Approval of the 2001 Incentive Stock Option Plan was as follows:

         VOTES FOR     VOTES AGAINST     ABSTAIN     BROKER NON-VOTE
         ---------     -------------     -------     ---------------

         4,601,541       1,020,245       114,654        3,529,526

Proposal No. 5 - To ratify appointment of Grant Thornton LLP as independent auditors for the current fiscal year:

         VOTES FOR     VOTES AGAINST     ABSTAIN     BROKER NON-VOTE
         ---------     -------------     -------     ---------------

         9,095,430         61,424        10,507          100,908

     The Registrant's Board of Directors consists of seven members of Messrs. Don C. Anderson, Nick Bebout, H. Russell Fraser, John L. Larsen, Keith G. Larsen, and Harold F. Herron. There is a vacant seat due to the resignation of David W. Brenman.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. None.

     (b) REPORTS ON FORM 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            U.S. ENERGY CORP.
                                            (Company)


 Date: January 11, 2002                By:    /s/ Keith G. Larse
                                            ------------------------------------
                                            KEITH G. LARSEN,
                                            President


 Date: January 11, 2002                By:    /s/ Robert Scott Lorimer
                                            ------------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer and
                                            Chief Accounting Officer