Form 10-Q
period 2002-02-28
US ENERGY CORP
filed 2002-04-15
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended February 28, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

Commission file number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Wyoming                                                   83-0205516
----------------------------------------                  ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

877 North 8th West, Riverton, WY                          82501
----------------------------------------                  ----------------------
(Address of principal executive offices)                  (Zip Code)

Company's telephone number, including area code:          (307) 856-9271
                                                          ----------------------

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

                      YES     X               NO
                            -----                 -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at April 12, 2002
------------------------------------        ------------------------------------
    Common stock, $.01 par value                         11,910,545 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Condensed Consolidated Balance Sheets
            February 28, 2002 and May 31, 2001..............................3-4

            Condensed Consolidated Statements of
            Operations for the Three and Nine Months Ended
            February 28, 2002 and 2001........................................5

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended February 28, 2002 and 2001....................6-7

            Notes to Condensed Consolidated
            Financial Statements...........................................8-10

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................11-14

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings................................................15

ITEM 2.     Changes in Securities.........................................15-16

ITEM 4.     Submission of Matters to be a Vote of Security Holders...........16

ITEM 6.     Exhibits and Reports on Form 8-K.................................16

            Signatures.......................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           February 28,               May 31,
                                                              2002                    2001
                                                          -------------          -------------
                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                              $  1,964,100           $    685,500
   Accounts receivable
      Trade, net of allowance for doubtful accounts            400,500              1,319,300
      Affiliates                                               118,300                 74,200
   Current portion of long-term notes receivable, net          225,000                225,000
   Assets held for resale & other                            1,107,900                983,800
   Inventory                                                    84,300                 42,200
                                                          ------------           ------------
      Total current assets                                   3,900,100              3,330,000

INVESTMENTS AND ADVANCES
   Affiliates                                                    6,400                 16,200
   Restricted investments                                    9,908,900              9,778,700
                                                          ------------           ------------
      Total investments and advances                         9,915,300              9,794,900

PROPERTIES AND EQUIPMENT                                    22,635,300              23,389,400
   Less accumulated depreciation,
      depletion and amortization                            (7,545,600)            (7,285,100)
                                                          ------------           ------------
      Total properties and equipment                        15,089,700             16,104,300

OTHER ASSETS:
   Accounts and notes receivable:
      Real estate and equipment sales                          312,600                 42,400
      Employees                                                 72,000                180,300
   Deposits and other                                        1,004,800              1,013,300
                                                          ------------           ------------
      Total other assets                                     1,389,400              1,236,000
                                                          ------------           ------------
                                                          $ 30,294,500           $ 30,465,200
                                                          ============           ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           February 28,             May 31,
                                                              2002                    2001
                                                          -------------          -------------
                                                           (Unaudited)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                  $  1,190,700           $  1,404,300
   Prepaid drilling costs                                      295,000                  --
   Current portion of long-term debt                           235,200                142,400
   Line of credit                                              200,000                850,000
                                                          ------------           ------------
      Total current liabilities                              1,920,900              2,396,700

LONG-TERM DEBT                                               2,049,800              2,152,100

RECLAMATION LIABILITY (Note 4)                               8,906,800              8,906,800

OTHER ACCRUED LIABILITIES (Note 4)                           2,598,600              2,777,800

DEFERRED TAX LIABILITY                                       1,144,800              1,144,800

MINORITY INTERESTS                                             525,700              1,177,800

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
   $.01 par value; 500,788 and 433,788
   shares issued, forfeitable until earned                   3,009,900              2,748,600

PREFERRED STOCK,
   $.01 par value; 100,000 shares authorized
   zero and 200 shares issued respectively;                    --                   1,840,000

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value; unlimited
      shares authorized; 11,376,549 and 8,989,047
      shares issued, respectively                              113,800                 90,000
   Additional paid-in capital                               46,690,800             38,681,600
   Accumulated deficit                                     (33,435,700)           (28,300,000)
   Treasury stock at cost, 959,725
      and 949,725 shares respectively                       (2,740,400)            (2,660,500)
   Unallocated ESOP contribution                              (490,500)              (490,500)
                                                          ------------           ------------
      Total shareholders' equity                            10,138,000              7,320,600
                                                          ------------           ------------
                                                          $ 30,294,500           $ 30,465,200
                                                          ============           ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended February 28,       Nine Months Ended February 28,
                                      -------------------------------       ------------------------------
                                          2002             2001                  2002             2001
                                          ----             ----                  ----             ----
CONTINUING OPERATIONS
  OPERATING REVENUES:
    Commercial operations              $   209,500      $   204,500           $ 1,417,500      $ 2,139,000
    Mineral sales and royalties               --            264,700                  --            430,600
    Management fees                         29,200          187,700               177,800          621,400
                                       -----------      -----------           -----------      -----------
                                           238,700          656,900             1,595,300        3,191,000
  COSTS AND EXPENSES:
    Commercial operations                  383,500          624,400             1,402,300        2,424,300
    Mine holding costs                     302,100          622,900             1,418,200        2,289,600
    General and administrative             977,200        1,071,900             2,969,400        3,186,200
    Impairment of goodwill               1,622,700             --               1,622,700             --
    Other                                   19,900           17,500                48,600           48,200
                                       -----------      -----------           -----------      -----------
                                         3,305,400        2,336,700             7,461,200        7,948,300
                                       -----------      -----------           -----------      -----------
   OPERATING (LOSS) INCOME              (3,066,700)      (1,679,800)           (5,865,900)      (4,757,300)

   OTHER INCOME & EXPENSES
      Gain on sales of assets               86,400          126,300               629,100          710,400
      Litigation settlements, net             --               --                    --          7,132,800
      Interest income                      128,000           96,200               634,100          446,300
      Interest expense                    (313,300)         (81,800)             (409,900)        (195,900)
                                       -----------      -----------           -----------      -----------
                                           (98,900)         140,700               853,300        8,093,600
                                       -----------      -----------           -----------      -----------
      (LOSS) INCOME BEFORE
      MINORITY INTEREST:                (3,165,600)      (1,539,100)           (5,012,600)       3,336,300

   MINORITY INTEREST IN GAIN OF
      CONSOLIDATED SUBSIDIARIES              5,100           63,100                27,100          222,700
                                       -----------      -----------           -----------      -----------

   LOSS BEFORE INCOME TAXES             (3,160,500)      (1,476,000)           (4,985,500)       3,559,000

   PROVISION FOR INCOME TAXES                 --               --                    --               --
                                       -----------      -----------           -----------      -----------

   NET (LOSS) INCOME FROM
      CONTINUING OPERATIONS             (3,160,500)      (1,476,000)           (4,985,500)       3,559,000

   DISCONTINUED OPERATIONS,
       NET OF TAX                           (9,600)        (344,300)              (63,700)        (333,500)
                                       -----------      -----------           -----------      -----------

   NET (LOSS) INCOME                    (3,170,100)      (1,820,300)           (5,049,200)       3,225,500

   PREFERRED STOCK DIVIDENDS               (11,500)         (37,500)              (86,500)        (112,500)
                                       -----------      -----------           -----------      -----------

   NET (LOSS) INCOME AVAILABLE
      TO COMMON SHAREHOLDERS           $(3,181,600)     $(1,857,800)          $(5,135,700)     $ 3,113,000
                                       ===========      ===========           ===========      ===========

   NET LOSS PER SHARE BASIC
      FROM CONTINUED OPERATIONS        $     (0.32)     $     (0.19)          $     (0.57)     $      0.45
      FROM DISCONTINUED OPERATIONS            --              (0.04)                (0.01)           (0.04)
                                       -----------      -----------           -----------      -----------
                                       $     (0.32)     $     (0.23)          $     (0.58)     $      0.41
                                       ===========      ===========           ===========      ===========
   NET LOSS PER SHARE DILUTED
      FROM CONTINUED OPERATIONS        $     (0.32)     $     (0.19)          $     (0.57)     $      0.43
      FROM DISCONTINUED OPERATIONS            --              (0.04)                (0.01)           (0.04)
                                       -----------      -----------           -----------      -----------
                                       $     (0.32)     $     (0.23)          $     (0.58)     $      0.39
                                       ===========      ===========           ===========      ===========

BASIC WEIGHTED AVERAGE
      SHARES OUTSTANDING                 9,837,494        7,819,446             8,866,858        7,665,360
                                       ===========      ===========           ===========      ===========

   DILUTED WEIGHTED AVERAGE
      SHARES OUTSTANDING                 9,837,494        7,819,446             8,866,858        8,002,494
                                       ===========      ===========           ===========      ===========

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Nine Months Ended February 28,
                                                              ------------------------------
                                                                  2002            2001
                                                                  ----            ----
                                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $(5,135,700)     $ 3,113,000
  Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
     Minority interest in loss
        of consolidated subsidiaries                             (27,100)        (222,700)
     Depreciation                                                422,500          632,600
     Impairment of goodwill                                    1,622,700             --
     Noncash services                                             55,600           19,200
     Noncash dividend                                             11,500             --
     Deferred purchase option                                       --         (2,721,200)
     Gain on sale of assets                                     (619,600)        (710,500)
     Noncash compensation                                        409,000             --
     Prepaid Drilling                                            295,000             --
     Other                                                          --            203,300
     Net changes in assets and liabilities                       477,000        1,270,200
                                                             -----------      -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (2,489,100)       1,583,900

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase and Development of gas properties                 (530,100)      (2,000,900)
     Proceeds from the sale of gas interests                   1,025,000             --
     Proceeds from sale of property and equipment                542,700        1,507,700
     Increase in restricted investments                         (130,200)        (181,300)
     Purchase of property and equipment                         (106,800)        (274,200)
  Net change in investments in affiliates                        330,500           (8,400)
                                                             -----------      -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            1,131,100         (957,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       2,466,300             --
  Proceeds from issuance of stock by subsidiary                1,000,000             --
  Proceeds from long-term debt                                   250,500          726,400
  Net repayments on lines of credit                             (650,000)        (450,000)
  Acquisition of  treasury stock                                 (79,900)            --
  Repayments of long-term debt                                  (350,300)        (830,200)
                                                             -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            2,636,600         (553,800)
                                                             -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,278,600           73,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 685,500          916,400
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,964,100      $   989,400
                                                             ===========      ===========



            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended February 28,
                                                        ------------------------------
                                                           2002                2001
                                                           ----                ----
                                                        (Unaudited)        (Unaudited)

SUPPLEMENTAL DISCLOSURES:
    Income tax paid                                     $     --           $     --
                                                                           ==========

    Interest paid                                       $  409,900         $  195,100
                                                        ==========         ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Sale of equipment by issuing of note receivable     $  468,000         $     --
                                                        ==========         ==========

    Acquisition of assets through issuance of debt      $   90,300         $  162,400
                                                        ==========         ==========

    Acquisition of assets through issuance of stock     $   96,800         $     --
                                                        ==========         ==========

    Issuance of stock warrants for services             $   35,600         $     --
                                                        ==========         ==========

    Issuance of forfeitable stock as compensation       $  261,300         $     --
                                                        ==========         ==========

    Issuance of stock to invest in subsidiary           $3,568,500         $     --
                                                        ==========         ==========

    Issuance of stock to retire preferred stock $        1,840,000         $     --
                                                        ==========         ==========

    Issuance of stock for services                      $   14,400         $   19,200
                                                        ==========         ==========



            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1) The Condensed Consolidated Balance Sheet as of February 28, 2002 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended February 28, 2002 and 2001, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2001 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of February 28, 2002 and May 31, 2001 and the results of operations and cash flows for the three and nine months ended February 28, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-K. The results of operations for the periods ended February 28, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned and controlled subsidiaries: Energx Ltd. (90%), Crested (70.5%), Plateau Resources Limited (100%), Sutter Gold Mining Co. (66.3%), Yellow Stone Fuels Corp. ("YSFC") (35.9%), Four Nines Gold, Inc. (50.9%), Northwest Gold, Inc. (89%) and Rocky Mountain Gas, Inc.("RMG") (91.8%). All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and standby costs of $11,505,400 at February 28, 2002 and $11,684,600 at May 31, 2001 are the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be commenced until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. It is anticipated that neither of these events will occur for sometime into the future. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets. The Company is exploring certain options to free up a significant portion of the cash bonds held for the reclamation of the Shootaring Mill by a possible sale of that facility.

     5) Components of Properties and Equipment at February 28, 2002 consist of natural gas properties, mining properties, and buildings and equipment.

                                                     Accumulated
                                                     Amortization
                                      Cost         and Depreciation      Net Value
                                  ------------     ----------------   ------------
Natural gas properties            $  7,261,600      $ (1,773,600)     $  5,488,000
Mining properties                    1,520,600              --           1,520,600
Buildings and other equipment       13,853,100        (5,772,000)        8,081,100
                                  ------------      ------------      ------------
                                  $ 22,635,300      $ (7,545,600)     $ 15,089,700
                                  ============      ============      ============

     The Company has updated prior economic evaluations on its mineral properties and has impaired a portion of historical costs associated with these properties in prior periods. The Company will continue to evaluate the mineral properties and provide additional impairments if necessary.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     6) On February 8, 2001, the Company through its affiliate Rocky Mountain Gas, ("RMG") entered into an option and farmin agreement with Suncor Energy America, Inc., ("SUNCOR"). The agreement granted SUNCOR an option to purchase 37.5% of RMG's interest in 111,634 acres of its coalbed methane properties. SUNCOR drilled 19 wells and completed 8 wells in total. During February 2002, SUNCOR notified the Company that is was not going to exercise its February 2002 option to continue as a partner in the development of the properties. The properties and 8 completed wells will be returned to the Company and its co-venture participants.

     On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM has a right to purchase an undivided 50% interest as part of the purchase and sale agreement in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due in the forty- second month.

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

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended February 28, 2002 and 2001 or the nine months ended February 28, 2002 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive. Those options and warrants are convertible into 496,271, 396,608 and 454,233 shares of common stock, respectively.

     8) During the quarter ending February 28, 2002, the Company made the decision to permanently discontinue its contract drilling and construction operations. The assets the Company owns that were used in the operations have either been sold or converted for use in the Company's other operations.

     9) The Internal Revenue Service (IRS) began a routine audit of the Company's fiscal years ended May 31, 1999 and 2000 during the quarter ended February 28, 2002. All fiscal years prior to the fiscal year ended May 31, 1999 have been closed by the IRS, after audit, with no material changes. It is not known when the IRS audit of fiscal 1999 and 2000 will be completed nor what, if any, impact will result from the audit.

     10) Certain reclassifications have been made in the May 31, 2001 financial statements to conform to the classifications used in February 28, 2002.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     11) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through February 28, 2002. In addition, we have used, rather than provided, cash in our operations. We, however, have been unable to secure adequate financing to meet our future cash needs.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the condensed consolidated accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations.

     We continue to pursue several items that will help us meet our future cash needs. We are aggressively pursuing our claims against Nukem. We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance our continuing operations. Although there is no assurance that funding will be available or that the outcome in the Nukem litigation will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended February 28, 2002 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended February 28, 2002, the Company experienced an increase in working capital of $1,045,900. At February 28, 2002, the Company had a working capital of $1,979,200 as compared to a working capital of $933,300 at May 31, 2001.

     Components of the increase of working capital were increases in cash of $1,278,600, accounts receivable affiliates of $44,100, assets held for resale and other of $124,100, and inventory of $42,100; along with a decrease in the line of credit of $650,000 and accounts payable of $213,600. These working capital increases were offset by reduced accounts receivable trade of $918,800, increased current long-term debt of $92,800, and prepaid drilling costs of $295,000.

     During the nine months ended February 28, 2002, operations consumed cash of $2,489,100, while investing and financing activities generated cash of $1,131,100 and $2,636,600, respectively. The increase in cash from investing activities came from the sale of property and equipment of $542,700, proceeds from sales of natural gas interests of $1,025,000, and the net decrease in investments in affiliates of $330,500. These increases were offset by the purchase of new equipment in the amount of $106,800, purchase and development of gas properties of $530,100 and an increase of restricted investments held for reclamation of $130,200 through the reinvesting of interest earned on those restricted investments.

     Cash provided by financing activities was a result of the issuance of stock by the Company from the exercising of stock options by employees of $505,400; the issuance of stock in a private placement of $1,961,000; the issuance of stock by the Company's subsidiary, RMG, of $1,000,000, and proceeds from new debt of $250,500 primarily from the financing of the Company's annual insurance premium. These cash inflows were offset by the pay down of the line of credit of $650,000; payments on long term debt of $350,300, and receipt of treasury stock of $79,900.

CAPITAL RESOURCES

     The primary source of the Company's capital resources are cash on hand; collection of receivables; projected equity financing of its coalbed methane affiliate, Rocky Mountain Gas, Inc., ("RMG"); sale of partial ownership interest in mineral properties; proceeds under the line of credit; potential settlement discussions with Phelps Dodge regarding a dispute on a molybdenum property and final determination of the SMP arbitration/litigation. The Company also will continue to receive revenues from its motel operations in southern Utah, along with revenues from rental properties and the airport fixed base operations in Wyoming.

     The Company has a $750,000 line of credit with a commercial bank. The line of credit is secured by various real estate holdings and equipment belonging to the Company. At February 28, 2002, the line of credit had been drawn down by $200,000. The line of credit is being used for short term working capital needs associated with operations. The Company also has a $500,000 line of credit through its affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down $300,000 under this financing facility. The line of credit is a revolving credit facility.

     Pursuant to the terms of an agreement with CCBM, Inc. to sell a 50% interest in its coalbed methane properties. The Company receives monthly principal payments or $125,000 plus interest on a $7.5 million note. These payments continue through November 2004 at which time there is a balloon payment of $2.4 million.

     During the nine months ended February 28, 2002, the Company received $505,400 as proceeds from employees exercising stock options under one of the Company's Stock Option Plans. The Company also received $1,960,900 net of commissions from investors through a private placement of its common stock and $1,000,000 as the result of a private placement of RMG common stock. The Company may continue to raise capital from Private Placements of stock. During the nine months ended February 28, 2002, the investment in RMG was converted to common stock of the Company. See Part II, Item 2.

     In addition to the above referenced cash resources, the Company through its subsidiary RMG continues to seek either an equity or industry partner in the financing of its coalbed methane operations.

     The Company believes that these cash resources will be sufficient to sustain operations during the balance of fiscal 2002. However, the capital resources at February 28, 2002, will not be sufficient to provide funding for the Company's maintenance and development of its coalbed methane gas business.

CAPITAL REQUIREMENTS

     The Company has the obligation to fund the holding costs of the Sheep Mountain uranium mines, the Plateau uranium mine and mill, and the Sutter Gold properties. Additional funds are needed to support the Company's real estate and commercial operations, and the development of the RMG coalbed methane gas properties. Due to the holding costs of the non coalbed methane properties and the uncertainty of when these properties will become economically viable, the Company determined that it will either sell the properties or seek joint venture partners or equity financing on the properties.

     On December 31, 2001, RMG and Quantum Energy LLC ("Quantum") entered into an Option and Farmin Agreement with Suncor Energy America Inc. ("Suncor"). The agreement granted an option to Suncor to purchase 37.5% of RMG's and 12.5% of Quantum's interest in 111,634 acres of their coalbed methane properties. For this option, Suncor paid $1,706,800 at closing on February 8, 2001.

     The option period was for 12 months from closing on 105,175 acres and 24 months on 6,461 acres. During this option period, Suncor committed to conduct a $2,250,000 drilling program on the properties.

RMG was obligated to fund $250,000 of that drilling program. This commitment of $250,000 was assumed and paid by CCBM. In February 2002, Suncor notified RMG that it was not going to exercise its option to purchase the interest in the properties resulting in those interests reverting back to the Company and its co- venture participants. RMG will continue to seek an equity partner for this property.

     On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM purchased an option to acquire an undivided 50% interest in all of RMG's existing coalbed properties. In accordance with the purchase and sale agreement CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty- second month. All payments on the promissory note are current through February 28, 2002.

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

     CCBM has also agreed to fund $5,000,000 for an initial drilling program. If CCBM fails to expend $5,000,000 in the drilling program or $2,500,000 for RMG's benefit, CCBM will be obligated to pay any remaining unspent portions of the $2,500,000 directly to RMG. If CCBM defaults on its purchase obligation, CCBM will still earn a 50% working interest in each well location (80 acres) and production therefrom. CCBM's ownership will be earned on these wells regardless of the status of the payments on the promissory note. Through March 31, 2002, the Company and CCBM had drilled 30 wells at an cost of $1,618,800.

     CCBM will be entitled to a credit (applied as a prepayment of the purchase price for the production of the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 until CCBM equals $1,250,000 from production proceeds.

     During the nine months ended February 28, 2002, the Company completed the reclamation of the Ion Exchange Plant at the SMP properties at a cost of $360,000. It is not anticipated that any additional major reclamation projects will occur on the Company's mineral property interests during the balance of fiscal 2002. The future reclamation costs on the Sheep Mountain properties are covered by a reclamation bond which is secured by a pledge of certain of the Company's real estate assets. The reclamation bond amount is reviewed annually by State regulatory agencies. Reclamation costs of the Plateau properties are bonded by restricted cash investments that are only available for Plateau reclamation projects.

RESULTS OF OPERATIONS

     Operating revenues for the nine months ended February 28, 2002, decreased $1,595,700 from the same period of the previous year to $1,595,300. The decrease was primarily as a result of a decrease in commercial operations in southern Utah of $721,500, suspension of royalty payments from Phelps Dodge of $96,300, and no sales of uranium to delivery contracts of $334,300.

     The subcontracting of retail commercial operations in southern Utah reduced commercial operating costs and expenses by $1,022,000 during the nine months ended February 28, 2002. Other reductions in costs and expenses during the nine months ended February 28, 2002, were the reduced mine holding costs of $871,400 and general and administration of $216,800. These reductions in costs and expenses are a direct result of the Company's reduction of overhead and costs associated with mining properties.

     During the three and nine months ended February 28, 2002, the Company increased its investment in RMG by purchasing RMG common shares previously sold to third parties in private placements. This increase in ownership of RMG was accomplished by the Company issuing shares of its common stock in exchange for RMG common stock. As RMG does not currently have production, an impairment of $1,622,700 related to goodwill from these transactions was taken against this investment.

     Other income at February 28, 2002 decreased for the nine months ended February 28, 2001, primarily as a result of the Company recognizing $7,132,800, net in litigation settlements during the nine months ended February 28, 2001. These revenues were recognized as a result of a portion of the SMP litigation issues being resolved. No similar revenues were recognized during the current period.

     During the quarter ending February 28, 2002, the Company made the decision to permanently discontinue its contract drilling and construction operations. These operations had operated at a loss for the three and nine months ended February 28, 2002 of $9,600 and 63,700 respectively. This compares to losses of $344,300 and $333,500 for the three and nine months ended February 28, 2001.

     Operations for the nine months ended February 28, 2002 resulted in a loss of $5,135,700 or $(0.58) per share both basic and fully diluted as compared to a gain of $3,113,000 or $0.41 per share basic for the same period of the prior year. The most significant factor in this reduction of profitability is the litigation settlement revenue recognized during the nine months ended February 28, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about March 13, 2002, the Company's subsidiary, Sutter Gold Mining Company, was served with a complaint filed in the Superior Court of Amador County, California, case number 02CU2051. The plaintiff is Edward A. Swift individually and as a trustee and the other defendant is Meridian Minerals Company (Meridian). The litigation involves a mining lease entered into in 1989 between Plaintiffs and Defendant Meridian on the rental of Plaintiffs' land. Plaintiffs contend Defendants owe them $136,186 for past due rent and some $12,000 in unpaid taxes and for fence repair. Defendant Sutter Gold, has filed an answer generally denying the complaint and the case is pending..

     On or about April 1, 2002, the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA, against the U.S. BLM, RMG certain of its affiliates and joined some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et al by the BLM in the Powder River Basin of Montana and for other relief. RMG and its affiliates have not yet answered or otherwise pled to the complaint.

ITEM 2.        CHANGES IN SECURITIES

    (a)(1) From June 29 through October 18, 2001, we sold 389,667 shares of restricted common stock to 18 accredited investors for $1,169,000 ($3.00 per share). As part of the offering, warrants to purchase 77,933 shares were issued to the investors, expiring October 2003, with an exercise price of $3.75 per share.

    (a)(2) In October, 2001, we sold 200,000 shares of restricted commons stock to an accredited investor and an accredited limited liability company controlled by the accredited investor, for $500,000 ($2.50 per share). Warrants to purchase 50,000 shares, at $3.00 per share, also were issued to these investors. These warrants expire in October, 2003.

    (a)(3) In December, 2001, we issued 910,320 shares of restricted common stock to nine accredited investors in RMG, in exchange for their earlier restricted common stock investments in RMG totaling $3,568,500 plus interest owed to two of the investors. The offering was priced at market ($3.92 per share on December 5, 2001). As a result of the exchange, the Company's consolidated ownership of RMG now is 91.8%.

    (a)(4) In December, 2001, we issued 513,140 shares of restricted common stock to the holder of 200 shares of preferred stock in the Company, an accredited investor, in conversion of the $2,000,000 investment in the preferred stock plus accrued interest, according to the terms of the preferred stock (shares issued equal to principal plus accrued interest divided by market price, $3.92 per share on December 5, 2001).

    (a)(5) In February, 2002, we sold 133,848 shares of restricted common stock to 10 accredited investors for $435,000 ($3.25 per share), and also issued to those investors warrants to purchase 26,768 shares, at $4.00 per share. The warrants will expire two years after issuance.

    (a)(6) In November, 2001, we paid VentureRound Group, LLC (VRG) for financial consulting services by issuing to VRG warrants to purchase 11,034 shares of common stock, at $3.75 per share. The warrants expire November 2, 2006.

    (b)(1) For the (a)(1) transactions, we paid our financial advisor VRG a cash fee of $116,900 non accountable fees of $25,000 and also issued warrants to VRG to purchase 38,966 shares of common stock at $3.75 per share. The warrants expire October 18, 2006

    (b)(6) For the (a)(5) transactions, we paid (after February 28, 2002) our financial advisor VRG a cash fee of $43,500 and issued warrants to VRG to purchase 13,384 shares of stock at $4.00 per share. The warrants will expire two years after issuance.

    (c)     See (a) subparagraphs above.

    (d) All of the transactions described in the (a) subparagraphs were with accredited persons, and the offer and sale of securities to all investors (except VRG) were made under rule 506 of Regulation D. The financial consulting services warrants issued to VRG were issued to VRG in a section 4(2) transaction not involving a public offering by the Company.

    (e)     Not applicable.

    (f)     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

        NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits.  None.

     (b) REPORTS ON FORM 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 28, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      U.S. ENERGY CORP.
                                      (Company)


 Date: April 12, 2002                 By:   /s/ Keith G. Larsen
                                         ---------------------------------------
                                          KEITH G. LARSEN,
                                          President


Date: April 12, 2002                  By:   /s/ Robert Scott Lorimer
                                         ---------------------------------------
                                      ROBERT SCOTT LORIMER,
                                      Principal Financial Officer and
                                      Chief Accounting Officer