Form 10-K/A
period 2001-05-31
US ENERGY CORP
filed 2002-06-18
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                                     MARKED FOR
                                                                     CHANGES

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

Commission file number 0-6814
                       ------

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

  Wyoming                                                    83-0205516
-------------------------------------------------          ---------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  877 North 8th West
  Riverton, WY                                               82501
-------------------------------------------------          ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:          (307) 856-9271
                                                           ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

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

               Class                           Outstanding at August 17, 2001
---------------------------------------     ------------------------------------
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


     In fiscal 2001, we were engaged in three industry segments: minerals, motel, real estate and airport operations, and contract drilling/construction operations. In the minerals segment, we have three principal mineral sectors: coalbed methane gas, uranium and gold (properties and other assets included in the latter two sectors are in "care and maintenance" status). The uranium properties are located on Sheep Mountain in Wyoming, and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. We also operate a small oil field in Montana. Our fiscal year ends May 31.


     The coalbed methane gas business is conducted through Rocky Mountain Gas, Inc ("RMG," a Wyoming corporation owned 41% by USE and 41% by Crested Corp.; Crested is a 70.5% majority-owned subsidiary of USE, see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 257,000 gross mineral acres of coalbed methane properties:

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


     The Company's subsidiaries are:

                                       Percent            Primary
     Subsidiary                     Owned by USE*     Business Conducted
     ----------                     -------------     ------------------

     Plateau Resources, Ltd.           100.0%         Uranium (Utah)
     Energx, Ltd.                       90.0%         Inactive
     Four Nines Gold, Inc.              50.9%         Inactive
     Sutter Gold Mining Company         66.3%         Gold (California)
     Crested Corp.                      70.5%         Uranium, gold and
                                                      molybdenum properties,
                                                      and coalbed methane
     Yellowstone Fuels Corp.            35.9%         Inactive
     Rocky Mountain Gas, Inc.           82.0%         Coalbed methane
     Northwest Gold, Inc.               96.0%         Inactive
     USECC Joint Venture                50.0%
     Ruby Mining Company                 4.0%         Marine salvage (sunken
                                                      treasure)

     *Includes ownership of Crested Corp.  in RMG and Sutter.


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

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.


     During the three fiscal years ended May 31, 2001, we operated in three business segments: (i) minerals, (ii) motel and airport operations, and (iii) contract drilling/construction (principally in fiscal 2000 and the first quarter of fiscal 2001). The principal products of the operating units within each of the reportable industry segments for the three fiscal years ended May 31, 2001 were:

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


     Motel, Real Estate and            Operation of a motel and rental of real
     Airport Operations                estate, operation of an aircraft fixed
                                       base operation (fuel sales, flight
                                       instruction and aircraft maintenance),
                                       and various contract services, including managerial services for subsidiary companies.


     Contract Drilling/Construction    Contract drilling of coalbed methane gas
                                       wells, construction of drill sites, gas
                                       pipe lines, reservoirs and reclamation of locations.

     Percentage of Net Revenue contributions by the three segments (and by interest on cash accounts) in the last three fiscal years were:

                                Percentage of Net Revenues During the Year Ended
                                ------------------------------------------------
                                 May 31,              May 31,            May 31,
                                  2001                 2000               1999
                                --------             --------           --------


Minerals                            3%                   2%                  2%
Motel, Real Estate
  and Airport Operations           15%                  36%                 27%
Construction Operations            15%                  46%                  0%
Interest and Other                 67%                  16%                 71%

     In fiscal 2001, we received $442,800 in revenues from the minerals segment as compared to $132,600 in fiscal 2000. During fiscal 2001, there were $108,500 from molybdenum advance royalties, and $334,300 from uranium contract deliveries and the sale of a uranium delivery contract. During fiscal 2000 we recorded $132,600 from advance molybdenum royalties. During fiscal 1999, there were revenues from mineral sales of $150,600 from molybdenum advance royalties and $87,600 for uranium contract deliveries. We have not received revenues from mineral sales, other than the preceding transactions in fiscal 2000 or 2001, as our mineral properties are either in a care and maintenance mode (our uranium and gold properties, and the molybdenum property which is held by another company), or in exploration (our coalbed methane properties).

     Motel, real estate and airport operations during fiscal 2001 generated revenues of $2,222,400, compared to $2,734,800 during fiscal 2000, with the decrease due to a slower tourist season at the commercial operations in southern Utah.


     Contract drilling and construction operations for third parties in the coalbed methane business resulted in revenues of $2,238,600 during fiscal 2001 compared to $3,584,900 during fiscal 2000. No revenues were recognized in this segment in fiscal 1999, and in fiscal 2001, we temporarily suspended third-party services in the coalbed methane business.

     The competitive conditions in each operating segment are as follows:

     In minerals, depending on the particular minerals sector involved, we compete against many companies, some of which are much larger and better financed than the company. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore coalbed methane potential, then, if warranted, drill production wells and install production equipment (gathering systems, compressors, etc.). For example, Barrett Resources, Penneco, and Evergreen Resources (all public companies) are active in the coalbed methane business in Wyoming and Montana. They acquire and sell acreage, drill exploratory wells, and produce and sell coalbed methane gas. Additional competition is presented in the acreage acquisition area by a number of private independent companies.

     In the gold sector, we compete against Rio Tinto plc, Barrick, AngloGold, Newmont Mining, and other public companies with worldwide exploration and production facilities. These companies have inventories of exploration, development stage and producing properties, and inventories of refined gold. Putting a gold property into production requires significant capital; these companies, unlike U.S. Energy Corp., have in place the financial capital, and the engineering personnel, necessary to mine the minerals and build the related infrastructure and production facilities. There are a number of small private independent gold exploration companies in the United States, but they do not compete with us.

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps- Dodge, a worldwide integrated minerals company with inventories of exploration, development stage, and producing properties, involving numerous metals and other minerals. We are not actively engaged in the molybdenum business at the present time.

     In the uranium sector, public companies like Cameco, Rio Tinto and Cogema are the dominant uranium producers. They own inventories of exploration, development stage and producing properties, and inventories of uranium oxide. Although we have a fully-equipped mill (in Utah), the mill is not operating and presently we need additional capital to mine the minerals we own nearby and process the material through the mill.

     In the motel, real estate and airport operations segment, we own and manage an office building (where our headquarters are located), a fixed based aircraft operation, and small parcels of land, all in Riverton, Wyoming and a small amount of additional acreage elsewhere in Wyoming. We also own townsites, a motel and convenience store, and other commercial facilities in Utah. There is no significant competition in this segment; although parcels are sold from time to time, we are not in the land development business. In fiscal 2001, we reported revenues from contract methane well drilling and support services. We have sold off most of the equipment used in these operations in fiscal 2002, retaining three drilling rigs for RMG operations as needed. As of the date of this amended report, construction activities are limited to a few small projects in Riverton, Wyoming. We intend to contract out RMG's coalbed drilling and construction work to third parties.


(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

COALBED METHANE


     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 51.2% by the Company and 40.5% by Crested), as of the filing of this Form 10-K/A.

     Methane is the primary commercial component of natural gas produced from conventional gas wells. Methane also exists in its natural state in coal seams. Natural gas produced from conventional wells generally contains other hydrocarbons in varying amounts which require the natural gas to be processed. Methane gas produced from coalbeds generally contains only methane and is pipeline-quality gas after simple water dehydration.

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

     OVERVIEW OF RMG. All of the information about Rocky Mountain Gas, Inc. which follows is as of the filing date of this amended Annual Report, unless otherwise stated. We hold leases and options to develop approximately 277,586 gross mineral acres (including 43,711 acres we have options on) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements for holding, acquiring and/or drilling the prospects (CCBM, Inc. and Quaneco, L.L.C.). These agreements are summarized under "Carrizo - Purchase and Sale Agreement" and "Quaneco - Agreement." Acreage data assumes CCBM completes its purchase of an undivided 50% working interest in the Kirby, Oyster Ridge, Clearmont, Sussex, Finley, Baggs North and Gillette North prospects. CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would not be entitled to a working interest in the remaining undrilled acreage.

     CCBM currently has purchase rights to acquire a 6.25% working interest in the Castle Rock prospect, and owns a 6.25% working interest in eight wells in Castle Rock, which were drilled by Suncor Energy Natural Gas America, Inc. ("SENGAI"). RMG's and CCBM's interests in the Castle Rock prospect, as shown in Table 1, reflect the completion of SENGAI's drilling program in late calendar 2001. SENGAI elected not to exercise its option on February 8, 2002. See the summary below, and "SENGAI - Option and Farmin Agreement."

     RMG's staff includes a professional geologist, a petroleum engineer, a landman, and field supervisory personnel. Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the president of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks (for evaluation wells in Montana, pending production permitting approval) and water holding ponds in Wyoming. The decision whether to complete the well is made by RMG's president.

     Table 1 reflects RMG's acreage position as of April 30, 2002 and does not reflect the acreage we own in the Bobcat prospect. See "Bobcat Property." Also, Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its option to back in for a 25% working interest on 43,711 gross acres within the Oyster Ridge prospect. Also, 43,711 of the acres shown as held in Oyster Ridge, assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreement with Anadarko. See "Description of Prospects - Oyster Ridge" below.

TABLE 1

                            ROCKY MOUNTAIN GAS, INC.
                                  ACREAGE HELD


--------------------------------------------------------------------------------------------------------------
     Project
     and Date           Gross Lease          Net Lease          RMG Net           Quaneco Net         CCBM Net
     Acquired              Acres               Acres             Acres               Acres             Acres
--------------------------------------------------------------------------------------------------------------
   Castle Rock            123,840             111,567            48,811             55,784              6,973
    Jan. 2000
      Kirby                80,254              74,512            18,628             37,256             18,628
    Jan. 2000
  *Oyster Ridge            65,247              65,247            25,729                0               25,729
    Dec. 1999
    Clearmont               5,345               2,785             1,393                0                1,393
    Jan. 2000
      Sussex                  640                 640               320                0                  320
    Jan. 2000
      Finley                  160                 160                80                0                   80
    Jan. 2000
   Baggs North                120                 120                60                0                   60
    Jan. 2000
  Gillette North               80                  80                40                0                   40
    Jan. 2000
      Arvada                1,900               1,700               850                0                  850
    Jan. 2000
      TOTAL               233,875             213,100            95,911             93,040             54,073
--------------------------------------------------------------------------------------------------------------


     We own a 25% working interest (20% net revenue interest) on 80,254 gross and 74,512 net acres in the Kirby prospect (southeast Montana) and a 50% working interest (from 30% to 50% net revenue interest) on 73,492 net acres in other prospects (all in Wyoming). We own a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM, Inc., a subsidiary of Carrizo Oil and Gas, Inc., can purchase a 6.25% working interest in our acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, we sold a 50% working interest in all our coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other considerations.

     CCBM will pay for up to $5,000,000 of drilling and completing coalbed methane wells on the properties owned by RMG and CCBM. Drilling started on the Clearmont prospect in Wyoming in August 2001. This drilling program should be sufficient to drill approximately 60 coalbed methane wells to completion or abandonment stage. We have a carried working interest in all of the wells drilled in these programs.

     As of April 30, 2002, we had set casing on 22 wells (80 acre spacing units) at the Clearmont prospect and are now in the process of drilling six additional wells. No reserves have been established to date. Drilling permits for 58 additional wells have been issued for the Clearmont prospect.

     A total of 52 wells have been drilled on RMG acreage to date: five in fiscal 2001 and 47 from the beginning of fiscal 2002 (June 1, 2002) through March 31, 2002. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of the Suncor Option and Farmin Agreement (see below). Eleven of those 19 wells were stratigraphic wells and will be reclaimed by Suncor. Eight of those 19 wells were completed and are owned by RMG (93.75% working interest) and CCBM (6.25% working interest)., as Quaneco opted out of maintaining a working interest in the eight wells. Other than the Castle Rock wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below).

     As of March 31, 2002, CCBM and RMG have spent approximately $1,800,000 of the $5,000,000 drilling fund. We are relying on the $3,200,000 balance to pay for 100% of the drilling and completion costs on up to 36 more wells currently permitted, for which work is scheduled from April 2002 through September 2002:
19 wells on the Clearmont prospect (estimated costs $1,700,000); 9 wells on the Bobcat prospect (estimated costs $800,000); and 6 wells on the Arvada prospect (estimated costs $550,000); and 2 wells on the Oyster Ridge prospect (estimated cost $150,000) Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest (no financial obligation to RMG for a well's costs until after the drilling fund reaches $5,000,000 spent by CCBM). Work would be delayed if CCBM were not able to fund these costs. Presently we do not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in the company.

     Future annual financial obligations for our coalbed methane properties consist of approximately $222,000 for the period through fiscal 2003 in acreage rental fees to lessors, and drilling permit renewal fees, which will be paid 50% by RMG and 50% by CCBM on all acreage except Castle Rock, and 21,536 acres within Oyster Ridge which are not covered by the option with Anadarko. Those costs and fees for Castle Rock will be paid 43.75% by RMG, 6.25% by CCBM, and 50% by Quaneco, except for the eight wells owned by RMG and CCBM, which will be paid 93.75% by RMG and 6.25% by CCBM.

     Table 2 shows the wells drilled on RMG's prospects from May 31, 2000 through May 31, 2002. Under the agreement with Carrizo, RMG has a carried working interest in all these wells (with the exception of a $156,634 payment that was made by RMG to cover 50% of a non-consent cost for 12 wells; CCBM also paid $156,634 to cover 50% of their cost in acquiring a non-consent working interest in those 12 wells), as CCBM has paid for all drilling and completion costs on the wells other than the 19 Castle Rock wells. RMG has a carried working interest in the eight Castle Rock wells which were completed (out of the 19 drilled in that prospect), as SENGAI paid for all drilling and completion costs on the eight Castle Rock wells under a drilling program completed in December 2001. RMG owns a 93.75% working interest and CCBM owns a 6.25% working interest in the eight Castle Rock wells (CCBM paid for its interest in these wells, see "SENGAI - Option and Farmin Agreement"). With the exceptions noted above, all the wells on the Oyster Ridge, Clearmont and Arvada prospects have been drilled at CCBM's sole expense since its participation began on June 30, 2001. Table 2 lists the number of wells drilled, the total costs and the remaining number of wells currently permitted for drilling as of May 31, 2002.

TABLE 2

                            ROCKY MOUNTAIN GAS, INC.
                    FY 2001 AND 10 MONTHS OF FY 2002 DRILLING

-------------------------------------------------------------------------------------------------------------------
       PROSPECT                 FY 2001                   FY 2002                      TOTAL              Remaining
                          (6/1/00 - 5/31/01)         (6/1/01 - 5/31/02)                                   Permits
                         Wells         $           Wells            $            Wells        $
-------------------------------------------------------------------------------------------------------------------

Castle Rock               3         $ 283,894       19*        $2,500,000         22        $2,783,894        15
Kirby                     0         $    -           0         $     -             0        $     -            6
Oyster Ridge              2         $ 150,503        5         $  464,177**        7        $  614,680         0
Clearmont                 0         $    -          22         $1,096,655         22        $1,096,655        46
Arvada                    0         $    -           1         $   64,790          1        $   64,790         3
-------------------------------------------------------------------------------------------------------------------
TOTAL                     5         $ 434,397       47         $4,125,622         52        $4,560,019        70
--------------------------------------------------------------------------------------------------------------------


     *   Drilled by SENGAI
     ** These costs include an additional $169,314 spent on the two wells drilled during fiscal 2001.

     BOBCAT PROPERTY. On April 12, 2002, the company and Rocky Mountain Gas, Inc. signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County. To date, 18 coalbed methane wells have been drilled; 13 wells are currently hooked up and producing at a combined rate of over 1 million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. Production began in late December 2001 and appears to be increasing significantly, which is consistent with other Powder River Basin coalbed methane wells' early production history.

     Permits have been issued to the seller for drilling 36 more wells on 80 acre spacing.

     CCBM has exercised its right to participate in purchase of the Bobcat property, for 50% of the interests in the property subject to the agreement. For information on agreements with CCBM, please see "Carrizo - Purchase and Sale Agreement" below. RMG will be the operator of the properties.

     The seller keeps as an overriding royalty interest all net revenue interest in the properties in excess of 80%.

     The contract closed on June 4, 2002. The company paid the seller $500,000 cash and another $150,000 by issuing 37,500 shares of restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued restricted shares of its common stock valued at $150,000.

     CARRIZO - PURCHASE AND SALE AGREEMENT. On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is intended to finance the further development of the acreage prospective for coalbed methane currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana.

     RMG has assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for a purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8%, over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. These properties consisted of the Kirby, Oyster Ridge, Clearmont, Sussex, Finley, Baggs North, and Gillette North properties. The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount ($2,500,000) of the purchase price is paid, another 25% when total principal payments reach 66.6% of the principal amount ($5,000,000) of the purchase price, and the balance of the total 50% undivided interest when all of the principal amount ($7,500,000) of the purchase price, has been paid.

     CCBM has the right to participate in other properties RMG may acquire (like the Bobcat property) under the area of mutual interest ("AMI"), see Agreement for Purchase of the Bobcat Property" above, and information on the AMI below.

     To start development, and as part of the consideration for the acquisition, CCBM agreed to pay $5,000,000 to drill and complete from 30 to 60 wells on the coalbed properties. RMG will be "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, RMG and CCBM each will pay for their 50% share of costs in subsequent wells, and also will pay for their 50% share of operating costs for the wells drilled and completed in this drilling program. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and gas production therefrom, regardless of the status of payments on the promissory note.

     Drilling under the CCBM agreement started in August 2001. As of March 31, 2002, CCBM has spent approximately $1,800,000 of the $5,000,000 work commitment on the drilling of 22 wells at Clearmont, 4 wells at Oyster Ridge, 1 well at Arvada, and has funded $225,000 of the drilling conducted by SENGAI in Montana as part of the Quaneco agreement. Amounts remaining out of the $5,000,000 will be used for drilling during the remainder of fiscal 2002 and on into fiscal year 2003, or applied to property acquisitions, as agreed upon by the parties. If less than the entire $5,000,000 is spent within two years (subject to extensions due to force majeure), CCBM shall pay RMG one-half the unspent portion of the $5,000,000. However, this payment obligation back to RMG is subject to RMG complying with all of the terms and provisions of the Purchase and Sale Agreement, the joint operating agreement, and the procedures therein set forth regarding authorizations for expenditures to drill $5,000,000 worth of "reasonable wells". This means wells which meet these economic criteria: (1) individual well cost (including hook-up to sales) must meet a projected internal rate of return in excess of 15% at prevailing market prices; (2) the wells must be on acreage blocks that are touching and contain minimum sizes (Kirby prospect, at least 2,560 acres; Clearmont, at least 640 acres; and Arvada, at least 480 acres); and (3) no more than 10 wells per calendar year at Oyster Ridge will qualify as reasonable. The intent of this provision is for CCBM to spend $2,500,000 on behalf of RMG. If CCBM fails to do this despite a total of $5,000,000 of reasonable well proposals by RMG, then CCBM shall be obligated to pay any remaining unspent portion of the $2,500,000 directly to RMG.

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

     RMG is the designated operator under a Joint Operating Agreement between RMG and CCBM., which will govern all operations on the properties subject to the Purchase and Sale Agreement between RMG and CCBM subject to pre-existing JOA's with other entities, and operations or properties in the area of mutual interest ("AMI"). The AMI is established for a four-year term starting June 30, 2001 and ending June 30, 2005. It covers the entire state of Wyoming, and the Powder River Basin of Montana, but will be reduced if CCBM does not obtain at least $20 million for future property acquisitions (see below).

     A management committee will oversee all operations subject to the Purchase and Sale Agreement, with two members each from CCBM and RMG, however, RMG shall have a tie-breaking vote until the $5,000,000 drilling commitment has been expended and until the purchase price has been paid. Once the $5,000,000 drilling commitment has been expended and the full purchase price is paid, RMG will allocate (with Quaneco's consent) to CCBM one of RMG's managing member positions with Powder River Gas LLC, which is the operative entity for the Montana acreage RMG holds with Quaneco L.L.C.

     With respect to the Castle Rock prospect in Montana, which was subject to the agreement with SENGAI, RMG was entitled to have CCBM pay for $225,000 of RMG's drilling obligations; for this funding (part of the $5,000,000 drilling program with CCBM), CCBM received an undivided 6.25% working interest on each well so drilled and the 80 acre spacing allocated to each such well, i.e. one-half of our 12.5% working interest, during the SENGAI drilling program. CCBM made the $225,000 payment to RMG on March 26, 2002, and RMG has subsequently paid SENGAI that amount to fulfill its outstanding obligation to SENGAI and Quaneco. See "Quaneco - Agreement" and "SENGAI - Option and Farmin Agreement."

     Under the Purchase and Sale Agreement with CCBM, CCBM will use its best efforts to obtain financing to raise no less than $20,000,000 to be used by RMG to acquire more properties in the AMI. CCBM would have a 50% working interest in properties so acquired. If CCBM's efforts are not successful by June 30, 2002, the AMI shall be reduced to a 6-mile radius from all existing properties held jointly by RMG and CCBM unless RMG agrees to an extension of this time frame by no later than December 20, 2002.

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the Powder River Basin of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,410 net acres of Bureau of Land Management ("BLM") land, 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid Quaneco the cash purchase price of $5,500,000 for the acreage.

     A separate provision in the Quaneco agreement required RMG to spend $2,500,000 to drill and complete 25 wells. Under the subsequent Option and Farmin Agreement with SENGAI, SENGAI paid $2,000,000 in their first drilling program on this prospect, and RMG paid $250,000. Of this amount, $225,000 was paid to RMG by CCBM and subsequently paid over to SENGAI, leaving RMG with a net obligation of $25,000, which was paid. RMG has previously performed work and paid costs for a credit of approximately $250,000 on the Castle Rock and Kirby prospects. All of RMG's drilling obligations to Quaneco therefore have been fulfilled.

     The Kirby prospect, owned originally by RMG and Quaneco, and now CCBM as well, is operated through Powder River Gas, LLC, a Wyoming limited liability company. Initial CBM well sites have been selected by the management committee in which Quaneco and RMG currently have equal representation. USECC has the right to provide drilling services on the first 25 wells drilled by Powder River Gas, LLC based on competitive drilling rates in the area surrounding the wells to be drilled. Thereafter, USECC will have the right to submit bids on a competitive basis to Powder River Gas LLC for drilling contracts on additional acreage. CCBM has recently acquired 50% of RMG's interest in the Kirby prospects leaving ownership interest at 25% RMG, 25% CCBM, and 50% Quaneco.

     SENGAI - OPTION AND FARMIN AGREEMENT. On February 8, 2001, RMG closed an Option and Farmin Agreement with Suncor Energy Natural Gas America, Inc. ("SENGAI"). SENGAI had an option to exercise on two blocks of acreage covering 111,566 net acres in southeast Montana; the option on the second block of acreage was contingent upon SENGAI exercising its option on the first block of acreage. The option on the first block of acreage expired on February 8, 2002, and SENGAI did not exercise its option to purchase the first block of acreage. Following is a summary of the option terms as related to the Option and Farmin Agreement with SENGAI, the benefits of which will now not be realized by RMG or Quaneco, and the benefits realized to date from the original terms of the Agreement (i.e. drilling and well ownership)

     Under the terms of the Option and Farmin Agreement, had SENGAI exercised its option on the first block of acreage, SENGAI would have received 75% of RMG's 50% working interest and 25% of Quaneco LLC's 50% working interest in a total of 111,566 net acres in southeast Montana. As this acreage was under option with SENGAI at the time the CCBM agreement was entered into, RMG sold CCBM 50% of the 12.5% working interest (or 6.25%) it held (see Carrizo - Purchase and Sale Agreement). The Option and Farmin Agreement was divided into two blocks of acreage, the first and largest of which included 105,265 net acres and expired February 8, 2002. If SENGAI had exercised this option, the net payment to both RMG and Quaneco would have been $3,684,299 total, and RMG's 75% share would have been $2,763,224. The second block of acreage included 6,301 net acres and would have expired February 8, 2003. The amounts payable to RMG and Quaneco (had this option been exercised) would have been $239,452 total, and RMG's share would have been $179, 589.

     Under the Option and Farmin Agreement, SENGAI committed to pay for all costs up to $2,000,000 in a $2,250,000 drilling program on the first block of acreage, starting in the fall of 2001. RMG had to pay the remaining $250,000 for the drilling program (on its behalf and for Quaneco LLC, which completes RMG's drilling commitment to Quaneco; see below). SENGAI had to complete the drilling program regardless of whether it exercised the options. SENGAI completed this program in the fall of 2001.

     As the first option was not exercised, all of the work paid for under the drilling program will benefit RMG (and now CCBM and Quaneco in their respective working interests), and SENGAI has no rights in the Castle Rock prospect or in any wells drilled on it.

     RMG, Quaneco and SENGAI are negotiating a Project Completion Agreement, whereby Powder River Gas L.L.C. (an operating company owned equally by RMG and Quaneco) will become the operator of record for the Castle Rock properties and SENGAI's working interest will revert to 0% in the project. In addition, RMG has notified SENGAI that RMG has elected to accept a 93.75% working interest in eight completed wells. CCBM has a 6.25% working interest in these eight wells.

     DESCRIPTION OF PROSPECTS

     Leases of federal mineral rights are obtained from the United States Bureau of Land Management and expire from 2004 to 2009, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. A royalty interest of 12.5% on the production is paid to the BLM. State leases expire from 2003 to 2004 in Wyoming and Montana, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. The royalty paid to the State of Wyoming is 12.5 % to 16.666666% , and 12.5% to the State of Montana. Annual renewal fees for non-producing Federal leases is $1.50 to $2.00 per acre, and $1.00 and $1.50 for non-producing Wyoming and Montana leases.

     Leases on private (fee) land for coalbed methane and conventional gas expire at various times from 2003 to 2011, unless production is established, in which event the lease is held so long as there is production. The landowner is paid a royalty from production of 12.5% to 20.0% , depending on the lease terms.

Table 3
                            ROCKY MOUNTAIN GAS, INC.
                          ACREAGE BY CATEGORY OF LESSOR



-------------------------------------------------------------------------------------------------
Prospect              Gross Lease     Leased from     Leased from     Leased from     Leased from
                      Acres           BLM             State of        State of        Private
                                                      Wyoming         Montana         Owners
-------------------------------------------------------------------------------------------------
Castle Rock            123,840        55,104.65           0           10,860.32       45,614.96
Kirby                  80,254         33,305.97           0            4,056.85        37,160
Oyster Ridge*          21,536         17,106.08       1,229.68            0             3,200
Clearmont               5,345             0               0               0             2,785
Sussex                   640              0              640              0               0
Finley                   160              0              160              0               0
Baggs North              120              0              120              0               0
Gillette North           80               0              80               0               0
Arvada                  1,900           1,200             0               0              500
-------------------------------------------------------------------------------------------------


     *Does not include acres under option from Anadarko Petroleum. See "Description of Properties - Oyster Ridge."

     Table 3 does not include acreage in the Bobcat property.

     CASTLE ROCK: The Castle Rock project consists of 123,840 gross and 111,567 net acres located in the northeastern portion of the Powder River Basin of Montana, west of Broadus, Montana. Coals present are in the Tongue River member of the Fort Union formation and appear comparable to coals currently being developed by other operators south of the Castle Rock acreage near the Montana/Wyoming border. Currently, there are no pipelines in this area. The federal leases generally have 10-year terms and fee and state leases generally have two to five year terms.

     KIRBY: The Kirby project consists of 80,254 gross and 74,512 net acres located in the northwestern portion of the Powder River Basin in Montana located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Coals are in the lower portion of the tertiary Fort Union formation and are similar to productive coals in the Wyoming portion of the Powder River Basin to the south. Redstone (recently acquired by Montana Dakota Utilities) has established significant coalbed methane production 12 miles south of Kirby at the CX field. At least two other operators are currently planning to drill and develop nearby acreage. CMS's Bighorn Gas Gathering recently extended a new 20" pipeline to within 10 miles of the Kirby project. Three exploration wells are currently scheduled to be drilled at Kirby during the summer of 2002.

     OYSTER RIDGE: The Oyster Ridge project consists of 65,247 gross and net acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin. RMG and CCBM have a 100% working interest (50% each) in 21,536 acres within Oyster Ridge.

     Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back in option to third parties, from whom RMG acquired the acreage in December 1999.

     The agreement with Anadarko is a drill-to-earn-acreage agreement: we must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section , and also to keep in force previously earned leases in the 43,711 acres areas. Wells drilled by our seller, and by us (with
CCBM), have earned 3,200 acres, which are included in the 21,536 acres leased presently. As of March 31, 2002, we have met our drilling obligations for the year ended March 31, 2002. Under the terms of the agreement, we must drill 4 additional wells by March 31, 2003 to keep our agreement in force. RMG expects to meet this drilling commitment.

     Within this prospect, 43,711 gross acres are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the seven wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be of 37.5% RMG, 37.5% CCBM, and 25% Anadarko.

     The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline, which services southern California, crosses the property. Exploratory drilling and completion operations on previously drilled wells resumed at Oyster Ridge in June, 2001. To date, $621,128 has been spent on 7 exploratory wells.

     CLEARMONT: The Clearmont project consists of approximately 5,345 gross and 2,785 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Pennaco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. A 28 well exploration and development drilling program began at Clearmont in August 2001 and could be in production in 2002 depending on drilling results and gas prices. To date, $1,084,797 has been spent on drilling and infrastructure at Clearmont.

     SUSSEX: RMG and CCBM hold 640 gross and net acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest. To date, RMG has not conducted any significant development on the property.

     FINLEY: RMG and CCBM hold 160 gross and net acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway. To date, RMG has not conducted any significant development on the property.

     BAGGS NORTH: This prospect contains 120 gross and net acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG and CCBM hold a 100% working interest in this prospect. To date, RMG has not conducted any significant development on the property.

     GILLETTE NORTH: RMG and CCBM holds a 100% working interest in 80 gross and net acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Existing coalbed methane wells lay in the section immediately north. Permitting of two wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area which lies in the heart of the current coalbed methane play in the Gillette area. To date, RMG has not conducted any significant development on the property.

     ARVADA: This prospect contains 1,900 acres located in Sheridan County, Wyoming. RMG and CCBM hold a 100% working interest, and a 62% to 81.5% net revenue interest. To date, RMG and CCBM have spent $64,428 on the drilling of one 1,471' deep test well and analysis drilling results.

     COALBED METHANE WELL PERMITTING. Drilling coalbed methane wells requires obtaining permits from various governmental agencies. The ease of obtaining the necessary permits depends on the type of mineral ownership and the state in which the property is located. Intermittent delays in the permitting process can reasonably be expected throughout the development of any play. For example, there is currently a temporary moratorium for drilling coalbed methane wells on fee and state lands in Montana. We may shift our exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with our plan of operations.

     On March 16, 2000, the Northern Plains Resource Council, Inc. ("NPRC") filed suit against the Montana Board of Oil and Gas Conservation (Board) requesting an order of the court compelling the defendant to prepare a Draft Environmental Impact Statement ("EIS") and amendment of the Powder River and Billings Resource Management Plans for coalbed methane development, which could further delay development. RMG and others have filed a motion to intervene to participate in this litigation and to ensure that some drilling can be performed during any environmental analysis. The Board has agreed to limit issuance of CBM well permits to 200 (of which RMG received 79 of these permits) pending completion of the EIS, which is currently scheduled to be completed in the summer of 2002.

     The Wyoming Department of Environmental Quality Supplemental Environmental Impact Statement (SEIS) for the Powder River Basin in Wyoming, issued in the fall of 1999, allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming. The new draft EIS is scheduled to be completed in the fall of 2002. Development on Federal lands in Wyoming has been stopped with the balance of the Wyoming Department of Environmental Quality EIS permitted wells (4,000) occurring on fee and state lands. The BLM completed an environmental assessment ("EA") in March 2001, reviewing drainage issues, which could allow an additional 1,500 new CBM well permits in the Gillette region of the Powder River Basin. The EA and EIS may impact RMG's operations, as the Arvada prospect is within the affected area, and we expect to begin applying for permits in these prospects in late 2002.

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

     RMG has received an Environmental Assessment and Finding of No Significant Impact to drill up to 56 shallow gas sand wells. These wells are located on Federal land held with Quaneco and would be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other acreage held with Quaneco in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in Summer 2002 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). We have not determined to what extent we will participate in this procedure, and are evaluating how best to protect our position to have reasonable exploration for CBM wells proceed on state and fee ground. We have permits in place until Spring 2002 in order to conduct exploration in expectation that commercial production will be approved on completion of the EIS.

     In August 2001, Montana and Wyoming announced an agreement for water quality officials in both states to coordinate monitoring of water flows in the Powder River and Little Powder River drainages, to determine the impact of coalbed methane well water production on river water. Although usually well water is drinkable, it may contain high sodium absorption ratios, which can impair use of the water for irrigation purposes in clay-based soils. The respective agencies will propose regulations to establish thresholds for potential pollutants and require strict monitoring by local water quality officials. If test results indicate some well water flows adversely impact river water quality, operators could be required to put the water flow into holding ponds or take other steps to eliminate or reduce water flows or pollutants in the water. Implementation of the agreement may benefit continued coalbed methane development in these areas by opening up the water discharge permitting process in the affected areas, as water testing is completed in phases on prospects within the affected drainage areas. Currently, we don't have acreage that would be impacted by these regulations but future acreage could be acquired in the affected areas.

     The following summarizes permits now in place.

Table 4


--------------------------------------------------------------------------------
                                           Expiration
Prospect          Remaining Permits        or Renewal Date
--------------------------------------------------------------------------------
Castle Rock            15                  04/17/2003 and 10/17/2002
--------------------------------------------------------------------------------
Kirby*                  6                  04/23/2002; 05/05/2002 and 05/16/2002
                                           07/31/2002; 08/30/2002; 09/26/2002;
--------------------------------------------------------------------------------
Clearmont              46                  10/24/2002; 11/01/002; 11/02/2002;
                                           02/04/2003 and 03/15/2003
--------------------------------------------------------------------------------
Arvada                  3                  11/12/2002 and 04/22/2002
--------------------------------------------------------------------------------
    Total              70

--------------------------------------------------------------------------------

     *RMG has requested extensions for these permits.

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; while permits issued by the State of Montana allow six months.

     Once drilled, all wells in the Clearmont and Arvada prospects remain (and future wells in Wyoming will be) subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock and Kirby prospects remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling all of the wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.


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


     The uranium properties have been shut down. Substantial and expensive work would be required to put them into production in a short period of time, including cleaning out drifts and other underground passages, pumping water out of the mines, and sampling to ascertain whether a commercially viable ore body exists on any of the properties.


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


     Plateau is the lessee of the Tony M Mine properties and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M Mine was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium mineralization was stockpiled at the Tony M Mine and at the Shootaring Mill.

     Plateau also acquired the Velvet Mine and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings. However, we cannot ascertain the amount or grade of material previously mined, nor have we ascertained by our own drilling the location and grade of remaining mineralized material in the mine. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Woods Mine. The Woods Mine property is not permitted, but we do not expect difficulty in obtaining a new permit, should we seek one, because the surface facilities would occupy the site that has been disturbed from previous operations.


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

     PROPERTIES


     The Green Mountain Claims include the Big Eagle Properties on Green Mountain, which contain substantial uranium mineralization, and are adjacent to other mining claims. The Big Eagle Properties contain two open-pit mines, as well as related roads, utilities, buildings, structures, equipment and a stockpile of 500,000 tons of uranium material with a grade of approximately .05% uranium concentrate ("U3O8"). Uranium concentrate means natural uranium concentrates in the form of triuranium octoxide (U3O8) containing 0.711 (nominal) weight percent uranium in the isotope U-235. The assets include two buildings (38,000 square feet and 8,000 square feet) formerly used by Pathfinder Mines Corporation ("PMC") in mining operations.

     The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 11,410,000 tons grading 26% ("U3O8") mineralized material. These estimates are based on extensive drilling from the surface. Other than the two declines, no underground workings have been built, and we have not determined the location of any underground stopes containing mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July 1998.


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


     The reclamation and environmental liabilities assumed by the GMMV (and now Kennecott's sole responsibility) consist of two categories: (1) cleanup of the inactive open pit mine site near the Mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; and (2) decontamination and cleanup and disposal of the Mill building, equipment and tailings cells after Mill decommissioning. The Wyoming Department of Environmental Quality ("DEQ") exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.


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


     The Shootaring Mill has remained shut down because of continued low uranium prices. Substantial expense would be incurred to upgrade the mill to operating status and fully activate the NRC permit, and substantial work would be needed to put the Velvet and Woods Complex Mines into production for material to run through this mill. This work would include cleaning out adits and drifts, dewatering, and sampling to ascertain the location and grade of mineralized material.


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


     PROPERTIES. Until June 1, 1998, SMP owned 80 unpatented lode mining claims on the Crooks Gap properties, including two open-pit and five underground uranium mines and an estimate of mineralized material. In connection with a partial settlement of litigation/arbitration between USECC and Nukem/CRIC, SMP conveyed these mineral properties and equipment to USECC. Any future production from the properties will continue to be subject to sliding-scale royalty payable to Western Nuclear, Inc. (1% to 4% on recovered uranium concentrates). As of the filing date of this Annual Report, USE , Crested and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.


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

     GOLD

     SUTTER GOLD MINE (CALIFORNIA)


     SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in the underground Sutter Gold Mine and related properties (the "SGM") located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) is owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), and a majority-owned subsidiary of USE.

     SGMC is revising plans to put the SGM into production. However, implementation of this plan will require substantial capital financing. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" for fiscal 1999.

     Due to the depressed gold prices in the past and lack of available funding, SGMC has deferred the start of construction of a gold mill complex and development of the underground mine. The tourist visitor's center has been leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. Except for limited infrastructure improvements in 2000, the assets are in a care and maintenance mode and the exploration permits are being kept current as necessary with the current thinking of moving the project from a "large" mine to that of a smaller ton per day operation.


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

COMMERCIAL OPERATIONS


     MOTEL, REAL ESTATE AND AIRPORT Operations. We own varying interests, alone and with Crested, in affiliated companies engaged in real estate, and other commercial businesses. The affiliated organizations include Western Executive Air, Inc. ("WEA") and Canyon Homesteads, Inc. (through Plateau). Activities of these and other subsidiaries in the business sectors include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On December 8, 2000, the shareholders approved the following matter at the annual shareholders' meeting held at the company's offices at 877 North 8th West, Riverton, WY

Re-election of directors:

Name of Director     Votes For     Votes Against     Abstain     Votes Withheld
----------------     ---------     -------------     -------     --------------

John L.  Larsen      8,435,903         3,285          61,359           900
Keith G.  Larsen     8,435,903         3,285          61,359         3,731



INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.


     The following are the two executive officers of USE as of the date of this Form 10-K/A; these persons devote their full time to the Company's business. Max Evans was Secretary for USE and President of Crested, until his death on February 28, 2002.


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

                                                        High              Low
                                                        ----              ---
     Fiscal year to ended May 31, 2001
          First quarter ended 8/31/00                 $ 3.00            $1.75
          Second quarter ended 11/30/00                 3.375            1.75
          Third quarter ended 2/28/01                   4.00             2.00
          Fourth quarter ended 5/31/01                  6.25             3.563

     Fiscal year ended May 31, 2000
          First quarter ended 8/31/99                 $ 5.09            $3.25
          Second quarter ended 11/30/99                 4.50             3.19
          Third quarter ended 2/29/00                   3.88             3.13
          Fourth quarter ended 5/31/00                  3.63             2.06

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

                                                                      May 31,
                               ------------------------------------------------------------------------------------
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

                                                               For Years Ended May 31,
                                 ---------------------------------------------------------------------------------
                                      2001               2000             1999             1998            1997
                                      ----               ----             ----             ----            ----



Revenues                         $   5,501,600    $    6,888,800    $     3,788,600   $  6,132,600   $    4,053,700
Income (loss) before minority

   interests, equity in
   income (loss) of affiliates,
   and income taxes                  1,701,100       (11,148,200)       (16,057,800)       365,000       (3,706,000)

Minority interest in loss
   (income) of consolidated
   subsidiaries                        220,100           509,300          4,468,400       (772,500)         672,300

Equity in loss of affiliates            --                (2,900)           (59,100)      (575,700)        (690,800)

Income taxes                            --               --                 --             --               --

Preferred stock dividends             (150,000)          (20,800)           --             --               --
                                 --------------   --------------    ---------------   ------------   --------------

Net income (loss)
   to common shareholders        $   1,771,200    $   (10,662,600)  $   (11,648,500)  $   (983,200)  $   (3,724,500)
                                 =============    ===============   ===============   ============   ==============

                                                                        May 31,
                                        ----------------------------------------------------------------------
                                          2001            2000           1999           1998            1997
                                          ----            ----           ----           ----            ----

Per shares financial data

Revenues                                $   1.77       $   1.01        $   1.52       $   1.74       $    .85
Income (loss) before minority
   interests, equity in income
   (loss) of affiliates and
   income taxes                         $    .21       $  (1.45)       $  (2.25)      $    .05       $   (.55)

Minority interest in loss (income)
   of consolidated subsidiaries              .03            .06             .63           (.12)           .10

Equity in loss of affiliates                --             --              (.01)          (.08)          (.10)

Income taxes                                --             --              --             --             --

Net income (loss)
   per share, basic                     $    .23       $  (1.39)       $  (1.63)      $   (.15)      $   (.55)
                                        ========       ========        ========       ========       ========

Net income (loss)
   per share diluted                    $    .21       $  (1.33)       $  (1.63)      $   (.15)      $   (.55)
                                        ========       ========        ========       ========       ========

Cash dividends per share                $    -0-       $    -0-        $    -0-       $    -0-       $    -0-
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


     Components of the increase in working capital were increases in accounts receivable trade $264,300; current portion of long term notes receivable of $225,000; assets held for resale and other assets of $137,000; along with decreases in accounts payable of $279,500; deferred GMMV purchase option of $4,000,000, and current portion of long-term debt of $141,700. These increases in working capital were offset by reductions in; cash of $230,900; accounts receivable affiliates of $434,700, and inventory of $87,500, along with an increase in the outstanding balance under the line of credit of $200,000. Inventories decreased by $87,500 at May 31, 2002 as a result of certain retail commercial operations in Southern Utah being subcontracted or leased as ongoing concerns to third parties. In connection with these entities' assumption of our retail operations in Southern Utah, the inventories associated with these retail operations were sold to the third parties at cost. These inventories consisted primarily of fuel and convenience store consumable inventories.




     On September 11, 2000, we entered into a settlement agreement with Kennecott relating to a legal dispute between the joint venture partners in the GMMV operations. As a result of this settlement, we received certain GMMV equipment with an approximate value equal to the Company's investment in GMMV of $727,000; cash payments of $3,250,000, and the GMMV terminated its deferred GMMV purchase option. In exchange, we forgave our balance due from GMMV of $367,000 reducing the amounts due from affiliated entities. We used the proceeds to pay our trade creditors and other liabilities; therefore, accounts payable decreased.


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

     During the year ended May 31, 2001, we sold our controlling interest in Ruby Mining Company ("Ruby") to Admiralty Corporation ("Admiralty") of Atlanta Georgia. Admiralty has developed technology that differentiates ferrous from non-ferrous metals in sea water. This technology is used to explore for and recover sunken treasures. Admiralty paid us $100,000 and signed a promissory note for $225,000 for the purchase of Ruby. At the time of this report, the promissory note was in default but we believe that Admiralty will pay the amount due or we will reach other terms to satisfy the debt. We maintained a 4% ownership position in Ruby by retaining 900,000 shares of its common stock. We continue to be in frequent contact with Admiralty Corporation's management and discuss the collectability of the note. Our management has been assured that the note will be paid when funding is generated by Admiralty. We have also begun to liquidate our holdings in the common stock of Ruby. The current market is approximately $0.18 per share. Any proceeds realized from the sale of the Ruby shares will be first applied against the loan. At such time as the note balance is paid in full, either through the sale of Ruby stock or payments from Admiralty, the remaining payments on the note from Admiralty once the note is paid in full will be recognized as revenue. The sale of the Ruby stock as well as management's discussions with Admiralty provide reasonable assurance that the note will be collected.

     Assets held for resale and other assets increased by $137,000 as a result of increased deferred compensation as a result of funding of the 1996 Stock Award Program. Inventories decreased by $87,500 as of May 31, 2001 as a result of our leasing all of the commercial operations in southern Utah to third parties with the exception of the motel which has no retail inventory. Current portion of long term debt was reduced by $141,700 from the proceeds of the sale of certain equipment. The line of credit was drawn down by an additional $200,000 during fiscal 2001 to finance operations.

     During the year ended May 31, 2001, investing and financing operations generated cash of $983,500 and $258,500, respectively while operation activities consumed cash of $1,472,900, for a net decrease in cash of $230,900. Although operations resulted in a profit of $1,771,200, a large portion of this gain was the non-cash transaction of recognizing $4,000,000 of deferred income from GMMV as other income although we had received the cash in a previous period.




     Investing activities provided $983,500 in cash during the twelve months ended May 31, 2001. Proceeds from the sale of property and equipment provided $2,608,000. Investment activity in coalbed methane properties used $1,187,800 net. This net use of cash is a result of (1) RMG purchasing $2.0 million of coalbed methane properties, (2) RMG spending $435,600 in property development and (3) the receipt of $1.3 million from Suncor Energy Natural Gas America, Inc. ("SENGAI"). Please see "Capital Resources." We also purchased various pieces of equipment which used $307,000 in cash. Interest earned on cash investments held for reclamation was reinvested, which used cash of $417,700.

     Cash was consumed in financing activities as the result of paying $828,400 on our debt. This reduction of debt was offset by new debt of $619,100 and additional draw down of the line of credit of $200,000. The increase in debt during fiscal 2001 was to fund the purchase of drilling and construction equipment and the partial financing of our real estate operations in southern Utah of $300,000. We also received $288,400 as a result of our employees exercising options to purchase USE common shares.

     We issued 8,532 shares of our restricted common stock valued at $19,100 during year ended May 31, 2001 as non-cash compensation to our outside directors. We also issued 15,000 shares of our common stock valued at $70,500 as compensation to a consultant and 53,837 shares of common stock valued at $288,000 to our employee retirement plan. As a partial retirement of employee debt, we received 5,000 shares of stock valued at $20,600, which became treasury stock.

     The Company's Balance Sheet reflects $951,200 at Sutter Gold and $569,400 at Plateau Resources in other mineral properties and mine development costs. These costs reflect what the Company believes is a minimum recoverable investment of the value of surface equipment and improvements, and the value of surface land, without regard to the results of future mining activities, given current market conditions. Both of the properties are on standby due to depressed market prices of gold and uranium. The Company plans on maintaining the properties until the market prices for these metals recover to better economic values and they are placed into production or until such time as the properties are sold to a third party.

     The Company has taken impairment allowances on the properties to what it believes is recoverable through the mineral property infrastructure. The Company does not believe that further impairment occurred as of May 31, 2001 and that the properties are in fact undervalued due to prior impairment allowances.


CAPITAL RESOURCES

     The primary sources of our capital resources are cash on hand; collection of receivables; projected equity financing of our coalbed methane affiliate RMG; production of coalbed methane gas; sale of excess mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; proceeds under the line of credit; receipt of contracted amounts from the sale of interests in coalbed methane properties, and the final determination of the SMP arbitration/litigation. We also will continue to receive revenues from our commercial southern Utah along with the rental and fixed base airport operations in Wyoming.

     We currently have a $750,000 line of credit with a commercial bank. At the time of this report (10-K), this line of credit has been drawn down by $350,000. We also have a $500,000 line of credit through our affiliate Plateau Resources. This line of credit is for the development of the Ticaboo town site in southern Utah. Plateau has drawn down this financing facility $300,000 which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this report.

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

CAPITAL REQUIREMENTS


     The primary requirements for our working capital during fiscal 2002 are expected to be development of coalbed methane properties; the cost of maintaining our uranium properties; the SGMC gold properties holding costs, and general and administrative costs. Estimated working capital requirements for the full fiscal year 2002 are $5.3 million; development and holding costs for coalbed methane properties $550,000; costs to maintain uranium properties and associated real estate assets $380,000; gold properties holding costs $230,000, and general and administrative costs $4,140,000. These allocations and estimates may vary depending on the level of acquisition and drilling RMG participates in during the year.


                    DEVELOPMENT OF COALBED METHANE PROPERTIES

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

We have begun the process of reclamation and are moving and burying the GMIX plant in the Sweetwater mill tailings cell, which was an asset of the GMMV and is now owned by Kennecott. During fiscal 2001, we expended $16,600. As of the quarter ended February 28, 2002, the reclamation of the GMIX plant has been completed for an additional amount of $360,000. The company is seeking final approval by the reclamation from the regulatory agencies.


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

     SUTTER GOLD MINING COMPANY GOLD PROPERTIES


     Due to the depressed market price of gold, the development of the gold properties has been deferred into the future. SGMC developed a tourism business to cover the holding costs of the properties until such time as the price for gold recovers. A decision was made to lease out the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mine shop and mineral leases. We plan, if possible, to concurrently run a gold mine operation with the mine tour when gold values improve. We have one employee at the SGMC properties to preserve the core assets and properties. SGMC is in the process of evaluating the potential of selling certain of the non essential land positions that it has acquired in developing a mine plan.


                                  DEBT PAYMENTS

     Debt to non-related parties at May 31, 2001 was $2,294,500 as compared to $1,184,200 at May 31, 2000. The increase in debt to non-related parties consists primally of debt due on the financing of equipment and our corporate aircraft which was previously leased. The balance of the debt to non-related parties, is for the purchase of land and buildings by SGMC. All payments on the debt are current.


     At May 31, 2001, the Company had borrowed $850,000 of its line of credit. As of the date of the Form 10-K, the outstanding amount under the line of credit was $350,000. This debt is secured by the pledge of equipment and real estate assets of the Company.


                            FEDERAL INCOME TAX ISSUES


     The Internal Revenue Service ("IRS") audited our books and records for the fiscal years ended May 31, 1993, 1994, 1995 and 1996. We have attended appeals hearings in the Denver office of the IRS and have resolved all issues raised in the IRS audits. Pursuant to these settlements, there were no material taxes due as a result of the IRS audit. The fiscal years through May 31, 1996 are therefore considered closed.


                                RECLAMATION COSTS

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

                              RESULTS OF OPERATIONS
                              ---------------------

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

Revenues:
---------


     Revenues during fiscal 2001 decreased $1,387,200 from revenues for the previous year to $5,501,600. This decrease was primarily as a result of a decrease in contract drilling and construction and motel, real estate and airport operations revenues. These decreases were offset by increases in mineral sales and management fees.

     During fiscal 2001, we recorded $442,800 in revenues from mineral sales compared to $132,600 (for advance on royalties on the molybdenum property) during the previous year. The increase was the result of the sale of a uranium delivery contract to a non- affiliated company, and a delivery made under that market related contract before the sale of the contract. There were no similar sales of uranium during the same period of the prior year.

     Contract drilling and construction revenues decreased by $1,346,300 during the fiscal year 2001 due to reduced contract work for third parties. Revenues from motel, real estate and airport operations decreased from $2,734,800 at May 31, 2000 to $2,222,400 at May 31, 2001. This decrease is as result of the mine tour at SGMC and the boat storage, restaurant and convenience store operations being leased out by Plateau during fiscal 2001.

     Management fees increased $161,300 to $597,800 during fiscal 2001. This increase was due to RMG operations on which we receive a management fee.

Costs and Expenses:
-------------------

     Costs and expenses decreased by $5,999,300 during fiscal 2001 to $12,531,300 from $18,130,600 during the previous year. This reduction in costs and expenses came as a result of reduced contract drilling/ construction operation expense of $2,428,700; reduced motel, real estate and airport operations expense of $151,100, and general and administrative costs and expenses of $3,805,900. These reductions in costs and expenses were offset by increases in mineral operations costs and expenses of $662,600; oil production costs and expenses of $4,600, and abandonment of mining equipment of $123,800.

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

Other Income and Expenses:
--------------------------


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


     During the fiscal 2001, we recognized a gain of $1,163,600 from the sale of equipment that was determined to be surplus. One component of this amount was the sale of certain GMMV assets that were distributed to the Company upon the resolution of the GMMV litigation. The other main components of this increase are the final royalty payment received from the sale of The Brunton Company of $233,000, and the sale of a real estate property in Colorado of $264,600.

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

Revenues:
--------


     During fiscal 2000, the Company recognized revenues in three segments; minerals in the form of advance royalties on its molybdenum property, $132,600, contract drilling and construction work in the coalbed methane industry, $3,584,900, motel, real estate and airport operations , $2,734,800. The Company also recognized revenues from management fees of $436,500.

     Total revenues during fiscal 2000 were $6,888,800, an increase of $3,100,200 from revenues of $3,788,600 in fiscal 1999. This increase was as a result of $3,584,900 of contract drilling and construction revenues being recorded during fiscal 2000. There were no similar revenues in fiscal 1999. This increase in revenues was offset by decreased revenues from mineral royalties and sales of $105,600, motel, real estate and airport operations of $148,000 and management fees of $231,100.


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


     Motel, real estate and airport operations decreased by $148,000 as a result of reduced equipment rental revenues received by the Company for the rental of equipment to the GMMV during fiscal 2000 as compared to fiscal 1999. The reduced activity at GMMV during fiscal 2000 also was the main contributor to the reduced management fee revenue when compared with fiscal 1999.

Operating Costs and Expenses:
----------------------------

     Costs and expenses were reduced in fiscal 2000 by $8,371,300 to $18,130,600 from $26,801,900 during fiscal 1999. This reduction was primary as a decrease in the impairment of mineral properties of $13,224,400. No impairment of mineral properties was taken during fiscal 2000. During fiscal 1999, the Company determined that an impairment should be taken on the SGMC assets of $10,718,300 and the Yellow Stone Fuels Corp.("YSFC") assets of $2,506,100. The impairment of the SGMC and YSFC assets related to the recoverability of the Company's investment in the mineral properties and equipment based on the then market prices for gold and uranium. Other decreases in costs and expenses were a $51,600 reduction in motel, real estate and airport operations as a result of cost cutting efforts .

     Increases in costs and expenses during fiscal 2000 over fiscal 1999 are $332,300 in mineral operations; $4,164,400 in contract drilling and construction operations .

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


Other Income  and Expenses
------------  ------------

     During fiscal 1999, we recognized $6,077,300 in income from a partial settlement of certain SMP litigation matters. There was no similar income recognized during fiscal 2000.


     The increase in provision for doubtful accounts of $343,600 during fiscal 2000 was primarily as a result of the valuation to market of the collateral held for the loan to the Company's ESOP retirement plan. Interest expense increased by $38,300 during fiscal 2000 as a result of additional equipment financing activity.


     Operations resulted in a loss of $10,622,600 or $1.39 per share fully diluted as compared to a loss of $11,648,500 or $1.63 per share fully diluted during fiscal 1999.


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



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





                                                     GRANT THORNTON LLP

Denver, Colorado,
July 27, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



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





                                                     ARTHUR ANDERSEN LLP

  Denver, Colorado,
  September 11, 2000

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            May 31,
                                                             -------------------------------
                                                                  2001               2000
                                                             -------------     -------------
CURRENT ASSETS:
     Cash and cash equivalents                               $    685,500      $    916,400
     Accounts receivable:
       Trade, net of allowance of $27,800                       1,319,300         1,055,000
       Affiliates                                                  74,200           508,900
     Current portion of long-term notes                           225,000              --
     Assets held for resale and other                             983,800           846,800
     Inventory                                                     42,200           129,700
                                                             ------------      ------------
       Total current assets                                     3,330,000         3,456,800

INVESTMENTS AND ADVANCES:
     Affiliates                                                    16,200             9,600
     Restricted investments                                     9,778,700         9,361,000
                                                             ------------      ------------
       Total investments and advances                           9,794,900         9,370,600

PROPERTIES AND EQUIPMENT:
     Land                                                       1,271,800         1,499,100
     Buildings and improvements                                 7,404,800         7,825,000
     Machinery and equipment                                    5,536,900        10,386,200
     Proved oil and gas properties, full cost method            1,773,600         1,773,600
     Unproved coalbed methane  properties,
       excluded from amortization                               5,881,700         4,727,200
     Other mineral properties and mine development costs        1,520,600         1,494,700
                                                             ------------      ------------
       Total property and equipment                            23,389,400        27,705,800
     Less-Accumulated depreciation,
       depletion and amortization                              (7,285,100)      (10,948,900)
                                                             ------------      ------------
         Net property and equipment                            16,104,300        16,756,900

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate sales                                           42,400            58,600
       Employees                                                  180,300           295,200
     Deposits and other                                         1,013,300           938,000
                                                             ------------      ------------
       Total other assets                                       1,236,000         1,291,800
                                                             ------------      ------------
     Total assets                                            $ 30,465,200      $ 30,876,100
                                                             ============      ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        May 31,
                                                         -------------------------------
                                                             2001                2000
                                                         -------------     -------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $  1,404,300      $  1,683,800
     Deferred GMMV purchase option                               --           4,000,000
     Current portion of long-term debt                        142,400           284,100
     Line of credit                                           850,000           650,000
                                                         ------------      ------------
       Total current liabilities                            2,396,700         6,617,900

LONG-TERM DEBT                                              2,152,100           900,100

RECLAMATION LIABILITY                                       8,906,800         8,906,800

OTHER ACCRUED LIABILITIES                                   2,777,800         3,073,500

DEFERRED TAX LIABILITY                                      1,144,800         1,144,800

MINORITY INTERESTS                                          1,177,800         1,124,600

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
     $.01 par value; 433,788 and 396,608
     shares issued, forfeitable until earned                2,748,600         2,584,600

PREFERRED STOCK,
     $.01 par value; 1,000 shares authorized,
       200 shares issued and outstanding                    1,840,000         1,840,000

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 20,000,000 shares
       authorized; 8,989,047 and 8,763,155
       shares issued, respectively                             90,000            87,700
     Additional paid-in capital                            38,681,600        37,797,700
     Accumulated deficit                                  (28,300,000)      (30,071,200)
     Treasury stock at cost, 949,725 and 944,725
       shares, respectively                                (2,660,500)       (2,639,900)
     Unallocated ESOP contribution                           (490,500)         (490,500)
                                                         ------------      ------------
         Total shareholders' equity                         7,320,600         4,683,800
                                                         ------------      ------------
       Total liabilities and shareholders' equity        $ 30,465,200      $ 30,876,100
                                                         ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended May 31,
                                                  -------------------------------------------------
                                                      2001               2000                1999
                                                  ------------      -------------     -------------
REVENUES:
    Mineral royalties and sales                   $    442,800      $    132,600      $    238,200
    Contract drilling/construction                   2,238,600         3,584,900              --
    Motel, real estate and airport operations        2,222,400         2,734,800         2,882,800
    Management fees                                    597,800           436,500           667,600
                                                  ------------      ------------      ------------
                                                     5,501,600         6,888,800         3,788,600

OPERATING COSTS AND EXPENSES:
    Mineral holding costs                            3,369,300         2,706,700         2,374,400
    Contract drilling/construction                   1,750,500         4,179,200            14,800
    Motel, real estate and airport operations        3,236,200         3,387,300         3,438,900
    General and administrative                       4,051,500         7,857,400         7,449,400
    Abandonment of mining equipment                    123,800              --                --
    Impairment of mineral interests                       --                --          13,224,400
                                                  ------------      ------------      ------------
                                                    12,531,300        18,130,600        26,501,900
                                                  ------------      ------------      ------------

OPERATING LOSS                                      (7,029,700)      (11,241,800)      (22,713,300)

OTHER INCOME & EXPENSES
    Gain on sales of assets                          1,163,600            71,400           140,100
    Litigation settlements, net                      7,132,800              --           6,077,300
    Interest income                                    699,700           813,600           847,600
    Interest expense                                  (265,300)          (82,800)          (44,500)
    Provision for doubtful accounts                       --            (708,600)         (365,000)
                                                  ------------      ------------      ------------
                                                     8,730,800            93,600         6,655,500
                                                  ------------      ------------      ------------


INCOME (LOSS) BEFORE MINORITY INTEREST
    AND EQUITY IN LOSS OF AFFILIATES                 1,701,100       (11,148,200)      (16,057,800)

MINORITY INTEREST IN LOSS
    OF CONSOLIDATED SUBSIDIARIES                       220,100           509,300         4,468,400

EQUITY IN LOSS OF AFFILIATES                              --              (2,900)          (59,100)
                                                  ------------      ------------      ------------

(Continued)



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                                    Year Ended May 31,
                                                  -------------------------------------------------
                                                      2001               2000              1999
                                                  -------------     -------------     -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                    1,921,200       (10,641,800)      (11,648,500)

PROVISION FOR INCOME TAXES                                --                --                --
                                                  ------------      ------------      ------------

NET INCOME (LOSS) FROM
     OPERATIONS                                      1,921,200       (10,641,800)      (11,648,500)

PREFERRED STOCK DIVIDENDS                             (150,000)          (20,800)             --
                                                  ------------      ------------      ------------

NET INCOME (LOSS) TO
     COMMON SHAREHOLDERS                          $  1,771,200      $(10,662,600)     $(11,648,500)
                                                  ============      ============      ============

NET INCOME (LOSS)
     PER SHARE BASIC                              $       0.23      $      (1.39)     $      (1.63)
                                                  ============      ============      ============

NET INCOME (LOSS)
     PER SHARE DILUTED                            $       0.21      $      (1.39)     $      (1.63)
                                                  ============      ============      ============

BASIC WEIGHTED AVERAGE
     SHARES OUTSTANDING                              7,826,001         7,673,475         7,137,114
                                                  ============      ============      ============

DILUTED WEIGHTED AVERAGE
     SHARES OUTSTANDING                              8,487,680         8,008,895         7,137,114
                                                  ============      ============      ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock        Additional
                                         -----------------------      Paid-In      Accumulated
                                         Shares           Amount      Capital        Deficit
                                         ------           ------    ----------     -----------

Balance May 31, 1998                    7,523,492   $     75,200   $ 28,526,200   $ (7,760,100)

Funding of ESOP                            89,600            900        357,500           --
Issuance of employee options
   below market value                        --             --          262,000           --
Issuance of common stock
   for services rendered                  131,136          1,300        386,400           --
Issuance of common stock
   for exercise of YSFC exchange          677,167          6,800      2,591,500           --

Fair value of warrants and options
   issued for services rendered              --             --          176,000           --
Fair value of warrants issued for
   exercise of YSFC exchange                 --             --          167,000           --
Issuance of common
   stock to acquire SGMC
   special warrants, net of
   offering costs                          89,059          1,000        278,900           --
Purchase of treasury stock                   --             --             --             --
Forfeitable shares earned                  40,170            400        269,400           --
Net loss                                     --             --             --      (11,648,500)
                                        ---------   ------------   ------------   ------------

Balance May 31, 1999                    8,550,624   $     85,600   $ 33,014,900   $(19,408,600)
                                        =========   ============   ============   ============

                                      54a

                                           Treasury Stock          Unallocated         Total
                                         -----------------------       ESOP        Shareholders'
                                         Shares        Amount      Contribution        Equity
                                         ------        ------      ------------    -------------


Balance May 31, 1998                      865,943   $ (2,460,800)   $   (927,000)   $ 17,453,500

Funding of ESOP                              --             --              --           358,400
Issuance of employee options
   below market value                        --             --              --           262,000
Issuance of common stock
   for services rendered                     --             --              --           387,700
Issuance of common stock
   for exercise of YSFC exchange             --             --              --         2,598,300
Fair value of warrants and options
   issued for services rendered              --             --              --           176,000
Fair value of warrants issued for
   exercise of YSFC exchange                 --             --              --           167,000
Issuance of common
   stock to acquire SGMC
   special warrants, net of
   offering costs                            --             --              --           279,900
Purchase of treasury stock                 64,589       (123,800)           --          (123,800)
Forfeitable shares earned                    --             --              --           269,800
Net loss                                     --             --              --       (11,648,500)
                                          -------   ------------    ------------    ------------

Balance May 31, 1999                      930,532   $ (2,584,600)   $   (927,000)   $ 10,180,300
                                          =======   ============    ============    ============


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

                                       54b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                              Common Stock          Additional
                                         -----------------------      Paid-In      Accumulated
                                         Shares           Amount      Capital        Deficit
                                         ------           ------    ----------     -----------


Balance May 31, 1999                    8,550,624   $     85,600   $ 33,014,900   $(19,408,600)

Funding of ESOP                           123,802          1,200        370,200           --
Issuance of common stock
   to outside directors                     6,020            100         21,000           --
Issuance of common stock
   for purchase of subsidiary stock        73,109            700        259,900           --

Forfeitable shares earned                   9,600            100         88,000           --
Treasury stock from consolidation
   of subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.                  --             --             --             --
Unrealized gain on sale of
   subsidiary stock                          --             --        1,053,700           --
Non-cash compensation
   paid by subsidiary                        --             --        2,990,000           --
Writedown of unallocated
   ESOP contribution                         --             --             --             --

Net Loss                                     --             --             --      (10,662,600)
                                     ------------   ------------   ------------   ------------

Balance May 31, 2000                    8,763,155   $     87,700   $ 37,797,700   $(30,071,200)
                                     ============   ============   ============   ============


                                      55a


                                             Treasury Stock          Unallocated         Total
                                           ----------------------       ESOP        Shareholders'
                                           Shares        Amount      Contribution        Equity
                                           ------        ------      ------------    -------------


Balance May 31, 1999                      930,532   $ (2,584,600)   $   (927,000)   $ 10,180,300

Funding of ESOP                              --             --              --           371,400
Issuance of common stock
   to outside directors                      --             --              --            21,100
Issuance of common stock
   for purchase of subsidiary stoc           --             --              --           260,600

Forfeitable shares earned                    --             --              --            88,100
Treasury stock from consolidation
   of subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.                14,193        (55,300)           --           (55,300)
Unrealized gain on sale of
   subsidiary stock                          --             --              --         1,053,700
Non-cash compensation
   paid by subsidiary                        --             --              --         2,990,000
Writedown of unallocated
   ESOP contribution                         --             --           436,500         436,500

Net Loss                                     --             --              --       (10,662,600)
                                          -------   ------------    ------------    ------------

Balance May 31, 2000                      944,725   $ (2,639,900)   $   (490,500)   $  4,683,800
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


                                      55b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                              Common Stock          Additional
                                         -----------------------      Paid-In      Accumulated
                                         Shares           Amount      Capital        Deficit
                                         ------           ------    ----------     -----------


Balance May 31, 2000                    8,763,155   $     87,700   $ 37,797,700   $(30,071,200)

Funding of ESOP                            53,837            500        287,500           --
Issuance of common stock
   to outside directors                     8,532            100         19,100           --
Forfeitable shares earned                  29,820            300        193,900           --
Issuance of common stock
   for services rendered                   15,000            200         70,400           --
Treasury stock from payment
   on balance of note receivable             --             --             --             --
Sale of Ruby Mining                          --             --           25,800           --
Issuance of common stock
   for exercised options                  118,703          1,200        287,200           --
Net income                                   --             --             --        1,771,200
                                        ---------   ------------   ------------   ------------

Balance May 31, 2001                    8,989,047   $     90,000   $ 38,681,600   $(28,300,000)
                                        =========   ============   ============   ============


                                      56a


                                             Treasury Stock          Unallocated         Total
                                           ----------------------       ESOP        Shareholders'
                                           Shares        Amount      Contribution        Equity
                                           ------        ------      ------------    -------------



Balance May 31, 2000                      944,725   $ (2,639,900)   $   (490,500)   $  4,683,800

Funding of ESOP                              --             --              --           288,000
Issuance of common stock
   to outside directors                      --             --              --            19,200
Forfeitable shares earned                    --             --              --           194,200
Issuance of common stock
   for services rendered                     --             --              --            70,600
Treasury stock from payment
   on balance of note receivable            5,000        (20,600)           --           (20,600)
Sale of Ruby Mining                          --             --              --            25,800
Issuance of common stock
   for exercised options                     --             --              --           288,400
Net income                                   --             --              --         1,771,200
                                     ------------   ------------    ------------    ------------

Balance May 31, 2001                      949,725   $ (2,660,500)   $   (490,500)   $  7,320,600
                                     ============   ============    ============    ============


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



                                       56b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended May 31,
                                                     ---------------------------------------------
                                                        2001              2000            1999
                                                     ------------    -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $  1,771,200    $(10,662,600)   $(11,648,500)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Minority interest in loss of
           consolidated subsidiaries                     (220,100)       (509,300)     (4,468,400)
         Depreciation and amortization                  1,254,000       1,273,000       1,115,100
         Impairment of mineral interests                  123,800            --        13,224,400
         Noncash services                                  19,100          21,100          25,300
         Equity in loss from affiliates                      --             2,900          59,100
         SMP settlement                                      --              --         5,026,000
         Gain on sale of assets                        (1,163,600)        (71,400)       (140,100)
         Provision for doubtful accounts                     --           708,600         465,000
         Non-cash compensation                            501,700       3,361,400         914,000
         Deferred income                               (4,000,000)           --              --
         Other                                               --              --           (36,300)
         Net changes in assets and liabilities:
           Accounts and notes receivable                1,241,000        (536,500)        946,500
           Other assets                                  (112,700)         92,200         147,700
           Accounts payable and accrued expenses         (887,300)       (217,200)     (1,318,800)
           Reclamation and other                             --            45,900          82,100
                                                     ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                              (1,472,900)     (6,491,900)      4,393,100

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development of coalbed methane gas properties   $ (1,187,800)   $ (4,727,200)   $       --
     Development of mining properties                      (4,400)        (22,200)        (18,100)
     Proceeds from sale of property and equipment       2,608,000          78,300         470,300
     Increase in restricted investments                  (417,700)       (200,600)       (271,300)
     Purchase of property and equipment                  (307,000)     (2,217,800)     (1,057,900)
     Investments in affiliates                            292,400         (12,500)         54,200
                                                     ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                 983,500      (7,102,000)       (822,800)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock          $    288,400    $       --      $       --
     Proceeds from issuance of preferred stock               --         1,840,000            --
     Proceeds from sale of stock by subsidiary               --         2,160,000            --
     Proceeds from long-term debt                         619,100         886,400          48,000
     Net proceeds from lines of credit                    200,000         650,000            --
     Purchase of treasury stock                           (20,600)           --          (123,800)
     Repayments of long-term debt                        (828,400)     (1,246,300)       (395,200)
     Cash acquired in purchase of subsidiary                 --            47,200       1,423,200
                                                     ------------    ------------    ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                 258,500       4,337,300         952,200
                                                     ------------    ------------    ------------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                   Year Ended May 31,
                                                     --------------------------------------------
                                                         2001             2000           1999
                                                     -------------   -------------   ------------

NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS                           (230,900)     (9,256,600)      4,522,500

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                  916,400      10,173,000       5,650,500
                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                   $    685,500    $    916,400    $ 10,173,000
                                                     ============    ============    ============


SUPPLEMENTAL DISCLOSURE
     Income tax paid                                 $       --      $       --      $       --
                                                     ============    ============    ============

     Interest paid                                   $    265,300    $     35,800    $     44,500
                                                     ============    ============    ============

NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     Satisfaction of receivable - affiliate
        with stock in affiliate                      $  3,000,000    $    196,700    $    275,000
                                                     ============    ============    ============

     Acquisition of assets through issuance of debt  $  1,631,700    $    506,000    $    756,000
                                                     ============    ============    ============

     Sale of assets through accounts receivable      $  1,164,500    $       --      $       --
                                                     ============    ============    ============

     Issuance of stock to purchase subsidiary        $       --      $       --      $  2,878,200
                                                     ============    ============    ============

     Issuance of stock as deferred compensation      $    358,400    $    201,000    $    267,900
                                                     ============    ============    ============

     Issuance of stock for services                  $     70,500    $       --      $     68,800
                                                     ============    ============    ============

     Issuance of stock for retired employees         $    194,400    $     88,100    $    269,800
                                                     ============    ============    ============

     Valuation of stock options and warrants         $       --      $       --      $    343,000
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

INVENTORIES


     Inventories consist primarily of retail inventory of aviation and automobile fuel and associated aircraft parts for motel, real estate and airport operations, mining supplies and gold stockpiles. Retail inventories are stated at lower of cost or market using the average cost method. Mine supplies and gold stockpile inventories are stated at the lower of cost or market.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


PROPERTIES AND EQUIPMENT


     Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years. Following is a breakdown of the lives over which assets are depreciated.

          Office Equipment                            3 to 5 years
          Field Tools and Hand Equipment              5 to 7 years
          Vehicles and Trucks                         3 to 7 years
          Heavy Equipment                             7 to 10 years
          Service Buildings                           20 years
          Corporate Headquarters                      45 years


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


     Revenues from gold and uranium sales are recognized upon delivery. Revenues are recognized from the rental of certain assets ratably over the related lease terms. Revenues from motel, real estate and airport operations, which represent primarily real estate activity and an airport fixed base operation, are recognized as goods and services are delivered. Revenues from long-term construction contracts are recognized on the percentage-of-completion method. If estimated total costs on any contract indicate a loss, the Company provides currently for the total anticipated loss on the contract. Oil and gas revenue is recognized at the time of product delivery.

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


     The Company evaluated the effect of SFAS 140 on its financial statements and determined that the recently issued standard would not materially impact either the preparation of or the Company's financial position or results of operations. Management of the Company has reviewed all other recently issued standards and determined that they will not have a material affect on its financial position or results of operations.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     The Company's investment in and advances to affiliates are as follows:

                                                                           Carrying Value at May 31,
                                                  Consolidated        --------------------------------
                                                    Ownership              2001               2000
                                                  -------------       -------------       ------------

     Powder River Gas LLC                              --            $    16,200         $      9,600

     Equity loss from investments accounted for by the equity method are as follows:

                                                                        Year Ended May 31,
                                                 -----------------------------------------------------
                                                    2001                2000               1999
                                                 ----------          -----------       ------------

     Ruby Mining Company**                       $   --              $ (2,900)**       $     (3,100)
     YSFC***                                         --                 --                  (56,000)  ***
                                                 ----------          --------          ------------

                                                 $   --              $ (2,900)         $    (59,100)
                                                 ==========          ========          ============

** Consolidated beginning December 1, 1999. This represents the equity loss through November 30, 1999. Ruby was sold during fiscal 2001 and is no longer consolidated.


*** Consolidated beginning March 1, 1999. This represents the equity loss through February 28, 1999 at which time the Company acquired additional shares of YSFC and thereby obtained control.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


SMP
---


     During fiscal 1989, the Company, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to Nukem's subsidiary CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, Sheep Mountain Partners ("SMP"). SMP was established to further explore uranium mineralization on the claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past ten years. See Note K for a description of the investment and a discussion of the related litigation/arbitration.


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


     The Company's Balance Sheet reflects $951,200 at Sutter Gold in other mineral properties and mine development costs. These costs reflect what the Company believes is a minimum recoverable investment of the value of surface equipment and improvements, and the value of surface land, without regard to the results of future mining activities, given current market conditions. Both the properties are on standby due to depressed market prices of gold and uranium. The Company plans on maintaining the properties until the market prices for these metals recover to better economic values and they are placed into production or until such time as the properties are sold to a third party.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)



     The Company's Balance Sheet reflects $569,400 at Plateau Resources in other mineral properties and mine development costs. These costs reflect what the Company believes is a minimum recoverable investment of the value of surface equipment and improvements, and the value of surface land, without regard to the results of future mining activities, given current market conditions. Both the properties are on standby due to depressed market prices of gold and uranium. The Company plans on maintaining the properties until the market prices for these metals recover to better economic values and they are placed into production or until such time as the properties are sold to a third party.




RUBY MINING COMPANY
-------------------


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

                                              U.S. ENERGY CORP. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 2001
                                                                     (CONTINUED)


OIL AND GAS PROPERTIES AND EQUIPMENT INCLUDED THE FOLLOWING:

                                                                    May 31,
                                                -----------------------------------------
                                                    2001            2000          1999
                                                ------------   -----------    -----------

Oil and gas properties:
     Subject to amortization                    $ 1,773,600    $ 1,773,600    $ 1,773,600
     Not subject to amortization:
         Acquired in fiscal 2001                  1,154,500           --             --
         Acquired in fiscal 2000                  4,727,200      4,727,200           --
         Acquired in fiscal 1999                       --             --             --
         Acquired prior to fiscal 1999                 --             --             --
                                                -----------    -----------    -----------
                                                  7,655,300      6,500,800      1,773,600

     Accumulated depreciation, depletion
         and amortization                        (1,773,600)    (1,773,600)    (1,773,600)
                                                -----------    -----------    -----------

         Net oil and gas properties             $ 5,881,700    $ 4,727,200    $      --
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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


LONG-TERM DEBT

     The components of long-term debt as of May 31, 2001 and 2000 are as follows:

                                                                                  May 31,
                                                                     ---------------------------------
                                                                         2001                2000
                                                                     ------------        ------------
     USECB installment notes - secured by equipment;
         interest at 7.9% to 11.4%, matures in 2002-2015             $  1,670,200        $    315,500
     SGMC installment notes - secured by
         certain mining properties, interest at
         7.5% to 8.0%, maturity from 2001 - 2007                          624,300             740,800
     RMG installment note - secured by
         coalbed methane leases, interest at 8%;
         repaid in fiscal 2001                                            --                  106,200
     FNG installment note - secured by FNG
         equipment, interest at 8.9%;
         repaid in fiscal 2001                                            --                   21,700
                                                                     ------------        ------------
                                                                        2,294,500           1,184,200
     Less current portion                                                (142,400)           (284,100)
                                                                     ------------        ------------
                                                                     $  2,152,100        $    900,100
                                                                     ============        ============

     Principal requirements on long-term debt are $142,400, $123,800; $126,500; $105,000; $94,600; $1,702,200 for the years 2002 through 2006 and thereafter, respectively.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 2001 and 2000 are as follows:

                                                                     May 31,
                                                      -------------------------------------
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

     The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                              Year Ended May 31,
                                                 ------------------------------------------
                                                     2001           2000           1999
                                                 -----------    ------------   ------------
Expected federal income tax                      $   602,200    $(3,618,200)   $(3,960,500)
Net operating losses not previously
     benefitted and other                          2,213,300        (10,600)       422,100
Valuation allowance                               (2,815,500)     3,628,800      3,538,400
                                                 -----------    -----------    -----------
     Income tax provision                        $      --      $      --      $      --
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

I.   SEGMENTS AND MAJOR CUSTOMERS:


     The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties, although the Company has no producing mines. Other reportable industry segments include motel, real estate and airport operations, primarily real estate activities and, an airport fixed base operation, and construction activities. The following is information related to these industry segments:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                      Year Ended May 31, 2001
                                             ----------------------------------------------------------------------
                                                                                    Drilling/
                                                                  Commercial      Construction
                                                 Minerals         Operations       Operations       Consolidated
                                                 --------         ----------       ----------       ------------


Revenues                                     $       442,800    $   2,222,400     $   2,238,600   $      4,903,800
                                             ===============    =============     =============
             Other revenues                                                                                597,800
                                                                                                  ----------------
     Total revenues                                                                               $      5,501,600
                                                                                                  ================

Operating (loss) profit                      $    (2,866,400)   $  (1,013,800)    $     488,100   $     (3,392,100)
                                             ===============    =============     =============
Other revenue, income and expenses                                                                       9,328,600
General corporate and other expenses                                                                    (4,235,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                     220,100
                                                                                                  ----------------
     Income before income taxes                                                                   $      1,921,200
                                                                                                  ================


Identifiable net assets at May 31, 2001      $    18,424,900    $   5,616,400     $   1,050,500   $     25,091,800
                                             ===============    =============     =============
Investments in affiliates                                                                                   16,200
Corporate assets                                                                                         5,357,200
                                                                                                  ----------------
     Total assets at May 31, 2001                                                                 $     30,465,200
                                                                                                  ================

Capital expenditures                         $     1,280,200    $   1,326,800     $     256,000
                                             ===============    =============     =============
Depreciation, depletion and
     amortization                            $       129,700    $     271,100     $     324,700
                                             ===============    =============     =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                     Year Ended May 31, 2000
                                             ----------------------------------------------------------------------
                                                                                    Drilling/
                                                                  Commercial      Construction
                                                 Minerals         Operations       Operations       Consolidated
                                                 --------         ----------       ----------       ------------


Revenues                                     $       132,600    $   2,734,800     $   3,584,900   $      6,452,300
                                             ===============    =============     =============
             Other revenues                                                                                436,500
                                                                                                  ----------------
     Total revenues                                                                               $      6,888,800
                                                                                                  ================

Operating (loss) profit                      $    (2,518,600)   $    (652,500)    $    (594,300)  $     (3,765,400)
                                             ===============    =============     =============
Other revenue, income and expenses                                                                         530,100
General corporate and other expenses                                                                    (7,912,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                     506,400
                                                                                                  ----------------
     Loss before income taxes                                                                     $    (10,641,800)
                                                                                                  ================


Identifiable net assets at May 31, 2000      $    17,543,700    $   4,880,900     $   2,163,300   $     24,587,900
                                             ===============    =============     =============
Investments in affiliates                                                                                    9,600
Corporate assets                                                                                         6,278,600
                                                                                                  ----------------
     Total assets at May 31, 2000                                                                 $     30,876,100
                                                                                                  ================

Capital expenditures                         $     4,749,300    $     944,600     $   1,551,800
                                             ===============    =============     =============
Depreciation, depletion and
     amortization                            $        72,600    $     148,100     $     155,400
                                             ===============    =============     =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                       Year Ended May 31, 1999
                                            -----------------------------------------------------------------------
                                                                 Commercial       Construction
                                                Minerals         Operations        Operations       Consolidated
                                                --------         ----------        ----------       ------------


Revenues                                    $       238,200    $    2,882,800     $   --          $      3,121,000
                                            ===============    ==============     ============
             Other revenues                                                                                667,600
                                                                                                  ----------------
     Total revenues                                                                               $      3,788,600
                                                                                                  ================

Operating loss                              $    (2,071,600)   $     (556,100)    $    (14,800)   $     (2,642,500)
                                            ===============    ==============     ============
Other revenue, income and expenses                                                                       7,323,100
General corporate and other expenses                                                                   (20,738,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                  (4,409,300)
                                                                                                  ----------------
     Loss before income taxes                                                                     $    (11,648,500)
                                                                                                  ================


Identifiable net assets at
     May 31, 1999                           $    10,632,900    $    8,107,300     $    144,700    $     18,884,900
                                            ===============    ==============     ============
Investments in affiliates                                                                                   24,600
Corporate assets                                                                                        14,481,500
                                                                                                  ----------------
     Total assets at May 31, 1999                                                                 $     33,391,000
                                                                                                  ================

Capital expenditures                        $       725,400    $      944,200     $   --
                                            ===============    ==============     ============
Depreciation, depletion and
     amortization                           $       300,200    $      348,600     $     77,600
                                            ===============    ==============     ============


     During fiscal 1999 approximately 100% of mineral revenues were from the sale of uranium. There were no uranium sales during fiscal 2000.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)

       Issue                               Number            Issue                Total
       Date                               of Shares          Price            Compensation
       ----                               ---------          -----            ------------

     May 1990                               40,300          $   9.75          $    392,900
     June 1990                              66,300             11.00               729,300
     November 1992                          10,660              N/A                  N/A
     May 1993                               20,000              3.375               67,500
     November 1993                          18,520              3.00                55,600
     January 1994                           18,520              4.00                74,100
     January 1995                           13,520              3.75                50,700
     February 1996                           7,700             15.125              116,500
     December 1996                          28,380             10.875              308,600
     December 1996                           8,452             11.50                97,200
     August 1997                             7,320             10.875               79,600
     August 1997                             5,706             10.875               62,100
     May 1998                               67,000              6.56               439,500
                                           -------                            ------------
     Balance at
       May 31, 1998                        312,378                               2,473,600

     May 1999                               67,000          $   4.00               268,000
     Shares earned                         (40,170)            --                 (269,900)
                                           -------                            ------------
     Balance at
       May 31, 1999                        339,208                               2,471,700
     May 2000                               67,000          $   3.00               201,000
       Shares earned                        (9,600)            --                  (88,100)
                                           -------                            ------------
     Balance at
       May 31, 2000                        396,608                               2,584,600
     May 2001                               67,000          $   5.35               358,400
       Shares earned                       (29,820)            --                 (194,400)
                                           -------                            ------------
     Balance at
       May 31, 2001                        433,788                            $  2,748,600
                                           =======                            ============

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

                                                                     Year Ended May 31,
                                                 ---------------------------------------------------------
                                                     2001                  2000                 1999
                                                 -------------       ---------------       ---------------
Net loss to common shareholders
     As reported                                 $  1,771,200        $  (10,662,600)       $  (11,648,500)
     Pro forma                                   $   (975,400)       $  (10,662,600)       $  (13,963,200)
Net loss per common share
     As reported, Basic                          $        .23        $        (1.39)       $        (1.63)
     As reported, Diluted                        $        .22        $        (1.33)       $        (1.63)
     Pro forma, Basic                            $       (.12)       $        (1.39)       $        (1.96)
     Pro forma, Diluted                          $       (.12)       $        (1.33)       $        (1.96)

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


     A summary of the Stock Option Plan activity for the years ended May 31, 2001 and 2000 is as follows:

                                                                   Year Ended May 31,
                                      --------------------------------------------------------------------------
                                                2001                     2000                        1999
                                      ---------------------     ----------------------     ---------------------
                                                   Weighted                   Weighted                  Weighted
                                                   Average                    Average                   Average
                                                   Exercise                   Exercise                  Exercise
                                        Options      Price       Options      Price         Options     Price
                                        -------      -----       -------      -----         -------     -----
   Outstanding at beginning
       of year                        1,300,200      2.79       1,300,200      2.79          534,700     3.00
   Granted                            1,499,000      2.69         --            --           837,500     2.00
   Forfeited                            (82,500)     2.88         --            --           (67,000)    1.00
   Expired                             (149,000)     4.00         --            --            --          --
   Exercised                           (118,700)     2.60         --            --            (5,000)    1.00
                                      ----------                ---------                  --------
   Outstanding at end of year         2,449,000      2.66       1,300,200      2.79        1,300,200     2.79
                                      ==========                =========                  ========
   Exercisable at end of year         2,449.000      2.66       1,300,200      2.79        1,300,200     2.79
                                      ==========                =========                  ========

   Weighted average fair
       value of options
       granted during the year                      $1.83                       --                      $2.54

     The following table summarized information about employee stock options outstanding and exercisable at May 31, 2001:

                                               Weighted
     Weighted            Number of              Average                 Number
      Average             Options              Remaining              of Options
     Exercise         Outstanding at          Contractual           Exercisable at
       Price           May 31, 2001          Life in years           May 31, 2001
     --------         ------------           ------------           ------------

      $2.00               291,800                7.33                   291,800
       2.69             1,430,000                8.62                 1,430,000
       2.75                31,400                 .92                    31,400
       2.88               462,500                7.33                   462,500
       2.90               233,300                 .87                   233,300
                        ---------                                     ---------
                        2,449,000                                     2,449,000
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

     A hearing was held on June 7, 1999, and on August 30, 1999, the Honorable Susan C. Harlan, Judge of the Superior Court in Amador County, issued a detailed written Memorandum of Opinion, denying every cause of action of Appellants'/Petitioners' Petition for writ of Mandate, and upholding the County's certification of the FSEIR and approval of the amended CUP. In September 1999, the Concerned Citizens appealed Amador County Superior Court's decision to the Court of Appeals of the State of California Third Appellate District. On appeal, Appellants presented a more targeted approach, alleging only two violations of the Planning and Zoning Law and two violation of California Environmental Quality Act. SGMC and the County filed their respective Respondent Briefs. Oral arguments were made to the Appellate Court on August 20, 2001. A decision is expected soon.

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

N.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    Three Months Ended
                                        ---------------------------------------------------------------------
                                            May 31,         February 28,      November 30,       August 31,
                                             2001               2001              2000              2000
                                        -------------      -------------      -------------     -------------


Net Revenues                            $    371,600       $    650,600       $  1,024,100      $  3,455,300

Gross Profits                           $ (1,641,900)      $ (2,024,100)      $ (2,189,100)     $ (1,174,600)


Net Earnings (loss)                     $ (1,341,800)      $ (1,857,800)      $  5,676,200      $   (705,400)

Earnings (loss) per Share, basic        $      (0.17)      $      (0.24)      $       0.73      $      (0.09)

Basic Weighted Average
     Shares Outstanding                    7,847,680          7,819,446          7,818,430         7,818,430

Earnings (loss) per share,
     diluted                            $      (0.16)      $      (0.23)      $       0.69      $      (0.09)

Diluted Weighted Average
     Shares Outstanding                    8,243,135          8,216,054          8,215,038         8,215,038

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                    Three Months Ended
                                        ---------------------------------------------------------------------
                                           May 31,         February 28,        November 30,       August 31,
                                            2000               2000                1999                 1999
                                        -------------      -------------     --------------     -------------

Net Revenues                            $  2,086,500       $  1,793,700       $  1,760,400      $  1,248,200

Gross Profits                           $ (5,536,200)      $ (2,796,800)      $ (1,511,600)     $ (1,397,200)

Net Earnings (loss)                     $ (5,623,000)      $ (2,610,400)      $ (1,317,600)     $ (1,111,600)

Earnings (loss) per Share, basic        $      (0.74)      $      (0.39)      $      (0.16)     $      (0.15)


Basic Weighted Average
     Shares Outstanding                    7,697,569           8,021,781         7,258,291         7,258,291

Earnings (loss)per share,

     diluted                            $      (0.75)      $      (0.33)      $      (0.16)     $      (0.15)


Diluted Weighted Average
     Shares Outstanding                    8,027,914          8,021,781          7,258,291         7,258,291

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


To U.S. Energy Corp:

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



                                            GRANT THORNTON LLP

Denver, Colorado
July 27, 2001

                                U.S. ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          Balance       Additions
                         beginning     charged to                    Balance end
                         of period      expenses      Deductions      of period
                         ---------     ----------     ----------     -----------

May 31, 1999             $ 27,800      $ 465,000      $ 465,000      $ 27,800
                                                                     ========

May 31, 2000               27,800        708,600        708,600      $ 27,800
                                                                     ========

May 31, 2001               27,800           --             --        $ 27,800
                                                                     ========

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Proposal 1:
Election of Directors." The information regarding the remaining executive officers is contained in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION.


     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Certain Relationships and Related Transactions."


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(1)  The following financial statements are filed as a part of the Report in
Item 8:

     Consolidated Financial Statements                                  Page No.
                                                                        --------
     U.S. Energy Corp. and Subsidiaries

              Report of Independent Public Accountants
              Grant Thornton LLP..............................................48

              Report of Independent Public Accountants
              Arthur Andersen LLP.............................................49

              Consolidated Balance Sheets - May 31, 2001 and 2000..........50-51

              Consolidated Statements of Operations
              for the Years Ended May 31, 2001, 2000 and 1999..............52-53

              Consolidated Statements of Shareholders'
              Equity for the Years Ended May 31, 2001, 2000 and 1999.......54-56

              Consolidated Statements of Cash Flows
              for the Years Ended May 31, 2001, 2000 and 1999..............57-58

              Notes to Consolidated Financial Statements...................59-87

              Report of Independent Certified
              Public Accountants on Schedule..................................88

              Schedule II - Valuation and Qualifying Accounts.................89

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

Exhibit                                                               Sequential
   No.                   Title of Exhibit                              Page No.
---------     ---------------------------------------------------     ----------

3.1           USE Restated Articles of Incorporation.........................[2]

3.1(a)        USE Articles of Amendment to
              Restated Articles of Incorporation.............................[4]

3.1(b)        USE Articles of Amendment (Second) to
              Restated Articles of Incorporation
              (Establishing Series A Convertible Preferred Stock.............[9]

3.2           USE Bylaws, as amended through April 22, 1992..................[4]

4.1           Amendment to USE 1998 Incentive Stock Option Plan
              (To include Family Transferability of
              Options Under SEC Rule 16b....................................[11]

4.2           USE 1998 Incentive Stock Option Plan
              and Form of Stock Option Agreement 1/99........................[8]

4.3           USE Restricted Stock Bonus Plan,
              as amended through 2/94........................................[5]

4.4           Form of Stock Option Agreement, and Schedule
              Options Granted January 1, 1996................................[6]

4.5           Form of Stock Option Agreement and Schedule,
              Options Granted January 10, 2001..............................[11]

4.6           [intentionally left blank)

4.7           USE 1996 Officers' Stock Award Program (Plan)..................[7]

4.8           USE Restated 1996 Officers' Stock Award Plan and
              Amendment to USE 1990 Restricted Stock Bonus Plan..............[7]

10.1          USECC Joint Venture Agreement - Amended as of 1/20/89..........[1]

10.2          Management Agreement with USECC................................[3]

10.3          Professional Services Agreement and Option
              R. J. Falkner & Company, Inc..................................[11]

10.4          Professional Services Agreement and Warrant
              Riches and Resources, Inc.....................................[11]

10.5-10.60    [intentionally left blank]

10.61         Closing Agreement - Addendum to Agreement
              for Purchase and Sale of Assets (see Exhibit 10.62)...........[11]

10.62         Agreement for Purchase and Sale of Assets
              (Rocky Mountain Gas, Inc. and Quantum Energy LLC)..............[9]

10.63         Purchase and Sale Agreement
              CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
              and Rocky Mountain Gas, Inc......................................*

16.           Concurrence Letter from Arthur Andersen LLP
              on Change of Accounting Firms.................................[10]

21.1          Subsidiaries of Registrant....................................[11]

*  Filed herewith.

-------------



Unless otherwise indicated, the SEC File Number for each of the following documents incorporated by reference is 000-6814.

[1] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1989, filed August 29, 1989.

[2] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990, filed September 14, 1990.

[3] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, filed September 13, 1991.

[4] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, filed September 14, 1992.

[5] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 registration statement, initial filing (SEC File No. 333-1689), filed June 18, 1996.

[6] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, filed September 13, 1996.

[7] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, filed September 15, 1997.

[8] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, filed September 14, 1998.

[9] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K for the year ended May 31, 2000, filed September 13, 2000.

[10] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K filed February 5, 2001.

[11] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K for the year ended May 31, 2001, filed August 29, 2001.

(b)      Reports filed on Form 8-K.

         During the fourth quarter of the fiscal year ended on May 31, 2001, the Registrant filed no Form 8-K Reports.

(c)      Required exhibits are attached hereto and listed above under Item 14
         (a)(3).

(d) Required financial statement schedules are listed and attached hereto in Item 14(a)(2).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 U.S. ENERGY CORP. (Registrant)


Date:  June 17, 2002                        By:       /s/  John L. Larsen
                                                 -------------------------------
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  June 17, 2002                        By:       /s/ John L. Larsen
                                                 -------------------------------
                                                 Director


Date:  June 17, 2002                        By:       /s/  Keith G. Larsen
                                                 -------------------------------
                                                 Director


Date:  June 17, 2002                        By:       /s/  Harold F. Herron
                                                 -------------------------------
                                                 Director


Date:  June 17, 2002                        By:       /s/  Don C. Anderson
                                                 -------------------------------
                                                 Director



Date:  June 17, 2002                        By:       /s/  Nick Bebout
                                                 -------------------------------
                                                 Director


Date:  June 17, 2002                        By:       /s/  H. Russell Fraser
                                                 -------------------------------
                                                 Director


Date:  June 17, 2002                        By:       /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 Principal Financial Officer/
                                                 Chief Accounting Officer