Form 10-K
period 2002-05-31
US ENERGY CORP
filed 2002-09-13
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002 or

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from       to
                                                         -----    -----
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of September 11, 2002, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $39,855,194.92

              Class                        Outstanding at September 11, 2002
----------------------------------     -----------------------------------------
  Common Stock, $0.01 par value                    12,075,493 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

                Proxy Statement for the Annual Meeting to be held
                  December 2002, into Part III of the filing.

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

                                     PART I

ITEM 1 AND ITEM 2.  BUSINESS AND PROPERTIES.

(A)  GENERAL.

     U.S. Energy Corp. is a Wyoming corporation (formed in 1966) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. In this Annual Report, "we", "company" or "USE" refers to U.S. Energy Corp. including subsidiaries unless otherwise specifically noted. Our fiscal year ends May 31.

     In fiscal 2002, most of our business activity was devoted to the coalbed methane business, i.e., acquiring acreage, drilling exploratory wells, testing the wells, and negotiating the purchase of a coalbed methane ("CBM") producing field. The coalbed methane gas business is conducted through Rocky Mountain Gas, Inc ("RMG"), a Wyoming corporation owned 51.2% by USE and 40.5% by Crested Corp. ("Crested") at May 31, 2002; Crested is a 70.5% majority-owned subsidiary of USE, see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 280,486 gross mineral acres of coalbed methane properties.

     We also hold commercial properties, most of which are located in Utah that were acquired as part of a uranium property and mill acquisition. In fiscal 2002, only the commercial properties produced revenues. For financial statement presentation purposes, the Company has two segments of business (minerals and commercial operations), see note I to the financial statements. However, presently the Company's business priority is focused mainly on CBM; mining activities will be reactivated in the future as the commodity prices improve and the capital markets for mining finance improve.

     The Company owns mining assets, all of which now are in a "shut down" status. The uranium properties are located on Sheep Mountain in Wyoming, and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims.

     For detailed information about our coalbed methane properties and business strategy, please see "Minerals - Coalbed Methane" below.

     USE and Crested originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in calendar 2002). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and Crested subsequently paying these debts by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 70.5%. All of USE's (and Crested's) operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

     Most of the Company's (USE's) operations are conducted through subsidiaries, the USECC Joint Venture with Crested, and jointly-owned subsidiaries of USE and Crested.

      The Company's subsidiaries are:

                                        Percent               Primary
      Subsidiary                     Owned by USE*       Business Conducted
      ----------                     -------------       ------------------

      Crested Corp.                      70.5%         Uranium, gold and
                                                       molybdenum properties,
                                                       and coalbed methane
      USECC Joint Venture                50.0%
      Plateau Resources, Ltd.           100.0%         Uranium (Utah)
      Rocky Mountain Gas, Inc.           91.7%         Coalbed methane
      Sutter Gold Mining Company         66.3%         Gold (California)
      Yellowstone Fuels Corp.            35.9%         Inactive
      Northwest Gold, Inc.               96.0%         Inactive
      Energx, Ltd.                       90.0%         Inactive
      Four Nines Gold, Inc.              50.9%         Inactive
      Ruby Mining Company                 4.0%         Marine salvage
                                                       (sunken treasure)

     *Includes ownership of Crested Corp. in RMG and Sutter.

     The competitive conditions in our business are as follows:

     In coalbed methane (and mining), we compete against many companies, some of which are much larger and better financed than the Company. The principal area of competition in the coalbed methane business (our currently most active business area), is encountered in the financial ability to acquire good acreage positions and drill wells to explore coalbed methane potential, then, if warranted, drill production wells and install production equipment (gathering systems, compressors, etc.). For example, Williams Company, Marathon-Pennaco and Evergreen Resources (all public companies) are active in the coalbed methane business in Wyoming and Montana. They acquire and sell acreage, drill exploratory wells, and produce and sell coalbed methane gas. Additional competition is presented in acreage acquisition by a number of private independent companies.

     In fiscal 2001, we reported revenues from contract methane well drilling and support services. We have sold off most of the equipment used in these operations in fiscal 2002, retaining three drilling rigs for RMG operations as needed, and construction activities are limited to a few small projects in Riverton,

Wyoming. We contract out RMG's coalbed drilling and construction work to third parties. Therefore, contract drilling/construction no longer is a segment of our business.

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

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps Dodge Corporation, a worldwide integrated minerals company with inventories of exploration, development stage, and producing properties, involving numerous metals and other minerals. We are not actively engaged in the molybdenum business at the present time.

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

     In the commercial operations area (significant in terms of fiscal 2002 revenues but not our primary business focus), we own and manage an office building (where our headquarters are located), and small parcels of land, all in Riverton, Wyoming, and a small amount of additional acreage elsewhere in Wyoming and Colorado. We also own a townsite, a motel and convenience store, and other commercial facilities in Utah. There is no significant competition in this area; although parcels are sold from time to time, we are not in the land development business.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     See Note I to the financial statements.

(C)  NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

     COALBED METHANE

     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 51.2% by the Company and 40.5% by Crested).

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

     Methane is a common component of coal since methane is created as part of the coalification process. Coals vary in their methane content as measured by standard cubic feet per ton. Whether a coalbed will produce commercial quantities of methane gas depends on the coal quality, its content of natural gas per ton of coal, the thickness of the coalbeds, the reservoir pressure, the existence of natural fractures, the permeability of the coal, and saturation with water to help hold methane in the coal bed.

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. CBM field evaluation requires two principal stages: First, drill a number of wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well, and test the water contained in the formation and test coal samples taken from the formation. The water testing determines if the geochemical environment of the coal seam was conducive to the formation of CBM in the coal. Second, assuming initial drill and test data confirms CBM is present in the formation, install gathering lines to hook up the wells and put the wells on pump to 'dewater' the coal formation. Usually, for coals in the Powder River Basin, hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 6 to 12 months. Production starts with the third stage: Installing (or have a transmission company install) a compressor and transport line to carry the produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced. Optimal production won't occur until the hydrostatic pressure is reduced approximately 90% from initial levels. During the initial production phase, then and only then can reserves be established.

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

     OVERVIEW OF RMG. As of the filing of this report, we hold leases and options to develop approximately 280,486 gross mineral acres (including 43,711 acres we have options on) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements (CCBM, Inc. and Quaneco, L.L.C.). These agreements are summarized under "Carrizo
- Purchase and Sale Agreement" and "Quaneco - Agreement." Acreage data assumes CCBM completes its obligations; CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would not be entitled to a working interest in the remaining undrilled acreage.

     CCBM currently has purchase rights to acquire a 6.25% working interest in the Castle Rock prospect, and owns a 6.25% working interest in eight wells in Castle Rock, which were drilled by Suncor Energy Natural Gas America, Inc. ("SENGAI"). RMG's and CCBM's interests in the Castle Rock prospect, as shown in Table 1, reflect the completion of SENGAI's drilling program in late calendar 2001. SENGAI elected not to exercise its option under an Option and Farmin Agreement on February 8, 2002. See the summary below, and "SENGAI - Option and Farmin Agreement."

     Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the president of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks for evaluation wells in Montana, pending production permitting approval and water holding ponds in Wyoming). The decision whether to complete the well is made by RMG's president.

     Table 1 reflects RMG's, Quaneco's and CCBM's acreage position as of the filing of this report. Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its option to back in for a 25% working interest on 43,711 gross acres within the Oyster Ridge prospect. Also, 43,711 of the acres shown as held in Oyster Ridge, assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreement with Anadarko. See "Description of Prospects - Oyster Ridge" below.

TABLE 1

-------------------------------------------------------------------------------------------------------
      Project
      and Date           Gross Lease        Net Lease        RMG Net        Quaneco Net        CCBM Net
      Acquired              Acres             Acres           Acres            Acres            Acres
-------------------------------------------------------------------------------------------------------
    Castle Rock            123,840           111,567          48,811          55,784            6,973
     Jan. 2000
       Kirby                80,254            74,512          18,628          37,256            18,628
     Jan. 2000
    Bobcat June             1,940              930             465               0               465
        2002
    Oyster Ridge            65,247            65,247          25,729             0              25,729
     Dec. 1999
     Clearmont              6,305             3,745           1,873              0              1,873
     Jan. 2000
       Sussex                 640               640            320               0               320
     Jan. 2000
       Finley                 160               160             80               0                80
     Jan. 2000
    Baggs North               120               120             60               0                60
     Jan. 2000
   Gillette North             80                80              40               0                40
     Jan. 2000
       Arvada                1,900             1,700           850               0               850
     Jan. 2000
-------------------------------------------------------------------------------------------------------
       TOTAL               280,486           258,701          96,856          93,040            55,018
-------------------------------------------------------------------------------------------------------

     We own a 25% working interest (20% net revenue interest) on 80,254 gross and 74,512 net acres in the Kirby prospect (southeast Montana) and a 50% working interest (from 30% to 50% net revenue interest) on 72,622 net acres in other prospects (all in Wyoming). We own a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM, Inc., a subsidiary of Carrizo Oil and Gas, Inc., can purchase a 6.25% working interest in our acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, we sold a 50% working interest in all our coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other considerations. The acreage data above reflects this transaction.

     CCBM will pay up to $5,000,000 for drilling and completing coalbed methane wells on the properties owned by RMG and CCBM. Drilling started on the Clearmont prospect in Wyoming in August 2001. This drilling program should be sufficient to drill a total of approximately 60 coalbed methane wells to completion or abandonment stage. We have a carried working interest in all of the wells drilled in these programs.

     As of August 15, 2002, we had set casing on 31 wells (80 acre spacing units) at the Clearmont prospect and are now in the process of drilling additional wells. No reserves have been established to date. Drilling permits for 58 additional wells have been issued for the Clearmont prospect.

     A total of 58 wells have been drilled on RMG acreage to through May 31, 2002: five in fiscal 2001 53 in fiscal 2002. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of the Suncor Option and Farmin Agreement (see below). Eleven of those 19 wells were stratigraphic wells and will be reclaimed by Suncor; 8 of those 19 wells were completed and are owned by RMG (93.7% working interest) and CCBM (6.25% working interest), as Quaneco opted out of maintaining a working interest in the 8 wells. Other than the Castle Rock wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below). For information on the 19 wells drilled by SENGAI in Castle Rock, see "SENGAI - Option and Farmin Agreement" below.

     As of May 31, 2002, CCBM and RMG have spent approximately, $2,245,000 of the $5,000,000 drilling fund. We are relying on the $2,755,000 balance to pay for 100% of the drilling and completion costs on up to 33 more wells currently permitted, for which work is scheduled to start September 2002: 16 wells on the Clearmont prospect (estimated costs $1,255,000); 9 wells on the Bobcat prospect (estimated costs $800,000); 6 wells on the Arvada prospect (estimated costs $550,000); and 2 wells on the Oyster Ridge prospect (estimated cost $150,000). Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest with no financial obligation to RMG for drilling and completion costs until after CCBM has spent $5,000,000. Work would be delayed if CCBM were not able to fund these costs. Presently, we do not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in the Company.

     Future annual financial obligations for our coalbed methane properties consist of approximately $286,300 for fiscal 2003 in acreage rental fees to lessors, which will be paid 50% by RMG and 50% by CCBM on all acreage except Castle Rock, and 21,536 acres within Oyster Ridge which are not covered by the option with Anadarko. Costs and fees for Castle Rock will be paid 43.75% by RMG, 6.25% by CCBM, and 50% by Quaneco, except for the eight wells owned by RMG and CCBM, which will be paid 93.75% by RMG and 6.25% by CCBM.

     Table 2 shows the wells drilled on RMG's prospects from June 1, 2000 through May 31, 2002. Under the agreement with Carrizo, RMG has a carried working interest in all these wells (with the exception of a $156,634 payment that was made by RMG to cover 50% of a non-consent cost for 12 wells; CCBM also paid $156,634 to cover 50% of their cost in acquiring a non-consent working interest in those 12 wells), as CCBM has paid for all drilling and completion costs on the wells other than the 19 Castle Rock wells. RMG has a carried working interest in the 8 Castle Rock wells which were completed (out of the 19 drilled in that prospect), as SENGAI paid for all drilling and completion costs on the 8 Castle Rock wells under a drilling program completed in December 2001. RMG owns a 93.75% working interest and CCBM owns a 6.25% working interest in the 8 Castle Rock wells (CCBM paid for its interest in these wells, see "SENGAI - Option and Farmin Agreement"). With the exceptions noted above, all the wells on the Oyster Ridge, Clearmont and Arvada prospects have been drilled at CCBM's sole expense since its participation began on June 30, 2001. Table 2 lists the number of wells drilled, the total costs and the remaining number of wells currently permitted for drilling as of May 31, 2002.

TABLE 2

                            ROCKY MOUNTAIN GAS, INC.


-----------------------------------------------------------------------------------------------------------------
     PROSPECT                FY 2001                    FY 2002                        TOTAL            Remaining
                        (6/1/00 - 5/31/01)         (6/1/01 - 5/31/02)                                    Permits
                        Wells        $             Wells         $               Wells         $
-----------------------------------------------------------------------------------------------------------------
Castle Rock              3     $ 283,894            19*     $ 2,500,000           22      $ 2,783,894      15
Kirby                    0     $    --               0      $    --                0      $    --           6
Oyster Ridge             2     $ 150,503             5      $   464,177**          7      $   614,680       0
Clearmont                0     $    --              28      $ 1,470,351           28      $ 1,470,351      59
Arvada                   0     $    --               1      $    64,790            1      $    64,790       3
-----------------------------------------------------------------------------------------------------------------
TOTAL                    5     $ 434,397            53      $ 4,499,318           58      $ 4,933,715      83
-----------------------------------------------------------------------------------------------------------------

     *  Drilled by SENGAI
     ** These costs include an additional $169,314 spent on the two wells drilled during fiscal 2001.

     BOBCAT PROPERTY. On April 12, 2002, the Company and RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. The Company paid the seller $500,000 cash and another $150,000 by issuing 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County. To date, 18 coalbed methane wells have been drilled; 13 wells are currently hooked up and producing at a combined rate of approximately one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. Production began in late December 2001. Currently, RMG is planning to add equipment to increase the production rate.

     For August, 2002, RMG received an average price of $1.33 per Mcf (1,000 cubic feet) for the 30,404 Mcf of gas sold from the Bobcat field, with prices ranging from $0.83 to $1.79 per Mcf. See "Gathering and Transmission of CBM Gas" below. The property is currently producing at uneconomic rates of production at these prices. Prices usually improve in the colder months. In addition, RMG is replacing and upgrading some equipment and adding a compressor, with the expectation of improving production volumes through the remainder of 2002 and thereafter. An independent evaluation of CBM reserves will be undertaken when production has increased, and reserve information will be disclosed when available. No independent reserve evaluation has been started to date, as RMG needed to take over operations of the field and obtain data after the property was purchased in June, 2002.

     Permits have been issued for drilling 30 more wells on 80 acre spacing.

     CCBM has exercised its right to participate in purchase of the Bobcat property, for 50% of the interests in the property subject to the agreement. For information on agreements with CCBM, please see "Carrizo - Purchase and Sale Agreement" below. RMG will be the operator of the properties.

     The seller keeps as an overriding royalty interest all net revenue interest in the properties in excess of 80%. RMG and CCBM each hold an average of 31% working interest and an average of 25% net revenue interest, in the drilled wells.

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

     Drilling under the CCBM agreement started in August 2001. As of May 31, 2002, CCBM has spent approximately $2,245,000 of the $5,000,000 work commitment on the drilling of 22 wells at Clearmont, 4 wells at Oyster Ridge, 1 well at Arvada, and has funded $225,000 of the drilling conducted by SENGAI in Montana as part of the Quaneco agreement. Amounts remaining out of the $5,000,000 will be used for drilling during the remainder of fiscal 2002 and on into fiscal year 2003, or applied to property acquisitions, as agreed upon by the parties. If less than the entire $5,000,000 is spent within two years (subject to extensions due to force majeure), CCBM shall pay RMG one-half the unspent portion of the $5,000,000. However, this payment obligation back to RMG is subject to RMG complying with all of the terms and provisions of the Purchase and Sale Agreement, the joint operating agreement, and the procedures therein set forth regarding authorizations for expenditures to drill $5,000,000 worth of "reasonable wells." This means wells which meet these economic criteria: (1) individual well cost (including hook-up to sales) must meet a projected internal rate of return in excess of 15% at prevailing market prices; (2) the wells must be on acreage blocks that are touching and contain minimum sizes (Kirby prospect, at least 2,560 acres; Clearmont, at least 640 acres; and Arvada, at least 480 acres); and
(3) no more than 10 wells per calendar year at Oyster Ridge will qualify as reasonable. The intent is for CCBM to spend $2,500,000 on behalf of RMG on drilling and completing "reasonable wells." If CCBM fails to do this despite a total of $5,000,000 of reasonable well proposals by RMG, then CCBM shall be obligated to pay any remaining unspent portion of the $2,500,000 directly to RMG.

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

     RMG is the designated operator under a Joint Operating Agreement between RMG and CCBM, which governs all operations on the properties subject to the Purchase and Sale Agreement between RMG and CCBM subject to pre-existing JOA's with other entities, and operations or properties in the area of mutual interest ("AMI"). The AMI four-year term ends June 30, 2005. It covers the entire state of Wyoming, and the Powder River Basin of Montana, but will be reduced if CCBM does not obtain at least $20 million for future property acquisitions (see below).

     A management committee oversees all operations subject to the Purchase and Sale Agreement, with two members each from CCBM and RMG, however, RMG shall have a tie-breaking vote until the $5,000,000 drilling commitment has been expended and until the purchase price has been paid. Once the $5,000,000 drilling commitment has been expended and the full purchase price is paid, RMG will allocate (with Quaneco's consent) to CCBM one of RMG's managing member positions with Powder River Gas LLC, which is the operative entity for the Montana acreage RMG holds with Quaneco L.L.C.

     With respect to the Castle Rock prospect in Montana, which was subject to the agreement with SENGAI, RMG was entitled to have CCBM pay for $225,000 of RMG's drilling obligations; for this funding (part of the $5,000,000 drilling program with CCBM), CCBM received an undivided 6.25% working interest on each well so drilled and the 80 acre spacing allocated to each such well, i.e. one-half of our 12.5% working interest, during the SENGAI drilling program. CCBM made the $225,000 payment to RMG on March 26, 2002, and RMG has subsequently paid SENGAI that amount to fulfill its obligations to SENGAI and Quaneco. See "Quaneco - Agreement" and "SENGAI - Option and Farmin Agreement."

     Under the Purchase and Sale Agreement with CCBM, CCBM will use its best efforts to obtain financing to raise no less than $20,000,000 to be used by RMG to acquire more properties in the AMI. CCBM would have a 50% working interest in properties so acquired. If CCBM's efforts were not successful by June 30, 2002, the AMI was to be reduced to a 6-mile radius from all existing properties held jointly by RMG and CCBM unless RMG agreed to an extension of this time frame. RMG has extended the time frame for CCBM raising the funds, to June 30, 2003.

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

     A separate provision in the Quaneco agreement required RMG to spend $2,500,000 to drill and complete 25 wells. Under the subsequent Option and Farmin Agreement with SENGAI, SENGAI paid $2,000,000 in their first drilling program on this prospect, and RMG paid $250,000. Of this amount,

$225,000 was paid to RMG by CCBM and subsequently paid over to SENGAI, leaving RMG with a net obligation of $25,000, which was paid. RMG had previously performed work and paid costs for a credit of approximately $250,000 on the Castle Rock and Kirby prospects. All of RMG's drilling obligations to Quaneco therefore have been fulfilled.

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

     SENGAI - OPTION AND FARMIN AGREEMENT. On February 8, 2001, RMG closed an Option and Farmin Agreement with Suncor Energy Natural Gas America, Inc. ("SENGAI"). SENGAI had an option on two blocks of acreage covering 111,566 net acres in southeast Montana; the option on the second block of acreage was contingent upon SENGAI exercising its option on the first block of acreage. The option on the first block of acreage expired on February 8, 2002 without exercise.

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

     The SENGAI drilling program neither established CBM reserves or condemned the drilled acreage as unproductive. RMG believes that SENGAI declined to exercise the option based on SENGAI's evaluation of incomplete data generated by SENGAI's drilling program, which SENGAI designed and executed. When SENGAI drilled the 19 exploratory wells under its option on the Castle Rock prospect, SENGAI did not utilize the best available procedures to detect possible CBM content. In addition, 6 of the wells were drilled in a pod configuration but 5 of the 6 were drilled into separate coal seams, even though efficient dewatering requires multiple close-spaced wells into the same coal. Eleven of the other SENGAI-drilled wells confirmed the presence of coal at the depths originally estimated by RMG, but otherwise insufficient data was generated by the drilling and testing of these 11 wells to determine if the coal might be productive of CBM.

     RMG, Quaneco and SENGAI have signed a Project Completion Agreement, whereby Powder River Gas L.L.C. (an operating company owned equally by RMG and Quaneco) will become the operator of record for the Castle Rock properties and SENGAI's working interest will revert to 0% in the project. In addition, RMG has elected to accept a 93.75% working interest in (and RMG will operate) 8 completed wells in the Castle Rock area. CCBM has a 6.25% working interest in these 8 wells.

     Although the data on the 8 wells to be retained by RMG is incomplete (which wells were drilled by SENGAI), RMG will further evaluate the data. If the results are favorable, RMG will start dewatering these wells and establish a pod grid to drill and complete and start dewatering more wells around each existing well to maximize dewatering efficiency. As with any CBM project, a substantial amount of dewatering of pods of wells into the same coal is necessary before the economics of the wells can be assessed. We have not prepared a budget or timetable for this future work but expect to do so by March 31, 2003. This future work would start in spring 2003, subject to having the necessary funds on hand.

     DESCRIPTION OF PROSPECTS

     Leases of federal mineral rights are obtained from the United States Bureau of Land Management and expire from 2004 to 2009, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. A royalty interest of 12.5% on the production is paid to the BLM. State leases expire from 2003 to 2004 in Wyoming and Montana, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. The royalty paid to the State of Wyoming is from 12.5 % to 16.67%, and 12.5% to the State of Montana. Annual renewal fees for non-producing Federal leases is $1.50 to $2.00 per acre, and $1.00 and $1.50 for non-producing Wyoming and Montana leases.

     An environmental group has filed a lawsuit against the BLM, RMG and others, challenging the validity of numerous BLM leases in the Powder River Basin of Montana. See Item 3, Legal Proceedings ("Rocky Mountain Gas Litigation").

     Leases on private (fee) land for coalbed methane and conventional gas expire at various times from 2003 to 2011, unless production is established, in which event the lease is held so long as there is production. The landowner is paid a royalty from production of 12.5% to 20.0% , depending on the lease terms.

Table 3

                            ROCKY MOUNTAIN GAS, INC.


----------------------------------------------------------------------------------------------------------------------
                      Gross Leased     Net Leased     Net Leased      Net Leased        Net Leased        Net Leased
Prospect              Acres            Acres          from BLM        from State of     from State of     from Private
                                                                      Wyoming           Montana           Owners
----------------------------------------------------------------------------------------------------------------------
Castle Rock             123,840         111,567        55,104             0               10,860             45,603
Kirby                   80,254           74,512        33,305             0                4,056             37,151
Oyster Ridge*           21,536           21,536        17,107           1,229                0               3,200
Clearmont                6,305           3,745            0              640                 0               3,105
Sussex                    640             640             0              640                 0                 0
Finley                    160             160             0              160                 0                 0
Baggs North               120             120             0              120                 0                 0
Gillette North            80               80             0               80                 0                 0
Arvada                   1,900           1,700          1,200             0                  0                500
----------------------------------------------------------------------------------------------------------------------
Bobcat                   1,940           1,940            0               0                  0               1,940
----------------------------------------------------------------------------------------------------------------------

     *Does not include 43,711 acres under option from Anadarko Petroleum. See "Description of Properties - Oyster Ridge."

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

     CLEARMONT: The Clearmont project consists of approximately 6,305 gross and 3,745 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Penneco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. An exploration and development drilling program began at Clearmont in August 2001 and could be in production in 2002 or early 2003 depending on drilling results and gas prices. To date, $2,247,000 has been spent on drilling and infrastructure at Clearmont.

     Nineteen of the existing 31 wells at Clearmont have been on full-scale dewatering since June 2002. These 19 wells are hooked up to a gas gathering system but no gas will be sold until the compressor is set up (see below). The remaining 12 wells will start dewatering and be hooked up to a gas gathering system in 2003. In addition, another 16 wells will be drilled and completed and put on dewater pumps; it is expected that this added 16 well project will be started in September 2002. We expect to have sufficient data to evaluate the economics of Clearmont in the second or third calendar quarter 2003.

     During 2003, RMG expects to begin selling gas produced from the Clearmont wells to CMS Field Services, Inc. pursuant to a gas purchase contract. However, production could be delayed if dewatering hasn't progressed sufficiently to allow production of commercial amounts of gas. In the third calendar quarter 2002, RMG will complete construction of a field gathering system (for delivery and initial compression of the gas) to Bighorn Gas Gathering, LLC. Bighorn has signed a gas gathering agreement with RMG to deliver gas collected from RMG's system to CMS, and Bighorn expects to have its system built from Clearmont to a gas transmission pipeline in the fourth calendar quarter 2002.

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

     ARVADA: This prospect contains 1,900 gross acres, 1,700 net acres, located in Sheridan County, Wyoming. RMG and CCBM hold a 100% working interest, and a 62% to 81.5% net revenue interest. To date, RMG and CCBM have spent $64,428 on the drilling of one 1,471' deep test well and are analyzing the drilling results. Subject to good results from further exploratory drilling, RMG anticipates constructing a field gathering system on the Arvada property in mid-calendar 2003 and begin production sales in the third calendar quarter 2003. Gas gathering and production sales are covered by agreements with Bighorn Gas Gathering, LLC and CMS Field Services, Inc.

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

     The Northern Plains Resource Council, Inc. ("NPRC") settled its suit against the Montana Board of Oil and Gas Conservation (Board) in which the NPRC requested an order of the court compelling the defendant to prepare a Draft Environmental Impact Statement ("EIS") and amendment of the Powder River and Billings Resource Management Plans for coalbed methane development. The Board agreed to limit issuance of CBM well permits to 200 (of which RMG received 79) pending completion of the draft EIS, which was completed in the summer of 2002. A record of decision is expected in December 2002 or early 2003.

     The Wyoming Department of Environmental Quality Supplemental Environmental Impact Statement (SEIS) for the Powder River Basin in Wyoming, issued in the fall of 1999, allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming. The new draft EIS was completed in the summer of 2002. Development on Federal lands in Wyoming has been stopped with the balance of the Wyoming Department of Environmental Quality EIS permitted wells (4,000) occurring on fee and state lands. The BLM completed an environmental assessment ("EA") in March 2001, reviewing drainage issues, which could allow an additional 1,500 new CBM well permits in the Gillette region of the Powder River Basin. The EIS may impact RMG's operations, as the Arvada prospect is within the affected area, and we expect to begin applying for permits in these prospects in late 2002. A record of decision is expected in December 2002 or early 2003.

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

     RMG has received an Environmental Assessment and Finding of No Significant Impact to drill up to 56 shallow gas sand wells. These wells are located on Federal land held with Quaneco and would be converted to production status upon receiving approval from the Montana Board of Oil and Gas. These wells would evaluate potential CBM production as well as conventional gas. Regarding other acreage held with Quaneco in Montana, the State of Montana may lift its moratorium for CBM wells on private and state ground in Montana, and start issuing new permits on these lands in summer 2002 (a voluntary moratorium is currently in place for wells on private and state ground in Montana). We have not determined to what extent we will participate in this procedure, and are evaluating how best to protect our position to have reasonable exploration for CBM wells proceed on state and fee ground. We have permits in place in order to conduct exploration in expectation that commercial production will be approved on completion of the EIS.

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

Table 4

--------------------------------------------------------------------------------
                                             Expiration
Prospect          Remaining Permits          or Renewal Date
--------------------------------------------------------------------------------
Castle Rock             15                   04/17/2003 and 10/17/2002
--------------------------------------------------------------------------------
Kirby                    6                   01/01/03
                                             07/31/2002; 08/30/2002;
                                             09/26/2002; 10/24/2002;
--------------------------------------------------------------------------------
Clearmont               59                   11/01/002; 11/02/2002;
                                             02/04/2003, 03/15/2003;
                                             07/31/03 and 08/30/03
--------------------------------------------------------------------------------
Arvada                   3                   11/12/2002
--------------------------------------------------------------------------------
Bobcat                  30                   12/02/02
--------------------------------------------------------------------------------
    Total               113
--------------------------------------------------------------------------------

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months. Expired permits for undrilled locations are usually renewed by the agencies without difficulty.

     Once drilled, all wells in the Clearmont and Arvada prospects remain (and future wells in Wyoming will be) subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock and Kirby prospects remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

GATHERING AND TRANSMISSION OF CBM GAS

     Companies involved in CBM production generally outsource their gas gathering, compression and transmission. We intend to outsource compression and gathering needs as well, possibly on a competitive basis with transmission companies in the immediate area. Negotiations with various transmission companies have been initiated in order to better manage future capital investment. To date, we have a gas gathering agreement and a separate gas purchase contract for the Clearmont and Arvada properties (see above).

     Coalbed methane production growth in the Powder River Basin has historically been impeded by a shortage of gathering system capacity and transport capacity out of the Basin. However, two large diameter gathering pipelines were completed in September 1999 and a third was ready for service in early 2000. The two completed pipelines provide an additional 900 million cubic feet (MMcf), of daily gas capacity as set forth below:

     Fort Union Gas Gathering, LLC's 106-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day; and

     Thunder Creek Gas Services, LLC's 126-mile, 24" gathering pipeline, commenced operations September 1, 1999, with an initial capacity of 450 MMcf per day.

     Additionally, CMS Energy's 110-mile, Big Horn Gas Gathering pipeline, that connects to the northern terminus of the Fort Union pipeline, is continuing to be expanded in length and has an initial capacity of 256

MMcf per day which can readily be upgraded to 500 MMcf per day with the addition of booster compression. Further, on June 19, 2000, Big Horn Gas Gathering announced the extension of its pipeline to serve producers in the Sheridan area. This 50+ mile extension will place a 20" high pressure pipeline within 5 miles of the Montana border and within close proximity to the development planned by RMG, CCBM, and Quaneco on their Kirby Prospect area.

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

     Wyoming operators have been realizing lower than expected prices for gas produced in the Powder River Basin, due in part to seasonal/supply factors, but more significantly due to a bottleneck in take away capacity. There is now ample capacity to move gas from CBM fields within the PRB but limited interstate movement capacity from the PRB to the major markets on the coasts and in the midwest, which results in a negative price differential. The newly announced Grasslands Pipeline (to be constructed to move gas to midwest and northern markets) and the additional looping (now under construction) of the Kern River Pipeline, will add 1,000 MMcf daily PRB take away capacity when completed by the end of 2003, and should reduce the negative price differential.

     For August, 2002, RMG received an average price of $1.33 per Mcf (1,000 cubic feet) of gas produced from the Bobcat field (its only producing field at September 2002), with prices ranging from $0.83 to $1.79 per Mcf. This represents a negative price differential of approximately 60% compared to the average price of approximately $3.30 per Mcf received by producers nationwide. While increased pipeline capacity planned or under construction is expected to reduce this negative price differential by the end of 2003, there is no guarantee that the increase will eliminate the negative price differential or even significantly reduce it. Continued low prices would impair our ability to raise capital for RMG and reduce revenues from production coming on line.

     URANIUM

     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium- bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. However, until uranium oxide prices improve significantly, all of the uranium properties are shut down, meaning work is performed to keep the mines from flooding and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

     Substantial work would be required to put the uranium properties into production, including cleaning out drifts and other underground passages, pumping water out of the mines, and sampling to ascertain whether a commercially viable ore body exists on any of the properties. This work will require significant capital expenditures.

     SHEEP MOUNTAIN - WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these assets were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, the Company received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remains unresolved. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

     THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

     In fiscal 1991, we entered into an agreement to sell 50 percent of our interests in the Green Mountain uranium claims, and certain other rights, to Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY, to develop these assets in the GMMV with funding provided by Kennecott. For detailed explanation of the GMMV agreement, please see U.S. Energy Corp.'s 1999 Form 10-K at pages 8-11.

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

     In September 2000, Kennecott filed a lawsuit to dissolve the GMMV and we counterclaimed for damages. This lawsuit was settled on September 11, 2000. Kennecott paid USECC $3,250,000 to acquire all of our (and Crested's and USECC's) interest in the GMMV, its properties and the Sweetwater Uranium Mill (with certain exceptions). Kennecott also assumed all reclamation and other liabilities associated with the GMMV. We and Crested together have retained a 4% net profits royalty in any future uranium oxide produced from the GMMV mining claims through the Sweetwater Mill (currently shut down and not operational).

     When Kennecott has completed necessary reclamation work on the Green Mountain unpatented lode mining claims (including the Round Park uranium deposit proposed to be mined through the Jackpot Mine) Kennecott will quit claim all such mining claims to us and Crested, as well as certain equipment currently being used at the mine (including a compressor and standby generator). Kennecott plans to keep the Sweetwater Mill.

     PLATEAU'S SHOOTARING CANYON MILL AND PROPERTIES

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

     Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M Mine. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $8,818,600 plus and additional $1,082,300 in government securities for bonding future reclamation.

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

     Plateau is the lessee of the Tony M Mine properties (with underground uranium deposits in San Juan County, Utah, located partially on Utah State lease) and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M mine was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings.

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

     SHEEP MOUNTAIN PARTNERS ("SMP")

     SMP PARTNERSHIP. In February 1988, USE acquired uranium mines, mining equipment and mineralized properties (Sheep Mountain Mines) at Crooks Gap in south-central Fremont County, Wyoming, from Western Nuclear, Inc. These Crooks Gap mining properties are adjacent to the Green Mountain uranium properties. USECC mined and milled uranium ore from one of the underground Sheep Mines during fiscal 1988 and 1989. In December 1988, USECC sold 50 percent of the interests in the Crooks Gap properties to Nukem's subsidiary Cycle Resource Investment Corporation ("CRIC") for cash. The parties thereafter contributed the properties to and formed Sheep Mountain Partners ("SMP"), in which USECC received an undivided 50 percent interest. SMP is a Colorado general partnership formed on December 21, 1988, between USECC and Nukem, Inc. then of Stamford, CT ("Nukem") through its wholly-owned subsidiary CRIC. Each group provided one-half of $315,000 to purchase equipment from Western Nuclear, Inc.; USECC also contributed its interests in three uranium supply contracts to SMP and agreed to be responsible for property reclamation obligations. The SMP Partnership agreement provided that each partner generally had a 50 percent interest in SMP net profits, and an obligation to contribute 50 percent of funds needed for partnership programs or discharge of liabilities. Capital needs were to have been met by loans, credit lines and contributions. Nukem is a uranium brokerage and trading concern. See Item 3, Legal Proceedings, for information on litigation with Nukem and CRIC.

     SMP PROPERTIES. USE , Crested and/or USECC own 98 unpatented lode mining claims and a 644 acre Wyoming State Mineral Lease in the Crooks Gap area.

         An ion exchange plant located on the properties (to remove natural soluble uranium from mine water) was reclaimed and the plant disposed of at the Sweetwater Mill impoundment facility in fiscal 2002.

     Permits to operate existing mines (now shut down) on the Crooks Gap properties have been issued by the State of Wyoming. Amendments are needed to open new mines within the permit area. As a condition to issuance of the permits, a NPDES water discharge permit under the Clean Water Act has been obtained. Monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. During the past two years, USECC did not discharge wastewater into Crooks Creek, and the mine water is presently being discharged into the USECC McIntosh Pit.

     URANIUM MARKET INFORMATION.

     URANIUM SPOT MARKET. Uranium exchange value spot price as reported by Tradetech was $9.85/lb. U3O8 on July 31, an increase from an unrestricted value of $7.95/lb U3O8 and restricted value of $8.95/ U3O8 at July 31, 2001. During the first half of 2002, total spot market volume was approximately 8.4 million lbs. U3O8 which was 3.8 million lbs. for the first half of 2001, or an increase of 4.5 million lbs. U3O8.

     URANIUM LONG-TERM MARKET. The long-term market has been active in 2002 with the long-term contracts reported by market analysts to have exceeded 10.9 million pounds of U3O8 during the first half of 2002. The uranium price indicator published by Tradetech was at $10.75 per pound U3O8 at July 31, 2002, up from the $10.00/lb. at July 31, 2001.

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

     Surface and mineral rights holding costs will be approximately $90,000 from June 1, 2002 through May 31, 2003. Property taxes for fiscal 2003 are estimated to be $20,000.

     The leases are for varying terms, and require rental fees, advance production royalties, real property taxes and insurance.

     PERMITS. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation.

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

     Advance royalties are paid in equal quarterly installments until: (i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. USE recognized $108,500 and $132,600 of revenues in fiscal 2001 and 2000 related to this royalty interest. Phelps Dodge ceased making the quarterly installments in July 2001.

     The Agreement with AMAX also provides that USE and Crested receive $2,000,000 when the Mt. Emmons properties are put into production and, in the event AMAX sells its subsidiary, Mt. Emmons Mining Company, or its interest in the molybdenum properties, USE and Crested are to receive 15% of the first $25,000,000 received by AMAX.

     USE and Crested are in litigation with Phelps Dodge concerning the Agreement and the properties, see "Item 3 - Legal Proceedings."

     OIL AND GAS

     FORT PECK LUSTRE FIELD (MONTANA). We operate a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

COMMERCIAL OPERATIONS

     MOTEL, REAL ESTATE AND OTHER OPERATIONS AND ASSETS. We own varying interests, alone and with Crested, in affiliated companies engaged in real estate, and other commercial businesses. Activities of these and other subsidiaries include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming (which has been sold), and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

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

     The Company and Crested also own a fixed base aircraft facility at the Riverton Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This facility is on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The operation for services to the public was shut down late in fiscal 2002.

     The Company and Crested also own 17 semi-developed lots on 26.8 acres and 63 acres of undeveloped land near the Riverton Regional Airport, and three mountain sites covering 16 acres in Fremont County, Wyoming. Also in Riverton, Wyoming, the Company owns four city lots and a 9-acre tract with improvements including two smaller office buildings and two other buildings with 12,000 square feet of office facilities, and repair and maintenance shops containing 8,000 square feet.

     USECC owns 182 acres of undeveloped land in and near Gunnison, Colorado.

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

                                    EMPLOYEES

     USE has approximately 33 full-time employees, down from 55 in July 2001. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

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

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $286,300 during fiscal 2003. RMG is obligated for $96,400 of this amount to keep the leases in effect.

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

ITEM 3.  LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Other proceedings which were pending in fiscal 2002 have been settled or otherwise finally resolved.

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

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held on December 13, 2002.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The matter has been settled, with USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS DODGE LITIGATION

     U.S. Energy Corp. and its majority-owned subsidiary, Crested Corp., d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations from USECC's agreement with Phelps Dodge's predecessor companies, concerning a mining property in Colorado.

     The litigation stems from agreements that date back to 1974 when U.S. Energy and Crested Corp. leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax Minerals Company (Cyprus
Amax).

     The complaint filed by Phelps Dodge and MEMCO seeks a determination that Phelps Dodge's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, U.S. Energy and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, Phelps Dodge formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and Phelps Dodge stock exceeding $1 billion and making Cyprus Amax a subsidiary of Phelps Dodge. Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to U.S. Energy and Crested Corp.) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to U.S. Energy and Crested Corp. until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated, and further, that USECC should repay $948,109 of royalties paid to USECC from 1993 through 2000, because those payments were made by mistake.

     The third issue in the litigation is whether USECC must, under terms of a 1987 royalty deed, accept Phelps Dodge's and MEMCO's forth-coming conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. Phelps Dodge's and MEMCO's threatened reconveyance would require USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     The properties are comprised of 10 unpatented lode mining claims (for which patents are expected to be issued by the BLM in the near future), and 770 unpatented lode mining claims, for a total of 15,600 acres.

     As added counterclaims, USECC seeks (i) damages for defendants' breach of covenants of good faith and fair dealing; (ii) damages for defendants' failure to develop the Mt. Emmons properties and not protecting USECC's rights as revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of defendants; (iv) damages for breach of the defendants' fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties; and
(v) damages relating to defendants' actions in violation of federal and Colorado anti-trust and constraint of trade laws.

     USECC also seeks a declaratory judgment of its rights and liabilities under the agreements affecting the Mt. Emmons properties; an injunction against defendants prohibiting the conveyance of the properties to USECC with the water treatment plan; an injunction against further waste of the properties by the defendants; an injunction requiring defendants to divest their molybdenum holdings (including the Mt. Emmons properties); and an injunction requiring defendants to assist USECC in mining molybdenum from the Mt. Emmons properties.

     On August 2, 2002, Phelps Dodge ad MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. An order has been entered by the Court setting the Scheduling/Planning Conference in the case for September 12, 2002.

     Except for the parties' claims regarding payment of the $3.75 million due on the sale of MEMCO, payments of royalties, and responsibility going forward for payment of the operating costs of the water treatment plan, the financial impact to U.S. Energy Corp. and Crested Corp. of favorable or unfavorable outcomes in the litigation presently is not determinable.

     SUTTER GOLD LITIGATION

     On or about March 13, 2002, the Company's subsidiary, Sutter Gold Mining Company, was served with a complaint filed in the Superior Court of Amador County, California, Case Number 02CU2051. The plaintiff is Edward A. Swift individually and as a trustee and the other defendant is Meridian Minerals Company (Meridian). The litigation involves a mining lease entered into in 1989 between Plaintiffs and Defendant Meridian on the rental of Plaintiffs' land. Plaintiffs contend Defendants owe them $136,186 for past due rent and some $12,000 in unpaid taxes and for fence repair. Defendant Sutter Gold, has filed an answer generally denying the complaint and the case is pending. We have negotiated the terms of a settlement but due to the death of one of the essential parties in the matter, finalization of the settlement has been delayed. We hope to finalize a settlement in calendar 2002.

     ROCKY MOUNTAIN GAS LITIGATION

     On or about April 1, 2002, the Company's subsidiary, Rocky Mountain Gas, Inc. ("RMG") was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA, against the United States Bureau of Land Management ("BLM"), RMG and certain of its affiliates (including U.S. Energy Corp. and Crested Corp.), and joined some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et al by the BLM in the Powder River Basin of Montana and for other relief. RMG and its affiliates have not yet answered or otherwise pled to the complaint.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by U.S. Energy Corp. or Crested Corp. in their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases. However, RMG holds BLM leases on 88,411 gross acres in Montana (in the Castle Rock and Kirby prospects), which equals 31.5% of RMG's total coalbed methane leases. An adverse court ruling to the effect that all or a substantial portion of the BLM leases in Montana are invalid could materially and adversely impact RMG. No trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                                      PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis by the National Market System ("NMS") of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The range by quarter of high and low sales prices is set forth below for fiscal 2002 and 2001.

                                                 High              Low
                                                 ----              ---
     Fiscal year ended May 31, 2002
     ------------------------------
          First quarter ended 8/31/01            $6.05            $3.56
          Second quarter ended 11/30/01           4.15             3.09
          Third quarter ended 2/29/02             5.27             3.50
          Fourth quarter ended 5/31/02            4.30             3.29

     Fiscal year to ended May 31, 2001
     ---------------------------------
          First quarter ended 8/31/00            $3.00            $1.75
          Second quarter ended 11/30/00           3.38             1.75
          Third quarter ended 2/28/01             4.00             2.00
          Fourth quarter ended 5/31/01            6.25             3.56

(b)  Holders

(1) At August 15, 2002, the closing market price was $3.05 per share and there were approximately 714 shareholders of record. As of August 26, 2002, we have 12,075,493 shares of common stock issued and outstanding, including shares owned by our subsidiaries and shares in officers' and directors' names that are subject to forfeiture.

(2)  Not applicable.

(c) We have not paid any cash dividends with respect to common stock. There are no contractual restrictions on our present or future ability to pay cash dividends, however, we intend to retain any earnings in the near future for operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables show certain selected historical financial data for USE for the five years ended May 31, 2002. The selected financial data is derived from and should be read with the financial statements for USE included in this Report.

                                                                      May 31,
                               ---------------------------------------------------------------------------------
                                   2002             2001              2000            1999              1998
                                   ----             ----              ----            ----              ----

Current assets                 $  4,897,600     $  3,330,000     $  3,456,800     $ 12,718,900      $ 14,301,000
Current liabilities               1,406,400        2,396,700        6,617,900        5,355,600         6,062,100
Working capital (deficit)         3,491,200          933,300       (3,161,100)       7,363,300         8,238,900
Total assets                     30,537,900       30,465,200       30,876,100       33,391,000        45,019,100
Long-term obligations(1)         14,949,100       14,981,500       14,025,200       14,526,900        14,468,600
Shareholders' equity             10,597,200        7,320,600        4,683,800       10,180,300        17,453,500

(1)Includes $8,906,800, $8,906,800, $8,906,800, $8,860,900, and $8,778,800, of
accrued reclamation costs on mining properties at May 31, 2002, 2001, 2000, 1999 and 1998, respectively. See Note K of Notes to Consolidated Financial Statements.

                                                            For Years Ended May 31,
                                 ----------------------------------------------------------------------------
                                     2002             2001            2000            1999            1998
                                     ----             ----            ----            ----            ----

Operating revenues               $   2,004,100   $  3,263,000   $   3,303,900   $   3,788,600    $ 6,132,600

 Loss from
   continuing operations           (7,454,200)     (7,517,800)    (11,356,100)    (22,713,300)    (4,984,900)

Other income & expenses             1,319,500       8,730,800         802,200       6,655,500      5,349,900

(Loss) income before minority
   interests, equity in (loss)
   income of affiliates,
   discontinued operations,
   and income taxes                (6,134,700)      1,213,000     (10,553,900)    (16,057,800)      (365,000)

Minority interest in loss
   (income) of consolidated
   subsidiaries                        39,500         220,100         509,300      4,468,400        (772,500)

Equity in loss of affiliates           --              --              (2,900)       (59,100)       (575,700)

Income taxes                           --             --              --              --             --

Discontinued operations
   net of tax                         (85,900)        488,100        (594,300)         -             -

Preferred stock dividends             (86,500)       (150,000)        (20,800)        --             --
                                 ------------    -------------  -------------   -------------    -----------

Net (loss) income
   to common shareholders        $ (6,267,600)   $  1,771,200   $ (10,662,600)  $ (11,648,500)   $     (983,200)
                                 ============    ============   =============   =============    ==============

                                                                For Years Ended May 31,
                                        ----------------------------------------------------------------------
                                           2002            2001           2000           1999            1998
                                           ----            ----           ----           ----            ----

Per share financial data

Operating revenues                      $   0.22       $   0.42        $   0.43       $   0.53       $   0.92

Loss from
   continuing operations                   (0.80)         (0.96)          (1.39)         (3.18)         (0.75)

Other income & expenses                     0.14           1.11            0.01           0.93           0.80

(Loss) income before minority
   interests, equity in income
   (loss) of affiliates,
   discontinued operations, and
   income taxes                            (0.66)           0.15       $  (1.38)      $  (2.25)      $   0.05

Minority interest in loss (income)
   of consolidated subsidiaries             0.01           0.03            0.07           0.63          (0.12)

Equity in loss of affiliates                --             --              --            (0.01)         (0.08)

Discontinued operations                    (0.01)          0.06           (0.08)          --             --

Income taxes                                --             --              --             --             --

Preferred stock dividends                  (0.01)         (0.01)           --             --             --
                                        --------       --------        --------       --------       --------

Net income (loss)
   per share, basic                     $  (0.67)      $   0.23        $  (1.39)      $  (1.63)      $  (0.15)
                                        ========       ========        ========       ========       ========

Net income (loss)
   per share diluted                    $  (0.67)      $   0.21        $  (1.39)      $  (1.63)      $  (0.15)
                                        ========       ========        ========       ========       ========

Cash dividends per share                $    -0-       $    -0-        $    -0-       $    -0-       $    -0-
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

CRITICAL ACCOUNTING POLICIES

     OIL AND GAS PRODUCING ACTIVITIES

     We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     Once we begin production, all capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Such assessments could cause the Company to reduce the carrying values of the properties.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value,"discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2002, our cash position increased by $1,878,800 over the prior balance at May 31, 2001 to a cash balance of $2,564,300. This increase came as a result of $1,822,300 and $3,391,300 being generated in investing activities and financing activities, respectively. This increase in cash of $5,213,600 was offset by a reduction of $3,334,800 which was consumed in operations.

     Operations for the fiscal year ended May 31, 2002, resulted in a net loss of $6,267,600. The major noncash components of the net loss for the year were:
Depreciation of $541,500; impairment of goodwill of $1,622,700; services which were paid for with our common stock $787,700; gain on the sale of assets of $812,700; provision for bad debts of $171,200; noncash compensation of $535,200; and the net change in assets and liabilities of $115,200.

     During December 2001, we purchased equity in Rocky Mountain Gas, Inc. ("RMG") from certain minority shareholders under the terms of their initial investment which allowed for a conversion to shares of our common stock if certain conditions were not met. Subject to those conversion terms, we purchased 1,105,499 shares of RMG stock (adding to our original consolidated ownership an additional 8.7% ownership interest in RMG), by issuing a total of 912,233 shares of our common stock at $3.92 per share. An impairment of $1,622,700 was taken on this investment in RMG during the third quarter of fiscal 2002 as

RMG had no production and to bring the total investment in RMG carried on our books in line with the fair market value of RMG assets, the impairment was taken.

     During fiscal 2002, there were shares of our common stock and warrants issued to our outside directors and consultants, which were valued at a total of $787,700 in a noncash payment for services rendered. Our directors received 3,429 shares of our common stock valued at $14,400 for annual director's fees; consultants received 45,000 shares of our common stock in exchange for $148,100 in consulting services and other consultants and investors received warrants valued at $625,200. The $535,200 in noncash compensation was through the funding of our ESOP with 70,075 shares of our common stock valued at $236,900 and the amortization of various Company stock bonus plans in the amount of $298,300.

     We sold our controlling interest in Ruby Mining Company ("Ruby") to Admiralty Corporation ("Admiralty") of Atlanta, Georgia in fiscal 2001. Admiralty has developed technology that differentiates ferrous from non-ferrous metals in sea water. This technology is used to explore for and recover sunken treasures. Admiralty paid us $100,000 and signed a promissory note for $225,000 for the purchase of Ruby. Admiralty defaulted on the payment of the promissory note. As a result, we recorded a provision for doubtful accounts for the balance due under the Admiralty note of $171,200.

     Investing activities provided $1,822,300 during fiscal 2002. The primary components of this source of cash was the sale of an interest in RMG's coalbed methane properties to CCBM, Inc. ("CCBM") of Houston, Texas for $1,125,000; proceeds of $752,000 from the sale of various surplus equipment, and a net change of $406,500 in the investment we have in affiliated companies. Uses of cash in Investing Activities were the expenses incurred in the development of RMG's coalbed methane properties of $142,100; increased value of restricted investments of $236,800 through the reinvestment of interest earned on those investments, and the purchase of $82,300 of equipment.

     RMG assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for the purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at 8% per annum over 41 months (starting on July 31, 2001) with a balloon payment due on the forty-second month. The note is secured by a pledge of CCBM's interest in the properties of RMG being purchased by CCBM. All payments on the promissory note principal, $1,125,000 were taken against our full cost pool of coalbed methane gas properties. CCBM has made all payments due under the terms of the promissory note. CCBM also agreed to pay $5,000,000 to drill and complete coalbed methane wells on RMG's properties. One half of this amount, $2,500,000 will be credited against any drilling or property development costs that are the obligation of RMG. As of May 31, 2002, the total amount expended by CCBM towards this work commitment was $2,245,000 leaving a balance under the work commitment of $2,755,000 approximately half of which will be spent to cover RMG's commitments in the development of the joint properties.

     RMG did expend $142,100 in the development of coalbed methane properties during fiscal 2002, which were outside the work commitment of CCBM. We maintain cash investments in the amount of $10,015,500, that are dedicated to reclamation liabilities and cannot be used for operations of the Company. These investments earn interest annually which is used to pay licensing fees on our uranium mill in southern Utah. Any unused earned interest proceeds are reinvested into the restricted investments. During fiscal 2002, restricted investments increased by $236,800.

     Financing activities during fiscal 2002 provided $3,391,300. These proceeds were generated from the sale of common stock of the Company and its subsidiary RMG in the amount of $3,957,400 and proceeds from long term debt, $1,000,000. These cash proceeds from financing activities were partially offset by repayments of the Company's line of credit and other long term debt in the amounts of $650,000 and $547,800, respectively.

     The Company sold 871,592 shares of it common stock in private placements for a total of $2,350,500. Employees of the Company also exercised options to purchase 253,337 shares of the Company's common stock for $602,500. RMG sold 333,333 shares of its common stock in a private placement to outside investors for $1,000,000. These shares of RMG stock were converted to common shares of the Company's common stock as discussed above.

     On May 30, 2002, the Company entered into a debt financing agreement with an independent company. The Company secured $1,000,000 in debt through this transaction which bears interest of 8% per annum and is due quarterly commencing on September 1, 2002. Collateral for the loan is a junior security interest in the assets of the Company. The entire debt is due on or before May 30, 2004. At the option of the lending company, all or any portion of the debt may be repaid with the common stock of the Company or RMG, at the rate of $3.00 per share for Company shares, or $1.50 per share for RMG shares. In addition, the lending company received detached warrants to purchase 120,000 shares of the Company and 120,000 shares of RMG's common stock at $3.00 and $1.50 per share, respectively and a beneficial conversion provision. The Company therefore recognized a discount on the $1,000,000 loan in the total amount of $670,100.

     The balance of the increase in long term debt was for the financing of prepaid insurance and the financing of miscellaneous assets.

     Working capital increased by $2,557,900 from $933,300 at May 31, 2001 to working capital of $3,491,200 at May 31, 2002. This increase in working capital was primarily as a result of the increased cash receipts discussed above.

CAPITAL RESOURCES

     The primary sources of our capital resources are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and development programs; projected production from RMG's coalbed methane properties; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership interest in mineral properties; proceeds under the line of credit; equity financing of the Company's subsidiaries; and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation. We will also continue to receive revenues from our commercial operations in southern Utah.

     Drilling and development capital requirements will be satisfied for the majority of fiscal 2003 from the CCBM work commitment of which there is $2,755,000 remaining as of May 31, 2002. Approximately one-half of this amount will be paid by CCBM on behalf of RMG for its obligations for drilling and property development of coalbed methane properties. There is also a balance of $6,375,000 due from CCBM under its purchase agreement. Under the terms of the promissory note, this amount will continue to be paid at the rate of $125,000 per month plus interest until November 2004 at which time a balloon payment of $2,375,000 is due. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. After CCBM has paid $2,500,000 (33%) of the principal amount of the promissory note, RMG will release 25% of the undivided interest in the coalbed methane properties purchased by CCBM; another 25% when $5,000,000 (66.6%) of the principal is paid, and the balance of the total 50% undivided interest when all of the principal amount of $7,500,000 of the purchase price has been paid.

     Under the agreement with CCBM, CCBM also agreed to use its best efforts to obtain financing to raise no less than $20 million to be used by RMG to acquire more coalbed methane properties. CCBM has not been successful in raising these funds within the terms of the agreement due to market conditions for coalbed methane gas. RMG has extended the time for CCBM to raise the funds to June 30, 2003. If CCBM is unsuccessful in raising the funds to purchase additional coalbed methane properties or for any reason determines to discontinue participation in the development of RMG's coalbed methane properties, RMG will continue to seek equity or industry funding to develop its properties.

     The Company has shut down it mines and has discontinued its mining and construction operations. It therefore has surplus equipment and buildings from these operations. During fiscal 2001 and 2002, the Company sold the majority of its surplus equipment. In addition, the Company owns various raw land which is held as investment property or were intended to be used in mining operations. These properties are no longer needed for the core business of the Company and will be sold. The Company currently has an offer to sell a piece of property in California which was previously held for the development of a mill tailings site for its subsidiary Sutter Gold Mining Company, ("SGMC"). This property was never developed for a tailings site so has no reclamation liability.

     The Company continues to market home and mobile home lots in southern Utah. These fully developed properties are not important to the operations of the Company. The lots were a portion of the assets that the Company acquired when it purchased the Shootaring uranium mill and Ticaboo Townsite. The Company has also listed the commercial operations at Ticaboo for sale. It is the intention of management of the Company to sell this commercial property. The Company also has determined to sell the Shootaring uranium mill. It is the goal of the Company's management to sell the mill as a unit but proposals to sell the mill parts have also been considered. No firm proposal is currently being considered on the mill.

     To assist in financing the holding costs of the Sutter gold properties (which are shut down), the Company developed a mine tour business. After operating the mine tour business for approximately one year, it was determined to lease out the tour business. Proceeds under the lease agreement partially defray the holding costs of the mine property. The Company is currently discussing the potential of either a sale of the property to an industry partner or a possible joint venture agreement to operate the property. Equity financing will be required to develop the mine and mill complex. A decision to further develop the property at Sutter is contingent on the price of gold.

     We currently have a $750,000 line of credit with a commercial bank. As of May 31, 2002, this line of credit has been drawn down by $200,000. The line of credit will be renewed in September of 2002. Due to the sale of mining equipment, which was held as collateral for the line of credit, the limit of the line of credit may be reduced. We also have a $500,000 line of credit through our affiliate Plateau Resources. This line of credit is for the development of the Ticaboo Townsite in southern Utah. Plateau has drawn down $300,000 of this financing facility which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this report.

     We have been involved in litigation with Nukem, Inc. involving SMP for the past eleven years. The U.S. District Court of Colorado has appointed a Special Master to determine the value of the purchase rights, the pounds of uranium and the profits under certain contracts Nukem entered into with 3 CIS Republics, which contracts have been placed in a constructive trust. The Special Master is currently performing the accounting. The Federal Court has ordered that the accounting be completed and filed with the Court by December 6, 2002 with a further status hearing to be held on December 13, 2002. The ultimate outcome of this litigation cannot be determined but management of the Company believes that it will be beneficial to the Company.

     We believe that these cash resources will be sufficient to sustain operations during fiscal 2003.

CAPITAL REQUIREMENTS

     The primary capital requirements during fiscal 2003 are expected to be development of coalbed methane properties; the cost of maintaining our uranium properties that are shut down; the SGMC gold properties holding costs; and general and administrative costs. Estimated capital requirements for fiscal 2003 are: $873,500 for the development and holding costs of coalbed methane properties; costs to maintain uranium properties and associated real estate assets in the amount of $600,000; gold properties holding costs of $230,000, and general and administrative costs of $3,885,000. These allocations and estimates may vary depending on the level of acquisition and drilling RMG participates in during the year.

                    DEVELOPMENT OF COALBED METHANE PROPERTIES
                    -----------------------------------------

     The majority of the fiscal 2003 development costs associated with the coalbed methane properties of RMG has been funded through the CCBM agreement. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non-participating parties. Should we be required to fund any non- participating entities portion of the development programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

                         MAINTAINING MINERAL PROPERTIES
                         ------------------------------

     SMP URANIUM PROPERTIES

     The care and maintenance costs associated with the uranium mineral properties formerly owned by Sheep Mountain Partners ("SMP"), are approximately $28,000 per month. We continue to implement cost cutting measures to reduce the holding cost while at the same time preserving the assets. We have begun the process of reclamation on certain of these mine properties and will continue to do work during fiscal 2003. It is estimated that $50,000 in reclamation work will be completed on the SMP mine properties during fiscal 2003. The Company is seeking final approval from the regulatory agencies of the reclamation work completed on the GMIX water treatment plant during fiscal 2002.

     PLATEAU RESOURCES URANIUM PROPERTIES

     Plateau owns the Ticaboo Townsite, which includes a motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made to lease out all but the motel operations during fiscal 2002. This decision relieved us of the obligation and expense of employees, inventory and risk of loss from the business operations.

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale of the uranium mill. There are no major reclamation projects anticipated on the mill or mine properties during fiscal 2003.

     SUTTER GOLD MINING COMPANY GOLD PROPERTIES

     Due to the depressed market price of gold, the development of the gold properties has been deferred until the price of gold improves. In the meantime, SGMC developed a tourism business to cover the holding costs of the properties. A decision was made to lease out the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mine, shop and mineral leases. We have one employee at the SGMC properties to preserve the core assets and properties. SGMC is in the process of evaluating the potential of selling certain of the nom-essential land positions that it has acquired in developing a mine plan. SGMC is also considering other alternatives such as equity financing or obtain industry partners to develop the property in the event that market prices reach to the level to warrant placing the properties into production.

     Carrying values for the SGMC properties, as of May 31, 2002, are lower than the fair market value of the properties. These assets consist primarily of raw land that was purchased for a mill tailings cell but is no longer needed under the new mine development plan. The land is in the path of a proposed highway development project by the State of California.

                                  DEBT PAYMENTS
                                  -------------

     Debt to non-related parties at May 31, 2002 was $2,559,000 as compared with $2,294,500 at May 31, 2001. The increase in debt to non-related parties of $264,500 consists of debt incurred to finance annual insurance premiums of $250,500; purchase of equipment of $180,600; and the convertible debt in the amount of $1,000,000 from an independent company which was discounted by $670,100 for detached warrants and a beneficial conversion provision, which will be amortized over the life of the debt. During fiscal 2002 the Company made payments on outstanding debt in the amount of $496,500. Payment requirements on this debt during fiscal 2003 is $80,000 of interest on the convertible debt and $205,700 in principal payments on the balance of the debt. Principal requirements of long term debt are $205,700, $540,200, $182,200, $199,000,
$1,036,600 and $394,000 for fiscal 2003 through 2008, respectively. At May 31, 2002, the Company borrowed $200,000 under its $750,000 line of credit with a commercial bank. The line of credit is to be renewed in September of 2002.

                            FEDERAL INCOME TAX ISSUES
                            -------------------------

     During fiscal 2002, the Internal Revenue Service ("IRS") audited our books and records for the fiscal years ended May 31, 1999 and 2000. The audits have been completed and all issues agreed to. There were no changes in the amount of taxes due as a result of these audits. All issues through May 31, 2000 are now settled and the years through then are closed.

                                RECLAMATION COSTS
                                -----------------

     The reclamation obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that only $50,000 of reclamation work will be performed during fiscal 2003. The reserves to pay the reclamation obligations are either real estate holdings of the Company that are pledged or restricted cash investments.

     The reclamation liability on the Plateau uranium mining and milling properties in Utah is $7,382,100 which is reflected on the Balance Sheet as a reclamation liability. This liability is fully funded by cash investments that are recorded as long term restricted assets.

     The reclamation costs of the Sheep Mountain uranium properties in Wyoming are $1,496,800 and are covered by a reclamation bond which is secured by a pledge of certain of our real estate assets.

     The reclamation requirements for the SGMC gold properties is approximately $27,900. This reclamation obligation is bonded with a cash bond.

                              RESULTS OF OPERATIONS
                              ---------------------


FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

Revenues:
--------

     Revenues from operations decreased by $1,258,900 to $2,004,100 during fiscal 2002 from the $3,263,000 recognized during fiscal 2001. Components of this decrease are reductions of $426,500 in motel, real estate and airport operations; mineral sales of $334,300; mineral royalties of $108,500; and management fees of $389,600. Mineral sales during fiscal 2001 resulted from purchase of uranium oxide on the open market to fill uranium sales contracts and the sale of a uranium contract to a third party. We did not supply any of the uranium sold under the contracts from production out of our mines. We have not produced any minerals from mines for several years. The uranium contracts expired and no molybdenum advance royalties have been received since 2001.

     The reduction of motel, real estate and airport operations of $426,500 was primarily as a result of reduced revenues at our Ticaboo motel in southern Utah. The reduction in revenues in the tourism business is attributed to the general decline in the economy as well as the negative effect that the terrorist attacks have had on people's desire to travel.

     There were no mineral sales during fiscal 2002 while there was one delivery under a uranium contract as well as the sale of one of the Company's uranium contracts to a third party during fiscal 2001. Currently the Company does not have any delivery contracts for uranium or any other mineral. Depending on the outcome of the SMP litigation, the Company may well have CIS pounds of uranium for which it will need to obtain delivery contracts.

     The Company holds a 6% royalty on the Mt. Emmons molybdenum deposit near Crested Butte, CO. Under the provisions of the royalty agreement, the Company and Crested are to receive 50,000 pounds of molybdenum or its cash equivalent annually as an advance royalty. The royalty agreement was originally made with AMAX, Inc., which was purchased by Cyprus Minerals Company in 1993 and changed its name to Cyprus Amax Minerals Company ("Cyprus Amax"). In 1999, Cyprus Amax was purchased by Phelps Dodge Corporation. AMAX and Cyprus had made the advance royalty payments to USECC on a timely basis. Phelps Dodge made one advance royalty payment and ceased making payments in fiscal 2001. Phelps Dodge has suspended payments under the advance royalty agreement and has sued the Company. The Company has filed counter claims against Phelps Dodge requesting that the advance royalty and other issues be reinstated. It is not known what the outcome of this litigation will be.

     Management fees were reduced by $389,600 in fiscal 2002 from the prior period due to reduced activity in the entities from which management fees are collected.

Costs and Expenses:
------------------

     During fiscal 2002, costs and expenses were reduced by $1,322,500. This reduction was as a result of reduced activity in our commercial operations in southern Utah because some of the operations were leased to third parties, and the general economy turned down as a result of terrorist attacks. This reduced both revenues as discussed above and costs and expenses of $1,307,300. The holding costs of mineral properties were reduced by $1,661,500 as a result of the Company reducing costs associated with mineral properties that are shut down. The general and administrative costs were reduced by $104,700. In addition to these reductions in costs and expenses, the Company recognized an expense of $123,800 in abandonment of mining equipment during fiscal 2001. There was no abandonment expense in fiscal 2002.

     These reductions in costs and expenses were offset by increases in impairment of goodwill of $1,622,700; provision for doubtful accounts of $171,200 and other expenses of $80,900. The impairment of goodwill came as a result of the Company purchasing an additional 8.7% of RMG equity or 1,105,499 shares of RMG stock by issuing 912,233 shares of the Company's common stock. The shares of the Company's common stock were valued at $3.92 per share. An impairment of $1,622,700 was taken on this investment in RMG as RMG had no gas production and the impairment brought the total investment in RMG in line with the fair market value of the RMG assets.

     A provision for doubtful accounts was provided on the balance of a note receivable that the Company held for the sale of Ruby Mining Company to Admiralty Corporation. The note was in the original amount of $225,000 and had been reduced to $171,200. The note went in default during fiscal 2002 at which time the Company began negotiations with Admiralty to resolve the issue of the outstanding balance. Terms were reached which required Admiralty to pay interest on the note, plus accrued interest, through August 2003, at which time the entire note balance would come due. Due to the financial condition of Admiralty, it is not known if that company will be able to pay off the balance of the note. The entire amount of the note was therefore reserved.

Other Income and Expenses:
-------------------------

     Gain on sale of assets income decreased by $350,900 during fiscal 2002 to $812,700. This decrease was as a result of the sale of a majority of the surplus mining equipment that the Company had for sale during the prior year. During fiscal 2002, there was no income from litigation settlements while during fiscal 2001 there was $7,132,800 in litigation settlement as a result of the Company settling all issues appertaining to the Kennecott litigation. Interest income increased by $152,400 during fiscal 2002 over fiscal 2001 as did interest expense which increased by $80,000 for the same period. These increases were as a result of larger amounts invested in interest bearing accounts and increased debt.

     Operations for the twelve months ended May 31, 2002 resulted in a net loss of $6,267,600 or $0.67 per share as compared to net income of $1,771,200 or $0.23 per share for the previous year.

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

Revenues:
--------

     Operating revenues during fiscal 2001 decreased $40,900 from revenues for the previous year to $3,263,000. This decrease was primarily as a result of a decrease in revenues from motel, real estate and airport operations. This decrease was offset by increases in mineral sales and management fees.

     During fiscal 2001, we recorded $334,300 in revenues from mineral sales compared with no mineral sales revenue during the previous year. The increase was the result of the sale of a uranium delivery contract to a non-affiliated company, and a delivery of uranium made under that market related contract before the sale of the contract. There were no similar sales of uranium during the same period of the prior year. The Company purchased the uranium necessary to deliver to its contract. The Company has not produced uranium for several years.

     Revenues from motel, real estate and airport operations decreased from $2,734,800 at May 31, 2000 to $2,222,400 at May 31, 2001. This decrease is as result of the mine tour at SGMC and the boat storage, restaurant and convenience store operations being leased to third parties by Plateau during fiscal 2001.

     Management fees increased $161,300 to $597,800 during fiscal 2001. This increase was due to RMG operations on which we receive a management fee.

Costs and Expenses:
------------------

     Costs and expenses decreased by $3,879,200 during fiscal 2001 to $10,780,800 from $14,660,000 during the previous year. This reduction in costs and expenses came as a result of reduced motel, real estate and airport operations expense of $151,100, and general and administrative costs and expenses of $3,805,900. These reductions in costs and expenses were offset by increases in mineral holding costs and expenses of $662,600; and abandonment of mining equipment of $123,800.

     General and administrative costs during fiscal 2000 were significantly higher than those experienced during fiscal 2001 due to a noncash charge to operations of $3,139,100 as a result of the issuance of common shares of RMG stock below the market. Other reductions in general and administrative costs and expenses during fiscal 2001 were related to a reduction of staff.

Other Income and Expenses:
-------------------------

     As a result of the settlement of the Kennecott litigation, $7,132,800 was recorded as revenue during fiscal 2001. This revenue has two components: (1) Noncash revenues as a result of the recognition of $4,000,000 of a deferred GMMV purchase option payment that was received in 1997 and (2) the receipt of cash from Kennecott as a result of the settlement, $3,132,800 - net of accounts receivable from GMMV.

     During the fiscal 2001, we recognized a gain of $1,163,600 from the sale of equipment that was determined to be surplus. One component of this amount was the sale of certain GMMV assets that were distributed to the Company from the GMMV upon the resolution of the Kennecott litigation. The other main components of this increase are the final royalty payment received from the sale of The Brunton Company of $233,000, and the sale of a real estate property in Colorado of $264,600.

     Operations for the fiscal year ended May 31, 2001, resulted in earnings of $1,771,200 or $0.21 per share fully diluted as compared to a loss of $10,621,000 or $1.33 per share fully diluted for the fiscal year ended May 31, 2000.

                                FUTURE OPERATIONS
                                -----------------

     We have generated operating losses in each of the last three years as a result of costs associated with shut down mineral properties. We have maintained some of our investments in gold and uranium properties that have not generated operating revenues. These properties require expenditures for items such as permitting, care and maintenance, holding fees, corporate overhead and administrative expenses. Success in the minerals industry is dependent on the price that a producer can receive for its minerals. We cannot predict what the long term price for gold and uranium will be and therefore cannot predict when, or if, we will generate net income from these operations.

     At May 31, 2002 we are committed to be in the coalbed methane business well into the future. Uranium prices and market projections are being evaluated. Decisions to liquidate part or all of the Company's uranium holdings are being considered. We are also evaluating its commitment to the gold business depending on the price for gold recovering.

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

     NATURAL GAS. Our decision to expand into the coalbed methane gas industry were predicated on the projections for natural gas demand and prices.

     URANIUM AND GOLD. Changes in the prices of uranium and gold will affect our operational decisions in the future. Currently, both gold and uranium are at low prices. We continually evaluate market trends and data. We do not plan to go forward with any work on our uranium and gold properties until the market price for these metals increase and remain at profitable levels.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during fiscal 2003.

ITEM 8.  FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation S-X for the Company follow immediately. Please note that the financial information contained in these financial statements for the year ended May 31, 2000 was audited by Arthur Andersen LLP who has ceased operations. A copy of Arthur Andersen's previously issued audit report, dated September 11, 2000 is included in this filing. This report has not been revised. This report refers to financial information for the two years ended May 31, 2000. However, only the information for the year ended May 31, 2000 is included in the financial statements filed with this report.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of May 31, 2002 and May 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of U.S. ENERGY CORP. AND SUBSIDIARIES as of and for the year ended May 31, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements before the reclassifications described in Notes B and L in their report dated September 11, 2000.

As described in Notes B and L, the financial statements include certain reclassifications. We have audited the reclassifications that were applied to the 2000 financial statements. In our opinion, such reclassification adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such reclassification adjustments and accordingly, we do not express an opinion or any form of assurance on the 2000 financial statements taken as a whole.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses from operations and has a substantial accumulated deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            GRANT THORNTON LLP


Denver, Colorado,
July 18, 2002

     The report that appears below is a copy of the report issued by the Company's previous independent auditor, Arthur Andersen, LLP. That firm has discontinued performing auditing and accounting services.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To U.S. Energy Corp.:

We have audited the accompanying balance sheet of U.S. Energy Corp. (a Wyoming corporation) as of May 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. as of May 31, 2000, and the results of operations and cash flows for the year ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                 ARTHUR ANDERSEN LLP


Denver, Colorado
September 11, 2000

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     May 31,
                                                         -------------------------------
                                                              2002              2001
                                                         ------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                           $  2,564,300      $    685,500
     Accounts receivable:
       Trade, net of allowance of $27,800                     768,800         1,319,300
       Affiliates                                             132,800            74,200
     Current portion of long-term notes                       229,000           225,000
     Assets held for resale and other                       1,111,100           983,800
     Inventory                                                 86,600            42,200
                                                         ------------      ------------
       Total current assets                                 4,897,600         3,330,000

INVESTMENTS AND ADVANCES:
     Affiliates                                                  --              16,200
     Restricted investments                                10,015,500         9,778,700
                                                         ------------      ------------
       Total investments and advances                      10,015,500         9,794,900

PROPERTIES AND EQUIPMENT:
     Land                                                   1,764,100         1,771,800
     Buildings and improvements                             8,501,300         8,425,400
     Machinery and equipment                                5,107,700         5,536,900
     Proved oil and gas properties, full cost method        1,773,600         1,773,600
     Unproved coalbed methane  properties,
       excluded from amortization                           4,995,600         5,881,700
                                                         ------------      ------------
       Total property and equipment                        22,142,300        23,389,400
     Less-accumulated depreciation,
       depletion and amortization                          (7,584,200)       (7,285,100)
                                                         ------------      ------------
         Net property and equipment                        14,558,100        16,104,300

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate and equipment sales                         36,800            42,400
       Employees                                               65,000           180,300
     Deposits and other                                       969,900         1,013,300
                                                         ------------      ------------
       Total other assets                                   1,071,700         1,236,000
                                                         ------------      ------------
     Total assets                                        $ 30,537,900      $ 30,465,200
                                                         ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            May 31,
                                                                ------------------------------
                                                                    2002               2001
                                                                ------------      ------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $    758,600      $  1,404,300
     Prepaid drilling costs                                          242,100              --
     Current portion of long-term debt                               205,700           142,400
     Line of credit                                                  200,000           850,000
                                                                ------------      ------------
       Total current liabilities                                   1,406,400         2,396,700

LONG-TERM DEBT                                                     2,353,300         2,152,100

RECLAMATION LIABILITY                                              8,906,800         8,906,800

OTHER ACCRUED LIABILITIES                                          2,544,200         2,777,800

DEFERRED TAX LIABILITY                                             1,144,800         1,144,800

MINORITY INTERESTS                                                   575,300         1,177,800

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
     $.01 par value; 500,788 and 433,788
     shares issued, forfeitable until earned                       3,009,900         2,748,600

PREFERRED STOCK,
     $.01 par value; 1,000 shares authorized,
       0 and 200 shares issued and outstanding respectively             --           1,840,000

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; unlimited shares
       authorized; 11,720,818 and 8,989,047 and
       shares issued, respectively                                   117,200            90,000
     Additional paid-in capital                                   48,278,500        38,681,600
     Accumulated deficit                                         (34,567,600)      (28,300,000)
     Treasury stock at cost, 959,725 and 949,725
       shares, respectively                                       (2,740,400)       (2,660,500)
     Unallocated ESOP contribution                                  (490,500)         (490,500)
                                                                ------------      ------------
         Total shareholders' equity                               10,597,200         7,320,600
                                                                ------------      ------------
       Total liabilities and shareholders' equity               $ 30,537,900      $ 30,465,200
                                                                ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended May 31,
                                                  ------------------------------------------------
                                                     2002                2001                2000
                                                  ------------      ------------      ------------
OPERATING REVENUES:
    Motel, real estate and airport operations     $  1,795,900      $  2,222,400      $  2,734,800
    Mineral sales                                         --             334,300              --
    Mineral royalties                                     --             108,500           132,600
    Management fees                                    208,200           597,800           436,500
                                                  ------------      ------------      ------------
                                                     2,004,100         3,263,000         3,303,900

OPERATING COSTS AND EXPENSES:
    Motel, real estate and airport operations        1,928,900         3,236,200         3,387,300
    Mineral holding costs                            1,707,800         3,369,300         2,706,700
    General and administrative                       3,946,800         4,051,500         7,857,400
    Abandonment of mining equipment                       --             123,800              --
    Provision for doubtful accounts                    171,200              --             708,600
    Other                                               80,900              --                --
    Impairment of goodwill                           1,622,700              --                --
                                                  ------------      ------------      ------------
                                                     9,458,300        10,780,800        14,660,000
                                                  ------------      ------------      ------------

OPERATING LOSS                                      (7,454,200)       (7,517,800)      (11,356,100)

OTHER INCOME & EXPENSES
    Gain on sales of assets                            812,700         1,163,600            71,400
    Litigation settlements, net                           --           7,132,800              --
    Interest income                                    852,100           699,700           813,600
    Interest expense                                  (345,300)         (265,300)          (82,800)
                                                  ------------      ------------      ------------
                                                     1,319,500         8,730,800           802,200
                                                  ------------      ------------      ------------

(LOSS) INCOME BEFORE MINORITY INTEREST
    AND EQUITY IN LOSS OF AFFILIATES                (6,134,700)        1,213,000       (10,553,900)

MINORITY INTEREST IN LOSS
    OF CONSOLIDATED SUBSIDIARIES                        39,500           220,100           509,300

EQUITY IN LOSS OF AFFILIATES                              --                --              (2,900)
                                                  ------------      ------------      ------------

(Continued)


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                                  Year Ended May 31,
                                                  -------------------------------------------------
                                                      2002              2001               2000
                                                  ------------      -------------     -------------
(LOSS) INCOME BEFORE
     INCOME TAXES                                   (6,095,200)        1,433,100       (10,047,500)

PROVISION FOR INCOME TAXES                                --                --                --
                                                  ------------      ------------      ------------

NET (LOSS) INCOME FROM
     CONTINUING OPERATIONS                          (6,095,200)        1,433,100       (10,047,500)

DISCONTINUED OPERATIONS, NET OF TAX                    (85,900)          488,100          (594,300)
                                                  ------------      ------------      ------------

NET (LOSS) INCOME                                   (6,181,100)        1,921,200       (10,641,800)
                                                  ------------      ------------      ------------

PREFERRED STOCK DIVIDENDS                              (86,500)         (150,000)          (20,800)
                                                  ------------      ------------      ------------

NET (LOSS) INCOME TO
     COMMON SHAREHOLDERS                          $ (6,267,600)     $  1,771,200      $(10,662,600)
                                                  ============      ============      ============

NET (LOSS) INCOME PER SHARE BASIC
     FROM CONTINUED OPERATIONS                    $      (0.66)     $       0.17      $      (1.31)
     FROM DISCONTINUED OPERATIONS                        (0.01)             0.06             (0.08)
                                                  ------------      ------------      ------------
                                                  $      (0.67)     $       0.23      $      (1.39)
                                                  ============      ============      ============

NET (LOSS) INCOME
     PER SHARE DILUTED
     FROM CONTINUED OPERATIONS                    $      (0.66)     $       0.15      $      (1.31)
     FROM DISCONTINUED OPERATIONS                        (0.01)              .06             (0.08)
                                                  ------------      ------------      ------------
                                                  $      (0.67)     $       0.21      $      (1.39)
                                                  ============      ============      ============

BASIC WEIGHTED AVERAGE
     SHARES OUTSTANDING                              9,299,359         7,826,001         7,673,475
                                                  ============      ============      ============

DILUTED WEIGHTED AVERAGE
     SHARES OUTSTANDING                              9,299,359         8,487,680         7,673,475
                                                  ============      ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                Common Stock               Additional
                                          --------------------------        Paid-In         Accumulated
                                            Shares           Amount         Capital           Deficit
                                            ------           ------       ------------     -------------

Balance May 31, 1999                      8,550,624     $     85,600     $ 33,014,900     $(19,408,600)

Funding of ESOP                             123,802            1,200          370,200             --
Issuance of common stock
   to outside directors                       6,020              100           21,000             --
Issuance of common stock for
   purchase of subsidiary stock              73,109              700          259,900             --
Forfeitable shares earned                     9,600              100           88,000             --
Treasury stock from consolidation
   of subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.                    --               --               --               --
Unrealized gain on sale of
   subsidiary stock                            --               --          1,053,700             --
Noncash compensation
   paid by subsidiary                          --               --          2,990,000             --
Writedown of unallocated
   ESOP contribution                           --               --               --               --

Net Loss                                       --               --               --        (10,662,600)
                                          ---------     ------------     ------------     ------------

Balance May 31, 2000                      8,763,155     $     87,700     $ 37,797,700     $(30,071,200)
                                          =========     ============     ============     ============


                                       47a

                                               Treasury Stock             Unallocated          Total
                                            -------------------------         ESOP          Shareholders'
                                            Shares          Amount        Contribution         Equity
                                            ------          ------        -------------     -------------


Balance May 31, 1999                        930,532     $ (2,584,600)     $   (927,000)     $ 10,180,300

Funding of ESOP                                --               --                --             371,400
Issuance of common stock
   to outside directors                        --               --                --              21,100
Issuance of common stock for
   purchase of subsidiary stock                --               --                --             260,600
Forfeitable shares earned                      --               --                --              88,100
Treasury stock from consolidation
   of subsidiaries Ruby Mining Co.
   and Northwest Gold, Inc.                  14,193          (55,300)             --             (55,300)
Unrealized gain on sale of
   subsidiary stock                            --               --                --           1,053,700
Noncash compensation
   paid by subsidiary                          --               --                --           2,990,000
Writedown of unallocated
   ESOP contribution                           --               --             436,500           436,500

Net Loss                                       --               --                --         (10,662,600)
                                            -------     ------------      ------------      ------------

Balance May 31, 2000                        944,725     $ (2,639,900)     $   (490,500)     $  4,683,800
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



                                       47b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                         Common Stock                Additional
                                     --------------------------       Paid-In         Accumulated
                                       Shares           Amount        Capital           Deficit
                                       ------           ------      ------------     --------------

Balance May 31, 2000                 8,763,155     $     87,700     $ 37,797,700     $(30,071,200)

Funding of ESOP                         53,837              500          287,500             --
Issuance of common stock
   to outside directors                  8,532              100           19,100             --
Forfeitable shares earned               29,820              300          193,900             --
Issuance of common stock
   for services rendered                15,000              200           70,400             --
Treasury stock from payment
   on balance of note receivable          --               --               --               --
Sale of Ruby Mining                       --               --             25,800             --
Issuance of common stock
   for exercised options               118,703            1,200          287,200             --
Net income                                --               --               --          1,771,200
                                     ---------     ------------     ------------     ------------

Balance May 31, 2001                 8,989,047     $     90,000     $ 38,681,600     $(28,300,000)
                                     =========     ============     ============     ============

                                      48a

                                          Treasury Stock             Unallocated          Total
                                       -------------------------         ESOP          Shareholders'
                                       Shares          Amount        Contribution         Equity
                                       ------          ------        -------------     -------------



Balance May 31, 2000                   944,725     $ (2,639,900)     $   (490,500)     $  4,683,800

Funding of ESOP                           --               --                --             288,000
Issuance of common stock
   to outside directors                   --               --                --              19,200
Forfeitable shares earned                 --               --                --             194,200
Issuance of common stock
   for services rendered                  --               --                --              70,600
Treasury stock from payment
   on balance of note receivable         5,000          (20,600)             --             (20,600)
Sale of Ruby Mining                       --               --                --              25,800
Issuance of common stock
   for exercised options                  --               --                --             288,400
Net income                                --               --                --           1,771,200
                                     ---------     ------------      ------------      ------------

Balance May 31, 2001                   949,725     $ (2,660,500)     $   (490,500)     $  7,320,600
                                     =========     ============      ============      ============


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



                                       48b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                                 Common Stock              Additional
                                           --------------------------       Paid-In         Accumulated
                                            Shares           Amount         Capital           Deficit
                                            ------           ------       ------------     --------------


Balance May 31, 2001                       8,989,047     $     90,000     $ 38,681,600     $(28,300,000)

Funding of ESOP                               70,075              700          236,200             --
Issuance of common stock
   to outside directors                        3,429             --             14,400             --
Issuance of common stock
   for services rendered                      45,000              500          147,600             --
Issuance of common stock warrants
   for services rendered                        --               --            592,900             --
Treasury stock from payment
   on balance of note receivable                --               --               --               --
Issuance of common stock
   in exchange for preferred stock           513,140            5,100        1,846,400             --
Issuance of common stock
   in exchange for subsidiary stock          912,233            9,100        3,566,900             --
Issuance of common stock
   to purchase property                       61,760              600          246,200             --
Issuance of common stock
   through private placement                 871,592            8,700        2,341,800             --
Issuance of common stock
   for exercised stock warrants                1,205             --              4,500             --
Issuance of common stock
   for exercised options                     253,337            2,500          600,000             --
Net loss                                        --               --               --         (6,267,600)
                                          ----------     ------------     ------------     ------------

Balance May 31, 2002                      11,720,818     $    117,200     $ 48,278,500     $(34,567,600)
                                          ==========     ============     ============     ============

                                      49a

                                                  Treasury Stock            Unallocated          Total
                                            --------------------------         ESOP          Shareholders'
                                             Shares          Amount        Contribution         Equity
                                             ------          ------        -------------     -------------



Balance May 31, 2001                         949,725     $ (2,660,500)     $   (490,500)     $  7,320,600

Funding of ESOP                                 --               --                --             236,900
Issuance of common stock
   to outside directors                         --               --                --              14,400
Issuance of common stock
   for services rendered                        --               --                --             148,100
Issuance of common stock warrants
   for services rendered                        --               --                --             592,900
Treasury stock from payment
   on balance of note receivable              10,000          (79,900)             --             (79,900)
Issuance of common stock
   in exchange for preferred stock              --               --                --           1,851,500
Issuance of common stock
   in exchange for subsidiary stock             --               --                --           3,576,000
Issuance of common stock
   to purchase property                         --               --                --             246,800
Issuance of common stock
   through private placement                    --               --                --           2,350,500
Issuance of common stock
   for exercised stock warrants                 --               --                --               4,500
Issuance of common stock
   for exercised options                        --               --                --             602,500
Net loss                                        --               --                --          (6,267,600)
                                             -------     ------------      ------------      ------------

Balance May 31, 2002                         959,725     $ (2,740,400)     $   (490,500)     $ 10,597,200
                                             =======     ============      ============      ============


Total Shareholders' Equity at May 31, 2002 does not include 500,788 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       49b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended May 31,
                                                       -------------------------------------------------
                                                           2002               2001              2000
                                                       -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $ (6,267,600)     $  1,771,200      $(10,662,600)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Minority interest in loss of
           consolidated subsidiaries                        (39,500)         (220,100)         (509,300)
         Depreciation and amortization                      541,500         1,254,000         1,273,000
         Impairment of goodwill                           1,622,700              --                --
         Impairment of mineral interests                       --             123,800              --
         Noncash services                                   787,700            19,100            21,100
         Noncash dividend                                    11,500              --                --
         Equity in loss from affiliates                        --                --               2,900
         Gain on sale of assets                            (812,700)       (1,163,600)          (71,400)
         Provision for doubtful accounts                    171,200              --             708,600
         Noncash compensation                               535,200           501,700         3,361,400
         Deferred income                                       --          (4,000,000)             --
         Net changes in assets and liabilities:
           Accounts and notes receivable                    799,900         1,241,000          (536,500)
           Other assets                                     (47,500)         (112,700)           92,200
           Prepaid drilling costs                           242,100              --                --
           Accounts payable and accrued expenses           (879,300)         (887,300)         (217,200)
         Reclamation and other                                 --                --              82,100
                                                       ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                    (3,334,800)       (1,472,900)       (6,491,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development of coalbed methane gas properties         (142,100)       (1,187,800)       (4,727,200)
     Development of mining properties                          --              (4,400)          (22,200)
     Proceeds from sale of property and equipment           752,000         2,608,000            78,300
     Proceeds from sale of gas interests                  1,125,000              --                --
     Increase in restricted investments                    (236,800)         (417,700)         (200,600)
     Purchase of property and equipment                     (82,300)         (307,000)       (2,217,800)
     Net change in investments in affiliates                406,500           292,400           (12,500)
                                                       ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                 1,822,300           983,500        (7,102,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock               2,957,400           288,400              --
     Proceeds from issuance of preferred stock                 --                --           1,840,000
     Proceeds from sale of stock by subsidiary            1,000,000              --           2,160,000
     Proceeds from long-term debt                           631,700           619,100           886,400
     Net activity from lines of credit                     (650,000)          200,000           650,000
     Purchase of treasury stock                                --             (20,600)             --
     Repayments of long-term debt                          (547,800)         (828,400)       (1,246,300)
     Cash acquired in purchase of subsidiary                   --                --              47,200
                                                       ------------      ------------      ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                              $  3,391,300      $    258,500      $  4,337,300
                                                       ------------      ------------      ------------


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                         Year Ended May 31,
                                                         -----------------------------------------------
                                                             2002             2001              2000
                                                         ------------     -------------    -------------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                           $  1,878,800     $   (230,900)    $ (9,256,600)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                      685,500          916,400       10,173,000
                                                         ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                       $  2,564,300     $    685,500     $    916,400
                                                         ============     ============     ============

SUPPLEMENTAL DISCLOSURE
     Income tax paid                                     $       --       $       --       $       --
                                                         ============     ============     ============

     Interest paid                                       $    345,300     $    265,300     $     35,800
                                                         ============     ============     ============

NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Issuance of stock to invest in subsidiary           $  3,568,500     $       --       $       --
                                                         ============     ============     ============

     Issuance of stock to retire preferred stock         $  1,840,000     $       --       $       --
                                                         ============     ============     ============

     Sale of assets through notes and
        accounts receivable                              $    442,200     $  1,164,500     $       --
                                                         ============     ------------     ============

     Issuance of stock as deferred compensation          $    261,300     $    358,400     $    201,000
                                                         ============     ============     ============

     Acquisition of assets through issuance of debt      $    180,600     $  1,631,700     $    506,000
                                                         ============     ============     ============

     Acquisition of assets through issuance of stock     $     96,800     $       --       $       --
                                                         ============     ============     ============

     Satisfaction of receivable - employee
        with stock in company                            $     79,900     $       --       $       --
                                                         ============     ============     ============

     Issuance of stock for services                      $     14,400     $     70,500     $       --
                                                         ============     ============     ============

     Issuance of stock for retired employees             $       --       $    194,400     $     88,100
                                                         ============     ============     ============

     Satisfaction of receivable - affiliate
        with stock in affiliate                          $       --       $  3,000,000     $    196,700
                                                         ============     ============     ============

     Issuance of stock warrants in conjunction
        with notes payable                               $    592,900     $       --       $       --
                                                         ============     ============     ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

A.   BUSINESS ORGANIZATION AND OPERATIONS:

     U.S. Energy Corp. and subsidiaries (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in uranium, gold, molybdenum and the Company's mineral properties are currently in a shut down status. The Company holds various real and personal properties used in commercial activities. Most of these activities are conducted through the joint venture discussed below and in Note D.

     The Company was engaged in the maintenance of two uranium properties, one in southern Utah, and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). Sutter Gold Mining Company ("SGMC"), a Wyoming corporation owned 66.3% by the Company at May 31, 2002, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate subject to certain conditions. Rocky Mountain Gas, Inc. ("RMG") was formed in fiscal 2000 to consolidate all methane gas operations of the Company. The Company owns and controls 91.7% of RMG as of May 31, 2002.


     MANAGEMENT'S PLAN
     -----------------

     The Company has generated significant net losses during two of the past three fiscal years ending May 31, 2002 and has an accumulated deficit of approximately $34,567,600 at May 31, 2002. The Company has working capital of approximately $3,491,200 at May 31, 2002 and its cash balance has increased from $685,500 at the prior year end to $2,564,300 at May 31, 2002. Although the cash position of the Company improved during the year ended May 31, 2002, the Company has experienced negative cash flows during fiscal 2001 and 2000 in the amounts of $230,900 and $9,256,600, respectively.

     After the CCBM work commitment has been fully funded, the Company does not have current funds available to fund its portion of the anticipated development activities on its coalbed methane properties. Additionally, the Company's known cash flows through May 31, 2003 for current operations and associated overhead are negative based on current projections. In order to improve liquidity of the Company, management intends to do the following:

     o Increase production from the Bobcat coalbed methane property which was purchased during fiscal 2003. Management believes that production can be increased as the coals are de- watered and more gas wells are placed on production. The Company is also working to assist in reducing the price differential that affects Wyoming gas production. These two factors along with anticipated higher production demand pushing methane gas prices higher should have a significant impact on the Company's cash flows.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     o Continue to reduce its mining and construction activities resulting in surplus equipment and buildings. The Company sold a portion of this equipment during fiscal 2002 and 2001 and plans to continue selling the balance of the surplus equipment and buildings during fiscal 2003. This reduction in equipment and buildings will improve cash flow of the Company.

     o Sell home and mobile home lots at its commercial operations in southern Utah. These lots are no longer needed for current operations and will provide cash flows to the Company.

     o Sell the Ticaboo Townsite in southern Utah. Included in the townsite is a motel, C store, restaurant/lounge, boat storage and repair facility and undeveloped land. The sale of this property would increase cash position of the Company significantly and would allow the employees of the Company to concentrate on the Company's core business of coalbed methane.

     o Sell raw land in Riverton, Wyoming and Sutter Creek, California. Management intends to sell this land at its fair market value. The land is not needed for the operations of the Company now or into the future. The land in California was originally purchased to be used as a mill tailings cell site. Although the property was permitted for that purpose, no actual construction of the tailings cell has occurred. The State of California has plans to build a highway through the property and has made an offer to purchase the property. The Company has other property for a proposed tailings site.

     o Seek equity funding or a joint venture partner to place the Sutter Gold Mining Company property into production or sell the entire property to an industry partner. Currently, the Company has several third party companies who are looking at options.

     o Raise additional capital through a private placement and a public offering on its subsidiary Rocky Mountain Gas, Inc. The timing of such a public offering will depend on the market prices for methane gas.

     o Reduce overhead expenses and concentrate on its primary business - coalbed methane.

     Additionally, management of the Company believes that funds will be received as a result of the accounting that is currently being conducted by the Special Master under the direction of the U.S. District Court, District of Colorado in the litigation with Nukem, Inc. The Court ordered that the final accounting be delivered to the Court no later than December 6, 2002. Management cannot predict the ultimate outcome of the litigation, however, management of the Company believes it will be beneficial to the Company.

     As a result of these plans, management believes that they will generate sufficient cash flows to meet its current obligations in fiscal 2003.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMC (66.3%), Crested Corp. ("Crested") (70.5%), Yellowstone Fuels Corp. ("YSFC") (35.9%) Rocky Mountain Gas ("RMG") (91.7%), Northwest Gold, Inc. ("NWG") (96%) and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by U.S. Energy Corp. and Crested, through which the bulk of their operations are conducted.

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

RESTRICTED INVESTMENTS

     Based on the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), the Company accounts for its restricted investment in certain securities as held-to-maturity. Held-to-maturity securities are measured at amortized cost. If a decline in fair value of such investments is determined to be other than temporary, the investment is written down to fair value.

INVENTORIES

     Inventories consist primarily of retail inventory of aviation and automobile fuel and associated aircraft parts for motel and airport operations, mining supplies and gold stockpiles. Retail inventories are stated at lower of cost or market using the average cost method. Mine supplies and gold stockpile inventories are stated at the lower of cost or market.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


PROPERTIES AND EQUIPMENT

     Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years. Following is a breakdown of the lives over which assets are depreciated.

          Office Equipment                     3 to 5 years
          Field Tools and Hand Equipment       5 to 7 years
          Vehicles and Trucks                  3 to 7 years
          Heavy Equipment                      7 to 10 years
          Service Buildings                    20 years
          Corporate Headquarter's Building     45 years



OIL AND GAS ASSETS

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

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. During fiscal 2002, the Company recorded an impairment on goodwill that arose from the purchase of additional stock of RMG of $1,622,700. During fiscal 2001, the Company recorded an impairment on its mineral assets of $123,800 in YSFC. As of May 31, 2002, management believes no further impairment is necessary and that the fair market of remaining assets exceeds the carrying value. See Note F for further discussion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The recorded amounts for short-term and long-term debt, approximate fair market value due to the variable nature of the interest rates on the short term debt, and the fact that interest rates remain general unchanged from issuance of the long term debt.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


NET (LOSS) INCOME PER SHARE

     The Company reports net (loss) income per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they were antidilutive, totaled 466,000, 661,679 and 335,420 for the years ended May 31, 2002, 2001 and 2000, respectively.

COMPREHENSIVE INCOME

     There are no components of comprehensive income which have been excluded from net income and, therefore, no separate statement of comprehensive income has been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not determined the timing of adoption. The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financials statements of the Company when adopted.

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

RECLASSIFICATIONS

     Certain reclassifications have been made in the prior years financial statements in order to conform with the presentation for the current year.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


C.       RELATED-PARTY TRANSACTIONS:

     The Company provides management and administrative services for affiliates under the terms of various management agreements. Revenues from services by the Company to unconsolidated affiliates were $78,800, $132,500, and $39,900 and in fiscal 2002, 2001, and 2000, respectively. The Company has $132,800 of receivables from unconsolidated subsidiaries as of May 31, 2002.

     As of May 31, 2002, the Company had notes receivable due from certain directors and employees of the Company totaling $65,000 due December 31, 2002. This indebtedness is secured by 144,000 shares of the Company's common stock. During fiscal 2002, this debt was reduced by $115,300.

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

E.   INVESTMENTS IN AND ADVANCES TO AFFILIATES:

     The Company's restricted investments secure various decommissioning, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of May 31, 2002 and 2001, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to- maturity under SFAS 115 and are measured at amortized cost.

     The Company's investment in and advances to affiliates are as follows:

                                                              Carrying Value at May 31,
                                       Consolidated       --------------------------------
                                         Ownership            2002                2001
                                       ------------       -----------          -----------

     Powder River Gas LLC                   --            $    --              $   16,200

     Equity loss from investments accounted for by the equity method are as follows:

                                                              Year Ended May 31,
                                       -----------------------------------------------------
                                           2002              2001                  2000
                                       ------------       -----------          -------------

     Ruby Mining Company**             $   --             $    --              $   (2,900)**

** Consolidated beginning December 1, 1999. This represents the equity loss through November 30, 1999. Ruby was sold during fiscal 2001 and is no longer consolidated.

     Condensed combined balance sheets and statements of operations of the Company's equity investees for fiscal 2000 include Ruby Mining Company.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


F.   MINERAL CLAIMS TRANSACTIONS:

GMMV
----

     During fiscal 1990, the Company entered into an agreement with Kennecott, a wholly-owned, indirect subsidiary of The RTZ Corporation plc, for Kennecott to acquire a 50% interest in certain uranium mineral properties in Wyoming known as the Green Mountain Properties. During the life of the venture, the parties entered into various amendments to the GMMV agreement.

     As a result of sustained depressed uranium prices, the GMMV properties were maintained on a shut down basis. During fiscal 2000, certain disputes arose in the GMMV venture and Kennecott sued the Company. On September 11, 2000, the parties settled all disputes by Kennecott paying the Company $3.25 million and Kennecott assuming all reclamation liabilities of the GMMV Properties.

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

     Due to the litigation and arbitration proceedings involving SMP for the past ten years, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP as proceeds from litigation and arbitration proceedings were accounted for under the cost recovery method of accounting as discussed in Note K. The Company's direct loss generated from its investment in SMP, which represents mine holding costs incurred directly by the Company, was $508,600, $399,300, and $711,300 for the years ended May 31, 2002,
2001 and 2000, respectively.

     As part of a partial settlement agreement dated June 1, 1998, the Company was awarded the return of its Sheep Mountain uranium mines and certain other properties. Accordingly, all mine holding costs were expensed by the Company during fiscal 2002, 2001 and 2000.

PHELPS DODGE
------------

     During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2002.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     AMAX and later Cyprus Amax, paid the Company an annual advance in royalty of 50,000 pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made payments to the Company during fiscal 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $0, $108,500, and $132,600 of revenue from the advance royalty payments in fiscal 2002, 2001, and 2000, respectively. Phelps Dodge did not make the payment of the advance royalty during 2002. The Company considers this a breach of Phelps Dodge's contractual obligations and has filed suit against Phelps Dodge. See Note K for further discussion.

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

SUTTER GOLD MINE COMPANY
------------------------

     SGMC was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California. Additional development work is required prior to the commencement of commercial production. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception were initially capitalized. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has the mine on a shut down status and written down the associated assets. Management believes that the fair market value of the remaining assets exceeds the carrying value. The remaining SGMC assets include raw land which is no longer needed in the mining operations, buildings and equipment.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


PLATEAU RESOURCES LIMITED
-------------------------

     During fiscal 1994, the Company entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau, a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. The Company paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At May 31, 2002, Plateau had a cash security in the amount of $9,900,900 to cover reclamation of the properties (see Note K).

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

     The Company's Balance Sheet reflects $569,400 of Plateau Resources assets in land and buildings and improvements. These costs reflect what the Company believes is a minimum recoverable investment of the value of surface equipment and improvements, and the value of surface land, without regard to the results of future mining activities, given current market conditions. Both the properties are on standby due to depressed market prices of uranium. The Company plans on maintaining the properties until the market prices of uranium recover to better economic values and they are placed into production or until such time as the properties are sold to a third party.

RUBY MINING COMPANY
-------------------

     During fiscal 2001, the Company sold its controlling interest in Ruby Mining Company to Admiralty Company. The Company retained 900,000 shares of Ruby Mining common stock; received $100,000 upon closing, and a promissory note in the amount of $225,000. Because the promissory note is currently in default, the Company has written off the note and will account for any future collection on a cash basis.

ROCKY MOUNTAIN GAS, INC.
------------------------

     During fiscal 2000, the Company organized RMG to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas leases and the exploration, development and production of methane gas from those properties. The Company owns and controls 91.7% of RMG. RMG sold 333,333, 53,000 and 1,203,333 shares, respectively, of its common stock in private placements during fiscal 2002, 2001 and 2000, respectively, for total proceeds of approximately $4,669,000.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


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

     During fiscal 2001, RMG and Quaneco entered into an Option and Farmin Agreement with Suncor (Natural Gas) America, Inc. ("SENGAI") on 112,000 acres in southeast Montana. SENGAI paid $1,705,000 for the right to exercise the option, of which $1,278,800 was due to RMG. These funds were applied to the final payment due under the Quaneco agreement. All amounts due to Quaneco had been paid as of May 31, 2002.

     SENGAI also committed to assume $2,000,000 of the remaining $2,250,000 drilling commitment that RMG had under its drilling commitment to Quaneco. SENGAI made the decision not to exercises its option on the acreage. RMG also acquired a 100% working interest (82% revenue interest) in 63,000 net mineral acres in southwest Wyoming.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


OIL AND GAS PROPERTIES AND EQUIPMENT INCLUDED THE FOLLOWING:
-----------------------------------------------------------

                                                           May 31,
                                        ---------------------------------------------
                                           2002             2001             2000
                                        -----------      -----------     ------------
Oil and gas properties:
Subject to amortization                 $ 1,773,600      $ 1,773,600      $ 1,773,600
Not subject to amortization:
    Acquired in fiscal 2002                 363,900             --               --
    Acquired in fiscal 2001               1,154,500        1,154,500             --
    Acquired in fiscal 2000               4,727,200        4,727,200        4,727,200
                                        -----------      -----------      -----------

                                          8,019,200        7,655,300        6,500,800

Sale of gas interests                    (1,250,000)            --               --
                                        -----------      -----------      -----------
                                          6,769,200        7,655,300        6,500,800
Accumulated depreciation, depletion
    and amortization                     (1,773,600)      (1,773,600)      (1,773,600)
                                        -----------      -----------      -----------

    Net oil and gas properties          $ 4,995,600      $ 5,881,700      $ 4,727,200
                                        ===========      ===========      ===========


     The Company began drilling of its coalbed methane properties during 2001. At such time as production begins on these properties the cost associated with the development of such production will be added to the amortization base. Production is projected to begin in fiscal 2003.

G.   DEBT:

LINES OF CREDIT

     The Company has a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (5.75% as of May 31, 2002). The weighted average interest rate for 2002 was 6.5%. As of May 31, 2002, $200,000 was outstanding on this line of credit. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production from certain oil wells.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


LONG-TERM DEBT

     The components of long-term debt as of May 31, 2002 and 2001 are as follows:

                                                                            May 31,
                                                                ----------------------------
                                                                    2002             2001
                                                                -----------      -----------
     USECB installment notes - collateralized by equipment;
         interest at 8.1% to 11.0%, matures in 2002-2015        $ 1,611,600      $ 1,670,200
     SGMC installment notes - secured by
         certain properties, interest at
         7.5% to 8.0%, maturity from 2002 - 2007                    579,500          624,300
     USE convertible note - net of discount of $670,100
         collateralized by equipment and real estate,
         interest at 8.0%; matures in fiscal 2004                   329,900             --
     PLATEAU installment note - collateralized by
          PLATEAU equipment, interest at 8.0%;
         matures in fiscal 2004                                      38,000             --
                                                                -----------      -----------
                                                                  2,559,000        2,294,500
     Less current portion                                          (205,700)        (142,400)
                                                                -----------      -----------
                                                                $ 2,353,300      $ 2,152,100
                                                                ===========      ===========

     Principal requirements on long-term debt are $205,700, $540,200; $183,200; $199,000; $1,036,600; $394,300 for the years 2003 through 2008, respectively.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 2002 and 2001 are as follows:

                                                                            May 31,
                                                                ------------------------------
                                                                   2002              2001
                                                                ------------      ------------
     Deferred tax assets:
          Deferred compensation                                 $    273,400      $    279,000
          Net operating loss carryforwards                         9,028,600         8,180,000
          Tax Credits                                                   --              15,000
          Non-deductible reserves and other                          622,800           840,000
          Tax basis in excess of book basis                          250,000         2,850,400
                                                                ------------      ------------
     Total deferred tax assets                                    10,174,800        12,164,400
                                                                ------------      ------------

     Deferred tax liabilities:
          Development and exploration costs                        2,753,800         2,157,200
                                                                ------------      ------------
     Total deferred tax liabilities                                2,753,800         2,157,200
                                                                ------------      ------------
                                                                   7,421,000        10,007,200
     Valuation allowance                                          (8,565,800)      (11,152,000)
                                                                ------------      ------------
     Net deferred tax liability                                 $ (1,444,800)     $ (1,144,800)
                                                                ============      ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results.

     The Company has established a valuation allowance of $8,565,800 and 11,152,000 against deferred tax assets due to the losses incurred by the Company in past fiscal years. The Company's ability to generate future taxable income to utilize the NOL carryforwards is uncertain.

     The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                           Year Ended May 31,
                                             ----------------------------------------------
                                                2002              2001             2000
                                             ------------     ------------     ------------

     Expected federal income tax             $(2,131,000)     $   602,200      $(3,618,200)
     Net operating losses not previously
          benefitted and other                 4,717,200        2,213,300          (10,600)
     Valuation allowance                      (2,586,200)      (2,815,500)       3,628,800
                                             -----------      -----------      -----------
          Income tax provision               $      --        $      --        $      --
                                             ===========      ===========      ===========

     There were no taxes currently payable as of May 31, 2002, 2001 or 2000 related to continuing operations.

     At May 31, 2002, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $22,500,000 which will expire from 2006 to 2022. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in company ownership interests occur. In addition, the NOL amounts are subject to examination by the tax authorities.

     The Internal Revenue Service has audited the Company's and subsidiaries tax returns through the year ended May 31, 2000. The Company's income tax liabilities are settled through fiscal 2000.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


I.   SEGMENTS AND MAJOR CUSTOMERS:

     The Company's primary business activity is the sale of minerals and the acquisition, exploration, holding, development and sale of mineral bearing properties, although the Company has no producing mines. The other reportable industry segment is commercial activities through motel, real estate and airport operations. The Company discontinued its drilling/construction segment in the third quarter of fiscal 2002. The following is information related to these industry segments:


                                                               Year Ended May 31, 2002
                                            ------------------------------------------------------------
                                                              Commercial
                                               Minerals       Operations                   Consolidated
                                               --------       ----------                   ------------

Revenues                                    $    --          $ 1,795,900                  $   1,795,900
                                            =============    ===========
Other revenues                                                                                  208,200
                                                                                          -------------
     Total revenues                                                                       $   2,004,100
                                                                                          =============

Operating loss                              $  (1,707,800)   $  (133,000)                 $  (1,840,800)
                                            =============    ===========
Other revenue                                                                                   208,200
General corporate and other expenses                                                         (5,821,600)
Other income and expenses                                                                     1,319,500
Discontinued operations, net of tax                                                             (85,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                           39,500
                                                                                          -------------
     Loss before income taxes                                                             $  (6,181,100)
                                                                                          =============

Identifiable net assets at
     May 31, 2002                           $  18,138,500    $ 4,351,600                  $  22,490,100
                                            =============    ===========
Investments in affiliates                                                                      --
Corporate assets                                                                              8,047,800
                                                                                          -------------
     Total assets at May 31, 2002                                                         $  30,537,900
                                                                                          =============

Capital expenditures                        $     151,300    $   101,500
                                            =============    ===========
Depreciation, depletion and
     amortization                           $     167,600    $   254,300
                                            =============    ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



                                                                 Year Ended May 31, 2001
                                            -------------------------------------------------------------------
                                                                                  Drilling/
                                                                Commercial      Construction
                                                Minerals        Operations       Operations       Consolidated
                                                --------        ----------       ----------       ------------

Revenues                                     $     442,800    $   2,222,400     $  2,238,600     $   4,903,800
                                             =============    =============     ============
Other revenues                                                                                         597,800
                                                                                                 -------------
     Total revenues                                                                              $   5,501,600
                                                                                                 =============

Operating (loss) profit                      $  (2,866,400)   $  (1,013,800)    $    488,100     $  (3,392,100)
                                             =============    =============     ============
Other revenue, income and expenses                                                                   9,328,600
General corporate and other expenses                                                                (4,235,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                 220,100
                                                                                                 -------------
     Income before income taxes                                                                  $   1,921,200
                                                                                                 =============

Identifiable net assets at May 31, 2001      $  18,424,900    $   5,616,400     $  1,050,500     $  25,091,800
                                             =============    =============     ============
Investments in affiliates                                                                               16,200
Corporate assets                                                                                     5,357,200
                                                                                                 -------------
     Total assets at May 31, 2001                                                                $  30,465,200
                                                                                                 =============

Capital expenditures                         $   1,280,200    $   1,326,800     $    256,000
                                             =============    =============     ============
Depreciation, depletion and
     amortization                            $     129,700    $     271,100     $    324,700
                                             =============    =============     ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



                                                                   Year Ended May 31, 2000
                                             ------------------------------------------------------------------
                                                                                  Drilling/
                                                                Commercial      Construction
                                               Minerals         Operations       Operations       Consolidated
                                               --------         ----------       ----------       ------------

Revenues                                     $     132,600    $   2,734,800     $  3,584,900     $    6,452,300
                                             =============    =============     ============
Other revenues                                                                                          436,500
                                                                                                 --------------
     Total revenues                                                                              $    6,888,800
                                                                                                 ==============

Operating (loss) profit                      $  (2,518,600)   $    (652,500)    $   (594,300)    $   (3,765,400)
                                             =============    =============     ============
Other revenue, income and expenses                                                                      530,100
General corporate and other expenses                                                                 (7,912,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                  506,400
                                                                                                 --------------
     Loss before income taxes                                                                    $  (10,641,800)
                                                                                                 ==============

Identifiable net assets at May 31, 2000      $  17,543,700    $   4,880,900     $  2,163,300     $   24,587,900
                                             =============    =============     ============
Investments in affiliates                                                                                 9,600
Corporate assets                                                                                      6,278,600
                                                                                                 --------------
     Total assets at May 31, 2000                                                                $   30,876,100
                                                                                                 ==============

Capital expenditures                         $   4,749,300    $     944,600     $  1,551,800
                                             =============    =============     ============
Depreciation, depletion and
     amortization                            $      72,600    $     148,100     $    155,400
                                             =============    =============     ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


J.   SHAREHOLDERS' EQUITY:

     STOCK OPTION PLANS

     The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan for the benefit of USE's key employees. The Option Plan, as amended and renamed the 1998 Incentive Stock Option Plan ("1998 ISOP"), reserved 2,750,000 shares of the Company's $.01 par value common stock for issuance under the 1998 ISOP. Options which expired without exercise were available for reissue. During fiscal 1992, the Company issued 371,200 non-qualified options to certain of its executive officers, Board members and others at prices ranging from $2.75 to $2.90 per share. Unexercised options expired on April 14, 2002 and April 30, 2002. During fiscal 1996, the Company issued options to purchase 360,000 common shares at $4.00 per share. Unexercised options expired on December 31, 2000. During fiscal 1999, the Company issued 837,500 options under the 1998 ISOP, including 299,462 non-qualified and 538,038 qualified options. The non-qualified options were issued at a price below fair market value, resulting in the recognition of $262,000 in compensation expense at the time of issuance. During fiscal 2001, the Company issued 1,499,000 options under the 1998 ISOP, including 918,763 non-qualified and 580,237 qualified options. Various employees exercised 118,703 of the outstanding options raising $288,400 of capital. During fiscal 2002, various employees exercised 253,337 of the outstanding options raising $602,500 of capital.

     In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's key employees. The 2001 ISOP reserves 3,000,000 shares of the Company's $.01 par value common stock for issuance for a period of 10 years. During fiscal 2002, the Company issued 1,030,000 options to certain of its employees, executive officers, and board members at $3.90 per share. These options will expire in December, 2011.

     The 2001 ISOP replaces the 1998 ISOP, however, options granted under the 1998 ISOP remain exercisable until their expiration date under the terms of that Plan.

     EMPLOYEE STOCK OWNERSHIP PLAN

     The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During fiscal 2002, 2001 and 2000, the Board of Directors of USE contributed 70,075, 53,837, and 123,802 shares to the ESOP at prices of $3.29, $5.35, and $3.00 per share, respectively. The Company has expensed $236,900, $288,000, and $371,400 in fiscal 2002, 2001, and 2000, respectively related to these contributions. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying Consolidated Balance Sheets.

     EXECUTIVE OFFICER COMPENSATION

     In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of the Company payable in shares of the

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors which was to provide incentive to the officers of the Company to remain with USE. The shares are to be issued annually pursuant to the recommendation of the Compensation Committee on or before January 15 of each year, beginning January 15, 1997, as long as each officer is employed by the Company. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of May 31, 2002, 349,158 total shares have been issued to the five officers of the Company under the 1996 Stock Award Plan.

     In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate five of its executive officers and the president of RMG. Under the Plan, an aggregate of 60,000 shares may be issued each year from 2002 through 2006. No shares were issued under this Plan is fiscal 2002.

     OPTIONS AND WARRANTS TO OTHERS

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

     In February of 1999, the Company entered into a warrant purchase agreement with a consulting firm to purchase 20,000 shares of the Company's common stock at an exercise price of $2.62 expiring January 31, 2002 (extended to October 15, 2002). The warrants were issued in exchange for services to be provided during the period from February 1999 to February 2000. The Company determined the fair value associated with these warrants to be $36,000, which is recognized ratably over the term of the consulting agreement. Accordingly, $9,000 was recognized as an expense in fiscal 1999 and $27,000 in fiscal 2000.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     Also, during fiscal 1999, the Company issued warrants in exchange for outstanding YSFC warrants, which were originally issued for services provided by outside consultants in connection with the agreement discussed above. The Company issued 67,025 warrants at an exercise price of $3.64 expiring September 19, 2002. The Company determined the fair value associated with these warrants to be $167,000, which was recorded as an additional investment in YSFC during fiscal 1999. During fiscal 2002, a warrant for 6,703 shares was canceled and 20,000 shares were issued to its holder in exchange for services provided during fiscal 2002.

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

     During fiscal 2000, the Company issued 200 shares of its $.01 par value mandatorily convertible preferred stock for $2,000,000. A commission of $160,000 was paid to an independent broker on this transaction. This preferred stock was mandatorily convertible into either 677,667 shares of common stock of RMG or into shares of common stock of the Company at the market price of the Company's common stock on the date of conversion. The preferred shares were convertible at the earlier of the date RMG completed an initial public offering of its common stock or April 11, 2002. During December 2001, the Company converted this preferred stock to common stock by issuing 513,140 shares of its common stock to the holder of the preferred stock. Dividends of $80,500, $150,000 and $20,800 were paid on the preferred stock in 2002, 2001 and 2000, respectively.

     During fiscal 2001, the Company entered into a consulting agreement with a company to provide consulting services for a period of two years, commencing on April 11, 2001. In addition to a monthly cash payment of $2,000, the Company issued the consultant an option to purchase up to 20,000 shares of the Company's common stock at $3.98 per share. The option expires on April 10, 2006. The fair value of the grant was $65,180.

     Also during fiscal 2001, the Company entered into a consulting agreement with a company to provide consulting and other services for a period of 18 months, commencing on May 14, 2001 and ending on November 14, 2002. As consideration for services to be performed, the Company issued the consultant 15,000 shares of the Company's common stock at a grant price of $4.70 per share and entered into two stock option agreements to purchase up to 30,000 shares of the Company's common stock at an exercise price of $4.70, expiring May 14, 2003. The first option for 10,000 shares, is exercisable upon the condition that the Company's common stock market price closes at or above $6.50 per share for ninety (90) consecutive days prior to the expiration date of May 14, 2003. The exercise price of this option equaled or exceeded market price of the stock at the date of grant. The second option for 20,000 shares is exercisable if and when the

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


Company's common stock market price closes at or above $10.00 per share for ninety (90) consecutive days prior to its expiration date on May 14, 2003.

     During fiscal 2002, the Company raised $2,350,500 by issuing 871,592 shares of common stock with 437,511 detached warrants in two separate private placements.

     In May 2002, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $3.00 per share, and warrants to purchase 120,000 shares of the Company's subsidiary, RMG at $1.50 per share in connection with a $1 million convertible debt issue. The warrants expire on May 30, 2005. The fair value of the warrants was $271,700 which has been recorded as a discount on the debt which will be amortized over the term of the convertible debt. Additionally, a discount of $398,400 has been recorded against the convertible debt resulting from allocation of proceeds to the beneficial conversion feature of the debt instrument. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions: No expected dividends; expected volatility 51.3%; risk factor interest rate of 5% and expected life of three years.

     FORFEITABLE SHARES

     Certain of the shares issued to officers, directors, employees and third parties are forfeitable if certain conditions are not met. Therefore, these shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn-out dates of certain individuals were extended until retirement. For the years ended May 31, 2001, 2000 and 1999, the Company had compensation expense of $298,300; $201,000; and $173,300, respectively, resulting from these issuances. A schedule of total forfeitable shares for the Company is set forth in the following table:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


        Issue                Number             Issue              Total
        Date                of Shares           Price          Compensation
     -------------          ---------           -----          ------------

     May 1990                 40,300          $  9.75          $    392,900
     June 1990                66,300            11.00               729,300
     November 1992            10,660             N/A                  N/A
     May 1993                 20,000             3.375               67,500
     November 1993            18,520             3.00                55,600
     January 1994             18,520             4.00                74,100
     January 1995             13,520             3.75                50,700
     February 1996             7,700            15.125              116,500
     December 1996            28,380            10.875              308,600
     December 1996             8,452            11.50                97,200
     August 1997               7,320            10.875               79,600
     August 1997               5,706            10.875               62,100
     May 1998                 67,000             6.56               439,500
                             -------                           ------------
     Balance at
       May 31, 1998          312,378                              2,473,600

     May 1999                 67,000          $  4.00               268,000
     Shares earned           (40,170)           --                 (269,900)
                             -------                           ------------
     Balance at
       May 31, 1999          339,208                              2,471,700
     May 2000                 67,000          $  3.00               201,000
       Shares earned          (9,600)           --                  (88,100)
                             -------                           ------------
     Balance at
       May 31, 2000          396,608                              2,584,600
     May 2001                 67,000          $  5.35               358,400
       Shares earned         (29,820)           --                 (194,400)
                             -------                           ------------
     Balance at
       May 31, 2001          433,788                              2,748,600
     May 2002                 67,000          $  3.90               261,300
                             -------                           ------------
     Balance at
       May 31, 2002          500,788                           $  3,009,900
                             ========                          ============

     During 2002, 2001, and 2000; 0, 29,820, and 9,600 shares were earned, respectively.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


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

                                        2002              2001            2000
                                        ----              ----            ----
     Risk-free interest rate            5.6%              4.29%            --
     Expected lives                   10 years          10 years           --
     Expected volatility                62.65             73.1%            --
     Expected dividend yield             --                --              --

     To estimate expected lives of options for this valuation, it was assumed options will be exercised upon expiration at the end of the ten years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures, was $3,079,700, $2,746,600 and $0 for 2002, 2001 and 2000,
respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                  Year Ended May 31,
                                    -----------------------------------------------
                                        2002             2001             2000
                                    -------------    ------------    --------------
Net loss to common shareholders
     As reported                    $ (6,267,600)    $ 1,771,200     $ (10,662,600)
     Pro forma                      $ (9,347,300)    $  (975,400)    $ (10,662,600)
Net loss per common share
     As reported, Basic             $       (.67)    $       .23     $       (1.39)
     As reported, Diluted           $       (.67)    $       .21     $       (1.39)
     Pro forma, Basic               $      (1.01)    $      (.12)    $       (1.39)
     Pro forma, Diluted             $      (1.01)    $      (.12)    $       (1.39)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note B, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     A summary of the Employee Stock Option Plan activity for the years ended May 31, 2002 and 2001 is as follows:

                                                                   Year Ended May 31,
                                      -----------------------------------------------------------------------------
                                                2002                     2001                        2000
                                      ------------------------  ------------------------  -------------------------
                                                    Weighted                   Weighted                  Weighted
                                                     Average                    Average                   Average
                                                    Exercise                   Exercise                  Exercise
                                        Options       Price         Options      Price        Options      Price
                                        -------       -----         -------      -----        -------      -----
   Outstanding at beginning
       of year                           2,449,000     $2.49       1,300,200     $2.79        1,300,200    $2.79
   Granted                               1,030,000      3.90       1,499,000      2.69           --         --
   Forfeited                               (75,000)     2.49         (82,500)     2.88           --         --
   Expired                                (253,833)     2.89        (149,000)     --             --         --
   Exercised                              (253,337)     2.48        (118,700)     --             --         --
                                         ----------                 --------                  ---------
   Outstanding at end of year            2,896,830      2.96       2,449,000      2.49        1,300,200     2.79
                                         ==========                =========                  =========
   Exercisable at end of year            2,896.830      2.96       2,449,000      2.49        1,300,200     2.79
                                         ==========                =========                  =========

   Weighted average fair
       value of options
       granted during the year                         $2.99                     $1.83                      --

     The following table summarized information about employee stock options outstanding and exercisable at May 31, 2002:

                                                Weighted
     Weighted            Number of               Average                 Number
      Average             Options               Remaining              of Options
     Exercise          Outstanding at           Contractual           Exercisable at
       Price            May 31, 2002           Life in years           May 31, 2002
     --------          --------------          -------------          --------------

      $2.00                278,808                 6.33                   278,808
       2.40              1,201,548                 8.60                 1,201,548
       2.88                386,474                 6.33                   386,474
       3.90              1,030,000                 8.52                 1,030,000

                         2,896,830                                      2,896,830
                         =========                                      =========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


K.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending in fiscal 2001 have been settled or otherwise finally resolved.

     SHEEP MOUNTAIN PARTNERS ARBITRATION/LITIGATION

     In 1991, disputes arose between the Company, Crested, Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of the Sheep Mountain Partners partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court (District of Colorado) in Civil No. 91B1153. Later, USECC filed another suit for the standby costs at the SMP mines against SMP in the Colorado State Court. The Federal Court stayed both the arbitration proceedings and the State Court case. In February 1994, all of the parties agreed to consensual and binding arbitration of the disputes before the American Arbitration Association ("AAA"), for which the legal claims made by both sides included fraud and misrepresentation, breach of contract, breach of duties owed to the SMP partnership, and other claims.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held before the Court on December 13, 2002.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The matter has been settled, with USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS DODGE LITIGATION

     U.S. Energy Corp. and its majority-owned subsidiary, Crested Corp., d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations from USECC's agreement with Phelps Dodge's predecessor companies, concerning a mining property in Colorado.

     The litigation stems from agreements that date back to 1974 when U.S. Energy and Crested Corp. leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax Minerals Company (Cyprus
Amax).

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     The complaint filed by Phelps Dodge and MEMCO seeks a determination that Phelps Dodge's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, U.S. Energy and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, Phelps Dodge formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and Phelps Dodge stock exceeding $1 billion and making Cyprus Amax a subsidiary of Phelps Dodge. Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to U.S. Energy and Crested Corp.) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to U.S. Energy and Crested Corp. until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated, and further, that USECC should repay $948,109 of royalties paid to USECC from 1993 through 2000, because those payments were made by mistake.

     The third issue in the litigation is whether USECC must, under terms of a 1987 royalty deed, accept Phelps Dodge's and MEMCO's forth-coming conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. Phelps Dodge's and MEMCO's threatened reconveyance would require USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     The properties are comprised of 10 unpatented lode mining claims (for which patents are expected to be issued by the BLM in the near future), and 770 unpatented lode mining claims, for a total of 15,600 acres.

     As added counterclaims, USECC seeks (i) damages for defendants' breach of covenants of good faith and fair dealing; (ii) damages for defendants' failure to develop the Mt. Emmons properties and not protecting USECC's rights as revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of defendants; (iv) damages for breach of the defendants' fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties; and
(v) damages relating to defendants' actions in violation of federal and Colorado anti-trust and constraint of trade laws.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     USECC also seeks a declaratory judgment of its rights and liabilities under the agreements affecting the Mt. Emmons properties; an injunction against defendants prohibiting the conveyance of the properties to USECC with the water treatment plan; an injunction against further waste of the properties by the defendants; an injunction requiring defendants to divest their molybdenum holdings (including the Mt. Emmons properties); and an injunction requiring defendants to assist USECC in mining molybdenum from the Mt. Emmons properties.

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. An order has been entered by the Court setting the Scheduling/Planning Conference in the case for September 12, 2002.

     Except for the parties' claims regarding payment of the $3.75 million due on the sale of MEMCO, payments of royalties, and responsibility going forward for payment of the operating costs of the water treatment plan, the financial impact to U.S. Energy Corp. and Crested Corp. of favorable or unfavorable outcomes in the litigation presently is not determinable.

LITIGATION INVOLVING LEASES ON COALBED METHANE PROPERTIES IN MONTANA

     On or about April 1, 2001, the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA against the United States Bureau of Land Management ("BLM"), RMG, certain of its affiliates (including U.S. Energy Corp. and Crested Corp.) some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by U.S. Energy Corp. or Crested Corp. in their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


RECLAMATION AND ENVIRONMENTAL LIABILITIES

     Most of the Company's and Crested's mine development, exploration and operating activities are subject to federal and state regulations that require the Company and Crested to protect the environment. The Company and Crested conduct their mining operations in accordance with these regulations. The Company's and Crested's current estimates of their reclamation obligations and their current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company and Crested cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company and Crested have recorded their best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's and Crested's reclamation, environmental and decommissioning liabilities, and the Company and Crested believe the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on their properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company and Crested would be adversely affected. The Company and Crested believe they have accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded.

     The majority of the Company's and Crested's environmental obligations relate to former mining properties acquired by the Company and Crested. Since the Company and Crested currently do not have properties in production, the Company's and Crested's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company and Crested also do not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

     As of May 31, 2002, estimated reclamation obligations related to the above mentioned mining properties total $8,906,800. Crested's portion of this obligation is $748,400, which is reflected on the balance sheet of the Company. The remaining balance of $7,614,700 is an obligation of USE and its other affiliates, (excluding Crested). The Company is obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. The Company, however, does not expect that estimated reclamation costs will be exceeded.

     The Company and Crested currently have three mineral properties or investments that account for most of their environmental obligations, SMP, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     SMP
     ---

     The Company and Crested are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, Crested and the regulatory authorities during fiscal 2002 and the balance in the reclamation liability account at May 31, 2002 of $1,496,800 (1/2 accrued by USE) is believed by management to be adequate. The Company and Crested are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

     GMMV
     ----

     During fiscal 1991, the Company and Crested acquired mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV except the Ion Exchange Plant. During fiscal 2002, the Company and Crested completed the required reclamation on the Ion Exchange Plant. The work is completed, but the regulatory agencies have not terminated monitoring the site. Additional reclamation work may be required although none is anticipated.

     SUTTER GOLD MINING COMPANY
     --------------------------

     SGMC's mineral properties are currently on shut down status and have never been in production. Reclamation obligations are covered by a $27,800 reclamation cash bond which SGMC has recorded as a reclamation liability as of May 31, 2002.

     PLATEAU RESOURCES, LIMITED
     --------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau increased the NRC surety to a cash bond of $6,784,000 in order to have its standby license changed by the NRC to operational. As of May 31, 2002, Plateau held a cash deposit for reclamation in the amount of $8,818,600 which management believes will satisfy the obligation of reclamation.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


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

L.   DISCONTINUED OPERATIONS.

     In February 1996, the Company completed the sale of 100% of the 8,267,450 outstanding shares of common stock of Brunton to a third party for $4,300,000 in accordance with a Stock Purchase Agreement dated January 30, 1996 (the "Purchase Agreement"). The Company received $300,000 at execution of the Purchase Agreement and approximately $3,000,000 at closing. The Company has also since been paid in full on the $1,000,000 balance. In addition, the Company was entitled to receive 45% of the profits before taxes as defined in the Purchase Agreement related to Brunton products existing at the time the Purchase Agreement was executed for a period of 4 years and three months, beginning February 1, 1996. The Company received payments of $297,100 and $52,000 for profits in 2001 and 2000, respectively.

     During the third quarter of fiscal 2002, the Company made the decision to discontinue its drilling/construction segment. The assets associated with this business segment are being sold and or converted for use elsewhere in the Company. The financial statements for 2001 and 2000 have been revised to present the effect of discontinued operations. There is no material income or loss from discontinued operations from the measurement date to May 31, 2002.

M.   SUBSEQUENT EVENT

     Subsequent to May 31, 2002, the Company's subsidiary RMG purchased an average 25% net revenue interest and an average 31% working interest in 18 coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the 18 drilled wells are currently hooked up and produce at a combined rate of one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon Coal (2 wells) at 450 feet. One of the 18 wells is used as a water injection well.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


N.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                Three Months Ended
                                        -------------------------------------------------------------------
                                            May 31,        February 28,      November 30,      August 31,
                                             2002             2002              2001              2001
                                        -------------     -------------     -------------     -------------

Operating Revenues                      $    408,800      $    238,700      $    724,200      $    632,400

Operating (loss)                        $ (1,588,300)     $ (3,066,700)     $ (1,197,600)     $ (1,601,600)

Loss from continuing operations         $ (1,109,700)     $ (3,172,000)     $   (550,900)     $ (1,349,100)

Discontinued operations, net of tax     $    (22,200)     $     (9,600)     $    (37,300)     $    (16,800)

Net loss                                $ (1,131,900)     $ (3,181,600)     $   (588,200)     $ (1,365,900)

Loss per Share, basic
     Continuing operations              $      (0.10)     $      (0.32)     $      (0.07)     $      (0.17)
     Discontinued operations            $      (0.01)     $       --        $       --        $       --
                                        ------------      ------------      ------------      ------------
                                        $      (0.11)     $      (0.32)     $      (0.07)     $      (0.17)
                                        ============      ============      ============      ============

Basic weighted average
     shares outstanding                   10,579,828         9,837,494         8,580,904         8,192,316

Loss per share, diluted
     Continued operations               $      (0.11)     $      (0.32)     $      (0.07)     $      (0.17)
     Discontinued operations            $      (0.01)     $       --        $       --        $       --
                                        ------------      ------------      ------------      ------------
                                        $      (0.11)     $      (0.32)     $      (0.07)     $      (0.17)
                                        ============      ============      ============      ============


Diluted weighted average
     shares outstanding                   10,579,828         9,837,494         8,580,904         8,192,316

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


                                                              Three Months Ended
                                        ---------------------------------------------------------------
                                           May 31,       February 28,     November 30,      August 31,
                                            2001            2001              2000             2000
                                        ------------     ------------     ------------     ------------

Operating Revenues                      $    72,000      $   656,900      $   900,800      $ 1,633,300

Operating (loss)                        $(2,760,500)     $(1,679,800)     $(1,772,300)     $(1,305,200)

(Loss) earnings from continuing
     operations                         $(2,163,400)     $(1,513,500)     $ 6,093,000      $(1,133,000)

Discontinued operations, net of tax     $   821,600      $  (344,300)     $  (416,800)     $   427,600

Net earnings (loss)                     $(1,341,800)     $(1,857,800)     $ 5,676,200      $  (705,400)

Earnings (loss) per share, basic
     Continuing operations              $     (0.28)     $     (0.19)     $      0.78      $     (0.14)
     Discontinued operations            $      0.11      $     (0.04)     $     (0.05)     $      0.05
                                        -----------      -----------      -----------      -----------
                                        $      0.17)     $     (0.23)     $      0.73)     $     (0.09)
                                        ===========      ===========      ===========      ===========

Basic weighted average
     shares outstanding                   7,847,680        7,819,446        7,818,430        7,818,430

Earning (loss) per share, diluted
     Continuing operations              $     (0.28)     $     (0.19)     $      0.78      $     (0.14)
     Discontinued operations            $      0.11      $     (0.04)     $     (0.05)     $      0.05
                                        -----------      -----------      -----------      -----------
                                        $     (0.17)     $     (.023)     $      0.73      $     (0.09)
                                        ===========      ===========      ===========      ===========

Diluted weighted average
     shares outstanding                   7,847,680        7,819,446        8,215,038        7,818,430

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


To U.S. Energy Corp:

In connection with our audit of the consolidated financial statements of U.S. ENERGY CORP. (a Wyoming Corporation) AND SUBSIDIARIES referred to in our report dated July 18, 2002, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for each of the years in the period ended May 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.



                               GRANT THORNTON LLP

Denver, Colorado
July 18, 2002

                                U.S. ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         Balance          Additions
                        beginning        charged to                         Balance end
                        of period         expenses        Deductions        of period
                       -----------      ------------     ------------      -----------

May 31, 2000          $    27,800       $    708,600     $    708,600    $    27,800
                                                                         ===========

May 31, 2001          $    27,800            --               --         $    27,800
                                                                         ===========

May 31, 2002          $    27,800            171,200          171,200    $    27,800
                                                                         ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of May 31, 2002, we will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to our Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Proposal 1:
Election of Directors." The information regarding the remaining executive officers follows:

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

     The following are the two executive officers of USE as of the date of this Form 10-K; these persons devote their full time to the Company's business.

     ROBERT SCOTT LORIMER, age 51, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 401(f) listed proceeding.

     DANIEL P. SVILAR, age 73, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. On March 25, 2002, Mr. Svilar was appointed Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Director's Fees and Other Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Principal Holders of Voting Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption "Certain Relationships and Related Transactions."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(1) The following financial statements are filed as a part of the Report in Item 8:

         Consolidated Financial Statements                              Page No.
                                                                        --------
         U.S. Energy Corp. and Subsidiaries

         Report of Independent Public Accountants
         Grant Thornton LLP..................................................41

         Report of Independent Public Accountants
         Arthur Andersen LLP.................................................42

         Consolidated Balance Sheets - May 31, 2002 and 2001..............43-44

         Consolidated Statements of Operations
         for the Years Ended May 31, 2002, 2001 and 2000..................45-46

         Consolidated Statements of Shareholders'
         Equity for the Years Ended May 31, 2002, 2001 and 2000...........47-49

         Consolidated Statements of Cash Flows
         for the Years Ended May 31, 2002, 2001 and 2000..................50-51

         Notes to Consolidated Financial Statements.......................52-84

         Report of Independent Certified
         Public Accountants on Schedule......................................85

         Schedule II - Valuation and Qualifying Accounts.....................86

(2)      Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

 Exhibit                                                              Sequential
   No.                      Title of Exhibit                            Page No.
---------     -------------------------------------------------       ----------

3.1           USE Restated Articles of Incorporation.........................[2]

3.1(a)        USE Articles of Amendment to
              Restated Articles of Incorporation.............................[4]

3.1(b)        USE Articles of Amendment (Second) to
              Restated Articles of Incorporation
              (Establishing Series A Convertible Preferred Stock.............[9]

3.1(c)        Articles of Amendment (Third) to
              Restated Articles of Incorporation
              (Increasing number of authorized shares)......................[14]

3.2           USE Bylaws, as amended through April 22, 1992..................[4]

4.1           Amendment to USE 1998 Incentive
              Stock Option Plan (To include Family
              Transferability of Options Under SEC Rule 16b)................[11]

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

4.6           [intentionally left blank]

4.7           USE 1996 Officers' Stock Award Program (Plan)..................[7]

4.8           USE Restated 1996 Officers' Stock Award Plan and
              Amendment to USE 1990 Restricted Stock Bonus Plan..............[7]

4.9           Warrant held by Caydal LLC....................................[13]

4.10          Warrant held by Kevin P.  Daly................................[13]

4.11 Rights Agreement, dated as of September 19, 2001 between U.S. Energy Corp. and Computershare
              Trust Company, Inc. as Rights Agent. The Articles of Amendment to Articles of Incorporation creating the Series P Preferred Stock is included herewith as an exhibit to the Rights Agreement.
              Form of Right Certificate (as an exhibit to the Rights Agreement).

              Summary of Rights, which will be sent to
              all holders of record of the outstanding
              shares of Common Stock of the registrant,
              also included as an exhibit to the
              Rights Agreement..............................................[12]

4.12          Form of Advisor Warrant dated October 18, 2001
              and List of Holders ..........................................[14]

4.13          Form of Advisor Warrant dated November 2, 2001
              and List of Holders...........................................[14]

4.14          Form of Investor Warrant dated October 18, 2001
              and List of Holders...........................................[14]

4.15          Stock Option held by R. Jerry Falkner
              dated April 11, 2001..........................................[14]

4.16          Warrant held by Riches In Resources
              dated May 14, 2001............................................[14]

4.17          Stock Option held by R.  Jerry Falkner dated
              October 11, 1999 and First Amendment thereto..................[15]

4.18          Amendment dated April 25, 2002 to
              October 11, 1999 Stock Option
              Agreement held by R.  Jerry Falkner...........................[16]

4.19          USE 2001 Incentive Stock Option Plan
              with Form of Option Agreement....................................*

4.20          USE Schedule of Options
              Issued - 12/7/01 and 5/20/02.....................................*

4.21          USE 2001 Officers' Stock Compensation Plan.......................*

10.1          USECC Joint Venture Agreement - Amended as of 1/20/89..........[1]

10.2          Management Agreement with USECC................................[3]

10.3          Contract - R. J. Falkner & Company
              dated April 11, 2001..........................................[11]

10.4          Consulting Agreement - Riches In Resources
              dated May 14, 2001............................................[11]

10.5          Agreement for Strategic Services
              VentureRound Group LLC........................................[14]

10.6-10.60  [intentionally left blank]

10.61         Closing Agreement - Addendum to Agreement
              for Purchase and Sale of Assets (see Exhibit 10.62)...........[11]

10.62         Agreement for Purchase and Sale of Assets
              (Rocky Mountain Gas, Inc. and Quantum Energy LLC)..............[9]

10.63         Purchase and Sale Agreement
              CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
              and Rocky Mountain Gas, Inc...................................[16]

10.64         Purchase and Sale Agreement
              Bobcat Property...............................................[16]

10.65         Convertible Promissory Note and
              Security Agreement dated May 30, 2002.........................[17]

21.1          Subsidiaries of Registrant....................................[11]

99.1          Certification Pursuant to Section 1350 of Chapter 63
              of Title 18 of the United States Code............................*

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

[4] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, filed September 14, 1991.

[5] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-1 registration statement, initial filing (SEC File No. 333-1689) filed June 18, 1996).

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

[9] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000, filed September 13, 2000.

[10] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K, filed February 5, 2001.

[11] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K, filed August 29, 2001.

[12] Incorporated by reference to exhibit number 4.1 to the Registrant's Form 8-A12G filed, September 20, 2001.

[13] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-73546), filed November 16, 2001.

[14] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-75864), filed December 21, 2001.

[15] Incorporated by reference from the like-numbered exhibit to the Registrant' Form S-3 registration statement (SEC File No. 333-83040), filed February 19, 2002.

[16] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement, amendment no. 1 (SEC File No. 333-83040), filed May 17, 2002.

[17] Incorporated by reference from the like-numbered exhibit filed to the Registrant's Form 8-K, filed June 6, 2002.

(b)      Reports filed on Form 8-K.

         During the fourth quarter of the fiscal year ended on May 31, 2002, the Registrant filed one Form 8-K Report on April 23, 2002, reporting the non-exercise of the Suncor Option and the purchase of the Bobcat property.

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

                                                 U.S. ENERGY CORP. (Registrant)


Date:  September 12, 2002                   By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 12, 2002                    By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen, Director


Date:  September 12, 2002                   By:    Keith G. Larsen
                                                 -------------------------------
                                                 Keith G. Larsen, Director


Date:  September 12, 2002                   By:    Harold F. Herron
                                                 -------------------------------
                                                 Harold F. Herron, Director


Date:  September 12, 2002                   By:
                                                 -------------------------------
                                                 Don C. Anderson, Director


Date:  September 12, 2002                   By:    Nick Bebout
                                                 -------------------------------
                                                 Nick Bebout, Director


Date:  September 12, 2002                   By:
                                                 -------------------------------
                                                 H. Russell Fraser, Director


Date:  September 12, 2002                   By:    /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer,
                                                 Principal Financial Officer/
                                                 Chief Accounting Officer