Form 10-K/A
period 2001-05-31
US ENERGY CORP
filed 2002-09-25
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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


     In fiscal 2001, we were engaged in three industry segments: minerals, motel, real estate and airport operations, and contract drilling/construction operations. In the minerals segment, we have three principal mineral sectors: coalbed methane gas, uranium and gold (properties and other assets included in the latter two sectors are shut down). The uranium properties are located on Sheep Mountain in Wyoming, and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. We also operate a small oil field in Montana. Our fiscal year ends May 31.

     The coalbed methane gas business is conducted through Rocky Mountain Gas, Inc ("RMG," a Wyoming corporation owned 42% by USE and 42% by Crested Corp.; Crested is a 70.5% majority-owned subsidiary of USE, see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 257,000 gross mineral acres of coalbed methane properties:


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

     The Company's subsidiaries are:

                                        Percent              Primary
     Subsidiary                      Owned by USE*     Business Conducted
     ----------                      -------------     ------------------

     Plateau Resources, Ltd.            100.0%          Uranium (Utah)
     Energx, Ltd.                        90.0%          Inactive
     Four Nines Gold, Inc.               50.9%          Inactive
     Sutter Gold Mining Company          66.3%          Gold (California)
     Crested Corp.                       70.5%          Uranium, gold and
                                                        molybdenum properties,
                                                        and coalbed methane

     Yellowstone Fuels Corp.             35.9%          Inactive
     Rocky Mountain Gas, Inc.            84.0%          Coalbed methane
     Northwest Gold, Inc.                96.0%          Inactive

     USECC Joint Venture                 50.0%
     Ruby Mining Company                  4.0%          Marine salvage
                                                        (sunken treasure)

     *Includes ownership of Crested Corp.  in RMG and Sutter.


     Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000 and receiving a royalty interest in the uranium properties. Kennecott also assumed all reclamation obligations on the GMMV properties. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are shut down .

     The gold assets held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE, are shut downbecause the current price of gold does not permit raising the capital necessary to put the assets into production.


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

     Percentage of Net Revenue contributions by the three segments (and by interest on cash accounts) in the last three fiscal years were:

                               Percentage of Net Revenues During the Year Ended
                              --------------------------------------------------
                               May 31,             May 31,              May 31,
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


     In fiscal 2001, we received $442,800 in revenues from the minerals segment as compared to $132,600 in fiscal 2000. During fiscal 2001, there were $108,500 from molybdenum advance royalties, and $334,300 from uranium contract deliveries and the sale of a uranium delivery contract. During fiscal 2000 we recorded $132,600 from advance molybdenum royalties. During fiscal 1999, there were revenues from mineral sales of $150,600 from molybdenum advance royalties and $87,600 for uranium contract deliveries. We have not received revenues from mineral sales, other than the preceding transactions in fiscal 2000 or 2001, as our mineral properties are either shut down(our uranium and gold properties, and the molybdenum property which is held by another company), or in exploration (our coalbed methane properties).


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

(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES).

MINERALS

COALBED METHANE


     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 42% by the Company and 42% by Crested), as of the filing of this Form 10-K/A.

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

TABLE 1

                            ROCKY MOUNTAIN GAS, INC.
                                  ACREAGE HELD

------------------------------------------------------------------------------------------------------------
      Project
      and Date           Gross Lease         Net Lease         RMG Net          Quaneco Net         CCBM Net
      Acquired              Acres              Acres            Acres              Acres             Acres
------------------------------------------------------------------------------------------------------------
    Castle Rock            123,840            111,567           48,811            55,784             6,973
     Jan. 2000
       Kirby                80,254             74,512           18,628            37,256             18,628
     Jan. 2000
   *Oyster Ridge            65,247             65,247           25,729               0               25,729
     Dec. 1999
     Clearmont              5,345              2,785            1,393                0               1,393
     Jan. 2000
       Sussex                 640                640             320                 0                320
     Jan. 2000
       Finley                 160                160              80                 0                 80
     Jan. 2000
    Baggs North               120                120              60                 0                 60
     Jan. 2000
   Gillette North             80                 80               40                 0                 40
     Jan. 2000
       Arvada                1,900              1,700            850                 0                850
     Jan. 2000

       TOTAL               277,586            256,811           95,911            93,040             54,073

------------------------------------------------------------------------------------------------------------

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
                          (6/1/00 - 5/31/01)         (6/1/01 - 5/31/02)                                   Permits
                         Wells         $           Wells            $            Wells        $
-------------------------------------------------------------------------------------------------------------------

Castle Rock               3         $ 283,894       19*        $2,500,000         22        $2,783,894        15
Kirby                     0         $    -           0         $     -             0        $     -            6
Oyster Ridge              2         $ 150,503        5         $  464,177**        7        $  614,680         0
Clearmont                 0         $    -          28         $1,470,351         28        $1,470,351        59
Arvada                    0         $    -           1         $   64,790          1        $   64,790         3
-------------------------------------------------------------------------------------------------------------------
TOTAL                     5         $ 434,397       53         $4,499,318         58        $4,933,715        83
--------------------------------------------------------------------------------------------------------------------

     *  Drilled by SENGAI

     ** These costs include an additional $169,314 spent on the two wells drilled during fiscal 2001.

     BOBCAT PROPERTY. On April 12, 2002, the company and Rocky Mountain Gas, Inc. signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County. To date, 18 coalbed methane wells have been drilled; 13 wells are currently hooked up and producing at a combined rate of over 1 million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. Production began in late December 2001 .

     For June 2002, RMG received an average price of $1.10 per Mcf (1,000 cubic feet) for the 26,342 Mcf of gas sold from the Bobcat field. See "Gathering and Transmission of CBM Gas" below. The property is currently producing at uneconomic rates of production at these prices. Prices usually improve in the colder months. In addition, RMG is replacing and upgrading some equipment and adding a compressor, with the expectation of improving production volumes through the remainder of 2002 and thereafter. An independent evaluation of CBM reserves will be undertaken when production has increased, and reserve information will be disclosed when available. No independent reserve evaluation has been started to date, as RMG needed to take over operations of the field and obtain data after the property was purchased in June 2002.


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

     SENGAI - OPTION AND FARMIN AGREEMENT. On February 8, 2001, RMG closed an Option and Farmin Agreement with Suncor Energy Natural Gas America, Inc. ("SENGAI"). SENGAI had an option to exercise on two blocks of acreage covering 111,566 net acres in southeast Montana; the option on the second block of acreage was contingent upon SENGAI exercising its option on the first block of acreage. The option on the first block of acreage expired on February 8, 2002, and SENGAI did not exercise its option to purchase the first block of acreage. Following is a summary of the option terms as related to the Option and Farmin Agreement with SENGAI, the benefits of which will now not be realized by RMG or Quaneco, and the benefits realized to date from the original terms of the Agreement (i.e. drilling and well ownership.

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

     RMG believes that although the data on the 8 wells to be retained by RMG is incomplete (which wells were drilled by SENGAI), RMG will further evaluate the data. If the results are favorable, RMG will start dewatering these wells and establish a pod grid to drill and complete and start dewatering more wells around each existing well to maximize dewatering efficiency. As with any CBM project, a substantial amount of dewatering of pods of wells into the same coal is necessary before the economics of the wells can be assessed. We have not prepared a budget or timetable for this future work but expect to do so by March 31, 2003. This future work would start in spring 2003, subject to having the necessary funds on hand.

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

Table 3

                            ROCKY MOUNTAIN GAS, INC.

                      Gross Leased    Net Leased       Net Leased      Net Leased       Net Leased      Net Leased
Prospect              Acres           Acres            from BLM        from State of    from State of   from Private
                                                                       Wyoming          Montana         Owners
---------------------------------------------------------------------------------------------------------------------
Castle Rock              123,840         111,567          55,104             0             10,860           45,603
Kirby                    80,254           74,512          33,305             0              4,056           37,151
Oyster Ridge*            21,536           21,536          17,107           1,229              0             3,200
Clearmont                 6,305           3,745              0              640               0             3,105
Sussex                     640             640               0              640               0               0
Finley                     160             160               0              160               0               0
Baggs North                120             120               0              120               0               0
Gillette North             80               80               0               80               0               0
Arvada                    1,900           1,700            1,200             0                0              500
---------------------------------------------------------------------------------------------------------------------

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

     For June, 2002, RMG received an average price of $1.10 per Mcf (1,000 cubic feet) of gas produced from the Bobcat field. This represents a negative price differential of approximately 66% compared to the average price of approximately $3.24 per Mcf received by producers nationwide. While increased pipeline capacity planned or under construction is expected to reduce this negative price differential by the end of 2003, there is no guarantee that the increase will eliminate the negative price differential or even significantly reduce it. Continued low prices would impair our ability to raise capital for RMG and reduce revenues from production coming on line.


MINERALS - URANIUM


     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Garfield County, Utah (the "Shootaring Mill"). All the uranium- bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. However, until uranium oxide prices improve significantly, all of the uranium properties are shut down, and work is performed to keep the assets in stand-by mode and ready for later activity and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.


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

     The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 11,410,000 tons grading 0.266 ("U3O8") mineralized material . These estimates are based on extensive drilling from the surface. Other than the two declines, no underground workings have been built, and we have not determined the location of any underground stopes containing mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July 1998.

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

     URANIUM MARKET INFORMATION.

     URANIUM SPOT MARKET. Uranium restricted spot prices were $8.75/lb. U3O8 on June 30, 2001, an increase of 8% from $8.10 at June 30, 2000. During the first half of 2001, total spot market volume was approximately 7 million pounds U3O8 which was about the same volume as the first half of 2000.

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


     Due to the depressed gold prices in the past and lack of available funding, SGMC has deferred the start of construction of a gold mill complex and development of the underground mine. The tourist visitor's center has been leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. Except for limited infrastructure improvements in 2000, the assets are shut down and the exploration permits are being kept current as necessary with the current thinking of moving the project from a "large" mine to that of a smaller ton per day operation.


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

                                                   High              Low
                                                   ----              ---
     Fiscal year to ended May 31, 2001
     ---------------------------------
          First quarter ended 8/31/00            $ 3.00            $1.75
          Second quarter ended 11/30/00            3.375            1.75
          Third quarter ended 2/28/01              4.00             2.00
          Fourth quarter ended 5/31/01             6.25             3.563

     Fiscal year ended May 31, 2000
     ------------------------------
          First quarter ended 8/31/99            $ 5.09            $3.25
          Second quarter ended 11/30/99            4.50             3.19
          Third quarter ended 2/29/00              3.88             3.13
          Fourth quarter ended 5/31/00             3.63             2.06

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

                                                               For Years Ended May 31,
                                   -----------------------------------------------------------------------------
                                       2001             2000             1999           1998            1997
                                       ----             ----             ----           ----            ----


Revenues                           $ 5,501,600    $   6,888,800    $   3,788,600    $ 6,132,600    $  4,053,700
Income (loss) before minority
   interests, equity in
   income (loss) of affiliates,
   and income taxes                  1,701,100      (11,148,200)     (16,057,800)       365,000      (3,706,000)

Minority interest in loss
   (income) of consolidated
   subsidiaries                        220,100          509,300        4,468,400       (772,500)        672,300

Equity in loss of affiliates            --               (2,900)         (59,100)      (575,700)       (690,800)

Income taxes                            --              --               --              --             --

Preferred stock dividends             (150,000)         (20,800)         --              --             --
                                   ------------   -------------    -------------    -----------    ------------

Net income (loss)
   to common shareholders          $ 1,771,200    $ (10,662,600)   $ (11,648,500)   $  (983,200)   $ (3,724,500)
                                   ===========    =============    =============    ===========    ============

                                                                        May 31,
                                        ----------------------------------------------------------------------
                                          2001            2000           1999           1998            1997
                                          ----            ----           ----           ----            ----

Per shares financial data

Revenues                                $   1.77       $   1.01        $   1.52       $   1.74       $    .85
Income (loss) before minority
   interests, equity in income
   (loss) of affiliates and
   income taxes                         $    .21       $  (1.45)       $  (2.25)      $    .05       $   (.55)

Minority interest in loss (income)
   of consolidated subsidiaries              .03            .06             .63           (.12)           .10

Equity in loss of affiliates                --             --              (.01)          (.08)          (.10)

Income taxes                                --             --              --             --             --

Net income (loss)
   per share, basic                     $    .23       $  (1.39)       $  (1.63)      $   (.15)      $   (.55)
                                        ========       ========        ========       ========       ========

Net income (loss)
   per share diluted                    $    .21       $  (1.33)       $  (1.63)      $   (.15)      $   (.55)
                                        ========       ========        ========       ========       ========

Cash dividends per share                $    -0-       $    -0-        $    -0-       $    -0-       $    -0-
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

     During the year ended May 31, 2001, investing and financing operations generated cash of $983,500 and $258,500, respectively while operation activities consumed cash of $1,472,900, for a net decrease in cash of $230,900. Although operations resulted in a profit of $1,771,200, a large portion of this gain was the non- cash transaction of recognizing $4,000,000 of deferred income from GMMV as other income although we had received the cash in a previous period.

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

Revenues:
--------

     Revenues during fiscal 2001 decreased $1,387,200 from revenues for the previous year to $5,501,600. This decrease was primarily as a result of a decrease in contract drilling and construction and motel, real estate and airport operations revenues. These decreases were offset by increases in mineral sales and management fees.

     In fiscal 2001, we received $422,800 in revenues from the minerals segment as compared to $132,600 in fiscal 2000. During fiscal 2001, there were $108,500 from molybdenum advance royalties, and $334,300 from uranium contract deliveries and the sale of a uranium delivery contract. During fiscal 2000 we recorded $132,600 from advance molybdenum royalties. The uranium delivered under this contract was purchased from the market as our uranium mines are shut down.


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

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

Revenues:
--------

     During fiscal 2000, the Company recognized revenues in three segments; minerals in the form of advance royalties on its molybdenum property, $132,600, contract drilling and construction work in the coalbed methane industry, $3,584,900, motel, real estate and airport operations, $2,734,800. The Company also recognized revenues from management fees of $436,500.

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

Operating Costs and Expenses:
----------------------------

     Costs and expenses were reduced in fiscal 2000 by $8,371,300 to $18,130,600 from $26,801,900 during fiscal 1999. This reduction was primary as a decrease in the impairment of mineral properties of $13,224,400. No impairment of mineral properties was taken during fiscal 2000. During fiscal 1999, the Company determined that an impairment should be taken on the SGMC assets of $10,718,300 and the Yellow Stone Fuels Corp.("YSFC") assets of $2,506,100. The impairment of the SGMC and YSFC assets related to the recoverability of the Company's investment in the mineral properties and equipment based on the then market prices for gold and uranium. Other decreases in costs and expenses were a $51,600 reduction in motel, real estate and airport operations as a result of cost cutting efforts.

     Increases in costs and expenses during fiscal 2000 over fiscal 1999 are $332,300 in mineral operations; $4,164,400 in contract drilling and construction operations.

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

Other Income  and Expenses
--------------------------

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

                                      48a

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


                                      49a


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


                                      50a


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


                                       50b

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
                                                ===========    ===========    ===========



     The Company began drilling of its coalbed methane properties during fiscal 2001 . At such time as production begins on these properties the cost associated with the development of such production will be added to the amortization base. Production is projected to begin in the second half of fiscal 2002 or the beginning of fiscal 2003.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                 Year Ended May 31, 2001
                                             ----------------------------------------------------------------
                                                                                Drilling/
                                                               Commercial      Construction
                                                 Minerals      Operations       Operations      Consolidated
                                                 --------      ----------       ----------      ------------

Revenues                                     $     442,800    $  2,222,400     $ 2,238,600     $   4,903,800
                                             =============    ============     ===========
Other revenues                                                                                       597,800
                                                                                               -------------
     Total revenues                                                                            $   5,501,600
                                                                                               =============

Operating (loss) profit                      $  (2,866,400)   $ (1,013,800)    $   488,100     $  (3,392,100)
                                             =============    ============     ===========
Other revenue, income and expenses                                                                 9,328,600
General corporate and other expenses                                                              (4,235,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                               220,100
                                                                                               -------------
     Income before income taxes                                                                $   1,921,200
                                                                                               =============

Identifiable net assets at May 31, 2001      $  18,424,900    $  5,616,400     $ 1,050,500     $  25,091,800
                                             =============    ============     ===========
Investments in affiliates                                                                             16,200
Corporate assets                                                                                   5,357,200
                                                                                               -------------
     Total assets at May 31, 2001                                                              $  30,465,200
                                                                                               =============

Capital expenditures                         $   1,280,200    $  1,326,800     $   256,000
                                             =============    ============     ===========
Depreciation, depletion and
     amortization                            $     129,700    $    271,100     $   324,700
                                             =============    ============     ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                  Year Ended May 31, 2000
                                             -----------------------------------------------------------------
                                                                                 Drilling/
                                                               Commercial      Construction
                                                 Minerals      Operations       Operations       Consolidated
                                                 --------      ----------       ----------       ------------

Revenues                                     $     132,600    $  2,734,800     $  3,584,900     $    6,452,300
                                             =============    ============     ============
Other revenues                                                                                         436,500
                                                                                                --------------
     Total revenues                                                                             $    6,888,800
                                                                                                ==============

Operating (loss) profit                      $  (2,518,600)   $   (652,500)    $   (594,300)    $   (3,765,400)
                                             =============    ============     ============
Other revenue, income and expenses                                                                     530,100
General corporate and other expenses                                                                (7,912,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                 506,400
                                                                                                --------------
     Loss before income taxes                                                                   $  (10,641,800)
                                                                                                ==============

Identifiable net assets at May 31, 2000      $  17,543,700    $  4,880,900     $  2,163,300     $   24,587,900
                                             =============    ============     ============
Investments in affiliates                                                                                9,600
Corporate assets                                                                                     6,278,600
                                                                                                --------------
     Total assets at May 31, 2000                                                               $   30,876,100
                                                                                                ==============

Capital expenditures                         $   4,749,300    $    944,600     $  1,551,800
                                             =============    ============     ============
Depreciation, depletion and
     amortization                            $      72,600    $    148,100     $    155,400
                                             =============    ============     ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                  Year Ended May 31, 1999
                                            -------------------------------------------------------------------
                                                              Commercial       Construction
                                               Minerals       Operations        Operations       Consolidated
                                               --------       ----------        ----------       ------------

Revenues                                    $     238,200    $  2,882,800     $   --            $    3,121,000
                                            =============    ============     ============
Other revenues                                                                                         667,600
                                                                                                --------------
     Total revenues                                                                             $    3,788,600
                                                                                                ==============

Operating loss                              $  (2,071,600)   $   (556,100)    $    (14,800)     $   (2,642,500)
                                            =============    ============     ============
Other revenue, income and expenses                                                                   7,323,100
General corporate and other expenses                                                               (20,738,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                              (4,409,300)
                                                                                                --------------
     Loss before income taxes                                                                   $  (11,648,500)
                                                                                                ==============

Identifiable net assets at
     May 31, 1999                           $  10,632,900    $  8,107,300     $    144,700      $   18,884,900
                                            =============    ============     ============
Investments in affiliates                                                                               24,600
Corporate assets                                                                                    14,481,500
                                                                                                --------------
     Total assets at May 31, 1999                                                               $   33,391,000
                                                                                                ==============

Capital expenditures                        $     725,400    $    944,200     $   --
                                            =============    ============     ============
Depreciation, depletion and
     amortization                           $     300,200    $    348,600     $     77,600
                                            =============    ============     ============

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


N.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    Three Months Ended
                                        ---------------------------------------------------------------------------
                                             May 31,         February 28,         November 30,        August 31,
                                              2001               2001                2000                 2000
                                        ---------------      --------------     ---------------     ---------------

Net Revenues                            $      371,600       $     650,600       $   1,024,100      $    3,455,300

Gross Profits                           $   (1,641,900)      $  (2,024,100)      $  (2,189,100)     $   (1,174,600)

Net Earnings (loss)                     $   (1,341,800)      $  (1,857,800)      $   5,676,200      $     (705,400)

Earnings (loss) per Share, basic        $        (0.17)      $       (0.24)      $        0.73      $        (0.09)

Basic Weighted Average
     Shares Outstanding                      7,847,680           7,819,446           7,818,430           7,818,430

Earnings (loss) per share,
     diluted                            $        (0.16)      $       (0.23)      $        0.69      $        (0.09)

Diluted Weighted Average
     Shares Outstanding                      8,243,135           8,216,054           8,215,038           8,215,038


                                                                    Three Months Ended
                                        ---------------------------------------------------------------------------
                                             May 31,          February 28,        November 30,         August 31,
                                              2000               2000                1999                 1999
                                        ---------------      --------------     ---------------     ---------------

Net Revenues                            $    2,086,500       $   1,793,700       $   1,760,400      $    1,248,200

Gross Profits                           $   (5,536,200)      $  (2,796,800)      $  (1,511,600)     $   (1,397,200)

Net Earnings (loss)                     $   (5,623,000)      $  (2,610,400)      $  (1,317,600)     $   (1,111,600)

Earnings (loss) per Share, basic        $        (0.74)      $       (0.39)      $       (0.16)     $        (0.15)

Basic Weighted Average
     Shares Outstanding                      7,697,569            8,021,781          7,258,291           7,258,291

Earnings (loss)per share,
     diluted                            $        (0.75)      $       (0.33)      $       (0.16)     $        (0.15)

Diluted Weighted Average
     Shares Outstanding                      8,027,914           8,021,781           7,258,291           7,258,291

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(1) The following financial statements are filed as a part of the Report in Item 8:

     Consolidated Financial Statements                                  Page No.
                                                                        --------
     U.S. Energy Corp. and Subsidiaries

          Report of Independent Public Accountants
          Grant Thornton LLP..................................................42

          Report of Independent Public Accountants
          Arthur Andersen LLP.................................................43

          Consolidated Balance Sheets - May 31, 2001 and 2000..............44-45

          Consolidated Statements of Operations
          for the Years Ended May 31, 2001, 2000 and 1999..................46-47

          Consolidated Statements of Shareholders'
          Equity for the Years Ended May 31, 2001, 2000 and 1999...........48-50

          Consolidated Statements of Cash Flows
          for the Years Ended May 31, 2001, 2000 and 1999..................51-52

          Notes to Consolidated Financial Statements.......................53-81

          Report of Independent Certified
          Public Accountants on Schedule......................................82

          Schedule II - Valuation and Qualifying Accounts.....................83

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

Exhibit                                                               Sequential
   No.             Title of Exhibit                                    Page No.
-------   -------------------------------------------------           ----------

3.1       USE Restated Articles of Incorporation............................[2]

3.1(a)    USE Articles of Amendment to
          Restated Articles of Incorporation................................[4]

3.1(b)    USE Articles of Amendment (Second) to
          Restated Articles of Incorporation
          (Establishing Series A Convertible Preferred Stock................[9]

3.2       USE Bylaws, as amended through April 22, 1992.....................[4]

4.1       Amendment to USE 1998 Incentive Stock Option
          Plan (To include Family Transferability
          of Options Under SEC Rule 16b.....................................11]

4.2       USE 1998 Incentive Stock Option Plan
          and Form of Stock Option Agreement 1/99...........................[8]

4.3       USE Restricted Stock Bonus Plan,
          as amended through 2/94...........................................[5]

4.4       Form of Stock Option Agreement, and Schedule
          Options Granted January 1, 1996...................................[6]

4.5       Form of Stock Option Agreement and Schedule,
          Options Granted January 10, 2001..................................11]

4.6       [intentionally left blank)

4.7       USE 1996 Officers' Stock Award Program (Plan).....................[7]

4.8       USE Restated 1996 Officers' Stock Award Plan and
          Amendment to USE 1990 Restricted Stock Bonus Plan.................[7]

10.1      USECC Joint Venture Agreement - Amended as of 1/20/89.............[1]

10.2      Management Agreement with USECC...................................[3]

10.3      Professional Services Agreement and Option
          R. J. Falkner & Company, Inc......................................11]

10.4      Professional Services Agreement and Warrant
          Riches and Resources, Inc.........................................11]

10.5-10.60  [intentionally left blank]

10.61      Closing Agreement - Addendum to Agreement
           for Purchase and Sale of Assets (see Exhibit 10.62)..............[11]

10.62      Agreement for Purchase and Sale of Assets
           (Rocky Mountain Gas, Inc. and Quantum Energy LLC).................[9]

10.63      Purchase and Sale Agreement
           CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
           and Rocky Mountain Gas, Inc......................................[12]

16.        Concurrence Letter from Arthur Andersen LLP
           on Change of Accounting Firms....................................[10]

21.1       Subsidiaries of Registrant.......................................[11]

99.1       Certification Pursuant to Section 1350 of Chapter 63
           of Title 18 of the United States Code..............................*

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

[12] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 10-K/A amendment no. 1 for the year ended May 31, 2001, filed June 18, 2002.

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

                                                U.S. ENERGY CORP. (Registrant)


Date:  September 23, 2002                   By:   /s/  John L. Larsen
                                                --------------------------------
                                                John L. Larsen,
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  September 23, 2002                   By:   /s/  John L. Larsen
                                                --------------------------------
                                                John L. Larsen, Director


Date:  September 23, 2002                   By:   /s/  Keith G. Larsen
                                                --------------------------------
                                                Keith G. Larsen, Director


Date:  September 23, 2002                   By:   /s/  Harold F. Herron
                                                --------------------------------
                                                Harold F. Herron, Director


Date:  September 23, 2002                   By:   /s/  Nick Bebout
                                                --------------------------------
                                                Nick Bebout, Director


Date:  September 23, 2002                   By:   /s/  H. Russell Fraser
                                                --------------------------------
                                                H. Russell Fraser, Director


Date:  September ____, 2002                 By:
                                                --------------------------------
                                                Don C. Anderson, Director


Date:  September 23, 2002                   By:   /s/  Robert Scott Lorimer
                                                --------------------------------
                                                Robert Scott Lorimer,
                                                Principal Financial Officer/
                                                Chief Accounting Officer