Form 10-Q
period 2002-08-31
US ENERGY CORP
filed 2002-10-15
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

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

                       YES     X               NO
                             -----                 -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 10, 2002
---------------------------------------     ------------------------------------
    Common stock, $.01 par value                       12,075,493 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets
          August 31, 2002 and May 31, 2002...................................3-4

          Condensed Consolidated Statements of
          Operations for the Three Months Ended
          August 31, 2002 and 2001.............................................5

          Condensed Consolidated Statements of Cash Flows
          Three Months Ended August 31, 2002 and 2001........................6-7

          Notes to Condensed Consolidated
          Financial Statements..............................................8-10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................11-16

ITEM 4.   Controls and Procedures.............................................17


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................17

ITEM 6.   Exhibits and Reports on Form 8-K....................................18

          Signatures..........................................................18

          Certifications...................................................19-20

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     August 31,         May 31,
                                                       2002              2002
                                                   -------------     -------------
                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                     $  2,036,400      $  2,564,300
     Accounts receivable:
       Trade, net of allowance of $27,800               916,800           768,800
       Affiliates                                        47,700           132,800
     Current portion of long-term notes                 219,100           229,000
     Assets held for resale and other                 1,060,900         1,111,100
     Inventory                                           56,400            86,600
                                                   ------------      ------------
       Total current assets                           4,337,300         4,892,600

INVESTMENTS:                                          9,981,400        10,015,500


PROPERTIES AND EQUIPMENT:
     Total property and equipment                    22,190,900        22,142,300
     Less-accumulated depreciation,
       depletion and amortization                    (7,736,200)       (7,584,200)
                                                   ------------      ------------
         Net property and equipment                  14,454,700        14,558,100

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate and equipment sales                     --              36,800
       Employees                                         57,900            65,000
     Deposits and other                                 970,700           969,900
                                                   ------------      ------------
       Total other assets                             1,028,600         1,071,700
                                                   ------------      ------------
     Total assets                                  $ 29,802,000      $ 30,537,900
                                                   ============      ============

            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                August 31,         May 31,
                                                                  2002              2002
                                                             -------------     -------------
                                                              (Unaudited)
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $  1,071,100      $    758,600
     Prepaid drilling costs                                       300,500           242,100
     Current portion of long-term debt                            379,000           205,700
     Line of credit                                               200,000           200,000
                                                             ------------      ------------
       Total current liabilities                                1,950,600         1,406,400

LONG-TERM DEBT                                                  2,383,100         2,353,300

RECLAMATION LIABILITY                                           8,906,800         8,906,800

OTHER ACCRUED LIABILITIES                                       2,485,900         2,544,200

DEFERRED TAX LIABILITY                                          1,144,800         1,144,800

MINORITY INTERESTS                                                445,500           575,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
     $.01 par value; 500,788 shares issued,
     forfeitable until earned                                   3,009,900         3,009,900

PREFERRED STOCK,
     $.01 par value; 1,000 shares authorized,
       no shares issued and outstanding                              --                --

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; unlimited shares
       authorized; 11,720,818 shares issued                       117,200           117,200
     Additional paid-in capital                                48,278,500        48,278,500
     Accumulated deficit                                      (35,689,400)      (34,567,600)
     Treasury stock at cost, 959,725 shares                    (2,740,400)       (2,740,400)
     Unallocated ESOP contribution                               (490,500)         (490,500)
                                                             ------------      ------------
         Total shareholders' equity                             9,475,400        10,597,200
                                                             ------------      ------------
       Total liabilities and shareholders' equity            $ 29,802,000      $ 30,537,900
                                                             ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended August 31,
CONTINUING OPERATIONS                                    2002              2001
                                                     ------------      ------------
  OPERATING REVENUES:
  Motel, real estate and airport operations          $    418,700      $    358,100
  Gas sales                                                28,300              --
  Management fees                                          45,800            65,300
                                                     ------------      ------------
                                                          492,800           423,400
COSTS AND EXPENSES:
  Motel, real estate and airport operations               219,800           343,800
  Gas operations                                          187,900              --
  Mine holding costs                                      208,500           550,200
  General and administrative                            1,121,400         1,145,900
  Other                                                    15,200              --
                                                     ------------      ------------
                                                        1,752,800         2,039,900
                                                     ------------      ------------
OPERATING LOSS                                         (1,260,000)       (1,616,500)

OTHER INCOME & EXPENSES
  Gain on sales of assets                                   5,200           177,500
  Interest income                                         218,300           133,900
  Interest expense                                       (114,200)          (45,700)
                                                     ------------      ------------
                                                          109,300           265,700
                                                     ------------      ------------
LOSS BEFORE
  MINORITY INTEREST:                                   (1,150,700)       (1,350,800)

MINORITY INTEREST IN GAIN OF
  CONSOLIDATED SUBSIDIARIES                                28,900            24,300
                                                     ------------      ------------

LOSS BEFORE INCOME TAXES                               (1,121,800)       (1,326,500)

PROVISION FOR INCOME TAXES                                   --                --
                                                     ------------      ------------

NET LOSS FROM
  CONTINUING OPERATIONS                                (1,121,800)       (1,326,500)

DISCONTINUED OPERATIONS,
   NET OF TAX                                                --              (1,900)
                                                     ------------      ------------

NET LOSS                                               (1,121,800)       (1,328,400)

PREFERRED STOCK DIVIDENDS                                    --             (37,500)
                                                     ------------      ------------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                             $ (1,121,800)     $ (1,365,900)
                                                     ============      ============

NET LOSS PER SHARE BASIC
  FROM CONTINUED OPERATIONS                          $      (0.10)     $      (0.16)
  FROM DISCONTINUED OPERATIONS                               --                --
                                                     ------------      ------------
                                                     $      (0.10)     $      (0.16)
                                                     ============      ============
NET LOSS PER SHARE DILUTED
  FROM CONTINUED OPERATIONS                          $      (0.10)     $      (0.16)
  FROM DISCONTINUED OPERATIONS                          --                --
                                                     ------------      ------------
                                                     $      (0.10)     $      (0.16)
                                                     ============      ============
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                   10,761,093         8,192,316
                                                     ============      ============

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                   10,761,093         8,192,316
                                                     ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three Months Ended August 31,
                                                          -------------------------------
                                                               2002             2001
                                                          -------------     -------------
                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (1,121,800)     $ (1,365,900)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Minority interest in loss
       of consolidated subsidiaries                            (28,900)          (24,300)
     Depreciation                                              157,500           130,000
     Noncash services                                           11,600              --
     Amortization of debt discount                              83,800              --
     Gain on sale of assets                                     (5,200)         (177,500)
     Noncash compensation                                      129,000              --
     Prepaid Drilling                                           58,400           234,200
     Net changes in assets and liabilities                      34,100           659,000
                                                          ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                         (681,500)         (544,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase and exploration of gas properties                 (534,500)          (44,500)
   Proceeds from the sale of gas interests                     625,000           275,000
   Proceeds from sale of property and equipment                 42,200           388,700
   Increase in restricted investments                           34,100            28,200
   Purchase of property and equipment                          (31,600)          (48,200)
   Net change in investments in affiliates                    (100,900)           61,300
                                                          ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       34,300           660,500

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                         --           1,026,600
   Proceeds from issuance of stock by subsidiary                  --           1,000,000
   Proceeds from long-term debt                                194,300           283,100
   Net repayments on lines of credit                              --            (500,000)
   Repayments of long-term debt                                (75,000)          (89,000)
                                                          ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      119,300         1,720,700
                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                         (527,900)        1,836,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             2,564,300           685,500
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,036,400      $  2,522,200
                                                          ============      ============


            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three Months Ended August 31,
                                                               -----------------------------
                                                                   2002             2001
                                                               ------------     ------------
                                                                (Unaudited)      (Unaudited)

SUPPLEMENTAL DISCLOSURES:
     Income tax paid                                           $     --         $     --
                                                               ============     ============

     Interest paid                                             $    114,200     $     45,700
                                                               ============     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Sale of equipment by issuing of note receivable           $     --         $    210,000
                                                               ============     ============

     Non-cash consideration for Gas Property Purchase          $    150,000     $     --
                                                               ============     ============



            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1) The Condensed Consolidated Balance Sheet as of August 31, 2002 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended August 31, 2002 and 2001, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2002 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of August 31, 2002 and May 31, 2002 and the results of operations and cash flows for the three months ended August 31, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2002 Form 10-K. The results of operations for the periods ended August 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include 100% of the accounts of USECB Joint Venture ("USECB" or "USECC") which is owned 50% by the Company and 50% by the Company's subsidiary, Crested Corp. (Crested). The consolidated financial statements also reflect 100% of the accounts of its majority-owned and controlled subsidiaries: Energx Ltd. (90%), Crested (70.5%), Plateau Resources Limited (100%), Sutter Gold Mining Co. (66.3%), Yellow Stone Fuels Corp. ("YSFC") (35.9%), Four Nines Gold, Inc. (50.9%), Northwest Gold, Inc. (96%) and Rocky Mountain Gas, Inc. ("RMG")(91.7%). All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and standby costs of $11,392,700 at August 31, 2002 and $11,451,000 at May 31, 2002 are the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be completed until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

     5) Components of Properties and Equipment at August 31, 2002 consist of natural gas properties, mining properties, and buildings and equipment.

                                                                Accumulated
                                                                Amortization
                                               Cost            and Depreciation         Net Value
                                            --------------     ----------------       -------------
Natural gas properties                      $    6,829,300     $    (1,802,200)       $   5,027,100
Buildings and other equipment                   15,361,600          (5,934,000)           9,427,600
                                            --------------     ---------------        -------------
                                            $   22,190,900     $    (7,736,200)       $  14,454,700
                                            ==============     ===============        =============

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     At August 31, 2002, $5,027,100 is invested in coalbed methane properties (what we paid for proved and undeveloped properties, plus what we have spent on exploration of these properties). A considerable amount of time is required from the drilling of test wells before determination that a prospect is economically feasible (contains economic reserves of gas at prevailing prices and operating costs), or not.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     This period of time (up to 24 months in some cases) is necessary because the water contained in the coal seam must be pumped off to allow the trapped gas to begin flowing.

     One of our properties is producing at volumes and the gas is selling at rates which have been uneconomic in the first quarter but which are improving (both volume and price) at report date. The evaluation process is well underway at another property, but not yet completed, and the evaluation process at the largest properties (Castle Rock and Kirby) has not moved past the drilling of a small number of initial test wells (dewatering has not yet started). Therefore, there is no impairment necessary to the carrying values of the coalbed methane properties.

     6) On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM has a right to purchase an undivided 50% interest as part of the purchase and sale agreement in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due in the forty- second month. At August 31, 2002, the payments under the CCBM note were current.

     During the quarter ended August 31, 2002, the Company's subsidiary RMG purchased an average 25% net revenue interest and an average 31% working interest in eighteen coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the eighteen drilled wells are currently connected to gathering lines and produce at a combined rate of approximately one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the properties: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. One of the wells is used as a water inspection well.

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three months ended August 31, 2002 and 2001 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive. Those options and warrants are convertible into 2,896,830, and 769,536 shares of common stock, respectively.

     8) During the quarter ending August 31, 2002, the Company made the decision to permanently discontinue its airport operations at the Riverton Wyoming Regional Airport. The assets the Company owns that were used in the airport operations will either be sold or converted for use in the Company's other operations. The Company will continue to own the main hanger where the Company's aircraft is stored.

     9) The Internal Revenue Service (IRS) has audited and closed the Company's tax years through May 31, 2000 with no material changes and no change in the amount of tax due.

     10) Certain reclassifications have been made in the May 31, 2002 financial statements to conform to the classifications used in August 31, 2002.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     11) In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not determined the timing of adoption. The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted

     12) The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through August 31, 2002. In addition, we have used, rather than provided, cash in our operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------

     The following is Management's Discussion and Analysis of significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended August 31, 2002 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2002. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

CRITICAL ACCOUNTING POLICIES

     OIL AND GAS PRODUCING ACTIVITIES

     We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration of oil and gas reserves, including directly related overhead costs, are capitalized.

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

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value, "discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Decreases in future gas prices will cause a reduction to the estimated present value and may result in an impairment of our proved properties.

     Reclamation liabilities are recorded based on the Company's best estimate of future reclamation and closure costs based on currently available facts. Period to period changes in the liability may result from the passage of time and revisions to either timing or the amount of the original estimate.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended August 31, 2002, our cash position decreased by $527,900 to a Cash balance of $2,036,400 as compared to a Cash balance at May 31, 2001 of $2,564,300. This decrease in Cash came as a result of $681,500 being consumed in operations. The reduction in Cash from operations was partially offset by cash provided by investing and financing activities in the amounts of $34,300 and $119,300, respectively.

     Operations during the quarter ended August 31, 2002, resulted in a net loss of $1,121,800. The major non-cash components of the net loss for the year were:
Depreciation and Amortization of $157,500; non-cash services of $11,600; Amortization of a debt discount of $83,800; non-cash compensation of $129,000; Prepaid Drilling of $58,400 and the net change in assets and liabilities of $34,100.

     Non-Cash services relate to the amortization of compensation paid to a financial consultant in a prior period which is being amortized over the life of the consulting contract. Prepaid drilling increased as a result of the advancement of drilling cash requirements by participants in the Company and its subsidiary Rocky Mountain Gas Inc., ("RMG") coal bed methane drilling programs. These funds are used to fund ongoing drilling obligations under the terms of the coalbed methane contracts.

     During fiscal 2002, the Company entered into a financing agreement with an independent company whereby the Company secured a $1,000,000 loan which accrues interest at 8% per annum and is due quarterly commencing on September 1, 2002. The entire debt is due on May 30, 2004. At the option of the lending company, all or a portion of the $1,000,000 debt may be repaid with the common stock of the Company or the Company's subsidiary, RMG, at the rate of $3.00 per share for the Company's shares or $1.50 per share for RMG's shares. In addition the lending company received detached warrants to purchase 120,000 shares of the Company's and 120,000 shares of RMG's common stock at $3.00 and $1.50 per share, respectively and a beneficial conversion provision. As a result of this transaction, the Company recognized a $670,100 discount on the $1,000,000 loan at May 31, 2002. The amortization of the discount over the term of the loan resulted in the amortization of loan discount of $83,800 during the quarter ended August 31, 2002.

     Investing activities provided $34,300 during the quarter ended August 31, 2002. The primary components of this increase in Cash were Proceeds from the sale of gas interests of $625,000; Proceeds from the sale of equipment of $42,200, and an increase in restricted investments of $34,100 for a total of $701,300 provided by investing activities. Investing activities also used a total of $667,000 during the quarter ended August 31, 2002. The major components of the cash used in investing activities were the purchase and exploration of gas properties of $534,500; the purchase of certain property and equipment of $31,600, and the continued investment in affiliates of $100,900.

     RMG assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for the purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at 8% per annum over 41 months (starting on July 31, 2001) with a balloon payment due on the forty-second month. The note is secured by a pledge of CCBM's interest in the properties of RMG being purchased by CCBM. Payments recorded on the promissory note principal were $625,000 during the quarter ended August 31, 2002, were taken against our full cost pool of coalbed methane gas properties. CCBM has made all payments due under the terms of the promissory note. CCBM also agreed to pay $5,000,000 to drill and complete coalbed methane wells on RMG's properties. One half of this amount, $2,500,000 will be credited against any drilling or property exploration costs that are the obligation of RMG. As of August 31, 2002, the total amount expended by CCBM towards this work commitment was $2,675,500 leaving a balance under the work commitment of $2,324,500 approximately half of which will be spent to cover RMG's commitments in the exploration of the joint properties

     On June 4, 2002, RMG purchased an average 25% net revenue interest and an average 31% working interest in 18 coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of he 18 drilled wells are currently hooked up and produce at a combined rate of one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property; the Cook coal (11 wells) at 650 feet and the Canyon Coal (2 wells) at 450 feet. One of the 18 wells is used as a water injection well. The total purchase price for the property for RMG was $650,000, $500,000 of which was paid in cash and $150,000 in common stock of the Company which was issued during the year ended May 31, 2002. RMG also spent an additional $34,500 in funding its portion of drilling and exploration costs on its coalbed methane properties.

     Financing activities during the quarter ended August 31, 2002 provided $119,300. This increase in Cash was as a result of the Company financing its annual liability insurance premiums and the purchase of various pieces of equipment. This increase in Cash was offset by the payments made by the Company during the quarter ended August 31, 2002 on its long term debt of $75,000.

     Working capital decreased by $1,099,500 from $3,486,200 at May 31, 2002 to working capital of $2,386,700 at August 31, 2002. This decrease in working capital was primarily as a result of the increased cash receipts discussed above.

CAPITAL RESOURCES

     The primary sources of our capital resources are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and exploration programs; projected production from RMG's coalbed methane properties; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership interest in mineral properties; proceeds under the line of credit; equity financing of the Company's subsidiaries; and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation. We will also continue to receive revenues from our commercial operations in southern Utah.

     Drilling and exploration capital requirements will be satisfied for the majority of fiscal 2003 from the CCBM work commitment of which there is $2,324,500 remaining as of August 31, 2002. Approximately one-half of this amount will be paid by CCBM on behalf of RMG for its obligations for drilling and property exploration of coalbed methane properties. There is also a balance of $5,750,000 at August 31, 2002, due from CCBM under its purchase agreement. Under the terms of the promissory note, this amount will continue to be paid at the rate of $125,000 per month plus interest until November 2004 at which time a balloon payment of $2,375,000 is due. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. After CCBM has paid $2,500,000 (33%) of the principal amount of the promissory note, RMG will release 25% of the undivided interest in the coalbed methane properties purchased by CCBM; another 25% when $5,000,000 (66.6%) of the principal is paid, and the balance of the total 50% undivided interest when all of the principal amount of $7,500,000 of the purchase price has been paid.

     Under the agreement with CCBM, CCBM also agreed to use its best efforts to obtain financing to raise no less than $20 million to be used by RMG to acquire more coalbed methane properties. CCBM has not been successful in raising these funds within the terms of the agreement due to market conditions for coalbed methane gas. RMG has extended the time for CCBM to raise the funds to June 30, 2003. If CCBM is unsuccessful in raising the funds to purchase additional coalbed methane properties or for any reason determines to discontinue participation in the exploration of RMG's coalbed methane properties, RMG will continue to seek equity or industry funding to develop its properties.

     The Company has shut down it mines and has discontinued its mining and construction operations. It therefore has surplus equipment and buildings from these operations. During fiscal 2001 and 2002, the Company sold the majority of its surplus equipment. In addition, the Company owns various raw land which is held as investment property or was intended to be used in mining operations. These properties are no longer needed for the core business of the Company and will be sold. The Company currently has an offer to sell a piece of property in California which was previously held for the development of a mill tailings site for its subsidiary Sutter Gold Mining Company, ("SGMC"). This property was never developed for a tailings site so has no reclamation liability attached to it.

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

     To assist in financing the holding costs of the SGMC properties (which are shut down), the Company developed a mine tour business. After operating the mine tour business for approximately one year, it was determined to lease out the tour business. Proceeds under the lease agreement partially defray the holding costs of the mine property. The Company is currently discussing the potential of either a sale of the property to an industry partner or a possible joint venture agreement to operate the property.

     We currently have a $750,000 line of credit with a commercial bank. As of May 31, 2002, this line of credit has been drawn down by $200,000. The line of credit will expire in November of 2002. Due to the sale of mining equipment, which was held as collateral for the line of credit, the limit of the line of credit may be reduced. We also have a $500,000 line of credit through our affiliate Plateau Resources. This line of credit is for the development of the Ticaboo Townsite in southern Utah. Plateau has drawn down $300,000 of this financing facility which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this report.

     We have been involved in litigation with Nukem, Inc. involving Sheep Mountain Partners, ("SMP") for the past eleven years. The U.S. District Court of Colorado has appointed a Special Master to determine the value of the purchase rights, the pounds of uranium, and the profits under certain contracts Nukem entered into with 3 CIS Republics, which have been impressed in a constructive trust. The Special Master is currently conducting the accounting. The Federal Court has ordered that the accounting be completed and filed with the Court by December 6, 2002 with a further status hearing to be held on December 13, 2002. The ultimate outcome of this litigation cannot be determined but management of the Company believes that it will be beneficial to the Company.

     We believe that these cash resources will be sufficient to sustain operations during fiscal 2003.

CAPITAL REQUIREMENTS

     The primary capital requirements during fiscal 2003 are expected to be exploration of coalbed methane properties; the cost of maintaining our uranium properties that are shut down; the holding costs of the SGMC properties which are also shut down, and general and administrative costs. Estimated capital requirements for the balance of fiscal 2003 are: $830,000 for the exploration and holding costs of coalbed methane properties; costs to maintain uranium properties and associated real estate assets in the amount of $450,000; SGMC properties holding costs of $210,000, and general and administrative costs of $2,915,000. These allocations and estimates may vary depending on the level of acquisition and drilling RMG participates in during the year.

                    EXPLORATION OF COALBED METHANE PROPERTIES

     The majority of the fiscal 2003 exploration costs associated with the coalbed methane properties of RMG has been funded through the CCBM agreement. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non-participating parties. Should we be required to fund any non-participating entities portion of the exploration programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

                         MAINTAINING MINERAL PROPERTIES

     SMP URANIUM PROPERTIES

     The holding costs associated with the uranium properties formerly owned by Sheep Mountain Partners ("SMP"), are approximately $28,000 per month. We continue to implement cost cutting measures to reduce the holding cost while at the same time preserving the properties. We have begun the process of reclamation on certain of these properties and will continue to do work during fiscal 2003. It is estimated that $50,000 in reclamation work will be completed on the SMP properties during fiscal 2003. The Company is seeking final approval from the regulatory agencies of the reclamation work completed on the GMIX water treatment plant during fiscal 2002.

     PLATEAU RESOURCES URANIUM PROPERTIES

     Plateau owns the Ticaboo Townsite, which includes a motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made, during fiscal 2002, to lease out all but the motel operations. This decision relieved us of the obligation and expense of employees, inventory and risk of loss from the business operations.

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale of the uranium mill. There are no major reclamation projects anticipated on the mill or mine properties during fiscal 2003.

     SUTTER GOLD MINING COMPANY PROPERTIES

     We have one employee at the SGMC properties to preserve the core assets and properties. SGMC is in the process of evaluating the potential of selling certain of the non-essential land positions that it has acquired. SGMC is also considering other alternatives such as equity financing or obtaining industry partners to develop the property.

     Carrying values for the SGMC properties, as of May 31, 2002, are lower than the fair market value of the properties. These assets consist primarily of raw land that was purchased for a mill tailings cell but is no longer needed under the new mine development plan. The land is in the path of a proposed highway development project by the State of California.

     The Sutter properties contain no proven or probable reserves.

                                  DEBT PAYMENTS

     Debt to non-related parties at August 31, 2002 was $2,962,100. Payment requirements on the convertible debt referenced above during the balance of fiscal 2003 is $60,000 of interest and $379,000 in principal payments. As of August 31, 2002, the Company borrowed $200,000 under its $750,000 line of credit with a commercial bank. The line of credit expires in November of 2002.

                                RECLAMATION COSTS

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

                              RESULTS OF OPERATIONS


     During the quarter ended August 31, 2002, the Company recorded an operating loss of $1,260,000 as compared to a operating loss of $1,616,500 for the quarter ended August 31, 2001. This reduction of $356,500 in the operating loss was primarily as a result of increase in revenues of $69,400 and a reduction of $287,100 in costs and expenses.

     The components of increased revenues were in motel and real estate operations of $60,600 and gas sales of $28,300. These increases in revenues were offset by reduced management fees of $19,500. Motel revenues increased during the quarter ended August 31, 2002 over the same quarter of the previous year as a result of increased return business at the Company's operations at Ticaboo in southern Utah. RMG recognized its first ever methane gas production from the field it purchased during the quarter ended August 31, 2002. Management fees decreased as the Company has discontinued a portion of its operations and therefore does not recognize management fees on any of its related businesses with the exception of RMG.

     Costs and expenses were reduced primarily as a result of cost cutting and expense management programs implemented by the management of the Company. A total of $287,100 in cost reduction was recognized during the quarter ended August 31, 2002 when compared to the quarter ended August 31, 2001. These reductions were in Motel operations of $124,000; Mineral holding costs of $341,700 and General and Administrative costs of $24,500. These reductions of costs were partially offset by costs associated with RMG's production of methane gas of $187,900.

     Net income from other income and expenses was reduced by $156,400 during the quarter ended August 31, 2002 from the quarter ended August 31, 2001. This reduction in net income from income and other expenses was as a result of reduced Gain on the sale of assets of $172,300, increased interest income of $84,400 and increased interest expense of $68,500. The Company sold significant portions of its mining and drilling equipment during fiscal 2001 and the first quarter of fiscal 2002. During the same quarter of fiscal 2002 the Company did not recognize similar revenues as the remaining assets were not sold. Interest income increased during the quarter ended August 31, 2002 as a result of higher levels of cash invested in interest bearing investment accounts.

     Operations for the three months ended August 31, 2002 resulted in a loss of $1,121,800 as compared to a loss of $1,326,500 for the same three months of the prior year. This $204,700 reduction in the loss from operation is as a result of the increases in revenues and reduction of expenses discussed above. Operations therefore resulted in a loss of $0.10 per share for the three months ended August 31, 2002 as compared to a loss of $0.16 per share during the prior year.

ITEM 4.   CONTROLS AND PROCEDURES

     In the 90 day period before the filing of this report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officers of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments in the Legal Proceedings as reported by the Company in Item 3 of its May 31, 2002 Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. The Company filed three reports on Form 8-K for the quarter ended August 31, 2002 reporting events of June 5, 2002, regarding the completion of the acquisition of the Bobcat property; June 19, 2002, regarding the Phelps Dodge litigation; and August 19, 2002, regarding the Order of the Special Master for Nukem to provide monthly reports.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            U.S. ENERGY CORP.
                                            (Company)


Date: October 14, 2002                      By:    /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN,
                                                 CHAIRMAN and CEO


Date: October 14, 2002                      By:    /s/ Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer

                                  CERTIFICATION

     I, Robert Scott Lorimer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of U.S. Energy Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14 day of October, 2002.



                                         /s/  Robert Scott Lorimer
                                       -----------------------------------------
                                       Robert Scott Lorimer
                                       Chief Financial Officer

                                  CERTIFICATION

     I,   John L. Larsen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of U.S. Energy Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14 day of October, 2002.



                                          /s/  John L. Larsen
                                        ----------------------------------------
                                        John L. Larsen,
                                        Chief Executive Officer