Form 10-K/A
period 2001-05-31
US ENERGY CORP
filed 2003-01-13
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                                     MARKED FOR
                               FORM 10-K/A                             CHANGES
                                 AMENDMENT NO. 3

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


     In fiscal 2001, we were engaged in three industry segments: exploration of coalbed methane properties (and holding inactive mining properties); motel, real estate and airport operations; and contract drilling/construction operations. In the first segment, we have three principal mineral sectors: coalbed methane gas, uranium and gold (properties and other assets included in the latter two sectors are shut down). The uranium properties are located on Sheep Mountain in Wyoming, and in southeast Utah; we also hold a royalty interest in uranium claims on Green Mountain, Wyoming, now held by Kennecott Uranium Company (see below). The gold property is located in Sutter Creek, California, east of Sacramento. Interests are held in other mineral properties (principally molybdenum), but are either non-operating interests or undeveloped claims. We also operate a small oil field in Montana. Our fiscal year ends May 31.

     The activities on the coalbed methane gas properties are conducted through Rocky Mountain Gas, Inc ("RMG," a Wyoming corporation owned 42% by USE and 42% by Crested Corp.; Crested is a 70.5% majority-owned subsidiary of USE, see below). Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 257,000 gross mineral acres of coalbed methane properties.

     We have conducted exploratory drilling and testing on certain of the coalbed methane properties, but in general, additional work (gathering production data from a producing property, and on other properties, the dewatering of completed wells, and drilling and dewatering more wells) will have to occur to establish if we have any proved reserves. Specifically, we expect to make a determination whether there are proved reserves on our producing property (Bobcat property) by February 14, 2003, and on another property (Clearmont, which is not now in production) by April 30, 2003. We did not receive any revenues from coalbed methane gas sales through the end of the most recent fiscal year (May 31, 2001), although after that date, we have been selling coalbed methane gas from the producing Bobcat property (bought in June 2002).


     For detailed information about our coalbed methane properties and business strategy, please see "Minerals - Coalbed Methane" below.


     We don't know if anything of value will result from our activities in the coalbed methane area: Only a limited number of exploratory wells have been drilled, and there is not yet enough information from these wells to determine if they contain proved reserves; gas prices are low in the Powder River Basin (our area of activity), and continued low prices will affect not only the economics of the producing Bobcat property, but also the economics of the exploration projects as they move into production in the future. In addition, delays in obtaining permits needed for continued exploration could delay our coalbed gas plans, and more funding may be needed but may not be available.

     USE and Crested Corp. ("Crested") originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans is now deceased). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and Crested subsequently paying these debts by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 70.5%. All of USE's (and Crested's) operations are in the United States. Principal executive offices are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.


     Most of the Company's (USE's) operations are conducted through subsidiaries, the USECC joint venture with Crested, and jointly-owned subsidiaries of USE and Crested.

      The Company's subsidiaries are:

                                        Percent                Primary
      Subsidiary                     Owned by USE*        Business Conducted
      ----------                     -------------        ------------------


      Plateau Resources, Ltd.           100.0%            Uranium (Utah) - Inactive - shut down;
                                                          Motel/real estate - Active
      Energx, Ltd.                       90.0%            Gas - Inactive - shut down
      Four Nines Gold, Inc.              50.9%            Contract Drilling/Construction - Inactive
                                                          (since 2001)
      Sutter Gold Mining Company         66.3%            Gold (California) - Inactive - shut down
      Crested Corp.                      70.5%            Uranium, gold and molybdenum properties
                                                          (all inactive and shut down), and exploration
                                                          activities on coalbed methane properties
      Yellowstone Fuels Corp.            35.9%            Uranium (Wyoming) - Inactive - shut down
      Rocky Mountain Gas, Inc.           84.0%            Coalbed methane exploration
      Northwest Gold, Inc.               96.0%            Gold (Montana) - Inactive - shut down
      USECC Joint Venture                50.0%            Uranium (Wyoming, Utah), gold and
                                                          molybdenum,** all inactive and shut down;
                                                          and coalbed methane exploration

     *Includes ownership of Crested Corp. in RMG and Sutter.


     **There are no plans to put the molybdenum property into production in the foreseeable future. See "Inactive Mining Properties - Molybdenum.

     Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000 and receiving a royalty interest in the uranium properties. The GMMV properties are shut down. Kennecott also assumed all reclamation obligations on the GMMV properties; reclamation obligations for an ion exchange facility located on properties outside the GMMV were not assumed by Kennecott, see "Sheep Mountain Partners - Properties" below. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are shut down.

     The mineral properties held by Sutter Gold Mining Company ("SGMC"), a majority- owned subsidiary of USE, are shut down because the current price of gold does not permit raising the capital necessary to put the properties into production.


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.


     During the three fiscal years ended May 31, 2001, for technical financial presentation purposes, we operated in three business segments: (i) coalbed methane gas exploration (and holding shut down mines and mineral properties),
(ii) motel, real estate, and airport operations, and (iii) contract drilling/ construction (principally in fiscal 2000 and the first quarter of fiscal 2001). The principal products of the operating units within each of the reportable industry segments for the three fiscal years ended May 31, 2001 are set forth in the table below.

     While we technically had three segments in this three year period, most of our activities in minerals, motel/real estate/airport, and contract drilling/construction have ceased or have been severely curtailed. The only current activities of a material and recurring nature are in coalbed methane, and motel operations and management services.


     INDUSTRY SEGMENTS                           PRINCIPAL PRODUCTS


     Coalbed Methane Gas Exploration        Acquisition of coalbed methane
     (and holding of mining properties      properties, and exploration  and
     which are shut down)                   development of such properties for
                                            coalbed methane gas. This activity
                                            is material and recurring, and is
                                            our principal business focus. Sales
                                            and leases of mineral- bearing
                                            properties and, from time to time,
                                            the production and/or marketing of
                                            uranium, gold and receipt of advance
                                            royalties on molybdenum. Activities
                                            in uranium, gold and molybdenum are
                                            shut down as recurring activities.



     Motel, Real Estate and                 Operation of a motel and rental of
     Airport Operations                     real estate, operation of an
                                            aircraft fixed base operation (fuel
                                            sales, flight instruction and
                                            aircraft maintenance), and various
                                            contract services, including
                                            managerial services for subsidiary
                                            companies. Only the motel and real
                                            estate, and management services
                                            activities remain active now. Though
                                            significant in terms of
                                            contributions to revenues on a
                                            historical basis, these operations
                                            are auxiliary to the principal
                                            business focus of the company
                                            (coalbed methane).

     Contract Drilling/Construction         Contract drilling of coalbed methane
                                            gas wells, construction of drill
                                            sites, gas pipe lines, reservoirs
                                            and reclamation of locations. This
                                            activity has been shut down.


     Percentage of Net Revenue contributions by the three segments (and by interest on cash accounts) in the last three fiscal years were:

                                    Percentage of Net Revenues During the Year Ended
                                    ------------------------------------------------
                                       May 31,          May 31,          May 31,
                                        2001             2000             1999
                                       -------          -------          -------

Coalbed Methane (and
  shut down mining properties)            3%               2%                2%

Motel, Real Estate
  and Airport Operations                 15%              36%               27%
Construction Operations                  15%              46%                0%
Interest and Other                       67%              16%               71%


     In fiscal 2001, we received $442,800 in revenues from the coalbed methane and mining properties segment, as compared to $132,600 in fiscal 2000; none of the revenues were from coalbed methane gas sales. During fiscal 2001, there were $108,500 from molybdenum advance royalties, and $334,300 from uranium contract deliveries and the sale of a uranium delivery contract. During fiscal 2000 we recorded $132,600 from advance molybdenum royalties. During fiscal 1999, there were revenues of $150,600 from molybdenum advance royalties and $87,600 for uranium contract deliveries. We have not received revenues from coalbed methane/mining properties activities, other than the preceding transactions in fiscal 2000 or 2001, as our mineral properties are either shut down (our uranium and the Sutter California properties, and the molybdenum property which is held by another company), or in exploration (our coalbed methane properties).

     Motel, real estate and airport operations during fiscal 2001 generated revenues of $2,222,400, compared to $2,734,800 during fiscal 2000, with the decrease due to a slower tourist season at the motel operation in southern Utah.

     Contract drilling and construction operations for third parties in the coalbed methane business resulted in revenues of $2,238,600 during fiscal 2001 compared to $3,584,900 during fiscal 2000. No revenues were recognized in this segment in fiscal 1999 . After May 31, 2001, these third-party services were shut down.




     In coalbed methane, we compete against many companies, some of which are much larger and better financed than the Company. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore coalbed methane potential, then, if warranted, drill production wells and install production equipment (gathering systems, compressors, etc.).

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps- Dodge, a worldwide integrated minerals company with inventories of exploration, development stage, and producing properties, involving numerous metals and other minerals. We believe that at the present time, Phelps Dodge does not have a plan to place the molybdenum property into production.




     In the motel, real estate and airport operations segment we own and manage an office building (where our headquarters are located), a fixed based aircraft operation, and small parcels of land, all in Riverton, Wyoming and a small amount of additional acreage elsewhere in Wyoming. We also own townsites, a motel and convenience store, and other commercial facilities in Utah. There is no significant competition in this area ; although parcels are sold from time to time, we are not in the land development business. In fiscal 2001, we reported revenues from contract methane well drilling and support services. We have sold off most of the equipment used in these operations in fiscal 2002, retaining three drilling rigs for RMG operations as needed. As of the date of this amended report, construction activities are limited to a few small projects in Riverton, Wyoming. We contract out RMG's coalbed drilling and construction work to third parties.


(C) NARRATIVE DESCRIPTION OF BUSINESS BY INDUSTRY SEGMENT (INCLUDING ITEM 2 - PROPERTIES).


     Coalbed Methane (and Inactive Mining Properties)


COALBED METHANE


     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 42% by the Company and 42% by Crested), as of May 31, 2001.

     At September 25, 2002 RMG holds leases and options on approximately 277,586 gross acres of federal, state and private (fee) land in the Powder River Basin of Wyoming and Montana. Most of this acreage was acquired in the fiscal year ended May 31, 2001. As of September 25, 2002 there are no producing CBM wells on any of the acreage. Not included in this acreage total is the 1,940 gross acres in the Bobcat Property, a producing CBM property acquired by RMG in June 2002.

     Through May 2002, 58 CBM wells have been drilled, almost all with funds provided by industry partners CCBM, Inc. and SENGAI (see below). Reserves have not been established for any of the properties on which wells have been drilled.

     Independent reserve evaluations will be conducted and reported by February 14, 2003 for the Bobcat property (bought as a producing property in June 2002), and by April 30, 2003 for the Clearmont prospect (undrilled acreage acquired in fiscal 2001, drilling started in fiscal 2002). In the case of the Bobcat property, reliable daily production data is being obtained (well gas pressure, water production, etc.) to provide the necessary data base for a reserve evaluation. For the Clearmont property, the current dewatering process should be completed and initial gas sales commence in early 2003, which will provide the necessary data base for a reserve evaluation of that property.

     In summary, the valuation process for the investments in Bobcat will be completed by February 14, 2003, and for Clearmont by April 30, 2003. See "Acquisition and Exploration Capital Expenditures" below. The valuation will be made when there is enough information to do so. If production has not reached levels that are economic at the gas prices on evaluation date, there would be no proved reserves on the subject property.

     We have not established that our investments in coalbed methane properties and exploration activities will yield anything of value. We will not be able to make that assessment until the presence, or absence, of reserves on the properties is established. The first properties to be evaluated will be Bobcat and Clearmont. Other properties (especially Castle Rock and Kirby) are very large and will require the drilling of numerous exploratory wells and extended dewatering periods for each group or "pod" of wells (from 6 to 18 months after drilling and completion) before an assessment of reserves can be made. In some areas where no other coalbed methane wells on adjacent properties are dewatering the coal seam, the dewatering process could take as long as 24 months.

     Among the uncertainties we face in the process of determining if our coalbed methane investments will yield value are the following: Prices for gas sold in the Powder River Basin are the lowest in the United States and may not improve enough, over a sustained time period, to make many properties economic; capital (in addition to the $2,245,000 at May 31, 2002 remaining from CCBM, Inc.'s drilling fund) to continue exploration efforts may be needed but not available; and permitting issues may delay further work. An unfavorable confluence of these uncertainties, if realized, could result in a write-down of the carrying value of properties which don't produce enough gas at low prices to be economic; the write-down of the carrying value of other properties which need more wells drilled and dewatered to improve the economics of production (but the capital isn't available); and/or the delay (whether from lack of capital or permitting problems) in establishing reserves for the larger prospects where many wells will have to be drilled to assess to value of the properties.

     ACQUISITION AND EXPLORATION CAPITAL EXPENDITURES

     From inception on November 1, 1999 through May 31, 2001, RMG incurred total acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on coalbed methane properties of approximately $5,881,700.

     The following table shows certain information regarding the gross costs incurred.

                                            Year Ended May 31,
                                     -------------------------------
                                         2001                2000
                                     -----------         -----------
          Acquisition costs          $   870,600         $ 4,727,200
          Exploration                    283,900           --
                                     $ 1,154,500         $ 4,727,200

     Acquisition costs included amounts paid for properties , delay rentals, lease option payments, and general and administrative costs directly attributable to the acquisitions.

     The recorded amounts for acquisition and exploration of $5,881,700 and $4,727,200, represent 19.3% and 15.3% of total assets at May 31, 2001 and 2000.

     We use the full-cost method of accounting for gas properties. Under this method, all acquisition and exploration costs are capitalized in a "full-cost pool" as incurred. Depletion of the pool will be recorded using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved gas reserves (which will be established by the reserve reports to be obtained by the company), the excess costs will be charged to operations.

     If it is determined that there are no reserves on the Bobcat or Clearmont properties, all acquisition and exploration costs previously capitalized for those properties will be written-down and charged to operations. To the extent reserves are established to be less than such costs, the costs will be written-down to the amount of present value of the reserves. In this event, assets would decrease and expenses would increase. Once incurred, a write-down of gas properties can't later be reversed.

     In addition, if at some point in the future the exploration work on our other prospects (in particular the larger prospects) would be delayed because of lack of capital or permitting delays, or both, with the result that it cannot be established whether or not proved reserves exist on the properties, the exploration costs for those properties would be written-off.

     When reserve reports are obtained on our properties, any resulting impact on the financial statements will be reported in the next periodic filing with the SEC.

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

     RMG's staff includes a professional geologist, a landman, and field supervisory personnel. Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the president of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks for evaluation wells in Montana, pending production permitting approval and water holding ponds in Wyoming). The decision whether to complete the well is made by RMG's president.


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

TABLE 1

                                          ROCKY MOUNTAIN GAS, INC.
                                                ACREAGE HELD

------------------------------------------------------------------------------------------------------
      Project
      and Date           Gross Lease        Net Lease        RMG Net        Quaneco Net       CCBM Net
      Acquired              Acres             Acres           Acres            Acres           Acres
------------------------------------------------------------------------------------------------------
    Castle Rock            123,840           111,567          48,811          55,784           6,973
     Jan. 2000
       Kirby                80,254            74,512          18,628          37,256           18,628
     Jan. 2000
   *Oyster Ridge            65,247            65,247          25,729             0             25,729
     Dec. 1999
     Clearmont              5,345             2,785           1,393              0             1,393
     Jan. 2000
       Sussex                 640               640            320               0              320
     Jan. 2000
       Finley                 160               160             80               0               80
     Jan. 2000
    Baggs North               120               120             60               0               60
     Jan. 2000
   Gillette North             80                80              40               0               40
     Jan. 2000
       Arvada                1,900             1,700           850               0              850
     Jan. 2000
       TOTAL               277,586           256,811          95,911          93,040           54,073
----------------------------------------------------------------------------------------------------

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


     A total of 58 wells have been drilled on RMG acreage to date: five in fiscal 2001 and 53 in fiscal 2002. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of the Suncor Option and Farmin Agreement (see below). Eleven of those 19 wells were stratigraphic wells and will be reclaimed by Suncor. Eight of those 19 wells were completed and are owned by RMG (93.75% working interest) and CCBM (6.25% working interest)., as Quaneco opted out of maintaining a working interest in the eight wells. Other than the Castle Rock wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below).

     As of May 31, 2002, CCBM and RMG have spent approximately $2,755,000 of the $5,000,000 drilling fund. We are relying on the $2,245,000 balance to pay for 100% of the drilling and completion costs on up to 36 more wells currently permitted, for which work is scheduled from April 2002 through September 2002:
19 wells on the Clearmont prospect (estimated costs $1,700,000); 9 wells on the Bobcat prospect (estimated costs $800,000); and 6 wells on the Arvada prospect (estimated costs $550,000); and 2 wells on the Oyster Ridge prospect (estimated cost $150,000) Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest (no financial obligation to RMG for a well's costs until after the drilling fund reaches $5,000,000 spent by CCBM). Work would be delayed if CCBM were not able to fund these costs. Presently we do not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in the company.


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

TABLE 2

                                             ROCKY MOUNTAIN GAS, INC.


     PROSPECT                 FY 2001                   FY 2002                     TOTAL              Remaining
                        (6/1/00 - 5/31/01)         (6/1/01 - 5/31/02)                                   Permits
                      Wells            $          Wells            $        Wells            $
------------------------------------------------------------------------------------------------------------------
Castle Rock             3         $ 283,894        19*       $ 2,500,000      22           $ 2,783,894       15
Kirby                   0         $    -            0        $    -            0           $    -             6
Oyster Ridge            2         $ 150,503         5        $   464,170**     7           $   614,680        0
Clearmont               0         $    -           28        $ 1,470,351      28           $ 1,470,351       59
Arvada                  0         $    -            1        $    64,790       1           $    64,790        3
------------------------------------------------------------------------------------------------------------------
TOTAL                   5         $ 434,397        53        $ 4,499,318      58           $ 4,933,715       83
------------------------------------------------------------------------------------------------------------------

     *  Drilled by SENGAI
     ** These costs include an additional $169,314 spent on the two wells drilled during fiscal 2001.


     BOBCAT PROPERTY. On April 12, 2002, the company and Rocky Mountain Gas, Inc. signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County. To date, 18 coalbed methane wells have been drilled; 13 wells are currently hooked up and produced in June 2002 at a combined rate of approximately 878,000 cubic feet of gas per day (878 Mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. Production began in late December 2001 (before RMG acquired the property).

     There are no proved reserves established for this property.

     For June 2002, RMG received an average price of $1.10 per Mcf (1,000 cubic feet) for the 26,342 Mcf of gas sold from the Bobcat field. See "Gathering and Transmission of CBM Gas" below. The property was producing at uneconomic rates of production at this price. RMG is replacing and upgrading some equipment and adding a compressor, with the expectation of improving production volumes through the remainder of 2002 and thereafter. An independent evaluation of CBM reserves will be undertaken and completed by February 14, 2003, regardless of whether production increases from the June 2002 levels, and regardless of gas prices when the reserve evaluation is made. Reserve information will be disclosed when available. No independent reserve evaluation has been started to date, as RMG needed to take over operations of the field and obtain data after the property was purchased in June 2002.


     Permits have been issued to the seller for drilling 36 more wells on 80 acre spacing.

     CCBM has exercised its right to participate in purchase of the Bobcat property, for 50% of the interests in the property subject to the agreement. For information on agreements with CCBM, please see "Carrizo - Purchase and Sale Agreement" below. RMG operates the property.

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

Table 3

                                              ROCKY MOUNTAIN GAS, INC.

---------------------------------------------------------------------------------------------------------------------
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


     CLEARMONT: The Clearmont project consists of approximately 5,345 gross and 2,785 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Penneco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. A 28 well exploration and development drilling program began at Clearmont in August 2001 and could be in production in 2002 depending on drilling results and gas prices. As of May 31, 2001, $1,470,351 has been spent on drilling and infrastructure at Clearmont.


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

Table 4


--------------------------------------------------------------------------------
                                           Expiration
Prospect           Remaining Permits       or Renewal Date
--------------------------------------------------------------------------------
Castle Rock               15               04/17/2003 and 10/17/2002
--------------------------------------------------------------------------------
Kirby*                     6               04/23/2002; 05/05/2002 and 05/16/2002
--------------------------------------------------------------------------------
Clearmont                 46               07/31/2002; 08/30/2002; 09/26/2002;
                                           10/24/2002; 11/01/002; 11/02/2002;
                                           02/04/2003 and 03/15/2003
--------------------------------------------------------------------------------
Arvada                     3               11/12/2002 and 04/22/2002
--------------------------------------------------------------------------------
    Total                 70
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


GENERAL INFORMATION ABOUT COALBED METHANE.

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

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. Three principal stages are involved:

     o Drill wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well; test the water in the formation and test coal samples taken from the formation. Water testing determines if the geochemical environment of the coal seam was conducive to the formation of CBM.

     o Install gathering lines to hook up and put wells on pump to 'dewater' the coal formation. Hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 6 to 18 months, and in some instances 24 months (where there is no dewatering of the coal seam occurring from wells drilled by others on adjacent properties).

     o Installing (or have a transmission company install) a compressor and transport line to carry produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced; optimal production won't occur until hydrostatic pressure is reduced approximately 90% from initial levels.

Inactive Mining Properties - Uranium

     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Utah (the "Shootaring Mill" in Garfield County). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. However, until uranium oxide prices improve significantly, all of the uranium properties are shut down, and work is performed to keep the properties ready for later activity and permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

     The uranium properties have been shut down. Over a period of at least nine months, substantial and expensive work would be required to put them into production, including cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending the shafts and tunnels, and sampling to ascertain whether a commercially viable ore body exists on any of the properties.

     However, a decision to put the uranium properties into production will have to take into account the fact that presently uranium oxide prices are lower than mining and milling costs. These low prices are primarily due to ample supplies of uranium being produced by other companies from lower cost (and higher grade) deposits outside the United States, and also to stockpiles of uranium oxide being sold off by those producers.

     This low price situation has created conditions that have adversely impacted our ability to go into production. We cannot predict when uranium oxide prices might increase sufficiently to warrant putting our uranium properties into production. Such increases may not occur for several years, if at all.

     At May 31, 2001 and 2000 (the dates of the consolidated balance sheets in this report), there are no values carried on the balance sheets for uranium properties.


     SHEEP MOUNTAIN - WYOMING


     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming and are adjacent to and west of the GMMV mining claims. From December 21, 1988 to June 1, 1998, these properties were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, USE received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The Judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remain in dispute. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

     We have recorded reclamation liabilities for the SMP properties (see note K to the consolidated financial statements in this report). All historical costs in the SMP properties were offset against a monetary award which was received from Nukem during fiscal 1999.


THE PROPERTY INTERESTS OF USE IN UTAH THROUGH PLATEAU RESOURCES LIMITED ("PLATEAU") ARE:

     Plateau Resources Limited is a wholly-owned subsidiary of USE. See "Plateau Shootaring Canyon Mill" below.


     The Tony M property contains underground uranium deposits in San Juan County, Utah, and are located partially on Utah State leases.

     Plateau is the lessee of the Tony M property and has posted a bond securing Plateau's obligations to reclaim these properties. The Tony M property was originally developed by Plateau at the time Plateau was owned by Consumers Power Company ("CPC"), a Michigan public utility. Significant areas of uranium mineralization have been accessed and delineated by the prior owner's underground workings. When the Tony M property was in production (while Plateau was owned by CPC), it produced ore containing from three to eight pounds of uranium concentrates per ton. Some of this ore was processed at the Shootaring Mill. In addition, low grade uranium mineralization was stockpiled at the Tony M property and at the Shootaring Mill.

     Plateau also acquired the Velvet property and the nearby Woods Complex in the Lisbon Valley area in southeastern Utah. The Velvet Mine was developed and permitted by its prior owner and is located approximately 178 miles by road from the Shootaring Mill. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings. However, we cannot ascertain the amount or grade of material previously mined, nor have we ascertained by our own drilling the location and grade of remaining mineralized material in the mine. The Woods Complex was formerly an operating uranium mine with a remaining undeveloped resource. Access to this resource would be by extending a drift approximately 2,500 feet from the former Woods Mine. The Woods Mine property is not permitted, but we do not expect difficulty in obtaining a new permit, should we seek one, because the surface facilities would occupy the site that has been disturbed from previous operations.

     THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT


     GMMV. In fiscal 1991, we entered into an agreement to sell 50 percent of our interests in the Green Mountain uranium claims, and certain other rights, to Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY. Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London. In consideration of the sale to Kennecott, we received $15,000,000 cash and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures, under a joint venture agreement (the "GMMV Agreement") to mine and mill uranium ore and market uranium oxide. For detailed explanation , please see U.S. Energy Corp's. 1999 Form 10-K at pages 8-11, and footnote F to the financial statements.

     The GMMV holds 521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill (approximately 23 miles south of Green Mountain ) .

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




     No reclamation liabilities are recorded on our balance sheet for the GMMV properties because they are solely Kennecott's responsibility (Kennecott assumed all those liabilities when we settled litigation with Kennecott in September 2000 (see "GMMV" below and note K to the consolidated financial statements)).


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

     The Round Park (Jackpot) mining claims contain deposits of uranium which have been estimated to contain 11,410,000 tons grading 0.266% ("U3O8") mineralized material . These estimates are based on extensive drilling from the surface. Other than the two declines, no underground workings have been built, and we have not determined the location of any underground stopes containing mineralized material. The GMMV had planned to mine this mineralized material from two decline tunnels (-17 percent slope) in the Jackpot Mine driven underground from the south side of Green Mountain. The first of several mineralized horizons in the Round Park deposits, is about 2,300 feet vertically down from the surface of Green Mountain. This work was halted in July 1998.

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


     The reclamation and environmental liabilities assumed by the GMMV (and now Kennecott's sole responsibility) consist of three categories: (1) cleanup of the inactive open pit mine site near the Mill (the source of ore feedstock for the mill when operating under UNOCAL), including water (heavy metals and other contaminants) and tailings (heavy metals dust and other contaminants requiring abatement and erosion control) associated with the pit; (2) decontamination and cleanup and disposal of the Mill building, equipment and tailings cells after Mill decommissioning; and (3) cleanup of the twin tunnels driven into Green Mountain by the GMMV. The Wyoming Department of Environmental Quality ("DEQ") exercises delegated jurisdiction from the United States Environmental Protection Agency ("EPA") to administer the Clean Water Act and the Clean Air Act, and directly administers Wyoming statutes on mined land reclamation. The Sweetwater Mill is also regulated by the NRC for tailings cells and mill decontamination and cleanup. The EPA has continuing jurisdiction under the Resource Conservation and Recovery Act, pertaining to any hazardous materials which may be on site when cleanup work is started.

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


     Plateau also owns approximately 90,000 tons of uranium mineralized material stockpiled at the mill site and approximately 172,000 tons of mineralized material stockpiled at the Tony M property. Included with mill assets are tailings cells, laboratory facilities, equipment shop and inventory. The NRC issued a license to Plateau authorizing production of uranium concentrates, however, since the mill was shut down, only maintenance and required safety and environmental inspection activities were performed and the source materials license with the NRC was for standby operations only. Plateau applied to the NRC to convert the source materials license from standby to operational and upon increasing the reclamation bond, the NRC issued the new license on May 2, 1997. Plateau has a cash bond in favor of the NRC in the amount of $8,511,200 plus an additional $1,136,800 in government securities for bonding future reclamation.


     Plateau obtained approval of a water control permit for the tailings cell from the Utah Water Control Division and is awaiting the NRC's review of the operating license conditions so Plateau can continue with construction of tailing facilities if it so desires.


     The Shootaring Mill has remained shut down because of continued low uranium prices. Substantial expense would be incurred to upgrade the mill to operating status and fully activate the NRC permit, and substantial work would be needed to put the Velvet and Woods Complex properties into production for material to run through this mill. This work would include cleaning out adits and drifts, dewatering, and sampling to ascertain the location and grade of mineralized material.


     TICABOO TOWNSITE


     Plateau owns Canyon Homesteads, Inc., a Utah corporation, which developed the Ticaboo, Utah townsite 3.5 miles south of the Shootaring Mill. The townsite includes a motel, restaurant, lounge, convenience store and single family, mobile home and recreational vehicle sites (all with utility access), located on a State of Utah lease near Lake Powell. An amendment was entered into on April 1, 1997 on the Utah State lease covering the Ticaboo Townsite whereby the State will convey portions of the Townsite lease to Canyon on a sliding scale basis as they are sold. USE and Crested are developing the Townsite in limited fashion and are selling home and mobile home sites.


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


     An ion exchange plant is located on the SMP properties which was be used to remove natural soluble uranium from mine water. USE began reclamation of this facility during the first quarter of fiscal 2002. The plant is being disposed of at the Sweetwater Mill impoundment facility (see above). These reclamation costs were not covered by the settlement with Kennecott, because that settlement only covered GMMV properties. We are paying for the ion exchange reclamation costs, and Kennecott is allowing the contaminated materials to be buried at the Sweetwater impoundment facility.


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

         GOLD


     SUTTER PROPERTY (California)

     SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in Sutter properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) is owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), and a majority-owned subsidiary of USE.

     This property has never been in production. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC assets. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" for fiscal 1999.

     Due to the depressed gold prices in the past and lack of available funding, SGMC has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitors center has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. Except for limited infrastructure improvements in 2000, the properties are shut down so far as possible mining operations are concerned. The exploration permits are being kept current as necessary to allow for possible mining activities on the properties in the future.

     In 1998 and 1999 the company took impairments (write-downs) in the amounts of $1,500,000 and $10,718,800, respectively, of the carrying value of the gold properties. These two impairments wrote off almost 85% of our investment in these properties. As a result of low market prices for gold, we determined that we could not produce gold from these properties at a profit. The impairments taken in 1998 and 1999 resulted in no value for mine exploration, and the remaining assets relating to this property include raw land which is no longer needed for mining activity, and buildings and equipment.

     We have not obtained a final feasibility study to support a determination that the Sutter property contains proven or probable reserves of gold.


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

     PERMITS AND FUTURE PLANS. In August 1993, the Amador County Board of Supervisors issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. The permit will allow construction of mine and mill facilities in stages if the project ever gets underway, thereby reducing initial capital outlays. Additional permits (for road work, dust control and construction of mill and other surface improvements) need to be applied for in due course. In August and September 1998, the Amador County Board of Supervisors certified the Final Subsequent Environmental Impact Report ("FSEIR") and approved all of the amendments requested by SGMC. Amendments to the CUP will remove two tailings dams, eliminate the need to use cyanide on-site, and eliminate mine related traffic on two county roads. The certification and decision has been challenged in a lawsuit filed by a local citizens' group, currently under appeal, see "Legal Proceedings."

     VISITORS CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party. The visitors center is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $105,400 and $68,400 in fiscal 2001 and 2000, respectively, and are included in "motel, real estate and airport operations" in the consolidated statements of operations included in this report. These revenues offset a majority of costs for holding the Sutter properties.


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


     The Agreement with AMAX also provides that USE and Crested receive $2,000,000 if the Mt. Emmons properties are put into production and, in the event AMAX sells its interest in the properties, USE and Crested are to receive 15% of the first $25,000,000 received by AMAX. USE and Crested have asserted that the acquisition of Cyprus Amax by Phelps Dodge would entitle USE and Crested to such payment, and that position has been presented to Phelps Dodge, the successor company to Cyprus Amax. This position has been rejected by Phelps Dodge and USE and Crested are considering remedies. USE recognized $108,500, $132,600 and $150,600 of revenues in fiscal 2001, 2000 and 1999 related to this royalty interest.

     AMAX Inc. and its successor companies have sought to put the Mt. Emmons molybdenum property into production for 20 years. Due to local opposition to mining (the property is close to the Crested Butte, Colorado recreational resort area) and AMAX's successors' failure to diligently pursue obtaining the permits needed to start mining, we know of no plans at this time to put the property into production.

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

     UTAH PROPERTIES. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium - Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate.


     The motel, real estate and airport operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on the Company.


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


     As of May 31, 2001, we have recorded estimated reclamation obligations of $8,906,800. We anticipate that the reclamation efforts may not be required to be started for many years, and that when started, paying for those reclamation efforts will occur over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this report.


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
     Fiscal year to ended May 31, 2001
          First quarter ended 8/31/00            $ 3.00           $ 1.75
          Second quarter ended 11/30/00            3.375            1.75
          Third quarter ended 2/28/01              4.00             2.00
          Fourth quarter ended 5/31/01             6.25             3.563

     Fiscal year ended May 31, 2000
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

                                                                      May 31,
                               ---------------------------------------------------------------------------------
                                    2001             2000             1999              1998            1997
                               ------------      ------------     ------------      ------------    ------------
Current assets                 $  3,330,000      $  3,456,800     $ 12,718,900      $ 14,301,000    $ 4,400,900
Current liabilities               2,396,700         6,617,900        5,355,600         6,062,100       1,393,900
Working capital (deficit)           933,300        (3,161,100)       7,363,300         8,238,900       3,007,000
Total assets                     30,465,200        30,876,100       33,391,000        45,019,100      30,387,100
Long-term obligations(1)         14,981,500        14,025,200       14,526,900        14,468,600      14,377,200
Shareholders' equity              7,320,600         4,683,800       10,180,300        17,453,500      12,723,600

(1)Includes $8,906,800, $8,906,800, $8,860,900, $8,778,800, and $8,751,800 of
accrued reclamation costs on mining properties at May 31, 2001, 2000, 1999, 1998 and 1997, respectively. See Note K of Notes to Consolidated Financial Statements.


                                                               For Years Ended May 31,
                                 -----------------------------------------------------------------------------------
                                     2001               2000              1999              1998            1997
                                 ------------     --------------     -------------     ------------     ------------
Operating revenues               $  5,501,600     $    6,888,800     $   3,788,600     $  6,132,600     $  3,015,100

Loss from continuing
   operations                      (7,029,700)       (11,950,400)      (23,078,300)      (4,984,900)      (5,587,700)

Other income & expenses             8,730,800            802,200         7,020,500        5,349,900        1,595,700

(Loss) income before minority
   interests, equity in (loss)
   income of affiliates,
   discontinued operations,
   and income taxes                 1,701,100        (11,148,200)      (16,057,800)        (365,000)      (3,992,000)

Minority interest in loss
   (income) of consolidated
   subsidiaries                       220,100            509,300         4,468,400         (772,500)         672,300

Equity in loss of affiliates           --                 (2,900)          (59,100)        (575,700)        (690,800)

Income taxes                           --                --                --               --               --

Discontinued operations
   net of tax                          --                --                --               --               286,000

Preferred stock dividends            (150,000)           (20,800)          --               --               --

Net (loss) income
   to common shareholders        $  1,771,200     $  (10,662,600)    $ (11,648,500)    $   (983,200)    $ (3,724,500)

                                                                        May 31,
                                        ----------------------------------------------------------------------
                                          2001            2000           1999           1998            1997
                                        --------       ---------       ---------      --------       ---------
Per shares financial data

Operating revenues                      $   0.70       $   0.91        $   0.53       $   0.92       $   0.60

Loss from continuing operations            (0.90)         (1.57)          (3.18)         (0.75)         (0.78)

Other income & expenses                     1.11           0.11            0.93           0.80           0.23

(Loss) income before minority
   interests, equity in income
   (loss) of affiliates,
   discontinued operations,
   and income taxes                         0.21          (1.46)          (2.25)          0.05          (0.55)

Minority interest in loss (income)
   of consolidated subsidiaries              .03            .07             .63          (0.12)          0.10

Equity in loss of affiliates                --             --             (0.01)         (0.08)         (0.10)

Income taxes                                --             --              --             --             --

Preferred stock dividends                  (0.01)          --              --             --             --

Net income (loss)
   per share, basic                     $   0.23       $  (1.39)       $  (1.63)      $  (0.15)      $  (0.55)

Net income (loss)
   per share diluted                    $   0.21       $  (1.39)       $  (1.63)      $  (0.15)      $  (0.55)

Cash dividends per share                $    -0-       $    -0-        $    -0-       $    -0-       $    -0-

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

LIQUIDITY AND CAPITAL RESOURCES


     During the year ended May 31, 2001, we experienced an increase in working capital of $4,094,400 consisting mainly as a result of the non-cash revenue recognition of the deferred GMMV purchase option of $4,000,000. At May 31, 2000, we had a working capital deficit of $3,161,100 as compared to working capital of $933,300 at May 31, 2001.


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


     Assets held for resale and other assets increased by $137,000 as a result of increased deferred compensation due to the funding of the 1996 Stock Award Program. Inventories decreased by $87,500 as of May 31, 2001 as a result of our leasing all of the commercial operations in southern Utah to third parties with the exception of the motel which has no retail inventory. Current portion of long-term debt was reduced by $141,700 from the proceeds of the sale of certain equipment. The line of credit was drawn down by an additional $200,000 during fiscal 2001 to finance operations.

     During the year ended May 31, 2001, investing and financing operations generated cash of $983,500 and $258,500, respectively while operation activities consumed cash of $1,472,900, for a net decrease in cash of $230,900. Other non-cash components of the net profit for the year ended May 31, 2001 were depreciation of $1,254,000, an impairment on mineral interests of $123,800 and non-cash compensation of $501,700, the majority of which was the annual contribution to the Company's ESOP. The net change in assets and liabilities resulted in a $242,000 decrease of cash.


     Although operations resulted in a profit of $1,771,200, a large portion of this gain was the non-cash transaction of recognizing $4,000,000 of deferred income from GMMV as other income although we had received the cash in a previous period.


     Investing activities provided $983,500 in cash during the twelve months ended May 31, 2001. Proceeds from the sale of property and equipment provided $2,608,000. Investment activity in coalbed methane properties used $1,187,800 net. This net use of cash is a result of (1) RMG purchasing $2.0 million of coalbed methane properties, (2) RMG spending $435,600 in property development and (3) the receipt of $1.3 million from Suncor Energy Natural Gas America, Inc. ("SENGAI"). Please see "Capital Resources." We also purchased various pieces of equipment which used $311,400 in cash. Interest earned on cash investments held for reclamation was reinvested, which used cash of $417,700.


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

CAPITAL RESOURCES


     The primary sources of our capital resources are cash on hand; collection of receivables; projected equity financing of our coalbed methane affiliate RMG; production of coalbed methane gas; sale of excess mine, construction and drilling equipment; sale of partial ownership interest in mineral properties; proceeds under the line of credit; receipt of contracted amounts from the sale of interests in coalbed methane properties, and the final determination of the SMP arbitration/litigation. We also will continue to receive revenues from our motel and real estate operations in southern Utah along with airport operations in Wyoming.


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

CAPITAL REQUIREMENTS


     The primary requirements for our working capital during fiscal 2002 are expected to be development of coalbed methane properties; the cost of holding our shut down uranium properties; the shut down SGMC properties holding costs, and general and administrative costs. Estimated working capital requirements for the full fiscal year 2002 are $5.3 million; development and holding costs for coalbed methane properties $550,000; costs to hold shut down uranium properties and associated real estate assets $380,000; shut down SGMC properties holding costs $230,000, and general and administrative costs $4,140,000. These allocations and estimates may vary depending on the level of acquisition and drilling RMG participates in during the year.

                    EXPLORATION OF COALBED METHANE PROPERTIES
                    -----------------------------------------

     The majority of the fiscal 2002 exploration costs associated with the coalbed methane properties of RMG has been funded through the SENGAI and CCBM agreements. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non-participating parties. Should we be required to fund any non-participating entities portion of the exploration programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

                  HOLDING COSTS OF SHUT DOWN URANIUM PROPERTIES
                  ---------------------------------------------


     SMP URANIUM PROPERTIES


     The holding costs associated with the Sheep Mountain uranium properties were approximately $33,300 per month during fiscal 2001. We continue to implement cost cutting measures to reduce the holding costs. We are obligated to reclaim the GMIX plant which was used to extract uranium from mine waters. We have begun the process of reclamation and are moving and burying the GMIX plant in the Sweetwater mill tailings cell, which belonged to the GMMV and is now owned by Kennecott. During fiscal 2001, we expended $16,600. As of the quarter ended February 28, 2002, the reclamation of the GMIX plant has been completed for an additional amount of $360,000. The company is seeking final approval by the reclamation from the regulatory agencies.


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

     Additionally, Plateau owns and maintains the Tony M uranium property and Shootaring Canyon Uranium Mill. The uranium property and mill are both shut down. We are pursuing alternative uses for these properties including the potential sale of the uranium mill.

     SUTTER GOLD MINING COMPANY Properties

     Due to the depressed market price of gold, further work on the SGMC properties has been deferred into the future. SGMC developed a tourism business to cover the holding costs of the properties until such time as the price for gold recovers. A decision was made to lease out the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mine shop and mineral leases. We have one employee at the SGMC properties to preserve the core property land and equipment. SGMC is in the process of evaluating the potential of selling certain of the non essential land positions that it has acquired in developing a mine plan.


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


     During fiscal 2001, we received $108,500 from advance royalties, and $334,300 from uranium contract deliveries and the sale of a uranium delivery contract. The uranium delivered under this contract was purchased from the market as our uranium mines are shut down. During fiscal 2000 we recorded $132,600 from advance royalties.


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

Costs and Expenses:
-------------------


     Costs and expenses decreased by $6,307,900 during fiscal 2001 to $12,531,300 from $18,839,200 during the previous year. This reduction in costs and expenses came as a result of reduced contract drilling/ construction operation expense of $2,428,700; reduced motel, real estate and airport operations expense of $151,100; provision for doubtful accounts of $708,600; and general and administrative costs and expenses of $3,805,900. These reductions in costs and expenses were offset by increases in mineral holding costs of $662,600; and abandonment of mining equipment of $123,800.


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


     Operations for the fiscal year ended May 31, 2001, resulted in earnings of $1,771,200 or $0.21 per share fully diluted as compared to a loss of $10,662,600 or $1.39 per share fully diluted for the fiscal year ended May 31, 2000.


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

FISCAL 2000 COMPARED TO FISCAL 1999
-----------------------------------

Revenues:
---------


     During fiscal 2000, the Company recognized revenues from advance royalties on its molybdenum property, $132,600, contract drilling and construction work in the coalbed methane industry, $3,584,900, motel, real estate and airport operations, $2,734,800. The Company also recognized revenues from management fees of $436,500.

     Total revenues during fiscal 2000 were $6,888,800, an increase of $3,100,200 from revenues of $3,788,600 in fiscal 1999. This increase was as a result of $3,584,900 of contract drilling and construction revenues being recorded during fiscal 2000. There were no similar revenues in fiscal 1999. This increase in revenues was offset by decreased revenues from royalties, mineral sales of $87,600, motel, real estate and airport operations of $148,000 and management fees of $231,100.

     The decrease in mineral sales is as a result of the Company recognizing revenues of $87,600 from the sale of uranium under a SMP contract during fiscal 1999. No revenues were recognized from sales of uranium during fiscal 2000. All minerals sold under contracts were purchased on the open market as all of the Company's properties are shut down. This decrease in uranium sales plus the a decrease in the market price for molybdenum, which reduced the advance royalty from Cyprus Amax during fiscal 2000 by $18,000, accounted for the reduction in mineral sales revenues.


     Motel, real estate and airport operations decreased by $148,000 as a result of reduced equipment rental revenues received by the Company for the rental of equipment to the GMMV during fiscal 2000 as compared to fiscal 1999. The reduced activity at GMMV during fiscal 2000 also was the main contributor to the reduced management fee revenue when compared with fiscal 1999.

Operating Costs and Expenses:
-----------------------------


     Costs and expenses were reduced in fiscal 2000 by $8,027,700 to $18,839,200 from $26,866,900 during fiscal 1999. This reduction was primary as a decrease in the impairment of mineral properties of $13,224,400. No impairment of mineral properties was taken during fiscal 2000. During fiscal 1999, the Company determined that an impairment should be taken on the SGMC assets of $10,718,300 and the Yellow Stone Fuels Corp.("YSFC") assets of $2,506,100. The impairment of the SGMC and YSFC assets related to the recoverability of the Company's investment in the mineral properties and equipment based on the then market prices for gold and uranium. Other decreases in costs and expenses were a $51,600 reduction in motel, real estate and airport operations as a result of cost cutting efforts.

     Increases in costs and expenses during fiscal 2000 over fiscal 1999 are $332,300 in mineral holding costs; $4,164,400 in contract drilling and construction operations.

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


     URANIUM AND GOLD. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium are at historical low prices. We continually evaluate market trends and data. We do not plan to go forward with any additional work on our uranium and gold properties until the market price for these metals increase and remain at profitable levels.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during fiscal 2002. A significant and sustained increase in demand for molybdenum would be required for the development of the Mt. Emmons properties by Phelps Dodge since it has another producing molybdenum mine.


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





                                                     ARTHUR ANDERSEN LLP

  Denver, Colorado,
  September 11, 2000

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             May 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                   $    685,500      $    916,400
     Accounts receivable:
       Trade, net of allowance of $27,800           1,319,300         1,055,000
       Affiliates                                      74,200           508,900
     Current portion of long-term notes               225,000              --
     Assets held for resale and other                 983,800           846,800
     Inventory                                         42,200           129,700
                                                 ------------      ------------
       Total current assets                         3,330,000         3,456,800

INVESTMENTS AND ADVANCES:
     Affiliates                                        16,200             9,600
     Restricted investments                         9,778,700         9,361,000
                                                 ------------      ------------
       Total investments and advances               9,794,900         9,370,600

PROPERTIES AND EQUIPMENT:

     Land                                           1,771,800         1,999,000
     Buildings and improvements                     8,425,400         8,819,800
     Machinery and equipment                        5,536,900        10,386,200
     Proved oil properties, full cost method        1,773,600         1,773,600
     Unproved coalbed methane properties,
       excluded from amortization                   5,881,700         4,727,200
                                                 ------------      ------------

       Total property and equipment                23,389,400        27,705,800
     Less-Accumulated depreciation,
       depletion and amortization                  (7,285,100)      (10,948,900)
         Net property and equipment                16,104,300        16,756,900

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate sales                               42,400            58,600
       Employees                                      180,300           295,200
     Deposits and other                             1,013,300           938,000
       Total other assets                           1,236,000         1,291,800
                                                 ------------      ------------
     Total assets                                $ 30,465,200      $ 30,876,100
                                                 ============      ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     May 31,
                                                         ------------------------------
                                                             2001               2000
                                                         ------------      ------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $  1,404,300      $  1,683,800
     Deferred GMMV purchase option                               --           4,000,000
     Current portion of long-term debt                        142,400           284,100
     Line of credit                                           850,000           650,000
                                                         ------------      ------------
       Total current liabilities                            2,396,700         6,617,900

LONG-TERM DEBT                                              2,152,100           900,100

RECLAMATION LIABILITY                                       8,906,800         8,906,800

OTHER ACCRUED LIABILITIES                                   2,777,800         3,073,500

DEFERRED TAX LIABILITY                                      1,144,800         1,144,800

MINORITY INTERESTS                                          1,177,800         1,124,600

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
     $.01 par value; 433,788 and 396,608
     shares issued, forfeitable until earned                2,748,600         2,584,600

PREFERRED STOCK,
     $.01 par value; 1,000 shares authorized,
       200 shares issued and outstanding                    1,840,000         1,840,000

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; 20,000,000 shares
       authorized; 8,989,047 and 8,763,155
       shares issued, respectively                             90,000            87,700
     Additional paid-in capital                            38,681,600        37,797,700
     Accumulated deficit                                  (28,300,000)      (30,071,200)
     Treasury stock at cost, 949,725 and 944,725
       shares, respectively                                (2,660,500)       (2,639,900)
     Unallocated ESOP contribution                           (490,500)         (490,500)
                                                         ------------      ------------
         Total shareholders' equity                         7,320,600         4,683,800
                                                         ------------      ------------
       Total liabilities and shareholders' equity        $ 30,465,200      $ 30,876,100
                                                         ============      ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended May 31,
                                                      ------------------------------------------------
                                                           2001              2000              1999
                                                      ------------      ------------      ------------

OPERATING REVENUES:
    Motel, real estate and airport operations         $  2,222,400      $  2,734,800      $  2,882,800
    Contract drilling and construction                   2,238,600         3,584,900              --
    Mineral sales                                          334,300              --              87,600
    Mineral royalties                                      108,500           132,600           150,600
    Management fees                                        597,800           436,500           667,600
                                                      ------------      ------------      ------------
                                                         5,501,600         6,888,800         3,788,600

OPERATING COSTS AND EXPENSES:
    Motel, real estate and airport operations            3,236,200         3,387,300         3,438,900
    Contract drilling and construction operations        1,750,500         4,179,200            14,800
    Mineral holding costs                                3,369,300         2,706,700         2,374,400
    General and administrative                           4,051,500         7,857,400         7,449,400
    Impairment of mineral properties                          --                --          13,224,400
    Abandonment of mining equipment                        123,800              --                --
    Provision for doubtful accounts                           --             708,600           365,000
                                                      ------------      ------------      ------------
                                                        12,531,300        18,839,200        26,866,900
                                                      ------------      ------------      ------------

OPERATING LOSS                                          (7,029,700)      (11,950,400)      (23,078,300)

OTHER INCOME & EXPENSES
    Gain on sales of assets                              1,163,600            71,400           140,100
    Litigation settlements, net                          7,132,800              --           6,077,300
    Interest income                                        699,700           813,600           847,600
    Interest expense                                      (265,300)          (82,800)          (44,500)
                                                      ------------      ------------      ------------
                                                         8,730,800           802,200         7,020,500
                                                      ------------      ------------      ------------

INCOME (LOSS) BEFORE MINORITY
    INTEREST AND EQUITY OF LOSS
     OF AFFILIATES                                       1,701,100       (11,148,200)      (16,057,800)

MINORITY INTEREST IN LOSS
    OF CONSOLIDATED SUBSIDIARIES                           220,100           509,300         4,468,400

EQUITY IN LOSS OF AFFILIATES                                  --              (2,900)          (59,100)
                                                      ------------      ------------      ------------



(Continued)


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                                                      Year Ended May 31,
                                                      ------------------------------------------------
                                                            2001             2000             1999
                                                      ------------     -------------     -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                        1,921,200       (10,641,800)      (11,648,500)

PROVISION FOR INCOME TAXES                                    --                --                --
                                                      ------------     -------------     -------------

NET INCOME (LOSS)                                        1,921,200       (10,641,800)      (11,648,500)

PREFERRED STOCK DIVIDENDS                                 (150,000)          (20,800)             --
                                                      ------------     -------------     -------------

NET INCOME (LOSS) AVAILABLE

     TO COMMON SHAREHOLDERS                           $  1,771,200     $ (10,662,600)    $ (11,648,500)
                                                      ============     =============     =============

NET INCOME (LOSS) PER SHARE BASIC
     FROM CONTINUED OPERATIONS                                0.23             (1.39)            (1.63)
     FROM DISCONTINUED OPERATIONS                             --                --                --
                                                      ------------     -------------     -------------
                                                              0.23             (1.39)            (1.63)
                                                      ============     =============     =============

NET INCOME (LOSS) PER SHARE DILUTED
     FROM CONTINUED OPERATIONS                                0.21             (1.39)            (1.63)
     FROM DISCONTINUED OPERATIONS                             --                --                --
                                                      ------------     -------------     -------------
                                                              0.21             (1.39)            (1.63)
                                                      ============     =============     =============

BASIC WEIGHTED AVERAGE
     SHARES OUTSTANDING                                  7,826,001         7,673,475         7,137,114
                                                      ============     =============     =============

DILUTED WEIGHTED AVERAGE
     SHARES OUTSTANDING                                  8,487,680         7,673,475         7,137,114
                                                      ============     =============     =============



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

                                      53a

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

                                       53b

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


                                      54a


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


                                       55b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended May 31,
                                                         2001            2000             1999
                                                     ------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $  1,771,200    $ (10,662,600)  $ (11,648,500)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Minority interest in loss of
           consolidated subsidiaries                     (220,100)        (509,300)     (4,468,400)
         Depreciation and amortization                  1,254,000        1,273,000       1,115,100
         Impairment of mineral interests                  123,800             --        13,224,400
         Noncash services                                  19,100           21,100          25,300
         Equity in loss from affiliates                      --              2,900          59,100
         SMP settlement                                      --               --         5,026,000
         Gain on sale of assets                        (1,163,600)         (71,400)       (140,100)
         Provision for doubtful accounts                     --            708,600         465,000
         Non-cash compensation                            501,700        3,361,400         914,000
         Deferred income                               (4,000,000)            --              --
         Other                                               --               --           (36,300)
         Net changes in assets and liabilities:
           Accounts and notes receivable                1,241,000         (536,500)        946,500
           Other assets                                  (112,700)          92,200         147,700
           Accounts payable and accrued expenses         (887,300)        (217,200)     (1,318,800)
           Reclamation and other                             --             45,900          82,100
                                                     ------------    -------------   -------------
NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                              (1,472,900)      (6,491,900)      4,393,100

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration of coalbed
       methane gas properties                        $ (1,187,800)   $  (4,727,200)  $        --
     Proceeds from sale of property and equipment       2,608,000           78,300         470,300
     Increase in restricted investments                  (417,700)        (200,600)       (271,300)
     Purchase of property and equipment                  (311,400)      (2,240,000)     (1,076,000)
     Investments in affiliates                            292,400          (12,500)         54,200
                                                     ------------    -------------   -------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                 983,500       (7,102,000)       (822,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock          $    288,400    $        --     $        --
     Proceeds from issuance of preferred stock               --          1,840,000            --
     Proceeds from sale of stock by subsidiary               --          2,160,000            --
     Proceeds from long-term debt                         619,100          886,400          48,000
     Net proceeds from lines of credit                    200,000          650,000            --
     Purchase of treasury stock                           (20,600)            --          (123,800)
     Repayments of long-term debt                        (828,400)      (1,246,300)       (395,200)
     Cash acquired in purchase of subsidiary                 --             47,200       1,423,200
                                                     ------------    -------------   -------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                 258,500        4,337,300         952,200
                                                     ------------    -------------   -------------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                     Year Ended May 31,
                                                        -------------------------------------------
                                                            2001            2000           1999
                                                        ------------    ------------   ------------
NET (DECREASE) INCREASE IN
     CASH AND CASH EQUIVALENTS                              (230,900)     (9,256,600)     4,522,500

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                     916,400      10,173,000      5,650,500
                                                        ------------    ------------   ------------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                      $    685,500    $    916,400   $ 10,173,000
                                                        ============    ============   ============

SUPPLEMENTAL DISCLOSURE
     Income tax paid                                    $       --      $       --     $       --
                                                        ============    ============   ============

     Interest paid                                      $    265,300    $     35,800   $     44,500
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


     The Company was engaged in the maintenance of two uranium properties, one a joint venture with Kennecott Uranium Company ("Kennecott") known as the Green Mountain Mining Venture ("GMMV"), and the second known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). All issues and disputes in the SMP litigation have been resolved with the exception of purchase rights and the profits therefrom on certain CIS related uranium contracts. The resolution of the other issues resulted in the payment of cash to the Company and the receipt of the SMP mineral properties and one uranium delivery contract. The remaining issues have been referred to a special master for resolution by the U.S. District Court of Colorado. The litigation with Kennecott has been settled. Sutter Gold Mining Company ("SGMC"), a Wyoming corporation owned 66.3% by the Company at May 31, 2001, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and support facilities in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate subject to certain conditions. Rocky Mountain Gas, Inc. ("RMG") was formed in fiscal 2000 to consolidate all methane gas operations of the Company. The Company owns and controls 84% of RMG as of May 31, 2001.


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


     The Company capitalizes all costs incidental to the acquisition and exploration of mineral properties as incurred. Costs are charged to operations if the Company determines that aproperty is not economical. Costs and expenses related to general corporate overhead are expensed as incurred.

     The Company has acquired substantial mining properties and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these properties are owned by various ventures in which the Company is either a partner or venturer. (See Note K.)

OIL AND GAS PROPERTIES


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)



     As of May 31, 2001 the Company had not begun testing the exploratory wells it had drilled (ie. had not begun the dewatering process). Until sufficient wells are drilled and completed on a prospect, and sufficiently dewatered, the amount of reserves (if any) cannot be determined. This process can take up to 24 months from when the first few wells are drilled. The Company therefore cannot determine at May 31, 2001 if an impairment of acquisition and impairment costs has occurred. In the event that the drilling and dewatering efforts do not produce economic reserves, the acquisition, exploration and development costs associated with the property will be written off.


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

LONG-LIVED ASSETS


     The Company evaluates its long-lived assets (other than oil and gas properties which are discussed above) for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. During fiscal 2001, the Company recorded an impairment on its mineral assets of $123,800 in YSFC. During fiscal 1999, the Company recorded an impairment of $10,718,300 on its mineral assets in SGMC and $2,506,100 on its mineral assets in YSFC. As of May 31, 2001, management believes no further impairment is necessary. See Note F for further discussion.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


REVENUE RECOGNITION


     Revenues from motel, real estate and airport operations are for the rental of motel rooms, boat storage facilities and mobile home lots at the Company's operations in southern Utah as well as the rental of office space in office buildings in Riverton, Wyoming. Airport operations consist of the sale of aviation fuel, repair and maintenance of aircraft and rental of hanger space. All these revenues are reported on a gross revenue basis and are recorded at the time the service is provided.

     Revenues from mineral sales consist of the sale of uranium to a delivery contract and the sale of that contract to a third party supplier. The sale of uranium is reported on a net basis. The Company has not produced any uranium from its properties during the period covered by the enclosed financial statements and has purchased all uranium delivered under its supply contracts from the open market as all the Company's uranium operations are shut down.

     Mineral royalties which are non-refundable are recognized as revenue when received (see Note F).

     Management fees are recorded as a percentage of actual costs for services provided for subsidiaries and partnerships for which the Company provides management services. The Company is also paid a management fee for overseeing oil production on the Fort Peck Reservation in Montana. Management fees are recorded when the service is provided.




     Revenues from motel, real estate and airport operations, which represent primarily real estate activity and an airport fixed base operation, are recognized as goods and services are delivered. Revenues from construction/drilling contracts are recognized as work is completed. Oil and gas revenue is recognized at the time of product delivery.


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

     The Company's investment in and advances to affiliates are as follows:

                                                         Carrying Value at May 31,
                                   Consolidated       --------------------------------
                                     Ownership              2001               2000

     Powder River Gas LLC               --            $    16,200         $      9,600

     Equity loss from investments accounted for by the equity method are as follows:

                                                   Year Ended May 31,
                                   ----------------------------------------------------
                                        2001              2000                 1999
                                   ------------       -----------         -------------
     Ruby Mining Company**         $    --            $   (2,900)**       $     (3,100)
     YSFC***                            --                  --                 (56,000) ***

                                   $    --            $   (2,900)         $    (59,100)

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


PHELPS DODGE
------------


     During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. There are no remaining values on the balance sheets of the Company at May 31, 2001, 2000 or 1999, relating to these claims. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2001.


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

SUTTER GOLD MINE COMPANY
------------------------


     SGMC was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln properties in California. The SGMC Lincoln Project property is shut down . SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine exploration costs since inception were initially capitalized. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has shut the SGMC operation down SGMC requires capital contributions from affiliates or other sources to maintain its current activities.

     Primarily as a result of the sustained decline in gold prices and the uncertainty of when prices might recover, the Company

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)



evaluated the carrying value of its SGMC properties for impairment, and in fiscal 1999 and 1998, the Company recorded an impairment in the amount of $10,718,300 and $1,500,000 respectively .

     This impairment, which was taken as required under the provisions of SFAS # 121, resulted in a write- off of nearly 85% of the cost of these assets to values that were estimated to be fair market values at that time based on the salvage values of equipment and the local tax assessor's assessed values of the land, buildings and improvements.

     Since the date of the last impairment in 1999, the Company has annually determined whether or not events or changes in circumstances had occurred suggesting that additional impairment of the assets of Sutter under SFAS # 121 was necessary. We did not deem it necessary to further impair the assets in 2000 or 2001 based on the assessed valuations of the property. An offer to purchase a portion of the land in Sutter during 2002 and current assessed valuations of the property and improvements suggest that the Sutter property lis still valued at or below fair market value.

     The Company will continue to evaluate the carrying value of its long-lived assets and long-lived assets to be disposed of under the provisions of SFAS # 121 and will obtain third-party appraisals of the properties during fiscal 2003 as additional support for the carrying values of the property.



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


     The Company is currently evaluating the best utilization of Plateau's properties. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to the current depressed uranium market. Revenues are being generated from the townsite assets which include a motel, C-store, lounge, restaurant, boat storage facility and housing.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


OIL AND GAS PROPERTIES AND EQUIPMENT INCLUDED THE FOLLOWING:

                                                                May 31,
                                             ---------------------------------------------
                                                2001             2000             1999
                                             -----------      -----------      -----------

Oil and gas properties:
     Subject to amortization                 $ 1,773,600      $ 1,773,600      $ 1,773,600
     Not subject to amortization:
         Acquired in fiscal 2001               1,154,500             --               --
         Acquired in fiscal 2000               4,727,200        4,727,200             --
         Acquired in fiscal 1999                    --               --               --
         Acquired prior to fiscal 1999              --               --               --
                                             -----------      -----------      -----------
                                               7,655,300        6,500,800        1,773,600

     Accumulated depreciation, depletion
         and amortization                     (1,773,600)      (1,773,600)      (1,773,600)
                                             -----------      -----------      -----------

         Net oil and gas properties          $ 5,881,700      $ 4,727,200      $      --
                                             ===========      ===========      ===========


     The Company began drilling of its coalbed methane properties during fiscal 2001. At such time as production begins on these properties the cost associated with the development of such production will be added to the amortization base. Production is projected to begin in the second half of fiscal 2002 or the beginning of fiscal 2003.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


LONG-TERM DEBT
--------------

     The components of long-term debt as of May 31, 2001 and 2000 are as follows:

                                                                        May 31,
                                                             ----------------------------
                                                                2001              2000
                                                             -----------      -----------
     USECB installment notes - secured by equipment;
         interest at 7.9% to 11.4%, matures in 2002-2015     $ 1,670,200      $   315,500
     SGMC installment notes - secured by
         certain mining properties, interest at
         7.5% to 8.0%, maturity from 2001 - 2007                 624,300          740,800
     RMG installment note - secured by
         coalbed methane leases, interest at 8%;
         repaid in fiscal 2001                                      --            106,200
     FNG installment note - secured by FNG
         equipment, interest at 8.9%;
         repaid in fiscal 2001                                      --             21,700
                                                             -----------      -----------
                                                               2,294,500        1,184,200
     Less current portion                                       (142,400)        (284,100)
                                                             -----------      -----------
                                                             $ 2,152,100      $   900,100
                                                             ===========      ===========

     Principal requirements on long-term debt are $142,400, $123,800; $126,500; $105,000; $94,600; $1,702,200 for the years 2002 through 2006 and thereafter, respectively.

H.   INCOME TAXES:

     The components of deferred taxes as of May 31, 2001 and 2000 are as follows:

                                                            May 31,
                                                ------------------------------
                                                    2001              2000
                                                ------------      ------------
     Deferred tax assets:
          Deferred compensation                 $    279,000      $    213,400
          Net operating loss carryforwards         8,180,000         9,583,200
          Tax Credits                                 15,000            17,900
          Non-deductible reserves and other          840,000         1,146,000
          Tax basis in excess of book basis        2,850,400         3,876,500
                                                ------------      ------------
     Total deferred tax assets                    12,164,400        14,837,000
                                                ------------      ------------

     Deferred tax liabilities:
          Development and exploration costs        2,157,200         2,014,300
                                                ------------      ------------
     Total deferred tax liabilities                2,157,200         2,014,300
                                                ------------      ------------
                                                  10,007,200        12,822,700
     Valuation allowance                         (11,152,000)      (13,967,500)
                                                ------------      ------------
     Net deferred tax liability                 $ (1,144,800)     $ (1,144,800)
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

     The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                           Year Ended May 31,
                                             ---------------------------------------------
                                                 2001             2000             1999
                                             -----------      -----------      -----------

     Expected federal income tax             $   602,200      $(3,618,200)     $(3,960,500)
     Net operating losses not previously
          benefitted and other                 2,213,300          (10,600)         422,100
     Valuation allowance                      (2,815,500)       3,628,800        3,538,400
                                             -----------      -----------      -----------
          Income tax provision               $      --        $      --        $      --
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

I.   SEGMENTS AND MAJOR CUSTOMERS:


     The Company's primary business activity is coalbed methane gas property acquisition and exploration (and holding shut down mining properties) The Company has no producing mines. Other reportable industry segments include motel, real estate/airport operations, and contract drilling/construction activities. The following is information related to these industry segments:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


                                                                      Year Ended May 31, 2001
                                            --------------------------------------------------------------------

                                                  Coalbed
                                                  Methane           Motel/          Contract
                                               (and holding      Real Estate/       Drilling/
                                            costs for inactive      Airport       Construction
                                            mining properties)    Operations       Operations       Consolidated
                                            ------------------   ------------     ------------      ------------

Revenues                                     $    442,800        $  2,222,400     $ 2,238,600       $  4,903,800
                                             ============        ============     ===========
Other revenues                                                                                           597,800
                                                                                                    ------------
     Total revenues                                                                                 $  5,501,600
                                                                                                    ============
Operating (loss) profit                      $ (2,866,400)       $ (1,013,800)    $   488,100       $ (3,392,100)
                                             ============        ============     ===========
Other revenue, income and expenses                                                                     9,328,600
General corporate and other expenses                                                                  (4,235,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                   220,100
                                                                                                    ------------
     Income before income taxes                                                                     $  1,921,200
                                                                                                    ============
Identifiable net assets at May 31, 2001      $ 18,424,900        $  5,616,400     $ 1,050,500       $ 25,091,800
                                             ============        ============     ===========
Investments in affiliates                                                                                 16,200
Corporate assets                                                                                       5,357,200
                                                                                                    ------------
     Total assets at May 31, 2001                                                                   $ 30,465,200
                                                                                                    ============
Capital expenditures                         $  1,280,200        $  1,326,800     $   256,000
                                             ============        ============     ===========
Depreciation, depletion and
     amortization                            $    129,700        $    271,100     $   324,700
                                             ============        ============     ===========

                                        U.S. ENERGY CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MAY 31, 2001
                                                    (CONTINUED)


                                                                     Year Ended May 31, 2000
                                            --------------------------------------------------------------------

                                                  Coalbed
                                                  Methane           Motel/          Contract
                                               (and holding      Real Estate/       Drilling/
                                            costs for inactive      Airport       Construction
                                            mining properties)    Operations       Operations       Consolidated
                                            ------------------   ------------     ------------      ------------

Revenues                                     $    132,600        $  2,734,800     $ 3,584,900       $  6,452,300
                                             ============        ============     ===========
Other revenues                                                                                           436,500
                                                                                                    ------------
     Total revenues                                                                                 $  6,888,800
                                                                                                    ============
Operating (loss) profit                      $ (2,518,600)       $   (652,500)    $  (594,300)      $ (3,765,400)
                                             ============        ============     ===========
Other revenue, income and expenses                                                                       530,100
General corporate and other expenses                                                                  (7,912,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                   506,400
                                                                                                    ------------
     Loss before income taxes                                                                       $(10,641,800)
                                                                                                    ============
Identifiable net assets at May 31, 2000      $ 17,543,700        $  4,880,900     $ 2,163,300       $ 24,587,900
                                             ============        ============     ===========
Investments in affiliates                                                                                  9,600
Corporate assets                                                                                       6,278,600
                                                                                                    ------------
     Total assets at May 31, 2000                                                                   $ 30,876,100
                                                                                                    ============
Capital expenditures                         $  4,749,300        $    944,600     $ 1,551,800
                                             ============        ============     ===========
Depreciation, depletion and
     amortization                            $     72,600        $    148,100     $   155,400
                                             ============        ============     ===========

                                        U.S. ENERGY CORP. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MAY 31, 2001
                                                    (CONTINUED)


                                                                       Year Ended May 31, 1999
                                            -------------------------------------------------------------------

                                                 Coalbed
                                                 Methane            Motel/          Contract
                                              (and holding       Real Estate/       Drilling/
                                            costs for inactive      Airport       Construction
                                            mining properties)    Operations       Operations       Consolidated
                                            ------------------   ------------     ------------      ------------

Revenues                                     $    238,200        $  2,882,800     $   --            $  3,121,000
                                             ============        ============     ===========
Other revenues                                                                                           667,600
                                                                                                    ------------
     Total revenues                                                                                 $  3,788,600
                                                                                                    ============
Operating loss                               $ (2,071,600)       $   (556,100)    $   (14,800)      $ (2,642,500)
                                             ============        ============     ===========
Other revenue, income and expenses                                                                     7,323,100
General corporate and other expenses                                                                 (20,738,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                (4,409,300)
                                                                                                    ------------
     Loss before income taxes                                                                       $(11,648,500)
                                                                                                    ============
Identifiable net assets at
     May 31, 1999                            $ 10,632,900        $  8,107,300     $   144,700       $ 18,884,900
                                             ============        ============     ===========
Investments in affiliates                                                                                 24,600
Corporate assets                                                                                      14,481,500
                                                                                                    ------------
     Total assets at May 31, 1999                                                                   $ 33,391,000
                                                                                                    ============
Capital expenditures                         $    725,400        $    944,200     $   --
                                             ============        ============     ===========
Depreciation, depletion and
     amortization                            $    300,200        $    348,600     $    77,600
                                             ============        ============     ===========


     During fiscal 1999, the $238,200 in revenues were received from the sale of uranium purchased on the open market (none was produced from the Company's uranium properties, which are all shut down). There were no uranium sales during fiscal 2000.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


          Issue                Number            Issue              Total
          Date                of Shares          Price          Compensation
     --------------           ---------          -----          ------------

     May 1990                   40,300          $  9.75        $   392,900
     June 1990                  66,300            11.00            729,300
     November 1992              10,660             N/A               N/A
     May 1993                   20,000             3.375            67,500
     November 1993              18,520             3.00             55,600
     January 1994               18,520             4.00             74,100
     January 1995               13,520             3.75             50,700
     February 1996               7,700            15.125           116,500
     December 1996              28,380            10.875           308,600
     December 1996               8,452            11.50             97,200
     August 1997                 7,320            10.875            79,600
     August 1997                 5,706            10.875            62,100
     May 1998                   67,000             6.56            439,500
                               -------          --------       -----------
     Balance at
       May 31, 1998            312,378                           2,473,600

     May 1999                   67,000          $  4.00            268,000
     Shares earned             (40,170)           --              (269,900)
                               -------          --------       -----------
     Balance at
       May 31, 1999            339,208                           2,471,700
     May 2000                   67,000          $  3.00            201,000
       Shares earned            (9,600)           --               (88,100)
                               -------          --------       -----------
     Balance at
       May 31, 2000            396,608                           2,584,600
     May 2001                   67,000          $  5.35            358,400
       Shares earned           (29,820)           --              (194,400)
                               -------          --------       -----------
     Balance at
       May 31, 2001            433,788                         $ 2,748,600
                               =======                         ===========

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

                                                   Year Ended May 31,
                                    ------------------------------------------------
                                        2001             2000              1999
                                    ------------    --------------    --------------
Net loss to common shareholders
     As reported                    $ 1,771,200     $ (10,662,600)    $ (11,648,500)
     Pro forma                      $  (975,400)    $ (10,662,600)    $ (13,963,200)
Net loss per common share
     As reported, Basic             $       .23     $        (1.39)   $       (1.63)
     As reported, Diluted           $       .22     $        (1.33)   $       (1.63)
     Pro forma, Basic               $      (.12)    $        (1.39)   $       (1.96)
     Pro forma, Diluted             $      (.12)    $        (1.33)   $       (1.96)

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

RECLAMATION AND ENVIRONMENTAL LIABILITIES


     Most of the Company's exploration activities are subject to federal and state regulations that require the Company to protect the environment. The Company conducts its operations in accordance with these regulations. The Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or its impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning liabilities, and the Company believes its recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded. The Company has not disposed of any properties for which it has a commitment or is liable for any known environmental liabilities.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)



     As of May 31, 2001, the Company has recorded estimated reclamation obligations of $8,906,800 which is included in Reclamation and Other Long-term Liabilities in the accompanying Consolidated Balance Sheets. None of these liabilities have been discounted, and the Company has not recorded any potential offsetting recoveries from other responsible parties or from any insurance companies.


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

SMP
---


     The Company is responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 2001 and they jointly determined that the reclamation liability was $1,496,800. The obligation will be satisfied over the life of the mining project which is estimated to be at least 20 years. The Company self bonded this obligation by mortgaging certain of its real estate assets, including the Glen L. Larsen building, and by posting cash bonds.


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

SUTTER GOLD MINING COMPANY
--------------------------


     SGMC's mineral properties are shut down and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $27,800 which is covered by a cash reclamation bond. This amount was recorded by SGMC as a reclamation liability as of May 31, 2001.


PLATEAU RESOURCES, LIMITED
--------------------------


     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau requested that the mill be placed on operational status.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)



The NRC increased the reclamation liability to $6,784,000 as a result of this request . As of May 31, 2001, a cash deposit for reclamation in the amount of $9,664,000 was held by Plateau's escrow agent to satisfy the obligation of reclamation.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to our Proxy Statement for the 2001 Annual Meeting of Shareholders, under the captions "Proposal 1:
Election of Directors," "Filing of Reports Under Section 16(a)," and "Business Experience and Other Directorships of Directors and Nominees." The information regarding the remaining executive officers is contained in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION.


     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting of Shareholders, under the captions "Executive Compensation," and "Directors' Fees and Other Compensation."

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

          Report of Independent Public Accountants
          Grant Thornton LLP..................................................47

          Report of Independent Public Accountants
          Arthur Andersen LLP.................................................48

          Consolidated Balance Sheets - May 31, 2001 and 2000..............49-50

          Consolidated Statements of Operations
          for the Years Ended May 31, 2001, 2000 and 1999..................51-52

          Consolidated Statements of Shareholders'
          Equity for the Years Ended May 31, 2001, 2000 and 1999...........53-55

          Consolidated Statements of Cash Flows
          for the Years Ended May 31, 2001, 2000 and 1999..................56-57

          Notes to Consolidated Financial Statements.......................58-87

          Report of Independent Certified
          Public Accountants on Schedule......................................88

          Schedule II - Valuation and Qualifying Accounts.....................89

(2) Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

Exhibit                                                               Sequential
   No.                  Title of Exhibit                                Page No.
--------  ----------------------------------------------------        ----------

3.1       USE Restated Articles of Incorporation.............................[2]

3.1(a)    USE Articles of Amendment to
          Restated Articles of Incorporation.................................[4]

3.1(b)    USE Articles of Amendment (Second) to
          Restated Articles of Incorporation
          (Establishing Series A Convertible Preferred Stock.................[9]

3.2       USE Bylaws, as amended through April 22, 1992......................[4]

4.1       Amendment to USE 1998 Incentive
          Stock Option Plan
          (To include Family Transferability
          of Options Under SEC Rule 16b.....................................[11]

4.2       USE 1998 Incentive Stock Option Plan
          and Form of Stock Option Agreement 1/99............................[8]

4.3       USE Restricted Stock Bonus Plan,
          as amended through 2/94............................................[5]

4.4       Form of Stock Option Agreement, and Schedule
          Options Granted January 1, 1996....................................[6]

4.5       Form of Stock Option Agreement and Schedule,
          Options Granted January 10, 2001..................................[11]

4.6       [intentionally left blank)

4.7       USE 1996 Officers' Stock Award Program (Plan)......................[7]

4.8       USE Restated 1996 Officers' Stock Award Plan and
          Amendment to USE 1990 Restricted Stock Bonus Plan..................[7]

10.1      USECC Joint Venture Agreement - Amended as of 1/20/89..............[1]

10.2      Management Agreement with USECC....................................[3]

10.3      Professional Services Agreement and Option
          R. J. Falkner & Company,Inc.......................................11]

10.4      Professional Services Agreement and Warrant
          Riches and Resources, Inc.........................................[11]

10.5-10.60  [intentionally left blank]

10.61     Closing Agreement - Addendum to Agreement
          for Purchase and Sale of Assets (see Exhibit 10.62)...............[11]

10.62     Agreement for Purchase and Sale of Assets
          (Rocky Mountain Gas, Inc. and Quantum Energy LLC)..................[9]

10.63     Purchase and Sale Agreement
          CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
          and Rocky Mountain Gas, Inc.......................................[12]

16.       Concurrence Letter from Arthur Andersen LLP
          on Change of Accounting Firms.....................................[10]

21.1      Subsidiaries of Registrant........................................[11]

99.1      Certification Pursuant to Section 1350 of Chapter 63
          of Title 18 of the United States Code................................*

*  Filed herewith.
_____________


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

                                            U.S. ENERGY CORP. (Registrant)


Date:  January 13, 2003                By:   /s/  John L. Larsen
                                            ------------------------------------
                                            John L. Larsen,
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  January 13, 2003                By:    /s/  John L. Larsen
                                            ------------------------------------
                                            John L. Larsen, Director


Date:  January 13, 2003                By:    /s/  Keith G. Larsen
                                            ------------------------------------
                                            Keith G. Larsen, Director


Date:  January 13, 2003                By:    /s/  Harold F. Herorn
                                            ------------------------------------
                                            Harold F. Herron, Director


Date:  January 13, 2003                By:    /s/  Nick Bebout
                                            ------------------------------------
                                            Nick Bebout, Director


Date:  January 13, 2003                By:    /s/  H. Russell Fraser
                                            ------------------------------------
                                            H. Russell Fraser, Director


Date:  January 13, 2003                By:   /s/  Don C. Anderson
                                            ------------------------------------
                                            Don C. Anderson, Director


Date:  January 13, 2003                By:    /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            Robert Scott Lorimer,
                                            Principal Financial Officer/
                                            Chief Accounting Officer

                                  CERTIFICATION


         I, Robert Scott Lorimer, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of U.S. Energy
Corp.;

2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, misleading with respect to the period covered by this amended report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report.


DATED this 13th day of January 2003.



                                                  /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer
                                                 Chief Financial Officer



                                  CERTIFICATION


         I, John L. Larsen, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of U.S. Energy
Corp.;

2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, misleading with respect to the period covered by this amended report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report.


DATED this 13th day of January 2003.


                                                  /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer