Form 10-Q
period 2002-11-30
US ENERGY CORP
filed 2003-01-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended November 30, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____ to ____

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

                        YES     X               NO

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at January 13, 2003
---------------------------------------     ------------------------------------
    Common stock, $.01 par value                    12,137,210 Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

          ITEM 1. Financial Statements.

          Condensed Consolidated Balance Sheets
          November 30, 2002 and May 31, 2002................................3-4

          Condensed Consolidated Statements of
          Operations for the Three and Six Months Ended
          November 30, 2002 and 2001..........................................5

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended November 30, 2002 and 2001.......................6-7

          Notes to Condensed Consolidated
          Financial Statements.............................................8-10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................11-17

ITEM 4.   Controls and Procedures............................................17

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..................................................18

ITEM 4.   Submission of Matters to a Vote of Security Holders................18

ITEM 6.   Exhibits and Reports on Form 8-K...................................18

          Signatures.........................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           November 30,          May 31,
                                                               2002               2002
                                                           ------------      ------------
                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                              $  2,241,700      $  2,564,300
    Accounts receivable
        Trade, net of allowance for doubtful accounts           668,900           768,800
Affiliates                                                      174,800           132,800
    Current portion of long-term notes receivable, net          188,400           229,000
Assets held for resale and other                              1,154,200         1,111,100
    Inventory                                                    40,300            86,600
                                                           ------------      ------------
        Total current assets                                  4,468,300         4,892,600

INVESTMENTS                                                   9,949,800        10,015,500

PROPERTIES AND EQUIPMENT:
Total Property and Equipment                                 21,515,700        22,142,300
    Less accumulated depreciation,
        depletion and amortization                           (7,190,900)       (7,584,200)
                                                           ------------      ------------
           Net property and equipment                        14,324,800        14,558,100

OTHER ASSETS:
    Accounts and notes receivable:
Real estate and equipment sales                                    --              36,800
Employees                                                        51,800            65,000
Deposits and other                                              897,100           969,900
                                                           ------------      ------------
Total other assets                                              948,900         1,071,700
                                                           ------------      ------------
TOTAL ASSETS                                               $ 29,691,800      $ 30,537,900
                                                           ============      ============




            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    November 30,       May 31,
                                                                       2002             2002
                                                                   ------------      ------------
                                                                    (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          $  1,844,500      $    758,600
    Prepaid drilling costs                                              139,200           242,100
    Current portion of long-term debt                                   318,000           205,700
    Line of credit                                                        --              200,000
                                                                   ------------      ------------
        Total current liabilities                                     2,301,700         1,406,400

LONG-TERM DEBT                                                        2,806,500         2,353,300

RECLAMATION LIABILITY                                                 8,906,800         8,906,800

OTHER ACCRUED LIABILITIES                                             2,313,700         2,544,200

DEFERRED TAX LIABILITY                                                1,144,800         1,144,800

MINORITY INTERESTS                                                      611,000           575,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
    $.01 par value; 500,788 shares issued,
    forfeitable until earned                                          3,009,900         3,009,900

PREFERRED STOCK,
    $.01 par value; 1,000 shares authorized,
no shares issued or outstanding;                                           --                --

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; unlimited shares authorized;
        11,753,035 and 11,720,818 shares issued, respectively           117,500           117,200
    Additional paid-in capital                                       48,664,900        48,278,500
    Accumulated deficit                                             (36,954,100)      (34,567,600)
    Treasury stock at cost, 959,725 shares respectively              (2,740,400)       (2,740,400)
    Unallocated ESOP contribution                                      (490,500)         (490,500)
                                                                   ------------      ------------
        Total shareholders' equity                                    8,597,400        10,597,200
                                                                   ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 29,691,800      $ 30,537,900
                                                                   ============      ============




            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                   Six Months Ended
                                                                November 30,                         November 30,
                                                      ------------------------------      -------------------------------
                                                           2002              2001               2002              2001
                                                           ----              ----               ----              ----
CONTINUING OPERATIONS
OPERATING REVENUES:
  Motel and real estate operations                    $    291,000      $    849,900      $    729,900      $  1,208,000
  Coalbed methane sales                                     60,800              --              89,100              --
  Management fees                                           90,600            83,300           116,200           148,600
                                                      ------------      ------------      ------------      ------------
                                                           442,400           933,200           935,200          1,356,600
COSTS AND EXPENSES:
  Motel and real estate operations                         237,700           675,000           457,500         1,018,800
  Coalbed methane operations                               114,700              --             302,600              --
  Mineral holding costs                                    489,600           565,900           698,100         1,116,100
  General and administrative                             1,157,000           875,000         2,293,600         2,020,900
                                                      ------------      ------------      ------------      ------------
                                                         1,999,000         2,115,900         3,751,800          4,155,800
                                                      ------------      ------------      ------------      ------------

OPERATING LOSS                                          (1,556,600)       (1,182,700)       (2,816,600)       (2,799,200)

OTHER INCOME & EXPENSES
  Gain on sales of assets                                  188,200           365,200           193,400           542,700
  Interest income                                          267,400           372,200           485,700           506,100
  Interest expense                                        (166,000)          (50,900)         (280,200)          (96,600)
                                                      ------------      ------------      ------------      ------------
                                                           289,600           686,500           398,900            952,200
                                                      ------------      ------------      ------------      ------------

LOSS BEFORE MINORITY INTEREST                           (1,267,000)         (496,200)       (2,417,700)       (1,847,000)

MINORITY INTEREST IN GAIN OF
  CONSOLIDATED  SUBSIDIARIES                                 2,300            (2,300)           31,200            22,000
                                                      ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                (1,264,700)         (498,500)       (2,386,500)       (1,825,000)

PROVISION FOR INCOME TAXES                                    --                --                --                --
                                                      ------------      ------------      ------------      ------------

NET LOSS FROM CONTINUING
  OPERATIONS                                            (1,264,700)         (498,500)       (2,386,500)       (1,825,000)

DISCONTINUED OPERATIONS,
  NET OF TAX                                                  --             (52,200)             --             (54,100)
                                                      ------------      ------------      ------------      ------------

NET LOSS                                                (1,264,700)         (550,700)       (2,386,500)       (1,879,100)

PREFERRED STOCK DIVIDENDS                                     --             (37,500)             --             (75,000)
                                                      ------------      ------------      ------------      ------------

NET LOSS AVAILABLE TO
  COMMON SHAREHOLDERS                                 $ (1,264,700)     $   (588,200)     $ (2,386,500)     $ (1,954,100)
                                                      ============      ============      ============      ============

NET LOSS PER SHARE, BASIC AND DILUTED
  FROM CONTINUED OPERATIONS                           $      (0.12)     $      (0.06)     $      (0.22)     $      (0.22)
  FROM DISCONTINUED OPERATIONS                                --               (0.01)             --               (0.01)
                                                      ------------      ------------      ------------      ------------
                                                      $      (0.12)     $      (0.07)     $      (0.22)     $      (0.23)
                                                      ============      ============      ============      ============
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                    10,765,889         8,192,316        10,763,464         8,386,672
                                                      ============      ============      ============      ============




            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                 November 30,
                                                       ------------------------------
                                                            2002              2001
                                                        (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  loss                                              $ (2,386,500)    $ (1,954,100)
  Adjustments to reconcile net loss to net cash
      Used in  operating activities:
      Minority interest in loss
   of consolidated subsidiaries                             (31,200)         (22,000)
Noncash services                                             23,300           26,500
Noncash interest                                            167,500             --
Noncash compensation                                        254,700          273,400
Depreciation                                                304,100          265,800
Gain on sale of assets                                     (193,400)        (616,900)
Prepaid Drilling                                           (102,900)         522,700
Net changes in assets and liabilities                       738,800          100,500
                                                       ------------      -----------

NET CASH USED IN OPERATING ACTIVITIES                    (1,225,600)      (1,404,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of coalbed methane properties                  (863,100)        (475,000)
Proceeds from sale of property and equipment                531,000          959,700
Increase (Decrease) in restricted investments                65,700         (186,400)
Purchase of property and equipment                         (215,300)        (109,300)
Proceeds from the sale of coalbed methane interests       1,000,000          650,000
Other                                                        66,900           61,300
                                                       ------------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   585,200          900,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         --          2,004,200
Proceeds from issuance of stock by subsidiary                  --          1,000,000
Proceeds from long-term debt                                712,800          283,100
Net payments on lines of credit                            (200,000)        (650,000)
Increase in treasury stock                                     --            (59,300)
Repayments of long-term debt                               (195,000)        (196,300)
                                                       ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   317,800        2,381,700
                                                       ------------      -----------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                       (322,600)       1,877,900

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,564,300          685,500
                                                       ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  2,241,700      $ 2,563,400
                                                       ============      ===========

(continued)




            See notes to condensed consolidated financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                           Six Months Ended
                                                              November 30,
                                                       --------------------------
                                                           2002          2001
                                                           ----          ----
                                                       (Unaudited)    (Unaudited)

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                      $     --       $     --
                                                       ==========     ==========

  Interest paid                                        $  112,700     $   96,600
                                                       ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

CLOSING OF RMG BOBCAT PURCHASE                         $  150,000     $     --
                                                       ==========     ==========

ACQUISITION OF ASSETS THROUGH THE ISSUANCE OF DEBT     $  180,000     $     --
                                                       ==========     ==========

ISSUANCE OF STOCK WARRANTS FOR SERVICES                $   26,000     $     --
                                                       ==========     ==========

DISCOUNT ON CONVERTIBLE DEBT                           $  299,800     $     --
                                                       ==========     ==========

ISSUANCE OF STOCK FOR SERVICES                         $   60,900     $     --
                                                       ==========     ==========





            See notes to condensed consolidated financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1) The Condensed Consolidated Balance Sheet as of November 30, 2002 and the Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2002 and 2001 and the Consolidated Statement of Cash Flows for the six months ended November 30, 2002 and 2001, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet as of May 31, 2002 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of November 30, 2002 and May 31, 2002, the results of operations for the three and six months ended November 30, 2002 and 2001 and cash flows for the six months ended November 30, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2002 Form 10-K. The results of operations for the periods ended November 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx")(90%), Crested Corp. ("Crested") (70.5%), Plateau Resources Limited ("Plateau")(100%), Sutter Gold Mining Co. ("SGMC")(66.3%), Yellow Stone Fuels Corp. ("YSFC") (35.9%), Four Nines Gold, Inc. ("FNG")(50.9%), Northwest Gold, Inc. ("NWG")(96%), Rocky Mountain Gas, Inc.("RMG") (91.7%) and the USECC joint venture ("USECC"), a consolidated joint venture which is equally owned by the company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

     4) Accrued reclamation obligations and holding costs of $11,220,500 at November 30, 2002 and $11,451,000 at May 31, 2002 are the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be completed until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

     5) Components of Properties and Equipment at November 30, 2002 consist of coalbed methane properties, land, buildings and equipment.

                                                                 Accumulated
                                                                 Amortization
                                                    Cost        and Depreciation      Net Value
                                              -------------     ----------------    ------------
     Coalbed methane properties               $   6,782,300      $   (1,830,900)     $  4,951,400
     Buildings, land and equipment               14,733,400          (5,360,000)        9,373,400
                                              -------------      --------------      ------------
                                              $  21,515,700      $   (7,190,900)     $ 14,324,800
                                              =============      ==============      ============

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     At November 30, 2002, $4,951,400 was invested in coalbed methane properties (what we paid for proved and undeveloped properties, plus what we have spent on exploration of these properties). A considerable amount of time is required from the drilling of test wells before determination that a prospect is economically feasible (contains economic reserves of gas at prevailing prices and operating costs), or not. This period of time (up to 24 months in some cases) is necessary because the water contained in the coal seam must be pumped off to allow the trapped gas to begin flowing. One of our coalbed methane properties is producing at volumes and the coalbed methane is selling at rates which have been uneconomic in the six months ended November 30, 2002 but which are improving (both volume and price) at this report date. The evaluation process is well underway at another property, but not yet completed, and the evaluation process at the largest properties (Castle Rock and Kirby) has not moved past the drilling of a small number of initial test wells (dewatering has not yet started).

     The Company and its partners in the coalbed methane properties have hired an outside firm to prepare a reserve report on the producing properties. The two reports are to be finalized in February and April, 2003. If an impairment is necessary, it will be recorded on the Form 10-K for the year ended December 31, 2002 or the first quarter Form 10-Q for 2003.

     6) On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM has a right to purchase an undivided 50% interest as part of the purchase and sale agreement in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due in the forty-second month. At November 30, 2002, the payments under the CCBM note were current.

     During the six months ended November 30, 2002, the Company's subsidiary RMG purchased an average 25% net revenue interest and an average 31% working interest in eighteen coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the eighteen drilled wells are currently connected to gathering lines and produce at a combined rate of approximately one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the properties: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. One of the wells is used as a water injection well.

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share does not include the dilutive effect of common stock equivalents for the three and six months ended November 30, 2002 and 2001 because stock options and warrants which comprised common stock equivalents would have been anti-dilutive. Those employee options and investor warrants are convertible into 3,828,163 and 809,536 shares of common stock, respectively.

     8) During the six months ended November 30, 2002, the Company made the decision to permanently discontinue its airport operations at the Riverton Wyoming Regional Airport. The assets the Company owns that were used in the airport operations will either be sold or converted for use in the Company's other operations. The Company will continue to own the main hangar where the Company's aircraft are stored.

     9) The Internal Revenue Service (IRS) has audited and closed the Company's tax years through May 31, 2000 with no material changes and no change in the amount of tax due.

     10) Certain reclassifications have been made in the May 31, 2002 financial statements to conform to the classifications used in November 30, 2002.

     11) During the Company's December 16, 2002 Board of Directors meeting, the directors unanimously voted to change the Company's year end from May 31 to December 31 effective December 31, 2002.

     12) In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and will adopt this pronouncement January 1, 2003.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     13) The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through November 30, 2002. In addition, we have used, rather than provided, cash in our operations.

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

                        U.S. ENERGY CORP. & SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is Management's Discussion and Analysis of significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended November 30, 2002 be read in conjunction with the Company's Form 10-K for the year ended May 31, 2002. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

CRITICAL ACCOUNTING POLICIES

     OIL AND GAS PRODUCING ACTIVITIES

     We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on estimated reserves. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined. Unproven properties are assessed periodically to ascertain whether an impairment has occurred. Such assessments could cause the Company to reduce the carrying values of the properties.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proven reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproven properties. Decreases in future gas prices will cause a reduction to the estimated present value and may result in an impairment of the Company's proven properties.

     Reclamation liabilities are recorded based on the Company's best estimate of future reclamation and closure costs based on currently available facts. Period to period changes in the liability may result from the passage of time and revisions to either timing or the amount of the original estimate.

     Sales of proven and unproven properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended November 30, 2002, our cash position decreased by $322,600 to a cash balance of $2,241,700 as compared to a cash balance at May 31, 2001 of $2,564,300. This decrease in cash came as a result of $1,225,600 being consumed in operations. This reduction in cash from operations was partially offset by cash provided by investing and financing activities in the amounts of $585,200 and $317,800, respectively.

     Operations during the six months ended November 30, 2002, resulted in a net loss of $2,386,500. The major non-cash components of the net loss for the year were: depreciation and amortization of $304,100; non-cash services of $23,300; non-cash compensation of $254,700; gain on sale of assets of $193,400; non-cash interest on convertible notes of $167,500; prepaid drilling of $102,900 and the net change in assets and liabilities of $738,800.

     Non-Cash services relate to the amortization of compensation paid to a financial consultant in a prior period, which is being amortized over the life of the consulting contract. Prepaid drilling decreased as a result of the use of cash previously advanced for drilling requirements by non-affiliated participants in Rocky Mountain Gas, Inc., ("RMG") coalbed methane drilling programs. These funds are used to fund ongoing drilling obligations under the terms of the coalbed methane contracts. Non-cash compensation is the amortization compensation relating to forfeitable shares of the Company's stock pursuant to an approved stock bonus program and the funding of the employee ESOP retirement plan.

     During fiscal 2002, the Company entered into a financing agreement with an independent company whereby the Company secured a $1,000,000 loan which accrues interest at 8% per annum and is due quarterly commencing on September 1, 2002. The Company also entered into a similar financing agreement during the six months ended November 30, 2002 whereby the Company secured a $500,000 loan which accrues interest at 8% per annum and is due in quarterly installments beginning March 1, 2003. The $1,000,000 debt is due on May 30, 2004 and the $500,000 debt is due on November 19, 2004. At the option of the lending companies, all or a portion of these debts may be repaid with the common stock of the Company or the Company's subsidiary, RMG, at the various rates for the shares. In addition, the lending companies received detached warrants to purchase shares of the Company's and RMG's common stock and a beneficial conversion provision. As a result of this transactions, the Company recognized a $670,100 discount on the $1,000,000 loan at May 31, 2002 and a discount of $299,800 on the $500,000 loan as of November 30, 2002. The amortization of the discounts over the term of the loans resulted in non-cash interest of $167,500 during the six months ended November 30, 2002.

     Depreciation consists of ongoing depreciation of the Company's buildings and equipment and also includes $51,100 of amortization of capitalized costs relating to producing coalbed methane gas properties owned by RMG.

     Investing activities provided $585,200 during the six months ended November 30, 2002. The primary components of this increase in cash were proceeds from the sale of coalbed methane interests of $1,000,000; proceeds from the sale of equipment of $531,000, and an decrease in restricted investments of $65,700. Investing activities also used a total of $1,078,400 during the six months ended November 30, 2002. The major components of the cash used in investing activities were the purchase and exploration of coalbed methane properties of $863,100 and the purchase of certain property and equipment of $215,300.

     RMG assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for the purchase price of $7,500,000 by accepting a promissory note payable in principal amounts of $125,000 per month plus interest at 8% per annum over 41 months (starting on July 31, 2001) with a balloon payment due on the forty-second month. The note is secured by a pledge of CCBM's interest in the properties of RMG being purchased by CCBM. Payments recorded on the promissory note principal were $1,000,000 during the six months ended November 30, 2002, were taken against our full cost pool of coal bed methane gas properties. CCBM has made all payments due under the terms of the promissory note. CCBM also agreed to pay $5,000,000 to drill and complete coalbed methane wells on RMG's properties. One half of this amount, $2,500,000 will be credited against any drilling or property exploration costs that are the obligation of RMG. As of November 30, 2002, the total amount expended by CCBM towards this work commitment was $3,051,400 leaving a balance under the work commitment of $1,948,600 approximately half of which will be spent to cover RMG's commitments in the exploration of the joint properties.

     On June 4, 2002, RMG purchased an average 25% net revenue interest and an average 31% working interest in 18 coal bed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the 18 drilled wells are currently hooked up and produce at a combined rate of about one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property; the Cook coal (11 wells) at 650 feet and the Canyon Coal (2 wells) at 450 feet. One of the 18 wells is used as a water injection well. The total purchase price for the property for RMG was $650,000, $500,000 of which was paid in cash and $150,000 in common stock of the Company which was issued during the year ended May 31, 2002. RMG also spent an additional $128,400 in funding its portion of drilling and exploration costs on its coalbed methane properties.

     Financing activities during the six months ended November 30, 2002, provided $317,800. This increase in Cash was as a result of the Company financing its annual liability insurance premiums and the purchase of various pieces of equipment. The increase in cash, as a result of proceeds from long term debt, $712,800, was offset by the payments made by the Company during the six months ended November 30, 2002 on its long term debt of $195,000 and line of credit of $200,000.

     Working capital decreased by $1,319,600 from $3,486,200 at May 31, 2002, to working capital of $2,166,600 at November 30, 2002.

CAPITAL RESOURCES

     The primary sources of our capital resources are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and exploration programs; projected production from RMG's coalbed methane properties; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership, interest in exploration properties; proceeds under the line of credit; equity financing of the Company's subsidiaries; and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation. We will also continue to receive revenues from our commercial operations in southern Utah.

     Drilling and exploration capital requirements will be satisfied for the majority of 2002 from the CCBM work commitment of which there is $1,948,600 remaining as of November 30, 2002. Approximately one-half of this amount will be paid by CCBM on behalf of RMG for its obligations for drilling and property exploration of coalbed methane properties. There is also a balance of $5,375,000 at November 30, 2002 due from CCBM under its purchase agreement. Under the terms of the promissory note, this amount will continue to be paid at the rate of $125,000 per month plus interest until November 2004 at which time a balloon payment of $2,375,000 is due. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties. After CCBM has paid $2,500,000 (33%) of the principal amount of the promissory note, RMG will release 25% of the undivided interest in the coal bed methane properties purchased by CCBM; another 25% when $5,000,000 (66.6%) of the principal is paid, and the balance of the total 50% undivided interest when all of the principal amount of $7,500,000 of the purchase price has been paid.

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

     The Company has shut down it mines and has discontinued its mining and construction operations. It therefore has surplus equipment and buildings from these operations. During fiscal 2001 and 2002, the

Company sold the majority of its surplus equipment. In addition, the Company owns various raw land which is held as investment property or was intended to be used in mining operations. These properties are no longer needed for the core business of the Company and will be sold. The Company sold a piece of property in California in December 2002, which was previously held for the development of a mill tailings site for its subsidiary Sutter Gold Mining Company, ("SGMC"). This property was never developed for a tailings site so has no reclamation liability attached to it.

     The Company continues to market home and mobile home lots in southern Utah. These fully developed properties are not important to the operations of the Company. The lots were a portion of the assets that the Company acquired when it purchased the Shootaring uranium mill and Ticaboo townsite. The Company has also listed the commercial operations at Ticaboo for sale. It is the present intention of management of the Company to sell this commercial property. The Company also has determined to sell the Shootaring uranium mill. It is the goal of the Company's management to sell the mill as a unit but proposals to sell the mill parts have also been considered. No firm proposal is currently being considered on the mill.

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

     We currently have a $750,000 line of credit with a commercial bank. As of May 31, 2002, this line of credit had been drawn down by $200,000. The outstanding balance under the line of credit had been paid off as of November 2002. The line of credit was renewed during December 2002 for a period of six months. We also have a $500,000 line of credit through our affiliate Plateau Resources Ltd ("Plateau"). This line of credit is for the development of the Ticaboo Townsite in southern Utah. Plateau has drawn down $300,000 of this financing facility which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this report.

     We have been involved in litigation with Nukem, Inc. involving Sheep Mountain Partners, ("SMP") for the past eleven years. The U.S. District Court of Colorado has appointed a Special Master to determine the value of the purchase rights, the pounds of uranium, and the profits under certain contracts Nukem entered into with 3 CIS Republics, which have been impressed in a constructive trust. The Special Master is currently conducting the accounting. The Federal Court has ordered that the accounting be completed and filed with the Court by March 3, 2003. The ultimate outcome of this litigation cannot be determined but management of the Company believes that it will be beneficial to the Company.

     During its regular meeting on December 16, 2002, the Board of Directors unanimously voted to change the Company's year-end from May 31 to December 31 effective December 31, 2002. We believe that these cash resources will be sufficient to sustain operations during the balance of 2002.

CAPITAL REQUIREMENTS

     The primary capital requirements during the balance of 2002 are expected to be exploration of coalbed methane properties; the cost of maintaining our uranium properties that are shut down; the holding costs of the SGMC properties which are also shut down, and general and administrative costs. Estimated capital requirements for the balance of 2002 are: $60,000 for the exploration and holding costs of coal bed methane properties; costs to maintain uranium properties and associated real estate assets in the amount of $150,000; SGMC properties holding costs of $210,000, and general and administrative costs of $370,000. These allocations and estimates may vary depending on the level of acquisition and drilling RMG participates in during the year.

                    EXPLORATION OF COALBED METHANE PROPERTIES
                    -----------------------------------------

     The majority of the 2002 exploration costs associated with the coalbed methane properties of RMG has been funded through the CCBM agreement. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non-participating parties. Should we be required to fund any non-participating entities portion of the exploration programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

                         MAINTAINING MINERAL PROPERTIES
                         ------------------------------

     SMP URANIUM PROPERTIES

     The holding costs associated with the uranium properties formerly owned by Sheep Mountain Partners ("SMP"), are approximately $28,000 per month. We continue to implement cost cutting measures to reduce the holding costs while at the same time preserving the properties. We have begun the process of reclamation on certain of these properties and will continue to do work during 2003. It is estimated that $50,000 in reclamation work will be completed on the SMP properties during 2003. The Company is seeking final approval from the regulatory agencies of the reclamation work completed on the GMIX water treatment plant during 2002.

     PLATEAU RESOURCES URANIUM PROPERTIES

     Plateau owns the Ticaboo Townsite, which includes a motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made during fiscal 2001, to lease out all but the motel operations. This decision relieved us of the obligation and expense of employees, inventory and risk of loss from the business operations.

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale of the uranium mill. There are no major reclamation projects anticipated on the mill or mine properties during fiscal 2003.

     SUTTER GOLD MINING COMPANY PROPERTIES

     We have one employee at the SGMC properties to preserve the core properties. SGMC is in the process of evaluating the potential of selling certain of the non-essential land positions that it has acquired. SGMC is also considering other alternatives such as equity financing or obtaining industry partners to develop the property.

     Carrying values for the SGMC properties, as of May 31, 2002, are lower than the fair market value of the properties. These assets consist primarily of raw land that was purchased for a mill tailings cell but was no longer needed under the new mine development plan. A portion of this land was sold in December 2002.

     The SGMC properties contain no proven or probable reserves.

                                  DEBT PAYMENTS
                                  -------------

     Debt to non-related parties at November 30, 2002 was $3,124,500. Payment requirements on the convertible debt referenced above during 2003 is $120,000 of interest. Principle due under other long term debt during 2003 total $318,000.

                                RECLAMATION COSTS
                                -----------------

     The reclamation obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that only $50,000 of reclamation work will be performed during 2003. The bonding for these reclamation obligations is either real estate holdings of the Company or restricted cash investments, both of which are pledged to regulatory agencies.

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

                              RESULTS OF OPERATIONS
                              ---------------------

     During the six months ended November 30, 2002, the Company recorded an operating loss of $2,386,500 as compared to a operating loss of $1,954,100 for the same period of the previous year. Major components of this increase of $432,400 in the operating loss for the six month periods were reduced revenues of $421,400; reduced other income of $369,700; increased coalbed methane production costs of $302,600; increased general and administrative expenses of $272,200 and increased interest expense of $183,600. These increases in the net operating loss were offset by reductions of $561,300 in motel and real estate operations; $418,000 in mineral holding costs; increased minority interest in the gain of consolidated subsidiaries of $9,200; no discontinued operations and dividends paid on preferred shares during the six months ended November 30, 2002.

     Revenues from motel and real estate operations decreased by $478,100 during the six months ended November 30, 2002 to $729,900 as compared to the same revenues during the previous year of $1,208,000. This decrease was primarily as a result of reduced revenues from fueling services at the Company's airport operations in Wyoming. Additionally, revenues from motel operations in Utah decreased by $68,900 as a result of decreased tourism as a result of drought conditions and world wide terrorism concerns. These reductions in revenues were offset by revenues of $89,100 from coalbed methane production during the six months ended November 30, 2002 while there were no revenues from coalbed methane production during the same period of the prior year. This is the first production of coalbed methane that the Company's subsidiary RMG has recorded. Of the total costs and expenses associated with coalbed methane operations for the six months ended November 30, 2002, $302,600, only $151,700 were associated with the field operations of the coalbed methane produced during the six months ended November 30, 2002. The balance of the costs associated with coalbed methane operations were those costs incurred in pumping water and operating other fields which are not yet producing coalbed methane in quantities sufficient to be sold into the pipelines.

     Components of the reduction in other income were reductions in the gain on the sale of assets of $349,300 and interest income of $20,400. The Company did not sell as many assets during the six months ended November 31, 2002 as it did during the previous year as the bulk of surplus mining, drilling and real estate property that was designated as surplus was sold during the previous two years. Interest income decreased as a result of smaller amounts of cash invested in interest bearing accounts.

     General and Administrative costs increased primarily as a result of increased costs associated with legal services needed to respond to regulatory agencies and increased administrative labor and professional services at RMG to maintain property files and analyze aspects of coalbed methane production. Interest expense increased as a result of the amortization of the discount taken on the convertible note financings which were completed at the end of fiscal 2002 and during the six months ended November 30, 2002 as discussed above under liquidity.

     Costs and expenses associated with motel and real estate operations decreased by $561,300 as a result of reductions in tourist activity at the operations in southern Utah as discussed above and the reduction of the amount of fuel pumped at the Company's commercial airport operations in Wyoming. Mineral holding costs have been significantly reduced as a result of the properties being shut down and limited work being performed on them during the six months ended November 30, 2002.

     Costs and Expenses for the quarter ended November 30, 2002, decreased by $116,900 from those reported during the same quarter of the previous year. Revenues and other income and expenses also were reduced during the quarter ended November 30, 2002 when compared to the same quarter of the previous year by $490,800 and $396,900, respectively. All these reductions are for the reasons as indicated above under the discussion of the six months ended November 30, 2002. The quarter ended November 30, 2002, resulted in a loss from operations of $1,264,700 as compared to a loss of $588,200 for the same three months of the previous year.


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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     There have been no material developments in the Legal Proceedings as reported by the Company in Item 3 of its May 31, 2002 Form 10-K.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ----------------------------------------------------

     On December 16, 2002, the annual meeting of shareholders was held for the election of three directors. Don C. Anderson, Nick Bebout and H. Russell Fraser were elected as a directors for a term expiring on the third succeeding annual meeting and until their successor is duly elected or appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

         NAME OF DIRECTOR         FOR                 ABSTAIN
         ----------------         ---                 -------

     Don C. Anderson              8,834,230           114,860
     Nick Bebout                  8,740,690           114,860
     H. Russell Fraser            8,740,250           114,970

     The Registrant's Board of Directors consists of seven members of Messrs. Don C. Anderson, Nick Bebout, H. Russell Fraser, John L. Larsen, Keith G. Larsen and Harold F. Herron. There is a vacant seat due to the resignation of David W. Brenman.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits.

    99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. The Company filed one (1) Report on Form 8-K on September 5, 2002 concerning a research report and an amended report on Form 8-K/A on September 24, 2002 amending the Form 8-K on the research report during the quarter ended November 30, 2002, under item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                U.S. ENERGY CORP.
                                                (Company)


Date: January 13, 2002                      By:  /s/ John L. Larsen
                                                --------------------------------
                                                JOHN L. LARSEN,
                                                CHAIRMAN and CEO


Date: January 13, 2002                      By:  /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer and
                                                Chief Accounting Officer

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

DATED this 13 day of January, 2003.



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

DATED this 13th day of January, 2003.



                                                   /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer