Form 10-K/A
period 2002-05-31
US ENERGY CORP
filed 2003-01-30
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                 Class                       Outstanding at September 11, 2002
---------------------------------------     ------------------------------------
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


     In fiscal 2002, most of our business activity was devoted to the coalbed methane, i.e., acquiring acreage, drilling exploratory wells, testing the wells, and negotiating the purchase of a coalbed methane ("CBM") producing field. The coalbed methane gas activities are conducted through Rocky Mountain Gas, Inc ("RMG"), a Wyoming corporation owned 51.2% by USE and 40.5% by Crested Corp. at May 31, 2002, Crested is a 70.5% majority-owned subsidiary of USE, see below. Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 280,486 gross mineral acres of coalbed methane properties.

     We also hold commercial properties, most of which are located in Utah that were acquired as part of a uranium property and mill acquisition. In fiscal 2002, only the commercial properties produced revenues. For financial statement presentation purposes, the Company has two segments of business; minerals and commercial operations (motel, real estate and airport), see note I to the financial statements. However, presently the Company's business priority is focused mainly on CBM .

     We have conducted exploratory drilling and testing on certain of the coalbed methane properties, but in general, additional work (gathering production data from a producing property, and on other properties, the dewatering of completed wells, and drilling and dewatering more wells) will have to occur to establish if we have any proved reserves. Specifically, we expect to make a determination whether there are proved reserves on our producing property (Bobcat property) by February 14, 2003, and on another property (Clearmont, which is not now in production) by April 30, 2003. We did not receive any revenues from coalbed methane gas sales through the end of the most recent fiscal year (May 31, 2002), although after that date, we have been selling coalbed methane gas from the producing Bobcat property (bought in June 2002).


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

     The Company's subsidiaries are:

                                          Percent                   Primary
     Subsidiary                        Owned by USE*          Business Conducted
     ----------                        -------------          ------------------


     Plateau Resources, Ltd.              100.0%            Uranium (Utah) - Inactive - shut down;
                                                            Motel/real estate - Active
     Energx, Ltd.                          90.0%            Gas - Inactive - shut down
     Four Nines Gold, Inc.                 50.9%            Contract Drilling/Construction - Inactive
                                                            (since 2001)
     Sutter Gold Mining Company            66.3%            Gold (California) - Inactive - shut down
     Crested Corp.                         70.5%            Uranium, gold and molybdenum properties
                                                            (all inactive and shut down), and exploration
                                                            activities on coalbed methane properties
     Yellowstone Fuels Corp.               35.9%            Uranium (Wyoming) - Inactive - shut down
     Rocky Mountain Gas, Inc.              91.7%            Coalbed methane exploration
     Northwest Gold, Inc.                  96.0%            Gold (Montana) - Inactive - shut down
     USECC Joint Venture                   50.0%            Uranium (Wyoming, Utah), gold and
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

     The mineral properties held by Sutter Gold Mining Company ("SGMC"), a majority-owned subsidiary of USE, are shut down because the current price of gold does not permit raising the capital necessary to put the properties into production.




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

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps Dodge Corporation, a worldwide integrated minerals company with inventories of exploration, development stage, and producing properties, involving numerous metals and other minerals. We believe at the present time, Phelps Dodge does not have a plan to place the molybdenum property into production .




     In the motel, real estate and airport operations area (significant in terms of fiscal 2002 revenues but not our primary business focus), we own and manage an office building (where our headquarters are located), and small parcels of land, all in Riverton, Wyoming, and a small amount of additional acreage elsewhere in Wyoming and Colorado. We also own a townsite, a motel and convenience store, and other commercial facilities in Utah. There is no significant competition in this area; although parcels are sold from time to time, we are not in the land development business.


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.


     During the three fiscal years ended May 31, 2002, for technical financial presentation purposes, we operated in three business segments: (i) coalbed methane gas exploration (and holding shut down mines and mineral properties),
(ii) motel, real estate, and airport operations, and (iii) contract drilling/ construction (principally in fiscal 2000 and the first quarter of fiscal 2001). Contract drilling/construction operations were shut down as an operating segment in fiscal 2001. The principal products of the operating units within each of the reportable industry segments for the three fiscal years ended May 31, 2002 are set forth in the table below. For more information, see note I to the financial statements.

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



(C) NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).


COALBED METHANE (AND INACTIVE MINING PROPERTIES)


     COALBED METHANE


     GENERAL. Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 51.2% by the Company and 40.5% by Crested as of May 31, 2002).

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

     ACQUISITION AND EXPLORATION CAPITAL EXPENDITURES

     From inception on November 1, 1999 through May 31, 2002, RMG incurred total acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on coalbed methane properties of approximately $6,170,600. Unproved coalbed methane properties on the company's balance sheet have been reduced by $1,125,000 to reflect the reduction of the full cost price as a result of the principal payment made by CCBM.

     The following table shows certain information regarding the gross costs incurred.

                                             Year Ended May 31,
                                       --------------------------------
                                           2002                2001
                                       -----------         -----------
         Acquisition costs             $   368,700         $   870,600
         Exploration                        87,400             283,900
                                       -----------         -----------
                                       $   446,100         $ 1,154,500
                                       ===========         ===========

     Acquisition costs included amounts paid for properties , delay rentals, lease option payments, and general and administrative costs directly attributable to the acquisitions.

     The recorded amounts for acquisition and exploration of $4,995,600 and $5,881,700, represent 16.3% and 19.3% of total assets at May 31, 2002 and 2001.

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


     As of May 31, 2002, CCBM and RMG have spent approximately, $2,775,000 of the $5,000,000 drilling fund. We are relying on the $2,245,000 balance to pay for 100% of the drilling and completion costs on up to 33 more wells currently permitted, for which work is scheduled to start September 2002: 16 wells on the Clearmont prospect (estimated costs $1,255,000); 9 wells on the Bobcat prospect (estimated costs $800,000); 6 wells on the Arvada prospect (estimated costs $550,000); and 2 wells on the Oyster Ridge prospect (estimated cost $150,000). Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest with no financial obligation to RMG for drilling and completion costs until after CCBM has spent $5,000,000. Work would be delayed if CCBM were not able to fund these costs. Presently, we do not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in the Company.


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


     For August, 2002, RMG received an average price of $1.33 per Mcf (1,000 cubic feet) for the 30,404 Mcf of gas sold from the Bobcat field, with prices ranging from $0.83 to $1.79 per Mcf. See "Gathering and Transmission of CBM Gas" below. The property is currently producing at uneconomic rates of production at these prices. RMG is replacing and upgrading some equipment and adding a compressor, with the expectation of improving production volumes through the remainder of 2002 and thereafter. An independent evaluation of CBM reserves will be undertaken and completed in February 2003, regardless of whether production increases from the August 2002 levels, and regardless of gas prices when the reserve evaluation is made. Reserve information will be disclosed when available. No independent reserve evaluation has been started to date, as RMG needed to take over operations of the field and obtain data after the property was purchased in June, 2002.


     Permits have been issued for drilling 30 more wells on 80 acre spacing.

     CCBM has exercised its right to participate in purchase of the Bobcat property, for 50% of the interests in the property subject to the agreement. For information on agreements with CCBM, please see "Carrizo - Purchase and Sale Agreement" below. RMG operates the properties.


     The seller keeps as an overriding royalty interest all net revenue interest in the properties in excess of 80%. RMG and CBM each hold an average of 31% working interest and an average of 25% net revenue interest, in the drilled wells.


     CARRIZO - PURCHASE AND SALE AGREEMENT. On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is intended to finance the further exploration of the acreage prospective for coalbed methane currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana.


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


     To start exploration, and as part of the consideration for the acquisition, CCBM agreed to pay $5,000,000 to drill and complete from 30 to 60 wells on the coalbed properties. RMG will be "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, RMG and CCBM each will pay for their 50% share of costs in subsequent wells, and also will pay for their 50% share of operating costs for the wells drilled and completed in this drilling program. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and gas production therefrom, regardless of the status of payments on the promissory note.


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


     CLEARMONT: The Clearmont project consists of approximately 6,305 gross and 3,745 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Penneco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. An exploration drilling program began at Clearmont in August 2001 and could be in production in 2002 or early 2003 depending on drilling results and gas prices. To date, $2,247,000 has been spent on drilling and infrastructure at Clearmont.

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


     SUSSEX: RMG and CCBM hold 640 gross and net acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 100% working interest. To date, RMG has not conducted any significant exploration on the property.

     FINLEY: RMG and CCBM hold 160 gross and net acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. Review for a two well test is underway. To date, RMG has not conducted any significant exploration on the property.

     BAGGS NORTH: This prospect contains 120 gross and net acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG and CCBM hold a 100% working interest in this prospect. To date, RMG has not conducted any significant exploration on the property.

     GILLETTE NORTH: RMG and CCBM holds a 100% working interest in 80 gross and net acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Existing coalbed methane wells lay in the section immediately north. Permitting of two wells has begun on RMG's property. RMG intends to conduct test drilling and production techniques in this area which lies in the heart of the current coalbed methane play in the Gillette area. To date, RMG has not conducted any significant exploration on the property.


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


     The Wyoming Department of Environmental Quality Supplemental Environmental Impact Statement (SEIS) for the Powder River Basin in Wyoming, issued in the fall of 1999, allowed the permitting of 5,000 CBM wells to be drilled on Federal lands in Wyoming. More CBM well applications have been submitted causing the BLM to begin a second EIS for the Powder River Basin Area in Wyoming. The new draft EIS was completed in the summer of 2002. Exploration and development on Federal lands in Wyoming has been stopped with the balance of the Wyoming Department of Environmental Quality EIS permitted wells (4,000) occurring on fee and state lands. The BLM completed an environmental assessment ("EA") in March 2001, reviewing drainage issues, which could allow an additional 1,500 new CBM well permits in the Gillette region of the Powder River Basin. The EIS may impact RMG's operations, as the Arvada prospect is within the affected area, and we expect to begin applying for permits in these prospects in late 2002. A record of decision is expected in December 2002 or early 2003.

     In addition, the Wyoming and Montana Departments of Environmental Quality have regulations applying to the surface disposal of water produced from CBM drilling operations. CBM operators are currently seeking changes in permit requirements and department policy that would allow operators more flexibility to discharge water on the surface. If these changes are not made, it may be necessary to install and operate treatment facilities or drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or lower sandstone horizons. If we cannot obtain the appropriate permits or if applicable laws or regulations require water to be disposed of in an alternative manner, the costs to dispose produced water will likely increase. These costs could have a material effect on operations in this area, including potentially rendering future exploration, development and production in the affected areas uneconomic.


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

     In August 2001, Montana and Wyoming announced an agreement for water quality officials in both states to coordinate monitoring of water flows in the Powder River and Little Powder River drainages, to determine the impact of coalbed methane well water production on river water. Although usually well water is drinkable, it may contain high sodium absorption ratios, which can impair use of the water for irrigation purposes in clay-based soils. The respective agencies will propose regulations to establish thresholds for potential pollutants and require strict monitoring by local water quality officials. If test results indicate some well water flows adversely impact river water quality, operators could be required to put the water flow into holding ponds or take other steps to eliminate or reduce water flows or pollutants in the water. Implementation of the agreement may benefit continued coalbed methane exploration in these areas by opening up the water discharge permitting process in the affected areas, as water testing is completed in phases on prospects within the affected drainage areas. Currently, we don't have acreage that would be impacted by these regulations but future acreage could be acquired in the affected areas.


     The following summarizes permits now in place.

Table 4


--------------------------------------------------------------------------------
                                             Expiration
Prospect          Remaining Permits          or Renewal Date
--------------------------------------------------------------------------------
Castle Rock             15                   04/17/2003 and 10/17/2002
--------------------------------------------------------------------------------
Kirby                    6                   01/01/03
--------------------------------------------------------------------------------
                                             07/31/2002; 08/30/2002;
                                             09/26/2002; 10/24/2002;
Clearmont               59                   11/01/002; 11/02/2002;
                                             02/04/2003, 03/15/2003;
                                             07/31/03 and 08/30/03
--------------------------------------------------------------------------------
Arvada                   3                   11/12/2002
--------------------------------------------------------------------------------
Bobcat                  30                   12/02/02
--------------------------------------------------------------------------------
    Total               113
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

     The uranium properties have been shut down. Over a period of at least nine months, substantial and expensive work would be required to put the uranium properties into production, including cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending the shafts and tunnels, and sampling to ascertain whether a commercially viable ore body exists on any of the properties.

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

     At May 31, 2002 and 2001 (the dates of the consolidated balance sheets in this report), there are no values carried on the balance sheets for uranium properties.

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


     THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT


     In fiscal 1991, we entered into an agreement to sell 50 percent of our interests in the Green Mountain uranium claims, and certain other rights, to Kennecott Uranium Company ("KUC" or "Kennecott"), a subsidiary of Kennecott Energy and Coal Company of Gillette, WY . Kennecott Energy and Coal Company is a subsidiary of Rio Tinto plc, formerly RTZ plc of London. In consideration of the sale to Kennecott, we received $15,000,000 cash and a commitment by Kennecott to fund the first $50,000,000 of GMMV expenditures under a joint venture agreement (the "GMMV Agreement") to mine and mill uranium ore and market uranium oxide. For detailed explanation, please see U.S. Energy Corp.'s 1999 Form 10-K at pages 8-11 and footnote F to the financial statements.

     The GMMV holds 521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of Green Mountain ) .

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

     URANIUM MARKET INFORMATION.


     URANIUM SPOT MARKET. Uranium exchange value spot price as reported by Tradetech was $9.85/lb. U3O8 on July 31, 2002, an increase from an unrestricted value of $7.95/lb U3O8 and restricted value of $8.95/ U3O8 at July 31, 2001. During the first half of 2002, total spot market volume was approximately 8.4 million lbs. U3O8 which was 3.8 million lbs. for the first half of 2001, or an increase of 4.5 million lbs. U3O8.


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

     This property has never been in production. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC properties .

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


     VISITORS CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party. The visitors center is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $41,200 and $105,400 in fiscal 2002 and 2001, respectively, and are included in "motel, real estate and airport operations" in the consolidated statements of operations included in this report. These revenues offset a majority of costs for holding the Sutter properties.


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



MOTEL, REAL ESTATE AND AIRPORT Operations

     WYOMING. We own varying interests, alone and with Crested, in affiliated companies engaged in real estate, and other commercial businesses. Activities of these and other subsidiaries include ownership and management of a commercial office building, the townsite of Jeffrey City, Wyoming (which has been sold), and the townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.


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


     COLORADO. USECC owns 182 acres of undeveloped land in and near Gunnison, Colorado.

     UTAH. Canyon Homesteads, Inc. (a Plateau subsidiary) owns a majority interest in a joint venture which holds the Ticaboo Townsite in Ticaboo, Utah (see "Minerals - Uranium-Shootaring Canyon Mill - Ticaboo Townsite" above). In fiscal 1995, USE acquired the minority interest in the joint venture from a nonaffiliate.

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


     As of May 31, 2002, we have recorded estimated reclamation obligations of $8,906,800. We anticipate that the reclamation efforts may not be required to be started for many years, and that when started, paying for those reclamation efforts will occur over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this report.


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


     SUTTER PROPERTY Litigation

     On or about March 13, 2002, the Company's subsidiary, Sutter Gold Mining Company ("SGMC"), was served with a complaint filed in the Superior Court of Amador County, California, Case Number 02CU2051. The plaintiff is Edward A. Swift individually and as a trustee and the other defendant is Meridian Minerals Company (Meridian). The litigation involves a mining lease entered into in 1989 between Plaintiffs and Defendant Meridian on the rental of Plaintiffs' land. Plaintiffs contend Defendants owe them $136,186 for past due rent and some $12,000 in unpaid taxes and for fence repair. Defendant SGMC, has filed an answer generally denying the complaint and the case is pending. We have negotiated the terms of a settlement but due to the death of one of the essential parties in the matter, finalization of the settlement has been delayed. We hope to finalize a settlement in calendar 2002.

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

                                                       High              Low
                                                       ----              ---
     Fiscal year ended May 31, 2002
     ------------------------------
          First quarter ended 8/31/01                 $ 6.05            $3.56
          Second quarter ended 11/30/01                 4.15             3.09
          Third quarter ended 2/29/02                   5.27             3.50
          Fourth quarter ended 5/31/02                  4.30             3.29

     Fiscal year to ended May 31, 2001
     ---------------------------------
          First quarter ended 8/31/00                 $ 3.00            $1.75
          Second quarter ended 11/30/00                 3.38             1.75
          Third quarter ended 2/28/01                   4.00             2.00
          Fourth quarter ended 5/31/01                  6.25             3.56

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


     Once we begin production, all capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Such assessments could cause the Company to reduce the carrying values of the properties.


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


     Investing activities provided $1,822,300 during fiscal 2002. The primary components of this source of cash was the sale of an interest in RMG's coalbed methane properties to CCBM, Inc. ("CCBM") of Houston, Texas for $1,125,000; proceeds of $752,000 from the sale of various surplus equipment, and a net change of $406,500 in the investment we have in affiliated companies. Uses of cash in Investing Activities were the expenses incurred in the exploration of RMG's coalbed methane properties of $142,100; increased value of restricted investments of $236,800 through the reinvestment of interest earned on those investments, and the purchase of $82,300 of equipment.

     RMG assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for the purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at 8% per annum over 41 months (starting on July 31, 2001) with a balloon payment due on the forty-second month. The note is secured by a pledge of CCBM's interest in the properties of RMG being purchased by CCBM. All payments on the promissory note principal, $1,125,000 were taken against our full cost pool of coalbed methane gas properties. CCBM has made all payments due under the terms of the promissory note. CCBM also agreed to pay $5,000,000 to drill and complete coalbed methane wells on RMG's properties. One half of this amount, $2,500,000 will be credited against any drilling or property exploration and development costs that are the obligation of RMG. As of May 31, 2002, the total amount expended by CCBM towards this work commitment was $2,245,000 leaving a balance under the work commitment of $2,755,000 approximately half of which will be spent to cover RMG's commitments in the exploration and development of the joint properties.

     RMG did expend $142,100 in the exploration of coalbed methane properties during fiscal 2002, which were outside the work commitment of CCBM. We maintain cash investments in the amount of $10,015,500, that are dedicated to reclamation liabilities and cannot be used for operations of the Company. These investments earn interest annually which is used to pay licensing fees on our uranium mill in southern Utah. Any unused earned interest proceeds are reinvested into the restricted investments. During fiscal 2002, restricted investments increased by $236,800.


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

CAPITAL RESOURCES


     The primary sources of our capital resources are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and development programs; projected production from RMG's coalbed methane properties; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership interest in mineral properties; proceeds under the line of credit; equity financing of the Company's subsidiaries; and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation. We will also continue to receive revenues from our motel and real estate operations in southern Utah.


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

     Under the agreement with CCBM, CCBM also agreed to use its best efforts to obtain financing to raise no less than $20 million to be used by RMG to acquire more coalbed methane properties. CCBM has not been successful in raising these funds within the terms of the agreement due to market conditions for coalbed methane gas. RMG has extended the time for CCBM to raise the funds to June 30, 2003. If CCBM is unsuccessful in raising the funds to purchase additional coalbed methane properties or for any reason determines to discontinue participation in the exploration and development of RMG's coalbed methane properties, RMG will continue to seek equity or industry funding to develop its properties.


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

CAPITAL REQUIREMENTS


     The primary capital requirements during fiscal 2003 are expected to be exploration and development of coalbed methane properties; the cost of maintaining our uranium properties that are shut down; the shut down SGMC properties holding costs; and general and administrative costs. Estimated capital requirements for fiscal 2003 are: $873,500 for the exploration and holding costs of coalbed methane properties; costs to hold uranium properties that are shut down and associated real estate assets in the amount of $600,000; shut down SGMC properties holding costs of $230,000, and general and administrative costs of $3,885,000. These allocations and estimates may vary depending on the level of acquisition and drilling RMG participates in during the year.

                    EXPLORATION OF COALBED METHANE PROPERTIES

     The majority of the fiscal 2003 exploration costs associated with the coalbed methane properties of RMG has been funded through the CCBM agreement. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non-participating parties. Should we be required to fund any non- participating entities portion of the exploration programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

                  HOLDING COSTS OF SHUT DOWN MINERAL PROPERTIES


         SMP URANIUM PROPERTIES


     The holding costs associated with the uranium mineral properties formerly owned by Sheep Mountain Partners ("SMP"), are approximately $28,000 per month. We continue to implement cost cutting measures to reduce the holding costs. We have begun the process of reclamation on certain of these mine properties and will continue to do work during fiscal 2003. It is estimated that $50,000 in reclamation work will be completed on the SMP mine properties during fiscal 2003. The Company is seeking final approval from the regulatory agencies of the reclamation work completed on the GMIX water treatment plant during fiscal 2002.


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

     SUTTER GOLD MINING COMPANY PROPERTIES

     Due to the depressed market price of gold, further work on the SGMC properties has been deferred until the price of gold improves. In the meantime, SGMC developed a tourism business to cover the holding costs of the properties. A decision was made to lease out the tourism business to a third party. The revenues received from the lease cover a majority of our holding costs associated with the mine, shop and mineral leases. We have one employee at the SGMC properties to preserve the core assets and properties. SGMC is in the process of evaluating the potential of selling certain of the nom-essential land positions that it has acquired in developing a mine plan. SGMC is also considering other alternatives such as equity financing or obtain industry partners to develop the property in the event that market prices reach to the level to warrant placing the properties into production.


     Carrying values for the SGMC properties, as of May 31, 2002, are lower than the fair market value of the properties. These properties consist primarily of raw land that was purchased for a mill tailings cell but is no longer needed under the new mine development plan. The land is in the path of a proposed highway development project by the State of California.


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


     The reclamation requirements for the SGMC properties is approximately $27,900. This reclamation obligation is bonded with a cash bond.

                              RESULTS OF OPERATIONS
                              ---------------------


FISCAL 2002 COMPARED TO FISCAL 2001
-----------------------------------

Revenues:
---------

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

Costs and Expenses:
-------------------

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

Other Income and Expenses:
--------------------------

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

Revenues:
---------

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
                                          =========     ============     ============     ============


                                       54a

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

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


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.


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

                                      56a

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

                                      56b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended May 31,
                                                      ------------------------------------------------
                                                          2002              2001              2000
                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $ (6,267,600)     $  1,771,200      $(10,662,600)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Minority interest in loss of
           consolidated subsidiaries                       (39,500)         (220,100)         (509,300)
         Depreciation and amortization                     541,500         1,254,000         1,273,000
         Impairment of goodwill                          1,622,700              --                --
         Impairment of mineral interests                      --             123,800              --
         Noncash services                                  787,700            19,100            21,100
         Noncash dividend                                   11,500              --                --
         Equity in loss from affiliates                       --                --               2,900
         Gain on sale of assets                           (812,700)       (1,163,600)          (71,400)
         Provision for doubtful accounts                   171,200              --             708,600
         Noncash compensation                              535,200           501,700         3,361,400
         Deferred income                                      --          (4,000,000)             --
         Net changes in assets and liabilities:
           Accounts and notes receivable                   799,900         1,241,000          (536,500)
           Other assets                                    (47,500)         (112,700)           92,200
           Prepaid drilling costs                          242,100              --                --
           Accounts payable and accrued expenses          (879,300)         (887,300)         (217,200)
         Reclamation and other                                --                --              82,100
                                                      ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                   (3,334,800)       (1,472,900)       (6,491,900)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Exploration of coalbed
       methane gas properties                             (142,100)       (1,187,800)       (4,727,200)
     Proceeds from sale of property and equipment          752,000         2,608,000            78,300
     Proceeds from sale of gas interests                 1,125,000              --                --
     Increase in restricted investments                   (236,800)         (417,700)         (200,600)
     Purchase of property and equipment                    (82,300)         (311,400)       (2,240,000)
     Net change in investments in affiliates               406,500           292,400           (12,500)
                                                      ------------      ------------      ------------

NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                1,822,300           983,500        (7,102,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock              2,957,400           288,400              --
     Proceeds from issuance of preferred stock                --                --           1,840,000
     Proceeds from sale of stock by subsidiary           1,000,000              --           2,160,000
     Proceeds from long-term debt                          631,700           619,100           886,400
     Net activity from lines of credit                    (650,000)          200,000           650,000
     Purchase of treasury stock                               --             (20,600)             --
     Repayments of long-term debt                         (547,800)         (828,400)       (1,246,300)
     Cash acquired in purchase of subsidiary                  --                --              47,200
                                                      ------------      ------------      ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                             $  3,391,300      $    258,500      $  4,337,300
                                                      ------------      ------------      ------------


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


     After the CCBM work commitment has been fully funded, the Company does not have current funds available to fund its portion of the anticipated exploration and development activities on its coalbed methane properties. Additionally, the Company's known cash flows through May 31, 2003 for current operations and associated overhead are negative based on current projections. In order to improve liquidity of the Company, management intends to do the following:


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


     o Seek equity funding or a joint venture partner to place the SGMC property into production or sell the entire property to an industry partner. Currently, the Company has several third party companies who are looking at options.


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

INVENTORIES


     Inventories consist primarily of retail inventory of aviation and automobile fuel and associated aircraft parts for motel and airport operations and mining supplies. Retail inventories are stated at lower of cost or market using the average cost method. Inventories used in operations are stated at the lower of cost or market.

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


     The Company capitalizes all costs incidental to the acquisition and exploration of mineral properties as incurred. Costs are changed to operations if the Company determines that the property is not economical. Costs ad expenses related to general corporate overhead are expensed as incurred.

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


     All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be written off .

     After there are proven reserves, the capitalized costs associated with those reserves are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     As of May 31, 2002 the Company had begun the dewatering process on exploratory wells it had drilled. Until sufficient wells are dewatered, the amount of reserves (if any) cannot be determined. This process can take up to 24 months from when the first few wells are drilled. The Company therefore cannot

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



determine at May 31, 2002 if an impairment of acquisition and impairment costs has occurred. In the event that the drilling and dewatering efforts do not produce economic reserves, the acquisition, exploration and development costs associated with the property will be written off.


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

     During fiscal 2002, the Company recorded $1,622,700 impairment of goodwill that arose as part of the purchase of an additional 1,105,499 shares of RMG common stock. These shares of stock were purchased by issuing 910,320 shares of the Company's common stock pursuant to conversion rights granted RMG private placement investors.

     During fiscal 2001, the Company recorded an impairment on its mineral properties of $123,800 in YSFC. As of May 31, 2002, management believes no further impairment is necessary and that the fair market of remaining assets exceeds the carrying value. See Note F for further discussion.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


PHELPS DODGE
------------


     During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. There are no remaining values on the balance sheets of the Company at May 31, 2002 or 2001, relating to these claims. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of May 31, 2002.


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

SUTTER GOLD MINE COMPANY
------------------------


     SGMC was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln properties in California. SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine exploration costs since inception were initially capitalized. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has the mine on a shut down status and written down the associated properties. Management believes that the fair market value of the remaining assets exceeds the carrying value. The remaining SGMC assets include raw land which is no longer needed in the mining operations, buildings and equipment.

     Primarily as a result of the sustained decline in gold prices and the uncertainty of when prices might recover, the Company evaluated the carrying value of its SGMC properties for impairment, and in fiscal 1999 and 1998, the Company recorded an impairment in the amount of $10,718,300 and $1,500,000 respectively.

     This impairment, which was taken as required under the provisions of SFAS # 121, resulted in a write- off of nearly 85% of the cost of these properties to values that were estimated to be fair market values at that time based on the salvage values of equipment and the local tax assessor's assessed values of the land, buildings and improvements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



     Since the date of the last impairment in 1999, the Company has annually determined whether or not events or changes in circumstances had occurred suggesting that additional impairment of the assets of Sutter under SFAS # 121 was necessary. The Company did not deem it necessary to further impair the assets in 2002 or 2001 based on the assessed valuations of the property. An offer to purchase a portion of the land in Sutter during 2002 and current assessed valuations of the property and improvements suggest that the Sutter property is still valued at or below fair market value.

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


     Due to continued low uranium market prices and the inability to raise financing to place the YSFC properties into production, the Company recorded an impairment of $123,800 in fiscal 2001 and $2,506,100 in 1999 related to YSFC's properties, which is classified as abandonment of mining equipment in the accompanying Consolidated Statements of Operations. The impairment was specifically related to the YSFC mining equipment in fiscal 2001.


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

ROCKY MOUNTAIN GAS, INC.
------------------------


     During fiscal 2000, the Company organized RMG to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas leases and the exploration for methane gas on those properties. The Company owns and controls 91.7% of RMG. RMG sold 333,333, 53,000 and 1,203,333 shares, respectively, of its common stock in private placements during fiscal 2002, 2001 and 2000, respectively, for total proceeds of approximately $4,669,000.


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

LINES OF CREDIT
---------------

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


I.   SEGMENTS AND MAJOR CUSTOMERS:


     The Company's primary business activity is coalbed methane gas property acquisition and exploration (and holding shut down mining properties). The Company has no producing mines. The other reportable industry segment is commercial activities through motel, real estate and airport operations. The Company discontinued its drilling/construction segment in the third quarter of fiscal 2002. The following is information related to these industry segments:



                                                               Year Ended May 31, 2002
                                           ------------------------------------------------------------

                                               Coalbed
                                             Methane Motel/
                                             (and holding         Real Estate/
                                           costs for inactive       Airport
                                           mining properties)     Operations               Consolidated
                                           ------------------     ----------               ------------


Revenues                                    $    --              $ 1,795,900              $   1,795,900
                                            =============        ===========
Other revenues                                                                                  208,200
                                                                                          -------------
     Total revenues                                                                       $   2,004,100
                                                                                          =============

Operating loss                              $  (1,707,800)        $  (133,000)            $  (1,840,800)
                                            =============         ===========
Other revenue                                                                                   208,200
General corporate and other expenses                                                         (5,821,600)
Other income and expenses                                                                     1,319,500
Discontinued operations, net of tax                                                             (85,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                           39,500
                                                                                          -------------
     Loss before income taxes                                                             $  (6,181,100)
                                                                                          =============

Identifiable net assets at
     May 31, 2002                           $  18,138,500         $ 4,351,600             $  22,490,100
                                            =============         ===========
Investments in affiliates                                                                      --
Corporate assets                                                                              8,047,800
                                                                                          -------------
     Total assets at May 31, 2002                                                         $  30,537,900
                                                                                          =============

Capital expenditures                        $     151,300         $   101,500
                                            =============         ===========
Depreciation, depletion and
     amortization                           $     167,600         $   254,300
                                            =============         ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



                                                                     Year Ended May 31, 2001
                                             ---------------------------------------------------------------------

                                                  Coalbed
                                                  Methane              Motel          Contract
                                               (and holding        Real Estate/       Drilling/
                                            costs for inactive        Airport       Construction
                                             mining properties      Operations       Operations       Consolidated
                                             -----------------      ----------       ----------       ------------


Revenues                                     $     442,800        $   2,222,400     $  2,238,600     $   4,903,800
                                             =============        =============     ============
Other revenues                                                                                             597,800
                                                                                                     -------------
     Total revenues                                                                                  $   5,501,600
                                                                                                     =============

Operating (loss) profit                      $  (2,866,400)       $  (1,013,800)    $    488,100     $  (3,392,100)
                                             =============        =============     ============
Other revenue, income and expenses                                                                       9,328,600
General corporate and other expenses                                                                    (4,235,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                     220,100
                                                                                                     -------------
     Income before income taxes                                                                      $   1,921,200
                                                                                                     =============

Identifiable net assets at May 31, 2001      $  18,424,900        $   5,616,400     $  1,050,500     $  25,091,800
                                             =============        =============     ============
Investments in affiliates                                                                                  16,200
Corporate assets                                                                                         5,357,200
                                                                                                     -------------
     Total assets at May 31, 2001                                                                    $  30,465,200
                                                                                                     =============

Capital expenditures                         $   1,280,200        $   1,326,800     $    256,000
                                             =============        =============     ============
Depreciation, depletion and
     amortization                            $     129,700        $     271,100     $    324,700
                                             =============        =============     ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



                                                                     Year Ended May 31, 2000
                                            ----------------------------------------------------------------------

                                                  Coalbed
                                                  Methane              Motel          Contract
                                               (and holding         Real Estate/       Drilling/
                                            costs for inactive        Airport       Construction
                                             mining properties      Operations       Operations       Consolidated
                                             -----------------      ----------       ----------       ------------


Revenues                                     $     132,600        $   2,734,800     $  3,584,900     $    6,452,300
                                             =============        =============     ============
Other revenues                                                                                              436,500
                                                                                                     --------------
     Total revenues                                                                                  $    6,888,800
                                                                                                     ==============

Operating (loss) profit                      $  (2,518,600)       $    (652,500)    $   (594,300)    $   (3,765,400)
                                             =============        =============     ============
Other revenue, income and expenses                                                                          530,100
General corporate and other expenses                                                                     (7,912,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                      506,400
                                                                                                     --------------
     Loss before income taxes                                                                        $  (10,641,800)
                                                                                                     ==============

Identifiable net assets at May 31, 2000      $  17,543,700        $   4,880,900     $  2,163,300     $   24,587,900
                                             =============        =============     ============
Investments in affiliates                                                                                     9,600
Corporate assets                                                                                          6,278,600
                                                                                                     --------------
     Total assets at May 31, 2000                                                                    $   30,876,100
                                                                                                     ==============

Capital expenditures                         $   4,749,300        $     944,600     $  1,551,800
                                             =============        =============     ============
Depreciation, depletion and
     amortization                            $      72,600        $     148,100     $    155,400
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

     The following table summarized information about employee stock options outstanding and exercisable at May 31, 2002:

                                                Weighted
     Weighted            Number of               Average                 Number
      Average             Options               Remaining              of Options
     Exercise          Outstanding at           Contractual           Exercisable at
       Price            May 31, 2002           Life in years           May 31, 2002
     --------          --------------          -------------          --------------

      $2.00                278,808                 6.33                   278,808
       2.40              1,201,548                 8.60                 1,201,548
       2.88                386,474                 6.33                   386,474
       3.90              1,030,000                 8.52                 1,030,000
       ----              ---------                 ----                 ---------
                         2,896,830                                      2,896,830
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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


RECLAMATION AND ENVIRONMENTAL LIABILITIES


     Most of the Company's and Crested's exploration activities are subject to federal and state regulations that require the Company and Crested to protect the environment. The Company and Crested conduct their operations in accordance with these regulations. The Company's and Crested's current estimates of their reclamation obligations and their current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company and Crested cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company and Crested have recorded their best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's and Crested's reclamation, environmental and decommissioning liabilities, and the Company and Crested believe the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on their properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, the future earnings of the Company and Crested would be adversely affected. The Company and Crested believe they have accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded.


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     SMP
     ---


     The Company and Crested are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, Crested and the regulatory authorities during fiscal 2002 and they jointly determined that the reclamation liability was $1,496,800 . The Company and Crested are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.


     GMMV
     ----


     During fiscal 1991, the Company and Crested acquired mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV except the Ion Exchange Plant. During fiscal 2002, the Company and Crested completed the required reclamation on the Ion Exchange Plant. The reclamation work has been completed and a final report has been submitted to and is being reviewed by the regulatory agencies. No further monitoring of the site is required and no additional reclamation work is anticipated .


     SUTTER GOLD MINING COMPANY
     --------------------------


     SGMC's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $27,800 which is covered by a cash reclamation bond. This amount was recorded by SGMC as a reclamation liability as of May 31, 2002.


     PLATEAU RESOURCES, LIMITED
     --------------------------


     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau requested that the mill be place on operational status. increased The NRC increased the reclamation liability to $6,784,000 as a result of this request . As of May 31, 2002, a cash deposit for reclamation in the amount of $8,818,600 was held by Plateau's escrow agent to satisfy the obligation of reclamation.

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

M.   SUBSEQUENT EVENT


     Subsequent to May 31, 2002, the Company's subsidiary RMG purchased an average 25% net revenue interest and an average 31% working interest in 18 coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the 18 drilled wells are currently hooked up and produce at a combined rate of one million cubic feet of gas per day (1,000 mcf) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon Coal (2 wells) at 450 feet. One of the 18 wells is used as a water injection well. The purchase price for this property was $1,300,000 of which $1,000,000 was paid in cash and $300,000 in common stock. RMG and CCBM each paid one half of the purchase price by paying $500,000 in cash and issuance of common stock valued at $150,000. In the case of RMG, the Company issued 37,500 shares of its common stock for this part of the purchase price.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by Item 10 with respect to directors and certain executive officers in incorporated herein by reference to our Proxy Statement for the 2002 Annual Meeting of Shareholders, under the captions "Proposal 1:
Election of Directors," Filing of Reports Under Section 16(a)," and"Business Experience and Other Directorships of Directors and Nominees." The information regarding the remaining executive officers follows:


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

ITEM 11.  EXECUTIVE COMPENSATION.


     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, under the captions "Executive Compensation" and "Director's Fees and Other Compensation."

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

     Report of Independent Public Accountants
     Grant Thornton LLP.......................................................48

     Report of Independent Public Accountants
     Arthur Andersen LLP......................................................49

     Consolidated Balance Sheets - May 31, 2002 and 2001...................50-51

     Consolidated Statements of Operations
     for the Years Ended May 31, 2002, 2001 and 2000.......................52-53

     Consolidated Statements of Shareholders'
     Equity for the Years Ended May 31, 2002, 2001 and 2000................54-56

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 2002, 2001 and 2000.......................57-58

     Notes to Consolidated Financial Statements............................59-93

     Report of Independent Certified
     Public Accountants on Schedule...........................................94

     Schedule II - Valuation and Qualifying Accounts..........................95

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

Exhibit                                                               Sequential
   No.             Title of Exhibit                                    Page No.
-------   ------------------------------------------------------      ----------

3.1       USE Restated Articles of Incorporation.............................[2]

3.1(a)    USE Articles of Amendment to
          Restated Articles of Incorporation.................................[4]

3.1(b)    USE Articles of Amendment (Second) to
          Restated Articles of Incorporation
          (Establishing Series A Convertible Preferred Stock.................[9]

3.1(c)    Articles of Amendment (Third) to
          Restated Articles of Incorporation
          (Increasing number of authorized shares)..........................[14]

3.2       USE Bylaws, as amended through April 22, 1992......................[4]

4.1       Amendment to USE 1998 Incentive Stock
          Option Plan (To include Family Transferability
          of Options Under SEC Rule 16b)....................................[11]

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

4.6       [intentionally left blank]

4.7       USE 1996 Officers' Stock Award Program (Plan)......................[7]

4.8       USE Restated 1996 Officers' Stock Award Plan and
          Amendment to USE 1990 Restricted Stock Bonus Plan..................[7]

4.9       Warrant held by Caydal LLC........................................[13]

4.10      Warrant held by Kevin P.  Daly....................................[13]

4.11 Rights Agreement, dated as of September 19, 2001 between U.S. Energy Corp. and Computershare
          Trust Company, Inc. as Rights Agent. The Articles of Amendment to Articles of Incorporation creating the Series P Preferred Stock is included herewith as an exhibit to the Rights Agreement.
          Form of Right Certificate (as an exhibit to the Rights Agreement).

          Summary of Rights, which will be sent to all
          holders of record of the outstanding shares of
          Common Stock of the registrant, also
          included as an exhibit to the
          Rights Agreement..................................................[12]

4.12      Form of Advisor Warrant dated October 18, 2001
          and List of Holders ..............................................[14]

4.13      Form of Advisor Warrant dated November 2, 2001
          and List of Holders...............................................[14]

4.14      Form of Investor Warrant dated October 18, 2001
          and List of Holders...............................................[14]

4.15      Stock Option held by R. Jerry Falkner
          dated April 11, 2001..............................................[14]

4.16      Warrant held by Riches In Resources
          dated May 14, 2001................................................[14]

4.17      Stock Option held by R.  Jerry Falkner dated
          October 11, 1999 and First Amendment thereto......................[15]

4.18      Amendment dated April 25, 2002 to
          October 11, 1999 Stock Option
          Agreement held by R.  Jerry Falkner...............................[16]

4.19      USE 2001 Incentive Stock Option Plan
          with Form of Option Agreement........................................*

4.20      USE Schedule of Options
          Issued - 12/7/01 and 5/20/02.........................................*

4.21      USE 2001 Officers' Stock Compensation Plan...........................*

10.1      USECC Joint Venture Agreement - Amended as of 1/20/89..............[1]

10.2      Management Agreement with USECC....................................[3]

10.3      Contract - R. J. Falkner & Company
          dated April 11, 2001..............................................[11]

10.4      Consulting Agreement - Riches In Resources
          dated May 14, 2001................................................[11]

10.5      Agreement for Strategic Services
          VentureRound Group LLC............................................[14]

10.6-10.60ntentionally left blank]

10.61     Closing Agreement - Addendum to Agreement
          for Purchase and Sale of Assets (see Exhibit 10.62)...............[11]

10.62     Agreement for Purchase and Sale of Assets
          (Rocky Mountain Gas, Inc. and Quantum Energy LLC)..................[9]

10.63     Purchase and Sale Agreement
          CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
          and Rocky Mountain Gas, Inc.......................................[16]

10.64     Purchase and Sale Agreement
          Bobcat Property...................................................[16]

10.65     Convertible Promissory Note and
          Security Agreement dated May 30, 2002.............................[17]

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

                                                 U.S. ENERGY CORP.
(Registrant)


Date:  January 29, 2003                     By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: January 29, 2003                      By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen, Director


Date:  January 29, 2003                     By:    /s/  Keith G. Larsen
                                                 -------------------------------
                                                 Keith G. Larsen, Director


Date:  January 29, 2003                     By:    /s/  Harold F. Herron
                                                 -------------------------------
                                                 Harold F. Herron, Director


Date:  January 29, 2003                     By:    /s/  Don C. Anderson
                                                 -------------------------------
                                                 Don C. Anderson, Director


Date:  January 29, 2003                     By:    /s/  Nick Bebout
                                                 -------------------------------
                                                 Nick Bebout, Director


Date:  January 29, 2003                     By:    /s/  H. Russell Fraser
                                                 -------------------------------
                                                 H. Russell Fraser, Director


Date:  January 29, 2003                     By:    /s/  R. Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer,
                                                 Principal Financial Officer/
                                                 Chief Accounting Officer

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


DATED this 29th day of January 2003.



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


DATED this 29th day of January 2003.


                                                   /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer