Form 10-K/A
period 2002-05-31
US ENERGY CORP
filed 2003-03-03
CIK 101594

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

                               U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                               83-0205516
-------------------------------------------------     -------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     877 North 8th West
     Riverton, WY                                          82501
-------------------------------------------------     -------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number, including area code:        (307) 856-9271

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

               Class                        Outstanding at September 11, 2002
-------------------------------------     --------------------------------------
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

     We also hold commercial properties, most of which are located in Utah that were acquired as part of a uranium property and mill acquisition. In fiscal 2002, only the commercial properties produced revenues. For financial statement presentation purposes, the Company has two segments of business; minerals and commercial operations (motel, real estate and airport), see note I to the financial statements. However, presently the Company's business priority is focused mainly on CBM.

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

     The following table shows certain information regarding the gross costs incurred.

                                             Year Ended May 31,
                                     -------------------------------
                                         2002                2001
                                     -----------         -----------
          Acquisition costs          $   368,700         $   870,600
          Exploration                     87,400             283,900
                                     $   446,100         $ 1,154,500

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


     BOBCAT PROPERTY. On April 12, 2002, the Company and RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. The Company paid the seller $500,000 cash and another $150,000 by issuing 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County. To date, 18 coalbed methane wells have been drilled; 13 wells are currently hooked up and produced in June 2002 at a combined gross rate of approximately 878,000 cubic feet of gas per day (878 mcf) (288 Mcf net rate to our working interest) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet. Production began in late December 2001 (before RMG acquired the property). This net rate reflects the average 32.8% working interest (26.2% net revenue interest) in the 13 wells now producing. Our working interest in all the Bobcat acreage is an average of 27.6% (net revenue interest 22%).


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

     The GMMV holds 521 unpatented lode mining claims (the "Green Mountain Claims") on Green Mountain in Fremont County, Wyoming, including 105 claims on which the Round Park (Jackpot) uranium deposit is located, and the Sweetwater Mill, (approximately 23 miles south of Green Mountain ).

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

     This property has never been in production. Persistent low prices for gold have made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC properties.

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

                                                  High              Low
                                                  ----              ---
    Fiscal year ended May 31, 2002
    ------------------------------
         First quarter ended 8/31/01             $ 6.05           $ 3.56
         Second quarter ended 11/30/01             4.15             3.09
         Third quarter ended 2/29/02               5.27             3.50
         Fourth quarter ended 5/31/02              4.30             3.29

    Fiscal year to ended May 31, 2001
    ---------------------------------
         First quarter ended 8/31/00             $ 3.00           $ 1.75
         Second quarter ended 11/30/00             3.38             1.75
         Third quarter ended 2/28/01               4.00             2.00
         Fourth quarter ended 5/31/01              6.25             3.56

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

                                                            For Years Ended May 31,
                                 ----------------------------------------------------------------------------
                                     2002             2001            2000            1999            1998
                                     ----             ----            ----            ----            ----

Operating revenues               $  2,004,100    $  3,263,000   $   3,303,900   $   3,788,600    $ 6,132,600

 Loss from
   continuing operations           (7,454,200)     (7,517,800)    (11,356,100)    (22,713,300)    (4,984,900)

Other income & expenses             1,319,500       8,730,800         802,200       6,655,500      5,349,900

(Loss) income before minority
   interests, equity in (loss)
   income of affiliates,
   discontinued operations,
   and income taxes                (6,134,700)      1,213,000     (10,553,900)    (16,057,800)      (365,000)

Minority interest in loss
   (income) of consolidated
   subsidiaries                        39,500         220,100         509,300      4,468,400        (772,500)

Equity in loss of affiliates           --              --              (2,900)       (59,100)       (575,700)

Income taxes                           --             --              --              --             --

Discontinued operations
   net of tax                         (85,900)        488,100        (594,300)         -             -

Preferred stock dividends             (86,500)       (150,000)        (20,800)        --             --
                                 ------------    -------------  -------------   -------------    -----------

Net (loss) income
   to common shareholders        $ (6,267,600)   $  1,771,200   $ (10,662,600)  $ (11,648,500)   $  (983,200)
                                 ============    ============   =============   =============    ===========

                                                                For Years Ended May 31,
                                        ----------------------------------------------------------------------
                                           2002            2001           2000           1999            1998
                                           ----            ----           ----           ----            ----

Per share financial data

Operating revenues                      $   0.22       $   0.42        $   0.43       $   0.53       $   0.92

Loss from
   continuing operations                   (0.80)         (0.96)          (1.39)         (3.18)         (0.75)

Other income & expenses                     0.14           1.11            0.01           0.93           0.80

(Loss) income before minority
   interests, equity in income
   (loss) of affiliates,
   discontinued operations, and
   income taxes                            (0.66)           0.15       $  (1.38)      $  (2.25)      $   0.05

Minority interest in loss (income)
   of consolidated subsidiaries             0.01           0.03            0.07           0.63          (0.12)

Equity in loss of affiliates                --             --              --            (0.01)         (0.08)

Discontinued operations                    (0.01)          0.06           (0.08)          --             --

Income taxes                                --             --              --             --             --

Preferred stock dividends                  (0.01)         (0.01)           --             --             --
                                        --------       --------        --------       --------       --------

Net income (loss)
   per share, basic                     $  (0.67)      $   0.23        $  (1.39)      $  (1.63)      $  (0.15)
                                        ========       ========        ========       ========       ========

Net income (loss)
   per share diluted                    $  (0.67)      $   0.21        $  (1.39)      $  (1.63)      $  (0.15)
                                        ========       ========        ========       ========       ========

Cash dividends per share                $    -0-       $    -0-        $    -0-       $    -0-       $    -0-
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

                  HOLDING COSTS OF SHUT DOWN MINERAL PROPERTIES
                  ---------------------------------------------

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


                                       51a

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


                                       51b

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

                                      52a

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



                                       52b

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

                                      53a

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

     All capitalized costs of oil and gas properties including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be written off.

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

     As of May 31, 2002 the Company had begun the dewatering process on exploratory wells it had drilled. Until sufficient wells are dewatered, the amount of reserves (if any) cannot be determined. This process can take up to 24 months from when the first few wells are drilled. The Company therefore cannot determine at May 31, 2002 if an impairment of acquisition and impairment costs has occurred. In the event

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


that the drilling and dewatering efforts do not produce economic reserves, the acquisition, exploration and development costs associated with the property will be written off.

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

     The Company's investment in and advances to affiliates are as follows:

                                                           Carrying Value at May 31,
                                       Consolidated       ---------------------------
                                         Ownership            2002           2001
                                       ------------       -----------     -----------

     Powder River Gas LLC                   --            $    --         $   16,200

     Equity loss from investments accounted for by the equity method are as follows:

                                                   Year Ended May 31,
                                       -------------------------------------------
                                           2002          2001           2000
                                       ----------     -----------     ------------

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

     The following table summarized information about employee stock options outstanding and exercisable at May 31, 2002:

                                                Weighted
     Weighted            Number of               Average                 Number
      Average             Options               Remaining              of Options
     Exercise          Outstanding at           Contractual           Exercisable at
       Price            May 31, 2002           Life in years           May 31, 2002
     --------          --------------          -------------          --------------

      $2.00                278,808                 6.33                   278,808
       2.40              1,201,548                 8.60                 1,201,548
       2.88                386,474                 6.33                   386,474
       3.90              1,030,000                 8.52                 1,030,000
       ----              ---------                                      ---------
                         2,896,830                                      2,896,830
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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)


     SMP
     ---

     The Company and Crested are equally responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company, Crested and the regulatory authorities during fiscal 2002 and they jointly determined that the reclamation liability was $1,496,800. The Company and Crested are self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

     GMMV
     ----

     During fiscal 1991, the Company and Crested acquired mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV except the Ion Exchange Plant. During fiscal 2002, the Company and Crested completed the required reclamation on the Ion Exchange Plant. The reclamation work has been completed and a final report has been submitted to and is being reviewed by the regulatory agencies. No further monitoring of the site is required and no additional reclamation work is anticipated.

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

     PLATEAU RESOURCES, LIMITED
     --------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau requested that the mill be place on operational status. The NRC increased the reclamation liability to $6,784,000 as a result of this request. As of May 31, 2002, a cash deposit for reclamation in the amount of $8,818,600 was held by Plateau's escrow agent to satisfy the obligation of reclamation.

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

M.   SUBSEQUENT EVENT


     Subsequent to May 31, 2002, the Company's subsidiary RMG purchased an average 25% net revenue interest and an average 31% working interest in 18 coalbed methane wells drilled on 930 net acres in the Powder River Basin. Thirteen of the 18 drilled wells are currently hooked up and produce at a combined gross rate of 878,000 cubic feet of gas per day (878 mcf) (288 Mcf net rate to our working interest) from the two primary coals on the property: the Cook coal (11 wells) at 650 feet, and the Canyon Coal (2 wells) at 450 feet. One of the 18 wells is used as a water injection well. The purchase price for this property was $1,300,000 of which $1,000,000 was paid in cash and $300,000 in common stock. RMG and CCBM each paid one half of the purchase price by paying $500,000 in cash and issuance of common stock valued at $150,000. In the case of RMG, the Company issued 37,500 shares of its common stock for this part of the purchase price. This net rate reflects the average 32.8% working interest (26.2% net revenue interest) in the 13 wells now producing. Our working interest in all the Bobcat acreage is an average of 27.6% (net revenue interest 22%).

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(1)  The following financial statements are filed as a part of the Report in
     Item 8:

     Consolidated Financial Statements                                  Page No.
     U.S. Energy Corp. and Subsidiaries

     Report of Independent Public Accountants
     Grant Thornton LLP.......................................................45

     Report of Independent Public Accountants
     Arthur Andersen LLP......................................................46

     Consolidated Balance Sheets - May 31, 2002 and 2001...................47-48

     Consolidated Statements of Operations
     for the Years Ended May 31, 2002, 2001 and 2000.......................49-50

     Consolidated Statements of Shareholders'
     Equity for the Years Ended May 31, 2002, 2001 and 2000................51-53

     Consolidated Statements of Cash Flows
     for the Years Ended May 31, 2002, 2001 and 2000.......................54-55

     Notes to Consolidated Financial Statements............................56-89

     Report of Independent Certified
     Public Accountants on Schedule...........................................90

     Schedule II - Valuation and Qualifying Accounts..........................91

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

Exhibit                                                               Sequential
   No.                 Title of Exhibit                                Page No.
-------   ----------------------------------------------------        ----------

3.1       USE Restated Articles of Incorporation.............................[2]

3.1(a)    USE Articles of Amendment to
          Restated Articles of Incorporation.................................[4]

3.1(b)    USE Articles of Amendment (Second) to
          Restated Articles of Incorporation
          (Establishing Series A Convertible Preferred Stock.................[9]

3.1(c)    Articles of Amendment (Third) to
          Restated Articles of Incorporation
          (Increasing number of authorized shares)..........................[14]

3.2       USE Bylaws, as amended through April 22, 1992......................[4]

4.1       Amendment to USE 1998 Incentive
          Stock Option Plan (To include Family
          Transferability of Options Under SEC Rule 16b)....................[11]

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

4.15      Stock Option held by R. Jerry Falkner
          dated April 11, 2001..............................................[14]

4.16      Warrant held by Riches In Resources
          dated May 14, 2001................................................[14]

4.17      Stock Option held by R.  Jerry Falkner dated
          October 11, 1999 and First Amendment thereto......................[15]

4.18      Amendment dated April 25, 2002 to
          October 11, 1999 Stock Option
          Agreement held by R.  Jerry Falkner...............................[16]

4.19      USE 2001 Incentive Stock Option Plan
          with Form of Option Agreement.....................................[18]

4.20      USE Schedule of Options
          Issued - 12/7/01 and 5/20/02......................................[18]

4.21      USE 2001 Officers' Stock Compensation Plan........................[18]

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

[18] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2002, filed September 13, 2002.

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

                                                 U.S. ENERGY CORP.
(Registrant)


Date:  March 3, 2003                        By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 3, 2003                         By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen, Director


Date:  March 3, 2003                        By:    /s/  Keith G. Larsen
                                                 -------------------------------
                                                 Keith G. Larsen, Director


Date:  March 3, 2003                        By:    /s/  Harold F. Herron
                                                 -------------------------------
                                                 Harold F. Herron, Director


Date:  March 3, 2003                        By:    /s/  Don C. Anderson
                                                 -------------------------------
                                                 Don C. Anderson, Director


Date:  March 3, 2003                        By:    /s/  Nick Bebout
                                                 -------------------------------
                                                 Nick Bebout, Director


Date:  March 3, 2003                        By:    /s/  H. Russell Fraser
                                                 -------------------------------
                                                 H. Russell Fraser,
                                                 Director


Date:  March 3, 2003                        By:    /s/  R. Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer,
                                                 Principal Financial Officer/
                                                 Chief Accounting Officer

                                  CERTIFICATION


     I, Robert Scott Lorimer, certify that:

1.   I have reviewed this amended annual report on Form 10-K/A of U.S. Energy
Corp.;


2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended report.


3. Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report.


DATED this 3rd day of March 2003.



                                              /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            Robert Scott Lorimer
                                            Chief Financial Officer



                                  CERTIFICATION


     I, John L. Larsen, certify that:

1.   I have reviewed this amended annual report on Form 10-K/A of U.S. Energy
Corp.;


2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended report.


3. Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report.


DATED this 3rd day of March 2003.


                                              /s/  John L. Larsen
                                            ------------------------------------
                                            John L. Larsen,
                                            Chief Executive Officer