Form 10-K
period 2002-12-31
US ENERGY CORP
filed 2003-04-01
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended ______________ or
[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from June 1, 2002 to December 31, 2002

Commission file number 0-6814

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 21, 2003, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported by the National Market System of NASDAQ on that date, was approximately $30,284,400.

               Class                           Outstanding at March 21, 2003
---------------------------------------     ------------------------------------
   Common Stock, $0.01 par value                     12,209,776 shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

     Proxy Statement for the Meeting of Shareholders to be held June 2003, into
Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

     Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Important future factors that could cause actual results to differ materially from expectations include: domestic consumption rates for natural gas; domestic market prices for natural gas, uranium, gold, and molybdenum; the amounts of gas we will be able to produce from our coalbed methane properties; the availability of permits to drill and operate coalbed methane wells; whether and when gas transmission lines will be built in reasonable proximity to our coalbed methane properties and whether and on what terms the capital necessary to develop our properties can be obtained. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

     The Company has changed its fiscal year from May 31 to December 31. Therefore, this is a "transition" Annual Report, presenting information as of December 31, 2002 and for the seven months then ended. PART I

ITEM 1 AND ITEM 2.  BUSINESS AND PROPERTIES.

(A)      GENERAL.

     U.S. Energy Corp. is a Wyoming corporation (formed in 1966) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. In this Annual Report, "we", "Company" or "USE" refers to U.S. Energy Corp. including subsidiaries unless otherwise specifically noted. Our new year ends December 31.

     During the seven months ended December 31, 2002, most of our business activity was devoted to the coalbed methane ("CBM") area , i.e., acquiring acreage, drilling exploratory wells, testing the wells, and closing the purchase of the Bobcat Field (a CBM producing field) in Wyoming. CBM activities are conducted through Rocky Mountain Gas, Inc ("RMG"), a Wyoming corporation owned 51.1% by USE and 40.4% by Crested Corp. ("Crested"). At December 31, 2002, Crested was a 70.5% majority-owned subsidiary of USE, see below. Properties of RMG are held in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 281,886 gross mineral acres of CBM properties.

     We also hold commercial properties, most of which are located in Utah that were acquired as part of a uranium property and mill acquisition. In the new fiscal year ended December 31, 2002 (i.e., the seven months then ended), revenues were generated from CBM sales and commercial operations.

     For financial statement presentation purposes, the Company has two segments of business; minerals and commercial operations (motel, real estate and airport), see note I to the financial statements. However, presently the Company's business priority is focused mainly on CBM.

     Ryder Scott Company, independent petroleum consultants of Houston, Texas, have estimated the net proved gas reserves and the discounted 10% present value of the reserves, in our Bobcat Field in Wyoming. See "Gas Reserves" below. We have been selling CBM from the Bobcat field since June 2002.

     We have conducted exploratory drilling and testing on other CBM properties, but in general, additional work (dewatering of completed wells, and drilling and dewatering more wells) is needed before we can determine if we have proved reserves on those properties. Specifically, we expect to make a determination whether there are proved reserves on the Clearmont property (not now in production) in the third or fourth quarter 2003. Such determinations on the other properties are not expected to be made until 2004 or later.

     For detailed information about our coalbed methane properties and business strategy, please see "Minerals - Coalbed Methane" below.

     Except for in the Bobcat field, only a limited number of exploratory wells have been drilled, and there is not yet enough information from these wells to determine if they contain proved reserves. Gas prices during the seven months ended December 31, 2002 were lower in the Powder River Basin (our area of activity) relative to national prices, and continued low prices will affect not only the economics of the producing Bobcat property, but also the economics of the exploration projects as they move into production in the future. In addition, we could encounter delays in obtaining permits for continued exploration, and more funding may be needed but may not be available.

     USE and Crested originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in February 2002). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), and Crested subsequently paying a portion of this debt by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 70.5%. All the operations of USE (and Crested) are in the United States. Principal executive offices of USE are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307.856.9271.

     Most of the USE's operations are conducted through subsidiaries, the USECC Joint Venture with Crested, and jointly-owned subsidiaries of USE and Crested.

     The Company's subsidiaries are:

                                       Percent             Primary
     Subsidiary                     Owned by USE*     Business Conducted
     ----------                     -------------     ------------------
     Plateau Resources Ltd.            100.0%         Uranium (Utah) - Inactive - shut down;
                                                      Motel/real estate - Active
     Northwest Gold, Inc.               96.0%         Gold (Montana) - Inactive - shut down
     Rocky Mountain Gas, Inc.           91.5%         Coalbed methane exploration - active
     Energx, Ltd.                       90.0%         Gas - Inactive - shut down
     Crested Corp.                      70.5%         Uranium, gold and molybdenum properties
                                                      (all inactive and shut down), and exploration
                                                      activities on coalbed methane properties
     Sutter Gold Mining Company         66.3%         Gold (California) - Inactive - shut down
     Four Nines Gold, Inc.              50.9%         Contract Drilling/Construction - Inactive
                                                      (since 2001)





         USECC Joint Venture            50.0%        Uranium (Wyoming, Utah), gold and
                                                     molybdenum,** all inactive and shut down;
                                                     real estate management and coalbed methane
                                                     exploration
         Yellowstone Fuels Corp.        35.9%        Uranium (Wyoming) - Inactive - shut down

         *Includes ownership of Crested Corp. in RMG and Sutter.

     **There are no plans to put the molybdenum property into production in the foreseeable future. See "Inactive Mining Properties - Molybdenum.

     Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000, receiving a royalty interest in the uranium properties and miscellaneous equipment . The GMMV properties are shut down. Kennecott also assumed all reclamation obligations on the GMMV properties; reclamation obligations for an ion exchange facility located on properties outside the GMMV were not assumed by Kennecott, see "Sheep Mountain Partners - Properties" below. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are shut down.

     The mineral properties held by Sutter Gold Mining Company ("SGMC", a majority-owned subsidiary of USE), are shut down because the historical market price of gold has not permitted raising the capital necessary to put the properties into production. During the first quarter of 2003, gold prices increased to a level which allowed the Company to begin marketing the SGMC property.

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

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps Dodge Corporation, a worldwide integrated minerals company with inventories of exploration, development stage, and producing properties, involving numerous metals and other minerals. We believe, at the present time, Phelps Dodge does not have a plan to place the molybdenum property into production.

     In the motel, real estate and airport operations area (significant in terms of revenues for fiscal 2002 and the seven months ended December 31, 2002, but not our primary business focus), we own and manage an office building (where our headquarters are located), and small parcels of land, all in Riverton, Wyoming, and a small amount of additional acreage elsewhere in Wyoming and Colorado. We also own a townsite, a motel and convenience store, and other commercial facilities in Utah. There is no significant competition in this area; although parcels are sold from time to time, we are not in the land development business.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     During the seven months ended December 31, 2002 and the two former fiscal years ended May 31, 2002 and 2001, for technical financial presentation purposes, we operated in three business segments: (i) coalbed methane gas exploration (and holding shut down mines and mineral properties), (ii) motel, real estate, and airport operations, and (iii) contract drilling/ construction (the first quarter of former fiscal year 2001). Contract drilling/construction operations were shut down as an operating segment in fiscal 2001. While we technically had three segments in this 31 month period, most activities in minerals, motel/real estate/airport, and contract drilling/construction have ceased or have been severely curtailed. The only current activities of a material and recurring nature are in coalbed methane, and motel operations and management services.

     The principal products of the operating units within each of the reportable industry segments for the seven months ended December 31, 2002 and the two former fiscal years ended May 31, 2002 are shown in the narrative table below. For more information, see note I to the financial statements.

    INDUSTRY SEGMENTS                           PRINCIPAL PRODUCTS

    Coalbed Methane Gas Exploration    Acquisition of coalbed methane
    and Production (and holding of     properties, production of coalbed
    mineral properties which are       methane, and exploration and
    shut                               development of properties for coalbed
                                       methane. This activity is down)
                                       materialand recurring, and is our
                                       principal business focus. Sales and
                                       leases of mineral-bearing properties and, from time to time, the production and/or marketing of uranium, gold and receipt of advance royalties on molybdenum.
                                       Activities in uranium, gold and
                                       molybdenum are shut down as recurring
                                       activities.

    Motel and Real Estate              Operation of a motel and rental of real
                                       estate, operation of an aircraft fixed
                                       base operation (fuel sales, flight
                                       instruction and aircraft maintenance,
                                       which was shut down in the former fiscal year 2002), and various contract services, including managerial services for subsidiary companies. Only the motel and real estate, and management services activities remain active now. Though significant in terms of contributions to revenues on a historical basis, these operations are auxiliary to the principal business focus of the company (coalbed methane).

    Contract Drilling/Construction     Contract drilling of coalbed methane
                                       wells, construction of drill sites, gas
                                       pipe lines, reservoirs and reclamation of locations. This activity has been shut down.

(C) NARRATIVE DESCRIPTION OF BUSINESS (INCLUDING ITEM 2 - PROPERTIES).

COALBED METHANE (AND INACTIVE MINING PROPERTIES)

     ROCKY MOUNTAIN GAS, INC. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 51.1% by the Company and 40.4% by Crested as of December 31, 2002).

     As of the filing date of this Annual Report, RMG holds leases and options on approximately 281,886 gross mineral acres of federal, state and private (fee) land in the Powder River Basin ("PRB") of Wyoming and Montana and the Green River Basin of Wyoming. As of the filing date of this Annual Report, there are 24 producing CBM wells on the acreage, all located in the Bobcat Field (1,940 gross acres in the Bobcat Field which was acquired in June 2002). RMG holds a 27.6% working (22% net revenue) interest in the Bobcat Field.

     Through December 31, 2002, 70 CBM wells have been drilled, almost all with funds provided by industry partner CCBM, Inc. ("CCBM") ( a wholly owned subsidiary of Carrizo Oil and Gas, Inc. of Houston, Texas) and former industry partner SENGAI (see below). Seven of these wells were drilled in the Bobcat Field. Except for the wells in the Bobcat Field, reserves have not been established for any of the properties on which these wells were drilled.

     Subject to production of coalbed methane gas by July 2003, an independent reserve evaluation for the Clearmont prospect is expected to be completed in the third or fourth quarter 2003. This prospect was acquired as unexplored acreage in former fiscal year 2001; drilling started there in former fiscal year 2002. The dewatering process at Clearmont is underway. See "Acquisition and Exploration Capital Expenditures" below.

     RMG's Castle Rock and Kirby properties in southeast Montana contain large acreage prospects will require the drilling of numerous exploratory wells and extended dewatering periods for each group or "pod" of wells (from 6 to 18 months after drilling and completion) before an assessment of reserves can be made. In areas where no other wells on adjacent properties are dewatering the coal seam, the dewatering process could take as long as 24 months.

     Among the uncertainties we face in determining if our coalbed methane investments will yield value are the following: Prices for gas sold in the Powder River Basin are currently the lowest in the United States due to the current lack of take-away capacity in the Basin, and may not improve enough, over a sustained time period, to make many properties economic. To continue exploration efforts, additional capital (in addition to RMG's one half of remaining balance under the CCBM $5.0 million drilling commitment which was $893,300 at December 31, 2002) may be needed. Permitting issues for new wells may further delay work. An unfavorable confluence of these uncertainties, if realized, could result in a write-down of the carrying value of those properties which don't produce enough gas at low prices to be economic. This could result in the write-down of the carrying value of other properties which need more wells drilled and dewatered to improve the economics of production; and/or the delay (whether from lack of capital or permitting problems) in establishing reserves for the larger prospects where many wells will have to be drilled to assess their value.

     GAS RESERVES

     The following table sets forth estimated net proved gas reserves for RMG's producing properties and the present value (discounted 10%, referred to as the "PV10") of such reserves as of December 31, 2002. The reserve data and the present value as of that date were prepared by Ryder Scott Company, independent petroleum engineers. For further information, see Ryder Scott's reserve report included as an exhibit to this Annual Report.

     The PV10 value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pre-income tax basis, and is not intended to represent the current market value of the estimated gas reserves owned by the Company. Note that the PV10 discount factor has been calculated net of ad valorem and production taxes, but before income taxes. The PV10 discount factor is not the same as the standardized measure of present value calculations which are determined on an after-income tax basis.

                               Proved Reserves    Proved Reserves
                                  Developed         Undeveloped          Total
                                  ---------         -----------          -----

Coalbed methane gas (Mmcf)*            489.7              95.9            585.6
PV10 Value                         $ 793,482         $  94,947        $ 888,429

*Million cubic feet

     For further information concerning the present value of future net revenue from these proved reserves, see Note M to the financial statements in this Annual Report.

     These estimates of proved reserves have been filed with the Securities and Exchange Commission, and have not been included in reports to other federal agencies.

     Note that there are numerous uncertainties inherent in estimating gas reserves and their estimated values, including many factors beyond the control of the Company. The reserve data in this Annual Report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of gas that cannot be measured exactly. Estimates of economically recoverable gas, and the future net cash flows which may be realized from the reserves, necessarily depend on a number of variable factors and assumptions, such as historical production from the area compared with production from other areas, the assumed effects of regulations by government agencies, assumptions about future gas prices and operating costs, severance and excise taxes, development costs, and work-over and remedial costs. The outcomes in fact may vary considerably from the assumptions.

     Estimates of the economically recoverable quantities of gas attributable to any particular property, the classification of reserves as to proved developed and proved undeveloped based on risk of recovery, and estimates of the future net cash flows expected from the properties, as prepared by different engineers or by the same engineers but at different times, may vary substantially, and the estimates may be revised up or down as assumptions change.

     It is likely that actual production volumes, revenues from production, and the amount of money spent on the properties, will vary from the estimates. These variances could be material.

     The PV10 discount factor, which is required by the Securities and Exchange Commission for use in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor, based on interest rates in effect in the financial markets, and risks associated with the gas business.

     Generally, the volume of gas production declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities, or acquire properties with proved reserves, or both, our proved reserves will decline with production. Therefore, our future production depends on finding or acquiring more reserves.

     The business of exploring for, developing, or acquiring reserves is capital intensive. To the extent operating cash flow is reduced and external capital becomes unavailable or limited, our ability to make the necessary capital investment to maintain or expand our gas reserves asset base would be impaired. There is no assurance future exploration, development, and acquisition activities will result in additional proved reserves. Even if revenues increase because of higher gas prices, increased exploration and development costs could neutralize cash flows from the increased revenues.

     VOLUMES, PRICES AND GAS OPERATING EXPENSE

     This table shows RMG's 27.6% working (22% net revenue) sales volumes of gas produced, average sales prices received for gas sold, and average production costs associated with the Company's gas sales for the seven months ended December 31, 2002, all from the Bobcat Field.

                                                  Seven Months Ended
                                                   December 31, 2002
                                                   -----------------

               Sales volumes (Mcf)                       64,314
               Average sales price per Mcf(1)             $1.86
               Average cost (per Mcf)(2)                  $1.91

(1) The Bobcat Field gas (the only property in production at the filing date of this Annual Report) has an energy content of .96 to .98 MMBtu per 1 Mcf. From time to time, we have sold some of the production at a set price and the balance at daily market prices. During the seven months ended December 31, 2002, we sold 22.6% of our share of production at contract prices and 77.4% of our share at the market.

(2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes).

     ACQUISITION AND EXPLORATION CAPITAL EXPENDITURES

     From inception on November 1, 1999 through December 31, 2002, RMG incurred net acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on CBM properties of approximately $4,904,000, which does not include approximately $1,606,700 funded by CCBM on RMG's behalf for lease hold, drilling and completion costs. Unproved CBM properties on the balance sheet have been reduced by $2,500,000 to reflect the reduction of the full cost price as a result of principal payments made by CCBM under its agreement with RMG and by payments from other industry partners.

     The following table shows certain information regarding the gross costs incurred by RMG.

                                 Seven Months Ended               Year Ended May 31,
                                   December 31,        -------------------------------
                                       2002                2002                2001
                                   ------------        -----------        ------------
          Acquisition costs        $    936,200        $   192,600        $    870,600
          Exploration                    97,200             87,400             283,900
                                   ------------        -----------        ------------
                                   $  1,033,400        $   280,000        $  1,154,500
                                   ============        ===========        ============

     The acquisition costs included amounts paid for properties, delay rentals, lease option payments, and general and administrative costs directly attributable to the acquisitions.

     The recorded amounts for acquisition and exploration of $1,033,400, $280,000 and $1,154,500 represent 3.0%, 1.5% and 3.8% of total assets at
December 31, 2002, and May 31, 2002 and 2001, respectively.

     We use the full-cost method of accounting for gas properties. Under this method, all acquisition and exploration costs are capitalized in a "full-cost pool" as incurred. Depletion of the pool will be recorded using the unit-of-production method. To the extent capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net pre-tax cash flows from proved gas reserves as established by reserve reports, the excess costs will be charged to operations.

     If it is determined that there are no reserves on the Clearmont or other CBM properties, all acquisition and exploration costs previously capitalized for those properties will be written-down and charged to operations. To the extent reserves are established to be less than such costs, the costs will be written-down to the amount of present value of the reserves. In this event, assets would decrease and expenses would increase. Once incurred, a write-down of gas properties can't later be reversed.

     In addition, if future exploration work (in particular the larger prospects) is delayed because of lack of capital or permitting delays, or both, with the result that it cannot be established whether or not proved reserves exist on the properties, the exploration costs for those properties would be written-off.

     When updated reserve reports are obtained on our properties, any resulting impact on the financial statements will be reported in the next periodic filing with the SEC.

     As of the filing of this Annual Report, we hold leases and options to develop approximately 281,886 gross mineral acres (including 43,711 acres we have options on - see "Oyster Ridge below) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements (CCBM, Inc. and Quaneco, L.L.C.). These agreements are summarized under "Carrizo - Purchase and Sale Agreement" and "Quaneco - Agreement." Acreage data assumes CCBM completes its obligations; CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would be entitled to a reduced working interest in the remaining undrilled acreage.

     The 281,886 gross acres does not include approximately 50,600 acres RMG has options to purchase. See "New Options Acreage."

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

     Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the president of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any coal zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks for evaluation wells in Montana, pending production permitting approval and water holding ponds in Wyoming), and dewatering the well sufficiently so production can start. The decision whether to complete the well is made by RMG's president.

     Table 1 reflects RMG's, Quaneco's and CCBM's acreage position as of the filing of this Report. Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its option to back-in for a 25% working interest on 43,711 gross acres within the Oyster Ridge prospect. Also, 43,711 of the acres shown as held in Oyster Ridge assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreement with Anadarko. See "Description of Prospects - Oyster Ridge" below.


TABLE 1

---------------------------------------------------------------------------------------------------------
      Project
      and Date           Gross Lease        Net Lease          RMG Net        Quaneco Net        CCBM Net
      Acquired              Acres             Acres             Acres            Acres            Acres
---------------------------------------------------------------------------------------------------------
    Castle Rock             123,840          111,567           48,811            55,784           6,973
     Jan. 2000
       Kirby                 81,494           75,122           18,933            37,256          18,933
     Jan. 2000
    Bobcat June               1,940            1,940              530                 0             530
        2002
    Oyster Ridge             65,247           65,247           25,729                 0          25,729
     Dec. 1999
     Clearmont                6,465            3,905            1,953                 0           1,953
     Jan. 2000
       Sussex                   640              640              320                 0             320
     Jan. 2000
       Finley                   160              160               80                 0              80
     Jan. 2000
    Baggs North                 120              120               60                 0              60
     Jan. 2000
   Gillette North                80               80               40                 0              40
     Jan. 2000
       Arvada                 1,900            1,700              850                 0             850
     Jan. 2000
---------------------------------------------------------------------------------------------------------
       TOTAL                281,886          260,481           97,306            93,040          55,468
---------------------------------------------------------------------------------------------------------

     We own a 25% working interest (20% net revenue interest) in 81,494 gross and 75,122 net acres in the Kirby prospect (southeast Montana) and a 50% working interest (from 30% to 50% net revenue interest) in 73,792 net acres in other prospects (all in Wyoming), and a 27.6% working (22% net revenue) interest in Bobcat Field. We own a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM can purchase a 6.25% working interest in our acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, we sold a 50% working interest in all our coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other considerations, and CCBM purchased a 27.6% working (22% net revenue) interest in Bobcat at the same time we purchased our interest in Bobcat. The acreage data above reflects these transactions.

     CCBM agreed to pay up to $5,000,000 for drilling and completing CBM wells on the properties owned by RMG and CCBM. Drilling started on the Clearmont prospect in Wyoming in August 2001. This drilling program should be sufficient to drill a total of approximately 60 coalbed methane wells to completion or abandonment stage. We have a carried working interest in all of the wells drilled in these programs.

     As of the filing of this Report, we have set casing on 33 wells (80 acre spacing units) and have plugged and abandoned one of those wells at the Clearmont prospect. No reserves have been established to date on the Clearmont property. Drilling permits for 61 additional wells have been issued for Clearmont.

     A total of 70 wells have been drilled on RMG acreage through December 31, 2002: 5 in former fiscal year 2001 and 53 in former fiscal year 2002 and 12 in the seven months ended December 31, 2002. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of a option and farmin agreement. Eleven of those 19 wells were stratigraphic wells and will be reclaimed by SENGAI; 8 of those 19 wells were completed and are owned by RMG (93.75% working interest) and CCBM (6.25% working interest), as

Quaneco opted out of maintaining a working interest in the 8 wells. Other than the Castle Rock and Bobcat wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below). For information on the 19 wells drilled by SENGAI in Castle Rock, see "SENGAI - Option and Farmin Agreement" below.

     As of December 31, 2002, CCBM and RMG have spent approximately $3,171,900 of the $5,000,000 drilling fund. We are relying on the $1,828,100 balance to pay for continued drilling and completion work on the RMG properties. Like previous wells drilled with the CCBM drilling fund, RMG will have a 50% carried working interest with no financial obligation of RMG for drilling and completion costs until after CCBM has spent $5,000,000. Work would be delayed if CCBM were not able to fund these costs. Presently, we do not have the capital resources to fund these costs, and would have to obtain the necessary capital from other industry partners or from sale of equity in RMG.

     Future annual financial obligations for our coalbed methane properties consist of approximately $323,200 gross in rental fees to the lessors for the new calendar fiscal year 2003 ($109,600 net to RMG).

     Table 2 shows the wells drilled on RMG's prospects from June 1, 2000 through December 31, 2002. Under the agreement with CCBM, RMG has a carried working interest in all these wells (with the exception of a $156,600 payment that was made by RMG to cover 50% of a non-consent cost for 12 wells). CCBM also paid $156,600 to cover 50% of their cost in acquiring a non-consent working interest in those 12 wells. RMG had a carried working interest in the 8 Castle Rock wells which were completed (out of the 19 drilled in that prospect), as SENGAI paid all costs under their drilling program completed in December 2001. RMG owns a 93.75% working interest and CCBM owns a 6.25% working interest in the 8 Castle Rock wells.

     With the exceptions noted above, RMG has had a carried interest in all the wells on the Oyster Ridge, Clearmont and Arvada prospects. Table 2 lists the number of wells drilled, the total exploration costs and the remaining number of wells currently permitted for drilling as of December 31, 2002.

TABLE 2

ROCKY MOUNTAIN GAS, INC.


   Prospect           FY 2001               FY 2002                New Year 2002             TOTAL             Remaining
                   (6/1/00-5/31/01)       (6/1/01-5/31/02)       (6/1/02-12/31/02)                              Permits
                 Wells          $        Wells         $        Wells          $        Wells        $
--------------------------------------------------------------------------------------------------------------------------
Castle Rock        3    $    283,900      19    $  2,500,000      0    $      4,300      22    $  2,788,200        16
--------------------------------------------------------------------------------------------------------------------------
Kirby              0             -0-       0             -0-      0             -0-       0             -0-         8
--------------------------------------------------------------------------------------------------------------------------
Oyster Ridge       2         150,500       5         464,200      0           3,400       7         618,100         0
--------------------------------------------------------------------------------------------------------------------------
Clearmont          0             -0-      28       1,470,400      5         474,700       33***   1,945,100        61
--------------------------------------------------------------------------------------------------------------------------
Arvada             0             -0-       1          64,800      0             -0-       1          64,800         6
--------------------------------------------------------------------------------------------------------------------------
Bobcat             0             -0-      **                      7         528,500       7         528,500        14
--------------------------------------------------------------------------------------------------------------------------
TOTAL              5    $    434,400      53    $  4,499,400     12    $  1,010,900      70    $  5,944,700        105
--------------------------------------------------------------------------------------------------------------------------

     *        19 of these wells were drilled by SENGAI
     **       18 wells had been drilled by previous owner
     ***      one well plugged and abandoned

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

     CCBM has the right to participate in other properties RMG may acquire (like the Bobcat property) under the area of mutual interest ("AMI"), see "Agreement for Purchase of the Bobcat Property" above, and "Carrizo - Purchase and Sale Agreement" in the Annual Report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

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

     Under the Purchase and Sale agreement with CCBM, CCBM will use its best efforts to obtain financing to raise no less than $20,000,000 to be used by RMG to acquire more properties in the AMI. CCBM would have a 50% working interest in properties so acquired. If CCBM's efforts were not successful by June 30, 2002, the AMI was to be reduced to a 6-mile radius from all existing properties held jointly by RMG and CCBM. As of December 31, 2002, CCBM has not been successful in its efforts to raise the $20,000,000 land acquisition fund. RMG has agreed verbally not to invoke this provision of the contract, which CCBM has agreed to continue to pursue sources of capital to fund the $20,000,000 commitment.

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

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the Powder River Basin of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,409 net acres of Bureau of Land Management ("BLM") land, 14,916 net acres of state land (Montana), and 82,775 net acres of fee land. In fiscal 2000 and 2001, RMG paid Quaneco the cash purchase price of $5,500,000 for the acreage plus a drilling commitment of $2,500,000.

     For information on the Quaneco agreement, see "Quaneco Agreement" in the Annual Report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

     SENGAI - OPTION AND FARMIN AGREEMENT.

         For information on the Quaneco agreement, see "SENGAI Option and Farmin Agreement" in the Annual Report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

     NEW OPTIONS ACREAGE

     In December 2002, we signed an option to acquire producing, proven and undeveloped CBM properties from an undisclosed party. The optioned properties are reported to be producing CBM from 184 wells producing from various coal seams ranging in depth from 400 to 500 feet. Working interest in these wells range from 27% to 100% and net revenue interest ranges from 21% to 98%. Deeper coals could be prospective for development, and operational and infrastructure improvements. Drilling more wells could enhance current production. The properties include various gas gathering contracts, gas purchasing contracts and additional drilling permits. This option expires April 15, 2003.

     In February 2003, we signed a separate option with the same party to acquire additional gross acres of undeveloped acreage. There are reported to be 10 completed shut-in wells on the properties. A portion of the acreage under option, offsets production from adjoining properties belonging to other parties. Pipelines traverse a portion of the acreage. This option expires May 1, 2003.

     As of the filing of this Annual Report, RMG is conducting due diligence review of the acreage under the options. Ryder Scott Company, independent petroleum engineers, is preparing reserve evaluations of the producing properties under option. Results of the reserve reports will determine whether, and at what price, RMG will negotiate the purchase of one or both properties. Closing is subject to RMG raising sufficient capital. CCBM will have the right to purchase one-half the interests RMG purchases in the acreage.

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

     Table 3 presents total acreage, both developed and undeveloped held by RMG at December 31, 2002.

TABLE 3
                            ROCKY MOUNTAIN GAS, INC.


------------------------------------------------------------------------------------------------------------------------
                              Gross Leased    Net Leased    Net Leased   Net Leased      Net Leased from    Net Leased
Prospect                      Acres           Acres         from BLM     from State of   State of           from Private
                                                                         Wyoming         Montana            Owners
------------------------------------------------------------------------------------------------------------------------
Castle Rock                       123,840        111,567       55,104          0              10,860          45,603
------------------------------------------------------------------------------------------------------------------------
Kirby                             81,494         75,122        33,305          0              4,056           37,761
------------------------------------------------------------------------------------------------------------------------
Oyster Ridge*                     21,536         21,536        17,107        1,229              0              3,200
------------------------------------------------------------------------------------------------------------------------
Clearmont                          6,465          3,905          0            640               0              3,265
------------------------------------------------------------------------------------------------------------------------
Sussex                              640            640           0            640               0                0
------------------------------------------------------------------------------------------------------------------------
Finley                              160            160           0            160               0                0
------------------------------------------------------------------------------------------------------------------------
Baggs North                         120            120           0            120               0                0
------------------------------------------------------------------------------------------------------------------------
Gillette North                      80             80            0             80               0                0
------------------------------------------------------------------------------------------------------------------------
Arvada                             1,900          1,700        1,200           0                0               500
------------------------------------------------------------------------------------------------------------------------
Bobcat - Undeveloped                180            180           0             0                0               180
------------------------------------------------------------------------------------------------------------------------
Total Undeveloped Acres           236,415        215,010      106,716        2,869            14,916          90,509
------------------------------------------------------------------------------------------------------------------------
Bobcat - Developed                 1,760          1,760          0             0                0              1,760
------------------------------------------------------------------------------------------------------------------------
Total Acres                       238,175        216,770      106,716        2,869            14,916          92,269
------------------------------------------------------------------------------------------------------------------------

     *Does not include 43,711 acres under option from Anadarko Petroleum. See "Description of Properties - Oyster Ridge."

     BOBCAT FIELD. On April 12, 2002, the Company and RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. The Company paid the seller $500,000 cash and another $150,000 by issuing 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, Wyoming, in Campbell County.

     As of the filing of this Annual Report, 24 CBM wells have been drilled (22 completed in the Cook coal at 650 feet, 2 completed in the Canyon coal at 450 feet), and are producing. Produced and sold gas (net of gas used as fuel for the compressors) averaged approximately 1,829 Mcf or 1,796 MMBtu per day in

January 2003 (422 Mcf or 414 MMBtu per day net to RMG). All gas sales during January 2003 were sold at market prices, which averaged $3.03 per MMBtu.

     In February 2003, RMG received a guaranteed contract price of $3.07 per MMBtu for its share of the first 1,000 MMBtu of gas sold each day, with the balance at market prices (an average of $4.25/MMBtu). 500 MMBtu per day will be sold at a guaranteed contract price of $3.52 per MMBtu from March 1, 2003 to October 31, 2003. Reserves have been established for the Bobcat Field, see "Gas Reserves" above.

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

     KIRBY: The Kirby project consists of 81,494 gross and 75,122 net acres located in the northwestern portion of the Powder River Basin in Montana located in Big Horn and Rosebud Counties, Montana, north of Sheridan, Wyoming. Coals are in the lower portion of the tertiary Fort Union formation and are similar to productive coals in the Wyoming portion of the Powder River Basin to the south. Redstone (recently acquired by Montana Dakota Utilities) has established significant coalbed methane production 12 miles south of Kirby at the CX field. At least two other operators are currently planning to drill and develop nearby acreage. CMS's Bighorn Gas Gathering recently extended a new 20" pipeline to within 10 miles of the Kirby project.

     In the seven months ended December 31, 2002, a 3 well exploration program was started; 2 wells have been drilled and were completed in January 2003 at the southern end of the acreage, with encouraging initial gas shows and an individual coal thickness of over 50 feet. Complete results from the exploration program will dictate the extent of follow-up pilot programs tentatively scheduled for later in 2003.

     OYSTER RIDGE: The Oyster Ridge project consists of 65,247 gross and net acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin. RMG and CCBM have a 100% working interest (50% each) in 21,536 acres within Oyster Ridge.

     Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back-in option to third parties, from whom RMG acquired the acreage in December 1999.

     The agreement with Anadarko is a drill-to-earn-acreage agreement: we must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section , and also to keep in force previously earned leases in the 43,711 acres areas. Wells drilled by our seller, and by us (with
CCBM), have earned 3,200 acres, which are included in the 21,536 acres leased presently. Under the terms of the agreement, we must drill 4 additional wells by March 31, 2003 to keep our agreement in force. As a result of a 60 day extension of time granted by Anadarko, RMG expects to meet this drilling commitment.

     Within this prospect, 43,711 gross acres are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the seven wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be 37.5% RMG, 37.5% CCBM, and 25% Anadarko.

     The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline, which services southern California, crosses the property. Exploratory drilling and completion operations on previously drilled wells resumed at Oyster Ridge in June, 2001. Through December 31, 2002, $618,100 has been spent on drilling and completion at Oyster Ridge.

     CLEARMONT: The Clearmont project consists of approximately 6,465 gross and 3,905 net acres located in the western Powder River Basin of Wyoming. RMG (and now CCBM jointly) owns working interests ranging from 25% to 100%. The area is characterized by several shallow Fort Union coalbeds (most notable the Roland and Anderson coals) as well as several deeper coals that hold significant exploration potential. Substantial coalbed methane production and development is ongoing in the immediate area including Federated's Box Elder Creek project 12 miles to the west and the Penneco/CMS Wild Horse Creek project 15 miles to the east. The Clearmont project is located at the convergence of the WBI Bitter Creek and the Bighorn Sheridan Lateral pipelines. An exploration drilling program began at Clearmont in August 2001 and could be in production fourth quarter 2003 depending on drilling results and gas prices. Through December 31, 2002, $1,945,100 has been spent on drilling and completion at Clearmont.

     Nineteen of the existing 32 wells at Clearmont have been on full-scale dewatering since June 2002. These 19 wells are hooked up to a gas gathering system but as of December 31, 2002, no gas production had occurred. The other 13 wells were not being dewatered as of December 31, 2002. Dewatering of these wells will commence once the gathering system is installed. During 2003, RMG expects to begin selling gas produced from the Clearmont wells to CMS Field Services, Inc. pursuant to a gas contract. However, production could be delayed if dewatering hasn't progressed sufficiently to allow production of commercial amounts of gas. In the third calendar quarter 2002, RMG completed construction of a field gathering system (for delivery and initial compression of the gas) to Bighorn Gas Gathering, LLC. Bighorn has signed a gas gathering agreement with RMG to deliver gas collected from RMG's system to CMS.

     SUSSEX: RMG and CCBM hold 640 gross and net acres in this project area located in Johnson County, Wyoming. This State lease lies 3 miles south of Sussex, Wyoming. RMG has a 50% working interest. To date, RMG has not conducted any significant exploration on the property.

     FINLEY: RMG and CCBM hold 160 gross and net acres in this project area located in Converse County, Wyoming. This prospect is a State lease 12 miles east of Edgerton, Wyoming. To date, RMG has not conducted any significant exploration on the property.

     BAGGS NORTH: This prospect contains 120 gross and net acres located in Carbon County, Wyoming. This State lease is located 7 miles north of Baggs, Wyoming. RMG holds a 50% working interest in this prospect. To date, RMG has not conducted any significant exploration on the property.

     GILLETTE NORTH: RMG holds a 50% working interest in 80 gross and net acres in this project area located in Campbell County, Wyoming. This State lease lies at the north end of the City of Gillette. Existing coalbed methane wells lay in the section immediately north. To date, RMG has not conducted any significant exploration on the property.

     ARVADA: This prospect contains 1,900 gross acres, 1,700 net acres, located in Sheridan County, Wyoming adjacent to the Clearmont prospect. RMG holds a 50% working interest, and a 31% to 40.75% net revenue interest. To date, RMG and CCBM have spent $64,800 on the drilling of one 1,471' deep test well and are analyzing the drilling results. Gas gathering and production sales are covered by agreements with Bighorn Gas Gathering, LLC and CMS Field Services, Inc.

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

     Coalbed methane ("CBM")production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane gas is trapped (adsorbed) in the coal itself and in the water contained in the pore space, until released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. Three principal stages are involved:

     o Drill wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well; test the water in the formation and test coal samples taken from the formation. Water testing determines if the geochemical environment of the coal seam is conducive to the formation of CBM.

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

COALBED METHANE WELL PERMITTING

     Operators drilling for coalbed methane are subject to many rules and regulations and must obtain drilling, water discharge and other permits from various governmental agencies depending on the type of mineral ownership and location of the property. Intermittent delays in the permitting process can reasonably be expected throughout the development of all RMG projects. For example, there is currently a temporary moratorium for drilling coalbed methane wells on fee and state lands in Montana (although, RMG negotiated the right to receive 116 drilling permits to drill in Montana during the moratorium). We may shift our exploration and development strategy as needed to accommodate the permitting process. As with all governmental permit processes, there is no assurance that permits will be issued in a timely fashion or in a form consistent with the plan of operations.

     Drilling and production operations on our Powder River Basin leases in Wyoming and Montana are subject to environmental rules, requirements and permits issued by various federal authorities for drilling and operating on all land, regardless of ownership, and state and local regulatory agencies for land owned by the state or in fee by private interests. The primary U.S. federal agency with related responsibilities is the Bureau of Land Management of the U.S. Department of the Interior ("BLM") which has imposed environmental limitations and conditions on coalbed methane drilling, production and related construction activities on federal leases in the PRB. These conditions and requirements are imposed through Records of Decision ("ROD") issued pursuant to Environmental Impact Statements ("EIS"). The BLM may also impose site- specific conditions on development activities, such as drilling and the construction of rights-of-way, before it approves required applications for permits to drill and plans of development. The BLM is currently developing an updated Supplemental EIS ("SEIS") for 51,000 CBM wells in the Powder River Basin of Wyoming. Additionally, the BLM is conducting a SEIS for 39,000 CBM wells in Montana. Both of these PRB SEISs are expected to be completed, with RODs issued, by mid 2003. While the BLM SEIS has been underway, there has been a moratorium on the issuing of new drilling permits on federal leases in both Wyoming and Montana; however, RMG currently holds previously issued BLM permits and Montana state permits to drill 16 wells on the Castle Rock project and 8 wells on the Kirby project and can therefore drill these wells prior to completion of the SEISs and issuance of additional permits.

     The state-based environmental agencies primarily concern themselves with the issuance of permits related to drilling, land, air quality and water discharge. The primary state-based agencies for which coalbed methane operators are subject to include:

     o  Wyoming Department of Environmental Quality ("WDEQ")
     o  Wyoming Oil and Gas Conservation Commission ("WOGCC")
     o  Montana Department of Environmental Quality ("MDEQ")
     o  Montana Board of Oil and Gas Conservation ("MBOGC")

     While the BLM is primarily responsible for issuing broadly based EISs for each state, its jurisdiction over related matters and the actual issuance of drilling permits is primarily reserved for federal leases. Permits for drilling on state or fee owned land are issued by the WOGCC and MBOGC following their review of the BLM EIS and the formulation of their own local EIS's.

     The WOGCC has historically undertaken environmental studies and its history in issuing drilling permits for the Powder River Basin is as follows:

     o  90 wells approved on three small pilot projects from 1992 to 1995.
     o  250 wells approved in areas north of Gillette in 1996.
     o  640 wells approved in areas south of Gillette in 1997.
     o 5,890 wells approved in 1999, (in conjunction with the 1998 Wyoming EIS) in the Wyodak area. (The Wyodak area of the Powder River Basin runs south of Gillette and was the initial development area of the Basin).
     o 2,500 wells approved in early 2001 in the Wyodak area, primarily on federal lands.

     To date, a total of 28,000 CBM drilling permits have been issued statewide, (including permits for other coalbed methane basins) on federal, state and fee leases, although 6,700 were unused and are now expired.

     In conjunction with the BLM EIS, WOGCC has also been formulating its own updated SEIS since June 2000 related to future permits for 51,000 CBM wells in the PRB of Wyoming covering 8,000,000 acres in Campbell, Sheridan, Johnson and Converse counties. The related minerals are on land which is 54% federal, 37% fee and 9% state. Surface rights are on land which is 14% federal, 77% fee and 9% state. The related ROD is expected by mid 2003, which should lead to a large number of new drilling permits being issued in 2003. The WOGCC has estimated that approximately 5,000 new CBM wells will be drilled annually for at least the next five years.

     In contrast to Wyoming, Montana authorities have been very slow in undertaking CBM environmental studies and granting permits to drill wells. In fact, to date, only the Redstone (Fidelity) project just south of RMG's Kirby project is producing CBM gas in Montana. With the exception of a relatively small number of drilling permits available from earlier issuance (including those held by RMG which have allowed some recent drilling on the Kirby and Castle Rock projects), a drilling moratorium has been in effect during the last two years. In recent months, however, the MBOGC has drafted a SEIS, as an amendment to the Powder River and Billings Resources Management Plans, for coalbed methane gas development in Montana. This new SEIS, in conjunction with the similar EIS carried out by the BLM, is expected to address a comprehensive statewide CBM development program to allow permitting for 39,000 wells. A draft of the SEIS has been completed and a ROD is expected by mid 2003. Additionally, despite the current moratorium on CBM drilling permits in Montana, RMG received one of only two Environmental Assessments and a Finding of No Significant Impact ("FONSI")which will allow it to drill 56 wells on federal leases held in Montana. These wells would evaluate potential CBM production as well as conventional gas. The ROD in Montana is expected by mid 2003 and drilling permits should then be issued on federal, state and fee leases.

     The DEQs are primarily responsible for issuing air quality and water discharge permits, among other things. Water disposal has been and is expected to continue to be a significant issue, particularly with respect to coalbed methane gas production, which typically entails substantial water production at least during the dewatering phase of completion of a new well. The primary issue of concern is the salinity content in the produced water, which is measured by the sodium absorption ratio ("SAR"), which, depending upon a location, can range from slightly less than that in surface water to a substantially greater amount. Due to the discrepancies of the SAR content found in water from coalbed methane wells, the disposal of this water is tightly regulated. If the SAR content is low, the water can be used for irrigation, livestock drinking water or even as a water supply for cities. If the SAR content is higher, the water quality does not merit use for drinking water or irrigation and, under these measures, the DEQ has outlined various other methods of water disposal. Man-made ponds may also be built right beside the wells, enabling the wells to drain their water into the ponds (called surface discharge). Additionally, there might be drainages which the produced water can flow into. Finally, the water might be reinjected through wells into the ground below levels from which the water was produced. Thus far, the vast majority of associated water produced has been discharged on the surface, primarily captured in reservoirs and ponds and allowed to evaporate.

     Overall, RMG has not experienced any difficulty in obtaining air quality and water discharge permits from the WDEQ and has yet to apply for such permits in Montana. It has two WDEQ National Point Discharge Elimination System ("NPDES") Program permits to dispose of all anticipated water production into reservoirs at the Bobcat and Clearmont projects. The State of Wyoming recently streamlined the process and time required to obtain these permits and RMG anticipates that it will be able to obtain the necessary permits for its other properties in Wyoming and Montana.

     The following summarizes permits now in place.

Table 4


                                         Expiration
Prospect         Remaining Permits       or Renewal Date
--------------------------------------------------------------------------------
Castle Rock             16               05/13/03 and 07/03/03
--------------------------------------------------------------------------------
Kirby                    8               07/03/03 and 07/15/03
--------------------------------------------------------------------------------
                                         07/15/03; 08/01/03; 08/02/03; 08/09/03;
 Clearmont               61              09/11/03; 10/28/03; 11/20/03;
                                         12/19/03; 12/20/03 and 02/17/04
--------------------------------------------------------------------------------
Arvada                   6               10/28/03 and 12/05/03
--------------------------------------------------------------------------------
Bobcat                  14               09/11/03; 09/18/03 and 12/19/03
--------------------------------------------------------------------------------
    Total              105
--------------------------------------------------------------------------------

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months. Expired permits for undrilled locations are usually renewed by the agencies without difficulty.

     Once drilled, all wells in Wyoming are subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock and Kirby prospects remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

GATHERING AND TRANSMISSION OF CBM GAS

     Due to the low pressure characteristics of the coalbeds, the production of coalbed methane is dependent on the installation of multi-stage compression facilities. Gas gathering will be similar among RMG's fields. Components include the wellhead and two pipelines. One pipeline transports gas to a low level compression station, then on to a high level compression station and finally to the transmission pipeline. The water is commonly collected through another pipeline from each of the wells and pumped into a surface reservoir.

     Companies involved in coalbed methane production generally outsource gas gathering, compression and transmission. RMG and industry partners have and will likely continue to outsource their compression and gathering to third parties at fixed charges per Mcf transported.

GAS MARKETS

     Current production from the PRB, having grown from virtually nothing in the early 1990s, is now approximately 900 Mmcfd. Since this area is sparsely populated, most of this gas must be exported from Montana and Wyoming to distant markets. The existing Wyoming pipeline infrastructure is already substantial and continues to expand with gathering systems and intrastate lines, yet is ultimately dependent on large interstate pipelines. With the exception of a portion of the gathering systems, this pipeline system is typically owned and operated by independent mid-stream energy companies, rather than oil and gas operators. The pipelines generally will not be financed and constructed until appropriate amounts of gas have been proven and committed for transport on the new lines. While the total current take away capacity from the PRB is approximately 1.25 billion cubic feet per day (Bcfd), excess capacity over current production rates does not exist in all locations and not all producers have a ready market for the sale of their gas at all times. Some major producers in the region reserve portions of pipeline capacity beyond their current requirements, resulting in less than stated maximum capacity being available for other producers. In addition, total stated capacity is unavailable at times, as was the case during this past summer when two major pipelines were curtailed or shut down for maintenance or construction activities.

     Based on the existing pipeline systems and the gas sales markets in its area of operations in Wyoming, RMG expects that, at least for the next few years, the markets in which it sells its gas, and the spot prices to which it will be subject, will be dependent upon three major sales points:

     o The Colorado Interstate Gas ("CIG") station near Cheyenne in southeastern Wyoming, which primarily feeds regional markets or markets in the Midwest.

     o The Ventura market ("Ventura") located in Ventura, Iowa, which prices gas on the Northern Border pipeline where it interconnects with Northern Natural Gas and feeds markets in the Northern Plains and Midwest.

     o The Opal market ("Opal") in southwestern Wyoming, which delivers to the Kern River pipeline for delivery to Utah, Nevada, Arizona and California.

PIPELINES THAT SERVE THE CIG MARKET

     Following early PRB development, two large diameter intrastate pipelines, the Fort Union and the Thunder Creek, were constructed in the Basin in 1999, and gathering system infrastructure has continued to grow significantly since that time. These two major intrastate pipelines currently provide almost 1.1 Bcfd capacity, flowing south out of the Basin to the CIG Hub in Southeast Wyoming. Descriptions are as follows:

     o Fort Union. The Fort Union Gas Gathering pipeline consists of a 106 mile, 24 inch, 434 Mmcfd capacity line completed in August 1999 and a 20" pipeline with a capacity of 200 Mmcfd completed in September 2001. It is believed that capacity could be increased by another 200 Mmcfd by adding additional compression to this line.

     o Thunder Creek. Thunder Creek Gas Services pipeline is a 126-mile, 24 inch pipeline which commenced operations on September 1, 1999 with a capacity of 450 Mmcfd.

     The RMG Bobcat Field currently delivers its gas to the Thunder Creek pipeline where it is carried south and delivered to the CIG market. As an alternative, the Bobcat gas could be sold in the Ventura market through an interconnection of the Thunder Creek pipeline to other lines flowing north out of the Basin.

     The Clearmont and Arvada projects will utilize the Big Horn pipeline, a 110 mile gathering line originating on the Montana/Wyoming border north of Sheridan, flowing generally east and bisecting the Clearmont and Arvada projects before connecting with the Fort Union pipeline. The Big Horn pipeline was completed in December 2000 with an initial capacity of 250 Mmcfd and is readily up-gradable through additional compression to 500 Mmcfd. While the Big Horn pipeline can currently deliver gas only to the south into the CIG market, anticipated future pipeline construction may enable this gas to be delivered to the Ventura market at a later date.

     When the Kirby project is prepared to commence gas sales in the future, it is expected that this property will be hooked up with an approximate 10 mile extension of the Big Horn pipeline. However, Kirby is still largely unexplored, so any production from this acreage may be several years into the future.

PIPELINES THAT SERVE THE VENTURA MARKET

     There is currently only a single significant pipeline capable of transporting gas out of the Basin to the north, the Bitter Creek pipeline, which connects with the Northern Border interstate pipeline. However, two additional lines that are well along in their planning stages, would also deliver gas to the Northern Border pipeline. Descriptions are as follows:

     o Bitter Creek. The Bitter Creek pipeline is owned by Williston Basin Interstate Pipeline Company ("WBI"), a subsidiary of MDU Resources Group, Inc. It was completed in 2001 with initial capacity of 150 Mmcfd.

     o Grasslands. In response to the need for expandable access to the Ventura market, the Grasslands pipeline, also owned by WBI, is expected to be completed and in service by November 2003. It is anticipated to be a 245 mile, 16 inch line with an initial capacity of 80 Mmcfd and expandable to 200 Mmcfd.

     o Bison. Northern Border Partners, L.P. is currently holding an open season to solicit interest in firm transportation on the proposed Bison 20 inch interstate pipeline project which would connect PRB gas supplies to a proposed interconnection to its own Northern Border pipeline. Currently, the project is anticipated to be in service in November 2005 with a capacity of 240 Mmcfd. The pipeline is proposed to start near Gillette, Wyoming and extend north into Montana. Interconnections for receipt of gas are proposed with Big Horn, Fort Union, Thunder Creek and other lines through the eastern corridor of the Castle Rock project.

THE OPAL MARKET

     The Opal market, in southwestern Wyoming, is a major pipeline connection point, with several intrastate and interstate lines connecting to the major interstate line, Kern River, which transports gas to the southwest and is described as follows:

     o Kern River. The Opal market is served by the Kern River pipeline which has a capacity of 824 Mmcfd, and delivers to markets in Utah, Nevada, Arizona and California. Kern River Gas Transmission has started construction of a $1.2 billion expansion project to more than double the capacity of its 926 mile interstate pipeline. When completed in May 2003, this line will have capacity of 1.73 Bcfd.

GAS PRICES

     Historically, spot gas prices received by producers at the Ventura, CIG and Opal markets have generally been at discounts to the NYMEX front month contract and Henry Hub spot cash prices, although with lesser discounts during the winter months. Prices at CIG almost always trade at a further discount to the Ventura prices, and again with an even higher discount during the second and third quarters, because CIG is partially based on local demand which drops approximately 50% outside the heating season, whereas Ventura serves larger national markets and is highly correlated to Chicago market prices.

     Opal has generally traded in price ranges close to those at CIG. This larger than normal negative spread has resulted from a combination of (i) rapidly growing CBM and conventional gas production volumes in this region, (ii) the curtailment of both of the primary lines taking gas south out of the PRB due to maintenance and/or construction (Fort Union and Thunder Creek), (iii) weak western U.S. demand during most of 2002, (iv) large amounts of current pipeline capacity controlled by the larger producers, and (v) restraint in new pipeline construction from both regulatory delays and hesitancy to construct new lines by the pipeline companies. RMG management believes that this situation is temporary and that new pipelines currently under construction should bring the price differentials back to normal historic levels in 2003 and 2004. Furthermore, commencing with cooler weather in late October 2002, realized prices in the CIG market have returned to differentials more in line with the historical norm. However, there is no guarantee that the increased capacity will eliminate the negative price differential or even significantly reduce it.

INACTIVE MINING PROPERTIES - URANIUM

     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Utah (the "Shootaring Mill" in Garfield County). All the uranium- bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could sell or develop and operate these properties (directly or through a subsidiary company or a joint venture) with companies having the necessary capital to mine and mill the uranium bearing material to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. Currently there is no uranium mill available in Wyoming and it would take a substantial increase in the market price of uranium concentrate over a period of time before a company with the financial wherewithal would build a mill and place the deposits in production. Therefore, until uranium oxide prices improve significantly, the uranium properties will remain shut down.

     At the dates of the consolidated balance sheets in this report, there are no values carried on the balance sheets for uranium properties.

     SHEEP MOUNTAIN - WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming. From December 21, 1988 to June 1, 1998, these properties were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, the Company received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem impressing the CIS uranium supply contracts in constructive trust with SMP remains unresolved. See "Legal Proceedings." The Sheep Mountain Mines 1 and 2 were first operated by Western Nuclear, Inc., a subsidiary of Phelps Dodge Corporation, in the late 1970s.

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

     The Tony M property contains underground uranium deposits in San Juan County, Utah.

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

     For information on the Shootaring mill facility and related real estate property at Ticaboo, please see "Plateau's Shootaring Canyon Mill and Properties" in the annual report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

     THE GREEN MOUNTAIN MINING VENTURE ("GMMV") PROJECT

     For information on the GMMV agreement, see "Green Mountain Mining Venture" in the annual report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

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

INACTIVE MINING PROPERTIES - GOLD

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

     Due to the depressed gold prices in the past, litigation that has been resolved and lack of available funding, SGMC has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitors center has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. The exploration permits are being kept current as necessary to allow for possible mining activities on the properties in the future. With the increase in the gold spot market price, we are currently marketing the SGMC properties.

     In 1998 and 1999, the Company took impairments (write-downs) in the amounts of $1,500,000 and $10,718,800, respectively, of the carrying value of the gold properties. These two impairments wrote off almost 85% of our investment in these properties. As a result of low market prices for gold, we determined that we could not produce gold from these properties at a profit. The impairments taken in 1998 and 1999 resulted in no value for mine exploration, and the remaining assets relating to this property include raw land which is no longer needed for mining activity, and buildings and equipment. A significant portion of the raw land has been sold.

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

     Surface and mineral rights holding costs will be approximately $113,000 from January 1, 2003 through December 31, 2003. Property taxes for fiscal 2003 are estimated to be $20,000.

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

     VISITORS CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party. The visitors center is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $49,200 for the seven months ended December 31, 2002 and $41,200 and $105,400 in former fiscal years 2002 and 2001, respectively, and are included in "motel, real estate and airport operations" in the consolidated statements of operations included in this report. These revenues offset a majority of costs for holding the Sutter properties.

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

MOTEL, REAL ESTATE AND AIRPORT OPERATIONS

     WYOMING. We own varying interests, alone and with Crested, in affiliated companies engaged in real estate, and other commercial businesses. Activities of these and other subsidiaries include ownership and management of a commercial office building, townsite, motel, convenience store and other commercial facilities in Ticaboo, Utah.

     The Company and Crested own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to nonaffiliates and government agencies; the second floor is occupied by the Company and Crested. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

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

     The Company owns three mountain sites covering 16 acres in Fremont County, Wyoming. In Riverton, Wyoming, the Company owns four city lots and improvements including two smaller office buildings.

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

     The motel and real estate operations are not dependent upon a single customer, or a few customers, the loss of which would have a materially adverse effect on the Company.

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

     As of December 31, 2002, we have recorded estimated reclamation obligations of $8,906,800. We anticipate that the reclamation efforts may not be required to be started for many years, and that when started, paying for those reclamation efforts will occur over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this report.

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

                                    EMPLOYEES

     As of March 24, 2003, USE had 33 full-time employees. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

     TITLE. Nearly all the uranium mining properties held by the Company, are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $323,200 during fiscal 2003. RMG is obligated for $109,600 of this amount to keep the leases in effect.

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

     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments on December 13, 2002. Because Nukem and its affiliates failed to furnish certain documentation and information, the Special Master filed a motion for extension of time to file his report. The Court granted the motion and ordered the Special Master to file the report by March 3, 2003. On February 9, 2003, the U.S. District Court granted a second motion of the Special Master for an extension of time and ordered the report to be filed by April 4, 2003 with a hearing on the report to be held on April 11, 2003.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties agreed to settle the litigation, with the Company receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado. There is a dispute as to the settlement terms and the parties have submitted the issues for resolution by the Court.

     See "Business - Commercial Operations - Real Estate and Other Commercial Operations - Colorado Properties" above.

PHELPS DODGE LITIGATION

     The Company and Crested, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations from USECC's agreement with Phelps Dodge's predecessor companies, concerning a mining property in Colorado.

     The litigation stems from agreements that date back to 1974 when the Company and Crested leased mining claims on Mt. Emmons near Crested Butte, Colorado to AMAX Inc., Phelps Dodge's predecessor company. The claims cover one of the world's largest and richest deposits of molybdenum. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties. In counter and cross-claims filed in the U.S. District Court of Colorado, USECC contends that Phelps Dodge and its subsidiaries committed several breaches of contracts related to the agreements, including breach of fiduciary obligations and covenants of good faith and fair dealing. USECC also contends Phelps Dodge is guilty of violating federal and state antitrust laws when it purchased Cyprus Amax Minerals Company (Cyprus
Amax).

     The complaint filed by Phelps Dodge and MEMCO seeks a determination that Phelps Dodge's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, the Company and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In November 1993, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. ("Cyprus Amax"). USECC's counter and cross-claims allege that in 1999, Phelps Dodge formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and Phelps Dodge stock exceeding $1 billion and making Cyprus Amax a subsidiary of Phelps Dodge. Therefore, USECC asserts the acquisition of Cyprus Amax by Phelps Dodge was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     A second counterclaim by the Company and Crested rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to the Company and Crested since January 1991. In 1984, AMAX began paying the cash equivalent (half each to the Company and Crested) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to the Company and Crested until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated, and further, that USECC should repay $948,109 of royalties paid to USECC from 1993 through 2000, because those payments were made by mistake.

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

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. A Scheduling/Planning Conference in the case was held on September 12, 2002 and since then, Phelps Dodge dismissed its claim that USECC repay the advance royalty of $948,109 to Phelps Dodge. Discovery is underway and certain motions are pending, including Phelps Dodge's motion for Partial Summary Judgment asking the court to order USECC to accept a conveyance of the subject mining claims with the water treatment plant.

     Except for the parties' claims regarding payment of the $3.75 million due on the sale of MEMCO, payments of royalties, and responsibility going forward for payment of the operating costs of the water treatment plan, the financial impact to the Company. and Crested of favorable or unfavorable outcomes in the litigation presently is not determinable.

     SUTTER PROPERTY LITIGATION

     On or about March 13, 2002, the Company's subsidiary, Sutter Gold Mining Company ("SGMC"), was served with a complaint filed by Edward A. Swift et al in the Superior Court of Amador County, California, Case Number 02CU2051. The litigation involved a mining lease entered into in 1989. The claim was settled by issuing the plaintiffs 20,000 shares of restricted common stock, in USE.

     ROCKY MOUNTAIN GAS LITIGATION

     On or about April 1, 2002, the Company's subsidiary, Rocky Mountain Gas, Inc. ("RMG") was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA, against the United States Bureau of Land Management ("BLM"), RMG and certain of its affiliates (including the Company and Crested), and joined some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et al by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by the Company and Crested in their own corporate names) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases. However, RMG holds BLM leases on 88,409 gross acres in Montana (in the Castle Rock and Kirby prospects), which equals 31.5% of RMG's total coalbed methane leases. An adverse court ruling to the effect that all or a substantial portion of the BLM leases in Montana are invalid could materially and adversely impact RMG. No trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 16, 2002, the annual meeting of shareholders was held and the only issue considered was the re-election of three directors: Don C. Anderson, Nick Bebout and H. Russell Fraser. These directors were re-elected for a term expiring on the third succeeding Annual Meeting of Shareholders and until their successors are duly elected or appointed and qualified. With respect to the re-election of these three directors, the votes cast were as follows:

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

                                                          High        Low
                                                          ----        ---
     Transition period ended December 31, 2002
     -----------------------------------------
          First quarter 8/31/02                         $ 3.95     $ 2.00
          Second quarter ended 11/30/02                   4.20       3.38
          Month ended 12/31/02                            3.98       3.08

     Fiscal year ended May 31, 2002
     ------------------------------
          First quarter ended 8/31/01                   $ 6.05     $ 3.56
          Second quarter ended 11/30/01                   4.15       3.09
          Third quarter ended 2/29/02                     5.27       3.50
          Fourth quarter ended 5/31/02                    4.30       3.29

     Fiscal year to ended May 31, 2001
     ---------------------------------
          First quarter ended 8/31/00                   $ 3.00     $ 1.75
          Second quarter ended 11/30/00                   3.38       1.75
          Third quarter ended 2/28/01                     4.00       2.00
          Fourth quarter ended 5/31/01                    6.25       3.56

(b) Holders

(1) At March 24, 2003 the closing market price was $3.21 per share and there were approximately 691 shareholders of record. As of March 21, 2003, we had 12,209,776 shares of common stock issued and outstanding, including shares owned by our subsidiaries and shares in officers' and directors' names that are subject to forfeiture.

(2) Not applicable.

(c) We have not paid any cash dividends with respect to common stock. There are no contractual restrictions on our present or future ability to pay cash dividends, however, we intend to retain any earnings in the near future for operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following tables show certain selected historical financial data for USE for the five former fiscal years ended May 31, 2002, and as of the seven months ended December 31, 2002 and 2001. The selected financial data is derived from and should be read with the financial statements for USE included in this Report.

                                December 31,                                           May 31,
                        ---------------------------    -----------------------------------------------------------------------
                            2002            2001           2002           2001           2000           1999           1998
                            ----            ----           ----           ----           ----           ----           ----
Current assets          $ 4,755,300     $ 4,597,900    $ 4,892,600    $ 3,330,000    $ 3,456,800    $12,718,900    $14,301,000
Current liabilities       2,044,400       2,563,800      1,406,400      2,396,700      6,617,900      5,355,600      6,062,100
Working capital
  (deficit)               2,710,900       2,034,100      3,486,200        933,300     (3,161,100)     7,363,300      8,238,900
Total assets             28,190,600      30,991,700     30,537,900     30,465,200     30,876,100     33,391,000     45,019,100
Long-term
  obligations(1)         15,192,100      14,741,200     14,949,100     14,981,500     14,025,200     14,526,900     14,468,600
Shareholders' equity      7,356,800       6,873,900     10,597,200      7,320,600      4,683,800     10,180,300     14,453,500

(1)Includes $8,906,800, of accrued reclamation costs on mining properties at December 31, 2002, 2001 and May 31, 2002, 2001, 2000, 1999 and 1998,
respectively. See Note K of Notes to Consolidated Financial Statements.

                                Seven Months Ended
                                    December 31,                            For Former Fiscal Years Ended May 31,
                             --------------------------    -------------------------------------------------------------------------
                                 2002           2001           2002           2001           2000            1999           1998

Operating revenues           $ 1,027,600    $ 1,073,300    $ 2,004,100   $ 3,263,000    $  3,303,900    $  3,788,600    $ 6,132,600

Loss from
  continuing operations       (3,507,800)    (3,570,800)    (7,454,200)   (7,517,800)    (11,356,100)    (22,713,300)    (4,984,900)

Other income & expenses         (387,100)     1,005,000      1,319,500     8,730,800         802,200       6,655,500      5,349,900

(Loss) income before
  minority interests,
  equity in (loss)
  income of affiliates,
  discontinued
  operations, and
  income taxes                (3,894,900)    (2,745,200)    (6,134,700)    1,213,000     (10,553,900)    (16,057,800)      (365,000)

Minority interest in
  loss (income) of
  consolidated
  subsidiaries                    54,800         24,500         39,500       220,100         509,300       4,468,400       (772,500)

Equity in loss of
  affiliates                        --             --             --            --            (2,900)        (59,100)      (575,700)

Income taxes                        --             --             --            --              --              --             --

Discontinued operations
  net of tax                        --             --          (85,900)      488,100        (594,300)           --             --

Preferred stock dividends           --          (75,000)       (86,500)     (150,000)        (20,800)           --             --
                             -----------    -----------    -----------   -----------    ------------    ------------    -----------
Net (loss) income
  to common shareholders     $(3,840,100)   $(2,785,400)   $(6,267,600)  $ 1,771,200    $(10,662,600)   $(11,648,500)   $  (983,200)
                             ===========    ===========    ===========   ===========    ============    ============    ===========

                                       Seven Months Ended
                                          December 31,              For Former Fiscal Years Ended May 31,
                                      --------------------    -------------------------------------------------
                                         2002      2001          2002      2001     2000       1999     1998
                                         ----      ----          ----      ----     ----       ----     ----

Per share financial data

Operating revenues                    $   0.10  $   0.13      $   0.22  $   0.42  $   0.43  $   0.53  $   0.92

Loss from
  continuing operations                  (0.32)    (0.45)        (0.80)    (0.96)    (1.39)    (3.18)    (0.75)

Other income & expenses                  (0.04)     0.12          0.14      1.11      0.01      0.93      0.80

(Loss) income before
  minority interests,
  equity in income
  (loss) of affiliates,
  discontinued operations,
  and income taxes                       (0.36)    (0.33)        (0.66)     0.15  $  (1.38) $  (2.25) $   0.05

Minority interest in loss (income)
  of consolidated subsidiaries            --        --            0.01      0.03      0.07      0.63     (0.12)

Equity in loss of affiliates              --        --            --        --        --       (0.01)    (0.08)

Discontinued operations                   --        --           (0.01)     0.06     (0.08)     --        --

Income taxes                              --        --            --        --        --        --        --

Preferred stock dividends                 --       (0.01)        (0.01)    (0.01)     --        --        --
                                      --------  --------      --------  --------  -------   --------  --------
Net income (loss)
   per share, basic                   $  (0.36) $  (0.34)     $  (0.67) $   0.23  $  (1.39) $  (1.63) $  (0.15)
                                      ========  ========      ========  ========  ========  ========  ========

Net income (loss)
   per share diluted                  $  (0.36) $  (0.34)     $  (0.67) $   0.21  $  (1.39) $  (1.63) $  (0.15)
                                      ========  ========      ========  ========  ========  ========  ========

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

     During its regular meeting on December 16, 2002, the Board of Directors unanimously voted to change the Company's year end from May 31 to December 31 beginning December 31, 2002. This decision was made primarily as a result of the Company expanding activities in the coalbed methane/natural gas industry. Many business relationships in the natural gas industry are based upon partnerships which by statute have December 31 year ends. Changing the Company's year end to December 31 will simplify accounting and reporting responsibilities of the Company. Additionally, many indexes and valuations in the natural gas industry are calculated as of December 31. As a result of the decision to change the year end to December 31, the Company has presented Balance Sheets as of December 31, 2002, May 31, 2002 and May 31, 2001, along with Statements of Operations and Statements of Cash Flows for the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002, 2001 and 2000. Additionally, Footnote N to the consolidated financial statements presents transitional period comparative data for the seven month periods ended December 31, 2002 and 2001.

CRITICAL ACCOUNTING POLICIES

     OIL AND GAS PRODUCING ACTIVITIES - We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties subject to amortization and the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Such assessments could cause the Company to reduce the carrying values of the properties.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value,"discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     Our discounted present value of our proved natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments. Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in a full cost write-down. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

     While the quantities of proved reserves require substantial judgment, the associated price of natural gas reserves that are included in the discounted present value of our reserves are objectively determined. The ceiling calculation requires prices and costs in effect as of the last day of the accounting period are generally held constant for the life of the properties. As a result, the present value is not necessarily an indication of the fair value of the reserves. Natural gas prices have historically been volatile and the prevailing prices at any given time may not reflect our Company's or the industry's forecast of future prices.

     RECLAMATION LIABILITIES - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties based on the current estimate of the future reclamation costs as determined by internal and external experts.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS NO. 143 - In July 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is evaluating the impact of SFAS No. 143 and has implemented the pronouncement effective January 1, 2003.

     SFAS NO. 148 - In December 2002, the Company adopted the supplemental disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to record compensation related to employee stock options based on the intrinsic value method per APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 encourages companies to voluntarily elect to record the compensation based on market value either prospectively, as defined in SFAS No. 123, or retroactively or in a modified prospective method. Among other things, the Company is concerned about the reasonableness of the values of its stock options determined using the Black Scholes method. Therefore, the Company has delayed the potential transition to recording stock compensation based on fair market value until there is more clarity regarding the measurement of stock option values.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this statements will not have a material impact on its financial condition or results of operation.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities". Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interest acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 is expected to have on the Company's financial condition or results of operations.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

LIQUIDITY AND CAPITAL RESOURCES

     During the seven months ended December 31, 2002, our cash position decreased by $823,300 to $1,741,000 from a cash position of $2,564,300 at May 31, 2002, our previous year end. This reduction of cash was as a result of $2,857,800 being consumed in operations during the seven months ended December 31, 2002. This was offset by cash which was provided from investing and financing activities during the same period of $1,567,100 and $467,500, respectively.

     Operations during the seven months ended December 31, 2002 resulted in a loss of $3,840,100. The major non cash components of this loss were depreciation and amortization of $360,100; amortization of debt discounts of $211,200; loss on the sale of assets of $342,600, and non cash compensation of $314,800. These non cash expenses along with the net decrease in current assets and liabilities of $246,400, resulted in net cash consumed by operations of $2,857,800. Operations during the seven months ended December 31, 2002 consisted primarily of administrative costs associated with the expansion of the RMG coalbed methane gas business, holding costs associated with mineral properties that are in shut down status and the management of the Plateau properties in southern Utah. Through December 31, 2002, the coalbed methane properties were being developed and produced very little revenue.

     Investment activities provided cash of $1,567,100 primarily as a result of the sale of a portion of the SGMC raw land that was no longer needed for the operations of its mineral property, sale of certain business development real estate in Wyoming and the sale of various pieces of equipment that are no longer needed. These activities provided $1,566,000 in cash. Additionally, RMG received $1,125,000 from CCBM as principal payments on the $7,500,000 promissory note for the purchase of a 50% interest in certain of the RMG properties. As these payments are received, they reduce RMG's cost basis in its full cost pool of coalbed methane properties. Investing activities also consumed cash through the purchase and exploration of coalbed methane properties of $883,400 and the purchase of various pieces of equipment and the replacement of major component parts of others, for $411,200.

     Financing activities during the seven months ended December 31, 2002, provided $467,500 as a result of an increase in long term debt of $892,800, which was offset by payments on long term debt and the line of credit of $225,300 and $200,000, respectively. Long term debt increased as a result of the purchase and long term maintenance on pieces of equipment of $198,500, financing of liability insurance premiums of $194,300 and new convertible debt from a third party company in the amount of $500,000.

     This new convertible debt was entered into in November 2002. The convertible debt is due in two years and accrues interest at 8% per annum payable quarterly. At the option of the holder of the debt, the note can be fully paid by the issuance of either 166,666 shares of the Company's common stock or 250,000 shares of RMG common stock. The Company and RMG also issued warrants to purchase 60,000 shares of their common stock at $3.00 and $2.00 per share, respectively. A discount of $240,000 was recorded against the debt as a result of the beneficial conversion feature of the debt. The amortization of this discount along with a discount taken on previously entered into convertible debt, reduced the overall increase in long term debt by $211,200.

CAPITAL RESOURCES
-----------------

     GENERAL - The primary sources of our capital resources are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and development programs; production from RMG's coalbed methane properties; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of mineral properties; the line of credit with a commercial bank; equity financing of the Company's subsidiaries; and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation. We will also continue to receive revenues from our motel and real estate operations in southern Utah.

     RMG COALBED METHANE - Drilling and development capital requirements will be satisfied for the majority of 2003 from the CCBM work commitment of which there is $1,828,100 remaining as of December 31, 2002. Approximately one-half of this amount, $893,300, will be paid by CCBM on behalf of RMG for its obligations for drilling and property development of coalbed methane properties. There is also a balance of $5,250,000 due from CCBM under its purchase agreement. CCBM pays $125,000 per month plus interest until November 2004 at which time a balloon payment of $2,375,000 is due on this promissory note. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. After CCBM has paid $2,500,000 (33%) of the principal amount of the promissory note, RMG will release 25% of the undivided interest in the coalbed methane properties purchased by CCBM; another 25% when $5,000,000 (66.6%) of the principal is paid, and the balance of the total 50% undivided interest when all of the principal amount of $7,500,000 of the purchase price has been paid. CCBM may elect at any time to discontinue making the monthly payments subject to not obtaining a full 50% undivided interest in the properties.

     Under the CCBM agreement, CCBM also agreed to use its best efforts to obtain financing to raise no less than $20 million to be used by RMG to acquire more coalbed methane properties. CCBM has not been successful in raising these funds within the terms of the agreement due to market conditions for coalbed methane gas. RMG has verbally extended the time for CCBM to raise the funds to June 30, 2003. RMG and CCBM continue to pursue various sources of financing to expand the coalbed methane business.

     SHUT DOWN MINING PROPERTIES - The Company has shut down it mines and discontinued its mining and construction operations. As a result the Company has surplus equipment and buildings from these operations.

     To assist in financing the holding costs of the SGMC properties (which are shut down), the Company developed a mine tour business. After operating the mine tour business for approximately one year, it was determined to lease the tour business to a third party. Proceeds under the lease agreement partially defray the holding costs of the mine properties. The Company is currently discussing the potential of either a sale of the properties to an industry partner or a possible joint venture agreement to operate the properties.

     We have been involved in litigation with Nukem, Inc. involving SMP for the past twelve years. The U.S. District Court of Colorado has appointed a Special Master to determine the value of the purchase rights, the pounds of uranium and the profits under certain contracts Nukem entered into with three CIS Republics, which contracts have been impressed in a constructive trust in favor of SMP. The Special Master is currently performing the accounting. The Federal Court has ordered that the accounting be completed and filed with the Court by April 4, 2003 with a further status hearing to be held on April 11, 2003. The ultimate outcome of this litigation cannot be determined but management of the Company believes that it will be beneficial to the Company.

     REAL ESTATE - The Company continues to market home and mobile home lots in southern Utah. These fully developed properties are not important to the operations of the Company. The lots were a portion of the assets that the Company acquired when it purchased the Shootaring uranium mill and Ticaboo Townsite. The Company has also listed the commercial operations at Ticaboo for sale. It is the intention of management of the Company to sell this commercial property. The Company is also selling components of the Shootaring Mill.

     LINES OF CREDIT - We currently have a $750,000 line of credit with a commercial bank. As of December 31, 2003 the full amount of the line of credit was available to the Company. This line of credit is up for renewal in June 2003.

     We also have a $300,000 credit facility through our subsidiary Plateau Resources. This line of credit is for the development of the Ticaboo Townsite in southern Utah. Plateau has drawn down the entire amount of this financing facility which is repayable over 10 years. All payments on this debt is current as of December 31, 2003.

     We believe that these cash resources will be sufficient to sustain operations during 2003.

CAPITAL REQUIREMENTS
--------------------

     The primary capital requirements during 2003 are expected to be exploration and development of coalbed methane properties; the cost of maintaining our uranium and gold properties that are shut down and general and administrative costs.

     EXPLORATION OF COALBED METHANE PROPERTIES - The majority of the 2003 exploration costs associated with the coalbed methane properties of RMG will be funded by CCBM from the remaining balance of $1,828,100 under the $5.0 million work commitment. If properties are drilled that are owned only 50% or less by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non- participating parties. Should we be required to fund any non-participating entities' portion of the exploration programs, there is a back-in provision on each property which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

     During 2003, it is projected that various drilling, completion and gathering programs will be completed on RMG properties. In addition, it is the intent of the management of the Company and RMG to purchase additional exploratory production acreage. All of these programs are subject to financing and will be limited if financing is not available through CCBM or through financing arranged by RMG and the Company. Due to the uncertainty of raising the necessary capital to complete these projects, it is not possible to project what if any capital requirements the Company and RMG will be required to fund during 2003. However, a total of $323,200 gross rental fees are due to lessors on CBM leases during 2003, of which RMG is responsible for $109,600. These fees will have to be paid to keep the acreage positions.

     HOLDING COSTS OF SHUT-DOWN MINERAL PROPERTIES - The holding costs associated with the uranium mineral properties formerly owned by Sheep Mountain Partners ("SMP"), are approximately $28,000 per month. We continue to implement cost cutting measures to reduce the holding costs. We have begun the process of reclamation on certain of these mine properties and will continue to do work during 2003. It is estimated that $50,000 in reclamation work will be completed on the SMP properties during 2003.

     Plateau owns the Ticaboo Townsite, which includes a motel, convenience store, boat storage, restaurant and lounge. The operation and lease of these facilities cover their operating costs and return a profit to the Company. Additionally, Plateau owns and maintains the Tony M uranium property and Shootaring Canyon uranium mill. The uranium property and mill are both shut down and the holding cost of these properties is minimal.

     We have one employee at the SGMC properties to preserve the core assets and properties. In addition to the cost of this employee, we have lease payments that are due to various land owners. The net average monthly cash cost of the Sutter properties is expected to be $10,000 during 2003.

     DEBT PAYMENTS - Debt to non-related parties at December 31, 2002 was $3,137,800 as compared with $2,559,000 and $2,294,500 at May 31, 2002 and May
31, 2001, respectively. The increase in debt to non-related parties of $578,800, consists of debt incurred to finance annual insurance premiums of $194,300; purchase of equipment of $198,500 and convertible debt in the amount of $500,000 from an independent company. This debt was discounted by $299,800 for detached warrants and a beneficial conversion provision, which will be amortized over the life of the debt. The payment requirements on long term debt during 2003 is $120,000 of interest on convertible loans and principal payments of $317,200. (See Note G to the Financial Statements for more detail) At December 31, 2002, the Company had not borrowed any money from its available $750,000 line of credit with a commercial bank.

     RECLAMATION COSTS - The reclamation obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $50,000 of reclamation work will be performed on the SMP properties during 2003. There is no reclamation requirement on the SGMC properties during 2003.

     The Company may begin reclamation work at the Shootaring uranium mill in southern Utah. If such projects are initiated management of the Company will seek to have the projects funded through the cash bonds that have been posted for that purpose. At December 31, 2003 the Company had $9.8 million in cash deposit accounts for the funding of the reclamation of the Shootaring mill.

     As the coalbed methane properties are just coming into production there is no reclamation cost anticipated during 2003. If an exploratory well were to be abandoned, it is anticipated that the reclamation cost for the well would range from $3,500 to $5,000. RMG will only be obligated to the extent of its working interest in such reclamation costs.

     FEDERAL INCOME TAX ISSUES - The Internal Revenue Service ("IRS") has audited our books and records through the fiscal years ended May 31, 2000. There were no changes in the amount of taxes due as a result of these audits and the audits are closed.

                              RESULTS OF OPERATIONS
                              ---------------------

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO
THE SEVEN MONTHS ENDED DECEMBER 31, 2001

Revenues:
---------

     During the seven months ended December 31, 2002, the Company recognized $1,027,600 in revenues as compared to $1,073,300 in revenues during the seven months ended December 31, 2001. This decrease of $45,700 in revenues is primarly as a result of decreased revenues from motel, real estate and airport operations of $149,100 and decreased management fees of $16,000. These decreases in revenues was offset by revenues from the production of coalbed methane gas during the seven months ended December 31, 2002 of $119,400 while no revenues from coalbed methane produciton were recognized during the same period of the previous year.

     Revenues from motel, real estate and airport operations decreased due primarly as a result of decreased tourist travel to the Company's southern Utah operations near Lake Powell. This decrease in tourist business is directly related to the fear of terrorist activity which has been felt in the United States since the attack on the World Trade Centers and the lack of moisture in Utah which has caused Lake Powell to be at a very low level for water sports and recreation.

     Through the purchase of the Bobcat Field, RMG began selling coalbed methane gas during the seven months ended December 31, 2002. As anticipated, production from these newly developed wells was lower than it will be in the future. Additionally the market price for natural gas was very low during the summer and fall months of 2002. These reasons along with high start up and operating costs of $355,200 resulted in a loss from operations for coalbed methane of $235,800. Management believes with increased production volumes, reduced ongoing operating costs and increased market prices that the coalbed methane properties will show profits and cash flows during 2003.

Costs and Expenses:
-------------------

     Costs and expenses during the seven months ended December 2002 were $4,535,400 as compared to costs and expenses of $4,823,500 during the seven months ended December 31, 2001. This reduction of $288,100 was as a result of reduced motel operating costs of $221,600 as a result of the reduced amount of tourists at the Company's operations in southern Utah as discussed above and a reduction of $466,300 in the holding costs of shut down mineral properties due to an ongoing cost cutting program. These reductions in operating costs were offset primarly by the operating costs associated with coalbed methane.

Other Income and Expenses:
--------------------------

     During the seven months ended December 31, 2002 the Company recognized a loss on the sale of assets of $342,600 while it recognized a gain on the sale of assets during the seven months ended December 31, 2001 of $592,600. The Company also had an increase in interest expense of $234,500 during the seven months ended December 31, 2002 over the same period of the previous year as a result of the interest on the Company's convertible debt.

     Operations for the seven months ended December 31, 2002 resulted in a loss of $3,840,100 or $0.36 per share as compared to a loss of $2,785,400 or $0.45 per share for the seven months ended December 31, 2001.

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

     The Company holds a 6% gross royalty on the Mt. Emmons molybdenum deposit near Crested Butte, CO. Under the provisions of the royalty agreement, the Company and Crested are to receive 50,000 pounds of molybdenum or its cash equivalent annually as an advance royalty. The royalty agreement was originally made with AMAX Inc., which was purchased by Cyprus Minerals Company in 1993 and changed its name to Cyprus Amax Minerals Company ("Cyprus Amax"). In 1999, Cyprus Amax was purchased by Phelps Dodge Corporation. AMAX and Cyprus had made the advance royalty payments to USECC on a timely basis. Phelps Dodge made one advance royalty payment and ceased making payments in fiscal 2001. Phelps Dodge suspended payments under the advance royalty agreement and has sued the Company. The Company has filed counter claims against Phelps Dodge requesting that the advance royalty and other issues be reinstated. It is not known what the outcome of this litigation will be.

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

     These reductions in costs and expenses were offset by increases in impairment of goodwill of $1,622,700; provision for doubtful accounts of $171,200, and other expenses of $80,900. The impairment of goodwill came as a result of the Company purchasing an additional 8.7% of RMG equity or 1,105,499 shares of RMG stock by issuing 912,233 shares of the Company's common stock. The shares of the Company's common stock were valued at $3.92 per share. An impairment of $1,622,700 was taken on this investment in RMG as RMG had no gas production and the impairment brought the total investment in RMG in line with the fair market value of the RMG assets.

     A provision for doubtful accounts was provided on the balance of a note receivable that the Company held for the sale of Ruby Mining Company to Admiralty Corporation. The note was in the original amount of $225,000 and had been reduced to $171,200. The note went in default during fiscal 2002 at which time the Company began negotiations with Admiralty to resolve the issue of the outstanding balance. Terms were reached which required Admiralty to pay interest on the note, plus accrued interest, through August 2003, at which time the entire note balance would come due. Because of the financial condition of Admiralty, it is not known if that company will be able to pay the balance of the note when due. The entire amount of the note was therefore reserved.

Other Income and Expenses:
--------------------------

     Gain on sale of assets income decreased by $350,900 during fiscal 2002 to $812,700. This decrease was as a result of the sale of a majority of the surplus mining equipment that the Company had for sale during the prior year. During fiscal 2002, there was no income from litigation settlements while during fiscal 2001 there was $7,132,800 in litigation settlement as a result of the Company settling all issues appertaining to the Kennecott litigation. Interest income increased by $152,400 during fiscal 2002 over fiscal 2001 as did interest expense which increased by $80,000 for the same period. These increases were as a result of larger amounts of cash invested in interest bearing accounts and increased debt.

     Operations for the twelve months ended May 31, 2002, resulted in a net loss of $6,267,600 or $0.67 per share as compared to net income of $1,771,200 or $0.23 per share for the previous year.

FISCAL 2001 COMPARED TO FISCAL 2000
-----------------------------------

Revenues:
---------

     Operating revenues during fiscal 2001 decreased $40,900 from revenues for the previous year to $3,263,000. This decrease was primarily as a result of a decrease in revenues from motel, real estate and airport operations. This decrease was offset by increases in mineral sales and management fees.

     During fiscal 2001, we recorded $334,300 in revenues from mineral sales compared with no mineral sales revenue during the previous year. The increase was the result of the sale of a uranium delivery contract to a non-affiliated company, and a delivery of uranium made under that market related contract before the sale of the contract. There were no similar sales of uranium contracts or uranium during the same period of the prior year. The Company purchased the uranium necessary to deliver to its contract.

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

     During the fiscal 2001, we recognized a gain of $1,163,600 from the sale of equipment that was determined to be surplus. One component of this amount was the sale of certain GMMV assets that were distributed to the Company from the GMMV upon the resolution of the Kennecott litigation. The other main components of this increase are the final royalty payment received from the sale of The Brunton Company of $233,000, and the sale of real estate in Colorado of $264,600.

     Operations for the fiscal year ended May 31, 2001, resulted in earnings of $1,771,200 or $0.21 per share fully diluted as compared to a loss of $10,621,000 or $1.33 per share fully diluted for the fiscal year ended May 31, 2000.

                                FUTURE OPERATIONS
                                -----------------

     We have generated operating losses as of the seven months ended December 31, 2002 and in each of the three fiscal years ended May 31, 2002 as a result of costs associated with shut down mineral properties. We have discontinued our focus on these properties and at December 31, 2002, we are committed to be in the coalbed methane business well into the future.

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

     NATURAL GAS. Our decision to expand into the coalbed methane gas industry were predicated on the projections for natural gas demand and prices. The Company is confident that it can maintain its costs at industry coalbed methane industry standards but cannot predict what will happen to the price of coalbed methane gas.

     URANIUM AND GOLD. Changes in the prices of uranium and gold are not expected to materially affect our operations during 2003.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during 2003.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To U.S. Energy Corp.:

We have audited the accompanying consolidated balance sheets of U.S. ENERGY CORP. (a Wyoming corporation) AND SUBSIDIARIES as of December 31, 2002, May 31, 2002 and May 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the seven months ended December 31, 2002 and each of the two years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of U.S. ENERGY CORP. AND SUBSIDIARIES as of and for the year ended May 31, 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements before the reclassifications described in Notes B and L in their report dated September 11, 2000.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of December 31, 2002, May 31, 2002 and May 31, 2001 present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of December 31, 2002, May 31, 2002 and May 31, 2001, and the results of their operations and their cash flows for the seven months ended December 31, 2002 and each of the two years ended May 31, 2002 and May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


Denver, Colorado,
February 28, 2003

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


                                            ARTHUR ANDERSEN LLP


Denver, Colorado
September 11, 2000

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       Seven Months Ended            Year Ended
                                                          December 31,                  May 31,
                                                         ------------      ------------------------------
                                                             2002              2002              2001
                                                         ------------      ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents                           $  1,741,000      $  2,564,300      $    685,500
     Accounts receivable:
       Trade, net of allowance of $27,800                   1,655,700           768,800         1,319,300
       Affiliates                                             117,600           132,800            74,200
     Current portion of long-term notes                       165,900           229,000           225,000
     Assets held for resale                                   532,800           532,800           532,800
     Prepaid expenses                                         528,300           578,300           451,000
     Inventory                                                 14,000            86,600            42,200
                                                         ------------      ------------      ------------
     Total current assets                                   4,755,300         4,892,600         3,330,000

INVESTMENTS:

     Restricted investments                                 9,911,700        10,015,500         9,794,900

PROPERTIES AND EQUIPMENT:
     Land                                                     576,300         1,764,100         1,771,800
     Buildings and improvements                             7,811,300         8,501,300         8,425,400
     Machinery and equipment                                4,737,100         5,107,700         5,536,900
     Proved oil and gas properties, full cost method        2,423,600         1,773,600         1,773,600
     Unproved coalbed methane  properties,
       excluded from amortization                           4,254,000         4,995,600         5,881,700
                                                         ------------      ------------      ------------
       Total property and equipment                        19,802,300        22,142,300        23,389,400
     Less-accumulated depreciation,
       depletion and amortization                          (7,214,800)       (7,584,200)       (7,285,100)
                                                         ------------      ------------      ------------
         Net property and equipment                        12,587,500        14,558,100        16,104,300

OTHER ASSETS:
     Accounts and notes receivable:
       Real estate and equipment sales                           --              36,800            42,400
       Employees                                               48,800            65,000           180,300
     Deposits and other                                       887,300           969,900         1,013,300
                                                         ------------      ------------      ------------
       Total other assets                                     936,100         1,071,700         1,236,000
                                                         ------------      ------------      ------------
     Total assets                                        $ 28,190,600      $ 30,537,900      $ 30,465,200
                                                         ============      ============      ============


           The accompanying notes to consolidated financial statements are and integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             Seven Months Ended            Year Ended
                                                                December 31,                 May 31,
                                                               -------------     -------------------------------
                                                                   2002              2002              2001
                                                               ------------      ------------      ------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $  1,592,800      $    758,600      $  1,404,300
     Prepaid drilling costs                                         134,400           242,100              --
     Current portion of long-term debt                              317,200           205,700           142,400
     Line of credit                                                    --             200,000           850,000
                                                               ------------      ------------      ------------
       Total current liabilities                                  2,044,400         1,406,400         2,396,700

LONG-TERM DEBT                                                    2,820,600         2,353,300         2,152,100

RECLAMATION LIABILITY                                             8,906,800         8,906,800         8,906,800

OTHER ACCRUED LIABILITIES                                         2,319,900         2,544,200         2,777,800

DEFERRED TAX LIABILITY                                            1,144,800         1,144,800         1,144,800

MINORITY INTERESTS                                                  587,400           575,300         1,177,800

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,
     $.01 par value; 500,788, 500,788 and 433,788
     shares issued, respectively, forfeitable until earned        3,009,900         3,009,900         2,748,600

PREFERRED STOCK,
     $.01 par value; 1,000 shares authorized,
      200 shares issued and outstanding in 2001                        --                --           1,840,000

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value; unlimited shares
       authorized; 11,826,396, 11,720,818 and 8,989,047
       shares issued, respectively                                  118,300           117,200            90,000
     Additional paid-in capital                                  48,877,100        48,278,500        38,681,600
     Accumulated deficit                                        (38,407,700)      (34,567,600)      (28,300,000)
     Treasury stock at cost, 959,725, 959,725 and
       949,725 shares, respectively                              (2,740,400)       (2,740,400)       (2,660,500)
     Unallocated ESOP contribution                                 (490,500)         (490,500)         (490,500)
                                                               ------------      ------------      ------------
         Total shareholders' equity                               7,356,800        10,597,200         7,320,600
                                                               ------------      ------------      ------------
       Total liabilities and shareholders' equity              $ 28,190,600      $ 30,537,900      $ 30,465,200
                                                               ============      ============      ============


           The accompanying notes to consolidated financial statements are and integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Seven Months Ended
                                                      December 31,                   Year Ended May 31,
                                                      ------------------------------------------------------------------
                                                          2002              2002              2001              2000
                                                      ------------      ------------      ------------      ------------
OPERATING REVENUES:
    Motel, real estate and airport operations         $    749,100      $  1,795,900      $  2,222,400      $  2,734,800
    Methane gas sales                                      119,400              --                --                --
    Mineral sales                                             --                --             334,300              --
    Mineral royalties                                         --                --             108,500           132,600
    Management fees                                        159,100           208,200           597,800           436,500
                                                      ------------      ------------      ------------      ------------
                                                         1,027,600         2,004,100         3,263,000         3,303,900

OPERATING COSTS AND EXPENSES:
    Motel, real estate and airport operations              527,200         1,928,900         3,236,200         3,387,300
    Gas operations                                         355,200              --                --                --
    Mineral holding costs                                  737,200         1,707,800         3,369,300         2,706,700
    General and administrative                           2,915,800         3,946,800         4,051,500         7,857,400
    Abandonment of mining equipment                           --                --             123,800              --
    Provision for doubtful accounts                           --             171,200              --             708,600
    Other                                                     --              80,900              --                --
    Impairment of goodwill                                    --           1,622,700              --                --
                                                      ------------      ------------      ------------      ------------
                                                         4,535,400         9,458,300        10,780,800        14,660,000
                                                      ------------      ------------      ------------      ------------

OPERATING LOSS                                          (3,507,800)       (7,454,200)       (7,517,800)      (11,356,100)

OTHER INCOME & EXPENSES
    Gain (Loss) on sales of assets                        (342,600)          812,700         1,163,600            71,400
    Litigation settlements, net                               --                --           7,132,800              --
    Interest income                                        524,500           852,100           699,700           813,600
    Interest expense                                      (361,200)         (345,300)         (265,300)          (82,800)
    Other                                                 (207,800)             --                --                --
                                                      ------------      ------------      ------------      ------------
                                                          (387,100)        1,319,500         8,730,800           802,200
                                                      ------------      ------------      ------------      ------------

(LOSS) INCOME BEFORE MINORITY
    INTEREST AND EQUITY IN LOSS
    OF AFFILIATES                                       (3,894,900)       (6,134,700)        1,213,000       (10,553,900)

MINORITY INTEREST IN LOSS
    OF CONSOLIDATED SUBSIDIARIES                            54,800            39,500           220,100           509,300

EQUITY IN LOSS OF AFFILIATES                                  --                --                --              (2,900)
                                                      ------------      ------------      ------------      ------------

(Continued)


           The accompanying notes to consolidated financial statements are and integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)


                                          Seven Months Ended
                                            December 31,                    Year Ended May 31,
                                            ------------      ------------------------------------------------
                                                2002             2002               2001              2000
                                            ------------      ------------      ------------      ------------
(LOSS) INCOME BEFORE
INCOME TAXES                                  (3,840,100)       (6,095,200)        1,433,100       (10,047,500)

PROVISION FOR INCOME TAXES                          --                --                --                --
                                            ------------      ------------      ------------      ------------

NET (LOSS) INCOME FROM
CONTINUING OPERATIONS                         (3,840,100)       (6,095,200)        1,433,100       (10,047,500)

DISCONTINUED OPERATIONS,
NET OF TAX                                          --             (85,900)          488,100          (594,300)
                                            ------------      ------------      ------------      ------------

NET (LOSS) INCOME                             (3,840,100)       (6,181,100)        1,921,200       (10,641,800)

PREFERRED STOCK DIVIDENDS                           --             (86,500)         (150,000)          (20,800)
                                            ------------      ------------      ------------      ------------

NET (LOSS) INCOME TO
COMMON SHAREHOLDERS                         $ (3,840,100)     $ (6,267,600)     $  1,771,200      $(10,662,600)
                                            ============      ============      ============      ============

NET (LOSS) INCOME PER SHARE BASIC
FROM CONTINUED OPERATIONS                   $      (0.36)     $      (0.66)     $       0.17      $      (1.31)
FROM DISCONTINUED OPERATIONS                        --               (0.01)             0.06             (0.08)
                                            ------------      ------------      ------------      ------------
                                            $      (0.36)     $      (0.67)     $       0.23      $      (1.39)
                                            ============      ============      ============      ============

NET (LOSS) INCOME
PER SHARE DILUTED
FROM CONTINUED OPERATIONS                   $      (0.36)     $      (0.66)     $       0.15      $      (1.31)
FROM DISCONTINUED OPERATIONS                        --               (0.01)              .06             (0.08)
                                            ------------      ------------      ------------      ------------
                                            $      (0.36)     $      (0.67)     $       0.21      $      (1.39)
                                            ============      ============      ============      ============

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING                            10,770,658         9,299,359         7,826,001         7,673,475
                                            ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                            10,770,658         9,299,359         8,487,680         7,673,475
                                            ============      ============      ============      ============


           The accompanying notes to consolidated financial statements are and integral part of these statements.

                                                                        Additional
                                               Common Stock              Paid-In       Accumulated
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
                                         =========    ============    ============    ============


                                      52a

                                                                       Unallocated         Total
                                               Treasury Stock               ESOP        Shareholders'
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


                                       52b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                                                     Additional
                                            Common Stock              Paid-In       Accumulated
                                        Shares         Amount         Capital         Deficit
                                        ------         ------        ----------     -----------


Balance May 31, 2000                   8,763,155    $     87,700    $ 37,797,700    $(30,071,200)

Funding of ESOP                           53,837             500         287,500            --
Issuance of common stock
   to outside directors                    8,532             100          19,100            --
Forfeitable shares earned                 29,820             300         193,900            --
Issuance of common stock
   for services rendered                  15,000             200          70,400            --
Treasury stock from payment
   on balance of note receivable            --              --              --              --
Sale of Ruby Mining                         --              --            25,800            --
Issuance of common stock
   for exercised options                 118,703           1,200         287,200            --
Net income                                  --              --              --         1,771,200
                                       ---------    ------------    ------------    -----------
Balance May 31, 2001                   8,989,047    $     90,000    $ 38,681,600    $(28,300,000)
                                       =========    ============    ============    ============

                                      53a

                                                                     Unallocated         Total
                                             Treasury Stock               ESOP        Shareholders'
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


                                       53b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                                                         Additional     Unallocated
                                                Common Stock              Paid-In       Accumulated
                                           Shares          Amount         Capital         Deficit
                                           ------          ------        ----------     -----------

Balance May 31, 2001                      8,989,047    $     90,000    $ 38,681,600    $(28,300,000)

Funding of ESOP                              70,075             700         236,200            --
Issuance of common stock
   to outside directors                       3,429            --            14,400            --
Issuance of common stock
   for services rendered                     45,000             500         147,600            --
Issuance of common stock warrants
   for services rendered                       --              --           592,900            --
Treasury stock from payment
   on balance of note receivable               --              --              --              --
Issuance of common stock
   in exchange for preferred stock          513,140           5,100       1,846,400            --
Issuance of common stock
   in exchange for subsidiary stock         912,233           9,100       3,566,900            --
Issuance of common stock
   to purchase property                      61,760             600         246,200            --
Issuance of common stock
   through private placement                871,592           8,700       2,341,800            --
Issuance of common stock
   for exercised stock warrants               1,205            --             4,500            --
Issuance of common stock
   for exercised options                    253,337           2,500         600,000            --
Net loss                                       --              --              --        (6,267,600)
                                         ----------    ------------    ------------    -----------
Balance May 31, 2002                     11,720,818    $    117,200    $ 48,278,500    $(34,567,600)
                                         ==========    ============    ============    ============


                                      54a

                                                                                          Total
                                               Treasury Stock               ESOP        Shareholders'
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

                                      54b

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

                                                                  Additional       Unallocated
                                          Common Stock             Paid-In         Accumulated
                                     Shares          Amount        Capital           Deficit
                                     ------          ------       ----------       -----------

Balance May 31, 2002               11,720,818    $    117,200    $ 48,278,500     $(34,567,600)

Funding of ESOP                        43,867             400         134,700             --
Issuance of common stock
   to outside consltants               15,000             200          60,700             --
Issuance of common
   stock warrants                     325,900            --              --               --
Issuance of common stock
   for settlement of law suit          20,000             200          77,600             --
Issuance of common stock
   for exercised options               26,711             300            (300)            --
Net loss                                 --              --              --         (3,840,100)
                                   ----------    ------------    ------------     ------------
Balance December 31, 2002          11,826,396    $    118,300    $ 48,877,100     $(38,407,700)
                                   ==========    ============    ============     ============


                                      55a

                                                                                     Total
                                          Treasury Stock               ESOP        Shareholders'
                                       Shares       Amount        Contribution        Equity
                                       ------       ------        ------------     -------------

Balance May 31, 2002                  959,725    $ (2,740,400)    $   (490,500)    $ 10,597,200

Funding of ESOP                          --              --               --            135,100
Issuance of common stock
   to outside consltants                 --              --               --             60,900
Issuance of common
   stock warrants                        --           325,900
Issuance of common stock
   for settlement of law suit            --              --               --             77,800
Issuance of common stock
   for exercised options                 --              --               --               --
Net loss                                 --              --               --         (3,840,100)
                                      -------    ------------     ------------     ------------
Balance December 31, 2002             959,725    $ (2,740,400)    $   (490,500)    $  7,356,800
                                      =======    ============     ============     ============


Total Shareholders' Equity at December 31, 2002 does not include 500,788 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


  The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                                       55b




                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Seven Months Ended
                                                       December 31,                      Year Ended May 31,
                                                       ------------       -----------------------------------------------
                                                           2002                2002             2001            2000
                                                      ------------        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $ (3,840,100)       $ (6,267,600)    $  1,771,200     $(10,662,600)
     Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
         Minority interest in loss of
           consolidated subsidiaries                       (54,800)            (39,500)        (220,100)        (509,300)
         Depreciation and amortization                     360,100             541,500        1,254,000        1,273,000
         Amortization of debt discount                     211,200                --               --               --
         Impairment of goodwill                               --             1,622,700             --               --
         Impairment of mineral interests                      --                  --            123,800             --
         Noncash services                                   31,500             787,700           19,100           21,100
         Noncash dividend                                     --                11,500             --               --
         Equity in loss from affiliates                       --                  --               --              2,900
         (Gain) loss on sale of assets                     342,600            (812,700)      (1,163,600)         (71,400)
         Write off of properties                            21,500                --               --               --
         Provision for doubtful accounts                      --               171,200             --            708,600
         Noncash compensation                              314,800             535,200          501,700        3,361,400
         Deferred income                                      --                  --         (4,000,000)            --
         Net changes in assets and liabilities:
           Accounts and notes receivable                  (755,600)            799,900        1,241,000         (536,500)
           Other assets                                      8,800             (47,500)        (112,700)          92,200
           Prepaid drilling costs                         (107,700)            242,100             --               --
           Accounts payable and accrued expenses           609,900            (879,300)        (887,300)        (217,200)
           Reclamation and other                              --                  --               --             45,900
                                                      ------------        ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                   (2,857,800)         (3,334,800)      (1,472,900)      (6,491,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Exploration of coalbed
       methane gas properties                             (883,400)           (142,100)      (1,187,800)      (4,727,200)
     Proceeds from sale of property and equipment        1,566,000             752,000        2,608,000           78,300
     Proceeds from sale of gas interests                 1,125,000           1,125,000             --               --
     Increase (decrease) in restricted investments          66,100            (236,800)        (417,700)        (200,600)
     Purchase of property and equipment                   (411,200)            (82,300)        (311,400)      (2,240,000)
     Net change in investments in affiliates               104,600             406,500          292,400          (12,500)
                                                      ------------        ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                1,567,100           1,822,300          983,500       (7,102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                   --             2,957,400          288,400             --
     Proceeds from issuance of preferred stock                --                  --               --          1,840,000
     Proceeds from sale of stock by subsidiary                --             1,000,000             --          2,160,000
     Proceeds from long-term debt                          892,800             631,700          619,100          886,400
     Net activity from lines of credit                    (200,000)           (650,000)         200,000          650,000
     Purchase of treasury stock                               --                  --            (20,600)            --
     Repayments of long-term debt                         (225,300)           (547,800)        (828,400)      (1,246,300)
     Cash acquired in purchase of subsidiary                  --                  --               --             47,200
                                                      ------------        ------------     ------------     ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                  467,500           3,391,300          258,500        4,337,300
                                                      ------------        ------------     ------------     ------------


           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Seven Months Ended
                                                        December 31,                  Year Ended May 31,
                                                        ------------     ---------------------------------------------
                                                            2002             2002            2001            2000
                                                        ------------     ------------    ------------     ------------
NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                              (823,300)       1,878,800        (230,900)      (9,256,600)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                   2,564,300          685,500         916,400       10,173,000
                                                        ------------     ------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                      $  1,741,000     $  2,564,300    $    685,500     $    916,400
                                                        ============     ============    ============     ============

SUPPLEMENTAL DISCLOSURE
     Income tax paid                                    $       --       $       --      $       --       $       --
                                                        ============     ============    ============     ============
     Interest paid                                      $    361,200     $    345,300    $    265,300     $     35,800
                                                        ============     ============    ============     ============
NONCASH INVESTING AND
     FINANCING ACTIVITIES:

     Methane gas property purchase                      $    150,000     $       --      $       --       $       --
                                                        ============     ============    ============     ============
     Issuance of stock to invest in subsidiary          $       --       $  3,568,500    $       --       $       --
                                                        ============     ============    ============     ============
     Issuance of stock to retire preferred stock        $       --       $  1,840,000    $       --       $       --
                                                        ============     ============    ============     ============
     Sale of assets through notes and
        accounts receivable                             $       --       $    442,200    $  1,164,500     $       --
                                                        ============     ============    ============     ============
     Issuance of stock as deferred compensation         $       --       $    261,300    $    358,400     $    201,000
                                                        ============     ============    ============     ============
     Issuance of stock warrants for services            $     26,100     $       --      $       --       $       --
                                                        ============     ============    ============     ============
     Acquisition of assets through issuance of debt     $       --       $    180,600    $  1,631,700     $    506,000
                                                        ============     ============    ============     ============
     Acquisition of assets through issuance of stock    $       --       $     96,800    $       --       $       --
                                                        ============     ============    ============     ============
     Satisfaction of receivable - employee
        with stock in company                           $       --       $     79,900    $       --       $       --
                                                        ============     ============    ============     ============
     Issuance of stock for services                     $     60,900     $     14,400    $     70,500     $       --
                                                        ============     ============    ============     ============
     Issuance of stock for retired employees            $       --       $       --      $    194,400     $     88,100
                                                        ============     ============    ============     ============
     Satisfaction of receivable - affiliate
        with stock in affiliate                         $       --       $       --      $  3,000,000     $    196,700
                                                        ============     ============    ============     ============
     Issuance of stock warrants in conjunction
        with notes payable                              $    299,800     $    592,900    $       --       $       --
                                                        ============     ============    ============     ============


           The accompanying notes to consolidated financial statements are and integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001


A.   BUSINESS ORGANIZATION AND OPERATIONS:

     U.S. Energy Corp. and subsidiaries (the "Company" or "USE") was incorporated in the State of Wyoming on January 26, 1966. The Company engages in the acquisition, exploration, holding, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in coalbed methane, uranium, gold and molybdenum. The Company's uranium and gold properties are currently all in a shut down status. The Company holds various real and personal properties used in commercial activities. Most of the Company's activities are conducted and through the joint venture discussed below and in Note D.

     The Company was engaged in the maintenance of two uranium properties, one in southern Utah, and the second in Wyoming known as Sheep Mountain Partners ("SMP"). Both of these ventures have been involved in significant litigation (see Note K). Sutter Gold Mining Company ("SGMC"), a Wyoming corporation owned 66.3% by the Company at December 31, 2002, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited ("Plateau"), which owns a nonoperating uranium mill and commercial properties in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate subject to certain conditions. Rocky Mountain Gas, Inc. ("RMG") was formed in November 1999 to consolidate all methane gas operations of the Company. The Company owns and controls 91.5% of RMG as of December 31, 2002.

     During its regular meeting on December 16, 2002, the Company's Board of Directors voted on a unanimous basis to change the Company's year end to December 31 effective December 31, 2002.

     MANAGEMENT'S PLAN
     -----------------

     The Company has generated significant net losses during the seven months ended December 31, 2002 and two of the past three fiscal years ending May 31, 2002 and has an accumulated deficit of approximately $38,407,700 at December 31, 2002. The Company has working capital of approximately $2,710,900 at December 31, 2002 and its cash balance has decreased from $2,564,300 at May 31, 2002 to $1,741,000 at December 31, 2002. During the seven months ended December 31, 2002, and the fiscal year ended May 31, 2001 and 2000, the Company experienced negative cash flow of $823,300, $230,900 and $9,256,600 respectively. The Company experienced positive cash flow of $1,878,800 for the fiscal year ended May 31, 2002.

     After the CCBM work commitment has been fully funded, the Company does not have sufficient capital available to fund its portion of the anticipated exploration and development activities on its coalbed methane properties. Additionally, the Company's known cash flows through December 31, 2003 from current operations and associated overhead are negative based on current projections. In order to improve liquidity of the Company, management intends to do the following:

     o Maintain production from the Bobcat coalbed methane property at about 2,000 Mcf per day and bring the Clearmont property on line. Management also believes that additional production can be obtained as the coals continue to be de-watered and more gas wells are drilled. The Company is working to reduce the price differential that affects Wyoming gas production by hedging a portion of its production and securing pipeline capacity. These two

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


          factors along with anticipated higher demand primarily as a result of new proposed pipelines which will increase methane gas prices should have a significant impact on the Company's cash flows.

     o    Continue to reduce its mining activities.

     o Sell home and mobile home lots at its commercial operations in southern Utah. These lots are no longer needed for current operations and will provide cash flows to the Company.

     o Sell the Ticaboo Townsite in southern Utah. Included in the Townsite is a motel, C store, restaurant/lounge, boat storage and repair facility and undeveloped land. The sale of this property would increase the cash position of the Company significantly and would allow the employees of the Company to concentrate on the Company's core business of coalbed methane.

     o Sell raw land in Riverton, Wyoming and Gunnison, Colorado. Management intends to sell this land at its fair market value. The land is not needed for the operations of the Company now or into the future.

     o Seek equity funding or a joint venture partner to place the SGMC property into production or sell the entire property to an industry partner.

     o Raise additional capital through a private placement and a public offering of its subsidiary Rocky Mountain Gas, Inc. The timing of such a public offering will depend on the market prices for methane gas.

     o Reduce overhead expenses and concentrate on its primary business - coalbed methane.

     Additionally, management of the Company believes that funds will be received as a result of the accounting that is currently being conducted by the Special Master under the direction of the U.S. District Court, District of Colorado in the litigation with Nukem, Inc. The Court ordered that the final accounting be delivered to the Court no later than December 6, 2002. The Special Master filed a motion with the Court requesting additional time to complete the accounting. On February 19, 2003, the U.S. District Court granted a second motion of the Special Master for the extension of time and ordered the report be filed by April 4, 2003 with a hearing on the report to be held on April 11, 2003. Management cannot predict the ultimate outcome of the litigation, however, management of the Company believes it will be beneficial to the Company.

     As a result of these plans, management believes that they will generate sufficient cash flows to meet its current obligations in calendar 2003.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMC (66.3%), Crested Corp. ("Crested") (70.5%), Yellowstone Fuels Corp. ("YSFC") (35.9%) Rocky Mountain Gas ("RMG") (91.5%), Northwest Gold, Inc. ("NWG") (96%) and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by U.S. Energy Corp. and Crested, through which the bulk of their operations are conducted.

     Investments in joint ventures and all 20% to 50% owned companies are accounted for using the equity method. Investments of less than 20% are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

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

ACCOUNTS RECEIVABLE

     The majority of the Company's accounts receivable are due from industry partners for drilling and operating expenses associated with coalbed methane gas wells for which RMG acts as operator and from sales of land. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company writes off accounts receivable when they become uncollectable, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     In addition, the Company is due $5,250,000 from CCBM under a non-recourse promissory note receivable which arose as part of the sale of a portion of RMG's coalbed methane properties to CCBM. The note receivable is fully reserved due to its non-recourse nature with payments received credited against the full-cost pool.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


INVENTORIES

     Inventories consist of aviation fuel and well casing and tubing. Inventories are stated at lower of cost or market using the average cost method.

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

     The Company capitalizes all costs incidental to the acquisition and exploration of mineral properties as incurred. Costs are charged to operations if the Company determines that the property is not economical. Costs and expenses related to general corporate overhead are expensed as incurred.

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

     All capitalized costs of oil and gas properties subject to amortization and the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be written off.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     As of December 31, 2002, the Company had proven reserves on its Bobcat property of 585.6 million cubic feet (MMcf).

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

     During the year ended May 31, 2002, the Company recorded a $1,622,700 impairment of goodwill that arose as part of the purchase of an additional 1,105,499 shares of RMG common stock. These shares of stock were purchased by issuing 910,320 shares of the Company's common stock pursuant to conversion rights granted RMG private placement investors.

     During fiscal 2001, the Company recorded an impairment on its mineral properties of $123,800 in YSFC. As of December 31, 2002, management believes no further impairment is necessary and that the fair market of remaining assets exceeds the carrying value. See Note F for further discussion.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


REVENUE RECOGNITION

     Revenues from motel, real estate and airport operations are from the rental of motel rooms, boat storage facilities and mobile home lots at the Company's operations in southern Utah as well as the rental of office space in office buildings in Riverton, Wyoming. Airport operations consist of the sale of aviation fuel, repair and maintenance of aircraft and rental of hanger space. All these revenues are reported on a gross revenue basis and are recorded at the time the service is provided.

     The Company, through its subsidiary, RMG, utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of the gas is produced based upon its working interest in the properties. The Company will record a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues.

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

STOCK BASED COMPENSATION

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


                                       Seven Months ended                 Year ended May 31,
                                          December 31,         --------------------------------
                                              2002               2002         2001         2000
                                              ----               ----         ----         ----
         Risk-free interest rate              4.4%               5.6%         4.29%         --
         Expected lives                     8.5 years          10 years     10 years        --
         Expected volatility                 50.38%             62.65%        73.1%         --
         Expected dividend yield               --                 --           --           --

     To estimate expected lives of options for this valuation, it was assumed options will be exercised at the end of their expected lives. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Pro forma stock-based compensation, net of the effect of forfeitures, was $1,410,850 for the seven months ended December 31, 2002 and $3,079,700, $2,746,600 and $0 for the fiscal years ended May 31, 2002, 2001 and
2000, respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                   Seven Months Ended
                                       December 31,                Year Ended May 31,
                                      -------------   -------------------------------------------------
                                          2002             2002             2001              2000
                                      -------------   -------------     -------------   ---------------
Net loss to common shareholders
     As reported                     $  (3,840,100)   $  (6,267,600)    $  1,771,200    $  (10,662,600)
     Pro forma                       $  (5,250,950)   $  (9,347,300)    $   (975,400)   $  (10,662,600)
Net loss per common share
     As reported, Basic              $        (.36)   $        (.67)    $        .23    $        (1.39)
     As reported, Diluted            $        (.36)   $        (.67)    $        .21    $        (1.39)
     Pro forma, Basic                $        (.49)   $       (1.01)    $       (.12)   $        (1.39)
     Pro forma, Diluted              $        (.49)   $       (1.01)    $       (.12)   $        (1.39)


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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


     SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

NET (LOSS) INCOME PER SHARE

     The Company reports net (loss) income per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they were antidilutive, totaled 4,910,900, 3,999,468, 3,316,011 and 1,797,655 at
December 31, 2002, May 31, 2002, 2001 and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     SFAS NO. 143 - In July 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is evaluating the impact of SFAS No. 143 and has implemented the pronouncement effective January 1, 2003.

     SFAS NO. 148 - In December 2002, the Company adopted the supplemental disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to record compensation related to employee stock options based on the intrinsic value method per APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148 encourages companies to voluntarily elect to record the compensation based on market value either prospectively, as defined in SFAS No. 123, or retroactively or in a modified prospective method. Among other things, the Company is concerned about the reasonableness of the values of its stock options determined using the Black Scholes method. Therefore, the Company has delayed the potential transition to recording stock compensation based on fair market value until there is more clarity regarding the measurement of stock option values.

     FIN 45 - In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this statements will not have a material impact on its financial condition or results of operation.

     FIN 46 - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities". Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interest acquired before February 1, 2003 must follow the new rules in account periods beginning after June 15, 2003. The Company has not yet evaluated the impact FIN 46 is expected to have on the Company's financial condition or results of operations.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

C.   RELATED-PARTY TRANSACTIONS:

     The Company provides management and administrative services for affiliates under the terms of various management agreements. Revenues from services provided by the Company to unconsolidated affiliates were $55,900 during the seven months ended December 31, 2002, and $78,800, $132,500, and

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


$39,900 in fiscal 2002, 2001, and 2000, respectively. The Company has $117,600 of receivables from unconsolidated subsidiaries as of December 31, 2002.

     As of December 31, 2002, the Company had notes receivable due from certain directors and employees of the Company totaling $48,800 due December 31, 2003. This indebtedness is secured by 144,000 shares of the Company's common stock. During the seven months ended December 31, 2002, this debt was reduced by $16,200.

D.   USECC JOINT VENTURE:

     The Company operates the Glen L. Larsen office complex; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses through a joint venture with Crested, the USECC joint venture.

E.   INVESTMENTS IN AND ADVANCES TO AFFILIATES:

     The Company's restricted investments secure various decommissioning, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of December 31, 2002, May 31, 2002 and May 31, 2001, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to-maturity under SFAS 115 and are measured at amortized cost.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     Due to the litigation and arbitration proceedings involving SMP for the past 12 years, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP as proceeds from litigation and arbitration proceedings were accounted for under the cost recovery method of accounting as discussed in Note K. The Company's direct loss generated from its investment in SMP, which represents mine holding costs incurred directly by the Company, was $83,000, $508,600, $399,300, and $711,300 for the seven months ended December 31, 2002 and years ended May 31, 2002, 2001 and 2000, respectively.

     As part of a partial settlement agreement dated June 1, 1998, the Company was awarded the return of its Sheep Mountain uranium mines and certain other properties. Accordingly, all mine holding costs since that date have been expensed by the Company.

PHELPS DODGE
------------

     During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. There are no remaining values on the balance sheets of the Company relating to these claims. AMAX merged with Cyprus Minerals Company forming Cyprus Amax Minerals Company ("Cyprus Amax") which was purchased by Phelps Dodge Corporation ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of December 31, 2002.

     AMAX and later Cyprus Amax, paid the Company an annual advance in royalty of 50,000 pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made payments to the Company during fiscal 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $108,500, and $132,600 of revenue from the advance royalty payments during the years ended May 31, 2001, and 2000, respectively. Phelps Dodge did not make the payment of the advance royalty since the year ended May 31, 2001. The Company considers this a breach of Phelps Dodge's contractual obligations and has filed a counter claim against Phelps Dodge in this issue. See Note K for further discussion.

     Should Phelps Dodge be successful in returning the properties to the Company, it may cancel future obligations under the advance royalty obligation. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company. Also, per the contract with AMAX, the

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


Company is to receive 15% of the first $25,000,000, or $3,750,000, if the molybdenum properties are sold, which the Company believes has occurred when Phelps Dodge Purchased Cyprus Amax. See Note K.

SUTTER GOLD MINE COMPANY ("SGMC")
---------------------------------

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

     Since the date of the last impairment in 1999, the Company has annually determined whether or not events or changes in circumstances had occurred suggesting that additional impairment of the assets of Sutter under SFAS # 121 was necessary. The Company has not deemed it necessary to further impair the assets based on the assessed valuations of the property.

     The Company will continue to evaluate the carrying value of its long-lived assets and long-lived assets to be disposed of under the provisions of SFAS # 144.

PLATEAU RESOURCES LIMITED ("PLATEAU")
-------------------------------------

     During fiscal 1994, the Company entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau, a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary Canyon Homesteads, Inc. in southeastern Utah. The Company paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2002, Plateau had a cash security in the amount of $9.8 million to cover reclamation of the properties (see Note K).

     The Company is currently evaluating the best utilization of Plateau's properties. Revenues are being generated from the Townsite assets which include a motel, C-store, lounge, restaurant, boat storage facility and housing. The convenience store, lounge and restaurant, and boat storage facility are leased to third party companies. The Company receives rent on these facilities and a percentage of the revenues of each operation. The Company is also considering the possibility of selling the mill facility or various parts of the mill.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


ROCKY MOUNTAIN GAS, INC.("RMG")
-------------------------------

     In November 1999, the Company organized RMG to enter into the coalbed methane gas business. RMG is engaged in the acquisition of coalbed methane gas leases and the exploration for methane gas on those properties. The Company owns and controls 91.5% of RMG. RMG sold 333,333, 53,000 and 1,203,333 shares, respectively, of its common stock in private placements during the fiscal years ended May 31, 2002, 2001 and 2000, respectively, for total proceeds of approximately $4,669,000.

     On January 3, 2000, RMG entered into an agreement with Quantum Energy, L.L.C. (Quantum formed a subsidiary "Quaneco" to conduct its business with RMG)) to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of southeastern Montana.

     RMG and Quaneco then entered into an Option and Farmin Agreement with Suncor (Natural Gas) America, Inc. ("SENGAI") on 112,000 acres in southeast Montana. SENGAI paid $1,705,000 for the right to exercise the option, of which $1,278,800 was due to RMG. These funds were applied to the final payment due under the Quaneco agreement.

     SENGAI also committed to assume $2,000,000 of the remaining $2,250,000 drilling commitment that RMG had under its drilling commitment to Quaneco. SENGAI made the decision not to exercises its option on the acreage.

     RMG also acquired a 100% working interest (82% revenue interest) in 65,247 net mineral acres in southwest Wyoming.

     In July, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly- owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM purchased an undivided 50% interest in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. The 50% undivided interest is pledged back to RMG to secure the purchase price, and will be released 25% when 33.3% of the principal amount of the purchase price is paid, another 25% when the total principal payments reach 66.6% of the principal amount of the purchase price and the balance when the total principal amount is paid.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


     CCBM will be entitled to a credit (applied as a prepayment of the purchase price for the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 until CCBM equals $1,250,000 from production proceeds.

BOBCAT
------

     On April 12, 2002, RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming known as the Bobcat Field. The contract closed on June 4, 2002. The Company paid the seller $500,000 cash and another $150,000 by issuing 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and Carrizo Oil & Gas, Inc. issued its restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, in Campbell County, Wyoming. To date, 25 coalbed methane wells have been drilled; 24 wells are currently hooked up and produced in December 2002 at a combined rate of approximately 1,400,000 cubic feet of gas per day (1,400 Mcf) from the two primary coals on the property: the Cook coal (22 wells) at 650 feet, and the Canyon coal (2 wells) at 450 feet.

     The seller kept, as an overriding royalty interest, all net revenue interest in the properties in excess of 80%. RMG and CCBM each hold an average of 27.6% working interest and an average of 22% net revenue interest, in the drilled wells.

     Permits have been issued for drilling 14 more wells on 80 acre spacing.

OIL AND GAS PROPERTIES AND EQUIPMENT INCLUDED THE FOLLOWING:
------------------------------------------------------------

                                       December 31,                       May 31,
                                       ------------    -------------------------------------------
                                          2002             2002             2001           2000
Oil and gas properties:
Subject to amortization                $ 2,423,600     $ 1,773,600     $ 1,773,600     $ 1,773,600
Not subject to amortization:
    Seven months ended 12-31-02            508,400
    Acquired in fiscal 2002                363,900         363,900            --              --
    Acquired in fiscal 2001              1,154,500       1,154,500       1,154,500            --
    Acquired in fiscal 2000              4,727,200       4,727,200       4,727,200       4,727,200
                                       -----------     -----------     -----------     -----------
                                         6,754,000       6,245,600       5,881,700       4,727,200

Sale of gas interests                   (2,500,000)     (1,250,000)           --              --
                                       -----------     -----------     -----------     -----------
                                         4,254,000       4,995,600       5,881,700       4,727,200
                                       -----------     -----------     -----------     -----------

Total oil and gas properties             6,677,600       6,769,200       7,655,300       6,500,800
Accumulated depreciation, depletion
    and amortization                    (1,834,100)     (1,773,600)     (1,773,600)     (1,773,600)
                                       -----------     -----------     -----------     -----------

    Net oil and gas properties         $ 4,843,500     $ 4,995,600     $ 5,881,700     $ 4,727,200
                                       ===========     ===========     ===========     ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


     The Company began drilling of its coalbed methane properties during 2001 and acquired producing properties in June of 2002.

     The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:

                                                 December 31,                      May 31,
                                                 ------------    --------------------------------------------
                                                     2002           2002            2001             2000
                                                 ------------    -----------     -----------     ------------

     Acquisition of properties/facilities        $   936,200     $   192,600     $   870,600      $ 4,727,200
     Development                                      97,200          87,400         283,900           --
                                                 -----------     -----------     -----------      -----------
                                                 $ 1,033,400     $   280,000     $ 1,154,500      $ 4,727,200
                                                 ===========     ===========     ===========      ===========

     As of December 31, 2002, the Company had approximately 214,800 acres for the potential development of coalbed methane ("CBM") natural gas production in Wyoming and Montana with a cost basis of $4,254,000. These properties were mostly acquired in 2000 and drilling projects on these properties are in the early stage of evaluation and thus no reserves are recorded at year end associated with these properties. At December 31, 2002 960 acres are being dewatered. The purchase, exploration and development costs of these acres will become part of the amortization base in August or September of 2003.

     The results from operations of oil and gas activities for the seven months ended December 31, 2002, the Company's first period of oil and gas operations, are as follows:

     Sales to third parties                          $  119,400
     Production costs                                  (355,200)
     Depreciation, depletion and amortization           (65,200)
                                                     ----------
                                                     $ (301,000)
                                                     ==========

     Depreciation, depletion and amortization was $0.98 per equivalent MCF of production for the period ended December 31, 2002.

G.   DEBT:

LINES OF CREDIT
---------------

     The Company has a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (5.25% as of December 31, 2002). The weighted average interest rate for the seven months ended December 31, 2002 was 5.62%. As of December 31, 2002, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production from certain oil wells.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)

LONG-TERM DEBT
--------------

     The components of long-term debt as of December 31, 2002 and May 31, 2002 are as follows:

                                                                 December 31,             May 31,
                                                                 ------------    --------------------------
                                                                     2002            2002          2001
                                                                 ------------    -----------    -----------
         USECB installment notes - collateralized by
              equipment; interest at 5.0 to 11.0%,
              matures in 2002 - 2015                             $ 1,839,400     $ 1,611,600    $ 1,670,200
         SGMC installment notes - secured by certain
              properties, interest at 7.5% to 8.0%
              maturity from 2002 - 2007                              531,100         579,500        624,300
         USE convertible notes - net of discount of
              $758,700 at December 31, 2002 and
              $620,100 at May 31, 2002 collateralized by
              equipment and real estate, interest at 8.0%;           741,300         329,900        --
         PLATEAU installment note - collateralized by
              equipment, interest at 8.0% matures in 2004             26,000          38,000        --
                                                                 ------------    -----------    -----------
                                                                    3,137,800      2,559,000      2,294,500
         Less current portion                                        (317,200)      (205,700)      (142,400)
                                                                 ------------    -----------    -----------
                                                                 $  2,820,600    $ 2,353,300    $ 2,152,100
                                                                 ============    ===========    ===========

     Principal requirements on long-term debt are $317,200, $726,300; $197,600; $206,600; $1,219,600 and $260,300 for the years ended December 31, 2003 through 2007, and thereafter, respectively.

H.   INCOME TAXES:

     The components of deferred taxes as of December 31, 2002, May 31, 2002 and 2001 are as follows:

                                                     December 31,               May 31,
                                                     ------------    -----------------------------
                                                         2002            2002              2001
                                                     ------------    ------------    -------------
     Deferred tax assets:
          Deferred compensation                      $    345,500    $    273,400    $     279,000
          Net operating loss carryforwards              9,560,000       9,028,600        8,180,000
          Tax Credits                                     --              --                15,000
          Non-deductible reserves and other               622,800         622,800          840,000
          Tax basis in excess of book basis               250,000         250,000        2,850,400
                                                     ------------    ------------    -------------
     Total deferred tax assets                         10,778,300      10,174,800       12,164,400
                                                     ------------    ------------    -------------
     Deferred tax liabilities:
          Development and exploration costs             2,963,900       2,753,800        2,157,200
                                                     ------------    ------------    -------------
     Total deferred tax liabilities                     2,963,900       2,753,800        2,157,200
                                                     ------------    ------------    -------------
                                                        8,084,400       7,421,000       10,007,200
     Valuation allowance                               (9,229,200)     (8,565,800)     (11,152,000)
                                                     ------------    ------------    -------------
     Net deferred tax liability                      $ (1,144,800)   $ (1,444,800)   $  (1,144,800)
                                                     ============    ============    =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     The Company has established a valuation allowance of $9,229,200, $8,565,800, and $11,152,000 at December 31, 2002, May 31, 2002, and May 31,
2001, against deferred tax assets due to the losses incurred by the Company in past fiscal years. The Company's ability to generate future taxable income to utilize the NOL carryforwards is uncertain.

     The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                   December 31,                   Year Ended May 31,
                                                   ------------   ---------------------------------------------
                                                       2002            2002             2001            2000
                                                  ------------    ------------     ------------     -----------
     Expected federal income tax                  $ (1,305,600)   $ (2,131,000)    $    602,200     $(3,618,200)
     Net operating losses not previously
          benefitted and other                       1,969,000       4,717,200        2,213,300         (10,600)
     Valuation allowance                              (663,400)     (2,586,200)      (2,815,500)      3,628,800
                                                  ------------    ------------     ------------     -----------
          Income tax provision                    $     --        $    --          $      --        $      --
                                                  ============    ============     ============     ===========

     There were no taxes currently payable as of December 31, 2002, May 31, 2002, May 31, 2001 or May 31,2000 related to continuing operations.

     At December 31, 2002, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $27,300,000 which will expire from 2006 to 2022. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in Company ownership interests occur. In addition, the NOL amounts are subject to examination by the tax authorities.

     The Internal Revenue Service has audited the Company's and subsidiaries tax returns through the year ended May 31, 2000. The Company's income tax liabilities are settled through fiscal 2000.

I.   SEGMENTS AND MAJOR CUSTOMERS:

     The Company's primary business activity is coalbed methane gas property acquisition and exploration and production (and holding shut down mining properties). The Company has no producing mines. The other reportable industry segment is commercial activities through motel, real estate and airport operations. The Company discontinued its drilling/construction segment in the third quarter of fiscal 2002. The following is information related to these industry segments:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


                                                          Seven Months Ended December 31, 2002
                                           ---------------------------------------------------------------
                                              Coalbed
                                            Methane Motel/
                                             (and holding       Real Estate/
                                           costs for inactive      Airport
                                           mining properties)    Operations                   Consolidated
                                           ------------------    ----------                   ------------

Revenues                                    $       119,400    $      749,100                 $     868,500
                                            ===============    ==============
Other revenues                                                                                      159,100
                                                                                              -------------
     Total revenues                                                                           $   1,027,600
                                                                                              =============
Operating (loss) income                     $      (973,000)   $      221,900                 $    (751,100)
Other revenue                                                                                       159,100
General corporate and other expenses                                                             (2,915,800)
Other income and expenses                                                                          (387,100)
Discontinued operations, net of tax                                                                 --
Equity in loss of affiliates and
     minority interest in subsidiaries                                                               54,800
                                                                                              -------------
     Loss before income taxes                                                                 $  (3,840,100)
                                                                                              =============

Identifiable net assets at
     December 31, 2002                      $    16,022,800    $    4,564,700                 $  20,587,500
                                            ===============    ==============
Investments in affiliates                                                                           --
Corporate assets                                                                                  7,603,100
                                                                                              -------------
     Total assets at December 31, 2002                                                        $  28,190,600
                                                                                              =============

Capital expenditures                        $     1,033,400    $       37,800
                                            ===============    ==============
Depreciation, depletion and
     amortization                           $        94,800    $       78,200
                                            ===============    ==============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


                                                               Year Ended May 31, 2002
                                           ----------------------------------------------------------------
                                               Coalbed
                                            Methane Motel/
                                              (and holding      Real Estate/
                                           costs for inactive      Airport
                                           mining properties)    Operations                     Consolidated
                                           ------------------    ----------                     ------------

Revenues                                    $      --          $    1,795,900                 $   1,795,900
                                            ===============    =============
Other revenues                                                                                      208,200
                                                                                              -------------
     Total revenues                                                                           $   2,004,100
                                                                                              =============

Operating loss                              $    (1,707,800)   $     (133,000)                $  (1,840,800)
                                            ===============    =============
Other revenue                                                                                       208,200
General corporate and other expenses                                                             (5,821,600)
Other income and expenses                                                                         1,319,500
Discontinued operations, net of tax                                                                 (85,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                               39,500
                                                                                              -------------
     Loss before income taxes                                                                 $  (6,181,100)
                                                                                              =============

Identifiable net assets at
     May 31, 2002                           $    18,138,500    $   4,351,600                  $  22,490,100
                                            ===============    =============
Investments in affiliates                                                                          - -
Corporate assets                                                                                  8,047,800
     Total assets at May 31, 2002                                                             $  30,537,900
                         === ====                                                             =============

Capital expenditures                        $       151,300    $     101,500
                                            ===============    =============
Depreciation, depletion and
     amortization                           $       167,600    $     254,300
                                            ===============    =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)



                                                                     Year Ended May 31, 2001
                                            ----------------------------------------------------------------------
                                                 Coalbed
                                                  Methane            Motel          Contract
                                               (and holding      Real Estate/       Drilling/
                                            costs for inactive      Airport       Construction
                                            mining properties)    Operations       Operations        Consolidated
                                            ------------------    ----------       ----------        ------------

Revenues                                     $       442,800    $   2,222,400     $   2,238,600     $   4,903,800
                                             ===============    =============     =============
Other revenues                                                                                            597,800
                                                                                                    -------------
     Total revenues                                                                                 $   5,501,600
                                                                                                    =============

Operating (loss) profit                      $    (2,866,400)   $  (1,013,800)    $     488,100     $  (3,392,100)
                                             ===============    =============     =============
Other revenue, income and expenses                                                                      9,328,600
General corporate and other expenses                                                                   (4,235,400)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                    220,100
                                                                                                    -------------
     Income before income taxes                                                                     $   1,921,200
                                                                                                    =============

Identifiable net assets at May 31, 2001      $    18,424,900    $   5,616,400     $   1,050,500     $  25,091,800
                                             ===============    =============     =============
Investments in affiliates                                                                                  16,200
Corporate assets                                                                                        5,357,200
                                                                                                    -------------
     Total assets at May 31, 2001                                                                   $  30,465,200
                         === ====                                                                   =============


Capital expenditures                         $     1,280,200    $   1,326,800     $     256,000
                                             ===============    =============     =============
Depreciation, depletion and
     amortization                            $       129,700    $     271,100     $     324,700
                                             ===============    =============     =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)



                                                                     Year Ended May 31, 2000
                                            ----------------------------------------------------------------------
                                                  Coalbed
                                                  Methane            Motel          Contract
                                               (and holding      Real Estate/       Drilling/
                                            costs for inactive      Airport       Construction
                                            mining properties)    Operations       Operations        Consolidated
                                            ------------------    ----------       ----------        ------------

Revenues                                     $       132,600    $   2,734,800     $   3,584,900     $    6,452,300
                                             ===============    =============     =============
Other revenues                                                                                             436,500
                                                                                                    --------------
     Total revenues                                                                                 $    6,888,800
                                                                                                    ==============

Operating (loss) profit                      $    (2,518,600)   $    (652,500)    $    (594,300)    $   (3,765,400)
                                             ===============    =============     =============
Other revenue, income and expenses                                                                         530,100
General corporate and other expenses                                                                    (7,912,900)
Equity in loss of affiliates and
     minority interest in subsidiaries                                                                     506,400
                                                                                                    --------------
     Loss before income taxes                                                                       $  (10,641,800)
                                                                                                    ==============

Identifiable net assets at May 31, 2000      $    17,543,700    $   4,880,900     $   2,163,300     $   24,587,900
                                             ===============    =============     =============
Investments in affiliates                                                                                    9,600
Corporate assets                                                                                         6,278,600
                                                                                                    --------------
     Total assets at May 31, 2000                                                                   $   30,876,100
                                                                                                    ==============

Capital expenditures                         $     4,749,300    $     944,600     $   1,551,800
                                             ===============    =============     =============
Depreciation, depletion and
     amortization                            $        72,600    $     148,100     $     155,400
                                             ===============    =============     =============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


J.   SHAREHOLDERS' EQUITY:

     STOCK OPTION PLANS

     The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan for the benefit of USE's key employees. The Option Plan, as amended and renamed the 1998 Incentive Stock Option Plan ("1998 ISOP"), reserved 2,750,000 shares of the Company's $.01 par value common stock for issuance under the 1998 ISOP. Options which expired without exercise were available for reissue. During fiscal 1992, the Company issued 371,200 non-qualified options to certain of its executive officers, Board members and others at prices ranging from $2.75 to $2.90 per share. Unexercised options expired on April 14, 2002 and April 30, 2002. During fiscal 1996, the Company issued options to purchase 360,000 common shares at $4.00 per share. Unexercised options expired on December 31, 2000. During fiscal 1999, the Company issued 837,500 options under the 1998 ISOP, including 299,462 non-qualified and 538,038 qualified options. The non-qualified options were issued at a price below fair market value, resulting in the recognition of $262,000 in compensation expense at the time of issuance. During fiscal 2001, the Company issued 1,499,000 options under the 1998 ISOP, including 918,763 non-qualified and 580,237 qualified options. Various employees exercised 118,703 of the outstanding options raising $288,400 of capital. During the year ended May 31, 2002, various employees exercised 253,337 of the outstanding options raising $602,500 of capital. During the period ended December 31, 2002 various employees exercised 26,711 of the outstanding options.

     In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's key employees. The 2001 ISOP reserves 3,000,000 shares of the Company's $.01 par value common stock for issuance for a period of 10 years. During fiscal 2002, the Company granted 1,030,000 options to certain of its employees, executive officers, and board members at $3.90 per share. These options will expire in December, 2011. During the seven months ended December 31, 2002, the Company granted 973,000 options to various employees and board members at $2.25 per share. These options will expire in December 2011.

     The 2001 ISOP replaces the 1998 ISOP, however, options granted under the 1998 ISOP remain exercisable until their expiration date under the terms of that Plan.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


     A summary of the Employee Stock Option Plan activity for the seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001 is as follows:

                                    Seven Months
                                 Ended December 31,                      Year Ended May 31,
                                 --------------------  -----------------------------------------------------------
                                         2002                 2002                  2001                2000
                                 --------------------  ------------------  --------------------  -----------------
                                             Weighted            Weighted             Weighted           Weighted
                                              Average             Average              Average            Average
                                             Exercise            Exercise             Exercise           Exercise
                                  Options      Price    Options    Price     Options    Price    Options   Price
                                  -------      -----    -------    -----     -------    -----    -------   -----
   Outstanding at beginning
       of the period             2,896,830    $2.96   2,449,000    $2.49   1,300,200    $2.79    1,300,200   $2.79
   Granted                         973,000     2.25   1,030,000     3.90   1,499,000     2.69        --       --
   Forfeited                      (107,718)    2.33     (75,000)    2.49     (82,500)    2.88        --       --
   Expired                         --          --      (253,833)    2.89    (149,000)    --          --       --
   Exercised                       (71,167)    2.40    (253,337)    2.48    (118,700)    --          --       --
                                 ---------            ---------            ---------             ---------
   Outstanding at period end     3,690,945     2.77   2,896,830     2.96   2,449,000     2.49    1,300,200   $2.79
                                 =========            =========            =========             =========
   Exercisable at period end     3,690,945     2.77   2,896,830     2.96   2,449,000     2.49    1,300,200   $2.79
                                 =========            =========            =========             =========

   Weighted average fair
       value of options
       granted during the period              $2.25                $1.83                 --                   --

     The following table summarized information about employee stock options outstanding and exercisable at December 31, 2002:

                                                Weighted
     Weighted            Number of               Average                Number
      Average             Options               Remaining             of Options
     Exercise         Outstanding at           Contractual          Exercisable at
       Price         December 31, 2002        Life in years        December 31, 2002
       -----         -----------------        -------------        -----------------

      $2.00               276,090                 5.73                  276,090
       2.25               968,000                 8.95                  968,000
       2.40             1,130,381                 8.02                1,130,381
       2.88               336,474                 5.73                  336,474
       3.90               980,000                 8.95                  980,000
                        ---------                                     ---------

                        3,690,495                                     3,690,495
                        =========                                     =========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


EMPLOYEE STOCK OWNERSHIP PLAN

     The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During the seven months ending December 31, 2002 the Board of Directors of USE contributed 43,867 shares to the ESOP at the price of $3.08 for a total expense of $135,100. This compares to contributions to the ESOP during the fiscal years ended May 31, 2002, 2001 and 2000 of 70,075, 53,837, and 123,802 shares to the
ESOP at prices of $3.29, $5.35, and $3.00 per share, respectively. The Company has expensed $135,100, $236,900, $288,000, and $371,400 during the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002, 2001, and 2000, respectively related to these contributions. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. These loans, which are secured by pledges of the stock purchased, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying Consolidated Balance Sheets.

     EXECUTIVE OFFICER COMPENSATION

     In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of the Company payable in shares of the Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors which was to provide incentive to the officers of the Company to remain with USE. The shares are to be issued annually pursuant to the recommendation of the Compensation Committee on or before January 15 of each year, beginning January 15, 1997, as long as each officer is employed by the Company. The officers will receive up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of December 31, 2002, 349,158 total shares have been issued to the five officers of the Company under the 1996 Stock Award Plan.

     In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate five of its executive officers and the president of RMG. Under the Plan, an aggregate of 60,000 shares may be issued each year from 2002 through 2006. No shares were issued under this Plan during the seven month ended December 31, 2002 and the fiscal year ended May 31, 2002.

     OPTIONS AND WARRANTS TO OTHERS

     As of the date of this report, there are 719,167 options and warrants outstanding to purchase shares of the Company's common stock. These options and warrants are held by persons or entities other than employees, officers and directors of the Company.

     In February of 1999, the Company entered into a warrant purchase agreement with a consulting firm to purchase 20,000 shares of the Company's common stock at an exercise price of $2.62 expiring January 31, 2002 (extended to March 15, 2003). The warrants were issued in exchange for services to be provided during the period from February 1999 to February 2000. The Company determined the fair value associated with

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


these warrants to be $36,000, which is recognized ratably over the term of the consulting agreement. Accordingly, $9,000 was recognized as an expense in fiscal 1999 and $27,000 in fiscal 2000.

     Also, during fiscal 1999, the Company issued warrants in exchange for outstanding YSFC warrants, which were originally issued for services provided by outside consultants in connection with the agreement discussed above. The Company issued 74,564 warrants at an exercise price of $3.64 expiring September 19, 2002. The Company determined the fair value associated with these warrants to be $167,000, which was recorded as an additional investment in YSFC during fiscal 1999. During fiscal 2002, a warrant for 6,703 shares was canceled and 20,000 shares were issued to its holder in exchange for services provided during fiscal 2002.

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

     Also during fiscal 2001, the Company entered into a consulting agreement with a company to provide consulting and other services for a period of 18 months, commencing on May 14, 2001 and ending on November 14, 2002. As consideration for services to be performed, the Company issued the consultant 15,000 shares of the Company's common stock at a grant price of $4.70 per share and entered into two stock option agreements to purchase up to 30,000 shares of the Company's common stock at an exercise price of $4.70, expiring May 14, 2003. The first option for 10,000 shares, is exercisable upon the condition that the Company's common stock market price closes at or above $6.50 per share for ninety (90) consecutive days prior to the expiration date of May 14, 2003. The exercise price of this option equaled or exceeded market price of the stock at the date of grant. The second option for 20,000 shares is exercisable if and when the Company's common stock market price closes at or above $10.00 per share for ninety (90) consecutive days prior to its expiration date on May 14, 2003.

     During fiscal 2002, the Company raised $2,350,500 by issuing 871,592 shares of common stock with 250,272 detached warrants in two separate private placements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


     In May 2002, the Company issued warrants to purchase 120,000 shares of the Company's common stock at $3.00 per share, and warrants to purchase 120,000 shares of the Company's subsidiary, RMG at $1.50 per share in connection with a $1 million convertible debt issue. The warrants expire on May 30, 2005. The fair value of the warrants was $271,700 which has been recorded as a discount on the debt which will be amortized over the term of the convertible debt. Additionally, a discount of $398,400 has been recorded against the convertible debt resulting from allocation of proceeds to the beneficial conversion feature of the debt instrument. The Company issued warrants to purchase 30,000 shares at $3.00 held by 31 persons who own equity interests in the firm which served as a financial advisor in connection with this financing. The warrants were issued as of May 3, 2002, expiring March 30, 2005. The fair value of these warrants was $54,600. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes Options Pricing Model with the following weighted average assumptions: No expected dividends; expected volatility 51.3%; risk factor interest rate of 5%, and expected life of three years. Accordingly, $195,400 was recognized as an expense during the seven months ended December 31, 2002.

     In November 2002, the Company issued warrants to purchase 60,000 shares of the Company's common stock at $3.00 per share and warrants to purchase 60,000 shares of the Company's subsidiary, RMG, at $2.00 per share in connection with a $500,000 secured convertible note. The warrants expire on November 19, 2005. The fair value of the warrants was $59,400 which was recorded as a discount on the debt. A discount of $240,400 was also recorded against the debt as a result of the beneficial conversion feature of the debt. These two discounts are being amortized over the life of the debt instrument. The Company issued warrants to purchase 15,000 shares of the Company's common stock at $3.00 held by 34 persons who own equity interests in the firm which served as a financial advisor in connection with this financing. The Warrants were issued as of November 19, 2002 and expire on November 19, 2005. The fair value of theses warrants was $16,900. The fair value of the warrants was established using the Black-Scholes Option Pricing Model using a volatility rate of 1.54%; an annual interest rate of 2%; and a expected life of 550 days. Accordingly, $15,800 was recognized as an expense during the seven months ended December 31, 2002.

     The Company issued warrants to purchase 11,034 shares of its common stock a $3.75 held by individuals who own a company which acts as financial advisor to the Company. The warrants were issued as of November 2, 2001 and expire November 2, 2006. The fair value of the grant was $35,600. The fair value of the warrants was established using the Black-Scholes Option Pricing Model using a volatility rate of 1.54%; an annual interest rate of 2%; and a expected life of 5 years.

     Options to purchase 20,000 shares at $3.90 were granted to a consulting oil and gas engineer on January 10, 2002 and will expire on January 9, 2005. The fair value of the grant was $71,400. The fair value of the grant was $35,600. The fair value of the warrants was established using the Black-Scholes Option Pricing Model using a volatility rate of 1.54%; an annual interest rate of 2%; and a expected life of 4 years.

     FORFEITABLE SHARES

     Certain of the shares issued to officers, directors, employees and third parties are forfeitable if certain conditions are not met. Therefore, these shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets until earned. During fiscal 1993, the Company's Board

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


of Directors amended the stock bonus plan. As a result, the earn-out dates of certain individuals were extended until retirement. The Company recorded $178,300 of compensation expense for the seven months ended December 31, 2002 compared to $298,300; $201,000; and $173,300 for the years ended May 31, 2002,
2001 and 2000, respectively. A schedule of total forfeitable shares for the Company is set forth in the following table:

         Issue                  Number             Issue               Total
         Date                  of Shares           Price           Compensation
    --------------             ---------           -----           ------------
    May 1990                     40,300           $  9.75          $   392,900
    June 1990                    66,300             11.00              729,300
    November 1992                10,660              N/A                 N/A
    May 1993                     20,000              3.375              67,500
    November 1993                18,520              3.00               55,600
    January 1994                 18,520              4.00               74,100
    January 1995                 13,520              3.75               50,700
    February 1996                 7,700             15.125             116,500
    December 1996                28,380             10.875             308,600
    December 1996                 8,452             11.50               97,200
    August 1997                   7,320             10.875              79,600
    August 1997                   5,706             10.875              62,100
    May 1998                     67,000              6.56              439,500
                                -------                              ---------
    Balance at
      May 31, 1998              312,378                              2,473,600
    May 1999                     67,000           $  4.00              268,000
    Shares earned               (40,170)            --                (269,900)
                                -------                              ---------
    Balance at
      May 31, 1999              339,208                              2,471,700
    May 2000                     67,000           $  3.00              201,000
      Shares earned              (9,600)            --                 (88,100)
                                -------                              ---------
    Balance at
      May 31, 2000              396,608                              2,584,600
    May 2001                     67,000           $  5.35              358,400
      Shares earned             (29,820)            --                (194,400)
                                -------                              ---------
    Balance at
      May 31, 2001              433,788                              2,748,600
    May 2002                     67,000           $  3.90              261,300
                                -------                              ---------
    Balance at
      May 31, 2002 and
      December 31, 2002         500,788                            $ 3,009,900
                                =======                            ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


K.   COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending during the seven months ended December 31, 2002 have been settled or otherwise finally resolved.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


     In February 2001, the U.S. District Court appointed a Special Master to determine the amounts, if any, owed by Nukem to SMP pursuant to the constructive trust. The Special Master has ordered an accounting to identify all deliveries of CIS uranium made directly or indirectly to Nukem and any Nukem affiliates; to identify the ultimate disposition of all uranium purchased under the CIS contracts; to identify the location, number of pounds, and associated cost of uranium purchased under the CIS contracts at December 31, 2001, and to calculate the profits realized from the sale of CIS uranium. At a status hearing held before the U.S. District Court on August 23, 2002, the Court ordered the Special Master to file his report on or before December 6, 2002 and a further hearing to schedule arguments will be held before the Court on December 13, 2002. Because Nukem and its affiliates failed to furnish certain documentation and information, the Special Master filed a motion for extension of time to file his report. The Court granted the motion and ordered the Special Master to file the report by March 3, 2003. On February 9, 2003, the U.S. District Court granted a second motion of the Special Master for extension of time and ordered the report to be filed by April 4, 2003 with a hearing on the report to be held on April 11, 2003.

CONTOUR DEVELOPMENT LITIGATION

     On July 28, 1998, USE filed a lawsuit in the United States District Court, Denver, Colorado, Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties entered into an agreement to settle the litigation, with USE receiving $25,000 cash and unencumbered title to two commercial real estate lots covering seven acres in Gunnison, Colorado, and unencumbered title to five development lots covering 175 acres north of Gunnison, Colorado. There was a claimed misunderstanding on certain of the terms of the settlement and it has been referred to the Court to resolve the differences.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     A second counterclaim by USECC rejects the claim by Phelps Dodge that it and its predecessors, Cyprus Amax and AMAX Inc., had mistakenly paid royalties to USECC since January 1991. In 1984, AMAX began paying the cash equivalent (half each to U.S. Energy and Crested Corp.) of 700,000 pounds of molybdenum per year as an advance royalty prior to the mine beginning production. In 1986, USECC agreed to assist financially troubled AMAX and substantially reduced the annual advance royalty to 50,000 pounds of molybdenum, so that AMAX could continue to hold the properties and eventually bring them into production. AMAX, Cyprus Amax and Phelps Dodge continued paying the annual advance royalties to U.S. Energy and Crested Corp. until the payment due in July 2001, when Phelps Dodge unilaterally ceased making the payments. Phelps Dodge and MEMCO seek a declaratory judgment that the advance royalty payment obligation has terminated.

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

     The properties are comprised of 16 patented lode mining claims covered in part by 10 unpatended lode mining claims (for which patents are expected to be issued by the BLM in the near future), and 778 unpatented lode mining claim and mill site claims, for a total of about 15,600 acres.

     As added counterclaims, USECC seeks (i) damages for defendants' breach of covenants of good faith and fair dealing; (ii) damages for defendants' failure to develop the Mt. Emmons properties and not protecting USECC's rights as revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     On August 2, 2002, Phelps Dodge and MEMCO filed a reply to the counterclaims of USECC and Cyprus Amax filed an answer to the counterclaims and third party complaint of USECC, generally denying the allegations of USECC. CAV Corporation filed a motion for summary judgment seeking dismissal of USECC's cross complaint and is pending. A Scheduling/Planning Conference in the case was held and thereafter, Phelps Dodge dismissed its claim for reimbursement of advance royalties from USECC. On March 17, 2003, Phelps Dodge filed a motion for partial summary judgment on the first claim to return the properties to USECC with the obligation of operating the water treatment plant. USECC are filing a response and discovery is underway.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     As of December 31, 2002, estimated reclamation obligations related to the above mentioned mining properties total $8,906,800. Crested's portion of this obligation is $748,400, which is reflected on the balance sheet of the Company. The remaining balance of $7,614,700 is an obligation of USE and its other affiliates, (excluding Crested). The Company is obligated for 50% of any reclamation costs in excess of current estimated reclamation obligations. The Company, however, does not expect that estimated reclamation costs will be exceeded.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

     SUTTER GOLD MINING COMPANY
     --------------------------

     SGMC's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $27,800 which is covered by a cash reclamation bond. This amount was recorded by SGMC as a reclamation liability as of December 31, 2002.

     PLATEAU RESOURCES LIMITED
     -------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau requested that the mill be place on operational status. The NRC increased the reclamation liability to $6,784,000 as a result of this request. As of December 31, 2002, a cash deposit for reclamation in the amount of $8,818,600 was held by Plateau's escrow agent to satisfy the obligation of reclamation.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


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

L.   DISCONTINUED OPERATIONS.

     During the third quarter of the fiscal year ended May 31, 2002, the Company made the decision to discontinue its drilling/construction segment. The assets associated with this business segment are being sold and or converted for use elsewhere in the Company. The financial statements for the fiscal years ended May 31, 2001 and 2000 have been revised to present the effect of discontinued operations. There is no material income or loss from discontinued operations from the measurement date to December 31, 2002.

M.   SUPPLEMENTAL NATURAL GAS RESERVE INFORMATION (UNAUDITED):

     The following estimates of proved gas reserves, both developed and undeveloped, represent interests owned by the Company located solely within the United States. Proved reserves represent estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed gas reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

     The Company began natural gas production in June, 2002. Disclosures of gas reserves which follow are based on estimates prepared by independent engineering consultants as of December 31, 2002. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves. The information provided does not represent Management's estimate of the Company's expected future cash flows or value of proved oil and gas reserves.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


Changes in estimated reserve quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2002 and changes in such quantities and discounted future net cash flow during the period ended December 31, 2002 were as follows:

                                                             (Unaudited) - Unescalated
                                                      ----------------------------------------
                                                         MMCF                 Discounted
                                                        Million           Future Net Cash Flow
                                                       Cubic Feet             (10% Discount)
                                                      -------------       --------------------

     Proved developed and undeveloped reserves:
     Beginning of year                                       --
     Purchase of reserves in place                        649.918
     Production                                           (64.315)
                                                          -------
     End of year                                          585.603
                                                          =======

     Proved developed producing                           489.684            $    793,481
     Proved undeveloped                                    95.919                  94,947
                                                          -------            ------------

     Total proved reserves                                585.603            $    888,428
                                                          =======            ============

     The standardized measure has been prepared assuming year end sales prices adjusted for fixed and determinable contractual price changes, current costs. No provision has been made for income taxes due to available operating loss carryforwards. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

     Standardized measure of discounted future net cash flows from estimated production of proved gas reserved:

     Future cash inflows                                          $ 1,756,809
     Future production and development costs                         (705,505)
                                                                  -----------
     Future net cash flows                                          1,051,304

     10% annual discount for estimated timing of cash flows          (162,876)
                                                                  -----------
     Standardized measure of discounted future net cash flows     $   888,428
                                                                  ===========

     Changes in standard measure of discounted future net cash flows from proved gas reserves:

     Standardized measure - beginning of year                     $     --
     Purchase of reserves in place                                    652,628
     Sales of gas produced, net of production costs                   235,800
                                                                  -----------
     Standardized measure - end of year                           $   888,428
                                                                  ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


N.   TRANSITION PERIOD COMPARATIVE DATA

     The following table presents certain financial information for the seven months ended December 31, 2002 and 2001, respectively:

                                                              Seven Months Ended
                                                                  December 31,
                                                         ------------------------------
                                                             2002              2001
                                                         ------------      ------------
                                                                            (Unaudited)

     Revenues                                            $  1,027,600      $  1,073,300

     Costs and expenses                                     4,535,400         4,823,500
                                                         ------------      ------------
     Operating loss                                        (3,507,800)       (3,750,200)

     Other income and expenses                               (387,100)        1,005,000
                                                         ------------      ------------
     Loss before minority interest                         (3,894,900)       (2,745,200)

     Minority interest in loss of subsidiaries                 54,800            24,500
     Loss before income taxes                              (3,840,100)       (2,720,700)

     Provision for income taxes                                  --                --
                                                         ------------      ------------
     Net loss from continuing operations                   (3,840,100)       (2,720,700)

     Discontinued operations, net of tax                         --              10,300
     Net loss                                              (3,840,100)       (2,710,400)

     Preferred stock dividends                                   --             (75,000)
                                                         ------------      ------------
     Net loss available to common stock shareholders     $ (3,840,100)     $ (2,785,400)
                                                         ============      ============

     PER SHARE DATA:
          Revenues                                       $       0.11      $       0.13

          Operating loss                                        (0.32)            (0.45)

          Loss from continuing operations                       (0.36)            (0.33)

          Net loss                                              (0.36)            (0.33)

          Preferred Stock dividends                              --               (0.01)
                                                         ------------      ------------
          Net loss available to common stock
             shareholders                                $      (0.36)     $      (0.34)
                                                         ============      ============

     Weighted average common shares outstanding
          Basic                                            10,770,658         8,386,672
                                                         ============      ============

          Diluted                                          10,770,658         8,386,672
                                                         ============      ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)


O.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                               Three Months Ended
                                         Month Ended      ------------------------------
                                         December 31,     November 30,       August 31,
                                            2002              2002              2002
                                        ------------      ------------      ------------

Operating Revenues                      $     92,400      $    442,400      $    492,800

Operating (loss)                        $   (691,200)     $ (1,556,600)     $ (1,260,000)

Loss from continuing operations         $ (1,453,600)     $ (1,264,700)     $ (1,121,800)

Discontinued operations, net of tax     $       --        $       --        $       --
                                        ------------      ------------      ------------

Net loss                                $ (1,453,600)     $ (1,264,700)     $ (1,121,800)
                                        ============      ============      ============

Loss per Share, basic
     Continuing operations              $      (0.14)     $      (0.12)     $      (0.10)
     Discontinued operations            $       --        $       --        $       --
                                        ------------      ------------      ------------
                                        $      (0.14)     $      (0.12)     $      (0.10)
                                        ============      ============      ============

Basic weighted average
     shares outstanding                   10,766,672        10,765,889        10,761,093

Loss per share, diluted
     Continued operations               $      (0.14)     $      (0.12)     $      (0.10)
     Discontinued operations            $       --        $       --        $       --
                                        ------------      ------------      ------------
                                        $      (0.14)     $      (0.12)     $      (0.10)
                                        ============      ============      ============

Diluted weighted average
     shares outstanding                   10,766,672        10,765,889        10,761,093

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, MAY 31, 2002 AND MAY 31, 2001
                                   (CONTINUED)



                                                                  Three Months Ended
                                        -------------------------------------------------------------------
                                            May 31,       February 28,      November 30,       August 31,
                                             2002             2002              2001              2001
                                        ------------      ------------      ------------      ------------

Operating Revenues                      $    408,800      $    238,700      $    724,200      $    632,400

Operating (loss)                        $ (1,588,300)     $ (3,066,700)     $ (1,197,600)     $ (1,601,600)

Loss from continuing operations         $ (1,109,700)     $ (3,172,000)     $   (550,900)     $ (1,349,100)

Discontinued operations, net of tax     $    (22,200)     $     (9,600)     $    (37,300)     $    (16,800)
                                        ------------      ------------      ------------      ------------

Net loss                                $ (1,131,900)     $ (3,181,600)     $   (588,200)     $ (1,365,900)
                                        ============      ============      ============      ============

Loss per Share, basic
     Continuing operations              $      (0.10)     $      (0.32)     $      (0.07)     $      (0.17)
     Discontinued operations            $      (0.01)     $       --        $       --        $       --
                                        ------------      ------------      ------------      ------------
                                        $      (0.11)     $      (0.32)     $      (0.07)     $      (0.17)
                                        ============      ============      ============      ============

Basic weighted average
     shares outstanding                   10,579,828         9,837,494         8,580,904         8,192,316

Loss per share, diluted
     Continued operations               $      (0.11)     $      (0.32)     $      (0.07)     $      (0.17)
     Discontinued operations            $      (0.01)     $       --        $       --        $       --
                                        ------------      ------------      ------------      ------------
                                        $      (0.11)     $      (0.32)     $      (0.07)     $      (0.17)
                                        ============      ============      ============      ============

Diluted weighted average
     shares outstanding                   10,579,828         9,837,494         8,580,904         8,192,316

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

Denver, Colorado
February 28, 2003

                                U.S. ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Balance      Additions
                           beginning     charged to                  Balance end
                           of period      expenses     Deductions     of period
                           ---------     ----------    ----------    -----------

May 31, 2000               $  27,800     $ 708,600     $ 708,600     $  27,800
                                                                     =========

May 31, 2001               $  27,800          --            --       $  27,800
                                                                     =========

May 31, 2002               $  27,800       171,200       171,200     $  27,800
                                                                     =========

December 31, 2002          $  27,800          --            --       $  27,800
                                                                     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2002, we will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the captions "Proposal 1: Election of Directors," Filing of Reports Under Section 16(a)," and"Business Experience and Other Directorships of Directors and Nominees." The information regarding the remaining executive officers follows:

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

     The following are the two executive officers of USE as of the date of this Form 10-K; these persons devote their full time to the Company's business.

     ROBERT SCOTT LORIMER, age 52, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 401(f) listed proceeding.

     DANIEL P. SVILAR, age 74, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. On March 25, 2002, Mr. Svilar was appointed Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the captions "Executive Compensation" and "Director's Fees and Other Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2003, under the caption "Principal Holders of Voting Securities."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June, under the caption "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13A-14 of the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information potentially required to be included in the Company's SEC filings.

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

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions required with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(1)  The following financial statements are filed as a part of the Report in
     Item 8:

     Consolidated Financial Statements                                  Page No.
     U.S. Energy Corp. and Subsidiaries                                 --------

     Report of Independent Public Accountants
     Grant Thornton LLP.......................................................46

     Report of Independent Public Accountants
     Arthur Andersen LLP......................................................47

     Consolidated Balance Sheets - Seven Months Ended
     December 31, 2002, and May 31, 2002 and 2001..........................48-49

     Consolidated Statements of Operations
     for the Seven Months Ended December 31, 2002
     and the Years Ended May 31, 2002, 2001 and 2000.......................50-51

     Consolidated Statements of Shareholders'
     Equity for the Seven Months Ended December 31, 2002
     and the Years Ended May 31, 2002, 2001 and 2000.......................52-55

     Consolidated Statements of Cash Flows
     for the Seven Months Ended December 31, 2002
     and the Years Ended May 31, 2002, 2001 and 2000.......................56-57

     Notes to Consolidated Financial Statements............................58-95

     Report of Independent Certified
     Public Accountants on Schedule...........................................96

     Schedule II - Valuation and Qualifying Accounts..........................97

(2)  Not applicable.

(3) Exhibits Required to be Filed. Each individual exhibit filed herewith is sequentially paginated corresponding to the pagination of the entire Form 10-K. As a result of this pagination, the page numbers of documents filed herewith containing a table of contents will not be the same as the page number contained in the original hard copy.

ITEM 16.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

                                                                      SEQUENTIAL
EXHIBIT NO.   TITLE OF EXHIBIT                                         PAGE NO.
-----------   ----------------                                        ----------

3.1           USE Restated Articles of Incorporation.........................[2]

3.1(a)        USE Articles of Amendment to
              Restated Articles of Incorporation.............................[4]

3.1(b)        USE Articles of Amendment (Second)
              to Restated Articles of Incorporation
              (Establishing Series A Convertible Preferred Stock.............[9]

3.1(c)        Articles of Amendment (Third) to
              Restated Articles of Incorporation
              (Increasing number of authorized shares)......................[14]

3.2           USE Bylaws, as amended through April 22, 1992..................[4]

4.1           Amendment to USE 1998 Incentive
              Stock Option Plan (To include
              Family Transferability of Options
              Under SEC Rule 16b)...........................................[11]

4.2           USE 1998 Incentive Stock Option Plan
              and Form of Stock Option Agreement 1/99........................[8]

4.3           USE Restricted Stock Bonus Plan,
              as amended through 2/94........................................[5]

4.4           Form of Stock Option Agreement, and Schedule
              Options Granted January 1, 1996................................[6]

4.5           Form of Stock Option Agreement and Schedule,
              Options Granted January 10, 2001..............................[11]

4.6           Form of Investors' Warrant issued in
              February and March 2002, and
              List of Holders...............................................[21]

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

4.13          Form of Advisor Warrant dated November 2, 2001
              and List of Holders...........................................[14]

4.14          Form of Investor Warrant dated October 18, 2001
              and List of Holders...........................................[14]

4.15          Stock Option held by R. Jerry Falkner
              dated April 11, 2001..........................................[14]

4.16          Warrant held by Riches In Resources
              dated May 14, 2001............................................[14]

4.17          Stock Option held by R. Jerry Falkner dated
              October 11, 1999 and Amendment thereto........................[15]

4.18          Amendment dated April 25, 2002 to
              October 11, 1999 Stock Option
              Agreement held by R.  Jerry Falkner...........................[16]

4.19          USE 2001 Incentive Stock Option Plan
              with Form of Option Agreement.................................[18]

4.20          USE Schedule of Options
              Issued - 12/7/01 and 5/20/01..................................[18]

4.21          USE 2001 Officers' Stock Compensation Plan....................[18]

4.22          Warrant held by Tsunami Partners, L.P.........................[22]

4.23          Amendment dated December 10, 2002 to
              October 11, 1999 Stock Option
              Agreement held by R. Jerry Falkner............................[20]

4.24          Stock Option held by Robert Nicholas..........................[22]

4.25          Form of Warrant, Amendment
              thereto and List of Holders
              (Yellowstone Fuels Corp./USE Exchange)........................[22]

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

10.64         Purchase and Sale Agreement
              Bobcat Property...............................................[16]

10.65         Convertible Promissory Note and
              Security Agreement dated May 30, 2002.........................[17]

10.66         Convertible Promissory Note and
              Security Agreement dated November 19, 2002....................[19]

16.           Concurrence Letter from Arthur Andersen LLP
              on Change of Accounting Firms.................................[10]

21.1          Subsidiaries of Registrant....................................[11]

99.1          Certification Pursuant to 18 U.S.C. Section 1350.................*

99.2          Summary of reserve report of Ryder Scott Company,
              as of December 31, 2002, with consent............................*

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

[11] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended on May 31, 2001, filed August 29, 2001.

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

[15] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-83040), filed February 19, 2002.

[16] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement, amendment no. 1 (SEC File No. 333-83040), filed May 17, 2002.

[17] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K, filed June 6, 2002.

[18] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2002, filed September 13, 2002.

[19] Incorporated by reference from the like-numbered exhibit to the Registrant's Form 8-K, filed December 9, 2002.

[20] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement, amendment no. 4 (SEC File No. 333-83040), filed March 3, 2003.

[21] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-88584), filed March 10, 2003.

[22] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-103692), filed March 10, 2003.


(b)      Reports filed on Form 8-K.

         During the transition period ended December 31, 2002, the Registrant filed two reports on Form 8-K dated December 9, 2002 and December 18, 2002.

(c)  Required exhibits are attached hereto and listed above under Item 15(a)(3).

(d)  Required financial statement schedules are listed and attached hereto in
Item 15(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   U.S. ENERGY CORP.
(Registrant)


Date: March 28, 2003                        By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 2003                        By:    /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen, Director


Date: March 28, 2003                        By:    /s/  Keith G. Larsen
                                                 -------------------------------
                                                 Keith G. Larsen, Director


Date: March 28, 2003                        By:    /s/  Harold F. Herron
                                                 -------------------------------
                                                 Harold F. Herron, Director


Date: March 28, 2003                        By:    /s/  Don C. Anderson
                                                 -------------------------------
                                                 Don C. Anderson, Director


Date: March 28, 2003                        By:    /s/  Nick Bebout
                                                 -------------------------------
                                                 Nick Bebout, Director


Date: March 28, 2003                        By:    /s/  H. Russell Fraser
                                                 -------------------------------
                                                 H. Russell Fraser,
Director


Date: March 28, 2003                        By:    /s/  R. Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer,
                                                 Principal Financial Officer/
                                                 Chief Accounting Officer

                                  CERTIFICATION

     I, Robert Scott Lorimer, certify that:

1.   I have reviewed this transition report on Form 10-K of U.S. Energy Corp.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

         c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 28th day of March, 2003.



                                                  /s/  R. Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer
                                                 Chief Financial Officer

                                  CERTIFICATION

     I, John L. Larsen, certify that:

1.   I have reviewed this transition report on Form 10-K of U.S. Energy Corp.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

     c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 28th day of March, 2003.



                                                  /s/  John L. Larsen
                                                 -------------------------------
                                                 John L. Larsen,
                                                 Chief Executive Officer