Form 10-Q
period 2003-03-31
US ENERGY CORP
filed 2003-05-20
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  fiscal  quarter  ended  March  31,  2003  or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  from  ___________  to  ____________

Commission  file  number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

              Wyoming                                     83-0205516
------------------------------------      --------------------------------------
 State  or  other  jurisdiction  of                   (I.R.S.  Employer
  incorporation  or  organization)                   Identification  No.)

 877 North 8th West, Riverton, WY                           82501
------------------------------------      --------------------------------------
(Address of principal executive offices)                 (Zip  Code)

Company's telephone number, including area code:      (307)  856-9271
                                          --------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X     NO
                               ---        ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding  at  May  13,  2003
--------------------------------            ------------------------------------
Common  stock,  $.01  par  value                    12,294,750  Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                       Page  No.
PART  I.     FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.

             Condensed  Consolidated  Balance  Sheets
               March  31,  2003  and  December  31,  2002                    3-4

             Condensed  Consolidated  Statements  of
               Operations  for  the  Three  Months  Ended
               March  31,  2003  and  2002                                   5-6

             Condensed  Consolidated  Statements  of  Cash  Flows
               Three  Months  Ended  March  31,  2003  and  2002             7-8

             Notes  to  Condensed  Consolidated
               Financial  Statements                                        9-12

ITEM  2.     Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations          13-18

ITEM  4.     Controls  and  Procedures                                        18

PART  II.    OTHER  INFORMATION

ITEM  1.     Legal  Proceedings                                               19

ITEM  2.     Changes  in  Securities  and  Use  of  Proceeds                  19

ITEM  6.     Exhibits  and  Reports  on  Form  8-K                            19

             Signatures                                                       20

             Certifications                                                21-22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                   March 31,      December 31,
                                                                     2003            2002
                                                                --------------  --------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $   1,123,400   $   1,741,000
  Accounts receivable:
    Trade, net of allowance of $27,800                              1,659,300       1,655,700
    Affiliates                                                        150,300         117,600
    Current portion of long-term notes                                117,200         165,900
    Assets held for resale and other                                1,081,100       1,061,100
    Inventory                                                          18,400          14,000
                                                                --------------  --------------
      Total current assets                                          4,149,700       4,755,300

INVESTMENTS:                                                        9,885,200       9,911,700

PROPERTIES AND EQUIPMENT                                           19,464,700      19,802,300
  Less accumulated depreciation
    depletion and amortization                                     (7,377,100)     (7,214,800)
      Net property and equipment                                   12,087,600      12,587,500

OTHER ASSETS:
  Notes receivable
    Employees                                                          12,900          48,800
  Deposits and other                                                  928,900         887,300
                                                                --------------  --------------
      Total other assets                                              941,800         936,100
                                                                --------------  --------------
  Total assets                                                  $  27,064,300   $  28,190,600
                                                                ==============  ==============

            See accompanying notes to condensed financial statements.


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 31,       December 31,
                                                                     2003            2002
                                                                --------------  --------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $   1,407,800   $   1,592,800
  Prepaid drilling costs                                               74,800         134,400
  Current portion long-term debt                                      270,900         317,200
                                                                --------------  --------------
    Total current liabilities                                       1,753,500       2,044,400

LONG-TERM DEBT                                                      2,915,100       2,820,600

ASSET RETIREMENT OBLIGATIONS                                        7,382,800       8,906,800

OTHER ACCRUED LIABILITIES                                           2,269,500       2,319,900

DEFERRED TAX LIABILITY                                              1,144,800       1,144,800

MINORITY INTERESTS                                                    549,700         587,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
  465,880 and 500,788 shares issued, forfeitable until earned       2,726,600       3,009,900

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; unlimited shares
    11,966,278 and 11,826,396 shares issued respectively              119,700         118,300
  Additional paid-in capital                                       49,553,000      48,877,100
  Accumulated deficit                                             (38,099,000)    (38,407,700)
  Treasury stock at cost
    964,725 and 959,725 shares respectively                        (2,760,900)     (2,740,400)
  Unallocated ESOP contribution                                      (490,500)       (490,500)
    Total shareholders' equity                                      8,322,300       7,356,800
                                                                --------------  --------------
  Total liabilities and shareholders' equity                    $  27,064,300   $  28,190,600
                                                                ==============  ==============

            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended March 31,
                                           ----------------------------

                                                2003          2002
                                            ------------  ------------
OPERATING REVENUES:
  Motel and real estate operations          $   175,000   $   162,700
  Gas sales                                     140,000            --
  Management fees                               113,600        62,900
                                            ------------  ------------
                                                428,600       225,600

OPERATING COSTS AND EXPENSES:
  Motel and real estate operations              260,400       170,000
  Gas operations                                150,800        24,900
  Mine holding costs                            303,000       286,000
  General and administrative                    999,300     1,203,300
                                              1,713,500     1,684,200
                                            ------------  ------------

OPERATING LOSS                               (1,284,900)   (1,458,600)

OTHER INCOME AND EXPENSES:
  (Loss) gain on sale of assets                  (5,000)      142,700
  Interest income                               172,400       141,100
  Interest expense                             (227,100)      (81,200)
                                            ------------  ------------
                                                (59,700)      202,600
                                            ------------  ------------

LOSS BEFORE MINORITY INTEREST,
  PROVISION FOR INCOME TAXES,
  DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE     (1,344,600)   (1,256,000)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                      37,700         5,700
                                            ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES,
  DISCONTINUED OPERATIONS AND,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE     (1,306,900)   (1,250,300)

            See accompanying notes to condensed financial statements.


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (CONTINUED)
                                  (UNAUDITED)

                                           Three Months Ended March 31,
                                           ----------------------------
                                                2003          2002
                                            ------------  ------------
PROVISION FOR INCOME TAXES                           --            --
                                            ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS          (1,306,900)   (1,250,300)

DISCONTINUED OPERATIONS, NET OF TAX                  --        (8,100)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                           1,615,600            --
                                            ------------  ------------

NET INCOME (LOSS)                           $   308,700   $(1,258,400)
                                            ============  ============

PER SHARE DATA:
NET INCOME (LOSS) PER SHARE, BASIC
  FROM CONTINUED OPERATIONS                 $     (0.12)  $     (0.13)
  FROM DISCONTINUED OPERATIONS                       --            --
  FROM EFFECT OF ACCOUNTING CHANGE                 0.15            --
                                            ------------  ------------
                                            $      0.03   $     (0.13)
                                            ============  ============

NET INCOME (LOSS) PER SHARE, DILUTED
  FROM CONTINUED OPERATIONS                 $     (0.12)  $     (0.13)
  FROM DISCONTINUED OPERATIONS                       --            --
  FROM EFFECT OF ACCOUNTING CHANGE                 0.15            --
                                            ------------  ------------
                                            $      0.03   $     (0.13)
                                            ============  ============

BASIC WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                      10,881,394     9,837,494
                                            ============  ============

DILUTED WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                      11,385,593     9,837,494
                                            ============  ============

            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Three Months Ended March 31,
                                                       ----------------------------

                                                            2003          2002
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   308,700   $(1,258,400)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest in loss of
        consolidated subsidiaries                           (37,700)        5,700
      Depreciation and amortization                         170,400       181,200
      Accretion of asset retirement obligations              91,600            --
      Noncash services                                      105,800        14,400
      Amortization of debt discount                         131,200            --
      Loss (gain) on sale of assets                           5,000      (142,700)
      Noncash cumulative effect of accounting change     (1,615,600)           --
      Noncash compensation                                  133,600       409,000
      Net changes in assets and liabilities                (233,600)     (475,500)
                                                        ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES:                     (940,600)   (1,266,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration of coalbed methane gas properties             (29,300)      230,600
  Proceeds from sale of gas interests                       375,000       375,000
  Proceeds from sale of property and equipment                6,300       191,000
  Net change in restricted investments                       26,500        31,000
  Purchase of property and equipment                         (1,200)      (22,700)
  Net change in investments in affiliates                        --        28,600
                                                        ------------  ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES:                  377,300       833,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     52,400       979,600
  Proceeds from third party debt                              2,600            --
  Repayments of third party debt                           (109,300)     (170,600)
                                                        ------------  ------------

NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES:                                    (54,300)      809,000
                                                        ------------  ------------

            See accompanying notes to condensed financial statements.


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)
                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2003          2002
                                                        ------------  ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                     (617,600)      376,200

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     1,741,000     2,107,300
                                                        ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $ 1,123,400   $ 2,483,500
                                                        ============  ============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                         $   227,100   $    81,200
                                                        ============  ============

  Income tax paid                                       $        --   $        --
                                                        ============  ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets through issuance of debt        $    26,300   $    99,700
                                                        ============  ============

  Acquisition of assets through issuance of stock       $        --   $    48,400
                                                        ============  ============

  Issuance of stock as deferred compensation            $   151,900   $   261,300
                                                        ============  ============

  Issuance of stock for retired employees               $   435,200   $        --
                                                        ============  ============

  Issuance of stock for services                        $    84,000   $    14,400
                                                        ============  ============

  Satisfaction of receivable - employee
    with stock in company                               $    20,500   $    20,600
                                                        ============  ============

            See accompanying notes to condensed financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1) The Condensed Consolidated Balance Sheet as of March 31, 2003 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2002 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principal in 2003) necessary to present fairly the financial position of the Company as of March 31, 2003 and 2002 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-K. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     3) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx")(90%), Crested Corp. ("Crested")(70.5%), Plateau Resources Limited ("Plateau")(100%), Sutter Gold Mining Co. ("SGMC")(66.3%), Yellow Stone Fuels Corp. ("YSFC")(35.9%), Four Nines Gold, Inc. ("FNG")(50.9%), Northwest Gold, Inc. ("NWG")(96%), Rocky Mountain Gas, Inc.("RMG")(91.5%) and the USECC joint venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

     4) Accrued asset retirement obligations and holding costs of $7,382,800 at March 31, 2003 and $8,906,800 at December 31, 2002 are primarily the reclamation liability at the SMP mining properties and the reclamation and holding liabilities at the Shootaring Uranium Mill. The reclamation of these properties will not be completed until such time as all the uranium mineralization contained in the properties is produced or the properties are abandoned. The reclamation work may be performed over several years and is bonded with either cash or certain of the Company's real estate assets.

     5) Components of Properties and Equipment at March 31, 2003 consist of coalbed methane properties, land, buildings and equipment.

                                                    Accumulated
                                                    Amortization
                                       Cost       and Depreciation    Net Value
                                    -----------  ------------------  -----------

Coalbed methane and oil properties  $ 6,363,800  $      (1,885,600)  $ 4,478,200
Buildings, land and equipment        13,100,900         (5,491,500)    7,609,400
                                    -----------  ------------------  -----------
                                    $19,464,700  $      (7,377,100)  $12,087,600
                                    ===========  ==================  ===========

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     6) On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc. ("CCBM"), a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. of Houston, Texas. CCBM has a right to purchase an undivided 50% interest as part of the purchase and sale agreement in all of RMG's existing coalbed properties. CCBM signed a $7,500,000 Promissory Note payable in principal amounts of $125,000 per month plus interest at 8% per year over 41 months (starting July 31, 2001) with a balloon payment due in the forty-second month. At March 31, 2003, the payments under the CCBM note were current.

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share, is based on the weighted average number of common shares outstanding during the period.

     8) The Internal Revenue Service (IRS) has audited and closed the Company's tax years through May 31, 2000 with no change in the amount of tax due.

     9) Certain reclassifications have been made in the December 31, 2002 financial statements to conform to the classifications used in March 31, 2003.

     10) The Company has shut down the mine properties for which it is responsible for the reclamation expense. These expenses are scheduled to be completed over the next seven years. The Company cannot predict the exact amount of such future reclamation liabilities. Estimated future reclamation costs are based upon the Company's best engineering estimates and legal and regulatory requirements.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is recorded. The statement further requires that the Company review the liability each quarter and determine its accurateness as well as accrete the total liability on a quarterly basis for the full value of the liability.

     The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for these properties. All accretion amounts will therefore be expensed in the quarter in which they are recorded.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

     Balance  December  31,  2002                    $   8,906,800
     Impact  of  adoption  of  SFAS  No.  143           (1,615,600)
     Addition  to  Liability
     Liability  Settled
     Accretion  Expense                                     91,600
                                                     -------------
     Balance  March  31,  2003                       $   7,382,800

     The following table shows what the Company's net income (loss) and net income (loss) per share would have been in the first quarter of 2002 if the provisions of SFAS No. 143 had been applied in that period, compared with net income (loss) and net income (loss) per share recorded in the first quarter of 2003.

                                   Three  Months  Ended  March  31,
                                    --------------------------------

                                           2003          2002
                                       ------------  ------------
NET INCOME (LOSS):
  Reported net income (loss)           $   308,700   $(1,258,400)
    Cumulative effect of adoption
      of SFAS No. 143                   (1,615,600)           --
  Pro-Forma SFAS No. 143 accretion              --      (103,000)
                                       ------------  ------------
Adjusted net income (loss)             $(1,306,900)  $(1,361,400)
                                       ============  ============


PER SHARE OF COMMON STOCK:
  Reported net income (loss)-basic     $      0.03   $     (0.13)
    Cumulative effect of adoption
      of SFAS No. 143                        (0.15)           --
  Pro-Forma SFAS No. 143 accretion              --         (0.01)
                                       ------------  ------------
Adjusted net income (loss) - basic     $     (0.12)  $     (0.14)
                                       ============  ============

  Reported net income (loss)-diluted          0.03         (0.13)
    Cumulative effect of adoption
      of SFAS No. 143                        (0.15)           --
  Pro-Forma SFAS No. 143                        --         (0.01)
                                       ------------  ------------
Adjusted net income (loss)-diluted     $     (0.12)  $     (0.14)
                                       ============  ============

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.


     11) The Accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2003. In addition, we have used, rather than provided, cash in our operations.

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

                        U.S. ENERGY CORP. & SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF  OPERATIONS.
         --------------

     The following is Management's Discussion and Analysis of significant factors, which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     OIL AND GAS PRODUCING ACTIVITIES - Through our subsidiary, Rocky Mountain Gas, Inc. ("RMG") we follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value, discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     The discounted present value of our proved natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments.
Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates are prepared by independent consultants. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in a full cost write-down. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     SFAS NO. 143 - The Company has implemented the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003. The statement requires the Company to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. The Company's reclamation liabilities on its mining and oil and gas properties are subject to SFAS No. 143. See note 10 of the interim financial  statements  for  details  of  the  adoption.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statements did not have a material impact on the Company's financial condition or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities." Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interest acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company is currently evaluating the impact FIN 46 is expected to have on the Company's financial condition or results of operations.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the three months ended March 31, 2003, the Company relied upon cash that it had on hand at December 31, 2002 and the receipt of cash payments on a note for the sale of coal bed methane properties to fund operations. As a result our cash position decreased by $617,600 during the quarter ended March 31, 2003 to a cash balance of $1,123,400. Operating and Financing activities consumed $940,600 and $54,300, respectively during the three months ended March 31, 2003 while Investing activities provided $377,300 during the same period.

     The reduction of cash was the primary reason that working capital decreased by $314,700 during the three months ended March 31, 2003. Cash was applied to operations but also was used to reduce accounts payable, prepaid drilling costs and long term debt by $290,900 during the quarter ended March 31, 2003.

     Operations during the three months ended March 31, 2003, resulted in net income of $308,700. The major noncash components of the net income during the three months ended March 31, 2003 were: depreciation and amortization of $170,400; noncash services of $105,800; noncash compensation of $133,600; loss on sale of assets of $5,000; amortization of debt discounts of $131,200, the net change (reduction) in assets and liabilities of $233,600 and the noncash reduction of the asset retirement obligation.

     Noncash services relate to the amortization of compensation paid to a financial consultant in a prior period, which is being amortized over the life of the consulting contract and the payment of legal services through the issuance of common stock. Noncash compensation is the amortization compensation relating to forfeitable shares of the Company's stock pursuant to an approved stock bonus program and the funding of the employee ESOP retirement plan.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation". As a result of the valuation made to implement SFAS No. 143, the Company recognized $1,615,600 in income as the valuation of the reclamation liability was over accrued. The Company also recorded an accretion expense of its total reclamation liability of $91,600 during the three months ended March 31, 2003.

     The Company entered into two convertible debt agreements during prior periods. The two combined debts total $1.5 million dollars and are convertible at the owners' option into common stock of the Company. The owners of the convertible debt also have options to purchase shares of the Company's common stock. Due to these beneficial conversion features of the debt, a discount was recognized on the debt. The discount is amortized over the term of the debt. Depreciation consists of ongoing depreciation of the Company's buildings and equipment and the amortization of capitalized costs relating to producing coal bed methane gas properties owned by RMG.

     Investing activities provided $377,300 during the three months ended March 31, 2003. The primary components of this increase in cash were proceeds from the sale of coalbed methane interests of $375,000; proceeds from the sale of equipment of $6,300, and a decrease in restricted investments of $26,500. The Company through its subsidiary RMG, invested an additional $29,300 in the coal bed methane business during the three months ended March 31, 2003.

     Financing activities consumed $54,300 during the three months ended March 31, 2003. Cash was used to reduce long term debt by $109,300. The only offset of any significance to this use of cash was the receipt of cash when one of the Company's consultants exercises his option to purchase his shares.

CAPITAL  RESOURCES

     The primary sources of our capital resources are cash on hand; collection of receivables; receipt of monthly payments from CCBM, Inc. ("CCBM") for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and exploration programs; projected production from RMG's coalbed methane properties; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership interest in exploration properties; proceeds under the line of credit; equity financing of the Company's subsidiaries, and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation.

     Drilling and exploration capital requirements of RMG will be initially funded during the balance of 2003 from the CCBM work commitment. As of March 31, 2003, there was a balance of $1,711,200 available to RMG under the CCBM work commitment. Of this amount, CCBM is committed to expend $831,200, on behalf of RMG. There was also a balance of $4,875,000 at March 31, 2003 due from CCBM under its purchase agreement. Under the terms of the promissory note, this amount will continue to be paid at the rate of $125,000 per month plus interest until November 2004 at which time a balloon payment of $2,375,000 is due. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties.

     The Company, RMG and CCBM are actively seeking additional financing to acquire additional coalbed methane acreage and complete the drilling on existing properties as well as expand current operations. No assurance can be given that such financing efforts will be successful. Management of the Company however believes that the future of the natural gas business is very good and that financing will be available at some point to develop RMG's properties.

     The Company has shut down its mines and has discontinued its mining and construction operations. It therefore has surplus equipment and building from these operations. During fiscal 2001 and 2002, the Company sold the majority of its surplus equipment. In addition, the Company owns various raw land, which is held as investment property or was intended to be used in mining operations. These properties are no longer needed for the core business of the Company and will be sold.

     The  Company  continues  to market home and mobile home lots at the Ticaboo
Townsite in southern Utah. These fully developed properties are not important to the operations of the company. The lots were a portion of the assets that the Company acquired when it purchased the Shootaring uranium mill and Ticaboo townsite. The Company has also listed the commercial operations at Ticaboo for sale. It is the present intention of management of the Company to sell this commercial property.

     We currently have a $750,000 line of credit with a commercial bank. At March 31, 2003, the entire line of credit was available to the Company. We also have a $500,000 line of credit through our affiliate Plateau Resources Ltd ("Plateau"). This line of credit is for the development of the Ticaboo Townsite. Plateau has drawn down $300,000 of this financing facility, which is repayable over 10 years. All payments on these lines of credit are current as of the filing date of this Report.

     We  have  been  involved  in  litigation  with  Nukem, Inc. involving Sheep
Mountain Partners, ("SMP") for the past twelve years. On May 1, 2003, the Company received the Accounting as ordered by the U.S. District Federal Court. The Accounting was filed under seal. The Company has until May 27, 2003 to file any objections it may have to the accounting.

CAPITAL  REQUIREMENTS

EXPLORATION  OF  COALBED  METHANE  PROPERTIES
---------------------------------------------

     The majority of the 2003 exploration costs associated with the coalbed methane properties of RMG has been funded through the CCBM agreement. Under the CCBM purchase and sale agreement, if properties are drilled that are owned 50% by RMG, we may be required to fund the drilling costs for the interest ownership of the remaining non-participating parties. Should we be required to fund any non-participating entities portion of the exploration programs, there is a back-in provision on each property, which gives RMG a disproportionate amount of the production revenues until our cost and additional amounts are recovered before the non-participating parties begin to receive production funds.

MAINTAINING  MINERAL  PROPERTIES
--------------------------------

     SMP  URANIUM  PROPERTIES

     The holding costs associated with the uranium properties formerly owned by Sheep Mountain Partners ("SMP"), are approximately $28,000 per month. We continue to implement cost cutting measures to reduce the holding costs while at the same time preserving the properties. We have begun the process of reclamation on certain of these properties and will continue to do work during 2003. It is estimated that approximately $50,000 in reclamation work will be completed on the SMP properties during 2003.

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     Plateau owns the Ticaboo Townsite, which includes a motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made during fiscal 2001, to lease out all but the motel operation. This decision relieved us of the obligation and expense of employees, inventory and risk of loss from the business operations.

     Additionally, Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale of the uranium mill.

     SUTTER  GOLD  MINING  COMPANY  PROPERTIES  ("SGMC")

     We have one employee at the SGMC properties to preserve the core properties. SGMC is in the process of selling certain of the non-essential land positions that it has acquired. SGMC is also considering other alternatives such as equity financing or obtaining industry partners to develop the property.

     Carrying values for the SGMC properties, as of March 31, 2003, are lower than the fair market value of the properties. These assets consist primarily of raw land that was purchased for a mill tailings cell but was no longer needed under the new mine development plan. A portion of this land was sold in December 2002.

     The  SGMC  properties  contain  no  proven  or  probable  reserves.

DEBT  PAYMENTS
--------------

     Debt to non-related parties at March 31, 2003 was $3,186,000. Payment requirements on the convertible debt referenced above during the balance of 2003 is $90,000 of interest. Principle due under other long term debt during 2003 total $270,900.

RECLAMATION  COSTS
------------------

     The asset retirement obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $50,000 of reclamation work on the SMP properties and $100,000 on the southern Utah mine uranium mine properties will be performed during 2003. The Company has submitted a reclamation plan to the Nuclear Regulatory Commission ("NRC") for the reclamation of the Shootaring Uranium Mill. As of March 31, 2003, the plan has not been approved by the NRC. The Company has requested the release of cash held as restricted investments to perform this work. The Company has proposed in the reclamation plan to complete $2,100,100 of work before December 31, 2003. This work will not be completed unless the NRC agrees to release the funds from the $9.9 million held in investment accounts for the reclamation and standby costs of the Shootaring Uranium Mill.

     The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at March 31, 2003 is $5,225,200, which is reflected on the Balance Sheet as a reclamation liability. This liability is fully funded by cash investments that are recorded as long term restricted assets.

     The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at March 31, 2003 are $2,084,400 and are covered by a reclamation bond which is secured by a pledge of certain of our real estate assets.

RESULTS  OF  OPERATIONS
-----------------------

     During the three months ended March 31, 2003, the Company recorded an operating loss of $1,284,900 as compared to an operating loss of $1,458,600 for the three months ended March 31, 2002. Major components of this decrease of $265,300 in the operating loss were increased revenues from motel and real estate operations of $12,300; natural gas sales of $140,000 and management fees of $50,700; along with reductions in mine holding costs of $28,400, and General and Administrative Expenses of $203,900.

     These changes are as a result of the Company's business model to exit the uranium mining business and to become a natural gas producer. The Company's business plan has called for reduced overhead while at the same time producing natural gas as quickly as possible. The implementation of these plans has resulted in the aforementioned changes in the operating loss.

     Other interest expense increased by $145,900 during the three months ended March 31, 2003 over the same three month period of the previous year as a result of the payment of interest on the convertible notes discussed above and the amortization of the discount on those convertible notes. Interest income decreased by $31,300 during the three months ended March 31, 2003 from the amount of interest revenue recognized during the same period of the previous year as a result of lower interest rates on cash deposits.

     The Company recorded noncash income of $1,615,600 during the three months ended March 31, 2003 as a result of the implementation of SFAS No. 143. The Company also recorded an accretion expense of the reclamation liability of $91,600 during the three months ended March 31, 2003.

     The Company recognized net income of $308,700 or $0.03 per share during the three months ended March 31, 2003. During the prior year first quarter ended March 31, 2002, the Company recognized a loss of $1,258,400 or $0.13 per share. Although this improvement in profitability was as a result of the effect of an accounting change, the adoption of SFAS No. 143, management of the Company believes that the Company's trend to profitable operations will continue as it continues to implement its business plan and the price of natural gas remains stable or increases along with increases in the volume of natural gas produced.

ITEM  4.     CONTROLS  AND  PROCEDURES

     In the 90 day period before the filing of this report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to e disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officers of the Company, as appropriate to allow those person to make timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     There have been no material developments in the Legal Proceedings since they were last reported by the Company in Item 3 of its December 31, 2002 Form 10-K except in the Sheep Mountain Partners Arbitration litigation. On May 1, 2003, the Special Master filed under seal his Report of the Results of Accounting ordered by the U.S. District Court of Colorado. The details of the Report will not be made public until permitted by the Court.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

     During the quarter ended March 31, 2003, the Company issued 61,596 shares of restricted common stock: 3,891 shares to outside directors; 13,705 shares to two attorneys in partial payment of services; 20,000 shares on exercise of an option held by R.J. Falkner, and 24,000 shares issued to a public relations firm (4,000 shares released to the firm, 20,000 held by the Company to be released as earned by the firm).

     The dollar values of the issuances were: $14,400 for stock to directors (market value at issue date); $45,900 for the attorney services (market value at issue date); $52,400 for the exercise price of Falkner's option, and $84,000 for the 24,000 shares issued to the public relations firm. No commissions were paid in connection with any of these issuances.

     Also, 78,286 shares were re-categorized from "forfeitable" to regular outstanding stock, and issued to Max Evans' estate. Mr. Evans had been an officer and director of Crested Corp.; he passed away in 2002.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)     Exhibits.

             99.1 Certification Pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. The Company filed three reports on Form 8-K for the quarter ended March 31, 2003. The events reported were as follows:

          1. The report filed on January 7, 2003, under Item 5, referenced the company's subsidiary, Rocky Mountain Gas, Inc. (RMG) entering into an Option Agreement to acquire in excess of 10,000 gross acres of proven and undeveloped coalbed methane (CBM) properties in the Power River Basin of Wyoming;

          2. The report filed on February 7, 2003, under Item 5, referenced RMG entering into an option to acquire some 40,000 acres of CBM properties in the Powder River Basin of Wyoming, and

          3. The report filed on February 19, 2003, under Item 5, referenced the U.S. District Court of Colorado granting the Special Master in the Nukem accounting case, an extension of time to file his report to April 11, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       U.S.  ENERGY  CORP.
                                       (Company)



Date:  May  13,  2003                  By:  /s/ John L. Larsen
                                          --------------------------------------
                                            JOHN  L.  LARSEN,
                                            CHAIRMAN  and  CEO




Date:  May  13,  2003                  By:  /s/ Robert Scott Lorimer
                                          --------------------------------------
                                            ROBERT  SCOTT  LORIMER
                                            Principal  Financial  Officer  and
                                            Chief  Accounting  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED  this  13th  day  of  May,  2003.




                                         /s/ Robert Scott Lorimer
                                       -----------------------------------------
                                       Robert  Scott  Lorimer,
                                       Chief  Financial  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED  this  13th  day  of  May,  2003.





                                         /s/John L. Larsen
                                       -----------------------------------------
                                       John  L.  Larsen,
                                       Chief  Executive  Officer