Form 10-Q
period 2003-06-30
US ENERGY CORP
filed 2003-08-19
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934   For  the  fiscal  quarter  ended  June  30,  2003  or
[ ]  Transition  report  pursuant to section  13 or 15(d) of the Securities
     Exchange Act of 1934    For the transition period from ________ to ________

Commission  file  number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)
              Wyoming                                       83-0205516
--------------------------------------          --------------------------------
     (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation  or  organization)                  Identification  No.)

     877 North 8th West, Riverton, WY                          82501
-------------------------------------           --------------------------------
(Address of principal executive offices)                    (Zip  Code)

Company's telephone number, including area code:          (307)  856-9271
                                                --------------------------------

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

                                YES  X  NO
                                    ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                YES     NO  X
                                    ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES     NO
                                    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding  at  August  18,  2003
--------------------------------            ------------------------------------
Common  stock,  $.01  par  value                      12,535,479  Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

PART  I.     FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.                                     Page No.

             Condensed  Consolidated  Balance  Sheets
                June  30,  2003  and  December  31,  2002 . . . . . . . . . .3-4

             Condensed  Consolidated  Statements  of
                Operations  for  the  Three  and  Six  Months  Ended
                June  30,  2003  and  2002 . . . . . . . . . . . . . . . . . 5-6

             Condensed  Consolidated  Statements  of  Cash  Flows
                Six  Months  Ended  June  30,  2003  and  2002 . . . . . . . 7-8

             Notes  to  Condensed  Consolidated
                Financial  Statements . . . . . . . . . . . . . . . . . . . 9-11

ITEM  2.     Management's  Discussion  and  Analysis  of
                Financial  Condition  and  Results  of  Operations . . . . 12-21

ITEM  4.     Controls  and  Procedures . . . . . . . . . . . . . . . . . . . .21

PART  II.    OTHER  INFORMATION

ITEM  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . 22

ITEM  2.     Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . .22

ITEM  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . .23

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

             Certifications . . . . . . . . . . . . . . . . . . . . . . . .25-28

                          PART I. FINANCIAL INFORMATION


ITEM  1.   FINANCIAL  STATEMENTS

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          June 30,     December 31,
                                                            2003          2002
                                                       ------------  --------------
                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 3,609,600   $   1,741,000
  Accounts receivable
    Trade, net of allowance of $27,800                     402,600       1,655,700
    Affiliates                                             164,000         117,600
  Current portion of long-term notes receivable, net        93,700         165,900
  Assets held for resale & other                         1,219,300       1,061,100
  Inventory                                                 19,300          14,000
                                                       ------------  --------------
    Total current assets                                 5,508,500       4,755,300

INVESTMENTS:
  Non-affiliated company                                   922,600              --
  Restricted investments                                 9,941,300       9,911,700
                                                       ------------  --------------
    Total investments and advances                      10,863,900       9,911,700

PROPERTIES AND EQUIPMENT:                               16,266,300      19,802,300
  Less accumulated depreciation,
    depletion and amortization                          (7,345,000)     (7,214,800)
                                                       ------------  --------------
    Net property and equipment                           8,921,300      12,587,500

OTHER ASSETS:
  Notes receivable employees                                 6,800          48,800
  Deposits and other                                       856,900         887,300
                                                       ------------  --------------
    Total other assets                                     863,700         936,100
                                                       ------------  --------------
                                                       $26,157,400   $  28,190,600
                                                       ============  ==============


            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  June 30,      December 31,
                                                                   2003            2002
                                                                -------------  --------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $  1,264,300   $   1,592,800
  Prepaid drilling costs                                              55,900         134,400
  Current portion of long-term debt                                  205,600         317,200
                                                                -------------  --------------
    Total current liabilities                                      1,525,800       2,044,400

LONG-TERM DEBT                                                     2,488,100       2,820,600

ASSET RETIREMENT OBLIGATIONS                                       7,474,500       8,906,800

OTHER ACCRUED LIABILITIES                                          2,208,900       2,319,900

DEFERRED TAX LIABILITY                                             1,144,800       1,144,800

MINORITY INTERESTS                                                   787,100         587,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,  $.01 par value
  465,880 and 500,788 shares issued, forfeitable until earned.     2,726,600       3,009,900

SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; unlimited shares authorized;
    12,176,538 and 11,826,396 shares issued, respectively            121,800         118,300
  Additional paid-in capital                                      51,266,000      48,877,100
  Accumulated deficit                                            (40,330,600)    (38,407,700)
  Treasury stock at cost,
    966,306 and 959,725 shares, respectively                      (2,765,100)     (2,740,400)
  Unallocated ESOP contribution                                     (490,500)       (490,500)
                                                                -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                         7,801,600       7,356,800
                                                                -------------  --------------
                                                                $ 26,157,400   $  28,190,600
                                                                =============  ==============


            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three months ended            Six months ended
                                                  June 30,                    June 30,
                                        -------------------------   --------------------------

                                            2003          2002          2003          2002
                                            ----          ----          ----          ----
OPERATING REVENUES:
  Real estate operations                $    65,300   $    70,200   $   179,400   $   159,600
  Gas sales                                 145,100        19,900       285,100        19,900
  Management fees                            30,900           100       144,500        63,000
                                        ------------  ------------  ------------  ------------
                                            241,300        90,200       609,000       242,500

OPERATING COSTS AND EXPENSES:
  Real estate operations                     51,000       134,200       131,500       142,500
  Gas operations                            140,500        71,200       291,300        96,100
  Mineral holding costs                     703,600       178,300     1,006,600       464,300
  General and administrative              1,765,000     1,226,400     2,764,300     2,429,700
  Provision for doubtful accounts                --       171,200            --       171,200
                                        ------------  ------------  ------------  ------------
                                          2,660,100     1,781,300     4,193,700     3,303,800
                                        ------------  ------------  ------------  ------------

OPERATING LOSS:                          (2,418,800)   (1,691,100)   (3,584,700)   (3,061,300)

OTHER INCOME & EXPENSES:
  Gain on sales of assets                    47,400        87,000        42,400       229,700
  Gain on sale of investment                 40,600            --        40,600            --
  Interest income                           182,100       168,800       354,500       309,900
  Interest expense                         (205,300)      (47,000)     (432,400)     (128,200)
                                        ------------  ------------  ------------  ------------
                                             64,800       208,800         5,100       411,400
                                        ------------  ------------  ------------  ------------

LOSS BEFORE MINORITY INTEREST,
  PROVISION FOR INCOME TAXES,
  DISCONTINUED OPERATIONS AND
  CUMMULATIVE EFFECT OF
  ACCOUNTING CHANGE:                     (2,354,000)   (1,482,300)   (3,579,600)   (2,649,900)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                 139,900        42,600       177,600        48,300
                                        ------------  ------------  ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
  DISCONTINUED OPERATIONS AND
  CUMMULATIVE EFFECT OF
  ACCOUNTING CHANGE                      (2,214,100)   (1,439,700)   (3,402,000)   (2,601,600)


            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three months ended           Six months ended
                                               June 30,                    June 30,
                                       -------------------------  --------------------------

                                          2003          2002          2003          2002
                                      ------------  ------------  ------------  ------------
PROVISION FOR INCOME TAXES                     --            --            --            --
                                      ------------  ------------  ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS.   (2,214,100)   (1,439,700)   (3,402,000)   (2,601,600)

DISCONTINUED OPERATIONS, NET OF TAX.      (17,400)      184,800      (136,400)       88,300

CUMMULATIVE EFFECT OF
  ACCOUNTING CHANGE                            --            --     1,615,600            --
                                      ------------  ------------  ------------  ------------

NET LOSS:                              (2,231,500)   (1,254,900)   (1,922,800)   (2,513,300)

PREFERRED STOCK DIVIDENDS             $        --   $        --   $        --   $   (11,500)
                                      ------------  ------------  ------------  ------------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS              $(2,231,500)  $(1,254,900)  $(1,922,800)  $(2,524,800)
                                      ============  ============  ============  ============

NET LOSS PER SHARE BASIC AND DILUTED
  FROM CONTINUED OPERATIONS                 (0.20)        (0.14)        (0.31)        (0.25)
  FROM DISCONTINUED OPERATIONS                 --          0.02         (0.01)         0.01
  FROM EFFECT OF ACCOUNTING CHANGE             --            --          0.14            --
                                      ------------  ------------  ------------  ------------
                                      $     (0.20)  $     (0.12)  $     (0.18)  $     (0.24)
                                      ============  ============  ============  ============

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING           10,916,971    10,664,312    10,967,229    10,512,484
                                      ============  ============  ============  ============


            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months Ended
                                                                       June 30,
                                                              --------------------------

                                                                  2003          2002
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,922,800)  $(2,524,800)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest in loss of consolidated subsidiaries     (177,600)      (48,300)
      Depreciation and amortization                               342,000       181,200
      Accretion of asset retirement obligations                   183,300            --
      Noncash services                                          1,048,900        14,400
      Amortization of debt discount                               262,300            --
      Gain on sale of assets                                       (8,700)     (142,700)
      Noncash cummulative effect of accounting change          (1,615,600)           --
      Noncash compensation                                        133,600       409,000
      Lease holding costs                                          50,000            --
      Net changes in assets and liabilities:                      748,800       475,000
                                                              ------------  ------------
NET CASH USED IN BY OPERATING ACTIVITIES                         (955,800)   (1,636,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration of coalbed methane gas properties                  (134,800)      230,600
  Proceeds from sale of gas interests                           2,586,200       375,000
  Proceeds from sale of property and equipment                     15,300       191,000
  Net change in restricted investments                            (29,600)       31,000
  Purchase of property and equipment                              (30,100)      (22,700)
  Net change in investments in affiliates                          46,000        50,900
                                                              ------------  ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       2,453,000       855,800

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          351,500       979,600
  Proceeds from issuance of stock by subsidiary                   650,000            --
  Proceeds from third party debt                                    2,600            --
  Repayments of third party debt                                 (632,700)     (170,600)
                                                              ------------  ------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                            371,400       809,000
                                                              ------------  ------------

NET INCREASE  IN
  CASH AND CASH EQUIVALENTS                                     1,868,600        28,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,741,000     2,420,200
                                                              ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 3,609,600   $ 2,448,800
                                                              ============  ============


            See accompanying notes to condensed financial statements.





                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months Ended
                                                                       June 30,
                                                              --------------------------

                                                                  2003          2002
                                                                  ----          ----

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                             $        --   $        --
                                                              ============  ============

  Interest paid                                               $   432,400   $    81,200
                                                              ============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Acquisition of assets through issuance of debt              $    26,300   $    99,700
                                                              ============  ============

  Acquisition of assets through issuance of stock             $        --   $    48,400
                                                              ============  ============

  Issuance of stock as deferred compensation                  $   151,900   $   261,300
                                                              ============  ============

  Issuance of stock to satisfy debt                           $   100,000   $        --
                                                              ============  ============

  Issuance of stock for retired employees                     $   435,200   $        --
                                                              ============  ============

  Issuance of stock for services                              $    84,000   $    14,400
                                                              ============  ============

  Satisfaction of receivable - employee
    with stock in company                                     $    20,500   $    20,600
                                                              ============  ============


            See accompanying notes to condensed financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1) The Condensed Consolidated Balance Sheet as of June 30, 2003 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2003 and 2002, respectively, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2002 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principal in 2003) necessary to present fairly the financial position of the Company as of June 30, 2003 and 2002; the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

     2) Certain reclassifications have been made in the December 31, 2002 financial statements to conform to the classifications used in June 30, 2003.

     3) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-K. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     4) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx")(90%), Crested Corp. ("Crested")(70.5%), Plateau Resources Limited ("Plateau")(100%), Sutter Gold Mining Co. ("SGMC")(66.3%), Yellow Stone Fuels Corp. ("YSFC")(35.9%), Four Nines Gold, Inc. ("FNG")(50.9%), Rocky Mountain Gas, Inc.("RMG")(89.5%) and the USECC joint venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

     5) The Internal Revenue Service (IRS) has audited and closed the Company's tax years through May 31, 2000 with no change in the amount of tax due.

     6) Components of Properties and Equipment at June 30, 2003 consist of coalbed methane properties, land, buildings and equipment.


                                                    Accumulated
                                                   Amortization
                                       Cost       and Depreciation    Net Value
                                    -----------  ------------------  -----------

Coalbed methane and oil properties  $ 3,164,100  $      (1,773,600)  $ 1,390,500
Buildings, land and equipment        13,102,200         (5,571,400)    7,530,800
                                    -----------  ------------------  -----------
                                    $16,266,300  $      (7,345,000)  $ 8,921,300
                                    ===========  ==================  ===========

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share, is based on the weighted average number of common shares outstanding during the period. Diluted earnings
                                      -9-
per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings
(loss) per share, because they were antidilutive, totaled $4,984,598 and 4,910,900 at June 30, 2003 and December 31, 2002, respectively.


     8) Accrued asset retirement obligations and holding costs of $7,474,500 at June 30, 2003 and $8,906,800 at December 31, 2002 are primarily the reclamation liability at the former SMP mining properties in Wyoming and the reclamation and holding liabilities at the Shootaring Uranium Mill in southern Utah.

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

     The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for these properties. All accretion amounts will therefore be expensed in the quarter in which they are recorded. Accretion expense of $91,700 was recorded for each of the three month periods ended March 31, 2003, and June 30, 2003.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited)


Balance December 31, 2002                $8,906,800
  Impact of adoption of SFAS No. 143     (1,615,600)
  Addition to Liability                          --
  Liability Settled                              --
  Accretion Expense - 8% discount rate      183,300
                                        ------------
  Balance June 30, 2003                 $ 7,474,500
                                        ============

     The following table shows what the Company's net loss and net loss per share would have been in the three and six months ended June 30, 2003 and 2002 as if the provisions of SFAS No. 143 had been applied in those periods.

                              Three Months Ended June 30,  Six Months Ended June 30,
                              --------------------------  --------------------------
                                  2003          2002          2003          2002
                              ------------  ------------  ------------  ------------
Pro-Forma net loss            $(2,231,500)  $(1,357,900)  $(3,538,400)  $(2,730,800)
                              ============  ============  ============  ============

Pro-Forma Earnings per share
  Basic and Diluted           $     (0.20)  $     (0.13)  $     (0.32)  $     (0.26)
                              ============  ============  ============  ============

     9) The Company has two Incentive Stock Option Plans in place as of June 30, 2003. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based
                                      -10-

Compensation", which requires the Company to record non-employee stock-based compensation at fair value. In December 2002, the FASB issued SFAS No. 148,
"Accounting for Stock Based Compensation - Transition and Disclosure". The Company has adopted the disclosure requirements of SFAS No 148 and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, any deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation will be amortized over the vesting period of each option. There were no options granted to employees under the two plans during either the three or six months ended June 30, 2003.

     10) Subsequent to the June 30, 2003, the Company sold its interest in the Ticaboo Townsite in southern Utah as the result of Plateau Resources Limited, a wholly-owned subsidiary of the Company entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company. The Agreement closed on August 14, 2003.

     The Cactus Group purchased all of the outstanding stock of Canyon for $3,470,000. Of that amount, $349,250 was paid in cash at closing and the balance of $3,120,750 is to be paid under the terms of a promissory note. Interest on the note is computed at 7.5% annually and the monthly payments are based on a twenty year amortization of the note balance with a balloon payment of $2,940,581 due in August 2008. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 in gross proceeds from the sale of either single family or mobile home lots in Ticaboo.

     11) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     12) The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2003. In addition, we have used, rather than provided, cash in our operations.

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

     On August 1, 2003, we received a Judgment entered by the United States District Court of Colorado wherein we were awarded a Judgment of $20,044,180 in the Nukem case. If the collection of this Judgment is successful, it would provide significant working capital to the Company. See Part II, Item 1 and "Forward Looking Statements" disclosures.

     We also continue to pursue several items that will help us meet our future cash needs. We are currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance our continuing operations. Although there is no assurance that funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.
                                      -11-

                        U.S. ENERGY CORP. & SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

OVERVIEW  OF  BUSINESS

     The Company owns controlling interest in a uranium mine and mill in southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in the Powder River Basin in Wyoming and Montana; and various real estate holdings including a Townsite near Lake Powell, Utah which was sold on August 14, 2003. See Note 10 to the financial statements. The mine properties are all in a shut down mode. All these businesses are operated in conjunction with the Company's subsidiary, Crested Corp. ("Crested") through a joint venture between the two companies named the USECB Joint Venture ("USECB").

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     OIL AND GAS PRODUCING ACTIVITIES - Through our subsidiary, Rocky Mountain Gas, Inc. ("RMG"), we follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties subject to amortization and the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined. The status of unproved properties are reviewed periodically to ascertain whether any impairment has occurred. Such assessments could cause the Company to reduce the carrying values of the properties.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value, discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     The discounted present value of proved natural gas reserves is a major component of the ceiling calculation and requires many subjective judgments.
Estimates of reserves are forecasts based on engineering and geological analyses. Different reserve engineers may reach different conclusions as to estimated quantities of natural gas reserves based on the same information. Our reserve estimates have been prepared by independent consultants in the past. The passage of time provides more qualitative information regarding reserve estimates, and revisions are made to prior estimates based on updated information. However, there can be no assurance that more significant revisions will not be necessary in the future. Significant downward revisions could result in a full cost write-down. In addition to the impact on calculation of the ceiling test, estimates of proved reserves are also a major component of the calculation of depletion.
                                      -12-

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On June 23, 2003, the Company's subsidiary RMG and its joint venture partner, CCBM, Inc. ("CCBM") a subsidiary of Carrizo Oil and Gas of Houston, Texas ("Carrizo"), contributed their equal interest in certain coalbed methane
(CBM) properties into a newly formed Delaware Corporation, Pinnacle Gas Resources, Inc. ("Pinnacle") in exchange for common stock of Pinnacle. See Discussion of "Pinnacle Transaction" discussed later for a complete discussion of the transaction. At the time of the formation of Pinnacle, CCBM did not completely own its interest in the contributed CBM properties as the promissory note that CCBM had signed with RMG for the purchase of the properties in June of 2001, was not completely paid. CCBM therefore made a cash payment to RMG at the time of the formation of Pinnacle in the amount of $1,826,200. This payment along with the receipt of $1,001,500 from the sale of common stock by the Company and RMG and the collection of an account receivable in the amount of $1,163,000 for the sale of real estate owned by Sutter Gold Mining Company ("Sutter"), are the reasons for the increase of $1,868,600 in cash during the six months ended June 30, 2003.

     These increases in cash are the primary contributors in the increase of the Company's liquidity during the six months ended June 30, 2003. The Company's working capital increased by $1,271,800 during the six months ended June 30, 2003 from $2,710,900 at December 31, 2002 to $3,982,700 at June 30, 2003.

     During the six months ended June 30, 2003, operations consumed $955,800. Other major uses of cash during the six months ended June 30, 2003, were the exploration of coalbed methane properties, which consumed $134,800 and the retirement of long term debt in the amount of $632,700. The majority of the debt retirement was debt associated with real estate owned and sold by Sutter in the amount of $505,300.

     The Company issued common stock and warrants valued at $1,048,900 for the payment of services during the six months ended June 30, 2003. These services were incurred primarily in relation to the contracts associated with the formation of Pinnacle and for legal services. The Company issued 50,000 shares of common stock and warrants to purchase 50,000 additional shares to a consulting firm, Sanders Morris Harris, Inc. of Houston, TX, which assisted the Company and RMG in the transactions forming of Pinnacle. The Company also issued 34,000 shares of common stock to the legal firm that is representing the Company in the Phelps Dodge case as partial payment of its legal expenses.

     The Company entered into two convertible debt agreements during prior periods. The two combined debts total $1.5 million dollars and are convertible at the owners' option into common stock of the Company. During the six months ended June 30, 2003, $100,000 of convertible long term debt was retired upon the
                                      -13-
conversion of the debt to 33,333 shares of common stock at the request of the debt holder. The owners of the convertible debt also have warrants to purchase shares of the Company's common stock. Due to these beneficial conversion features of the debt, a discount was recognized on the debt. The discount is amortized over the term of the debt. The amount of amortization recognized during the six months ended June 30, 2003 was $262,300.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation". As a result of the valuation made to implement SFAS No. 143, the Company recognized $1,615,600 in income as the valuation of the reclamation liability was over accrued. The Company also recorded an accretion expense of its total reclamation liability of $183,300 during the six months ended June 30, 2003.

     Investing Activities during the six months ended June 30, 2003, generated $2,453,000. This increase in cash was primarily as a result of the monthly payments that CCBM made during the six months ended June 30, 2003 pursuant to its promissory note with RMG and the payment made to fully pay that portion of the note which was ascribed to the properties contributed to Pinnacle as discussed above. All payments from CCBM were applied against the full cost pool of coalbed methane properties.

     Financing activities provided $371,400 during the six months ended June 30, 2003. The primary source of the cash provided by financing activities came as a result the issuance of common stock by the Company and RMG. Common stock was issued by the Company as a result of the exercise of options and warrants and as a result of private placements in RMG. See Part II Item 2, Changes in Securities.

CAPITAL  RESOURCES

     The primary sources of our capital resources during the balance of 2003 are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of the balance of its interest in RMG's coalbed methane properties; CCBM funding of drilling and exploration programs; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership interest in exploration properties; proceeds under the line of credit; equity financing of the Company's subsidiaries, and the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation with Nukem, Inc

     Drilling and exploration capital requirements of RMG will be initially funded during the balance of 2003 from the CCBM work commitment. As of June 30, 2003, there was a balance of $1,044,700 available to RMG under the CCBM work commitment. Of this amount, CCBM is committed to expend $522,400, on behalf of RMG. Under a separate agreement RMG has used a portion of the drilling commitment to participate in the drilling of Gulf Coast wells, which are operated by Carrizo. As of the date of this report, a total of $277,500 had been expended for the drilling of first well and the second well is in the process of being drilled but has not reached total depth. The results of the drilling program have not yet been completely determined, however all indications are that the first well in which RMG participated may be a dry hole. We participated in the Gulf Coast wells to diversify our exposure to natural gas opportunities. While these wells are more expensive to drill and complete than coalbed methane wells, a successful well would provide production much faster than coalbed methane projects, which require multiple wells and a lengthy de-watering process before production begins.

     After CCBM paid the balance due on the properties contributed to Pinnacle, there remained a balance of $1,180,100 at June 30, 2003 due from CCBM under its purchase agreement. Under the terms of the modified promissory note, this amount will continue to be paid at the rate of $52,800 per month plus interest until November 2004 at which time a balloon payment of $337,400 is due. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties.
                                      -14-

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

     On August 14, 2003, the Company sold its interest in the Ticaboo Townsite in southern Utah as the result of Plateau Resources Limited, a wholly-owned subsidiary of the Company entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company.

     The Cactus Group purchased all of the outstanding stock of Canyon for $3,470,000. Of that amount, $349,250 was paid in cash at closing and the balance of $3,120,750 is to be paid under the terms of a promissory note. Interest on the note is computed at 7.5% annually and the monthly payments are based on a twenty year amortization of the note balance with a balloon payment of $2,930,581 due in August 2008. The Company will receive between $5,000 and $24,000 per month from the Cactus Group until August of 2008. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 in gross proceeds from the sale of either single family or mobile home lots in Ticaboo.

     We currently have a $750,000 line of credit with a commercial bank. At June 30, 2003, the entire line of credit was available to the Company.

     We  have  been  involved  in  litigation  with  Nukem, Inc. involving Sheep
Mountain  Partners,  ("SMP")  for  the  past twelve years. On July 30, 2003, the
Company received an Order and on August 1, 2003 a Judgment from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock ordered a judgment in the amount of $20,044,184 be entered against Nukem, Inc. Nukem has indicated to the Company that it will post a supersedeas bond in the full amount of the judgment plus one year's interest. See Item 1 Part II Legal Proceedings.

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

MAINTAINING  MINERAL  PROPERTIES
--------------------------------

     SMP  URANIUM  PROPERTIES

     The holding costs associated with the uranium properties in Wyoming formerly owned by Sheep Mountain Partners ("SMP") are approximately $8,500 per month. We continue to implement cost cutting measures to reduce the holding costs while at the same time preserving the properties. We have begun the process of reclamation on certain of these properties and will continue to do work during 2003. It is estimated that approximately $110,000 in reclamation work will be completed on the SMP properties during 2003.
                                      -15-

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     Plateau owned the Ticaboo Townsite, which included a motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made during fiscal 2001 to lease out all but the motel operation. On August 14, 2003, these operations were sold to The Cactus Group through a Stock Purchase Agreement, whereby Plateau's 100% stock ownership in Canyon Homesteads, Inc. was sold. The operations from Ticaboo have been reclassified as a discontinued business segment for the three and six month periods ended June 30, 2003 and 2002 on the Statement of Operations.

     Additionally, Plateau continues to own and maintain the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale or reclamation of the mine and uranium mill.

     SUTTER  GOLD  MINING  COMPANY  PROPERTIES  ("SGMC")

     We have two employees at the SGMC properties to preserve the core properties. SGMC sold certain of the non-essential land positions during 2002. SGMC is also considering other alternatives such as equity financing or obtaining industry partners to develop the property.

     Carrying values for the SGMC remaining properties, as of June 30, 2003, are lower than the fair market value of the properties.

     At the current market price for gold, the SGMC properties contain no proven or probable reserves.

DEBT  PAYMENTS
--------------

     Debt to non-related parties at June 30, 2003 was $2,693,700. Payment requirements on the convertible debt referenced above and long term debt during the balance of 2003 is $102,500 of interest and $155,600 in principal.

RECLAMATION  COSTS
------------------

     The asset retirement obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $110,000 of reclamation work on the SMP properties and $100,000 on the southern Utah uranium mine properties will be performed during 2003. The Company has submitted a reclamation plan to the Nuclear Regulatory Commission ("NRC") for the reclamation of the Shootaring Uranium Mill. As of June 30, 2003, the plan has not yet been approved by the NRC.

     The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at June 30, 2003 is $5,271,500, which is reflected on the Balance Sheet as a reclamation liability. This liability is fully funded by cash investments that are recorded as long term restricted assets.

     The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at June 30, 2003 is $2,175,200 and are covered by a reclamation bond which is secured by a pledge of certain of our real estate assets.
                                      -16-

PINNACLE  GAS  RESOURCES  INC.
------------------------------

     Subscription  and  Contribution  Agreement

     On June 23, 2003, a Subscription and Contribution Agreement was executed by and among the Company, and its wholly-owned subsidiary, RMG, CCBM, and the Credit Suisse First Boston Private Equity entities, named therein (the "CSFB Parties"). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having a estimated fair value of approximately $7.5 million each, carried on the Company's books at a cost of $922,600, comprised of
(1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options").

     Simultaneously with the contribution of these assets, the CSFB Parties contributed approximately $17.6 million of cash to Pinnacle in return for the Redeemable Preferred Stock of Pinnacle ("Pinnacle Preferred Stock"), 25% of the Pinnacle Common Stock as of the closing date and warrants to purchase Pinnacle Common Stock ("Pinnacle Warrants"). The CSFB Parties also agreed to contribute additional cash, under certain circumstances, of up to approximately $11.8 million to Pinnacle to fund future drilling, development and acquisitions. The CSFB Parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle Common Stock and Pinnacle Preferred Stock.

     Currently, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Options, the CSFB Parties, RMG and CCBM would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. On a fully-diluted basis, assuming the additional $11.8 million of cash was contributed by the CSFB Parties and all Pinnacle Warrants and Pinnacle Options were exercised by all parties, the CSFB Parties would own 54.6% of Pinnacle and RMG and CCBM would each own 22.7% of Pinnacle.

     Immediately following the contribution and funding, Pinnacle used approximately $6.2 million of the proceeds from the funding to acquire an approximate 50% working interest in existing leases on approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. The leases include 95 producing coalbed methane wells currently in the early stages of dewatering. These wells are producing at a combined gross rate of approximately 2.5 MMcfd, or an estimated 1 MMcfd net to Pinnacle. Pinnacle also agreed to fund up to $14.9 million of future drilling and development costs on these properties on behalf of Gastar prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. The majority of these leases are part of, or adjacent to, the Bobcat project area. All of RMG and CCBM's interests in the Bobcat project area, the only producing coalbed methane property owned by RMG prior to the transaction, were contributed to Pinnacle. Pinnacle currently owns interests in approximately 131,000 gross acres in the Powder River Basin.

     Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. The approximate $1.2 million remaining balance of CCBM's obligation to RMG is scheduled to be paid in monthly installments of approximately $52,800 through November 2004 and a balloon payment on December 31, 2004. The RMG note is secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, CCBM received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.
                                      -17-

     RMG continues its coalbed methane business activities and, in addition to its interest in Pinnacle, owns direct interests in approximately 189,000 gross acres of coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming, which were not contributed to Pinnacle. RMG and CCBM will continue to conduct exploration and development activities on these properties as well as pursue other potential acquisitions. The Bobcat property was producing approximately 400 Mcfd of coalbed methane gas net to RMG's interest immediately prior to its contribution to Pinnacle. The Company recognized $285,100 in revenues for the six months ended June 30, 2003 from the Bobcat property. After the formation of Pinnacle, the Company no longer recognizes revenues from the contributed properties other than indirectly through Pinnacle. CCBM currently has no proved reserves of, and is no longer receiving revenue from, coalbed methane gas.

     Transition  Services  Agreement

     The Company entered into a transition services agreement with Pinnacle pursuant to which the Company will provide certain accounting and management support systems to Pinnacle through the end of 2003 for a monthly fee equal to our actual cost to provide such services. However, the Company does not manage Pinnacle's business. After December 31, 2003, the agreement will automatically renew on a quarterly basis unless one of the parties gives notice of its intent to terminate the agreement.

     Similarly, Pinnacle has also entered into a transition services agreement with CCBM to provide Pinnacle assistance in setting up central accounting, treasury, tax, insurance and financial reports for a monthly fee equal to the actual cost to provide such services. CCBM does not manage Pinnacle's business. After December 31, 2003, the agreement will automatically renew on a quarterly basis unless one of the parties gives notice of its intent to terminate the agreement.

     Area  of  Mutual  Interest  Agreement

     The Company, RMG, CCBM, and the CSFB Parties also entered into an area of mutual interest agreement covering the Powder River Basin in Wyoming and Montana (but excluding most of Powder River County, Montana) providing that Pinnacle has the right until June 23, 2008 to acquire at cost from the Company, RMG and CCBM, any interest in oil and gas leases or mineral interests that such parties may have acquired in the covered area, subject to specified exceptions.

     Securityholders'  Agreement

     The Company, the CSFB Parties, RMG, CCBM, Peter G. Schoonmaker and Gary W. Uhland (the "Securityholders") and Pinnacle also entered into a Securityholders' Agreement (the "Securityholders' Agreement").

     The Securityholders' Agreement provides for an initial eight person board of directors, which initially would include four directors nominated by the CSFB Parties and two nominated by each of RMG and CCBM, subject to change as their respective ownership percentages change.

     In the Securityholders' Agreement, the Securityholders grant to each other a right of first offer and co-sale rights.

     If the CSFB Parties propose to sell all of their Pinnacle Shares to a third party, under certain circumstances the CSFB parties may require the other Securityholders to include all of their Pinnacle Shares in such sale. In such a sale, the Pinnacle Preferred Stock will have a preferred right to receive an amount equal to the Liquidation Value (as defined below) per share plus accrued and unpaid dividends prior to the holders of shares of Pinnacle Common Stock and common stock equivalents.
                                      -18-

     Under the Securityholders' Agreement, Pinnacle grants the Securityholders pre-emptive rights to purchase certain securities in order to maintain their proportionate ownership of Pinnacle.

     The Securityholders' Agreement also generally provides for multiple demand registration rights with respect to the Pinnacle Common Stock in favor of the CSFB Parties and piggyback certain registration rights for each of RMG and CCBM subject to the satisfaction of specified conditions. These rights would apply if Pinnacle were to become a public company.

     Pinnacle  Stock  Options

     The same number of Pinnacle Stock Options were issued to both RMG and CCBM in two tranches. RMG and CCBM each have a continuing option (the "Tranche A" option) to purchase up to 25,000 shares of common stock at a purchase price of $100 per share, with a price escalation of 10% per annum, compounded quarterly. In addition, RMG and CCBM, each have another continuing option (the "Tranche B" option) to purchase up to 25,000 additional shares of common stock at a purchase price of $100 per share, with a price escalation of 20% per annum, compounded quarterly. The Tranche B option cannot be exercised until all 25,000 shares are first purchased under the Tranche A option.

     Pinnacle  Preferred  Stock

     The Pinnacle Preferred Stock generally has the right to vote together with the Pinnacle Common Stock and has a class vote on specified matters, including certain extraordinary transactions.

     In the event of any dissolution, liquidation, or winding up by Pinnacle, the holder of each share of Pinnacle Preferred Stock will be entitled to be paid $100 per share out of the assets of Pinnacle available for distribution to its shareholders (the "Liquidation Value").

     Dividends on the Pinnacle Preferred Stock will be payable either in cash at a rate of 10.5% per annum through June 23, 2011 and then 12.5% thereafter or, at Pinnacle's option, by payment in kind of additional shares of the Pinnacle Preferred Stock. For each additional share of Pinnacle Preferred Stock distributed to a holder as an in kind dividend, Pinnacle will also deliver to such holder one Pinnacle Warrant, which will have an exercise price equal to the exercise price of the outstanding Pinnacle Warrants on the date of such distribution.

     On or after July 1, 2005, Pinnacle may redeem all or any portion of the Pinnacle Preferred Stock (provided, that if any Pinnacle Warrants are still outstanding, Pinnacle may redeem all but a single share) at a premium to the Liquidation Value if redeemed on or at any time after July 1, 2009.

     The  Pinnacle  Preferred  Stock is required to be redeemed by Pinnacle upon
(1) specified changes of control or (2) specified events of default at a price per share, with respect to a redemption pursuant to clause (1) above, equal to 101% of the Liquidation Value and, with respect to a redemption pursuant to clause (2) above, prior to June 30, 2005, equal to 110% of the Liquidation Value and, thereafter, equal to the Applicable Optional Redemption Price.

     Pinnacle  Warrants

     The Pinnacle Warrants entitle the holders to purchase up to 130,000 shares of Pinnacle Common Stock at a price of $100 per share and are exercisable at any time until June 30, 2013. The Pinnacle Warrants can be exercised in cash, by tender of the Pinnacle Preferred Stock and on a cashless net exercise basis. The Pinnacle Warrants are subject to certain adjustments, including, in certain cases, an adjustment of the exercise price to
                                      -19-
equal the lowest price at which Pinnacle Common Stock is sold if such shares are sold below the then-current exercise price.

RESULTS  OF  OPERATIONS
-----------------------

     During the three and six months ended June 30, 2003, the Company recorded a net loss of $2,418,800, and $3,584,700, respectfully, from operations as compared to a net loss of $1,691,100 and $3,303,800 for the same three and six months of the previous year. The increase in the net loss from operations is primarily as a result of increased mineral holding costs of $525,300 and $542,300 and general and administrative costs of $538,600 and $334,600 for the three and six months ending June 30, 2003. These increases in costs relate to the professional services paid in either cash or stock for legal and consulting services in the Nukem and Phelps Dodge litigation and the formation of Pinnacle. The only other significant increase in the cost of operations is the increase of $69,300 and $195,200 for the three and six months ended June 30, 2003, in gas operations which was offset by an increase in revenues from the same segment of $125,200 and $265,200 for the same three and six months.

     During the three and six months ended June 30, 2002, the Company recognized a provision for doubtful accounts of $171,200. No provision for doubtful accounts was necessary during the three and six months ended June 30, 2003. Management fees increased during the three and six months ended June 30, 2003 over the same period of the previous year by $30,800 and $81,500 as a result of increased activities in the coalbed methane business segment.

     During the three and six months ended June 30, 2003 the Company recorded $205,300 and $432,200 in interest expense as compared to $47,000 and $128,200 in interest expense during the three and six months ended June 30, 2002. The increase in interest expense is primarily related to the payment of interest on the convertible notes as well as the amortization of the discount recognized on those notes at the time they were initiated. The Company recorded a $40,600 gain during the three and six months ended June 30, 2003 as a result of it selling a majority of its interest in Northwest Gold, Inc. to Pogo! Products, Inc.

     As a result of the sale of Ticaboo on August 14, 2003, the disposal date, the motel and real estate operations segment have been reclassified as a discontinued operation on the condensed statements of operations for the three and six months ended June 30, 2003 and 2002. The Company recognized income of $184,800 and $88,300 from such operations during the three and six months ended June 30, 2002 and a loss of $17,400 and $136,400 from the same operations for the three and six month periods ended June 30, 2003. The reduction in profits from this business segment are due to reduced tourist business because of the drought in southern Utah which had a direct effect on the number of visitors to Lake Powell.

     The Company recorded non-cash income of $1,615,600 during the six months ended June 30, 2003 as a result of the implementation of SFAS No. 143. The Company also recorded a non-cash accretion expense related to the reclamation of the SMP and Plateau mine and mill properties of $91,600 and $183,300 during the three and six months ended June 30, 2003 as a result of the adoption of SFAS No. 143.

     The Company recognized net losses of $2,231,500 or $0.20 per share and $1,922,800 or $0.18 per share, respectfully, during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2002 the Company recorded losses of $1,254,900 or $0,12 per share and $2,524,800 or $0.24 per share. The increase in the loss for the three month periods of $976,600 was primarily as a result of the major increase in expenses related to one time legal and consulting fees relation to the formation of Pinnacle, and the Accounting in the Nukem - SMP case. This reduction in the loss for the six month periods of $602,000 was as a result of the accounting change which occurred as a result of the adoption of SFAS No. 143. Management believes the continued implementation of the basic business plan will continue to improve net operating results.
                                      -20-

FORWARD  LOOKING  STATEMENTS
----------------------------

     The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedules, estimates or results of future drilling, budgeted and other future capital expenditures, use of offering proceeds, outcome and effects of litigation, the ability of expected sources of liquidity to implement its business strategy, level of risk and capital and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of natural gas prices, operating risks of natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations in the United States and elsewhere, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those discussed.

     Although the U.S. District Court of Colorado has ordered Nukem to pay USE and Crested Corp. approximately $20,000,000, further Court proceedings in this matter are likely. See Part II, Item 1, below. It is likely that Nukem's payment of the judgment will be delayed by the appeals process, and it is possible that the amount of the Judgment may change.


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

     Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.
                                      -21-

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     On July 30, 2003, U.S. Energy Corp. (USE ) and Crested Corp. (Crested) received an Order and thereafter a Judgment on August 1, 2003 from the U.S.
District Court of Colorado wherein Chief Judge Lewis T. Babcock ordered a Judgment be entered against Nukem in favor of the Company in the amount of $20,044,184. The Defendant Nukem has indicated to the Company that it intends to appeal the Judgment to the 10th Circuit Court of Appeals (CCA) and that it will post a supersedeas bond in the full amount of the Judgment plus interest for one year. The Company has filed a motion to alter and amend certain portions of the Order and Judgment. Nukem has also filed such a motion and a motion to remand the case to the Arbitration Panel. The motions filed by both the Company and Crested and Nukem were filed under seal. It is not known what the outcome of these motions will be, but management believes the Court will act on the motions expeditiously. Once the Court rules on the motions, the parties will have 30 days within which time to file a notice of appeal to the 10th CCA.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 3 of its December 31, 2002 Form 10-K.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

     During the quarter ended June 30, 2003, the Company issued 210,260 shares of restricted common stock: 34,000 shares to a law firm in partial payment of services, 50,000 shares to a consulting firm for partial payment of services; 10,000 shares for the settlement of a dispute on Sutter Gold properties; 8,667 shares from the exercise of an option by an employee; 33,333 shares for the retirement of debt and 74,260 shares from the exercise of investor warrants.

     The dollar values of the issuances were: $181,900 for attorney services; $271,000 for consulting services; $50,000 for the settlement of a dispute; $20,800 for the exercise of an option by an employee; $100,000 for the retirement of debt, and $278,300 for the exercise of investor warrants.

     Also, 78,286 shares were re-categorized from "forfeitable" to regular outstanding stock, and issued to Max Evans' Estate.

     In June 2003, an entity and three individuals invested $650,000 in RMG for shares of RMG stock, warrants to buy RMG stock, and warrants on 40,625 shares of the Company at $4.00 per share, exercisable until June 3, 2006. The RMG shares are convertible to shares of the Company at the RMG share price multiplied by 85% of the Company's share market price at conversion date, provided that (a) the conversion price cannot exceed $5.00, and (b) the exchange rights expire 20 business days after the Company's stock price exceeds $7.50 for 20 consecutive trading days. The actual number of the Company's shares issued will depend on market price at conversion dates. No notice of conversion has been received. The RMG shares issuable on exercise of the RMG warrants are not entitled to conversion into shares of the Company. The Company paid a licensed broker-dealer a cash commission of $26,000 and issued to the broker-dealer warrants to purchase 19,500 shares of the Company's common stock, at $4.00 per share, exercisable until June 3, 2006. The offer and sale of these securities were made pursuant to the nonpublic offering exemption from registration provided by section  4(2)  of  the  Securities  Act  of  1933.
                                      -22-

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)  Exhibits.

          10.1 Relating to the transaction between the Registrant's subsidiary, Rocky Mountain Gas, Inc. and Pinnacle Gas Resources, Inc., the Contribution and Subscription Agreement, to which Rocky Mountain Gas, Inc., CCBM, Inc., the Credit Suisse First Boston parties, and Pinnacle Gas Resources, Inc. all are parties, is incorporated by reference into this Form 10-Q from the Registrant's Form 8-K Report filed on July 15, 2003.

          31   Certification  pursuant  to  Rule  13a-14(a)  and  Rule 15d-14(a)

          32 Certification Pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. The Company filed six reports on Form 8-K for the quarter ended June 30, 2003. The events reported were as follows:

          1. The report filed on April 9, 2003, under Item 5, referenced 1) the extension of Option Agreement for subsidiary, Rocky Mountain Gas, Inc., to acquire coalbed methane properties and assets in the Powder River Basin and 2) the U.S. District Court of Colorado granting the Special Master, in the Nukem accounting case, an extension of time to file his report to May 1, 2003;

          2. The report filed May 12, 2003, under Item 5, referenced the subsidiary, Rocky Mountain Gas, Inc., signing a Letter of Intent to enter into an Earn-In Joint Venture with Gastar Exploration, Ltd.;

          3. The report filed May 12, 2003, under Item 5, referenced the report from the Special Master being filed "under seal";

          4. The report filed May 29, 2003, under Item 5, referenced the Amended Minute Order from the U.S. District Court for Colorado clarifying the Court's Minute Order of May 19, 2003;

          5. The report filed June 24, 2003, under Item 5, referenced the subsidiary, Canyon Homesteads, Inc. entering into a Letter of Intent with The Cactus Group to purchase commercial and real estate holdings at the Ticaboo Townsite, and

          6. The report filed June 27, 2003,under Item 5, referenced the subsidiary, Rocky Mountain Gas, Inc. contributing coalbed methane properties and assets to Pinnacle Gas Resources, Inc. for common stock of Pinnacle.
                                      -23-

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        U.S.  ENERGY  CORP.
                                        (Company)



Date:  August  18,  2003                By:   /s/ John L. Larsen
                                           -------------------------------------
                                             JOHN  L.  LARSEN,
                                             CHAIRMAN  and  CEO




Date:  August  18,  2003                By:   /s/ Robert Scott Lorimer
                                           -------------------------------------
                                             ROBERT  SCOTT  LORIMER
                                             Principal  Financial  Officer  and
                                             Chief  Accounting  Officer
                                      -24-

                                  CERTIFICATION
                                  -------------

I,  John  L.  Larsen,  certify  that:

1.  I  have  reviewed  this  quarterly report on Form 10-Q of U.S. Energy Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated  this  18th  day  of  August,  2003.



                                          /s/  John  L.  Larsen
                                        ----------------------------------------
                                        John  L.  Larsen,
                                        Chief  Executive  Officer
                                      -25-

                                  CERTIFICATION
                                  -------------

I,  Robert  Scott  Lorimer,  certify  that:

1.  I  have  reviewed  this  quarterly report on Form 10-Q of U.S. Energy Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated  this  18th  day  of  August,  2003.



                                            /s/  Robert  Scott  Lorimer
                                        ----------------------------------------
                                        Robert  Scott  Lorimer,
                                        Chief  Financial  Officer
                                      -26-

                                                                      EXHIBIT 32

              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, John L. Larsen, the Chief Executive Officer of U.S. Energy Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended June 30, 2003, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of U.S. Energy Corp.



                                          /s/ John L. Larsen
                                        ----------------------------------------
                                        John  L.  Larsen
                                        Chief  Executive  Officer
                                        Date:  August  18,  2003


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to U.S. Energy Corp. and will be retained by U.S. Energy Corp. and furnished to the Securities and Exchange Commission or its staff upon request.
                                      -27-

                                                                      EXHIBIT 32

              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Robert Scott Lorimer, the Chief Financial Officer of U.S. Energy Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended June 30, 2003, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of U.S. Energy Corp.



                                           /s/ Robert Scott Lorimer
                                        ----------------------------------------
                                        Robert  Scott  Lorimer
                                        Chief  Financial  Officer
                                        Date:  August  18,  2003


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to U.S. Energy Corp. and will be retained by U.S. Energy Corp. and furnished to the Securities and Exchange Commission or its staff upon request.
                                      -28-