Form 10-Q
period 2003-09-30
US ENERGY CORP
filed 2003-11-14
CIK 101594

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  fiscal  quarter  ended  September  30,  2003  or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  ___________  to  ____________

Commission  file  number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)
                  Wyoming                                  83-0205516
---------------------------------------------       ----------------------------
     (State  or  other  jurisdiction  of               (I.R.S.  Employer
     incorporation  or  organization)                 Identification  No.)

     877  North  8th  West,  Riverton,  WY                    82501
--------------------------------------------               -------------
(Address  of  principal  executive  offices)               (Zip  Code)

Company's  telephone  number,  including  area  code:    (307)  856-9271
                                                         ----------------

                                 Not Applicable
--------------------------------------------------------------------------------
       Former name, address andfiscal year, if changed since last report)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

                         YES         NO
                              ---        ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding  at  November  13, 2003
--------------------------------             -----------------------------------
Common  stock,  $.01  par  value                     12,738,677  Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL  INFORMATION

ITEM 1.   Financial  Statements.                                       Page  No.

          Condensed  Consolidated  Balance  Sheets
               September  30,  2003  (unaudited)  and  December 31, 2002 . . 3-4

          Condensed  Consolidated  Statements  of
               Operations  for  the  Three  and  Nine  Months  Ended
               September  30,  2003  and  2002  (unaudited)  . . . . . . . . 5-6

          Condensed  Consolidated  Statements  of  Cash  Flows
               Nine  Months  Ended September 30, 2003 and 2002 (unaudited) . 7-8

          Notes  to  Condensed  Consolidated
               Financial  Statements  (unaudited) . . . . . . . . . . . . . 9-12

ITEM 2.  Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations. . . . . 13-20

ITEM 4.  Controls  and  Procedures  . . . . . . . . . . . . . . . . . . . . . 20

PART II. OTHER  INFORMATION

ITEM 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 2.  Changes  in  Securities  and  Use  of  Proceeds  . . . . . . . . . . 21

ITEM 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . 21-22

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

         Certifications  . . . . . . . . . . . . . . . . . . . . . . . . . 24-27

                          PART I. FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 September 30,    December 31,
                                                                     2003             2002
                                                                ---------------  --------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $    2,951,100   $   1,741,000
  Accounts receivable
    Trade, net of allowance of $27,800                                 162,000       1,655,700
    Affiliates                                                         146,400         117,600
  Current portion of long-term notes receivable, net                   115,300         165,900
  Assets held for resale & other                                       766,200       1,061,100
  Inventory                                                             16,600          14,000
    Total current assets                                             4,157,600       4,755,300

INVESTMENTS:
  Non-affiliated company                                               922,600              --
  Restricted investments                                             9,907,700       9,911,700
                                                                ---------------  --------------
    Total investments and advances                                  10,830,300       9,911,700

PROPERTIES AND EQUIPMENT:                                           14,167,000      19,802,300
  Less accumulated depreciation,
    depletion and amortization                                      (6,812,000)     (7,214,800)
                                                                ---------------  --------------
    Net property and equipment                                       7,355,000      12,587,500

OTHER ASSETS:
  Note receivable                                                    2,909,500              --
  Notes receivable employees                                                --          48,800
  Deposits and other                                                   798,200         887,300
    Total other assets                                               3,707,700         936,100
                                                                ---------------  --------------
                                                                $   26,050,600   $  28,190,600
                                                                ===============  ==============


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 September 30,    December 31,
                                                                     2003            2002
                                                                ---------------  --------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $    1,375,700   $   1,592,800
  Prepaid drilling costs                                                26,000         134,400
  Current portion of long-term debt                                    237,700         317,200
                                                                ---------------  --------------
    Total current liabilities                                        1,639,400       2,044,400

LONG-TERM DEBT                                                       2,317,400       2,820,600

ASSET RETIREMENT OBLIGATIONS                                         7,566,200       8,906,800

OTHER ACCRUED LIABILITIES                                            3,454,300       2,319,900

DEFERRED TAX LIABILITY                                               1,144,800       1,144,800

MINORITY INTERESTS                                                     864,600         587,400

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,  $.01 par value
  465,880 and 500,788 shares issued, forfeitable until earned        2,726,600       3,009,900

SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; unlimited shares authorized;
    12,377,628 and 11,826,396 shares issued, respectively              123,800         118,300
  Additional paid-in capital                                        51,781,300      48,877,100
  Accumulated deficit                                              (42,312,200)    (38,407,700)
  Treasury stock at cost,
    966,306 and 959,725 shares, respectively                        (2,765,100)     (2,740,400)
  Unallocated ESOP contribution                                       (490,500)       (490,500)
                                                                ---------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                           6,337,300       7,356,800
                                                                ---------------  --------------
                                                                $   26,050,600   $  28,190,600
                                                                ===============  ==============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended          Nine months ended
                                               September 30,               September 30,
                                        --------------------------  --------------------------
                                            2003          2002          2003          2002
                                        ------------  ------------  ------------  ------------
OPERATING REVENUES:
  Real estate operations                $    67,900   $   279,600   $   247,300   $   439,200
  Gas sales                                   2,300        35,100       287,400        55,000
  Management fees                            49,100        88,800       193,600       151,800
                                            119,300       403,500       728,300       646,000

OPERATING COSTS AND EXPENSES:
  Real estate operations                     80,300       134,700       211,800       277,200
  Gas operations                              8,600       119,500       299,900       215,600
  Mineral holding costs                     579,100       226,100     1,585,700       690,400
  General and administrative              1,439,700     1,248,200     4,204,000     3,677,900
  Provision for doubtful accounts                --            --            --       171,200
                                          2,107,700     1,728,500     6,301,400     5,032,300
                                        ------------  ------------  ------------  ------------

OPERATING LOSS:                          (1,988,400)   (1,325,000)   (5,573,100)   (4,386,300)

OTHER INCOME & EXPENSES:
  Gain (loss) on sales of assets            152,600        (3,000)      195,000       226,700
  (Loss) on sale of investment              (95,000)           --       (54,400)           --
  Interest income                            92,600       191,300       447,100       501,200
  Interest expense                          (71,300)     (131,700)     (503,700)     (259,900)
                                             78,900        56,600        84,000       468,000
                                        ------------  ------------  ------------  ------------

LOSS BEFORE MINORITY INTEREST,
  PROVISION FOR INCOME TAXES,
  DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                      (1,909,500)   (1,268,400)   (5,489,100)   (3,918,300)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                  16,500        17,900       194,100        66,200
                                        ------------  ------------  ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
  DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                      (1,893,000)   (1,250,500)   (5,295,000)   (3,852,100)

PROVISION FOR INCOME TAXES                       --            --            --            --
                                        ------------  ------------  ------------  ------------

NET LOSS FROM CONTINUING OPERATIONS      (1,893,000)   (1,250,500)   (5,295,000)   (3,852,100)

DISCONTINUED OPERATIONS, NET OF TAX         (88,700)      (31,200)     (225,100)       57,100

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                              --            --     1,615,600            --
                                        ------------  ------------  ------------  ------------

NET LOSS                                 (1,981,700)   (1,281,700)   (3,904,500)   (3,795,000)

PREFERRED STOCK DIVIDENDS                        --            --            --       (37,500)
                                        ------------  ------------  ------------  ------------

NET LOSS AVAILABLE
  TO COMMON SHAREHOLDERS                $(1,981,700)  $(1,281,700)  $(3,904,500)  $(3,832,500)
                                        ============  ============  ============  ============

NET LOSS PER SHARE BASIC AND DILUTED
  FROM CONTINUED OPERATIONS             $     (0.17)  $     (0.12)  $     (0.48)  $     (0.37)
  FROM DISCONTINUED OPERATIONS                (0.01)            *         (0.02)         0.01
  FROM EFFECT OF ACCOUNTING CHANGE               --            --          0.15            --
                                        ------------  ------------  ------------  ------------
                                        $     (0.18)  $     (0.12)  $     (0.35)  $     (0.36)
                                        ============  ============  ============  ============

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING             11,127,796    10,664,312    11,108,865    10,512,484
                                        ============  ============  ============  ============

*   Less than $0.01 per share.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Nine months ended
                                                                     September 30
                                                              --------------------------
                                                                  2003          2002
                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(3,904,500)  $(3,795,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest in loss of consolidated subsidiaries     (194,100)      (66,200)
      Depreciation and amortization                               453,000       430,200
      Accretion of asset retirement obligations                   275,000            --
      Noncash services                                          1,048,900            --
      Amortization of debt discount                               393,500        83,800
      Gain on sale of assets                                      (10,300)     (191,300)
      Noncash cumulative effect of accounting change           (1,615,600)           --
      Noncash compensation                                        133,600       251,300
      Lease holding costs                                          50,000            --
      Net changes in assets and liabilities                       (75,800)      857,200
NET CASH USED IN OPERATING ACTIVITIES                          (3,446,300)   (2,430,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration of coalbed methane gas properties                  (134,800)     (389,500)
  Proceeds from sale of gas interests                           2,708,300     1,125,000
  Proceeds from sale of property and equipment                  1,395,200       270,200
  Net change in restricted investments                              4,000       (86,300)
  Purchase of poperty and equipment                               (75,200)      (70,000)
  Net change in investments in affiliates                         140,000       413,500
NET PROVIDED BY INVESTING ACTIVITIES                            4,037,500     1,262,900

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          868,800       960,800
  Proceeds from issuance of stock by subsidiary                   650,000            --
  Payment of dividends on preferred stock                              --       (37,500)
  Proceeds from third party debt                                    2,600       482,300
  Repayments of third party debt                                 (902,500)     (335,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES                         618,900     1,070,400
                                                              ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,210,100       (96,700)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,741,000     2,107,300
                                                              ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,951,100   $ 2,010,600
                                                              ============  ============

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                             $        --   $        --
                                                              ============  ============

  Interest paid                                               $   503,700   $   126,200
                                                              ============  ============

NON CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of assets through issuance of debt              $    26,300   $   137,800
                                                              ============  ============

  Acquisition of assets through issuance of stock             $        --   $   198,500
                                                              ============  ============

  Issuance of stock as deferred compensation                  $   151,900   $   261,300
                                                              ============  ============

  Issuance of stock to satisfy debt                           $   100,000   $        --
                                                              ============  ============

  Issuance of stock for retired employees                     $   435,200   $        --
                                                              ============  ============

  Issuance of stock for services                              $    84,000   $   657,000
                                                              ============  ============

  Satisfaction of receivable - employee
    with stock in company                                     $    20,500   $    20,600
                                                              ============  ============

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1) The Condensed Consolidated Balance Sheet as of September 30, 2003 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2003 and 2002, respectively, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2002 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle in 2003) necessary to present fairly the financial position of the Company as of September 30, 2003 and 2002; the results of operations for the three and nine months ended September 30, 2003 and 2002; and cash flows for the nine months ended September 30, 2003 and 2002.

     2) Certain reclassifications have been made in the December 31, 2002 financial statements to conform to the classifications used in the September 30, 2003 financial statements.

     3) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-K. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     4) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx")(90%), Crested Corp. ("Crested")(70.5%), Plateau Resources Limited ("Plateau")(100%), Sutter Gold Mining Co. ("SGMC")(66.3%), Yellow Stone Fuels Corp. ("YSFC")(35.9%), Four Nines Gold, Inc. ("FNG")(50.9%), Rocky Mountain Gas, Inc.("RMG")(89.2%),and the USECC joint venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

     5) The Internal Revenue Service (IRS) has audited and closed the Company's tax years through May 31, 2000 with no change in the amount of tax due.

     6) Components of Properties and Equipment at September 30, 2003 consist of coalbed methane properties, land, buildings and equipment.

                                                    Accumulated
                                                    Amortization
                                       Cost       and Depreciation   Net Value
                                    -----------  ------------------  ----------

Coalbed methane and oil properties  $ 3,042,000  $      (1,773,600)  $1,268,400
Buildings, land and equipment. . .   11,125,000         (5,038,400)   6,086,600
                                    -----------  ------------------  ----------
                                    $14,167,000  $      (6,812,000)  $7,355,000
                                    ===========  ==================  ==========

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings
(loss) per share, because they were antidilutive, totaled 4,095,737 and 2,732,021 at September 30, 2003 and September 30, 2002, respectively. Stock options and warrants have a weighted average exercise price of $2.90 and $2.78 at September 30, 2003 and September 30, 2002, respectively.

     8) Accrued asset retirement obligations and holding costs of $7,566,200 at September 30, 2003 and $8,906,800 at December 31, 2002 are primarily the reclamation liability at the former SMP mining properties in Wyoming and the reclamation and holding liabilities at the Shootaring Uranium Mill in southern Utah. Previously, the Company recognized asset retirement obligations based upon the estimated undiscounted cash flows of the liability.

     The Company has shut down the mine properties for which it is responsible for the reclamation expense. These expenses are scheduled to be completed over the next seven years. The Company cannot predict the exact amount of such future reclamation liabilities. Estimated future reclamation costs are based upon the Company's best engineering estimates and legal and regulatory requirements.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred with a corresponding increase in the properties. The statement further requires that the Company review the liability each quarter to determine whether its estimates of timing or cash flows have changed as well the accretion of the total liability on a quarterly basis for the passage of time.

     The Company will also deduct from the accrued liability any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for these properties. All changes in estimates will therefore be charged to operations in the quarter in which they are recorded. Accretion expense of $91,700 was recorded for each of the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited)

     Balance  December  31,  2002                     $  8,906,800
     Impact  of  adoption  of  SFAS  No.  143           (1,615,600)
     Addition  to  Liability                                  --
     Liability  Settled                                       --
     Accretion  Expense  -  8%  discount  rate             275,000
                                                      -------------
     Balance  September  30,  2003                    $  7,566,200
                                                      =============

     The following table shows what the Company's net loss and net loss per share would have been in the three and nine months ended September 30, 2003 and 2002 as if the provisions of SFAS No. 143 had been applied in those periods.



                                        Three  months  ended        Nine  months  ended
                                           September  30               September  30
                                    --------------------------  --------------------------
                                        2003          2002          2003          2002
NET LOSS:
  Reported net loss                 $(1,981,700)  $(1,281,700)  $(3,904,500)  $(3,795,000)
  Cumulative effect of adoption
    of SFAS No. 143                          --            --     1,615,600            --
  Pro-Forma SFAS No. 143 accretion           --       (91,700)           --      (275,000)
                                    ------------  ------------  ------------  ------------
Adjusted net loss                   $(1,981,700)  $(1,373,400)  $(2,288,900)  $(4,070,000)
                                    ============  ============  ============  ============

PER SHARE OF COMMON STOCK:
  Reported net loss                 $     (0.18)  $     (0.12)  $     (0.35)  $     (0.36)
  Cumulative effect of adoption
    of SFAS No. 143                          --            --           .15   $        --
  Pro-Forma SFAS No. 143 accretion           --         (0.01)           --         (0.03)
                                    ------------  ------------  ------------  ------------
Adjusted net loss                   $     (0.18)  $     (0.13)  $     (0.20)  $     (0.39)
                                    ============  ============  ============  ============

     9) The Company has two Incentive Stock Option Plans in place as of September 30, 2003. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to record non-employee stock-based compensation at fair value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". The Company has adopted the disclosure requirements of SFAS No 148 and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, any deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation will be amortized over the vesting period of each option. There were no options granted to employees under the two plans during either the three or nine months ended September 30, 2003.

     10) The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     11) The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2003. In addition, we have used, rather than provided, cash in our operations.

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

     On August 1, 2003, we received a Judgment entered by the United States District Court of Colorado wherein we were awarded a Judgment of $20,044,180 in the Nukem case. If collection of this Judgment is successful, it would provide significant working capital to the Company. See Part II, Item 1 and "Forward Looking Statements" disclosures.

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

     12)  On  August  1,  2003,  the  Company  sold  its interest in the Ticaboo
Townsite in southern Utah as the result of Plateau Resources Limited, a wholly-owned subsidiary of the Company entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,470,000. Of that amount, $349,300 was paid in cash at closing and the balance of $3,120,700 is to be paid under the terms of a promissory note.

     The sale did not qualify for gain recognition under the full accrual method. A gain of $1,295,700 was deferred and reported as other accrued liabilities in the consolidated balance sheet at September 30, 2003. The sale will be recognized by the installment method as cash payments are received from the purchaser. An installment note receivable of $2,909,500 at September 30, 2003 will be reduced as payments are received.

     Pursuant to the note agreement, the Company is to receive $5,000 per month for the months of November 2003 to March 2004 and $10,000 for the months of November 2004 to March 2005 and $24,000 per month for the months of April to October 2004 and $24,000 per month on a monthly basis after March of 2005 from The Cactus group until August of 2008. At which time, a balloon payment of $2.8 million is due. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 is gross proceeds from the sale of either single family or mobile home lots in Ticaboo.

     13) During the quarter ended September 30, 2003, the Company issued 163,754 shares of common stock as a result of the exercise of options by employees and former employees and 37,336 shares from the execution of investor warrants.

     The dollar values of the issuances was $381,371 from the exercise of employee options and $135,903 from the exercise of investor warrants.

     14) Subsequent Event - On October 31, 2003 The Company's wholly owned subsidiary Plateau Resources Limited (PRL) received approval from the U.S. Nuclear Regulatory Commission (NRC) to release about $2.9 Million of excess reclamation bond funds on the Shootaring Canyon Uranium Mill located in southeastern Utah. In 1993, when the Company acquired the Mill, PRL had posted a surety reclamation bond with the NRC of $2.5 Million for the reclamation of the Shootaring Canyon Uranium Mill. In fiscal 1997, PRL requested that the status of the Mill license be changed from standby to operational. As a result of the change of the Mill license to operational status, the NRC required that the cash bond be increased to $6.7 Million. Due to uranium market conditions in 2002, PRL decided to change the license status from operational back to reclamation and filed a new reclamation plan. The NRC has reviewed the revised reclamation and decommissioning plan and has agreed to a $6.1 million reclamation plan. The NRC therefore approved the release of $2.9 Million which had been accrued as interest from the existing cash bond to PRL and retained $6.1 Million to cover the new reclamation plan.

                        U.S. ENERGY CORP. & SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2003 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

OVERVIEW  OF  BUSINESS

     The Company owns controlling interest in a uranium mine and mill in southern Utah; uranium mines in central Wyoming; a gold property in California; coalbed methane properties in southwest Wyoming and the Powder River Basin in Wyoming and Montana; and various real estate holdings. The mine properties are all shut down. All these properties are held in conjunction with the Company's subsidiary, Crested Corp. ("Crested") through the USECC joint venture between the two companies, and the coalbed methane business is conducted through our subsidiary, Rocky Mountain Gas, Inc. ("RMG").

     The acquisition, exploration and development of coalbed methane properties is our only recurring business activity at the present time.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

     OIL AND GAS PRODUCING ACTIVITIES - Through our subsidiary, RMG, we follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

     RECLAMATION LIABILITIES - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the current estimate of the future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of the obligation approaches.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     SFAS NO. 143 - The Company has implemented the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003. The statement requires the Company to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. The Company's reclamation liabilities on its mining properties are subject to SFAS No. 143. See note 8 of the interim financial statements for details of the adoption.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and FIN 45 has not had a material effect on its 2003 financial statements. Disclosures required by FIN 45 are not required because the Company does not have any existing guarantees at September 30, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as "special-purpose entities". Companies are required to apply the provision of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For public companies, all interest acquired before February 1, 2003 must follow the new rules in accounting periods beginning after June 15, 2003. The Company has determined that the adoption of the provisions of FIN 46 did not have a material impact on its financial condition or results of operations.

     The Company has reviewed current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     On June 23, 2003, the Company's subsidiary RMG and its joint venture partner, CCBM, Inc. ("CCBM") a subsidiary of Carrizo Oil and Gas of Houston, Texas ("Carrizo"), contributed their equal interest in certain coalbed methane
(CBM) properties into a newly formed Delaware corporation, Pinnacle Gas Resources, Inc. ("Pinnacle") in exchange for common stock of Pinnacle. At the time of the formation of Pinnacle, CCBM did not completely own its interest in the contributed CBM properties since the promissory note executed by CCBM to RMG for the purchase of the properties in June 2001, was not fully paid. Therefore, CCBM made a cash payment to RMG at the time of the formation of Pinnacle in the amount of $1,826,200. (See the Form 8-K filed July 15, 2003 for further information on the Pinnacle transaction.) This payment, along with the receipt of $1,618,800, from the sale of common stock by the Company and RMG, and the collection of an account receivable in the amount of $1,163,000 for the sale of real estate owned by Sutter Gold Mining Company ("Sutter"), are the primary reasons for the increase of $1,210,100 in cash during the nine months ended September 30, 2003.

     These increases in cash are the primary contributors in the small decrease of the Company's liquidity during the nine months ended September 30, 2003. The Company's working capital decreased by $192,700 during the nine months ended
September  30,  2003  from  $2,710,900  at  December  31,  2002 to $2,518,200 at
September  30,  2003.

     During the nine months ended September 30, 2003, operations consumed $3,446,300. Other major uses of cash during the nine months ended September 30, 2003, were for the exploration of coalbed methane properties, which consumed $134,800 and the retirement of long term debt in the amount of $902,500. The majority of the debt retirement was debt associated with real estate owned and sold by Sutter in the amount of $513,300 and the payment of $273,900 of debt relating to the Ticaboo properties.

     The Company issued common stock and warrants valued at $1,048,900 for the payment of services during the nine months ended September 30, 2003. These services were incurred primarily in relation to the contracts associated with the formation of Pinnacle and for legal services. The Company issued 50,000 shares of common stock and warrants to purchase 50,000 additional shares of common stock with an exercise price of $5.00 per share to the consulting firm of Sanders Morris Harris, Inc. of Houston, TX, which assisted the Company and RMG in the transactions related to the formation of Pinnacle. The Company also issued 34,000 shares of common stock to the legal firm that is representing the Company in other litigation as partial payment of its legal expenses.

     The Company entered into two convertible debt agreements during prior periods. The two combined debts total $1.5 million and are convertible at the owners' option into common stock of the Company. During the nine months ended September 30, 2003, $100,000 of convertible long term debt was retired upon the conversion of the debt to 33,333 shares of common stock at the request of one of the debt holders. The owners of the convertible debt also have warrants to purchase shares of the Company's common stock. Due to these beneficial conversion features of the debt, a discount was recognized on the debt. The discount is amortized over the term of the debt. The amount of amortization recognized during the nine months ended September 30, 2003 was $393,500.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation". As a result of the valuation made to implement SFAS No. 143, the Company recognized $1,615,600 in income as the valuation of the reclamation liability was over accrued. The Company also recorded an accretion expense of its total reclamation liability of $275,000 during the nine months ended September 30, 2003.

     Investing activities during the nine months ended September 30, 2003, generated $4,037,500. This increase in cash was primarily as a result of the monthly payments that CCBM made during the nine months ended September 30, 2003 pursuant to its promissory note to RMG and the payment made to fully pay that portion of the note which was ascribed to the properties contributed to Pinnacle as discussed above. All payments from CCBM were applied against the full cost pool of coalbed methane properties. Additionally, on August 14, 2003, the Company sold its interest in the Ticaboo Townsite in southern Utah when Plateau Resources Limited, a wholly-owned subsidiary of the Company entered into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,470,000. Of that amount, $349,300 was paid in cash at closing and the balance of $3,120,700 is to be paid under the terms of a promissory note.

     The sale did not qualify for gain recognition under the full accrual method. A gain of $1,295,700 was deferred and reported as other accrued liabilities in the consolidated balance sheet at September 30, 2003. The sale will be recognized by the installment method as cash payments are received form the purchaser. An installment note receivable of $2,909,500 at September 30, 2003 will be reduced as payments are received.

     Pursuant to the note agreement, the Company is to receive $5,000 per month for the months of November 2003 to March 2004 and $10,000 for the months of November 2004 to March 2005 and $24,000 per month for the months of April to October 2004 and $24,000 per month on a monthly basis after March of 2005 from the Cactus Group until August of 2008, at which time, a balloon payment of $2.8 million is due. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 in gross proceeds from the sale of either single family or mobile home lots in Ticaboo.

     Financing  activities  provided  $618,900  during  the  nine  months  ended
September 30, 2003. The primary source of the cash provided by financing activities came as a result the issuance of common stock by the Company and RMG. Common stock was issued by the Company as a result of the exercise of options and warrants, and RMG completed a private placement. See Part II Item 2, Changes in Securities.

CAPITAL  RESOURCES

     The primary sources of our capital resources during the balance of 2003 are cash on hand; collection of receivables; receipt of monthly payments from CCBM for the purchase of the balance of its interest in RMG's coalbed methane properties; receipt of payments on the Cactus note from the sale of Ticaboo; CCBM funding of drilling and exploration programs; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; sale of partial ownership interests in exploration properties; proceeds under the line of credit and equity financing by the Company or its subsidiaries.

     Drilling and exploration capital requirements of RMG will be initially funded during the balance of 2003 from the CCBM work commitment. As of September 30, 2003, there was a balance of $638,400 available to RMG under the CCBM work commitment. Of this amount, CCBM is committed to expend $319,200 on behalf of RMG. Under a separate agreement RMG has used a portion of the drilling commitment to participate in the drilling of Gulf Coast wells, which are operated by Carrizo. As of the date of this report, a total of $325,600 had been expended for the drilling of two wells. The results of the drilling program have not yet been completely determined, however all indications are that the first well in which RMG participated may be a dry hole. We participated in the Gulf Coast wells to diversify our exposure to natural gas opportunities. While these wells are more expensive to drill and complete than coalbed methane wells, a successful well could provide production much faster than coalbed methane projects, which require multiple wells and a lengthy de-watering process before production begins.

     After CCBM paid the amount required on the properties contributed to Pinnacle, there remained a balance of $1,021,700 at September 30, 2003 due RMG from CCBM under its purchase agreement. Under the terms of the modified promissory note, this amount will continue to be paid at the rate of $52,800 per month plus interest until November 2004 at which time, a balloon payment of $337,400 is due. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties.

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

     On October 31, 2003, Plateau received the release of $2.9 million of excess bond collateral on its Shootaring Canyon Mill site. (See note 12 to Financial Statement)

     We currently have a $750,000 line of credit with a commercial bank. At September 30, 2003, the entire line of credit was available to the Company.

     We  have  been  involved  in  litigation  with  Nukem, Inc. involving Sheep
Mountain Partners, ("SMP") for the past twelve years. On August 1, 2003, the company received a Judgment from the U.S. District Court of Colorado in the amount of $20,044,184 be entered against Nukem, Inc. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. USE and Crested also filed a motion to alter and amend certain portions of the Order and Judgment. In the event that the Company and Crested prevail, one half of the award belongs to the company.
See  Item  1  Part  II  Legal  Proceedings.

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

MAINTAINING  MINERAL  PROPERTIES
--------------------------------

     SMP  URANIUM  PROPERTIES

     The holding costs associated with the uranium properties in Wyoming formerly owned by Sheep Mountain Partners ("SMP") are approximately $8,500 per month. We continue to implement cost cutting measures to reduce the holding costs while at the same time preserving the properties. We have begun the process of reclamation on certain of these properties and will continue to do work during 2003. It is estimated that approximately $140,000 in reclamation work will be completed on the SMP properties during 2003.

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     Plateau owned the Ticaboo Townsite, which included a motel, convenience store, boat storage, restaurant and lounge. Prior to fiscal 2002, we operated all of these entities. A decision was made during fiscal 2002 to lease out all but the motel operation. On August 14, 2003, these operations were sold to The Cactus Group through a Stock Purchase Agreement, whereby Plateau's 100% stock ownership in Canyon Homesteads, Inc. was sold. The operations from Ticaboo have been reclassified as discontinued operations for the three and nine month periods ended September 30, 2003 and 2002 on the Statement of Operations.

     Additionally, Plateau continues to own and maintain the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale or reclamation of the mine and uranium mill.

     SUTTER  GOLD  MINING  COMPANY  PROPERTIES  ("SGMC")

     We have two employees at the SGMC properties to preserve the core properties. SGMC sold certain of the non-essential land positions during 2003. SGMC is also considering other alternatives such as equity financing or obtaining industry partners to develop the property.

     Carrying values for the SGMC remaining properties, as of September 30, 2003, are lower than the fair market value of the properties.

DEBT  PAYMENTS
--------------

     Debt to non-related parties at September 30, 2003 was $2,555,100. $1.4 million of this debt is convertible debt to two investors. On October 28, 2003, the investors and the Company amended the convertible debt to make payment of the interest and principal mandatory in common stock and extended the due date of the debt to December 31, 2004.

     Principal and interest payments on the balance of long term debt during the balance of 2003 is approximately $34,400.

RECLAMATION  COSTS
------------------

     The asset retirement obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $140,000 of reclamation work on the SMP properties and $100,000 on the southern Utah uranium mine properties will be performed during 2003. The Company has submitted a reclamation plan to the Nuclear Regulatory Commission ("NRC") for the reclamation of the Shootaring Uranium Mill. The Company will begin portions of the Shootaring reclamation during 2004.

     The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at September 30, 2003 is $5,317,700, which is reflected on the Balance Sheet as a reclamation liability. This liability is fully funded by cash investments that are recorded as long term restricted assets.
     (See  Note  12  to  Financial  Statement.)

     The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at September 30, 2003 is $2,220,700 which amount is self bonded by a pledge of certain of our real estate assets.

RESULTS  OF  OPERATIONS
-----------------------

     During the three and nine months ended September 30, 2003, the Company recorded a net loss of $1,981,700 and $3,904,500, respectively, from operations as compared to a net loss of $1,281,700 and $3,795,000 for the same three and nine months of the previous year. The increase in the net loss from operations is primarily as a result of increased mineral holding costs of $895,300 and $353,000; and general and administrative costs of $526,100 and $191,500, for the three and nine months ended September 30, 2003. These increases in costs relate to the professional services paid in either cash or stock for legal and consulting services in the Nukem and Phelps Dodge litigation and the formation of Pinnacle.

     During the nine months ended September 30, 2002, the Company recognized a provision for doubtful accounts of $171,200. No provision for doubtful accounts was necessary during the nine months ended September 30, 2003. Management fees increased during the nine months ended September 30, 2003 over the same period of the previous year by $41,800 as a result of increased activities in the coalbed methane business segment. Management fees decreased by $39,700 during the three months ended September 30, 2003 as a result of the formation of Pinnacle and the discontinuation of the management of the production which was contributed to Pinnacle.

     During the three and nine months ended September 30, 2003, the Company recorded $503,700 and $71,300 in interest expense as compared with $259,900 and $131,700 in interest expense during the three and nine months ended September 30, 2002. The increase in interest expense for the nine months ended September 30, 2003 is primarily related to the payment of interest on the convertible notes as well as the amortization of the discount recognized on those notes at the time they were initiated.

     As a result of the sale of Ticaboo on August 14, 2003, the disposal date, the motel and real estate operations segment have been reclassified as a discontinued operation on the condensed statements of operations for the three and nine months ended September 30, 2003 and 2002. The Company recognized loss of $31,200 and a gain of $57,100 from such operations during the three and nine months ended September 30, 2002 and a loss of $88,700 and $225,100 from the same operations for the three and nine month periods ended September 30, 2003. The reduction in profits from this business segment are due to reduced tourist business because of the drought in southern Utah which had a direct effect on the number of visitors to Lake Powell.

     The Company recorded non-cash income of $1,615,600 during the nine months ended September 30, 2003 as a result of the implementation of SFAS No. 143. The Company also recorded a non-cash accretion expense related to the reclamation of the SMP and Plateau mine and mill properties of $91,700 and $275,000 during the three and nine months ended September 30, 2003 as a result of the adoption of SFAS No. 143.

     The Company recognized net losses of $1,981,700 or $0.18 per share and $3,904,500 or $0.35 per share, respectfully, during the three and nine months ended September 30, 2003. During the three and nine months ended September 30, 2002 the Company recorded losses of $1,281,700 or $0.12 per share and $3,832,500 or $0.36 per share. The increase in the loss for the three month periods of $700,000 was primarily as a result of the major increase in expenses related to one time legal and consulting fees incurred in the formation of Pinnacle, and the accounting in the Nukem - SMP case. There was also an increase of $72,000 in the loss during the nine months ended September 30, 2003 over the same period of the previous year. This increase was also due to the legal and accounting expenses in the Nukem and Phelps Dodge cases. These increases were offset by the cumulative effect caused by the implementation of SFAS 143 of $1.6 million. Management believes the continued implementation of the basic business plan will continue to improve net operating results.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

     In the 90 day period before the filing of this report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officer of the Company, as appropriate to allow those person to make timely decisions regarding required disclosure.

     Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

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

     Although the U.S. District Court of Colorado has ordered Nukem to pay USE and Crested Corp. approximately $20,000,000, Nukem's payment of the judgment will be delayed by the appeals process. See Part II, Item 1, below. It is also possible that the amount of the Judgment may change.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. (" Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest of $231,400 for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. The Company and Crested also filed a motion to alter and amend certain portions of the Order and Judgment. These motions were filed under seal and on September 10, 2003, the District Court overruled Nukem's motions and on September 11, 2003 the Court overruled the motion of the Company and Crested. On October 3, 2003, Nukem, as Appellants filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, the Company and Crested filed a Notice of Cross-Appeal to the 10th Circuit. Appellant's opening brief is due in December 2003 and Appellees' (USE/Crested) brief is due in January 2004.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-Q for the quarter ended June 30, 2003.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

     (c) During the quarter ended September 30, 2003, the Company issued 163,754 shares of common stock as a result of the exercise of options by employees and former employees and 37,336 shares from the execution of investor warrants. Issuance of shares on a exercise of the options was registered on Form S-8; the shares issued on exercise of the investor warrants were issued as restricted securities with resale registered on Form S-3.

     The dollar values of the issuances was $381,371 from the exercise of employee options and $135,903 from the exercise of investor warrants.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)  Exhibits.

          31   Certification  pursuant  to  Rule  13a-14(a)  and  Rule 15d-14(a)

          32 Certification Pursuant to Section 1350 of Chapter 63 of title 18 ofthe United States Code

     (b) REPORTS ON FORM 8-K. The Company filed six reports on Form 8-K for the quarter ended September 30, 2003. The events reported were as follows:

          1. The report filed on July 15, 2003, under Item 5 and 7, referred to the Company's subsidiary, Rocky Mountain Gas, Inc. and the formation of Pinnacle Gas Resources, Inc.

          2. The report filed on July 21, 2003, under Item 5, referred to the Company's subsidiary, Rocky Mountain Gas, Inc. and the formation of Pinnacle Gas Resources, Inc.;

          3. The report filed on August 1, 2003, under Item 5, referred to the Order received form the U.S. District Court which ordered Nukem, Inc. to pay the Company and USE $20,044,184;

          4. The report filed on August 15, 2003, under Item 5, referred to the sale of the Ticaboo Townsite in southern Utah to the Cactus Group, LLC;

          5. The report filed on August 27, 2003, under Item 5, referred to a motion filed by Nukem to approve supersedeas bonds in the amount of $20,275,600;

          6. The report filed on September 19, 2003, under Item 5, referred to orders from the U.S. District Court in the Nukem Litigation.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       U.S.  ENERGY  CORP.
                                      (Company)



Date:  November  13,  2003             By:   /s/  John  L.  Larsen
                                          --------------------------------------
                                       JOHN  L.  LARSEN,
                                       CHAIRMAN  and  CEO




Date:  November  13,  2003             By:   /s/  Robert  Scott Lorimer
                                          --------------------------------------
                                       ROBERT  SCOTT  LORIMER
                                       Principal  Financial  Officer  and
                                       Chief  Accounting  Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) (Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986);
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated  this  13th  day  of  November,  2003.



                                           /s/  John  L.  Larsen
                                         ---------------------------------------
                                         John  L.  Larsen,
                                         Chief  Executive  Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) (Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986);
     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated  this  13th  day  of  November,  2003.



                                         /s/  Robert  Scott  Lorimer
                                       -----------------------------------------
                                       Robert  Scott  Lorimer,
                                       Chief  Financial  Officer

                                                                      EXHIBIT 32

              Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code

                             as adopted pursuant to

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, John L. Larsen, the Chief Executive Officer of U.S. Energy Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of U.S. Energy Corp.



                                         /s/  John  L.  Larsen
                                       -----------------------------------------
                                       John  L.  Larsen
                                       Chief  Executive  Officer
                                       Date:  November  13,  2003


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

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Robert Scott Lorimer, the Chief Financial Officer of U.S. Energy Corp., certify that (i) the Quarterly Report on Form 10-Q for the period ended September 30, 2003, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Quarterly financial statements fairly presents, in all material respects, the financial condition and results of operations of U.S. Energy Corp.



                                         /s/  Robert  Scott  Lorimer
                                       -----------------------------------------
                                       Robert  Scott  Lorimer
                                       Chief  Financial  Officer
                                       Date:  November  13,  2003


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