Form 10-K
period 2003-12-31
US ENERGY CORP
filed 2004-03-30
CIK 101594

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or
[ ]  Transition  report  pursuant  to  section  13  or  15(d)  of the Securities
     Exchange  Act  of  1934  for  the  transition  period  from June 1, 2002 to
     December  31,  2002

Commission  file  number  000-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Wyoming                                  83-0205516
-----------------------------------------       --------------------------------
     (State or other jurisdiction of                  (I.R.S.  Employer
     incorporation or organization)                  Identification  No.)

     877  North  8th  West
     Riverton,  WY                                                 82501
-----------------------------------------------             --------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). YES [ ] NO [X]

     The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of June 30, 2003, computed by reference to the average of the bid and asked prices of the Registrant's common stock as reported on Nasdaq Small Cap on that date, was $61,728,467.

     Class                                   Outstanding  at  March  24,  2004
---------------------------------------     ------------------------------------
     Common Stock, $0.01 par value                  13,992,750  shares

Documents  incorporated  by  reference:  Portions  of the documents listed below
---------------------------------------
have been incorporated by reference into the indicated parts of this report as specified in the responses to the referenced sections of this filing.

     Proxy Statement for the Meeting of Shareholders to be held in June 2004, into Part III of the filing.

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

     Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Important future factors that could cause actual results to differ materially from expectations include: Domestic consumption rates and market prices for natural gas; the amounts of gas we will be able to produce from our coalbed methane properties; the availability of permits to drill and operate coalbed methane wells; whether and when gas transmission lines will be built in reasonable proximity to the coalbed methane properties; and whether and on what terms the capital necessary to develop the properties can be obtained. The forward-looking statements should be carefully considered in the context of all the information set forth in this Annual Report.

                                     PART I

ITEM  1  AND  ITEM  2.  BUSINESS  AND  PROPERTIES.

(A)  GENERAL.

     U.S. Energy Corp. is a Wyoming corporation (formed in 1966) in the business of acquiring, exploring, developing and/or selling or leasing mineral properties. In this Annual Report, "we," "Company" or "USE" refer to U.S. Energy Corp. including subsidiaries unless otherwise specifically noted. Our fiscal year ends December 31; this is the first full year of our new fiscal year (the prior year ended May 31, and the last Annual Report was a transition report for the seven months ended December 31, 2002 (filed April 1, 2003)).

     In 2003, most of our business activity was devoted to the coalbed methane ("CBM") business, which is conducted through Rocky Mountain Gas, Inc ("RMG") a subsidiary of the Company.

     In 2003, RMG transferred certain of its CBM assets including a producing, and several non-producing, CBM properties to Pinnacle Gas Resources, Inc. ("Pinnacle"), a newly-organized Delaware corporation. Other parties to this transaction included CCBM, Inc. and its parent company Carrizo Oil & Gas, Inc. ("CRZO") of Houston Texas; and seven affiliates of Credit Suisse First Boston Private Equity. As a result of the transaction, RMG became a 37.5% shareholder of Pinnacle and RMG accounts for its investment on the equity method. RMG recorded revenues from gas sales from mid-2002 until the transfer to Pinnacle was completed in mid-2003. See "Transaction with Pinnacle Gas Resources, Inc."

     On January 30, 2004, RMG acquired producing and non-producing CBM properties located near Gillette, Wyoming, from Hi-Pro Production, LLC ("Hi-Pro"). These properties contain proven gas reserves. A portion of the purchase price was paid with a loan from institutional lenders under a $25 million mezzanine lending facility, which was established in connection with the Hi-Pro purchase; additional loans will be available to acquire more CBM properties, subject to lenders' approval. In the first quarter of 2004, RMG raised $1.8 million in working capital from institutional investors. See "Coal Bed Methane - RMG Equity Financing."

     RMG's properties are located in Wyoming and southeastern Montana. As of the filing date of this Annual Report, RMG holds approximately 264,300 gross (128,200 net) mineral acres of CBM properties. A limited amount of exploratory drilling and testing was conducted on some of the non-producing properties in 2003, but in general, significant additional work is needed before we can determine if those properties contain gas reserves. No prediction is made when such determinations can be made.

     In 2003, the Company sold an indirect subsidiary (Canyon Resources) which owns commercial properties in Ticaboo, Utah. Canyon Resources was acquired in the 1990s from a utility as part of an acquisition of uranium properties and a uranium mill near Ticaboo, Utah. See "Oil And Gas, and Other Properties." The uranium properties and mill, presently inactive, have not been sold. See "Inactive Mining Properties - Uranium."

     Historically, gas prices for production in the Powder River Basin (our area of activity) have been lower than national prices due to limited pipeline "takeaway capacity." This limitation was somewhat eased in late 2002 and 2003 by new pipeline construction and enlargement of existing lines, and will be further improved with more capacity in 2005. For example, a new large pipeline is planned to be in service in January 2005, running from the Cheyenne hub in Cheyenne, Wyoming, to Kansas. See "Gas Markets."

     However, on both historical and seasonal bases, gas prices have been volatile. A return to low gas prices, particularly if aggravated by the negative price differential experienced by Powder River Basin producers, could adversely impact not only the economics of current production but also the economics of exploration projects as they move into production in the future.

     USE and Crested originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in February 2002). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). As a result of USE funding certain of Crested's obligations from time to time (due to Crested's lack of cash on hand), Crested subsequently paid a portion of this debt by issuing common stock to USE, Crested became a majority-owned subsidiary of USE in fiscal 1993. In fiscal 2001, Crested issued another 6,666,666 shares of its common stock to reduce Crested's debt owed to USE by $3.0 million, which increased USE's ownership of Crested to 71.5%. All the operations of USE (and Crested) are in the United States.

     In the first quarter 2004, USE obtained $350,000 of equity funding from an accredited investor (100,000 restricted shares of common stock, three year warrants to purchase 50,000 shares at $3.00 per share; and five year warrants to purchase 200,000 shares at $3.00 per share). Proceeds will be used as working capital.

     Principal executive offices of USE are located in the Glen L. Larsen building at 877 North 8th Street West, Riverton, Wyoming 82501, telephone 307-856-9271. RMG has a field office in Gillette, Wyoming.

     Most of the Company's operations are conducted through subsidiaries, the USECC Joint Venture with Crested, and jointly-owned subsidiaries of USE and Crested.

     The  Company's  subsidiaries  are:

                                  Percent             Primary
     Subsidiary                Owned by USE*     Business Conducted
     ----------                -------------     ------------------
     Plateau Resources Ltd.       100.0%         Uranium  (Utah) - inactive mill
                                                 - shut down
                                                 Motel/real estate - sold
     Rocky Mountain Gas, Inc.      88.5%         Coalbed  methane  -  active
     Energx, Ltd.                  90.0%         Gas - inactive - shut down
     Crested Corp.                 71.5%         Uranium,  gold  and  molybdenum
                                                 Properties  (all inactive  and
                                                 shut  down),  and  exploration
                                                 activities  on coalbed  methane
                                                 properties
     Sutter Gold Mining Company    78.5%         Gold (California) - inactive -
                                                 Being reactivated
     Four Nines Gold, Inc.         50.9%         Contract Drilling/Construction
                                                 - inactive
     USECC Joint Venture           50.0%         Uranium  (Wyoming, Utah),  gold
                                                 and molybdenum,**  all inactive
                                                 and  shut down; real estate
                                                 management and coalbed methane
                                                 exploration
     Yellowstone Fuels Corp.       35.9%         Uranium (Wyoming) - inactive -
                                                 Shut down
     Pinnacle Gas Resources, Inc.  37.5%         CBM exploration and production
                                                 - active

     *    Includes  ownership  of  Crested  Corp.  in  RMG  and  Sutter.

     ** There are no plans to put the molybdenum property into production in the foreseeable future. See "Inactive Mining Properties - Molybdenum and Item 3, "Legal Proceedings".

     Until September 11, 2000, USE, USECC and Kennecott Uranium Company ("Kennecott") owned the Green Mountain Mining Venture ("GMMV"), which held a large uranium deposit and uranium mill in Wyoming. On September 11, 2000, USE and Crested settled litigation with Kennecott involving the GMMV by selling their interest in the GMMV and its properties back to Kennecott for $3,250,000, receiving a royalty interest in the uranium properties and miscellaneous equipment. The GMMV properties are shut down. Kennecott also assumed all reclamation obligations on the GMMV properties; reclamation obligations for an ion exchange facility located on properties outside the GMMV were not assumed by Kennecott, see "Sheep Mountain Partners - Properties" below. Other uranium properties and a uranium mill in southeast Utah are held by Plateau Resources Ltd., a wholly-owned subsidiary of USE. The Utah uranium properties are shut down.

     Activities on the mineral properties held by Sutter Gold Mining Company ("SGMC") were shut down because the historical market price of gold did not permit raising the necessary capital to build a mill and put the properties into production. However, improved gold prices over the last 12 months have revived the capital markets, particularly in Canada. See "Sutter Gold Mining Company, below."

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

     We own a royalty interest in a molybdenum property in Colorado; the property is owned by Phelps Dodge Corporation. We believe, at the present time, that Phelps Dodge does not have a plan to place the molybdenum property into production.

     In the motel, real estate and airport operations area (significant as a percentage of revenues for 2003, but not our primary business focus), we own and manage an office building (where the Company's headquarters are located), and small parcels of land, in Riverton, Wyoming, and a small amount of other land in Wyoming and Colorado. An indirect subsidiary (Canyon Resources), owned a townsite, motel, convenience store and other commercial facilities in Utah, which was sold in August 2003, thus greatly reducing activities in this commercial segment.

(B)  FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS.

     During 2003, the seven months ended December 31, 2002, and the (former) fiscal year ended May 31, 2002, for technical financial presentation purposes, we operated in two business segments: (i) coalbed methane gas exploration (and holding shut down mines and mineral properties); and (ii) commercial (motel, real estate, and airport operations). While we technically had two segments in this 31 month period, by December 31, 2003, all activities in minerals (except coalbed methane) and commercial (motel/real estate/airport), had ceased or were severely curtailed, and the motel/commercial properties in Utah had been sold. As of the date of this Annual Report, the only current activities of a material and recurring nature are in coalbed methane.

     The principal products of operating units within each of the reportable industry segments for the full year 2003, the seven months ended December 31, 2002 and the (former) fiscal year ended May 31, 2002 are shown below. For more information, see note I to the financial statements.

     INDUSTRY  SEGMENTS            PRINCIPAL  PRODUCTS

     Minerals:  CBM                Acquisition  of  coalbed  methane properties,
     Exploration and Production    production of properties for coalbed methane.
     (and shut down mineral        This  activity is material and recurring, and
     properties)                   is our principal business  focus.  Sales  and
                                   leases of mineral-bearing properties and, from time to time, the production and/or marketing of uranium, gold and receipt of advance royalties on molybdenum. Activities in uranium, gold and molybdenum are shut down as recurring activities. Gold properties are being reactivated at the date of this Report.

     Commercial:                   Operation  of  a  motel and  rental  of  real
     Motel/Real  Estate/           estate, operation of an aircraft  fixed  base
     Airport  FBO                  operation  (fuel  sales,  flight  instruction
                                   and aircraft maintenance, which was shut down in the (former) fiscal year 2002; and motel and real estate activities (sold in 2003)).
                                   Various  contract  services,  including
                                   managerial services for subsidiary companies, continue.

C)   NARRATIVE  DESCRIPTION  OF  BUSINESS  (INCLUDING  ITEM  2  -  PROPERTIES).

COALBED  METHANE

     GENERAL.

     Rocky Mountain Gas, Inc. ("RMG") was incorporated in Wyoming on November 1, 1999 for business in the coalbed methane industry in Wyoming and Montana. RMG is a subsidiary of the Company (owned 50.3% by the Company and 39.8% by Crested as of December 31, 2003 (as of the date of this Annual Report, 49.4% by the Company and 39.1% by Crested).

     In 2003, RMG transferred all of its interest in certain coalbed methane properties, including a producing property, to Pinnacle. At the same time, Carrizo Oil & Gas, Inc.'s wholly owned subsidiary CCBM, Inc. ("CCBM") (with which RMG has an agreement to jointly acquire and explore properties) transferred to Pinnacle all of its interests in the same properties, and affiliates of Credit Suisse First Boston contributed equity financing to Pinnacle. See "Transaction with Pinnacle Gas Resources, Inc."

     On January 30, 2004, RMG (through its wholly-owned, newly organized subsidiary RMG I LLC, "RMGI") acquired coalbed methane properties in the Powder River Basin of Wyoming. See "Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC." Part of the purchase price was financed under a $25 million mezzanine credit facility.

     RMG I plans to drill five development wells on the Hi-Pro properties in 2004 and upgrade existing infrastructure to improve gas production, and, subject to raising equity funding, drill up to 120 exploratory wells on undeveloped Hi-Pro acreage in 2004 and 2005.

     In addition, RMG plans to drill exploratory wells on the Castle Rock and Oyster Ridge properties, and seek to acquire other producing coalbed methane properties, primarily in Wyoming. Financing may be available under the mezzanine credit facility for more acquisitions, if approved by the lenders. As of the filing date of this Annual Report, RMG does not have any agreements to acquire other producing properties.

     RMG  raised  $1.8 million of equity financing in the first quarter of 2004.

     As of the filing date of this Annual Report, RMG holds leases and options on approximately 264,300 gross mineral acres of federal, state and private (fee) land in the Powder River Basin ("PRB") of Wyoming and Montana and adjacent to the Green River Basin of Wyoming, not including acreage held by Pinnacle.

     As of the filing date of this Annual Report, there are 108 producing wells on the properties bought by RMG from Hi-Pro Production, LLC. RMG owns an average 58% working interest (46.4% average net revenue interest, before deduction of overriding royalty interests held by lenders) in these properties.

     From RMG's inception, through December 31, 2003, 72 exploratory wells have been drilled, almost all with funds provided by industry partner CCBM and former industry partner SENGAI (see below). 43 of the wells were on properties transferred to Pinnacle in mid-2003. The balance of 29 wells (15 of which have been plugged and abandoned) are on properties held by RMG. Reserves have not been established for any of the properties on which these wells were drilled.

     The Castle Rock property in southeast Montana , and the Oyster Ridge property adjacent to the Green River Basin (southwest Wyoming), are large properties which will require the drilling of numerous exploratory wells and extended dewatering for each group or "pod" of wells (possibly as much as 24 months after drilling and completion) before an assessment of reserves can be made.

     Among the uncertainties we face in determining if our coalbed methane investments will yield value are the following: Prices for gas sold in the Powder River Basin are typically lower than national prices, and therefore, the economics of Powder River Basin properties can be adversely affected more readily by lower gas prices. The Hi-Pro properties, and all revenues therefrom, are pledged to service $3,635,000 of debt. To continue exploration efforts, additional capital (in addition to RMG's one-half of remaining balance under the CCBM $5.0 million drilling commitment, which one half of remaining balance was $305,100 at December 31, 2003) will be needed. Permitting issues for new wells on undeveloped acreage may be delayed. An unfavorable confluence of these uncertainties could result in a write-down of the carrying value of those properties which don't produce enough gas at low prices to be economic; in a write-down of the carrying value of other properties which need more wells drilled and dewatered to establish or improve the economics of production; and/or the delay (whether from lack of capital or permitting problems) in establishing reserves for the larger prospects where many wells will have to be drilled to assess their value.

     Certain technical terms used in the oil and gas industry appear in this Annual Report. The following are general definitions of those terms: Working interests percentages of a mineral lease total 100%; the working interest owners together (an aggregate of 100%) pay all of the costs to hold undeveloped leases, drill and complete wells on leases, and produce minerals from the leased property (including pump costs, gathering and transmission costs and marketing costs). Net revenue interests are the percentages of production which the working interest owners own, after deduction for payment of royalties to the owners of the minerals under lease (private parties, the Bureau of Land Management, or the State, as applicable). Owners of royalty interests pay none of the costs to drill, complete, or operate wells on a lease. An overriding royalty interest is carved out of the total net revenue interest; overriding royalty interest holders pay none of the costs to hold, drill, or produce the minerals. All owners pay their share of ad valorem and severance taxes.

     TRANSACTION  WITH  PINNACLE  GAS  RESOURCES,  INC.

     On June 23, 2003, RMG, CCBM and its parent company Carrizo Oil & Gas, Inc.; and seven affiliates of Credit Suisse First Boston Private Equity (the "CSFB Parties") signed and closed agreements for a transaction with Pinnacle. The transaction included: (1) the contribution to Pinnacle by RMG and CCBM of all of their ownership of a portion of the CBM properties owned by RMG and CCBM, in exchange for common stock and options to buy common stock in Pinnacle; and (2) $17,640,000 cash to Pinnacle by the CSFB Parties for common stock and series A preferred stock of Pinnacle, and warrants to purchase series A preferred stock of Pinnacle.

     Pinnacle is a private corporation. Only such information about Pinnacle, as its board of directors elects to release, is available to the public. All other information about Pinnacle is subject to confidentiality agreements between Pinnacle, RMG, and the other parties to the June 2003 transaction.

     At December 31, 2003, RMG's ownership in Pinnacle's common stock was 37.5%. RMG's ownership of Pinnacle on a fully-diluted basis will change if the CSFB Parties fund subsequent capital requests from Pinnacle and/or exercise their warrants to buy equity in Pinnacle, and/or if RMG and/or CCBM exercise their options to buy equity in Pinnacle, or other events occur. See the discussion under Pinnacle Equity Transaction below.

     Immediately following, and in connection with, the transaction, Pinnacle acquired additional producing and non-producing CBM properties located in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. ("Gastar," listed on the Toronto Stock Exchange), referred to below as the "Gastar acquisition."

     The transaction and the follow-on Gastar acquisition provide (1) Pinnacle the funded opportunity to explore and develop the contributed and acquired assets, and to acquire and explore, and if warranted, develop, additional CBM properties in Wyoming and Montana; and (2) RMG (through its ownership interest in Pinnacle) the opportunity to benefit (on a passive basis) from the continued development of the contributed assets and other properties which Pinnacle may acquire in the future. Since June 2003, Pinnacle has acquired additional acreage, and drilled numerous exploratory and development wells.

     RMG now has interests in approximately 264,300 gross (128,200 net) mineral acres:(A) 173,400 gross (66,900 net) acres in the Castle Rock, Oyster Ridge, and Baggs properties, which were not contributed to Pinnacle (these properties are operated by RMG and held with its industry partner CCBM, Inc.); and (B) 52,700 gross (47,000 net) mineral acres acquired from Hi-Pro Production, LLC. The acreage total does not reflect properties held by Pinnacle. The acreage total for Oyster Ridge includes the proposed acquisition from Kerr McGee (38,184 gross, 11,455 fully diluted net). See "Oyster Ridge".

     CCBM is a wholly-owned subsidiary of Carrizo Oil & Gas, Inc. ("Carrizo," a Nasdaq listed company). Carrizo, CCBM and RMG entered into an agreement in July 2001 for CCBM to buy a 50% interest in, and fund exploration and development of, RMG's CBM properties then owned. Prior to and in connection with the Pinnacle transaction, CCBM paid RMG approximately $1.8 million cash to complete its purchase of 50% of RMG's contributed CBM properties, thus enabling CCBM to contribute its interests in the CBM properties to Pinnacle as having been fully paid for. See "Continuing Operations of RMG, Continuing Agreement with CCBM, and the AMI Agreement, After the Pinnacle Transaction" below.

     -  PINNACLE  EQUITY  TRANSACTION

     Pinnacle is authorized to issue common stock (100 million shares, $0.01 par value) and preferred stock (100 million shares, $0.01 par value). Pinnacle has established series A preferred stock with the following provisions: Liquidation preference of $100.00 per share; 10.5% compounded cumulative annual dividend (12.5% after July 1, 2010); redeemable at Pinnacle's option after July 1, 2004 at a premium declining to par after July 1, 2009 (mandatory redemption if there is a change in control of RMG or CCBM); and with voting rights (a) pari passu with the common stock on regular matters, and (b) as a separate class, to authorize changes in the series A preferred stock, to authorize issuance of stock senior to or in parity with the series A preferred stock, to approve any reorganization or merger of Pinnacle, to approve Pinnacle's sale of substantially all its assets, and similar matters.

     Pinnacle's board of directors has eight directors (two each from RMG and CCBM, and four from the CSFB Parties).

     The chart below summarizes (a) the contributions made by the parties to the transaction at the closing, and (b) as of the closing, the subsequent contributions which would be made by the CSFB Parties in response to future capital requests from Pinnacle. As of the filing date of this Annual Report, as a result of a capital request funded after the closing by the CSFB parties, RMG owns 37.5% of the common stock of Pinnacle.


                                                Equity  in  Pinnacle
                                                --------------------
                                                             Series  A       Equity       Rights  in  Pinnacle
                 Parties   Contribution     Common Stock   Preferred Stock  Warrants(1)  Options Common Stock(2)
                 -------  ---------------  --------------  ---------------  -----------  -----------------------
                 RMG      All CBM          75,000 shares       -0-              -0-            30,000 shares
                          properties
                          (except Castle
                          Rock, Baggs
                          and Oyster
                          Ridge)

                 CCBM     All CBM          75,000 shares       -0-              -0-            30,000 shares
                          properties
                          (except Castle
                          Rock, Baggs
                          and Oyster
                          Ridge)

                 CSFB     $ 17,640,000     50,000 shares   130,000 shares     130,000              -0-
                 Parties

                 CSFB     $ 11,760,000(3)                  120,000 shares     120,000              -0-
                 Parties

----------------------------------------

     (1)  At  $100  per  share  of  common  stock.
     (2) Options to buy common stock at $100.00 per share, as increased by 10% per annum compounded quarterly for the first 15,000 shares, and 20% per annum for the second 15,000 shares.
     (3) Commitment to fund subsequent capital requests from Pinnacle, not more than $11,760,000, if made prior to July 1, 2004, for development work on CBM wells, or (if approved by CSFB Parties) a property acquisition. The commitment price is $980,000 for each 10,000 shares of series A stock (coupled with warrants to purchase 10,000 shares of common stock, exercisable at $100 per share).

     As a result, RMG has recorded its 37.5% equity investment in pinnacle at the carrying value of its coalbed methane properties of approximately $922,600.

     Sanders Morris Harris Inc. ("SMH") of Houston, Texas acted as financial advisor to RMG on the Pinnacle transaction. For its services in connection with the transaction and the Gastar acquisition, SMH was paid $650,000 by Pinnacle. As additional compensation for SMH's services, USE issued to SMH 50,000 restricted shares of common stock and warrants to purchase (until June 30, 2006) another 50,000 restricted shares of common stock (at $5.00 per share). SMH did not receive any equity or equity rights in Pinnacle in connection with the transaction or the Gastar acquisition.

     -  GASTAR  ACQUISITION

     With proceeds from the CSFB financing, Pinnacle paid Gastar $6.2 million for approximately 50% of Gastar's working interest in existing producing and non-producing CBM properties which included 95 producing wells in the early stages of dewatering and approximately 36,529 gross developed and undeveloped acres. The majority of the leases are either part of or located adjacent to the producing Bobcat property, which RMG and CCBM contributed to Pinnacle.

     Pinnacle also agreed to fund up to $14.5 million of future drilling and development costs on behalf of Gastar and Pinnacle prior to December 31, 2005, on the properties purchased from Gastar.

     - CONTINUING OPERATIONS OF RMG, CONTINUING AGREEMENT WITH CCBM, AND THE AMI AGREEMENT AFTER THE PINNACLE TRANSACTION

     RMG retained ownership, with CCBM, of the Castle Rock, Oyster Ridge, and Baggs projects, totaling about 189,000 gross acres (currently about 173,400 gross acres net of 15,200 gross acres returned to Anadarko after the transaction date and expiration of one lease). RMG and CCBM plan to continue exploration and development activities on these properties as well as acquiring other properties in Wyoming and Montana, under their July 2001 agreement (see "Carrizo - Purchase and Sale Agreement"). Presently there are no agreements for RMG and CCBM to acquire producing properties.

     CCBM paid RMG approximately $1.8 million for CCBM's outstanding purchase obligation (under the July 2001 agreement) on CCBM's interests in those properties it contributed to Pinnacle. The balance on the note at December 31, 2003 was $836,200. The balance of CCBM's original purchase obligation is payable in monthly installments of approximately $52,800 through November 2004 with a balloon payment of $282,400 due on December 31, 2004.

     In connection with the transaction with Pinnacle, RMG and Pinnacle signed a transition services agreement, for Pinnacle to pay RMG to assist in setting up operational accounting systems for Pinnacle through December 2003. The agreement was terminated by RMG effective January 1, 2004.

     Also in connection with the transaction, RMG, CCBM, Carrizo, USE and the CSFB Parties signed an area of mutual interest ("AMI") agreement: Until June 23, 2008, Pinnacle has the right to acquire from the other parties up to 100% of any interest in oil and gas leases, or interests therein or mineral interests or rights to acquire same, which the other parties acquire, at the same price paid or payable by the other parties, within the Powder River Basin in Montana and Wyoming (excluding most of Powder River County, Montana). The original AMI agreement between CCBM and RMG from July 2001 is superseded by the new AMI agreement, except for areas outside the new AMI agreement territory, wherein the original agreement is still in effect.

     With respect to the properties acquired from Hi-Pro (see below), CCBM and Pinnacle waived their rights to buy any of the producing or undeveloped acreage.

     ACQUISITION OF PRODUCING AND NON-PRODUCING PROPERTIES FROM HI-PRO PRODUCTION, LLC

     On January 30, 2004, RMG I, LLC ("RMG I"), a wholly-owned subsidiary of RMG, purchased coalbed methane properties from Hi-Pro for $6,800,000. This transaction was closed after December 31, 2003. See the subsequent event footnote to the financial statements in this Annual Report.

     The purchased properties (all located in the Powder River Basin of Wyoming) include 247 completed wells and 40,120 undeveloped fee acres. As of the filing date for this Annual Report, 108 wells now are producing approximately 5.9 million cubic feet (Mmcf) of gas per day (approximately 3.1 Mmcf per day net to RMG I). Net daily Mmcf sales are less than gross production, due to produced gas being consumed to run compressors, and from adjustments by purchasers for thermal content (gas is sold based on BTU heat content).

     RMG I owns an average 58% working (average 46.4% net revenue) interest in the producing wells and proved developed acreage, and a 100% working (average 80% net revenue) interest in all of the undeveloped acreage. The net revenue interest percentage after deduction of the overriding royal interests held by lenders (see "Mezzanine Credit Facility") are 44.66% for the producing and five future wells to the Wyodak coal, and 78.0% for production from deeper coals and all of the undeveloped acreage.

     The transaction was structured as an asset purchase, with RMG I as the purchaser, in connection with the establishment of a mezzanine credit facility for up to $25,000,000 of secured loans to acquire and develop more proven coalbed methane reserves. RMG may utilize RMG I for future acquisitions (none are presently under contract or agreement in principle). See "Mezzanine Credit Facility." A substantial portion of the cash consideration paid to Hi-Pro was funded with the initial advance on the credit facility. RMG I replaced Hi-Pro as the contract operator for 89% of the wells that were acquired.

     RMG negotiated the purchase based on the $7,113,000 present value, discounted 10%, of gas reserves recoverable (and the estimated future net revenues to be derived) from proved reserves in the Hi-Pro properties, as estimated as of November 1, 2003 by Netherland Sewell and Associates, Inc. See "Reserve Date" below for the estimate as of December 31, 2003.

     The $6,800,000 purchase price reflects a deduction, negotiated by the parties in January 2004, to account for the decrease in gas production from October 2003 due to the impact on production from deferred maintenance on the properties, and the expected cost of such maintenance work after closing.

     -  TERMS  OF  THE  PURCHASE.  The  purchase  price  of $6,800,000 was paid:

       X   $  776,700  cash  by  RMG.
       X   $  588,300  net  revenues from November 1, 2003 to December 31, 2003, which  were  retained  by  Hi-Pro.(1)
       X   $  500,000  by  USE's  30  day  promissory  note  (secured by 166,667 restricted shares of USE common stock, valued at $3.00 per share).
       X   $  600,000  by 200,000 restricted  shares of USE common stock (valued at  $3.00  per  share).(2)
       X   $  700,000  by 233,333 restricted  shares of RMG common stock (valued at  $3.00  per  share).(3)
       X   $3,635,000  cash,  loaned  to  RMG I  under  the  credit  facility
           ----------   agreement. (4)
           $6,800,000

     (1) RMG paid all January operating costs at closing. Net revenues from the purchased properties for January 2003 were credited to RMG I's obligations under the credit facility agreement. These net revenues were considered by the parties to be a reduction in the purchase price which RMG otherwise would have paid at the January 30, 2004 closing.
     (2) USE has agreed to file a resale registration statement with the SEC to cover public resale of these 200,000 shares.
     (3) From November 1, 2004 to November 1, 2006, the RMG shares shall be convertible at Hi-Pro's sole election into restricted shares of common stock of USE. The number of USE shares to be issued to Hi-Pro shall equal (A) the number of RMG shares to be converted, multiplied by $3.00 per share, divided by (B) the average closing sale price of the shares of USE for the 10 trading days prior to notice of conversion. The conversion right is exercisable cumulatively, as to at least 16,666 RMG shares per conversion.
     (4)  See  "Mezzanine  Credit  Facility."

     -  PROPERTIES  PURCHASED.

     RESERVE  DATA

     Netherland Sewell and Associates, Inc. ("NSAI," Houston, Texas), independent petroleum engineers, have prepared a report on the proved reserves, as of December 31, 2003, estimating recoverable reserves from the Hi-Pro properties, and the present value (discounted 10%) of future cash flow therefrom. NSAI's report takes into account fixed pricing for some production in 2004 and 2005, reflects the reduction in RMG's net revenue interests due to the overriding royalty interests held by lenders, and (except for fixed pricing in 2004 and 2005) is based on the Henry Hub Spot market price of $5.965 per mmbtu, adjusted by lease for energy content, transportation fees and regional price differentials on December 31, 2003, without price escalation.

                                                       NET  PRESENT
                                       RESERVES            VALUE
                                        (Mmcf)     (discounted  at  10%)
                                        ------     ---------------------
Proved  Developed  Producing          2,206.490         $4,589,600
Proved  Developed  Non-Producing        464.423         $1,084,800
Proved  Undeveloped                     733.780         $1,382,000
                                     ----------         ----------
Total                                 3,404.693         $7,056,400
                                      =========         ==========

     The present value, discounted 10% value ("PV10 value") was prepared after ad valorem and production taxes on a pre-income tax basis, and is not intended to represent the current market value of the estimated gas reserves purchased from Hi-Pro. The PV10 discount factor is not the same as the standardized measure of present value calculations which are determined on an after-income tax basis.

     Reserves as of November 1, 2003 were calculated by NSAI based on actual production up to June 30, 2003, with production decline curves to November 1, 2003 estimated based on that production, resulting in total net proven reserves of 4,034.5 Mmcf. For estimates as of December 31, 2003, NSAI was supplied with actual production data through that date. Because actual production was below the production predicted for the same period by the November 1, 2003 decline curves, the decline curves for the later report had a lower starting point on January 1, 2004 and a steeper rate of decline. These new decline curves thus predict lower future production (3,404.693 Mmcf net to RMG) as of December 31, 2003.

     We expect production in 2004 from producing wells, and hence proven reserves (after adjustments for actual gas produced), will increase as maintenance work now in progress (which had been deferred by Hi-Pro in the last two quarters of 2003) is completed in the second quarter 2004. The reduction in the present value, discounted 10%, of proven reserves at November 1, 2003 ($7,113,000) as compared to December 31, 2003 ($7,056,400) was less than 1%, notwithstanding the decreased volume of reserves, due to the higher price at the later date compared with prices used in the November 1, 2003 estimate ($4.50 per mcf in 2003, $4.29 in 2004, and $4.25 in 2005).

     There are numerous uncertainties inherent in estimating gas reserves and their estimated values. Reservoir engineering is a subjective process of estimating underground accumulations of gas that cannot be measured exactly. Estimates of economically recoverable gas, and the future net cash flows which may be realized from the reserves, necessarily depend on a number of variable factors and assumptions, such as historical production from the area compared with production from other areas, the assumed effects of regulations by government agencies, assumptions about future gas prices and operating costs, severance and excise taxes, development costs, and work-over and remedial costs. The outcomes in fact may vary considerably from the assumptions.

     The PV10 value takes into account RMG I's contracts to sell 2,000 Mmbtu per day in 2004 at a fixed price of $4.76 per Mmbtu, and 1,000 Mmbtu per day in 2005 at a fixed price of $4.14 per Mmbtu. From time to time, RMG I may sign fixed price contracts for more production. In addition, gas market prices will vary, possibly by significant amounts, throughout each year, and on an average basis from year to year. For these reasons, the cash flow realized from production likely will vary from the estimates of cash flow used to determine the PV10 value.

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

     In addition, it is likely that actual production volumes will vary from the estimates.

     The PV10 discount factor, which is required by the SEC for use in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor, based on interest rates in effect in the financial markets, and risks associated with the gas business.

     The business of exploring for, developing, or acquiring reserves is capital intensive. To the extent operating cash flow is reduced and external capital becomes unavailable or limited, RMG's ability to make the necessary capital investment to maintain or expand the gas reserves asset base would be impaired. There is no assurance future exploration, development, and acquisition activities will result in additional proved reserves. Even if revenues increase because of higher gas prices, increased exploration and development costs could neutralize cash flows from the increased revenues.

     -  FUTURE  PLANS  FOR  THE  HI-PRO  PRODUCTION  PROPERTIES

     In the second quarter of 2004, RMG I plans to drill five proven undeveloped locations to the Wyodak coal, continue a remedial workover program on a number of existing wells, and upgrade the gas gathering and pipeline facilities included in the purchase. The workover program is estimated to cost $250,000 and will be funded by the working interest partners. The drilling and gathering upgrade is estimated to cost approximately $640,000, and is being funded with a loan from the mezzanine credit facility. The programs are designed to enhance production from current levels. After the 5 new wells to the Wyodak are drilled, there will be no more undrilled locations on the currently producing properties available for the Wyodak coal. The first coals of interest under the undeveloped acreage are the Anderson and Canyon coals (for example under the Reno property); the Wyodak coal is not present under the undeveloped acreage. In addition to the 5 new wells, RMG-I plans to hook up 2 additional wells that were previously drilled by Hi-Pro and are in close proximity to the 5 new wells.

     The Wyodak coal formation is 200 to 600 feet from surface. Existing infrastructure for the Wyodak wells (gathering lines, compressors, and water disposal) should significantly reduce drilling and completion costs for new wells to the deeper Dannar and Moyer coals (1,100 to 1,800 feet). Subject to raising capital, up to 120 wells could be drilled and completed to these deeper coals in 2004 and 2005, all on locations now producing from the Wyodak. This development activity is contingent upon obtaining future financing. We do not expect that funding for this activity will be available through the mezzanine credit facility.

     No reserves have been established for the Dannar and Moyer coals. Because no other operators are producing gas from or dewatering these coals in the vicinity of the Hi-Pro properties, we expect several pods of wells will have to be drilled and completed to these coals, with an extended dewatering period (which could be up to 24 months), before significant gas production begins.

     RMG is also developing plans to put five coalbed methane wells from the Reno property on production during 2004. The Reno property was part of the Hi-Pro acquisition. The target coals on the Reno property are the Anderson coal, which is about 600-650 feet in depth and approximately 40 feet in thickness and the Canyon coal which is about 700-850 feet in depth and 35 feet in thickness.

     Four wells were previously drilled by Hi-Pro, at the Reno Property which were completed in both the Anderson and Canyon coals, with slotted screening in each. In addition, in March 2004, RMG I drilled a fifth well, which has been completed in the Canyon coal. The shallower Anderson coal may be completed at a later date. Four additional well locations exist at the Reno property based upon 80-acre spacing.

     The Reno property consists of 760 gross and net acres, all on fee acreage. It is located in Campbell County, Wyoming, approximately 50 miles south of Gillette. RMG owns a 100% working interest in this property.

     -  MEZZANINE  CREDIT  FACILITY.

     RMG I has signed a credit agreement with Petrobridge Investment Management, LLC (Houston , Texas) as lead arranger, and institutional lenders, for up to $25,000,000 of loans to RMG I. The loan commitment is through June 30, 2006. All loans will have a three year term from funding date.

     Funding to acquire and/or improve any project is subject to the lenders' approval of the transaction and RMG I's development plan.

     The first loan ($4,340,000 on January 29, 2004) under the credit facility has been applied to the Hi-Pro asset purchase ($3,700,000) including transaction costs and professional fees; and for a Phase I development program ($640,000).

     Terms  for  all  loans  under  the  credit  facility include the following:

     X Principal is not amortized, but interest must be paid monthly. All revenues from the properties owned by RMG I (including all current and new wells) is paid to a lock box account controlled by the lenders, from which is paid by the lenders, the lease operating costs, revenue distributions, RMG I operating fees and RMG pumping fees (all approved by the lenders). With the exception of operating and pumping fees, no revenues will be available for RMG operations until all loans are paid off.

     X The loans are secured by all of RMG I's properties and by RMG's equity interest in RMG I.

     X The lenders, in the aggregate, receive an overriding royalty interest of 3% of production from the wells producing when the acquisition was closed, and 2% of production from new wells on an 8/8ths working interest basis, proportionately reduced where less than 100% of the working interest is owned by RMG I. For the Hi-Pro properties, the 3% rate applies to all wells (producing and to be drilled) to the Wyodak formation (an aggregate override of 1.74%), and 2% to all wells to deeper formations (aggregate override to be determined based on working interest ownership by well). Override payments to the lenders are not applied to the loan balances. The percentage of overrides on future properties may vary.

     X Negative covenants: RMG I will not permit the ratio of (a) total debt to EBITDA to exceed 2.00 to 1.00; (b) EBITDA to interest expense and rents (lease expense) to be less than 3.00 to 1.00; c) current assets to current liabilities to be less than 1.00 to 1.00; or (d) PV 10 (proved developed producing reserves) to total debt to be less than
          1.00 to 1.00. All these ratios are to be determined quarterly. In addition, RMG I shall not permit net sales volume of gas from its properties to be less than 270 Mmcf, 230 Mmcf, 230 Mmcf and 210 Mmcf for each quarter in 2004, or less than 180 Mmcf per quarter in 2005 and the first two quarters of 2006.

     At closing of the Hi-Pro acquisition, USE issued to the participating lenders three year warrants to purchase a total of 318,465 shares of common stock of USE (subject to vesting) at $3.30 cash per share. At closing of the Hi-Pro Acquisition, warrants on 63,693 shares vested. The remaining warrants will vest at the rate of the right to buy one USE share for each $157 which RMG I subsequently borrows under the credit facility. Regardless of when vested, all warrants will expire on the earlier of January 30, 2007, or the 180th day after USE notifies the warrant holders that USE' stock price has achieved or exceeded $6.60 per share for a consecutive 15 business day period. USE has agreed to file a registration statement with the SEC to cover public resale of the warrant shares.

     The preceding is a summary of some of the terms of the credit agreement, and is qualified by the text of the agreement, filed with this Annual Report as an exhibit.

     -  RMG  EQUITY  TRANSACTION

     In the first quarter, RMG raised $1,800,000 of equity financing from the sale of shares of Series A Preferred Stock in RMG, and warrants to purchase shares of common stock of USE, to institutional investors. Proceeds are being used for RMG working capital. The terms of the securities sold are:

     X 600,000 shares of Series A Preferred Stock at $3.00 per share. The Series A Preferred Stock bears a 10% cumulative annual dividend (payable on March 1 of each year, beginning March 1, 2005), payable at RMG's election in cash or shares of common stock of RMG (at $3.00 per share) or shares of common stock of USE (at 90% of USE' volume weighted average price for the five days, referred to as the "set price"). The Series A Preferred Stock is convertible at the holder's election into shares of common stock of RMG, at $3.00 per share, or shares of common stock of USE at the set price, until February 2006, at which time all Series A Preferred Stock shares not previously converted shall automatically be converted into shares of common stock of RMG. The Series A Preferred Stock carries a liquidation preference of $4.05 per share.

     X Warrants to purchase 150,000 shares of common stock of USE, at the set price. The investors did not pay additional consideration for the warrants issued in connection with the purchase of the Series A Preferred Stock. The warrants are exercisable as to 25% of the underlying shares beginning in May 2004, and an additional 25% of the underlying shares on each of the six months, nine months, and twelve months thereafter, at which time the warrants are exercisable for the full number of underlying shares. USE may call the warrants for exercise if USE's volume weighted average price (VWAP) for its stock exceeds $6.00 for any consecutive 15 trading days; warrants not exercised by the tenth trading day after a call notice is sent will be cancelled.

     X The number of shares of RMG or USE common stock issuable in payment of dividends on, or conversion of, the Series A Preferred Stock, and the number of shares of common stock of USE issuable on exercise of the warrants, are subject to adjustment in certain events to protect the holders from dilution. The first anti-dilutive provision is 'full ratchet': If RMG or USE issue shares of common stock, or derivative securities exercisable for or convertible into such shares of common stock, at a price less than $3.00 per share for RMG stock or the set price for USE stock, at any time until 30 days after a registration statement (to be filed by USE) has been declared effective by the SEC to permit the resale to the public by the holders of the USE common stock issuable on payment of dividends, in conversion, and on exercise of warrants, then the issue price for the dividends and conversions, and the exercise price of the warrants (for RMG and USE common stock, as applicable) shall be reduced (ratcheted down) to equal the lower issue price, until the 30th day after the registration statement is declared effective.

     X The second anti-dilutive provision would take effect after that 30th day: The issue price would be adjusted up to a fully weighted adjusted price, and would continue to be adjusted for any other issuance by RMG or USE of stock or derivative securities at a price less than $3.00 or the set price, as applicable, until the Series A Preferred Stock is converted to common stock or RMG or USE, or until the expiration of the warrants, as applicable. As an example of fully weighted anti-dilution protection, if RMG were to sell 3,200,000 shares of common stock at $2.50 per share, the dividend and conversion price on the Series A Preferred Stock would be $2.91.

     The preceding is a summary of some of the terms of the Series A Preferred stock designation, and the USE warrants, and is qualified by the text of the documents filed with this annual report as exhibits.

     VOLUMES, PRICES AND GAS OPERATING EXPENSE - BOBCAT PROPERTY (TRANSFERRED TO PINNACLE GAS RESOURCES, INC. IN JUNE 2003)

     This table shows RMG's 27.6% working (22% net revenue) sales volumes of gas produced, average sales prices received for gas sold, and average production costs for those sales, for the seven months ended

December 31, 2002, and for the year ended December, 2003, all from the Bobcat property which was transferred to Pinnacle in June 2003.

                                      Year  Ended         Seven  Months  Ended
                                  December  31,  2003     December  31,  2002
                                  -------------------     -------------------

     Sales volumes (mcf)                81,516                64,314
     Average sales price per mcf(1)      $3.71                 $1.86
     Average cost (per mcf)(2)           $1.91                 $1.91

     (1) From time to time, we sold some of the production at a set price and the balance at daily market prices. For the six months ended June 30, 2003, we sold 37.0% of our share of production at contract prices and 63.0% at the market. There were no gas sales after June 30, 2003.

     (2) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies, workover costs, insurance and property, gathering, compression, marketing and severance taxes).

     ACQUISITION AND EXPLORATION CAPITAL EXPENDITURES - ALL PROPERTIES THROUGH DECEMBER 31, 2003

     From inception on November 1, 1999 through December 31, 2003, RMG incurred net acquisition (purchase price and holding costs) and exploration costs (drilling and completion) on CBM properties of approximately $1,353,900, which does not include approximately $2,194,900 funded by CCBM on RMG's behalf for leasehold, drilling and completion costs. Unproved properties on the balance sheet at December 31, 2003 reflect the reduction (by $5,143,000) to reflect the reduction of the full cost price as a result of principal payments made by CCBM under its agreement with RMG and by payments from other industry partners. The foregoing data does not include $922,600 spent by RMG on properties transferred to Pinnacle. The $922,600 was recorded at December 31, 2003 as an investment in Pinnacle.

     The following table shows certain information regarding the gross costs incurred by RMG. Costs associated with the Hi-Pro acquisition after December 31, 2003 are not included.




                    Year Ended    Seven Months Ended   Year Ended
                   December 31,      December 31,        May 31,
                   -------------  -------------------  -----------
                       2003             2002               2002
                   -------------  -------------------  -----------
Acquisition costs  $     107,100  $           936,200  $   192,600
Development              158,300               97,200       87,400
                   -------------  -------------------  -----------
                   $     265,400  $         1,033,400  $   280,000
                   =============  ===================  ===========

     The acquisition costs included amounts paid for properties, delay rentals, lease option payments, and general and administrative costs directly attributable to the acquisitions.

     The recorded amounts for acquisition and exploration of $265,400, $1,033,400, and $280,000 represent 1.1%, 3.6%, and 1.0% of total assets at
December  31,  2003,  December  31,  2002,  and  May  31,  2002,  respectively.

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

     All acquisition and exploration costs for a property are capitalized until such time as reserves can be established, or not, for the property. If no reserves are established, those capitalized costs will be transferred to the amortization basis and be subject to an impairment testTo the extent reserves are established for an exploration property to be less than such costs, the costs will be written-down to the amount of present value of the reserves. In this event, assets would decrease and expenses would increase. Once incurred, a write-down of gas properties can't later be reversed.

     In addition, if future exploration work (in particular the larger prospects) is delayed because of lack of capital or permitting delays, or both, with the result that it cannot be established whether or not proved reserves exist on the properties, the exploration costs for those properties would be written-off.

     COALBED  METHANE  PROPERTIES

     As of the filing of this Annual Report, we hold leases and options to develop approximately 264,300 gross mineral acres (including 69,895 acres under options - see "Oyster Ridge" below) under leases from the United States Bureau of Land Management, the states of Wyoming and Montana, and private landowners. Table 1 shows the total gross and net lease acres held in each prospect, and the amount of such acreage held by RMG and by companies with which RMG has agreements (CCBM, Inc. and Quaneco, L.L.C.). These agreements are summarized under "Carrizo - Purchase and Sale Agreement" and "Quaneco - Agreement." Acreage data assumes CCBM completes its obligations; CCBM will own its 50% working interest in wells drilled under CCBM's drilling fund commitment, but if CCBM does not complete its purchase obligations, CCBM would be entitled to a reduced working interest in the remaining undrilled acreage.

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

     Prospects are evaluated for coal potential using available public and industry data, taking into account proximity to other positions held by RMG and existing or planned gas transmission lines, and whether drilling and production permits can be obtained and the costs thereof. The final decision to acquire a prospect is made by the executive officers of RMG. Well drilling and testing is done by outside contract drilling companies. Drilling results (cores, gas and water flow rates, and other data) are evaluated by RMG staff, using customary technical methods, to determine if any coal zones encountered in the well should be completed for production. Completion requires setting casing pipe down to the coal zone(s), installing pumps, and installing and setting up the necessary surface equipment (for example, water disposal lines and water holding tanks and/or holding ponds for evaluation wells, pending production permitting), and dewatering the well sufficiently so production can start. The decision whether to complete the well is made by the executive officers of RMG.

     Table 1 reflects RMG's, Quaneco's and CCBM's acreage position as of the filing of this Annual Report. Table 1 does not reflect the reduction in net acreage held by RMG if Anadarko Petroleum, Inc. exercises its options to back-in for a 25% working interest on 31,711 gross acres or Kerr McGee exercises its option to back-in for a 40% working interest on 38,184 gross acres within the Oyster Ridge prospect. Also, 69,895 of the acres shown as held in Oyster Ridge assume we continue to earn acreage under the drill-to-earn-acreage provisions of the option agreements with Anadarko and Kerr McGee. See "Description of Prospects - Oyster Ridge" below.

TABLE  1
--------------------------------------------------------------------------------
 Project
 and Date     Gross Lease     Net Lease     RMG Net     Quaneco Net     CCBM Net
 Acquired        Acres          Acres        Acres        Acres           Acres
--------------------------------------------------------------------------------
Castle Rock     123,840        111,567      48,811        55,784          6,973
 Jan. 2000
Oyster Ridge     87,642         87,642      32,380             0         32,380
 Dec. 1999
Baggs North         120            120          60             0             60
 Jan. 2000
   Hi-Pro        52,740         51,938      46,974             0              0
 Jan.2003
--------------------------------------------------------------------------------
   TOTAL        264,342        251,267     128,225        55,784         39,413
--------------------------------------------------------------------------------

     We own a 43.75% working interest (35% net revenue interest) in the Castle Rock prospect on 123,840 gross and 111,567 net acres in southeast Montana. CCBM can purchase a 6.25% working interest in our acreage (6,973 net acres) of the Castle Rock prospect if they meet certain payment obligations. In July 2001, we sold a 50% working interest in all our coalbed methane leases, except at Castle Rock, to CCBM for $7,500,000, plus other consideration. The acreage data in Table 1 reflects these transactions.

     CCBM agreed to pay up to $5,000,000 for drilling and completing CBM wells on the properties owned by RMG and CCBM. We have a carried working interest in all of the wells drilled on properties owned in July 2001 (after the Pinnacle transaction, those properties consist of the Castle Rock, Baggs, and the Oyster Ridge property (not including the Kerr-McKee earn-in acreage)). To date, CCBM has not indicated whether they will participate in the Kerr McGee acreage under the AMI agreement as it is still under review by CCBM under the AMI review timeline. CCBM has the right to participate as to 50% of the working interest we acquire in properties RMG or RMG I acquires in the future; if CCBM elects to participate, RMG or RMG I would not have a carried interest in wells on future properties.

     A total of 72 wells have been drilled on RMG acreage through December 31, 2003: 5 in (former) fiscal year 2001; 53 in (former) fiscal year 2002; 12 in the seven months ended December 31, 2002; and 2 in 2003. 43 of the wells were drilled on properties transferred to Pinnacle in mid-2003. Nineteen of the wells were drilled by SENGAI in Castle Rock under the terms of a option and farmin agreement. Eleven of those 19 wells were stratigraphic wells and have been plugged by SENGAI; 8 of those 19 wells were completed and are owned by RMG
(93.75% working interest) and CCBM (6.25% working interest), as Quaneco opted out of maintaining a working interest in the 8 wells. Other than the Castle Rock wells, RMG and CCBM both have a 50% working interest in all of these wells (see Table 2 below).

     As of December 31, 2003, CCBM and RMG have spent approximately $2,194,900 of the $2,500,000 drilling fund CCBM is committed to spend on RMG's behalf. This reflects a reduction of $391,000 for RMG's participation in two of Carrizo's Gulf Coast wells. We are relying on the $305,100 balance to pay for continued drilling and completion work on the Castle Rock and Oyster Ridge properties, as to which RMG will have a carried working interest with no financial obligation of RMG for drilling and completion costs until the drilling fund is exhausted. For other properties we acquire in which CCBM elects to participate, CCBM would bear 50% of drilling and completion costs for their 50% working interest.

     Future annual financial obligations for coalbed methane properties consist of approximately $173,100 gross in rental fees to the lessors for 2004 ($81,800 net to RMG).

     Table 2 lists the number of wells drilled, the total exploration costs and the remaining number of wells currently permitted for drilling as of December 31, 2003. Wells permitted for drilling on the Hi-Pro properties are shown; exploration costs and numbers of wells drilled by Hi-Pro Production are not shown.

TABLE  2



                  FY 2001            FY 2002         New Year 2002         FY 2003
Prospect      6/1/00-5/31/01     6/1/01-5/31/02     6/1/02-12/31/02     1/1/03-12/31/03          TOTAL         Remaining
              Wells        $     Wells        $     Wells         $     Wells         $     Wells         $     Permits
---------------------------------------------------------------------------------------------------------------------------
Castle
Rock           3*   $283,900    19**  $2,500,000          $   4,300      0            0     22   $2,788,200        5
---------------------------------------------------------------------------------------------------------------------------
Oyster
Ridge          2     150,500      5      464,200              3,400      0            0    7***     618,100        4
---------------------------------------------------------------------------------------------------------------------------
Hi-Pro        n/a        n/a     n/a         n/a     n/a        n/a     n/a           0     n/a         n/a        9
---------------------------------------------------------------------------------------------------------------------------
TOTAL          5     434,400     24    2,964,200              7,700      0            0     29    3,406,300        18

     *    one  well  has  been  plugged  and  abandoned
     **   drilled  by  SENGAI,  11  have  been  plugged  and  abandoned
     ***  includes  3  wells  that  have  been  plugged  and  abandoned

     CARRIZO - PURCHASE AND SALE AGREEMENT. On July 10, 2001, RMG closed a Purchase and Sale Agreement with CCBM, Inc., a Delaware corporation which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is intended to finance the further exploration of the properties held in Montana and Wyoming, and to acquire and develop more properties.

     RMG assigned CCBM an undivided 50% interest in all of RMG's then current coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for a purchase price of $7,500,000 by a promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8%, over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. This note was reduced in connection with CCBM's contribution of properties to Pinnacle (see "Transaction with Pinnacle Gas Resources, Inc. - Continuing Operations of RMG, Continuing Agreement with CCBM, and the AMI Agreement, after the Pinnacle Transaction"), and the balance on the note is secured with a 50% undivided interest in the remaining properties (Oyster Ridge and Baggs North (but not Hi-Pro).

     CCBM has the right to participate in other properties RMG may acquire under an area of mutual interest ("AMI") agreement. This agreement has been modified by the AMI agreement signed in connection with the Pinnacle transaction; CCBM waived its right to participate in the Hi-Pro acquisition. For information on the original AMI agreement, see "Carrizo - Purchase and Sale Agreement" in the Annual Report (Form 10-K/A1) for the former fiscal year ended May 31, 2002.

     In addition to its one-half share of revenues in proportion to its one-half share of the working interest, CCBM was entitled to a credit (applied as a prepayment of the purchase price for the undivided 50% interest in RMG's acreage), equal to 20% of RMG's net revenue interest from wells drilled with the $5,000,000 drilling budget, until the amount of that credit in favor of CCBM equals $1,250,000. At the formation of Pinnacle, CCBM paid RMG approximately $1.8 million to complete is purchase value on the contracts properties. The payment of $1.8 million was a reduction to the principal on the original $7.5 million note from CCBM. The $1.25 million that CCBM was to recover from 20% of RMG's revenue interest on the contributed properties was netted against the total purchase price on the contributed properties which yielded the $1.8 million cash payment. CCBM is not entitled to any additional disproportionate revenue distributions.

     QUANECO - AGREEMENT. On January 3, 2000, RMG purchased a 50% working interest and 40% net revenue interest in the Castle Rock and Kirby prospects in the Powder River Basin of southeast Montana consisting of approximately 185,000 net mineral acres from Quaneco, L.L.C. (formerly Quantum Energy, L.L.C., Cleveland, Ohio and Oklahoma City, Oklahoma). The acreage includes 88,409 net acres of Bureau of Land Management ("BLM") land; 14,916 net acres of state land (Montana), and 82,775 net acres of fee land.

In fiscal 2000 and 2001, RMG paid Quaneco the cash purchase price of $5,500,000 for the acreage plus a drilling commitment of $2,500,000. RMG and CCBM transferred their interests in the Kirby prospect to Pinnacle in mid-2003.

     For information on the Quaneco agreement, see "Quaneco Agreement" in the Annual Report (Form 10-K/A1) for the (former) fiscal year ended May 31, 2002.

     DESCRIPTION  OF  PROSPECTS

     Leases of federal mineral rights are obtained from the United States Bureau of Land Management and expire from 2004 to 2009, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. A royalty interest of 12.5% on the production is paid to the BLM. State leases expire from 2004 to 2009 in Wyoming and Montana, unless RMG establishes production on the lease, in which event the lease is held so long as coalbed methane or other gas or oil is produced. The royalty paid to the State of Wyoming is from 12.5 % to 16.67%, and 12.5% to the State of Montana. Annual renewal fees for non-producing Federal leases is $1.50 to $2.00 per acre, and $1.00 and $2.75 for non-producing Wyoming and Montana leases.

     An environmental group has filed a lawsuit against the BLM, RMG and others, challenging the validity of numerous BLM leases in the Powder River Basin of Montana. See Item 3, Legal Proceedings ("Rocky Mountain Gas Litigation").

     Leases on private (fee) land for coalbed methane and conventional gas expire at various times from 2004 to 2011, unless production is established, in which event the lease is held so long as there is production. The landowner is paid a royalty from production of 12.5% to 20.0% , depending on the lease terms.

     Table 3 presents total acreage (developed and undeveloped) held by RMG at December 31, 2003, and the Hi-Pro acreage as of the filing date of this Annual Report.

TABLE  3

                                                                  Net        Net        Net
                                                      Net         Leased     Leased     Leased
                                 Gross      Net       Leased      from       from       from
                                 Leased     Leased    from        State of   State of   Private
Prospect                         Acres      Acres     BLM         Wyoming    Montana    Owners
                                -------    -------    --------    -------    -------    ------
Castle Rock                     123,840    111,567      55,104          0     10,860    45,603
Oyster Ridge*                    20,306     20,306      17,107        639          0     2,560
Baggs North                         120        120           0        120          0         0
Hi-Pro (undeveloped)             40,120     40,120           0        112          0    40,008
                                -------    -------      ------      -----     ------    ------
Total Undeveloped Acres         184,386    172,113      72,211        871     10,860    88,171

Hi-Pro (developed)               12,620     11,818         460        280          0    11,078
                                -------    -------      ------      -----     ------    ------
Total Acres                     197,006    183,931      72,671      1,151     10,860    99,249
                                =======    =======      ======      =====     ======    ======

     *Does not include 29,151 acres under option from Anadarko Petroleum and 38,184 acres under option from Kerr McGee. See "Description of Properties - Oyster Ridge."

     RMG's properties and mineral leases of BLM, state and fee lands require annual cash payments of approximately $173,100 during 2004. CCBM is obligated for $59,600 of the $173,100 required to keep undeveloped coalbed methane leases in effect.

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

     OYSTER  RIDGE:  The Oyster Ridge project consists of two acreage positions:
(1) 49,457 gross and net acres located in southwestern Wyoming in the Ham's Fork Coal Field adjacent to the Green River Basin; RMG and CCBM have a 100% working interest (50% each) in 20,765 acres within this play, which is held with Anadarko Petroleum, Inc. Oyster Ridge; and (2) 38,184 gross and net acres held by Kerr-McGee Rocky Mountain Corporation, which are at the north and south ends of the Anadarko acreage.

     The area is prospective for coalbed methane production from two primary Cretaceous age coals, the Frontier and the Adaville. The Kern River pipeline, which services southern California, crosses the property. Through December 31, 2003, $799,500 has been spent on drilling and completion at Oyster Ridge.

     (1) Anadarko Petroleum, Inc. is successor to Union Pacific Land Resources Corporation, which sold the acreage subject to UPLRC's back-in option to third parties, from whom RMG acquired the acreage in December 1999.

     The agreement with Anadarko is a drill-to-earn-acreage agreement: We must drill at least four wells each year, each on a new section (640 acres), to earn a lease on each drilled section, and also to keep in force previously earned leases in the 31,711 acres area. Wells drilled by our seller, and by us (with
CCBM), have earned 2,560 acres, which are included in the 20,306 acres leased presently.

     Another 29,151 gross acres in the Oyster Ridge project are subject to an option held by Anadarko Petroleum, Inc. to participate as a 25% working interest owner on all wells drilled each year. Anadarko has not yet elected to participate, and has no working interest in the wells drilled to date on this prospect. If Anadarko elects to participate in the future, working interest ownership in affected wells would be 37.5% RMG, 37.5% CCBM, and 25% Anadarko.

     (2) Effective March 31, 2004, RMG signed a letter of intent to enter into an earn-in agreement to acquire a 60% working interest from Kerr-McGee Rocky Mountain Corporation ("KM") in 38,184 gross and net mineral acres held by KM under federal and Wyoming state leases. When executed, the earn-in agreement will be for a total of six years, with three phases: drilling commitment, pilot program, and development program. The earn-in agreement is expected to be executed by March 31, 2004. The following is a summary of terms.

     Drilling Commitment. On or before September 30, 2004, RMG will drill, complete and attempt to produce for at least 30 days (at its sole expense) two coalbed methane wells (one to the Frontier coal seams and one to the Adaville Cretaceous coal seams), to earn 60% of KM's working and net revenue interest in the 640 acre section surrounding each well, down to the deepest depth drilled. Drilling and completion costs for the two wells will be a minimum of $300,000. RMG will receive all production revenues from each well until RMG reaches payout (total drilling and completion costs) from the wells, at which time KM will begin to participate for its 40% working interest. KM's leases will be delivered to RMG with a 82.5% net revenue interest.

     Pilot Program. If RMG determines the drilling program results to be favorable, in its exclusive judgment, a pilot program for four wells (at RMG's sole expense) will be initiated by September 30, 2005.

     Development Program. If RMG determines the pilot program results to be favorable, in its exclusive judgment, RMG will notify KM by December 31, 2005 of its election to commit to a development program. If this commitment is made, RMG shall drill at least 10 wells per year on KM lands beginning in 2006. Each well will earn for RMG a 60% working interest in the 640 acre section surrounding the well, and each lease will be delivered to RMG with a 82.5% net revenue interest. KM may elect to participate for a 40% working interest in any development well. If KM elects not to participate in the first well in the section, KM will be deemed to relinquish the 40% working (and associated net revenue) interest in the well until RMG reaches payout. If KM elects not to participate in the second well in any section previously earned by RMG, then KM shall have relinquished all of its interest in the entire section.

     RMG  will  be  the  operator  for  each  stage  of  the  KM  project.

     As of the filing date of this Annual Report, CCBM has not determined whether to participate with us in the Kerr-McGee earn-in agreement. However, our net acreage calculations assume that CCBM will participate.

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

     Coalbed methane ("CBM") production is similar to conventional natural gas production in terms of the physical producing facilities. However, the subsurface mechanisms that allow gas movement to the wellbore are very different. Conventional natural gas wells require a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. Coalbed methane is stored in four ways: 1) as free gas within the micropores (pores with a diameter of less than .0025 inch) and cleats (set of natural fractures in the coal; 2) as dissolved gas in water within the coal; 3) as absorbed gas held by molecular attraction on surfaces of macerals (organic constituents that comprise the coal mass), micropores, and cleats in the coal; and 4) as absorbed gas within the molecular structure of the coal molecules. Coals at shallower depth with good cleat development contain significant amounts of free and dissolved gas while the percentage of absorbed methane generally increases with increasing pressure (depth) and coal rank. Coalbed methane gas is released by pressure changes when the water in the coal is removed. In contrast to conventional gas wells, new coalbed methane wells initially produce water for several months. As the formation water pressure decreases, methane gas is released from the structure.

     Methane production is a direct result of reducing the hydrostatic (water) pressure in the coal formation. Three principal stages are involved:

     X Drill wells (typically eight or more in a 'pod') down to the same coal formation, in contiguous 80 acre spacing per well; test the water in the formation and test coal samples taken from the formation. Water testing determines if the geochemical environment of the coal seam is conducive to the formation of CBM.
     X Install gathering lines to hook up and put wells on pump to "dewater" the coal formation. Hydrostatic pressure must be reduced to about 50% of initial pressure before enough data is obtained (water flow rates, CBM gas flows) to determine how much CBM the wells may produce. This dewatering stage may take 6 to 18 months, and in some instances 24 months (where there is no dewatering of the coal seam occurring from wells drilled by others on adjacent properties).
     X Installing (or have a transmission company install) a compressor and transport line to carry produced gas to a gas transmission line for sale to end users. Gas production starts gradually then continues to grow in volume as hydrostatic pressure is reduced; optimal production won't occur until hydrostatic pressure is reduced approximately 90% from initial levels.

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

     Drilling and production operations on our Powder River Basin leases in Wyoming and Montana are subject to environmental rules, requirements and permits issued by various federal authorities for drilling and operating on all land, regardless of ownership, and state and local regulatory agencies for land owned by the state or in fee by private interests. The primary Federal agency with related responsibilities is the Bureau of Land Management of the U.S. Department of the Interior ("BLM") which has imposed environmental limitations and conditions on coalbed methane drilling, production and related construction activities on federal leases in the PRB. These conditions and requirements are imposed through Records of Decision ("ROD") issued pursuant to Environmental Impact Statements ("EIS"). The BLM may also impose site-specific conditions on development activities, such as drilling and the construction of rights-of-way, before it approves required applications for permits to drill and plans of development.

     In April 2003 the BLM issued Records of Decision finalizing two impact statements: The Powder River Basin Oil and Gas EIS (PRB-EIS) for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana. Together, the impact statements authorize the development of some 77,000 coalbed methane gas wells in the Powder River Basin, most of which would be drilled on the Wyoming side of the basin.

     With the EIS completed, the BLM will be able to consider drilling or development proposals in the geographic areas studied, however, before any permits are approved, the BLM will conduct an additional round of environmental review to identify site-specific environmental impacts and appropriate mitigation measures. Three lawsuits have been filed challenging the Record of Decisions, however, no stays have been issued. (See I.3. Legal Proceedings, Rocky Mountain Gas, Inc.)

     The state-based environmental agencies primarily concern themselves with the issuance of permits related to drilling, land, air quality and water discharge. The primary state-based agencies for which coalbed methane operators are subject to include:

     X    Wyoming  Department  of  Environmental  Quality  ("WDEQ")
     X    Wyoming  Oil  and  Gas  Conservation  Commission  ("WOGCC")
     X    Montana  Department  of  Environmental  Quality  ("MDEQ")
     X    Montana  Board  of  Oil  and  Gas  Conservation  ("MBOGC")

     While the BLM is primarily responsible for issuing broadly based EISs for each state, its jurisdiction over related matters and the actual issuance of drilling permits is primarily reserved for federal leases. Permits for drilling on state or fee owned land are issued by the WOGCC and MBOGC.

     In contrast to Wyoming, Montana authorities have been very slow in undertaking CBM environmental studies and granting permits to drill wells. In fact, to date, only the Redstone (Fidelity) project is producing CBM gas in Montana. With the exception of a relatively small number of drilling permits available from earlier issuance (including those held by RMG which have allowed some drilling on the Castle Rock project), a drilling moratorium had been in effect during the last three years, prior to the approval of the two environmental impact statements.

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

     Overall, RMG has not experienced any difficulty in obtaining air quality and water discharge permits from the WDEQ, and those permits are in place for the Hi-Pro properties. RMG has not has applied for such permits in Montana.

     The  following  summarizes  permits  now  in  place.

Table  4


                                                   Expiration
     Prospect          Remaining  Permits          or  Renewal  Date
     --------          ------------------          -----------------
     Castle  Rock               5                  May - July 2004
     Hi-Pro                     9                  August - September 2004
     Oyster  Ridge              4                  September  2004
                       ------------------
       Total                   18

     Drilling permits issued by the State of Wyoming allow one year for drilling completion; permits issued by the State of Montana allow six months.

     Once drilled, all wells in Wyoming are subject to a National Pollution Discharge Elimination System ("NPDES") permit relating to water testing and discharge. All wells in the Castle Rock prospect remain subject to the Montana Board of Oil and Gas Commission approval. Upon completion of drilling, wells are subject to monthly reporting regarding status and production to the respective state agencies in which they are located.

     Due to the low pressure characteristics of the coalbeds, the production of coalbed methane is dependent on the installation of multi-stage compression facilities. Gas is gathered from the wells, and transported to a low level compression station, then on to a high level compression station and finally to the transmission pipeline. The water is commonly collected through another pipeline from each of the wells and pumped into a surface reservoir.

     Companies involved in coalbed methane production generally outsource gas gathering, compression and transmission. RMG and industry partners have and will likely continue to outsource their compression and gathering to third parties at fixed charges per mcf transported.

GAS  MARKETS

     Gas production from the Powder River Basin is significant. Since this area is sparsely populated, most of the gas must be exported to distant markets. The existing Wyoming pipeline infrastructure is already substantial and continues to expand with gathering systems and intrastate lines, yet is ultimately dependent on large interstate pipelines. With the exception of a portion of the gathering systems, this pipeline system is typically owned and operated by independent mid-stream energy companies, rather than oil and gas operators. The pipelines generally will not be financed and constructed until appropriate amounts of gas have been proven and committed for transport on the new lines. While the total current take away capacity from the PRB is approximately 1.25 billion cubic feet per day (Bcfd), excess capacity over current production rates does not exist in all locations and not all producers have a ready market for the sale of their gas at all times. Some major producers in the region reserve portions of pipeline capacity beyond their current requirements, resulting in less than stated maximum capacity being available for other producers. In addition, total stated capacity is unavailable at times as pipelines are shut down for maintenance or construction activities.

     Based on the existing pipeline systems and the gas sales markets in its area of operations in Wyoming, RMG expects that, at least for the next few years, the markets in which it sells its gas, and the spot prices to which it will be subject, will be dependent upon three major sales points:

     X The Colorado Interstate Gas ("CIG") station near Cheyenne in southeastern Wyoming, which primarily feeds regional markets or markets in the Midwest.

     X The Ventura market ("Ventura") located in Ventura, Iowa, which prices gas on the Northern Border pipeline where it interconnects with Northern Natural Gas and feeds markets in the Northern Plains and Midwest.

     X The Opal market ("Opal") in southwestern Wyoming, which delivers to the Kern River pipeline for delivery to Utah, Nevada, Arizona and California.

     PIPELINES  THAT  SERVE  THE  CIG  MARKET

     Two large diameter intrastate pipelines, the Fort Union and the Thunder Creek, were constructed in the Basin in 1999, and gathering system infrastructure has continued to grow significantly. These two major intrastate pipelines currently provide almost 1.1 Bcfd capacity, flowing south out of the Basin to the CIG Hub in Southeast Wyoming.

     -    Fort  Union.  The  Fort Union Gas Gathering pipeline consists of a 106
          -----------
          mile,24 inch, 434 Mmcfd capacity line completed in August 1999 and a 20" pipeline with a capacity of 200 Mmcfd completed in September 2001. It is believed that capacity could be increased by another 200 Mmcfd by adding additional compression to this line.

     -    Thunder  Creek.  Thunder Creek Gas Services pipeline is a 126-mile, 24
          --------------
          inch pipeline which commenced operations on September 1, 1999 with a capacity of 450 Mmcfd.

     The Hi-Pro production is delivered to the Thunder Creek pipeline where it is carried south and delivered to the CIG market.

     El Paso Corporation's subsidiary Cheyenne Plains Gas Pipeline Co. received approval from the Federal Energy Regulatory Commission in March 2004 for construction of a new 380 mile pipeline from Cheyenne, Wyoming to Greensburg, Kansas, with a capacity of 560 Mmcf per day. Cheyenne Plains has announced its intent to apply to the FERC for permission to enlarge the line to handle 760 Mmcf per day. This line, with the enlarged capacity, is expected by Cheyenne Plains to be in-service in January 2005, and may help narrow the negative price differential for CIG prices compared to national prices.

     PIPELINES  THAT  SERVE  THE  VENTURA  MARKET

     There are currently only two significant pipelines capable of transporting gas out of the Basin to the north, the Bitter Creek pipeline, which connects with the Northern Border interstate pipeline and the Glasslands pipeline. However, one additional line that is well along in its planning stages, would also deliver gas to the Northern Border pipeline. Descriptions are as follows:

     X    Bitter  Creek.  The  Bitter Creek pipeline is owned by Williston Basin
          -------------
          Interstate Pipeline Company ("WBI"), a subsidiary of MDU Resources Group, Inc. It was completed in 2001 with initial capacity of 150 Mmcfd.

     X    Grasslands.  In  response  to  the  need  for expandable access to the
          ----------
          Ventura market, the Grasslands pipeline, also owned by WBI, went into service in November 2003. It is a 245 mile, 16 inch line with an initial capacity of 80 Mmcfd and expandable to 200 Mmcfd.

     THE  OPAL  MARKET

     The Opal market, in southwestern Wyoming, is a major pipeline connection point, with several intrastate and interstate lines connecting to the major interstate Kern River line (with a recently enlarged capacity of 1.73 Bcfd, delivering to markets in Utah, Nevada, Arizona and California. If the Oyster Ridge property is put into production, gas could be sold into this market.

GAS  PRICES

     Historically, spot gas prices received by producers at the Ventura, CIG and Opal markets have generally been at discounts to the NYMEX front month contract and Henry Hub spot cash prices, although with lesser discounts during the winter months. Prices at CIG can trade at a further discount to the Ventura prices, and again with an even higher discount during the second and third quarters, because CIG is partially based on local demand which can drop outside the heating season, while Ventura serves larger national markets and is highly correlated to Chicago market prices.

     The negative price differential in the prices realized by Powder River Basin producers in 2003, as compared to prices realized on the national gas market, ranged from 10% to 45% (higher outside the heating season). The negative price differential in the fourth quarter 2003 and first quarter 2004 narrowed in comparison to the fourth quarter 2002. However, there is no guarantee that increased capacity will eliminate the negative price differential or even significantly reduce it.

INACTIVE  MINING  PROPERTIES  -  URANIUM

     GENERAL. We have interests in several uranium-bearing properties in Wyoming and Utah and in a uranium processing mill in southeastern Utah (the "Shootaring Mill" in Garfield County). All the uranium-bearing properties are in areas which produced significant amounts of uranium in the 1970s and 1980s. At some future date, we could sell, develop and/or operate these properties (directly or through a subsidiary company or a joint venture) with companies having the necessary capital to mine and mill the uranium bearing material to produce uranium concentrates ("U3O8") for sale to public utilities that operate nuclear powered electricity generating plants. Currently there is no operating uranium mill in Wyoming and it would take a substantial increase in the market price of uranium concentrate over a period of time before a company with the financial wherewithal would build a mill and place the deposits in production. Therefore, until uranium oxide prices improve significantly, the uranium properties will remain shut down.

     At the dates of the consolidated balance sheets in this Report, there are no values carried on the balance sheets for uranium properties.

     SHEEP  MOUNTAIN  -  WYOMING

     Unpatented lode mining claims, underground and open pit uranium mines and mining equipment in the Crooks Gap area are located on Sheep Mountain in Fremont County, Wyoming. From December 21, 1988 to June 1, 1998, these properties were held by Sheep Mountain Partners ("SMP"). On June 1, 1998, the Company received back from SMP all of the Sheep Mountain mineral properties and equipment, in partial settlement of certain disputes with Nukem, Inc. ("Nukem") and its subsidiary Cycle Resource Investment Corp. ("CRIC"). The judgment against Nukem impressing the CIS uranium supply contracts in a constructive trust with SMP remains unresolved. See "Legal Proceedings."

     We have recorded reclamation liabilities for the SMP properties. All historical costs in the SMP properties were offset against a monetary award which was received from Nukem during fiscal 1999.

     UTAH

     Plateau Resources Limited ("Plateau") is a wholly-owned subsidiary of USE. In 2003, reclamation work on uranium properties (the Tony M, Velvet, and Woods Complex) in San Juan County, Utah was completed.

     PLATEAU'S  SHOOTARING  CANYON  MILL  AND  PROPERTIES

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

     THE  GREEN  MOUNTAIN  MINING  VENTURE  ("GMMV")  PROJECT

     For information on the GMMV agreement, see "Green Mountain Mining Venture" in the annual report (Form 10-K/A1) for the (former) fiscal year ended May 31, 2002.

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

     Permits to operate existing mines (now shut down) on the Crooks Gap properties had been issued by the State of Wyoming, but amendments would be needed to re-open them. A NPDES water discharge permit under the Clean Water Act has been obtained; monitoring and treatment of water removed from the mines and discharged in nearby Crooks Creek is generally required. However, for the last three years, USECC has not discharged wastewater into Crooks Creek, and the water instead is being discharged into the USECC McIntosh Pit at the Sweetwater mill owned by Kennecott (the Sweetwater mill had been part of the Green Mountain Mining venture).

INACTIVE  MINING  PROPERTIES  -  GOLD

     SUTTER GOLD MINING COMPANY. In fiscal 1991, USE acquired an interest in Sutter properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) is owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"), and a majority-owned subsidiary of USE.

     This property has never been in production. Persistent low prices for gold made financing difficult, and in fiscal 1999 resulted in a substantial write down of the SGMC properties.

     Due to the depressed gold prices in the past, litigation (since resolved) and lack of funding, SGMC has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitors center has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. There is one caretaker employee at the Sutter operation. The conditional use permit is being kept current as necessary to allow for possible mining activities on the properties in the future.

     In 1998 and 1999, the Company took impairments (write-downs) in the amounts of $1,500,000 and $10,718,800, respectively, of the carrying value of the gold properties. These two impairments wrote off almost 85% of our investment in these properties. As a result of low market prices for gold at the time, we determined that we could not produce gold from these properties at a profit. The impairments taken in 1998 and 1999 resulted in no value for mine exploration, and the remaining assets relating to this property include raw land which is no longer needed for mining activity, and buildings and equipment. A significant portion of the raw land has been sold.

     We have not obtained a final feasibility study to support a determination that the Sutter property contains proven or probable reserves of gold.

     In late 2003, SGMC signed a letter of intent for an acquisition of SGMC by Globemin Resources Inc., a British Columbia corporation listed on the TSX-V. Completion of the acquisition is subject to negotiation and execution of a share exchange agreement, approval by the TSX-V, Canadian regulatory authorities, and the boards of directors and if necessary, shareholders of SGMC and Globemin. If the acquisition is consummated, a majority of the stock of Globemin would be owned by the (former) SGMC shareholders. Globemin thereafter would seek to raise financing in Canada to begin mining the Lincoln Project and build a mill.

     PROPERTIES. SGMC holds approximately 435 acres of surface and mineral rights: (87 acres of surface rights (owned), 73 acres of surface rights (leased), 146 acres of mineral rights (leased), and 289 acres of mineral rights (owned), all on patented mining claims near Sutter Creek, Amador County, California. The properties are located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

     Surface and mineral rights holding costs, and property taxes, will be approximately $130,000 and $9,900 for 2004.

     The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance.

     PERMITS. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") allowing mining of the SGM and milling of production, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. Applications will be made in the second quarter of 2004 to California regulatory authorities for a waste water discharge permit to allow the Company to utilize mill tails as mine backfill and to store tails in a surface fill unit.

     VISITORS CENTER. In fiscal 2000, SGMC spent approximately $298,000 for surface infrastructure related to improving access to the mine site, and to a lesser extent tourist related improvements. The visitors center is being operated by a third party. The visitors center is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $48,800 for 2003, $49,200 for the seven months ended December 31, 2002, and $41,200 in (former) fiscal year 2002, and are included in "real estate" in the consolidated statements of operations included in this report. These revenues offset a majority of costs for holding the Sutter properties.

MOLYBDENUM

     As a holder of royalty, reversionary and certain other interests in properties located at Mt. Emmons near Crested Butte, Colorado, USE and Crested are entitled to receive annual advance royalties of 50,000 pounds of molybdenum, or cash equivalent. AMAX Inc. (which was acquired by Cyprus Minerals Company and was renamed Cyprus Amax Minerals Company in November 1993, then later acquired later by Phelps Dodge) delineated a deposit of molybdenum containing approximately 146,000,000 tons of mineralization averaging 0.43% molybdenum disulfide on the properties of USE and Crested.

     Advance  royalties are required to be paid in quarterly installments until:
(i) commencement of production; (ii) failure to obtain certain licenses, permits, etc., that are required for production; or (iii) AMAX's return of the properties to USE and Crested. The advance royalty payments reduce the operating royalties (6% of gross production proceeds) which would otherwise be due out of production. There is no obligation to repay the advance royalties if the property is not placed in production. USE recognized $108,500 advance royalty revenues in (former) fiscal 2001. Phelps Dodge ceased making payments in July 2001.

     USE and Crested also are entitled to receive $2,000,000 if the Mt. Emmons properties are put into production and, in the event of a sale of Mt. Emmons Mining Company (which owns the properties) or of its interest in the properties, USE and Crested are entitled to receive 15% of the first $25,000,000 of sale proceeds.

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

     USE and Crested are in litigation with Phelps Dodge concerning the properties and related agreements, see "Item 3 - Legal Proceedings."

OIL  AND  GAS  AND  OTHER  PROPERTIES

     FORT PECK LUSTRE FIELD (MONTANA). We operate a small oil production facility (three wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of the Company collateralize a $750,000 line of credit from a bank.

     WYOMING. The Company and Crested own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building (including underground parking). The first floor is rented to non-affiliates and government agencies; the second floor is occupied by the Company. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties.

     The  Company  also  owns  a  fixed  base  aircraft facility at the Riverton
Regional Airport, including a 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities. This facility is on land leased from the City of Riverton for a term ending December 16, 2005, with an option to renew on mutually agreeable terms for five years. The aircraft fueling operation to the public was shut down late in fiscal 2002.

     The Company owns three mountain sites covering 16 acres in Fremont County, Wyoming. In Riverton, Wyoming, the Company owns four city lots and improvements including two smaller office buildings.

     COLORADO. USECC owns 182 acres of undeveloped land in and near Gunnison, Colorado.

     UTAH. On August 14, 2003, USE's wholy-owned subsidiary Plateau Resources Limited (and Plateau's wholly-owned subsidiary Canyon Homesteads, Inc.) sold all of the outstanding stock of Canyon Homesteads to The Cactus Group, LLC, for $3,470,000: $349,250 cash and $3,120,750 with The Cactus Group's five year promissory note. The note is secured with all the assets of The Cactus Group and Canyon (and is personally guaranteed by the six principals of The Cactus Group). The note is payable monthly (with annual interest at 7.5%) with a $2,940,581 balloon payment due in August 2008.

     The sold properties are in Ticaboo, Utah, near Lake Powell, and included a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots.

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

     As of December 31, 2003, we have recorded estimated reclamation obligations of $7,264,700. We anticipate paying for those reclamation efforts over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this report.

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

                                    EMPLOYEES

     As of the filing date of this Annual Report, USE had 34 full-time employees, including 11 employees working only for RMG. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

                              MINING CLAIM HOLDINGS

     TITLE. Nearly all the uranium mining properties held by the Company are on federal unpatented claims. Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged.

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

ITEM  3.  LEGAL  PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending during the year ended December 31, 2003 have been settled or otherwise finally resolved.

SHEEP  MOUNTAIN  PARTNERS  ARBITRATION/LITIGATION

     In 1991, disputes arose between USE/Crested d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

     After 73 hearing days, the Panel entered an Order and Award on April 18, 1996 and clarified the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. The Panel also awarded SMP damages of $31,355,070 against Nukem. USECC filed a petition for confirmation of the Order and on June 27, 1997, the U.S. District Court confirmed the Panel's Orders in its Second Amended Judgment.

     Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA"). On October 22, 1998, the 10th CCA issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem. The 10th CCA held that the Panel's Awards "clearly retains both a constructive trust and a damage award," and the
                                                 ---
Arbitration Awards and the Second Amended Judgment were "clear and unambiguous."

     On February 8, 1999, the U.S. District Court ordered Nukem to pay USECC the balance of the damage award. Nukem did so, but then moved for a satisfaction of judgment without accounting for the monies earned in the Constructive Trust. The District Court denied Nukem's motion and Nukem filed its second appeal to the 10th CCA. On October 16, 2000, the 10th CCA again affirmed the order of the District Court. The 10th CCA held that Nukem had not "provided an accounting of the partnership assets," finding that "the district court order presented for our review does not decide which CIS contracts are covered by the constructive trust."

     On November 3, 2000, USECC filed a motion for a further accounting of the Constructive Trust. On February 15, 2001, the District Court entered an Order of Reference appointing a Special Master to "conduct an accounting" of the Constructive Trust. The accounting was conducted and on May 1, 2003, the Special Master filed his Report with the District Court. Both parties filed objections to the Report. On July 30, 2003, the U.S. District Court adopted the Report in part and rejected it in part. Judgment was then entered by the Court on August 1, 2003 in favor of USECC and against Nukem in the amount of $20,044,183.

     On August 15, 2003, Nukem filed a "Motion to Remand to the Arbitration Panel or in the Alternative, to Alter, Amend and/or Correct the Court's August 1, 2003 Judgment and July 30, 2003 Order," and a "Motion to Correct Certain Findings or Statements in the Court's Order of July 30, 2003." On the same day, USECC filed a motion under Fed.R.Civ.P. 52(b) and 59(e) to alter or amend the July 30, 2003 Order and the

August 1, 2003 Judgment. The District Court denied the parties' motions on September 10 and 11, 2003, respectively. Nukem's appeal and USECC's cross-appeal followed. Nukem's opening brief was filed on January 16, 2004 and on February 24, 2004, USECC filed an opening brief in its cross-appeal and an answer to Nukem's brief. Nukem has until March 29, 2004 or any extension thereof to file an answer to USECC's opening brief. USECC may then file a reply brief 14 days after service of Nukem's answer. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

CONTOUR  DEVELOPMENT  LITIGATION

     On July 28, 1998, USE and Crested filed a lawsuit in the U. S. District Court of Colorado in Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties settled the litigation in 2004. In the settlement, USE and Crested received $25,000 in cash; two lots in the City of Gunnison, Colorado (one of which has been sold for a net of $65,326 and the other lot is under contract to sell for $180,000), and an additional five development lots covering 175 acres north of Gunnison, Colorado.

PHELPS  DODGE  LITIGATION

     U.S. Energy Corp. (USE) and Crested Corp. (Crested), d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (PD) and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations in USECC's agreement with PD's predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

     The litigation stems from agreements that date back to 1974 when USE and Crested leased the mining claims AMAX Inc., PD's predecessor company. The mining claims cover one of the world's largest and richest deposits of molybdenum discovered by AMAX. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties.

     The complaint filed by PD and MEMCO seeks a determination that PD's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, USE and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and PD stock exceeding $1 billion and making Cyprus Amax a subsidiary of PD. Therefore, USECC asserts the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     The other issue in the litigation is whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim seek to obligate USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     As added counterclaims, USECC seeks (i) damages for PD's breach of covenants of good faith and fair dealing; (ii) damages for PD's failure to develop the Mt. Emmons properties and not protecting USECC's rights as a revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of PD; (iv) damages for breach of the PD's fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties.

     On March 17, 2003, PD filed additional motions for partial summary judgment on various claims. On January 22, 2004, the District Court heard the motions and responses of USECC and additional briefs were thereafter filed with the Court. The Court is considering the motions. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

ROCKY  MOUNTAIN  GAS,  INC.  (RMG)

LITIGATION  INVOLVING  LEASES  ON  COALBED  METHANE  PROPERTIES  IN  MONTANA

     On or about April 1, 2001, RMG, a subsidiary of USE and Crested, was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA against the United States Bureau of Land Management ("BLM"), RMG, certain of its affiliates (including USE and Crested) some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

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

LAWSUITS  CHALLENGING  BLM'S  RECORDS  OF  DECISIONS

     Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS (PRB-EIS) for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and billings Resource Management Plans in Montana. Neither the Company, nor RMG is a party to any of these lawsuits.

LITIGATION  INVOLVING  DRILLING  ON  A  COALBED  METHANE  LEASE

     A drilling company, Eagle Energy Services, LLC filed a lien on RMG's leasehold in southwestern Wyoming for drilling services performed at RMG's Oyster Ridge Property and filed a lawsuit foreclosing the lien. Eagle Energy's bank, Community First National Bank of Sheridan, Wyoming, filed a similar suit for the same amount on an assignment from Eagle Energy against RMG, Eagle Energy Services, LLC and others who guaranteed a loan to Eagle Energy in Civil Action No. C02-9-328 in the 4th Judicial District of Sheridan County, Wyoming. Eagle Energy's claim is for a contract to drill a well for coalbed methane. RMG terminated the agreement because of the dangerous conditions of Eagle Energy's equipment and other reasons. The claim against RMG is for approximately $49,300. Negotiations to settle the lien and lawsuits are pending. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 6, 2003, the annual meeting of shareholders was held for voting on the re-election of two directors: John L. Larsen and Keith G. Larsen. These directors were re-elected for a term expiring on the third succeeding Annual Meeting of Shareholders and until their successors are duly elected or appointed and qualified. With respect to the re-election of the two directors, the votes cast were as follows:

     Name  of  Director               For          Abstain
     ------------------               ---          -------
     John  L.  Larsen              9,243,517       61,281
     Keith  G.  Larsen             9,243,517       61,281

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market  Information

     Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis on the Nasdaq Small Cap of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The range by quarter of high and low sales prices was:

                                           High    Low
                                           -----  -----
Fiscal year ended December 31, 2003
-----------------------------------
First quarter ended 3/31/03                $3.85  $2.95
Second quarter ended 6/30/03                5.92   3.12
Third quarter ended 9/30/03                 5.70   3.15
Fourth quarter ended 12/31/03               3.68   2.30

Transition period ended December 31, 2002
-----------------------------------------
First quarter 8/31/02                      $3.95  $2.00
Second quarter ended 11/30/02               4.20   3.38
Month ended 12/31/02                        3.98   3.08

Fiscal year ended May 31, 2002
------------------------------
First quarter ended 8/31/01                $6.05  $3.56
Second quarter ended 11/30/01               4.15   3.09
Third quarter ended 2/29/02                 5.27   3.50
Fourth quarter ended 5/31/02                4.30   3.29

Fiscal year to ended May 31, 2001
---------------------------------
First quarter ended 8/31/00                $3.00  $1.75
Second quarter ended 11/30/00               3.38   1.75
Third quarter ended 2/28/01                 4.00   2.00
Fourth quarter ended 5/31/01                6.25   3.56

(b)     Holders

     (1) At March 23, 2004 the closing market price was $2.54 per share and there were approximately 660 shareholders of record, with 13,992,750 shares of common stock issued and outstanding, including shares owned by our subsidiaries and shares in officers' and directors' names that are subject to forfeiture.

     (2)  Not  applicable.

c) We have not paid any cash dividends with respect to common stock. There are no contractual restrictions on our present or future ability to pay cash dividends, however, we intend to retain any earnings in the near future for operations.

d) Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2003:

Plan category  Number of securities to   Weighted average   Number of securities
               be issued upon exercise   exercise price of  remaining available
               of outstanding options    outstanding        future issuance
                                         options            under equity
                                                            compensation plans
                                                           (excluding securities
                                                            reflected in column
                                                            (a))

               (a)                       (b)                (c)
--------------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders

1998 USE SOP
3,250,000
shares of
common stock
on exercise
of outstanding
options               1,464,646                $2.69                 -0-

2001 USE ISOP
3,000,000 shares
of common stock on
exercise of
outstanding options   1,409,000                $3.09             1,464,664
--------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders


None                     --                      --                   --
--------------------------------------------------------------------------------
Total                 2,873,646                $2.74             1,464,664

     Sales  of  Unregistered  Securities  in  2003:

     As of December 31, 2003, pursuant to the shareholder-approved 2001 Stock Compensation Plan, 100,000 shares were issued to officers of the Company at the rate of 20,000 shares each: John L. Larsen, Keith G. Larsen, Harold F. Herron, Robert Scott Lorimer, and Daniel P. Svilar. The shares were issued at the closing market price of $3.10 on December 19, 2003.

     On March 24, 2003, 43,378 shares were issued to four officers (John L. Larsen, Daniel P. Svilar, Harold F. Herron and Robert Scott Lorimer) being the balance of shares issuable under the 1996 stock award program (now closed out).

     Options to purchase 18,000 shares at $3.00 were issued to Robert A. Nicholas on February 3, 2003 and expiring February 2, 2004, as partial payment for legal services. Mr. Nicholas is not an accredited investor, and prior to the filing date of this Annual Report, he was an employee of the Company. He was provided all information about the Company prior to the issuance of the options. This transaction is believed to be exempt under section 4(2) of the Securities Act of 1933. The expiration date of the options has been extended to August 9, 2004.

     On October 28, 2003, the Company and Caydal, LLC and Tsunami Partners, L.P. amended separate secured convertible loans to the Company from Caydal ($1,000,000) and Tsunami Partners ($500,000) in 2002, to (i) reduce the interest rate, starting September 1, 2003, from the original 8% annual rate, to be equal to the Federal Short Term Rate for annual compounding (the "Federal Short Term Rate" as defined in section 1274(d) of the Internal Revenue Code), as that rate changes from time to time; (ii) allow conversion of interest, as well as principal, to shares; (iii) not require quarterly payment of interest with cash, but add accruing interest to principal; (iv) extend the maturity date for the loan to December 31, 2004; (v) reduce the conversion rate for principal to (and establish the conversion rate for interest at) 1 share for each $2.25 of principal and interest; and (vi) provide for mandatory conversion of principal and accrued interest outstanding at maturity to shares at the same conversion rate of 1 share for each $2.25 of principal and interest. Optional conversion of principal and accrued interest prior to maturity is permitted. Also, in connection with the restructuring of debt, the expiration date of warrants on 120,000 shares (at $3.00 per share) which were issued to Caydal, and warrants on 60,000 shares (at $3.00 per share) issued to Tsunami Partners, in 2002, was extended 12 months (from the original May 30, 2005 to the new date of May 30, 2006).

     In 2003, Caydal converted $500,000 of debt to 211,109 shares of common stock (33,333 shares at the original $3.00 conversion price, and 177,776 shares at the restructured price of $2.25). The outstanding principal balance on the debts owed to Caydal and Tsunami Partners was $500,000 and $500,000, convertible at December 31, 2003 into 222,220 and 222,220 shares, respectively. Tsunami Partners did not convert any debt to shares in 2003. Caydal and Tsunami Partners are accredited investors.

     On July 7, 2003, the Company issued 50,000 shares, and warrants to purchase an additional 50,000 shares (exercisable at $5.00 per share, expiring June 30, 2006) to Sanders Morris Harris Inc. ("SMH"), a financial advisory firm and registered broker-dealer, in partial payment of SMH's services provided to RMG in connection with RMG's transfer of certain coalbed methane properties to Pinnacle Gas Resources, Inc. SMH is an accredited investor. These securities were not issued in connection with the sale of any securities by SMH.

     On May 30, 2003, the Company entered into a consulting agreement with Riches In Resources, Inc., a financial consulting firm. In June 2003, 7,920 shares were issued to Riches In Resources, Inc. for services to the Company provided from November 15, 2002 through July 15, 2003. Up to another 7,080 shares may be issued for services during the remaining term of the agreement (through May 15, 2004) with this consultant. Riches In Resources, Inc. is not an accredited investor. Riches In Resources, Inc. was provided all information about the Company prior to the issuance of the shares. This transaction is believed to be exempt under section 4(2) of the Securities Act of 1933.

     In March 2003, 24,000 shares were issued to C.C.R.I. Corporation, a financial consulting firm, for services to the Company provided through September 2003. Pursuant to the same agreement, the Company issued to C.C.R.I. warrants to purchase 75,000 shares, 25,000 exercisable at $3.75 per share, 25,000 shares exercisable at $4.50 per share and 25,000 shares exercisable at $5.50 per share; and issued to an individual (Jason Wayne Assad) associated with C.C.R.I. a warrant to purchase 12,500 shares, exercisable at $3.75 per share. All of these warrants expire March 16, 2006. CCRI and Mr. Assad are not accredited investors. Each was provided all information about the Company prior to the issuance of the securities These transactions are believed to be exempt under section 4(2) of the Securities Act of 1933.

     In  June  2003,  34,000  shares  were issued to Burg Simpson Eldredge Hersh
Jardine PC, a law firm representing the Company in litigation, in partial payment of legal services provided to the Company. This firm is not an accredited investor. The firm was provided all information about the Company prior to the issuance of the securities. This transaction is believed to be exempt under section 4(2) of the Securities Act of 1933.

     10,000 shares were issued to Tim and Betty Crotty in June 2003 in settlement of a lease obligation relating to a property owned by the Company's subsidiary, Sutter Gold Mining Company. Mr. and Mrs. Crotty are not accredited investors. They were provided all information about the Company prior to the issuance of the securities. This transaction is believed to be exempt under section  4(2)  of  the  Securities  Act  of  1933.

     In June and July 2003, Caydal, LLC and five individuals invested $750,000 in the Company's majority-owned subsidiary Rocky Mountain Gas, Inc. ("RMG") for 333,333 shares of RMG stock (at $2.25 per share); warrants on 62,500 RMG shares at $3.00 per share, exercisable until June 3, 2006; and warrants on 46,875 shares of the Company at $4.00 per share, exercisable until June 3, 2006. Under the terms of the original transaction, each share of RMG stock was convertible into that number of shares of the Company obtained by dividing (i) $2.25 (subject to anti-dilution adjustments) by (ii) 85% of the then-current market price of the Company's shares, provided that (a) the conversion price cannot exceed $5.00, and (b) the exchange rights expire 20 business days after the Company's stock price exceeds $7.50 for 20 consecutive trading days. None of the RMG shares had been converted to shares of the Company at December 31, 2003. Caydal and each of the five individuals are accredited investors.

     In partial compensation for services provided by McKim & Company, LLC (a registered broker-dealer) to RMG and USE in connection with the foregoing investments in RMG, the Company paid a cash commission of $30,000 to McKim & Company, and issued to McKim & Company warrants to purchase 19,500 shares of USE common stock, exercisable at $4.00 per share. The warrants expire June 3, 2006. Warrants to purchase an additional 3,000 shares, on the same terms, were issued to John Schlie, an employee of McKim & Company.

     On October 28, 2003, Caydal and one individual (James McCaughey) accepted the Company's and RMG's offer, made to all of the investors in RMG in June and July 2003 (see above), to restructure that transaction by (i) refunding 50% of the investment (Caydal was refunded $250,000 and Mr. McCaughey was refunded $50,000), and reducing the conversion rate for their remaining total of 133,333 RMG shares down to 77.5%. The other four individuals elected to remain fully invested, for which election the Company and RMG reduced the conversion rate for their remaining total of 66,666 RMG shares down to 70%.

     On December 12, 2003, a non-qualified option was granted to Karl Eppich to purchase 10,000 shares at $2.90 per share for one year. Mr. Eppich provides title services to RMG. This transaction is believed to be exempt under section 4(2) of the Securities Act of 1933.

     All of the foregoing securities have been issued with restrictive legend under the Securities Act of 1933.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     The selected financial data is derived from and should be read with the financial statements for USE included in this Report.


                                          December 31,                              May 31,
                           -------------------------------------  ---------------------------------------------------

                              2003         2002         2001         2002         2001          2000         1999
                           -----------  -----------  -----------  -----------  -----------  ------------  -----------
                                                     (Unaudited)
Current assets             $ 5,191,400  $ 4,755,300  $ 4,597,900  $ 4,892,600  $ 3,330,000  $ 3,456,800   $12,718,900
Current liabilities          1,909,700    2,044,400    2,563,800    1,406,400    2,396,700    6,617,900     5,355,600
Working capital (deficit)    3,281,700    2,710,900    2,034,100    3,486,200      933,300   (3,161,100)    7,363,300
Total assets                23,929,700   28,190,600   30,991,700   30,537,900   30,465,200   30,876,100    33,391,000
Long-term obligations(1)    12,036,600   14,047,300   13,596,400   13,804,300   13,836,700   14,025,200    14,526,900
Shareholders' equity         6,760,800    8,501,600    8,018,700   11,742,000    8,465,400    4,683,800    10,180,300

(1)Includes  $7,657,900, of accrued reclamation costs on properties at December 31, 2003, and $8,906,800, at December
31,  2002,  2001  and  May  31,  2002,  2001, 2000,  and  1999, respectively.  See  Note  K  of Notes to Consolidated
Financial  Statements.


                                      Year Ended       Seven Months Ended
                                      December 31,         December 31,         For Former Fiscal Years Ended May 31,
                                      ------------  --------------------------  ----------------------------------------

                                          2003          2002          2001          2002          2001          2000
                                      ------------  ------------  ------------  ------------  ------------  -------------
                                                                  (Unaudited)
Operating revenues                    $   837,300   $   673,000   $   545,900   $ 2,004,100   $ 3,263,000   $  3,303,900
                                      -----------   -----------   -----------   -----------   -----------   ------------
Loss from
  continuing operations                (7,237,900)   (3,524,900)   (3,914,900)   (7,454,200)   (7,517,800)   (11,356,100)

Other income & expenses                   (73,000)     (387,100)    1,005,000     1,319,500     8,730,800        802,200

(Loss) income before minority
  interest, equity in income (loss)
  of affiliates, income taxes,
  discontinued operations,
  and cumulative effect of            -----------   -----------   -----------   -----------   -----------   ------------
  accounting change                    (7,310,900)   (3,912,000)   (2,909,900)   (6,134,700)    1,213,000    (10,553,900)

Minority interest in loss (income)
  of consolidated subsidiaries            235,100        54,800        24,500        39,500       220,100        509,300

Equity in loss of affiliates                   --            --            --            --            --         (2,900)

Income taxes                                   --            --            --            --            --             --

Discontinued operations, net of tax      (349,900)       17,100       175,000       (85,900)      488,100       (594,300)

Cumulative effect of
  accounting change                     1,615,600            --            --            --            --             --

Preferred stock dividends                      --            --       (75,000)      (86,500)     (150,000)       (20,800)
                                      ------------  -----------   -----------   -----------   -----------   ------------
Net (loss) income
  to common shareholders              $(5,810,100)  $(3,840,100)  $(2,785,400)  $(6,267,600)  $ 1,771,200   $(10,662,600)
                                      ============  ============  ============  ============  ============  =============

                                          1999
                                      -------------
Operating revenues                    $  3,788,600
                                      ------------
Loss from
  continuing operations                (22,713,300)

Other income & expenses                  6,655,500

(Loss) income before minority
  interest, equity in income (loss)
  of affiliates, income taxes,
  discontinued operations,
  and cumulative effect of             -----------
  accounting change                    (16,057,800)

Minority interest in loss (income)
  of consolidated subsidiaries           4,468,400

Equity in loss of affiliates               (59,100)

Income taxes                                    --

Discontinued operations, net of tax             --

Cumulative effect of
  accounting change                             --

Preferred stock dividends                       --
                                      ------------
Net (loss) income
  to common shareholders              $(11,648,500)
                                      =============


                                     Year Ended  Seven Months Ended           For Former
                                    December 31,    December 31,       Fiscal Years Ended May 31,
                                    ------------  ----------------  ----------------------------------
                                                      (Unaudited)

                                        2003       2002     2001     2002     2001     2000     1999
                                      --------    -------  -------  -------  -------  -------  -------
Per share financial data

Operating revenues                    $ 0.07      $ 0.06   $ 0.07   $ 0.22   $ 0.42   $ 0.43   $ 0.53
                                      ------      ------   ------   ------   ------   ------   ------
Loss from
  continuing operations                (0.64)     (0.33)   (0.47)   (0.80)   (0.96)   (1.39)   (3.18)

Other income & expenses                (0.01)     (0.03)    0.12     0.14     1.11     0.01     0.93

(Loss) income before minority
  interest, equity in income (loss)
  of affiliates, income taxes,
  discontinued operations,
  and cumulative effect of            ------      ------   ------   ------   ------   ------   ------
  accounting change                    (0.65)     (0.36)   (0.35)   (0.66)    0.15    (1.38)   (2.25)

Minority interest in loss (income)
  of consolidated subsidiaries          0.02         --       --     0.01     0.03     0.07     0.63

Equity in loss of affiliates              --         --       --       --       --       --    (0.01)

Income taxes                              --         --       --       --       --       --       --

Discontinued operations, net of tax    (0.03)        --     0.02    (0.01)    0.06    (0.08)      --

Cumulative effect of
  accounting change                     0.14         --       --       --       --       --       --

Preferred stock dividends                 --         --    (0.01)   (0.01)   (0.01)      --       --
                                      -------    -------  -------  -------  -------  -------  -------

Net (loss) income
  per share, basic                    $(0.52)    $(0.36)  $(0.34)  $(0.67)  $ 0.23   $(1.39)  $(1.63)
                                      =======    =======  =======  =======  =======  =======  =======

Net (loss) income
  per share, diluted                  $(0.52)    $(0.36)  $(0.34)  $(0.67)  $ 0.21   $(1.39)  $(1.63)
                                      =======    =======  =======  =======  =======  =======  =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in the minerals business, the Company's actual results may differ materially from the results discussed in any such forward-looking statements.

GENERAL  OVERVIEW

     U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate. The Company manages all of its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 71.5%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statement of Crested, Rocky Mountain Gas, Inc. ("RMG"), Plateau
Resources Ltd. ("Plateau"), USECC and other subsidiaries. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. Due to either depressed metal market prices or disputes in certain of the partnerships, all mineral properties have either been sold, reclaimed or are shut down. See Items 2 and 3 above except coalbed methane. The Company has had no production from any of its mineral properties during the periods from May 31, 2001 through December 31, 2003, except coalbed methane.

     The Company formed RMG to enter into the coalbed methane (CBM) business in 1999. The acquisition of leases and acreage for the exploration, development and production of coalbed methane has become the primary business focus of the Company. At December 31, 2003, the Company on a consolidated basis, owned 90.1% of RMG. RMG has purchased or leased acreage for CBM exploration and development. RMG has entered into various agreements and joint operating agreements to develop and produce coalbed methane from these properties. Management of the Company plan to create value in RMG by growing RMG into an industry recognized producer of CBM. Management believes the fundamentals of natural gas supply and demand are, and will remain favorable well into the future. Management further believes that the investments the Company has made in RMG will provide a solid base of cash flows into the future.

     The price that RMG receives for the sale of its coalbed methane is based on the Colorado Interstate Gas Index ("CIG") for the Northern Rockies. Historically, the highest prices realized on the CIG over a twelve-month period are during the months of December and January and the lowest prices realized are during the months of late summer or early fall. Calendar 2003 did not follow this trend as gas prices rose from a low of $3.14 per mcf (thousand cubic feet) in January 2003 to a high of $5.01 per mcf in March 2003. The following table represents a summary of historical CIG prices:


                       Prices  per  mcf
                       ----------------

                  2003   2002   2001   2000
                  -----  -----  -----  -----
12 Month High     $5.01  $3.33  $8.63  $5.95
12 Month Low      $3.14  $1.09  $1.05  $2.15
12 Month Average  $3.98  $1.97  $3.50  $3.37

December 31       $4.44  $3.33  $2.13  $5.95

     Although management believes that gas prices will increase over the long term from present levels, no assurance can be given that will happen. Gas prices are directly affected by 1) weather conditions, which impact heating and cooling requirements; 2) electrical generation needs and 3) the amount of gas being produced by those companies in the gas production business. All of these factors are variable and cannot be accurately predicted. Many of the Company's industry competitors are very large international companies that are well funded.

CRITICAL  ACCOUNTING  POLICIES

     Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

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

     Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold.

     Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     SFAS 143 Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut-down mining and gas properties as of the date the liability is incurred. The statement further requires the Company to review the liability each quarter and determine if a change is required as well as accrete the total liability on a quarterly basis for the future liability.

     The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut-down mining properties, it has no remaining book value for these properties. See Note B.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the year ended December 31, 2003, operations resulted in a loss of $5,810,100 and consumed $5,673,600 of cash. The Company increased cash and cash equivalents during the same period by $2,343,800. Investing activities provided $6,964,000 as a result of the sale of CBM properties, sale of property and the reduction, after the approval of the Nuclear Regulatory Commission ("NRC"), of the cash bond for reclamation obligations. The increase in cash from investing activities of $1,053,400 was as a result of the sale of the Company's and RMG's common stock. Cash provided by investing activities was partly used to pay down third party debt.

     During the year ended December 31, 2003, the Company contributed its interest in producing methane gas properties to a new entity, Pinnacle Gas Resources, Inc. ("Pinnacle") See Item 2 above and Note

F. The Company will therefore not be receiving revenues from those properties. RMG continues to evaluate CBM properties and plans on generating cash flows from methane gas production. See Note P.

CAPITAL  RESOURCES

     A major component of the Company's future cash flow projections is the ultimate resolution of litigation with Nukem, Inc. ("Nukem") over issues relating to Sheep Mountain Partners ("SMP") Partnership. On August 1, 2003, the U.S. District Court of Colorado entered a Judgment in favor of the Company against Nukem in the amount of $20,044,200. Nukem has appealed this Judgment to the 10th Circuit Court of Appeals ("CCA"). The Company has filed a cross-appeal and answer to Nukem's appeal. See Item 3 above. Should the 10th CCA affirm the District Court's Order and Judgment and/or grant the additional claims made by the Company, the liquidity of the Company will be significantly improved. Although no assurance can be given as to the outcome of the appeal, Nukem was required to post a supersedeas bond in the full amount of the Judgment with interest.

     During the year ended December 31, 2003, the Company sold its interests in the town site operations to a non-affiliated entity, The Cactus Group ("Cactus"). As a result of the sale of the town site, USE received cash of $349,300 and a promissory note from Cactus in the amount of $3,120,700. USE is to receive $203,000 in payments from Cactus during calendar 2004. All of these payments will be applied to interest only. Cactus will continue to make monthly payments, primarily interest, until August 2008 at which time a balloon payment of $2.8 million is due.

     Other sources of capital are cash on hand; collection of receivables; receipt of monthly payments from an industry partner for the purchase of an interest in RMG's CBM properties; contractual funding of drilling and development programs by non-affiliates; sale of excess equipment and real estate properties; a line of credit with a commercial bank, and equity financing of the Company's subsidiaries.

     The Company has a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment. At December 31, 2003, the full line of credit was available. The line of credit could be used for short-term working capital needs associated with operations.

CAPITAL  REQUIREMENTS

     The Company will continue to maintain its uranium properties in a shut down mode during 2004 unless an industry partner funds the development costs of the properties. The Company anticipates funding its gold property through 2004 and completing an equity funding in Canada which will provide the funds necessary to place that property into production. The Company will also use its capital resources during 2004 to pay down debt and general and administrative expenses and reclamation costs associated with the SMP and Plateau uranium properties.

                         MAINTAINING URANIUM PROPERTIES
                         ------------------------------

     SMP  URANIUM  PROPERTIES

     The care and maintenance costs associated with the Sheep Mountain uranium mineral properties decreased by $11,500 from $28,000 as of December 31, 2002 to approximately $16,500 per month at December 31, 2003. Included in the average monthly cost during the year ended December 31, 2003, is ongoing reclamation work on the SMP properties. It is anticipated that a total of $125,000 in reclamation costs will be incurred during 2004.

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     Plateau owns and maintains the Shootaring Canyon Uranium Mill (the "Shootaring Mill"). During the year ended December 31, 2003, Plateau requested a change in the status of the Shootaring Mill from active to reclamation from the NRC. The NRC granted the change in license status, which generated a surplus in the cash bond account of approximately $2.9 million, which was released to Plateau.

     During the year ended December 31, 2003, Plateau performed approximately $209,600 in reclamation on the Velvet and Tony M mines and the Shootaring Mill. No further reclamation expenses are anticipated on the Velvet and Tony M mine properties. It is estimated that the Company will incur approximately $500,000 in reclamation costs at the Shootaring Mill during calendar 2004.

     Although reclamation has been initiated on the Plateau properties, management of the Company continues to evaluate the future of the properties as a result of the significant increases in the market price for uranium to approximately $17.50/lb. U3O8 in March 2004 from approximately $10.10/lb. in March 2003.

     The cash costs per month, including reclamation costs, at the Plateau properties during calendar 2003 were approximately $100,000 per month. These costs are projected to decrease to $55,000 per month during the year ending December 31, 2004.

SUTTER  GOLD  MINING  COMPANY  (SGMC)PROPERTIES

     Due to the recent increase in the price of gold, management of SGMC has decided to place its properties into production. No extensive development work or mill construction will be initiated until such time as funding from either debt or equity sources is in place. The goal of the Company's management is to have SGMC properties be self-supporting and not require any capital resources commitment from the Company. Until such time as SGMC is able to raise its own capital, the Company will continue to fund SGMC. Management projects that the total cash costs to be incurred in getting SGMC funded either through debt or equity will not exceed $120,000. (See Note P). No reclamation costs are projected to be incurred on the SGMC properties during 2004.

                    DEVELOPMENT OF COALBED METHANE PROPERTIES
                    -----------------------------------------

     The majority of the costs during the year ended December 31, 2003 for the development of RMG's CBM properties, was funded through an agreement that RMG entered into with CCBM, Inc. ("CCBM") a subsidiary of Carrizo Oil and Gas of Houston, Texas. At December 31, 2003, the balance remaining under this arrangement was $610,200, one half of which was for the benefit of RMG. See Part 2 above. After this drilling commitment is completed by CCBM, RMG will have to fund its working interest amount on wells drilled.

     During the year ended December 31, 2003, RMG and CCBM entered into a Subscription and Contribution Agreement with Credit Suisse First Boston Private Equity parties ("CSFB") to form Pinnacle Gas Resources, Inc. ("Pinnacle"). As a result of the formation of Pinnacle, RMG and CCBM contributed certain undeveloped and producing CBM properties to Pinnacle. RMG has the opportunity to increase its ownership in Pinnacle by purchasing common stock in Pinnacle through the exercise of options. Any increase in RMG's equity would be offset by contributions made by the other owners of Pinnacle. See Part I "Transaction with Pinnacle Gas Resources, Inc." Management of the Company does not anticipate exercising these options during calendar 2004 unless surplus capital resources are received. RMG has no capital commitments on the properties contributed to Pinnacle. See Note F.

     RMG continues to pursue other investment and production opportunities in the CBM business. On January 30, 2004, RMG purchased the assets of a non-affiliated entity, which included both producing and non-producing properties. The purchase of these CBM assets was accomplished by the issuance of common stock and warrants of both RMG and USE and cash, the majority of which was borrowed as a result of mezzanine financing through Petrobridge Investment Management, LLC ("Petrobridge"). See Part I "Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC" and Note P.

     All cash flows from the sale of gas from the Hi-Pro properties are pledged to Petrobridge for the loan to purchase the Hi-Pro property. See Note P and Part I, Acquisition of Producing and Non-Producing Properties from Hi-Pro Production, LLC . The Hi-Pro acquisition debt also requires minimum net production volumes through June 30, 2006 and maintenance of financial ratios. The Hi-Pro properties are held by RMG I, LLC, a wholly-owned subsidiary of RMG and are the sole collateral of the debt financing entity.

     In addition, we don't expect the lenders under the mezzanine credit facility to fund more than the drilling and completion of five wells on proved undeveloped locations on the properties. Future equity financing by RMG, or industry financings, will be needed for RMG I, LLC to drill and complete wells on the substantial undeveloped acreage acquired from Hi-Pro. New production from this acreage could be needed to service the acquisition debt to offset the impact of declining production from the producing properties and/or low gas prices.

     The Petrobridge credit facility will fund the drilling and completion of five wells on proved undeveloped locations on the Hi-Pro properties. Future equity financing by RMG, or industry financings, will be needed for RMG I, LLC to drill and complete wells on the substantial undeveloped acreage acquired from Hi-Pro.

     As a result of RMG's sale of property interests and the formation of joint operating ventures with industry partners, it is not anticipated that the Company's capital resources will be used to fund RMG operations during the balance of 2004.

LIQUIDITY  SUMMARY

     The Company's capital resources on hand at December 31, 2003 were sufficient to fund mine standby costs, limited reclamation and general and administrative expenses. Development of our gold property and undeveloped CBM properties will require funding from either debt or equity sources.

                              RESULTS OF OPERATIONS
                              ---------------------

     During the periods presented, the Company has discontinued certain operations. Reclassifications to previously published financial statements have therefore been made to reflect ongoing operations and the effect of the discontinued operations. The Company changed its year end to December 31 effective December 31, 2002.

     The Company began focusing its direction on the coal bed methane industry during the year ended May 31, 2002. At the same time the Company began selling its other assets that produced revenues from commercial real estate operations, construction and drilling operations and the commercial repair of aircraft. The Company has entered the coal bed methane industry and anticipates revenues from the production of coal bed methane during calendar 2004. Cash flows are projected to begin being recognized in calendar 2005 after debt on the Company's newly acquired coal bed methane properties is retired.

YEAR  ENDED  DECEMBER  31,  2003  COMPARED  TO  THE  YEAR  ENDED  MAY  31,  2002

Revenues:
---------

     Revenues for the twelve months ended December 31, 2003 consisted of $334,300 from real estate operations, $287,400 from gas sales and $215,600 from management fees. Revenues from real estate operations during the fiscal year ended May 31, 2002 were $1,276,200. The decrease in real estate revenues was as a result of reduced sales of commercial real estate during the twelve months ended December 31, 2003. During fiscal 2002 the Company sold a tract of land in California which was no longer needed for the SGMC development plan for operations.

     During the year ended December 31, 2003 the Company reported $287,400 in gas sales. There were no similar revenues during the twelve months ended May 31, 2002 as the Company had no production of coal bed methane gas at May 31, 2002.

     The Company recognized a minimal increase in management fee revenues during the year ended December 31, 2003 to $215,600 over the $208,200 recognized in management fee revenues during the twelve months ended May 31, 2002. Management fee revenues were actually reduced after June 2003 when RMG contributed its producing and certain undeveloped properties to Pinnacle. Although RMG provided the transitional accounting services for Pinnacle through December 31, 2003, it received only its actual cost for those services.

Costs  and  Expenses:
--------------------

     Costs and expenses for the year ended December 31, 2003 were $8,075,200 as compared to $8,877,800 for the year ended May 31, 2002. Costs and expenses of real estate operations and the cost of real estate sold decreased by $1,045,500 during that twelve months ended December 31, 2003 when compared to the costs and expenses incurred during the fiscal year ended May 31, 2002. This decrease was primarily as a result of a tract of no longer needed. Real estate was sold by SGMC during the year ended May 31, 2002 while no similar sales occurred during the year ended December 31, 2003.

     During the year ended December 31, 2003 the Company recognized $313,100 in gas operating expenses. No similar expenses were recorded during the fiscal year ended May 31, 2002 as the Company had not yet begun producing gas at that time.

     Mineral holding costs decreased by $246,100 to $1,461,700 at December 31, 2003 from $1,707,800 at May 31, 2002. This decrease was as a result of the Company placing all its mining properties on a shut-down status and reducing costs of holding those properties.

     General and administrative costs increased by $2,050,700 during the twelve months ended December 31, 2003 over the twelve months ended May 31, 2002. This increase was as a result of several non cash items. Non cash items which were expensed during the year ended December 31, 2003 were: depreciation and amortization of $554,200; accretion of asset retirement obligations of $366,700; amortization of debt discount of $537,700; amortization of non cash services of $134,700, and non cash compensation of $893,500 for a total of $2,486,800.

     The amortization of debt discount increased primarily as a result of the acceleration in the discount amortization due to the conversion of approximately one half of the debt under the terms of $1.0 million of debt to common shares of the Company's common stock.

     On January 1, 2003, the Company adopted SFAS 143, Accounting for Asset Retirement Obligation. Under the terms of this accounting standard, the Company is required to record the fair value of the reclamation liability on its shut-down mining and gas properties as of the date that the liability was incurred. The accounting standard further requires the Company to review the liability and determine if a change in estimate is required as well as accrete the total liability for the future liability. As a result of the adoption of this accounting standard, the Company recorded the non cash accretion of $366,700.

     Non cash compensation increased as a result of the initial funding of the 2001 Stock Award Plan whereby five of the executive officers of the company were granted a total of 100,000 shares of common stock at $3.10 per share. Under the plan, each officer is to receive 10,000 shares of common stock annually under the condition that the shares cannot be sold until the officer's death or retirement. The plan was effective in 2001 and had not been funded. The funding for the twelve months ended December 2003 was therefore retroactive for two years. In addition to the increase due to the funding of the 2001 Stock Award Plan, the funding for the ESOP as well as the amortization of the deferred compensation recorded in prior periods were both for a full twelve months as compared to only seven months in the prior period.

     The increase in the amortization of non cash services during the year ended December 31, 2003 resulted from the issuance of additional stock and warrants for legal and financial consulting services. These services related to the formation of Pinnacle and litigation with Phelps Dodge.

Other  Income  and  Expenses:
----------------------------

     During the fiscal year ended May 31, 2002 the Company recognized $812,700 in gains from the sale of assets while during the year ended December 31, 2003 the Company recognized only $198,200. The Company was selling the majority of its construction equipment during the years ended May 31, 2002 and 2001. The majority of the surplus equipment to be sold was sold during those two years.

     Interest Income decreased $291,800 during the year ended December 31, 2003 when compared to the year ended May 31, 2002. This reduction in revenues occurred as a result of the company having less amounts of cash invested in interest bearing accounts during the year ended December 31, 2003. In May of 2002 the Company borrowed $1.5 million from third party lenders. During the year ended December 31, 2003 the Company recorded interest on this debt while there was not interest paid on this debt during fiscal 2002.

     Effective January 1, 2003 the Company adopted SFAS 143 "Accounting for Asset Retirement Obligations" which requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The Company is further required to accrete the total liability for the full value of the future liability. As a result of adopting this new accounting policy the Company recorded a cumulative effect of accounting change of $1,615,600 as well as an accretion expense of 366,700.

     Operations for the year ended December 31, 2003 resulted in a loss of $5,810,100 or $0.52 per share as compared to a loss of $6,181,100 or $0.66 per share during fiscal 2002.

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SEVEN MONTHS ENDED DECEMBER 31, 2001

Revenues:
---------

     During the seven months ended December 31, 2002, the Company recognized $673,000 in revenues as compared to $545,900 in revenues during the seven months ended December 31, 2001. This increase of $127,100 in revenues was primarily as a result of the production and sale of CBM gas during the seven months ended December 31, 2002 of $119,400 while no revenues from CBM production were recognized during the same period of the previous year.

     Through the purchase of the Bobcat Field, RMG began selling CBM gas during the seven months ended December 31, 2002. As anticipated, production from these newly developed wells was lower than it will be in the future. Additionally, the market price for natural gas was very low during the summer and fall months of 2002. These reasons along with high start up and operating costs of $355,200, resulted in a loss from operations for CBM of $235,800. Management believes with increased production volumes, reduced ongoing operating costs and increased market prices for natural gas, the CBM properties will show profits and cash flows during 2003.

Costs  and  Expenses:
--------------------

     Costs and expenses during the seven months ended December 2002 were $4,197,900 as compared to costs and expenses of $4,460,800 during the seven months ended December 31, 2001. This reduction of $262,900 was as a result of a reduction in the holding costs of shut-down mineral properties and an ongoing cost cutting program. These reductions in operating costs were offset primarily by the operating costs associated with CBM.

Other  Income  and  Expenses:
----------------------------

     During the seven months ended December 31, 2002, the Company recognized a loss on the sale of assets of $342,600 while it recognized a gain on the sale of assets during the seven months ended December 31, 2001 of $592,600. The Company also had an increase in interest expense of $234,500 during the seven months ended December 31, 2002 over the same period of the previous year as a result of the interest on the Company's convertible debt.

     Operations for the seven months ended December 31, 2002, resulted in a loss of $3,840,100 or $0.36 per share as compared to a loss of $2,785,400 or $0.34 per share for the seven months ended December 31, 2001.

FISCAL  2002  COMPARED  TO  FISCAL  2001
----------------------------------------

Revenues:
---------

     Revenues from operations decreased by $1,038,400 to $1,484,400 during fiscal 2002 from the $2,522,800 recognized during fiscal 2001. Components of this decrease are reductions mineral sales of $334,300; mineral royalties of $108,500; and management fees of $389,600. Mineral sales during fiscal 2001 resulted from the purchase of uranium oxide on the open market to fill uranium sales contracts and the sale of a uranium contract to a third party. We did not supply any of the uranium sold under the contracts from production out of our mines. We have not produced any minerals from mines for several years. The uranium contracts expired and no molybdenum advance royalties have been received since 2001.

     There were no mineral sales during fiscal 2002 while there was one delivery under a uranium contract as well as the sale of one of the Company's uranium contracts to a third party during fiscal 2001. Currently, the Company does not have any delivery contracts for uranium or any other mineral. Depending on the outcome of the SMP litigation, the Company may well have CIS pounds of uranium for which it will need to obtain delivery contracts.

     The Company holds a 6% gross royalty on the Mt. Emmons molybdenum deposit near Crested Butte, CO. Under the provisions of the royalty agreement, the Company and Crested are to receive 50,000 pounds of molybdenum or its cash equivalent annually as an advance royalty. The royalty agreement was originally made with AMAX Inc. ("AMAX"), which was purchased by Cyprus Minerals Company in 1993 and changed its name to Cyprus Amax Minerals Company ("Cyprus Amax"). In 1999, Cyprus Amax was purchased by Phelps Dodge Corporation ("PD"). AMAX and Cyprus Amax had made the advance royalty payments to USECC on a timely basis. PD made one advance royalty payment and ceased making payments in fiscal 2001. PD suspended payments under the advance royalty agreement and has sued the Company. The Company has filed counter claims against Phelps Dodge requesting that the advance royalty be reinstated and other issues. It is not known what the outcome of this litigation will be.

     Management fees were reduced by $389,600 in fiscal 2002 from the prior period due to reduced activity in the entities from which management fees are collected.

Costs  and  Expenses:
--------------------

     During fiscal 2002, costs and expenses were reduced by $1,061,100. This reduction came about as a result of holding costs of mineral properties being reduced by $1,661,500 as a result of the Company reducing costs associated with mineral properties that are shut down. The general and administrative costs were reduced by $104,700. In addition to these reductions in costs and expenses, the Company recognized an expense of $123,800 in abandonment of mining equipment during fiscal 2001. There was no abandonment expense in fiscal 2002.

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

Other  Income  and  Expenses:
----------------------------

     Gain on sale of assets income decreased by $350,900 during fiscal 2002 to $812,700. This decrease was as a result of the sale of a majority of the surplus mining equipment that the Company had for sale during the prior year. During fiscal 2002, there was no income from litigation settlements while during fiscal 2001 there was $7,132,800 in litigation settlement as a result of the Company settling all issues pertaining to the litigation initiated by Kennecott. Interest income increased by $152,400 during fiscal 2002 over fiscal 2001 as did interest expense which increased by $80,000 for the same period. These increases were as a result of larger amounts of cash invested in interest bearing accounts and increased debt.

     Operations for the twelve months ended May 31, 2002, resulted in a net loss of $6,267,600 or $0.67 per share as compared to net income of $1,771,200 or $0.23 per share for the previous year.

                                FUTURE OPERATIONS
                                -----------------

     We have generated operating losses for the year ended December 31, 2003, the seven months ended December 31, 2002 and in each of the three fiscal years ended May 31, 2002 as a result of costs associated with shut down mineral properties. We have discontinued our focus on these properties and at December 31, 2003, we are committed to be in the CBM business well into the future.

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

     NATURAL GAS. Our decision to expand into the CBM gas industry was predicated on the projections for natural gas demand and prices. The Company is confident that it can maintain its costs at CBM industry standards but cannot predict what will happen to the price of CBM gas.

     URANIUM AND GOLD. Changes in the prices of uranium and gold are not expected to materially affect our operations during 2004.

     MOLYBDENUM AND OIL. Changes in prices of molybdenum and petroleum are not expected to materially affect our operations during 2004.

     CONTRACTUAL OBLIGATIONS. The Company had two divisions of contractual obligations as of December 31, 2003: Debt to third parties of $2,249,800, the payments are $932,200, $112,800, $116,600, $1,056,500, $22,600 and $9,200 for
the years ended December 31, 2004 through 2008, and thereafter, respectively, and asset retirement obligations of $7,264,700 which will be paid over a period of five to seven years.

ITEM  8.  FINANCIAL  STATEMENTS

     Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To  U.S.  Energy  Corp.:

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. and subsidiaries as of December 31, 2003 and 2002 and May 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of December 31, 2003 and 2002 and May 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and changed its method of accounting for asset retirement obligations.

As discussed in Note A to the financial statements, certain errors resulting in overstatement of previously reported deferred tax liability as of December 31, 2002 and prior, were discovered by Company management during the year ended December 31, 2003. Accordingly, an adjustment has been made to accumulated deficit as of June 1, 2000 to correct the error.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced significant losses from operations and has a substantial accumulated deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT  THORNTON  LLP



Oklahoma  City,  Oklahoma
February  27,  2004


                                  U.S. ENERGY CORP. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                       December 31,       December 31,     May 31,
                                                           2003               2002          2002
                                                    -------------------  --------------  ------------
                                                                      (Restated, Note A)(Restated, Note A)
CURRENT ASSETS:
  Cash and cash equivalents                         $        4,084,800   $   1,741,000   $ 2,564,300
  Accounts receivable
    Trade, net of allowance of $27,800                         300,900       1,655,700       768,800
    Affiliates                                                  96,800         117,600       132,800
  Current portion of long-term notes
     receivable, net                                           102,500         165,900       229,000
  Assets held for resale                                            --         532,800       532,800
  Prepaid Expenses                                             584,700         528,300       578,300
  Inventories                                                   21,700          14,000        86,600
                                                    ------------------   -------------   -----------
    Total current assets                                     5,191,400       4,755,300     4,892,600

INVESTMENTS:
  Non-affiliated company                                       957,700              --            --
  Restricted investments                                     6,874,200       9,911,700    10,015,500
                                                    -------------------  --------------  ------------
    Total investments and advances                           7,831,900       9,911,700    10,015,500

PROPERTIES AND EQUIPMENT:
  Land                                                         570,000         576,300     1,764,100
  Buildings and improvements                                 5,777,700       7,811,300     8,501,300
  Machinery and equipment                                    4,762,800       4,737,100     5,107,700
  Proved oil and gas properties, full cost method            1,773,600       2,423,600     1,773,600
  Unproved coal bed methane properties
    excluded from amortization                               1,204,400       4,254,000     4,995,600
                                                    ------------------   -------------   -----------
    Total property and equipment                            14,088,500      19,802,300    22,142,300
  Less accumulated depreciation,
    depletion and amortization                              (6,901,400)     (7,214,800)   (7,584,200)
                                                    -------------------  --------------  ------------
    Net property and equipment                               7,187,100      12,587,500    14,558,100

OTHER ASSETS:
  Notes receivable trade                                     2,950,600              --        36,800
  Notes receivable employees                                        --          48,800        65,000
  Deposits and other                                           768,700         887,300       969,900
                                                    ------------------   -------------   -----------
    Total other assets                                       3,719,300         936,100     1,071,700
                                                    -------------------  --------------  ------------
  Total assets                                      $       23,929,700   $  28,190,600   $30,537,900
                                                    ===================  ==============  ============


        The accompanying notes are an integral part of these statements.


                                U.S. ENERGY CORP. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                               LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   December 31,       December 31,      May 31,
                                                       2003               2002           2002
                                                -------------------  --------------  -------------
                                                                  (Restated, Note A)(Restated, Note A)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $          977,500   $   1,592,800   $    758,600
  Prepaid drilling costs                                        --         134,400        242,100
  Current portion of long-term debt                        932,200         317,200        205,700
  Line of credit                                                --              --        200,000
                                                -------------------  --------------  -------------
    Total current liabilities                            1,909,700       2,044,400      1,406,400

LONG-TERM DEBT                                           1,317,600       2,820,600      2,353,300

ASSET RETIREMENT OBLIGATIONS                             7,264,700       8,906,800      8,906,800

OTHER ACCRUED LIABILITIES                                2,158,600       2,319,900      2,544,200

DEFERRED GAIN ON SALE OF ASSET                           1,295,700              --             --

MINORITY INTERESTS                                         496,000         587,400        575,300

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,  $.01 par value
  465,880, 500,788 and 500,788 shares issued,
  forfeitable until earned                               2,726,600       3,009,900      3,009,900

PREFERRED STOCK,
  $.01 par value; 100,000 shares authorized
  No shares issued or outstanding;                              --              --             --

SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; unlimited shares
    authorized; 12,824,698, 11,826,396,
    and 11,720,818 shares issued respectively              128,200         118,300        117,200
  Additional paid-in capital                            52,961,200      48,877,100     48,278,500
  Accumulated deficit                                  (43,073,000)    (37,262,900)   (33,422,800)
  Treasury stock at cost, 966,306,
    959,725 and 959,725 shares respectively             (2,765,100)     (2,740,400)    (2,740,400)
  Unallocated ESOP contribution                           (490,500)       (490,500)      (490,500)
                                                -------------------  --------------  -------------
    Total shareholders' equity                           6,760,800       8,501,600     11,742,000
                                                -------------------  --------------  -------------
  Total liabilities and shareholders' equity    $       23,929,700   $  28,190,600   $ 30,537,900
                                                ===================  ==============  =============


        The accompanying notes are an integral part of these statements.


                            U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Year ended Seven months ended
                                    December 31,    December 31,      Year Ended May 31,
                                    ------------    ------------  --------------------------

                                        2003            2002          2002          2001
                                    ------------    ------------  ------------  ------------
OPERATING REVENUES:
  Real estate operations            $   334,300     $   394,500   $ 1,276,200   $ 1,482,200
  Gas sales                             287,400         119,400            --            --
  Mineral sales                              --              --            --       334,300
  Mineral royalties                          --              --            --       108,500
  Management fees                       215,600         159,100       208,200       597,800
                                    -----------     -----------   -----------   -----------
                                        837,300         673,000     1,484,400     2,522,800

OPERATING COSTS AND EXPENSES:
  Real estate operations                302,900         189,700     1,348,400     2,394,300
  Gas operations                        313,100         355,200            --            --
  Mineral holding costs               1,461,700         737,200     1,707,800     3,369,300
  General and administrative          5,997,500       2,915,800     3,946,800     4,051,500
  Impairment of goodwill                     --              --     1,622,700            --
  Abandonment of mining equipment            --              --            --       123,800
  Other                                      --              --        80,900            --
  Provision for doubtful accounts            --              --       171,200            --
                                    -----------     -----------   -----------   ------------
                                      8,075,200       4,197,900     8,877,800     9,938,900
                                    ------------    ------------  ------------  ------------

OPERATING LOSS:                      (7,237,900)     (3,524,900)   (7,393,400)   (7,416,100)

OTHER INCOME & EXPENSES:
  Gain on sales of assets               198,200        (342,600)      812,700     1,163,600
  Gain on sale of investment            (32,400)       (207,800)           --            --
  Litigation settlements, net                --              --            --     7,132,800
  Interest income                       560,300         524,500       852,100       699,700
  Interest expense                     (799,100)       (361,200)     (345,300)     (265,300)
                                    -----------     -----------   -----------   -----------
                                        (73,000)       (387,100)    1,319,500     8,730,800
                                    ------------    ------------  ------------  ------------

(LOSS) INCOME BEFORE MINORITY
  INTEREST PROVISION FOR
  INCOME TAXES, DISCONTINUED
  OPERATIONS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:       (7,310,900)     (3,912,000)   (6,073,900)    1,314,700

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES             235,100          54,800        39,500       220,100
                                    ------------    ------------  ------------  ------------

(LOSS) INCOME BEFORE PROVISION
  FOR INCOME TAXES DISCONTINUED
  OPERATIONS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE        (7,075,800)     (3,857,200)   (6,034,400)    1,534,800

PROVISION FOR INCOME TAXES                   --              --            --            --
                                    ------------    ------------  ------------  ------------

(continued)


        The accompanying notes are an integral part of these statements.


                            U.S. ENERGY CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Year ended  Seven months ended
                                     December 31,    December 31,     Year Ended May 31,
                                     ------------    ------------  -------------------------

                                         2003           2002          2002         2001
                                     ------------    ------------  ------------  -----------

NET (LOSS) INCOME FROM
  CONTINUING OPERATIONS               (7,075,800)     (3,857,200)   (6,034,400)   1,534,800

DISCONTINUED OPERATIONS,
  NET OF TAX                            (349,900)         17,100      (146,700)     386,400

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                    1,615,600              --            --           --
                                     ------------    ------------  ------------  -----------

NET (LOSS) INCOME:                    (5,810,100)     (3,840,100)   (6,181,100)   1,921,200

PREFERRED STOCK DIVIDENDS            $        --     $        --   $   (86,500)  $ (150,000)
                                     ------------    ------------  ------------  -----------

NET (LOSS) INCOME AVAILABLE
  TO COMMON SHAREHOLDERS             $(5,810,100)    $(3,840,100)  $(6,267,600)  $1,771,200
                                     ============    ============  ============  ===========

NET (LOSS) INCOME PER SHARE BASIC
  CONTINUED OPERATIONS                     (0.63)          (0.36)        (0.65)        0.20
  DISCONTINUED OPERATIONS                  (0.03)             --         (0.01)        0.05
  PREFERRED DIVIDENDS                         --              --         (0.01)       (0.02)
  EFFECT OF ACCOUNTING
    ACCOUNTING CHANGE                       0.14              --            --           --
                                     ------------    ------------  ------------  -----------
                                     $     (0.52)    $     (0.36)  $     (0.67)  $     0.23
                                     ============    ============  ============  ===========

NET (LOSS) INCOME PER SHARE DILUTED
  CONTINUED OPERATIONS                     (0.63)          (0.36)        (0.65)        0.18
  DISCONTINUED OPERATIONS                  (0.03)             --         (0.01)        0.05
  PREFERRED DIVIDENDS                         --              --         (0.01)       (0.02)
  EFFECT OF ACCOUNTING
    ACCOUNTING CHANGE                       0.14              --            --           --
                                     ------------    ------------  ------------  -----------
                                     $     (0.52)    $     (0.36)  $     (0.67)  $     0.21
                                     ============    ============  ============  ===========

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                  11,180,975      10,770,658     9,299,359    7,826,001
                                     ============    ============  ============  ===========

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                  11,180,975      10,770,658     9,299,359    8,487,680
                                     ============    ============  ============  ===========


        The accompanying notes are an integral part of these statements.


                                                U.S. ENERGY & AFFILIATES

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (RESTATED, NOTE A)

                                    Additional                                         Unallocated           Total
                       Common Stock                     Paid-In           Accumulated           Treasury Stock
                                                                                               ---------------
                                              ESOP           Shareholders'

                                   Shares    Amount     Capital       Deficit     Shares      Amount      Contribution
                                  ---------  -------  -----------  -------------  -------  ------------  --------------
Balance June 1, 2000
   as previously presented        8,763,155  $87,700  $37,797,700  $(30,071,200)  944,725  $(2,639,900)  $    (490,500)

Adjustment for deferred taxes
   See note A                            --       --           --     1,144,800        --           --              --
                                  ---------  -------  -----------  -------------  -------  ------------  --------------
Balance June 1, 2000
   as restated                    8,763,155   87,700   37,797,700   (28,926,400)  944,725   (2,639,900)       (490,500)

Funding of ESOP                      53,837      500      287,500            --        --           --              --
Issuance of common stock
   to outside directors               8,532      100       19,100            --        --           --              --
Issuance of common stock
   for services rendered             15,000      200       70,400            --        --           --              --

Forfeitable shares earned            29,820      300      193,900            --        --           --              --
Treasury stock from payment
   on balance of note receivable         --       --           --            --     5,000      (20,600)             --
Sale of Ruby Mining                      --       --       25,800            --        --           --              --
Issuance of common stock
   from employee options            118,703    1,200      287,200            --        --           --              --
Net income                               --       --           --     1,771,200        --           --              --
                                  ---------  -------  -----------  -----------   -------  -----------   --------------
Balance May 31, 2001              8,989,047  $90,000  $38,681,600  $(27,155,200)  949,725  $(2,660,500)  $    (490,500)
                                  =========  =======  ===========  =============  =======  ============  ==============

                                    Equity
                                  -----------
Balance June 1, 2000
   as previously presented        $4,683,800

Adjustment for deferred taxes
   See note a                      1,144,800
                                  -----------
Balance June 1, 2000
   as restated                     5,828,600

Funding of ESOP                      288,000
Issuance of common stock
   to outside directors               19,200
Issuance of common stock
   for services rendered              70,600

Forfeitable shares earned            194,200
Treasury stock from payment
   on balance of note receivable     (20,600)
Sale of Ruby Mining                   25,800
Issuance of common stock
   from employee options             288,400
Net income                         1,771,200
                                  ----------
Balance May 31, 2001              $8,465,400
                                  ===========

Total Shareholders' Equity at May 31, 2001 does not include 433,788 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


        The accompanying notes are an integral part of this statement.


                                                   U.S. ENERGY & AFFILIATES

                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (RESTATED, NOTE A)
                                                          (CONTINUED)
                                       Additional                                         Unallocated           Total
             Common Stock                     Paid-In           Accumulated           Treasury Stock                     ESOP
                                                                                     ---------------
                                                           Shareholders'

                                        Shares     Amount     Capital       Deficit     Shares      Amount      Contribution
                                      ----------  --------  -----------  -------------  -------  ------------  --------------
Balance May 31, 2001                   8,989,047  $ 90,000  $38,681,600  $(27,155,200)  949,725  $(2,660,500)  $    (490,500)

Funding of ESOP                           70,075       700      236,200            --        --           --              --
Issuance of common stock
   to outside directors                    3,429        --       14,400            --        --           --              --
Issuance of common stock
   for services rendered                  45,000       500      147,600            --        --           --              --
Issuance of common stock
   warrants for services rendered             --        --      592,900            --        --           --              --
Treasury stock from payment
   on balance of note receivable              --        --           --            --    10,000      (79,900)             --
Issuance of common stock
   in exchange for preferred stock       513,140     5,100    1,846,400            --        --           --              --
Issuance of common stock
   in exchange for subsidiary stock      912,233     9,100    3,566,900            --        --           --              --
Issuance of common stock
   to purchase property                   61,760       600      246,200            --        --           --              --
Issuance of common stock
   through private placement             871,592     8,700    2,341,800            --        --           --              --
Issuance of common stock
   for exercised stock warrants            1,205        --        4,500            --        --           --              --
Issuance of common stock
   from employee options (1)             253,337     2,500      600,000            --        --           --              --
Net loss                                      --        --           --    (6,267,600)       --           --              --
                                      ----------  --------  -----------  ------------   ------  ------------   --------------
Balance May 31, 2002(2)               11,720,818  $117,200  $48,278,500  $(33,422,800)  959,725  $(2,740,400)  $    (490,500)
                                      ==========  ========  ===========  =============  =======  ============  ==============

                                         Equity
                                      ------------
Balance May 31, 2001                  $ 8,465,400

Funding of ESOP                           236,900
Issuance of common stock
   to outside directors                    14,400
Issuance of common stock
   for services rendered                  148,100
Issuance of common stock
   warrants for services rendered         592,900
Treasury stock from payment
   on balance of note receivable          (79,900)
Issuance of common stock
   in exchange for preferred stock      1,851,500
Issuance of common stock
   in exchange for subsidiary stock     3,576,000
Issuance of common stock
   to purchase property                   246,800
Issuance of common stock
   through private placement            2,350,500
Issuance of common stock
   for exercised stock warrants             4,500
Issuance of common stock
   from employee options (1)              602,500
Net loss                               (6,267,600)
                                      ------------
Balance May 31, 2002(2)               $11,742,000
                                      ============

(1)Net  of  15,285  shares  surrendered  by  employees  for  the  exercise  of  268,622  employee  stock  options.

(2)Total Shareholders' Equity at May 31, 2002 does not include 500,788 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.


        The accompanying notes are an integral part of this statement.


                                                U.S. ENERGY & AFFILIATES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                    (RESTATED, NOTE A)
                                                       (CONTINUED)

                                     Additional                                         Unallocated           Total
                       Common Stock                     Paid-In           Accumulated           Treasury Stock
                                                                                               ---------------
                                              ESOP           Shareholders'

                                  Shares     Amount     Capital        Deficit     Shares      Amount      Contribution
                                ----------  --------  ------------  -------------  -------  ------------  --------------
Balance May 31, 2002            11,720,818  $117,200  $48,278,500   $(33,422,800)  959,725  $(2,740,400)  $    (490,500)

Funding of ESOP                     43,867       400      134,700             --        --           --              --
Issuance of common stock
   to outside consultants           15,000       200       60,700             --        --           --              --
Issuance of common stock
   warrants                             --        --      325,900             --        --           --              --
Issuance of common stock
   for settlement of law suit       20,000       200       77,600             --        --           --              --
Issuance of common stock
   from employee options (1)        26,711       300         (300)            --        --           --              --

Net loss                                --        --           --     (3,840,100)       --           --              --
                                ----------  --------  -----------   ------------   -------  -----------   --------------
Balance December 31, 2002(2)    11,826,396  $118,300  $48,877,100   $(37,262,900)  959,725  $(2,740,400)  $    (490,500)
                                ==========  ========  ============  =============  =======  ============  ==============

                                   Equity
                                ------------
Balance May 31, 2002            $11,742,000

Funding of ESOP                     135,100
Issuance of common stock
   to outside consultants            60,900
Issuance of common stock
   warrants                         325,900
Issuance of common stock
   for settlement of law suit        77,800
Issuance of common stock
   from employee options (1)             --

Net loss                         (3,840,100)
                                ------------
Balance December 31, 2002(2)    $ 8,501,600
                                ============

(1)Net  of  44,456  shares  surrendered  by  employees  for  the  exercise  of  71,167  employee  stock  options.


(2)Total  Shareholders'  Equity at December 31, 2002 does not include 500,788 shares currently issued but forfeitable if certain  conditions  are  not  met  by  the
recipients.  "Basic  and  Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by  majority-owned  subsidiaries,
which,  in  consolidation,  are  treated  as  treasury  shares.


        The accompanying notes are an integral part of this statement.


                                                  U.S. ENERGY & AFFILIATES

                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (RESTATED, NOTE A)
                                                         (CONTINUED)
                                       Additional                                         Unallocated           Total
             Common Stock                     Paid-In           Accumulated           Treasury Stock                     ESOP
                                                                                     ---------------
                                                           Shareholders'

                                       Shares     Amount     Capital       Deficit     Shares      Amount      Contribution
                                     ----------  --------  -----------  -------------  -------  ------------  --------------
Balance December 31, 2002            11,826,396  $118,300  $48,877,100  $(37,262,900)  959,725  $(2,740,400)  $    (490,500)

Funding of ESOP                          76,294       700      235,700            --        --           --              --
Issuance of common stock
   to outside directors                   3,891        --       14,400            --        --           --              --
Issuance of common stock
   by release of forfeitable stock       78,286       800      434,400            --        --           --              --
Issuance of common stock
   from stock warrants                  131,596     1,300      465,300            --        --           --              --
Issuance of common stock
   in stock compensation plan           100,000     1,000      309,000            --        --           --              --
Treasury stock from sale
   of subsidiary                             --        --           --            --     1,581       (4,200)             --
Treasury stock from payment
   on balance of note receivable             --        --           --            --     5,000      (20,500)             --
Issuance of common stock
   to outside consultants               121,705     1,200      581,600            --        --           --              --
Issuance of common stock
   warrants to outside consultants           --        --      886,300            --        --           --              --
Issuance of common stock
   for settlement of lawsuit             10,000       100       49,900            --        --           --              --
Issuance of common stock
   in payment of debt                   211,109     2,100      497,900            --        --           --              --
Issuance of common stock
   from employee options (1)            265,421     2,700      609,600            --        --           --              --
Net loss                                     --        --           --    (5,810,100)       --           --              --
                                     ----------  --------  -----------  ------------   -------  -----------   --------------
Balance December 31, 2003(2)         12,824,698  $128,200  $52,961,200  $(43,073,000)  966,306  $(2,765,100)  $    (490,500)
                                     ==========  ========  ===========  =============  =======  ============  ==============

                                        Equity
                                     ------------
Balance December 31, 2002            $ 8,501,600

Funding of ESOP                          236,400
Issuance of common stock
   to outside directors                   14,400
Issuance of common stock
   by release of forfeitable stock       435,200
Issuance of common stock
   from stock warrants                   466,600
Issuance of common stock
   in stock compensation plan            310,000
Treasury stock from sale
   of subsidiary                          (4,200)
Treasury stock from payment
   on balance of note receivable         (20,500)
Issuance of common stock
   to outside consultants                582,800
Issuance of common stock
   warrants to outside consultants       886,300
Issuance of common stock
   for settlement of lawsuit              50,000
Issuance of common stock
   in payment of debt                    500,000
Issuance of common stock
   from employee options (1)             612,300
Net Loss                              (5,810,100)
                                     ------------
Balance December 31, 2003(2)         $ 6,760,800
                                     ============

(1)Net  of  10,200  shares  surrendered  by  employees  for  the  exercise  of  275,621  employee  stock  options.


(2)Total  Shareholders'  Equity  at  December  31,  2003 does not include 465,880 shares currently issued but forfeitable if certain  conditions  are  not  met  by  the
recipients.  "Basic  and  Diluted  Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned  subsidiaries,
which  in  consolidation,  are  treated  as  treasury  shares.


        The accompanying notes are an integral part of this statement.


                                  U.S. ENERGY CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended       Seven Months Ended      Year Ended
                                               December 31,          December 31,          May 31,
                                               ------------          ------------          -------

                                                   2003          2002          2002          2001
                                               ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                            $(5,810,100)  $(3,840,100)  $(6,267,600)  $ 1,771,200
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Minority interest in loss of
        consolidated subsidiaries                 (235,100)      (54,800)      (39,500)     (220,100)
      Depreciation and amortization                554,200       360,100       541,500     1,254,000
      Accretion of asset
        retirement obligations                     366,700            --            --            --
      Amortization of debt discount                537,700       211,200            --            --
      Impairment of goodwill                            --            --     1,622,700            --
      Impairment of mineral interests                   --            --            --       123,800
      Noncash services                             134,700        31,500       787,700        19,100
      Noncash dividend                                  --            --        11,500            --
      Provision for doubtful accounts                   --            --       171,200            --
      Deferred income                                   --            --            --    (4,000,000)
      (Gain) loss on sale of assets               (199,300)      342,600      (812,700)   (1,163,600)
      Write off of properties                           --        21,500            --            --
      Cumulative effect
        of accounting change                    (1,615,600)           --            --            --
      Noncash compensation                         893,500       314,800       535,200       501,700
      Lease holding costs                           50,000            --            --            --
      Net changes in assets and liabilities:
        Accounts and notes receivable             (461,500)     (755,600)      799,900     1,241,000
        Other assets                             1,466,000         8,700       (47,500)     (112,700)
        Accounts payable
          and accrued expenses                    (827,200)      609,900      (879,300)     (887,300)
        Prepaid drilling costs                    (134,400)     (107,700)      242,100            --
        Decrease in asset
          retirement obligation                   (393,200)           --            --            --
                                               -----------   -----------   -----------   ------------
NET CASH USED IN
  OPERATING ACTIVITIES                          (5,673,600)   (2,857,900)   (3,334,800)   (1,472,900)


        The accompanying notes are an integral part of these statements.


                                 U.S. ENERGY CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (CONTINUED)
                                                  Year Ended   Seven Months Ended       Year Ended
                                                 December 31,     December 31,            May 31,
                                                 -----------      -----------    -------------------------

                                                    2003             2002           2002          2001
                                                 -----------      -----------    -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration of coalbed methane gas properties    (176,400)        (883,400)      (142,100)   (1,187,800)
  Proceeds from sale of gas interests             2,813,800        1,125,000      1,125,000            --
  Proceeds from sale of property and equipment    1,604,400        1,566,000        752,000     2,608,000
  Net change in restricted investments            3,037,500           66,100       (236,800)     (417,700)
  Purchase of property and equipment                (92,700)        (411,200)       (82,300)     (311,400)
  Net change in investments in affiliates          (222,600)         104,600        406,500       292,400
                                                  ---------        ---------      ---------     ----------
NET CASH PROVIDED
  BY INVESTING ACTIVITIES                         6,964,000        1,567,100      1,822,300       983,500

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          1,078,900               --      2,957,400       288,400
  Proceeds from issuance of stock by subsidiary     650,000               --      1,000,000            --
  Proceeds from third party debt                      2,600          892,800        631,700       619,100
  Net activity from lines of credit                      --         (200,000)      (650,000)      200,000
  Purchase of treasury stock                             --               --             --       (20,600)
  Repayments of third party debt                   (678,100)        (225,300)      (547,800)     (828,400)
                                                 ----------       ----------     ----------   ------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                            1,053,400          467,500      3,391,300       258,500
                                                 -----------      -----------    -----------  ------------

NET INCREASE  (DECREASE) IN
  CASH AND CASH EQUIVALENTS                       2,343,800         (823,300)     1,878,800      (230,900)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                         1,741,000        2,564,300        685,500       916,400
                                                 -----------      -----------    -----------  ------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $4,084,800       $1,741,000     $2,564,300   $   685,500
                                                 ===========      ===========    ===========  ============

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                $       --       $       --     $       --   $        --
                                                 ===========      ===========    ===========  ============

  Interest paid                                  $  799,100       $  361,200     $  345,300   $   265,300
                                                 ===========      ===========    ===========  ============


        The accompanying notes are an integral part of these statements.


                            U.S. ENERGY CORP. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (CONTINUED)

                                              Year Ended  Seven Months Ended     Year Ended
                                             December 31,   December 31,          May 31,
                                             ------------   ------------   ----------------------

                                                 2003          2002           2002        2001
                                               --------      --------      ----------  ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Sale of assets through issuance
    of a note receivable                       $     --      $     --      $  442,200  $1,164,500
                                               ========      ========      ==========  ==========

  Acquisition of assets
    through issuance of debt                   $ 26,300      $     --      $  180,600  $1,631,700
                                               ========      ========      ==========  ==========

  Acquisition of assets
    through issuance of stock                  $     --      $150,000      $   96,800  $        -
                                               ========      ========      ==========  ==========

  Issuance of stock warrants for services      $563,400      $ 26,100      $       --  $       --
                                               ========      ========      ==========  ==========

  Issuance of stock warrants in
    conjunction with notes payable             $     --      $299,800      $  592,900  $       --
                                               ========      ========      ==========  ==========

  Issuance of stock as deferred compensation   $151,900      $     --      $  261,300  $  358,400
                                               ========      ========      ==========  ==========

  Issuance of stock to satisfy debt            $500,000      $     --      $3,568,500  $       --
                                               ========      ========      ==========  ==========

  Issuance of stock to retire preferred stock  $     --      $     --      $1,840,000  $        -
                                               ========      ========      ==========  ==========

  Issuance of stock for retired employees      $435,200      $     --      $        -  $  194,400
                                               ========      ========      ==========  ==========

  Issuance of stock for services               $582,800      $ 60,900      $   14,400  $   70,500
                                               ========      ========      ==========  ==========

  Satisfaction of receivable - affiliate
    with stock in affiliate                    $     --      $     --      $       --  $3,000,000
                                               ========      ========      ==========  ==========

  Satisfaction of receivable - employee
    with stock in company                      $ 20,500      $     --      $   79,900  $       --
                                               ========      ========      ==========  ==========


        The accompanying notes are an integral part of these statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001

A.     BUSINESS  ORGANIZATION  AND  OPERATIONS:

     U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966. U.S. Energy Corp. and subsidiaries (the "Company" or "USE") engages in the acquisition, exploration, holding, sale and/or development of mineral and coalbed methane gas properties, the production of petroleum properties and marketing of minerals and methane gas. Principal mineral interests are in coalbed methane, uranium, gold and molybdenum. The Company's uranium and gold properties are currently all in a shut down status. The Company holds various real and personal properties used in commercial activities. Most of the Company's activities are conducted through subsidiaries and through the joint venture discussed below and in Note D.

     The Company was engaged in the maintenance of two uranium properties, one in southern Utah, and the second in Wyoming known as Sheep Mountain Partners ("SMP"). SMP has been involved in significant litigation (see Note K). Sutter Gold Mining Company ("SGMC"), a Wyoming corporation owned 78.5% by the Company at December 31, 2003, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited
("Plateau"), which owns a nonoperating uranium mill in southeastern Utah. Currently, the mill is nonoperating but has been granted a license to operate subject to certain conditions. Rocky Mountain Gas, Inc. ("RMG") was formed in November 1999 to consolidate all methane gas operations of the Company. The Company owns and controls 90.1% of RMG as of December 31, 2003.

     The Company's Board of Directors changed the Company's year end to December 31 effective December 31, 2002.

     RESTATEMENT  OF  BALANCE  SHEETS  AND  SHAREHOLDERS'  EQUITY
     ------------------------------------------------------------

     The balance sheets at December 31, 2002 and May 31, 2002 and statements of shareholders' equity have been restated to reflect the correction of an overstatement in deferred tax liability of $1,144,800. Accumulated deficit at June 1, 2000 has been decreased by $1,144,800. The liability overstatement occurred prior to any accompanying statements of operations presented; therefore, there was no effect on net earnings for any periods presented in the accompanying financial statements. Therefore, the statements of operations and cash flows for the years ended December 31, 2003, seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001 have not been restated.

     MANAGEMENT'S  PLAN
     ------------------

     The Company has generated significant net losses during recent years and has an accumulated deficit of approximately $43,073,000 at December 31, 2003. The Company has working capital of approximately $3,281,700 at December 31, 2003 and its cash balance has increased from $1,741,000 at December 31, 2002 to $4,084,800 at December 31, 2003. The Company used cash in its operating activities of $5,673,700 and $3,334,800 during the years ended December 31, 2003 and May 31, 2002 and used cash of $2,857,800 during the seven moths ended
December 31, 2002. During the year ended December 31, 2003 and the fiscal year ended May 31, 2002 the Company experienced positive cash flow of $2,343,800 and $1,878,800 respectively. The Company experienced negative cash flow of $823,300 and $230,900, respectively, for the seven months ended December 31, 2002 and the fiscal year ended May 31, 2001.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     The Company has entered into agreements to provide funding for the development of coalbed methane properties (See Note F). After these work commitments are fully funded, the Company does not have sufficient capital available to fund its portion of the anticipated exploration and development activities on its coalbed methane properties. Additionally, the Company's known cash flows through December 31, 2004 from current operations and associated overhead are negative based on current projections. In order to improve liquidity of the Company, management intends to do the following:

     X    Continue  to  reduce  its  mining  activities.

     X Sell raw land in Riverton, Wyoming and Gunnison, Colorado. Management intends to sell this land at its fair market value. The land is not needed for the operations of the Company now or into the future.

     X Seek equity funding or a joint venture partner to place the SGMC property into production or sell the entire property to an industry partner.

     X Raise additional capital through a private placement and a public offering of its subsidiary Rocky Mountain Gas, Inc. The timing of such a public offering will depend on the market prices for methane gas.

     X Reduce overhead expenses and concentrate on its primary business - coalbed methane.

     X    Successfully  resolve  disputes  relating  to SMP assets. (See Note K)

     As a result of these plans, management believes that they will generate sufficient cash flows to meet its cash requirements in calendar 2004, although there is no assurance the plans will be accomplished.

B.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Energx, Ltd ("Energx") (90%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMC (78.5%), Crested Corp. ("Crested") (71.5%), Yellowstone Fuels Corp. ("YSFC") (35.9%) Rocky Mountain Gas ("RMG") (88.5%) and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by U.S. Energy Corp. and Crested, through which the bulk of their operations are conducted.

     Investments in all 20% to 50% owned companies are accounted for using the equity method. Investments of less than 20% are accounted for by the cost method. All material intercompany profits, transactions and balances have been eliminated.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

CASH  EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2003, the Company had approximately 99% of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

     In addition, the Company is due $863,200 from CCBM under a non-recourse promissory note receivable which arose as part of the sale of a portion of RMG's coalbed methane properties to CCBM. The note receivable is fully reserved due to its non-recourse nature with payments received credited against natural gas properties in accordance with the full cost method of accounting.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

          Office  Equipment                   3  to  5  years
          Field Tools and Hand Equipment      5  to  7  years
          Vehicles  and  Trucks               3  to  7  years
          Heavy  Equipment                    7  to  10  years
          Service  Buildings                  20  years
          Corporate Headquarter's Building    45  years

     The Company capitalizes all costs incidental to the acquisition of mineral properties as incurred. Costs are charged to operations if the Company determines that the property is not economical. Mineral exploration costs are expensed as incurred. When it is determined that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs subsequently incurred are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred.

     The Company has acquired substantial mining properties and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these properties are owned by various ventures in which the Company is either a partner or venturer. (See Note F).

     OIL  AND  GAS  PROPERTIES

     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

     All capitalized costs of oil and gas properties subject to amortization and the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

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

     During the fiscal year ended May 31, 2002, the Company recorded a $1,622,700 impairment of goodwill that arose as part of the purchase of an additional 1,105,499 shares of RMG common stock. These shares of stock were purchased by issuing 910,320 shares of the Company's common stock pursuant to conversion rights granted RMG private placement investors.

     During fiscal 2001, the Company recorded an impairment on its mineral properties of $123,800 in YSFC. As of December 31, 2003, management believes no further impairment is necessary and that the fair market of remaining assets exceeds the carrying value. See Note F for further discussion.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The recorded amounts for short-term and long-term debt, approximate fair market value due to the variable nature of the interest rates on the short term debt, and the fact that interest rates remain generally unchanged from issuance of the long term debt.

REVENUE  RECOGNITION

     Revenues from real estate operations are from the rental of office space in office buildings in Riverton, Wyoming. Airport operations consist of the sale of aviation fuel, repair and maintenance of aircraft and rental of hanger space. All these revenues are reported on a gross revenue basis and are recorded at the time the service is provided.

     The Company, through its subsidiary, RMG, utilizes the entitlements method of accounting for natural gas revenues whereby revenues are recognized as the Company's share of the gas is produced and delivered to a purchaser based upon its working interest in the properties. The Company will record a receivable (payable) to the extent that it receives less (more) than its proportionate share of the gas revenues.

     Revenues from mineral sales consist of the sale of uranium to a delivery contract and the sale of that contract to a third party supplier. The sale of uranium is reported on a net basis. The Company has not produced any uranium from its properties during the period covered by the enclosed financial statements and during the year ended May 31, 2001 purchased all uranium delivered under its supply contracts from the open market as all the Company's uranium operations are shut down.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

STOCK  BASED  COMPENSATION

     SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS
123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted using the Black-Scholes pricing model and the following weighted average assumptions:



                       Year Ended  Seven Months ended
                      December  31,    December  31,  Year  ended  May  31,
                      -------------    -------------  ---------------------

                           2003           2002         2002        2001
                          ------        ------       ------       -----
Risk-free interest rate    5.61%           4.4%         5.6%       4.29%
Expected lives (years)        7            8.5           10          10
Expected volatility       58.95%         50.38%       62.65%      73.1%
Expected dividend yield      --             --           --          --

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

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net (loss) income and pro forma net loss per common share would have been reported as follows:



                                           Year  Ended  Seven  Months  Ended

                                           December 31,    December 31,        Year Ended May 31,
                                                                          -----------------------------
                                               2003            2002            2002            2001
                                          --------------  --------------  ---------------  ------------
Net (loss) income to common shareholders
as reported                               $  (5,810,100)  $  (3,840,100)  $   (6,267,600)  $ 1,771,200
Deduct: Total stock based employee
  expense determined under fair
  value based method                           (652,900)     (1,410,850)      (3,079,700)   (2,746,600)
                                          --------------  --------------  ---------------  ------------
Pro forma net loss                        $  (6,463,000)  $  (5,250,950)  $   (9,347,300)  $  (975,400)
                                          ==============  ==============  ===============  ============

As reported, Basic                        $        (.52)  $        (.36)  $         (.67)  $       .23
As reported, Diluted                      $        (.52)  $        (.36)  $         (.67)  $       .21
Pro forma, Basic                          $        (.58)  $        (.49)  $        (1.01)  $      (.12)
Pro forma, Diluted                        $        (.58)  $        (.49)  $        (1.01)  $      (.12)

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note B, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

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

NET  (LOSS)  INCOME  PER  SHARE

     The Company reports net (loss) income per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they were antidilutive, totaled 3,790,370, 4,910,900, 3,999,468 and 3,316,011 at
December  31,  2003  and  2002  and  May  31,  2002  and  2001,  respectively.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     SFAS 143 Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The statement further requires that the Company review the liability each quarter and determine if a change is estimate is required as well as accrete the total liability on a quarterly basis for the future liability.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for these properties.

     The following is a reconciliation of the total liability for asset retirement obligations

     Balance  December  31,  2002                 $     8,906,800
     Impact  of  adoption  of  SFAS  No.  143          (1,615,600)
     Addition  to  Liability                               -0-
     Liability  Settled                                  (393,200)
     Accretion  Expense                                   366,700
                                                  ---------------
Balance  December  31,  2003                      $     7,264,700
                                                  ===============

     The  following  table  shows the Company's net income (loss) and net income
(loss) per share on a pro forma basis as if the provisions of SFAS No. 143 had been applied retroactively in all periods presented.



                                                        Seven  Month
                                         Year  ended       ended
                                         December 31,    December 31,           Year ended
                                             2003            2002           2002         2001
                                        --------------  --------------  ------------  -----------
NET INCOME (LOSS):
  Reported net income (loss)
    from continuing operations          $  (7,075,800)  $  (3,857,200)  $(6,034,400)  $1,534,800
  Pro-forma adjustments
    net of tax                                     --        (200,000)     (333,000)    (317,000)
                                        --------------  --------------  ------------  -----------
  Pro-forma net income (loss)           $  (7,075,800)  $  (4,057,200)  $(6,367,400)  $1,217,800
                                        ==============  ==============  ============  ===========

PER SHARE OF COMMON STOCK:
  Reported net income (loss) basic
    from continuing operations          $       (0.63)  $       (0.36)  $     (0.65)  $     0.20
  Pro-forma adjustments
    net of tax                                     --           (0.02)        (0.03)       (0.04)
                                        --------------  --------------  ------------  -----------
  Pro-forma net income (loss) basis     $       (0.63)  $       (0.38)  $     (0.68)  $     0.16
                                        ==============  ==============  ============  ===========

  Reported net income (loss) diluted    $       (0.63)  $       (0.36)  $     (0.65)  $     0.18
  Pro-forma adjustments                            --           (0.02)        (0.03)       (0.04)
                                        --------------  --------------  ------------  -----------
  Pro-forma net income (loss) diluted   $       (0.63)  $       (0.38)  $     (0.68)  $     0.14
                                        --------------  ==============  ============  ===========

     Computed on a pro-forma basis, the provisions of SFAS No. 143 would have been $7,291,200, $7,091,200, $6,758,200 and $6,441,200 at December 31, 2002, May
31,  2002  and  2001  and  June  1,  2000,  respectively.

     The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

C.     RELATED-PARTY  TRANSACTIONS:

     The Company provides management and administrative services for affiliates under the terms of various management agreements. Revenues from services provided by the Company to unconsolidated affiliates were $33,400 during the year ended December 31, 2003, $55,900 during the seven months ended December 31, 2002, and $78,800 and $132,500 for the years ended May 31, 2002 and 2001, respectively. The Company has $96,800 of receivables from unconsolidated subsidiaries as of December 31, 2003.

D.     USECC  JOINT  VENTURE:

     The Company operates the Glen L. Larsen office complex; holds interests in various mineral operations; conducts oil and gas operations; and transacts all operating and payroll expenses through a joint venture with Crested, the USECC joint venture.

E.     INVESTMENTS  IN  AND  ADVANCES  TO  AFFILIATES:

     The Company's restricted investments secure various decommissioning, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of December 31, 2003, December 31, 2002 and May 31, 2002, the cost of debt securities was a reasonable approximation of fair market value. These investments are classified as held-to-maturity under SFAS 115 and are measured at amortized cost.

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

     As a result of sustained depressed uranium prices, the GMMV properties were maintained on a shut down basis. During fiscal 2000, certain differences arose in the GMMV and Kennecott sued the Company and USE. On September 11, 2000, the parties settled all disputes and Kennecott paid the Company and USE $3.25 million and assumed reclamation liability for the Sweetwater Mill, Jackpot and Big Eagle Mine properties. (Note K.)

SMP

     During fiscal 1989, USE and Crested, through USECC, entered into an agreement to sell a 50% interest in their Sheep Mountain properties to a subsidiary of Nukem Inc., CRIC. USECC and CRIC immediately contributed their 50% interests in the properties to a newly-formed partnership, SMP. SMP was established to further develop and mine the uranium claims on Sheep Mountain, acquire uranium supply contracts and market uranium. Certain disputes arose among USECC, CRIC and its parent Nukem, Inc. over the operation of SMP. These disputes have been in litigation/arbitration for the past thirteen years. See Note K for the status of the related litigation/arbitration.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     Due to the litigation and arbitration proceedings involving SMP, the Company has expensed all of its costs related to SMP and has no carrying value of its investment in SMP at December 31, 2003, December 31, 2002 and May 31, 2002. (see Note K).

PHELPS  DODGE

     During prior years, the Company conveyed interests in mining claims to AMAX Inc. ("AMAX") in exchange for cash, royalties, and other consideration. AMAX merged with Cyprus Minerals ("Cyprus Amax") which was purchased by Phelps Dodge Mining Company ("Phelps Dodge") in December of 1999. The properties have not been placed into production as of December 31, 2003.

     Amax and later Cyprus Amax paid the Company an annual advance royalty of 50,000 pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation and made its first advance royalty payment to USE during the first quarter of 2001. Phelps Dodge is entitled to a partial credit against future royalties for any advance royalty payments made, but such royalties are not refundable if the properties are not placed into production. The Company recognized $60,300 of revenue from the advance royalty payments during the year ended May 31, 2001. If Phelps Dodge formally decides to place the properties into production, it is obligated to pay $2,000,000 to the Company.

     Per the contract with AMAX, the Company is to receive 15% of the first $25,000,000, or $3,750,000, if the properties are sold, which the Company believes occurred when Phelps Dodge purchased Cyprus Amax. Phelps Dodge filed suit against the Company on June 19, 2002 regarding these matters (See Note K).

SUTTER  GOLD  MINING  COMPANY

     Sutter Gold Mining Company ("SGMC") was established in 1990 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

     SGMC has not generated any significant revenue and has no assurance of future revenue. All acquisition and mine development costs since inception were capitalized. Due to the decline in the spot price for gold and the lack of adequate financing, SGMC has put the property on a shut down status and has impaired the associated assets.

     During fiscal 2000, a visitor's center was developed and became operational. Management has leased the visitor's center to partially cover stand-by costs of the property. At December 31, 2003, the spot market price for gold had attained levels management believe that will allow SGMC to produce gold from the property on an economic basis. This conclusion is based on engineering analysis completed on the property. Management of SGMC is therefore pursuing the equity capital market and non-affiliated industry partners to obtain sufficient capital to complete the development of the mine, construct a mill and place the property into production. (See Note P).

PLATEAU  RESOURCES  LIMITED

     During fiscal 1994, USE entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited ("Plateau"), a Utah corporation. Plateau owns a uranium processing mill and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. USE paid nominal cash consideration for

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2003, Plateau had a cash security in the amount of $6.8 million to cover reclamation and annual licensing of the properties (see Note K).

     The Company is currently evaluating the best utilization of Plateau's assets. Evaluations are ongoing to determine when, or if, the mine and mill properties should be placed into production. The primary factor in these evaluations relates to uranium market prices.

     Due to uranium market conditions in 2002, Plateau decided to change the license status from operational back to reclamation and filed a new reclamation plan. The Nuclear Regulatory Commission (NRC) reviewed the revised reclamation and decommissioning plan and agreed to a $6.1 million reclamation plan. Therefore, Plateau received about $2.9 Million of excess reclamation bond funds on the Shootaring Canyon Uranium Mill. During the year ended December 31, 2003, management of Plateau determined that the mine and mill properties should be reclaimed.

     On August 1, 2003, the Company sold all of the stock of Canyon Resources as a result of Plateau entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. ("Canyon") to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,370,000. Of that amount, $349,300 was paid in cash at closing and the balance of $3,120,700 is to be paid under the terms of a promissory note.

     The sale did not qualify for gain recognition under the full accrual method. A gain of $1,295,700 was deferred and reported in the consolidated balance sheet at December 31, 2003. The sale will be recognized by the installment method as cash payments are received from the purchaser. An installment note receivable of $2,988,000 at December 31, 2003 will be reduced as payments are received.

     Pursuant to the promissory note, the Company is to receive $5,000 per month for the months of November 2003 to March 2004 and $10,000 for the months of November 2004 to March 2005 and $24,000 per month for the months of April to October 2004 and $24,000 per month on a monthly basis after March of 2005 from The Cactus Group until August of 2008, at which time, a balloon payment of $2.8 million is due. The note is secured with all the assets of The Cactus Group and Canyon along with personal guarantees by the six principals of The Cactus Group. As additional consideration for the sale, the Company will also receive the first $210,000 in gross proceeds from the sale of either single family or mobile home lots in Ticaboo.

ROCKY  MOUNTAIN  GAS,  INC.

     During fiscal 2000, the Company organized Rocky Mountain Gas, Inc. ("RMG") to enter into the coalbed methane gas/natural gas business. RMG is engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties. At December 31, 2003, RMG is owned 90.1% by the Company.

     On January 3, 2000, RMG entered into an agreement with Quantum Energy, L.L.C. (Quantum formed a subsidiary "Quaneco" to conduct its business with RMG) to purchase a 50% working interest and 40% net revenue interest in approximately 185,000 acres of unproven leasehold interests in the Powder River Basin of southeastern Montana.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     RMG also acquired a 100% working interest (82% revenue interest) in 65,247 net mineral acres in southwest Wyoming during the year ended May 31, 2000.

CCBM
----

     On July 10, 2001, RMG completed a sale of gas properties to CCBM, Inc., a Delaware corporation, which is wholly-owned by Carrizo Oil & Gas, Inc., Houston, Texas (NMS "CRZO"). The agreement between CCBM and RMG is to finance the further development of coalbed methane acreage currently owned by RMG in Montana and Wyoming, and to acquire and develop more acreage in Wyoming and the Powder River Basin of Montana.

     RMG is the designated operator under a Joint Operating Agreement ("JOA") between RMG and CCBM., which will govern all operations on the properties subject to a Purchase and Sale Agreement between RMG and CCBM, subject to pre-existing JOA's with other entities, and operations or properties in the area of mutual interest ("AMI"). CCBM has the right to participate in other properties RMG may acquire under the area of mutual interest ("AMI").

     RMG assigned CCBM an undivided 50% interest in all of RMG's existing coalbed methane properties (with the exception of Castle Rock of which only a 6.25% working interest was assigned) for a sales price of $7,500,000 in the form of a non-recourse promissory note payable in principal amounts of $125,000 per month plus interest at an annual rate of 8% over 41 months (starting July 31, 2001) with a balloon payment due on the forty-second month. This note is accounted for on a cash basis because it is non-recourse with its principle payments reducing the natural gas properties in accordance with the full cost method of accounting. The balance due under the note at December 31, 2003 is $863,200. (See Pinnacle below) Interest income of $232,100, $269,700 and $505,000 was recognized for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively. These properties sold to CCBM consisted of the Kirby, Oyster Ridge, Clearmont, Sussex, Finley, Baggs North, and Gillette North properties. CCBM's 50% undivided interest is pledged back to RMG to collateralize the promissory note.

     To start development, and as part of the consideration for the acquisition, CCBM agreed to pay $5,000,000 to drill and complete from 30 to 60 wells on the coalbed properties. RMG is "carried" for its 50% interest in these wells, and will not be required to pay any of such costs. After the initial $5,000,000 has been spent, RMG and CCBM each will pay for their 50% share of costs in subsequent wells, and also will pay for their 50% share of operating costs for the wells drilled and completed in this drilling program. Without CCBM's consent, none of the drilling funds can be used for operations associated with water disposal wells, gas compression beyond 100 PSIG, or for facilities downstream of compression beyond 100 PSIG. CCBM will earn a 50% working interest in each well location (80 acres) and gas production therefrom, regardless of the status of payments on the promissory note. The balance under the work commitment at December 31, 2003 was $305,100. In 2003, a portion of these interests were exchanged for common stock of Pinnacle Gas Resources. (See Pinnacle below).

Bobcat
------

     On April 12, 2002, RMG signed an agreement to purchase working interests in approximately 1,940 gross acres of coalbed methane properties in the Powder River Basin of Wyoming. The contract closed on June 4, 2002. RMG paid the seller $500,000 cash and another $150,000 by having USE issue 37,500 shares of its restricted common stock to the seller; CCBM paid $500,000 cash to the seller and CRZO issued its

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

restricted shares of common stock valued at $150,000. The properties are located approximately 25 miles north of Gillette, in Campbell County, Wyoming. In 2003 these interests were exchanged for common stock of Pinnacle Gas Resources. (See Pinnacle below).

Pinnacle
--------

     On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM, and the seven affiliates of Credit Suisse First Boston Private Equity ("CSFB Parties"). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG's books at a cost of $922,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). The CSFB Parties contributed $5.0 million for 25% of the common stock in Pinnacle.

     CSFB Parties also contributed approximately $13 million of cash to Pinnacle in return for the Redeemable Preferred Stock of Pinnacle ("Pinnacle Preferred Stock"), 25% of the Pinnacle Common Stock as of the closing date and warrants to purchase Pinnacle Common Stock ("Pinnacle Warrants"). The CSFB Parties also agreed to contribute additional cash, under certain circumstances, of up to approximately $11.8 million to Pinnacle to fund future drilling, development and acquisitions. The CSFB Parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle Common Stock and Pinnacle Preferred Stock.

     Currently, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Options, the CSFB Parties, RMG and CCBM would have ownership interest of approximately 46.2%, 26.9% and 26.9%, respectively. On a fully-diluted basis, assuming the additional $11.8 million of cash was contributed by the CSFB Parties and all Pinnacle Warrants and Pinnacle Options were exercised by all parties, the CSFB Parties would own 54.6% of Pinnacle and RMG and CCBM would each own 22.7% of Pinnacle.

     Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. CCBM was also given a credit of $1,250,000 against the note payable pursuant to the original Purchase and Sale Agreement which allowed CCBM to recover $1,250,000 from 20% of RMG's net revenue interest from any production from the properties contributed to Pinnacle. After these payments and credits, there was a balance of approximate $1.2 million remaining on the obligation from CCBM to RMG at December 31, 2003, the balance on the note receivable for CCBM was $863,200. The principal reductions to the note receivable from CCBM are accounted for on a cash basis because it is non-recourse.

     Pinnacle is a private corporation. Only such information about Pinnacle as its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements between Pinnacle, RMG, and the other parties to the June 2003 transaction.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

OIL  AND  GAS  PROPERTIES  AND  EQUIPMENT  INCLUDED  THE  FOLLOWING:
--------------------------------------------------------------------

                                            December  31,                  May  31,
                                     --------------------------  --------------------------

                                         2003          2002          2002          2001
                                     ------------  ------------  ------------  ------------
Oil and gas properties:
Subject to amortization              $ 1,773,600   $ 1,773,600   $ 1,773,600   $ 1,773,600
Acquired in calendar 2003                     --            --            --            --
Acquired in calendar 2002                650,000       650,000            --            --
                                     ------------  ------------  ------------  ------------
                                       2,423,600     2,423,600     1,773,600     1,773,600
Not subject to amortization:
  Acquired in calendar 2003              265,400            --            --            --
  Acquired in calendar 2002              508,400       508,400            --            --
  Acquired in fiscal 2002                363,900       363,900       363,900            --
  Acquired in fiscal 2001              1,154,500     1,154,500     1,154,500     1,154,500
  Acquired in fiscal 2000              4,727,200     4,727,200     4,727,200     4,727,200
  Less prior year's sales             (2,500,000)   (1,250,000)           --            --
                                     ------------  ------------  ------------  ------------
                                       4,519,400     5,504,000     6,245,600     5,881,700

Sale of gas property interests        (3,815,600)   (1,250,000)   (1,250,000)           --
                                     ------------  ------------  ------------  ------------
                                         703,800     4,254,000     4,995,600     5,881,700
                                     ------------  ------------  ------------  ------------
Total oil and gas properties           3,127,400     6,677,600     6,769,200     7,655,300
Accumulated depreciation, depletion
and amortization                      (1,923,000)   (1,834,100)   (1,773,600)   (1,773,600)
                                     ------------  ------------  ------------  ------------

Net oil and gas properties           $ 1,204,400   $ 4,843,500   $ 4,995,600   $ 5,881,700
                                     ============  ============  ============  ============

     The Company began drilling of its coalbed methane properties during 2001 and acquired producing properties in June of 2002.

     The following sets forth costs incurred for oil and gas property acquisition and development activities, whether capitalized or expensed:



                                          December  31,           May  31,
                                      --------------------  --------------------

                                        2003       2002       2002       2001
                                      --------  ----------  --------  ----------
Acquisition of properties/facilities  $107,100  $  936,200  $192,600  $  870,600
Development                            158,300      97,200    87,400     283,900
                                      --------  ----------  --------  ----------
                                      $265,400  $1,033,400  $280,000  $1,154,500
                                      ========  ==========  ========  ==========

     As of February 27, 2004, the Company had approximately 128,200 net acres for the potential development of coalbed methane ("CBM") natural gas production in Wyoming and Montana with a cost basis of $1,204,400. These properties were mostly acquired in 2000 and drilling projects on these properties are in the early stage of evaluation and thus no reserves are recorded at year end associated with these properties.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     The results from operations of oil and gas activities for the year ended December 31, 2003 and the seven months ended December 31, 2002 are as follows:


                                                   Year  Ended       Seven Months Ended

                                                December 31, 2003    December 31, 2002
                                               -------------------  -------------------
Sales to third parties                         $          287,400   $          119,400
Production costs                                         (224,200)            (355,200)
Depreciation, depletion and amortization                  (88,900)             (65,200)
                                               -------------------  -------------------
  Loss from oil and gas production activities  $          (25,700)  $         (301,000)
                                               ===================  ===================

     Depreciation, depletion and amortization was $1.09 and $1.14 per equivalent mcf of production for the year ended December 31, 2003 and the seven months ended December 31, 2002, respectively.

G.     DEBT:

LINES  OF  CREDIT
-----------------

     The Company has a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (5.0% as of December 31, 2003). The weighted average interest rate for the year ended December 31, 2003 was 5.12%. As of December 31, 2003, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production from certain oil wells.

LONG-TERM  DEBT
---------------

     The components of long-term debt as of December 31, 2003, 2002 and May 31, 2002 are as follows:


                                                           December  31,          May  31,
                                                      ------------------------  -----------

                                                         2003         2002         2002
                                                      -----------  -----------  -----------
USECC installment notes - collateralized by
equipment; interest at 5.0% to 9.0%,
matures in 2004 - 2009                                $1,407,900   $1,839,400   $1,611,600
SGMC installment notes - collateralized by certain
properties, interest at 7.5% to 8.0%
maturity from 2004 - 2007                                 62,900      531,100      579,500
USE convertible notes - net of discount of
221,000 at December 31, 2003, $620,100
at December 31, 2002 and $620,100 at
May 31, 2002 collateralized by equipment
and real estate, interest at 8.0%;                       779,000      741,300      329,900
PLATEAU installment note - collateralized by
equipment, interest at 8.0%                                   --       26,000       38,000
                                                      -----------  -----------  -----------
                                                       2,249,800    3,137,800    2,559,000
Less current portion                                    (932,200)    (317,200)    (205,700)
                                                      -----------  -----------  -----------
                                                      $1,317,600   $2,820,600   $2,353,300
                                                      ===========  ===========  ===========

     Principal requirements on long-term debt are $932,200, $112,800; $116,600; $1,056,500; $22,600 and $9,100 for the years ended December 31, 2004 through 2008, and thereafter, respectively.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     In 2003, Caydal converted $500,000 of debt to 211,109 shares of commons stock (33,333 shares at the original $3.00 conversion price, and 177,776 shares at the restructured price of $2.25). The outstanding principal balance on the debts owed to Caydal and Tsunami Partners was $500,000 and $500,000, convertible at December 31, 2003 into 222,220 and 222,220 shares, respectively. Tsunami Partners did not convert any debt to shares in 2003. Caydal and Tsunami Partners are accredited investors.

H.     INCOME  TAXES:

     The components of deferred taxes as of December 31, 2003, 2002 and May 31, 2002 are as follows:



                                            December  31,           May  31,
                                     ---------------------------  ------------

                                         2003           2002          2002
                                     -------------  ------------  ------------
Deferred tax assets:
Deferred compensation                $    445,400   $   345,500   $   273,400
Net operating loss carryforwards       11,596,000     9,560,000     9,028,600
Non-deductible reserves and other         437,200       622,800       622,800
Tax basis in excess of book basis         106,700       250,000       250,000
                                     -------------  ------------  ------------
Total deferred tax assets              12,585,300    10,778,300    10,174,800
                                     -------------  ------------  ------------

Deferred tax liabilities:
  Book basis in excess of tax basis       486,200       721,300       767,700
Development and exploration costs         107,600       107,600       107,600
                                     -------------  ------------  ------------
Total deferred tax liabilities            593,800       828,900       875,300
                                     -------------  ------------  ------------
                                       11,991,500     9,949,400     9,299,500
Valuation allowance                   (11,991,500)   (9,949,400)   (9,299,500)
                                     -------------  ------------  ------------
Net deferred tax liability           $         --   $        --   $        --
                                     =============  ============  ============

     A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. Deferred tax component for December 31, 2002 and May 31, 2002 have been restated (Note A).

     The valuation allowance increased $2,042,100 for the year ended December 31, 2003, increased $649,900 for the seven months ended December 31, 2002 and decreased $2,740,300 and $2,641,300 for the years ended May 31, 2002 and 2001, respectively.

     The income tax provision (benefit) is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:



                                            December  31,          Year  Ended  May  31,
                                     --------------------------  --------------------------

                                         2003          2002          2002          2001
                                     ------------  ------------  ------------  ------------
Expected federal income tax          $(2,405,800)  $(1,305,600)  $(2,131,000)  $   602,200
Net operating losses not previously
benefited and other                      363,700       655,700     4,871,300     2,039,100
Valuation allowance                    2,042,100       649,900    (2,740,300)   (2,641,300)
                                     ------------  ------------  ------------  ------------
Income tax provision                 $        --   $        --   $        --   $        --
                                     ============  ============  ============  ============

     There were no taxes currently payable as of December 31, 2003, December 31, 2002, May 31, 2002, or May 31,2001 related to continuing operations.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     At December 31, 2003, the Company and its subsidiaries had available, for federal income tax purposes, net operating loss carryforwards of approximately $33,300,000 which will expire from 2006 to 2023. The Internal Revenue Code contains provisions which limit the NOL carryforwards available which can be used in a given year when significant changes in Company ownership interests occur. In addition, the NOL amounts are subject to examination by the tax authorities.

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



                                                Year  Ended  December  31,  2003
                                         ------------------------------------------------
                                              Coalbed
                                              Methane           Motel/
                                           (and  holding     Real  Estate/
                                        costs  for  inactive    Airport
                                         mining properties)   Operations    Consolidated
                                         -------------------  -----------  --------------
Revenues                                 $          287,400   $   334,300  $     621,700
                                         ==================   ===========
Other revenues                                                                   215,600
                                                                           -------------
Total revenues                                                             $     837,300
                                                                           =============

Operating (loss) income                  $       (1,487,400)  $    31,400  $  (1,456,000)
                                         ==================   ===========
Other revenue                                                                    215,600
General corporate and other expenses                                          (5,997,500)
Other income and expenses                                                        (73,000)
Minority interest in loss of affiliates                                          235,100
                                                                           -------------
Loss before income taxes                                                   $  (7,075,800)
                                                                           =============

Identifiable net assets at
December 31, 2003                        $        9,365,000   $ 3,030,100  $  12,395,100
                                         ==================   ===========
Investment in non-affiliated company                                             957,600
Corporate assets                                                              10,577,100
                                                                           -------------
Total assets at December 31, 2003                                          $  23,929,800
                                                                           =============

Capital expenditures                     $          176,400   $        --
                                         ===================  ===========
Depreciation, depletion and
amortization                             $          217,600   $   102,400
                                         ===================  ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)



                                         Seven  Months  Ended  December  31,  2002
                                      ------------------------------------------------
                                           Coalbed
                                           Methane           Motel/
                                        (and  holding     Real  Estate/
                                    costs  for  inactive     Airport

                                      mining properties)   Operations    Consolidated
                                      -------------------  -----------  --------------
Revenues                              $          119,400   $   749,100  $     868,500
                                      ==================   ===========
Other revenues                                                                159,100
                                                                        -------------
Total revenues                                                          $   1,027,600
                                                                        =============

Operating (loss) income               $         (973,000)  $   221,900  $    (751,100)
                                      ===================  ===========
Other revenue                                                                 159,100
General corporate and other expenses                                       (2,915,800)
Other income and expenses                                                    (387,100)
Discontinued operations, net of tax                                                --
Equity in loss of affiliates and
minority interest in subsidiaries                                              54,800
                                                                        -------------
Loss before income taxes                                                $  (3,840,100)
                                                                        =============

Identifiable net assets at
December 31, 2002                     $       16,022,800   $ 4,564,700  $  20,587,500
                                      ===================  ===========
Corporate assets                                                            7,603,100
                                                                        -------------
Total assets at December 31, 2002                                       $  28,190,600
                                                                        =============

Capital expenditures                  $        1,033,400   $    37,800
                                      ===================  ===========
Depreciation, depletion and
amortization                          $           94,800   $    78,200
                                      ===================  ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)



                                                Year  Ended  May  31,  2002
                                      -------------------------------------------------
                                            Coalbed
                                            Methane           Motel/
                                        (and  holding     Real  Estate/
                                     costs  for  inactive    Airport

                                      mining properties)    Operations    Consolidated
                                      -------------------  ------------  --------------
Revenues                              $               --   $ 1,795,900   $   1,795,900
                                      ===================  ============
Other revenues                                                                 208,200
                                                                         -------------
Total revenues                                                           $   2,004,100
                                                                         =============

Operating loss                        $       (1,707,800)  $  (133,000)  $  (1,840,800)
                                      ===================  ============
Other revenue                                                                  208,200
General corporate and other expenses                                        (5,821,600)
Other income and expenses                                                    1,319,500
Discontinued operations, net of tax                                            (85,900)
Equity in loss of affiliates and
minority interest in subsidiaries                                               39,500
                                                                         -------------
Loss before income taxes                                                 $  (6,181,100)
                                                                         =============

Identifiable net assets at
May 31, 2002                          $       18,138,500   $ 4,351,600   $  22,490,100
                                      ===================  ============
Investments in affiliates                                                           --
Corporate assets                                                             8,047,800
                                                                         -------------
Total assets at May 31, 2002                                             $  30,537,900
                                                                         =============

Capital expenditures                  $          151,300   $   101,500
                                      ===================  ============
Depreciation, depletion and
amortization                          $          167,600   $   254,300
                                      ===================  ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)



                                                           Year  Ended  May  31,  2001
                                         --------------------------------------------------------------
                                              Coalbed
                                              Methane            Motel       Contract
                                           (and  holding      Real Estate/   Drilling/
                                        costs  for  inactive     Airport   Construction

                                         mining properties)    Operations   Operations    Consolidated
                                         -------------------  ------------  -----------  --------------
Revenues                                 $          442,800   $ 2,222,400   $ 2,238,600  $   4,903,800
                                         ===================  ============  ===========
Other revenues                                                                                 597,800
                                                                                         -------------
Total revenues                                                                           $   5,501,600
                                                                                         =============

Operating (loss) profit                  $       (2,866,400)  $(1,013,800)  $   488,100  $  (3,392,100)
                                         ===================  ============  ===========
Other revenue, income and expenses                                                           9,328,600
General corporate and other expenses                                                        (4,235,400)
Equity in loss of affiliates and
minority interest in subsidiaries                                                              220,100
                                                                                         -------------
Income before income taxes                                                               $   1,921,200
                                                                                         =============

Identifiable net assets at May 31, 2001  $       18,424,900   $ 5,616,400   $ 1,050,500  $  25,091,800
                                         ===================  ============  ===========
Investments in affiliates                                                                       16,200
Corporate assets                                                                             5,357,200
                                                                                         --------------
Total assets at May 31, 2001                                                             $  30,465,200
                                                                                         =============

Capital expenditures                     $        1,280,200   $ 1,326,800   $   256,000
                                         ===================  ============  ===========
Depreciation, depletion and
amortization                             $          129,700   $   271,100   $   324,700
                                         ===================  ============  ===========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

J.     SHAREHOLDERS'  EQUITY:

     STOCK  OPTION  PLANS

     The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan for the benefit of USE's key employees. The Option Plan, as amended and renamed the 1998 Incentive Stock Option Plan ("1998 ISOP"), reserved 3,250,000 shares of the Company's $.01 par value common stock for issuance under the 1998 ISOP.
Options  which  expired  without  exercise  were  available  for  reissue.

     During the year ended December 31, 2003, the seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001 the following activity occurred under the 1998 ISOP:

                                              Year  Ended        Seven  Months

                                              December 31,      Ended December 31,  Year Ended May 31,
                                          ------------------  -------------------  --------------------
                                                 2003                2002            2002       2001
                                          ------------------  -------------------  --------  ----------
Grants
------
  Qualified                                       --                  --              --        542,726
  Non-Qualified                                   --                  --              --        888,774
                                          ------------------  ------------------  ---------  ----------
                                                  --                  --              --      1,431,500
                                          ==================  ==================  =========  ==========

Price of Grants
---------------
  High                                            --                  --              --       $   2.40
  Low                                             --                  --              --       $   2.40

Exercises
---------
  Qualified                                       77,832              71,166        243,250      56,985
  Non-Qualified                                   71,453                   1         55,372      31,718
                                          ------------------  ------------------  ---------  ----------
                                                 149,285              71,167        298,622      88,703
                                          ==================  ===================  ========  ==========
Total Cash Received                       $      364,200      $      170,800       $742,000  $  216,400
                                          ==================  ===================  ========  ==========

Forfeitures/Cancellations
-------------------------
  Qualified                                       34,782              --             78,244      75,000
  Non-Qualified                                   64,233              --            346,018      42,000
                                          ------------------  ------------------   --------  ----------
                                                      99,015          --            424,262     117,000
                                          ==================  ===================  ========  ==========

     In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's key employees. The 2001 ISOP reserves 3,000,000 shares of the Company's $.01 par value common stock for issuance for a period of 10 years.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     The following table represents the activity in the 2001 ISOP for the periods covered by the Annual Report for the year ended December 31, 2003:

                       Year  Ended      Seven  Months    Year  Ended
                                                         -----------

                       December 31,   Ended December 31,   May 31,
                                      -------------------  --------
                           2003              2002            2002
                       ------------   -------------------  --------

Grants
-------------------
  Qualified                  --              459,996         10,000
  Non-Qualified              --              473,004        950,000
                       -------------  -------------------  --------
                             --              933,000        960,000
                       =============  ===================  ========
Price of Grant
-------------------
  High                       --                $2.25         $3.90
  Low                        --                $2.25         $3.82

Exercises
-------------------
  Qualified                   73,780             --           --
  Non-Qualified               52,556             --           --
                       -------------  -------------------  --------
                             126,336             --           --
                       =============  ===================  ========
Total Cash Received    $     284,300  $          --        $  --
                       =============  ===================  ========

Forfeited
-------------------
  Qualified                   65,108             --           --
  Non-Qualified              252,556          50,000          --
                       -------------  -------------------  --------
                             317,664          50,000          --
                       =============  ===================  ========

     The 2001 ISOP replaces the 1998 ISOP, however, options granted under the 1998 ISOP remain exercisable until their expiration date under the terms of that Plan.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     The following table represents the activity in employee options for the periods covered by the Annual Report for the year ended December 31, 2003 that are not in employee stock option plans:

                     Year  Ended      Seven  Months      Year  Ended

                      December 31,   Ended December 31,   May 31,
                         2003              2002           2002
                     -------------  -------------------  --------
Grants
------
  Qualified                     --                   --    10,000
  Non-Qualified             10,000                   --        --
                     -------------  -------------------  --------
                            10,000                   --    10,000
                     =============  ===================  ========
Price of Grant
--------------
  High               $        2.90                   --  $   3.82
  Low                $        2.90                   --  $   3.82

Exercises
---------
  Qualified                     --                   --        --
  Non-Qualified                 --                   --        --
                     -------------  -------------------  --------
                                --                   --        --
                     =============  ===================  ========
Total Cash Received  $          --  $                --  $     --
                     =============  ===================  ========

Forfeited
---------
  Qualified                     --                   --        --
  Non-Qualified             10,000              100,000   200,000
                     -------------  -------------------  --------
                            10,000              100,000   200,000
                     =============  ===================  ========

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     A summary of the Employee Stock Option Plans activity in all plans for the year ended December 31, 2003; the seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001 is as follows:


                                      Year  Ended           Seven  Months
                                     December  31,       Ended  December  31,           Year  Ended  May  31,
                                                                               --------------------------------------
                                         2003                   2002                  2002                 2001
                               ----------------------  ---------------------  --------------------  -----------------
                                            Weighted                Weighted              Weighted            Weighted
                                            Average                 Average               Average             Average
                                            Exercise                Exercise              Exercise            Exercise
                                 Options      Price      Options      Price    Options      Price    Options    Price
                               -----------  ---------  -----------  --------  ----------  --------  ----------  -----

Outstanding at beginning
    of the period               3,565,946   $    2.76   2,854,113   $   2.92  2,606,997   $   2.69  1,581,200  $ 3.40
Granted                            10,000        2.90     933,000       2.25    970,000       3.90  1,431,500    2.40
Forfeited                        (426,679)       3.17    (150,000)      2.63   (424,262)      3.30   (317,000)   6.03
Expired                                --          --          --         --         --         --         --      --
Exercised                        (275,621)       2.35     (71,167)      2.40   (298,622)      2.84   ( 88,703)   2.44
                               -----------             -----------            ----------            ----------
Outstanding at period end       2,873,646        2.74   3,565,946       2.76  2,854,113       2.92  2,606,997    2.56
                               ===========             ===========            ==========            ==========
Exercisable at period end       2,873,646        2.74   2,612,946       2.94  1,984,113       2.49  1,478,463    2.69
                               ===========             ===========            ==========            ==========

Weighted average fair
    value of options
    granted during the period               $    0.68              $    1.15              $   1.99             $ 1.36

     The following table summarized information about employee stock options outstanding and exercisable at December 31, 2003:

                                               Weighted
      Weighted        Number  of               Average              Number
      Average          Options                Remaining           of  Options
     Exercise       Outstanding  at         Contractual        Exercisable  at
      Price       December  31,  2003     Life  in  years     December  31, 2003
     --------     -------------------     ---------------     ------------------

      $2.74            2,873,646               7.02               2,873,646

EMPLOYEE  STOCK  OWNERSHIP  PLAN

     The Board of Directors of USE adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of USE employees. During the year ended December 31, 2003 the Board of Directors of USE contributed 76,294 shares to the ESOP at the price of $3.10 for a total expense of $236,400. This compares to contributions to the ESOP during the seven months ended December 31, 2002 and fiscal years ended May 31, 2002 and 2001 of 43,867, 70,075 and 53,837 shares to the ESOP at prices of $3.08, $3.29 and $5.35 per share, respectively. The Company has expensed $236,400, $135,100, $236,900 and $288,000 during the year ended December 31, 2003; the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, respectively related to these contributions. As of December 31, 2003, all shares of the USE stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $84,800. USE has loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. During the year ended May 31, 1996, 10,089 of these shares were used to fund the Company's annual funding commitment and reduce the loan

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

to the Company by $87,300. These loans, which are secured by pledges of the stock purchased, bear interest at the rate of 10% per annum. The loans are reflected as unallocated ESOP contribution in the equity section of the accompanying Consolidated Balance Sheets.

     EXECUTIVE  OFFICER  COMPENSATION

     In May 1996, the Board of Directors of USE approved an annual incentive compensation arrangement ("1996 Stock Award Program") for its CEO and four other officers of the Company payable in shares of the Company's common stock. The 1996 Stock Award Program was subsequently modified to reflect the intent of the directors which was to provide incentive to the officers of the Company to remain with USE. The shares were issued annually pursuant to the recommendation of the Compensation Committee on or before January 15 of each year, beginning January 15, 1997, as long as each officer is employed by the Company. The officers received up to an aggregate total of 67,000 shares per year for the years 1997 through 2002. The shares under the plan are forfeitable until retirement, death or disability of the officer. The shares are held in trust by the Company's treasurer and are voted by the Company's non-employee directors. As of December 31, 2003, 392,536 shares had been issued to the five officers of the Company under the 1996 Stock Award Plan and 62,536 shares had been released to the estate of one of the officers. The 1996 Stock award program was closed out in the year ended December 31, 2003.

     In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate five of its executive officers and the president of RMG. Under the Plan, an aggregate of 100,000 shares may be issued each year from 2002. 100,000 shares were issued under the Plan during the year ended December 31, 2003. No shares were issued under this Plan during the seven month ended December 31, 2002 and the fiscal year ended May 31, 2002.

     OPTIONS  AND  WARRANTS  TO  OTHERS

     As of December 31, 2003, there are 906,724 options and warrants outstanding to purchase shares of the Company's common stock. The Company values these warrants using the black-scholes option pricing model and expenses that value over the life of the service period. Activity for the periods ended December 31, 2003 for warrants is represented in the following table:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)


                              Year Ended        Seven Months
                             December 31,     Ended December 31             Year Ended May 31,
                                                                   -----------------------------------
                                2003                 2002                2002              2001
                          -----------------  --------------------  -----------------  ----------------
                                    Weighted             Weighted            Weighted          Weighted
                                    Average              Average             Average           Average
                                    Exercise             Exercise            Exercise          Exercise

                          Warrants   Price   Warrants     Price    Warrants   Price   Warrants  Price
                          ---------  ------  ---------  ---------  ---------  ------  --------  ------
Outstanding at beginning
  of the period            989,908   $3.367   859,677   $  3.427     313,683  $3.048   253,683  $2.960
Granted                    224,875   $4.323   145,147   $  2.950     572,364  $3.620    60,000  $3.310
Forfeited                 (176,453)  $3.671   (14,916)               (25,165) $2.880
Expired
Exercised                 (131,596)  $3.546                           (1,205) $3.750
                          ---------          ---------             ---------          --------
Outstanding at
  period end               906,734   $3.506   989,908   $  3.355     859,677  $3.427   313,683  $3.027
                          =========          =========             =========          ========

Exercisable at
  period end               831,724   $3.409   979,908   $  3.367     859,677  $3.427   303,683  $3.048
                          =========          =========             =========          ========

     The following table presents summarized information about warrants outstanding and exercisable at
December  31,  2003.

            Weighted                                                Average                    Number of
            Average               Number of Options                Remaining                    Options
            Exercise               Outstanding at                 Contractual                Exercisable at
             Price               December 31, 2003               Life in Years             December 31, 2003

            $  3.506                  906,734                         2.94                      831,724

     These options and warrants are held by persons or entities other than employees, officers and directors of the Company.

     FORFEITABLE  SHARES

     Certain of the shares issued to officers, directors, employees and third parties are forfeitable if certain conditions are not met. Therefore, these shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn-out dates of certain individuals were extended until retirement. The Company recorded $284,700 of compensation expense for the year ended December 31, 2003 compared to $178,300 for the seven months ended December 31, 2002; $298,300 and $201,000 for the years ended May 31, 2002 and 2001, respectively. A schedule of total forfeitable shares for the Company is set forth in the following table:

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)


           Issue               Number      Issue         Total

           Date              of Shares     Price     Compensation
     ---------------         ---------   ---------   ------------
     Balance at
       June 1, 2000            396,608               $ 2,584,600
     May 2001                   67,000   $    5.35       358,400
       Shares earned           (29,820)       --        (194,400)
                              --------                 ---------
     Balance at
       May 31, 2001            433,788                 2,748,600
     May 2002                   67,000   $    3.90       261,300
                              --------                 ---------
     Balance at
       May 31, 2002 and
       December 31, 2002       500,788                 3,009,900
     March 24, 2003             43,378   $    3.50       151,900
       Shares earned           (78,286)       --        (435,200)
                              --------                 ---------
     Balance at
       December 31, 2003       465,880               $ 2,726,600
                              ========               ===========

K.     COMMITMENTS,  CONTINGENCIES  AND  OTHER:

LEGAL  PROCEEDINGS

     Material pending proceedings are summarized below. Certain of the Company's affiliates are involved in ordinary routine litigation incidental to their business. Other proceedings which were pending during the year ended December 31, 2003 have been settled or otherwise finally resolved.

SHEEP  MOUNTAIN  PARTNERS  ARBITRATION/LITIGATION

     In 1991, disputes arose between the U.S. Energy Corp. ("USE")/Crested Corp. ("Crested") d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and in July 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded. In February 1994, all of the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

     After 73 hearing days, the Panel entered an Order and Award on April 18, 1996 and clarified the Order on July 3, 1996, finding generally in favor of USE and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from CIS republics. The Panel also awarded SMP damages of $31,355,070 against Nukem. USECC filed a petition for confirmation of the Order and on June 27, 1997, the U.S. District Court confirmed the Panel's Orders in its Second Amended Judgment.

     Thereafter, Nukem/CRIC appealed the Judgment to the 10th Circuit Court of Appeals ("CCA"). On October 22, 1998, the 10th CCA issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem. The 10th CCA held that the

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

Panel's  Awards  "clearly retains both a constructive trust and a damage award,"
                                                            ---
and the Arbitration Awards and the Second Amended Judgment were "clear and unambiguous."

     On February 8, 1999, the U.S. District Court ordered Nukem to pay USECC the balance of the damage award. Nukem did so, but then moved for a satisfaction of judgment without accounting for the monies earned in the Constructive Trust. The District Court denied Nukem's motion and Nukem filed its second appeal to the 10th CCA. On October 16, 2000, the 10th CCA again affirmed the order of the District Court. The 10th CCA held that Nukem had not "provided an accounting of the partnership assets," finding that "the district court order presented for our review does not decide which CIS contracts are covered by the constructive trust."

     On November 3, 2000, USECC filed a motion for a further accounting of the Constructive Trust. On February 15, 2001, the District Court entered an Order of Reference appointing a Special Master to "conduct an accounting" of the Constructive Trust. The accounting was conducted and on May 1, 2003, the Special Master filed his Report with the District Court. Both parties filed objections to the Report. On July 30, 2003, the U.S. District Court adopted the Report in part and rejected it in part. Judgment was then entered by the Court on August 1, 2003 in favor of USECC and against Nukem in the amount of $20,044,183.

     On August 15, 2003, Nukem filed a "Motion to Remand to the Arbitration Panel or in the Alternative, to Alter, Amend and/or Correct the Court's August 1, 2003 Judgment and July 30, 2003 Order," and a "Motion to Correct Certain Findings or Statements in the Court's Order of July 30, 2003." On the same day, USECC filed a motion under Fed.R.Civ.P. 52(b) and 59(e) to alter or amend the July 30, 2003 Order and the August 1, 2003 Judgment. The District Court denied the parties' motions on September 10 and 11, 2003, respectively. Nukem's appeal and USECC's cross-appeal followed. Nukem's opening brief was filed on January 16, 2004 and on February 24, 2004, USECC filed an opening brief in its cross-appeal and an answer to Nukem's brief. Nukem has until March 29, 2004 or any extension thereof to file an answer to USECC's opening brief. USECC may then file a reply brief 14 days after service of Nukem's answer. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

CONTOUR  DEVELOPMENT  LITIGATION

     On July 28, 1998, USE and Crested filed a lawsuit in the U. S. District Court of Colorado in Case No. 98WM1630, against Contour Development Company, L.L.C. and entities and persons associated with Contour Development Company, L.L.C. (together, "Contour") seeking compensatory and consequential damages of more than $1.3 million from the defendants for dealings in real estate owned by USE and Crested in Gunnison, Colorado. The Contour defendants asserted a counterclaim asking for payment of attorneys fee and costs. The parties settled the litigation in 2004. In the settlement, USE and Crested received $25,000 in cash; two lots in the City of Gunnison, Colorado (one of which has been sold for a net of $65,326 and the other lot is under contract to sell for $180,000), and an additional five development lots covering 175 acres north of Gunnison, Colorado.

PHELPS  DODGE  LITIGATION

     U.S. Energy Corp. (USE) and Crested Corp. (Crested), d/b/a USECC, were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (PD) and its subsidiary, Mt. Emmons Mining Company (MEMCO), over contractual obligations

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

in USECC's agreement with PD's predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

     The litigation stems from agreements that date back to 1974 when USE and Crested leased the mining claims from AMAX Inc., PD's predecessor company. The mining claims cover one of the world's largest and richest deposits of molybdenum discovered by AMAX. AMAX reportedly spent over $200 million on the acquisition, exploration and mine planning activities on the Mt. Emmons properties.

     The complaint filed by PD and MEMCO seeks a determination that PD's acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between USECC and AMAX, if AMAX sold MEMCO or its interest in the mining properties, U.S. Energy and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired AMAX to form Cyprus Amax Minerals Co. USECC's counter and cross-claims allege that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest of Cyprus Amax and its subsidiaries (including MEMCO) at an estimated value in cash and PD stock exceeding $1 billion and making Cyprus Amax a subsidiary of PD. Therefore, USECC asserts the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggers the obligation of Cyprus Amax to pay USECC the $3.75 million plus interest.

     The other issue in the litigation is whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Mt. Emmons properties back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim seek to obligate USECC to assume the operating costs of the water treatment plant. USECC refuses to have the water treatment plant included in the return of the properties because, the USECC counterclaim argues, the properties must be in the same condition as when they were acquired by AMAX before the water treatment plant was constructed by AMAX.

     As added counterclaims, USECC seeks (i) damages for PD's breach of covenants of good faith and fair dealing; (ii) damages for PD's failure to develop the Mt. Emmons properties and not protecting USECC's rights as a revisionary owner of the mining rights to the properties, (iii) damages for unjust enrichment of PD; (iv) damages for breach of the PD's fiduciary duties owed to USECC as revisionary owner of the property, and for neglecting to maintain the mining rights and interests in the properties.

     On March 17, 2003, PD filed additional motions for partial summary judgment on various claims. On January 22, 2004, the District Court heard the motions and responses of USECC and additional briefs were thereafter filed with the Court. The Court is considering the motions. Management believes that the ultimate outcome of this matter will not have an adverse affect on the Company's financial condition or result of operations.

ROCKY  MOUNTAIN  GAS,  INC.  (RMG)

LITIGATION  INVOLVING  LEASES  ON  COALBED  METHANE  PROPERTIES  IN  MONTANA

     On or about April 1, 2001, Rocky Mountain Gas, Inc. (RMG), a subsidiary of USE and Crested, was served with a Second Amended Complaint wherein the Northern Plains Resource Council had filed suit in the U.S. District Court of Montana, Billings Division in Case No. CV-01-96-BLG-RWA against the United States Bureau of Land Management ("BLM"), RMG, certain of its affiliates (including U.S. Energy Corp. and

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

Crested Corp.) and some 20 other defendants. The plaintiff is seeking to cancel oil and gas leases issued to RMG et. al. by the BLM in the Powder River Basin of Montana and for other relief.

     The basis for the complaint appears to be that the BLM's regulations require the BLM to respond to objections filed by persons owning land or lease rights adjacent to the coalbed properties which the BLM is offering to lease to the public. The argument of plaintiff appears to be that if objections are not responded to by the BLM prior to issuing CBM leases, the leases are invalid. Based on this argument, the plaintiff appears to have been successful in forcing cancellation of some CBM leases granted to others in the Powder River Basin of Montana, because the BLM did not respond to some objecting adjacent landowners. However, all of the BLM leases in Montana held by RMG (none are held by USE in its corporate name) are at least four years old, and there is no record of any objections being made to the issue of those leases.

     Based on filings in the case to date, it appears that the BLM is taking the initiative in responding to the plaintiff. We believe RMG's leases were validly issued in compliance with BLM procedures, and do not believe the plaintiff's lawsuit will adversely affect any of RMG's Montana BLM leases.

LAWSUITS  CHALLENGING  BLM'S  RECORDS  OF  DECISIONS

     Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS (PRB-EIS) for the Wyoming portion of the basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and billings Resource Management Plans in Montana. Neither the Company, nor RMG is a party to any of these lawsuits.

LITIGATION  INVOLVING  DRILLING  ON  A  COALBED  METHANE  LEASE

     A drilling company, Eagle Energy Services, LLC filed a lien on RMG's leasehold in southwestern Wyoming for drilling services performed at RMG's Oyster Ridge Property and filed a lawsuit foreclosing the lien. Eagle Energy's bank, Community First National Bank of Sheridan, Wyoming, filed a similar suit for the same amount on an assignment from Eagle Energy against RMG, Eagle Energy Services, LLC and others who guaranteed a loan to Eagle Energy in Civil Action No. C02-9-328 in the 4th Judicial District of Sheridan County, Wyoming. Eagle Energy's claim is for a contract to drill a well for coalbed methane. RMG terminated the agreement because of the dangerous conditions of Eagle Energy's equipment and other reasons. The claim against RMG is for $49,309.50. Negotiations to settle the lien and lawsuits are pending. Management believes that the ultimate outcome of the matters will not have a material effect on the Company's financial condition or results of operations.

RECLAMATION  AND  ENVIRONMENTAL  LIABILITIES

     Most of the Company's exploration activities are subject to federal and state regulations that require the Company to protect the environment. The Company conducts its operations in accordance with these regulations. The Company's current estimates of its reclamation obligations and its current level of expenditures to perform ongoing reclamation may change in the future. At the present time, however, the Company cannot predict the outcome of future regulation or impact on costs. Nonetheless, the Company has recorded its best estimate of future reclamation and closure costs based on currently available facts, technology and enacted laws and regulations. Certain regulatory agencies, such as the Nuclear Regulatory Commission ("NRC"), the Bureau of Land Management ("BLM") and the Wyoming Department of Environmental Quality ("WDEQ") review the Company's reclamation, environmental and decommissioning

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

liabilities, and the Company believes the recorded amounts are consistent with those reviews and related bonding requirements. To the extent that planned production on its properties is delayed, interrupted ordiscontinued because of regulation or the economics of the properties, the future earnings of the Company would be adversely affected. The Company believes it has accrued all necessary reclamation costs and there are no additional contingent losses or unasserted claims to be disclosed or recorded.

     The majority of the Company's environmental obligations relate to former mining properties acquired by the Company. Since the Company currently does not have any properties in production, the Company's policy of providing for future reclamation and mine closure costs on a unit-of-production basis has not resulted in any significant annual expenditures or costs. For the obligations recorded on acquired properties, including site-restoration, closure and monitoring costs, actual expenditures for reclamation will occur over several years, and since these properties are all considered future production properties, those expenditures, particularly the closure costs, may not be incurred for many years. The Company also doe not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, the near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

     As of December 31, 2003, estimated reclamation obligations related to the above mentioned mining properties total $7,264,700. The Company currently has three mineral properties or investments that account for most of their environmental obligations, SMP, Plateau and SGMC. The environmental obligations and the nature and extent of cost sharing arrangements with other potentially responsible parties, as well as any uncertainties with respect to joint and several liability of each are discussed in the following paragraphs:

     SMP
     ---

     The Company is responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities during fiscal 2002 and they jointly determined that the reclamation liability was $2,106,600. The Company is self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen
L.  Larsen  building,  and  by  posting  cash  bonds.

     GMMV
     ----

     During fiscal 1991, the Company acquired mineral properties on Green Mountain known as the Big Eagle Property. The GMMV also acquired a uranium mill known as the Sweetwater Mill. As part of the settlement of the GMMV litigation with Kennecott in September 2000, the Company was released from any and all reclamation and environmental obligations related to the GMMV except the Ion
Exchange Plant. During fiscal 2002, the Company completed the required reclamation on the Ion Exchange Plant. The reclamation work has been completed and a final report has been submitted to and is being reviewed by the regulatory agencies. No further monitoring of the site is required and no additional reclamation work is anticipated.

     SUTTER  GOLD  MINING  COMPANY
     -----------------------------

     SGMC's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $27,800 which is covered by a cash reclamation bond. This amount was recorded by SGMC as a reclamation liability as of December 31, 2003.

     PLATEAU  RESOURCES  LIMITED
     ---------------------------

     The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. Based on the bonding requirements, Plateau transferred $2,500,000 to a trust account as financial surety to pay future costs of mill decommissioning, site reclamation and long-term site surveillance. In fiscal 1997, Plateau requested that the mill be place on operational status. The NRC increased the reclamation liability to $6,784,000 as a result of this request. As of December 31, 2003, a cash deposit for reclamation in the amount of $6,874,200 was held by Plateau's escrow agent to satisfy the obligation of reclamation of $5,130,300.

EXECUTIVE  COMPENSATION
-----------------------

     The Company is committed to pay the surviving spouse or dependant children of certain of their officers one years' salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. Certain officers and employees have employment agreements with the Company. The maximum compensation due under these agreements for the officers covered by the agreement for the first year after their deaths, should they die in the same year, is $311,400 at December 31, 2003.

L.     DISCONTINUED  OPERATIONS.

     During the third quarter of the fiscal year ended May 31, 2002, the Company made the decision to discontinue its drilling/construction segment. The assets associated with this business segment are being sold and or converted for use elsewhere in the Company. The financial statements for the fiscal year ended May 31, 2001 have been revised to present the effect of discontinued operations. There is no material income or loss from discontinued operations from the measurement date to December 31, 2002.

     During the third quarter of the year ended December 31, 2003, the Company sold its motel and retail operations in southern Utah. The financial statements for all of the periods presented have been revised to present these operations as discontinued.

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

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

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

     RMG's sales volumes of gas produced, average sales prices received for gas sold, and average production costs for those sales, for the seven months ended December 31, 2002, and for the year ended December, 2003, all from the Bobcat property which was transferred to Pinnacle in June 2003 are as follows:



                                Year  Ended     Seven  Months  Ended

                              December 31, 2003   December 31, 2002
                              ------------------  ------------------
Sales volumes (mcf)                       81,516              64,315
Average sales price per mcf   $             3.71  $             1.86
Average cost (per mcf)        $             1.91  $             1.91

Changes  in  estimated  reserve  quantities

     The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas and changes in such quantities and discounted future net cash flow were as follows:

                                                    (Unaudited)  -  Unescalated
                                   ----------------------------------------------------------
                                                                                Discounted
                                                    MCF                   Future Net Cash Flow
                                                Cubic  Feet                  (10%  Discount)
                                   --------------------------------------  ------------------
                                                         Seven  Months       Seven  Months
                                      Year  Ended            Ended               Ended

                                   December 31, 2003   December 31, 2002   December 31, 2002
                                   ------------------  ------------------  ------------------
Proved developed and
undeveloped reserves:
Beginning of period                          585,603                  --
Purchase of reserves in place                     --             649,918
Exchange of reserves in place (1)           (504,087)                 --
Production                                   (81,516)            (64,315)
                                   ------------------  ------------------
End of period                                     --             585,603
                                   ==================  ==================

Proved developed producing                        --             489,684   $          793,481
Proved undeveloped                                --              95,919               94,947
                                   ------------------  ------------------  ------------------
Total proved reserves                             --             585,603   $          888,428
                                   ==================  ==================  ==================

     The standardized measure has been prepared assuming year end sales prices adjusted for fixed and determinable contractual price changes, current costs. No provision has been made for income taxes due to available operating loss carryforwards. No deduction has been made for depletion, depreciation or any indirect costs such as general corporate overhead or interest expense.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

     Standardized measure of discounted future net cash flows from estimated production of proved gas reserved:

                                                                 Seven  Months
                                                                     Ended
                                                             December  31,  2002
                                                             -------------------
Future  cash  inflows                                          $     1,756,809
Future  production  and  development  costs                           (705,505)
                                                               -----------------
Future  net  cash  flows                                             1,051,304

10%  annual  discount for estimated timing of cash flows              (162,876)
                                                               ---------------
Standardized  measure of discounted future net cash flows      $       888,428
                                                               ===============

     Changes in standard measure of discounted future net cash flows from proved gas reserves:


                                                                        Seven  Months
                                                     Year  Ended           Ended

                                                  December 31, 2003   December 31, 2002
                                                 -------------------  ------------------
Standardized measure - beginning of period       $          888,428   $               --
Purchase of reserves in place                                    --              652,628
Exchange of reserves in place (1)                          (825,228)                  --
Sales of gas produced, net of production costs              (63,200)             235,800
                                                 -------------------  ------------------
Standardized measure - end of period             $               --   $          888,428
                                                 ===================  ==================

(1) During June 2003, RMG contributed proved and unproved properties in exchange for a 37.5% interest in Pinnacle (See Note F).

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

N.     TRANSITION  PERIOD  COMPARATIVE  DATA

     The following table presents certain financial information for the seven months ended December 31, 2002 and 2001, respectively:


                                                     Seven  Months  Ended
                                                         December  31,
                                                  --------------------------

                                                      2002          2001
                                                  ------------  ------------
      (Unaudited)
Revenues                                          $   673,000   $   545,900

Costs and expenses                                  4,197,900     4,460,800
                                                  ------------  ------------
Operating loss                                     (3,524,900)   (3,914,900)

Other income and expenses                            (387,100)    1,005,000
                                                  ------------  ------------
Loss before minority interest                      (3,912,000)   (2,909,900)

Minority interest in loss of subsidiaries              54,800        24,500
                                                  ------------  ------------
Loss before income taxes                           (3,857,200)   (2,885,400)

Provision for income taxes                                 --            --
                                                  ------------  ------------
Net loss from continuing operations                (3,857,200)   (2,885,400)

Discontinued operations, net of tax                    17,100       175,000
                                                  ------------  ------------
Net loss                                           (3,840,100)   (2,710,400)

Preferred stock dividends                                  --       (75,000)
                                                  ------------  ------------
Net loss available to common stock shareholders   $(3,840,100)  $(2,785,400)
                                                  ============  ============

PER SHARE DATA:
Revenues                                          $      0.06   $      0.07

Operating loss                                          (0.33)        (0.47)
                                                  ===========   ===========
Loss from continuing operations                         (0.36)        (0.35)
                                                  ===========   ===========
Net loss                                                (0.36)        (0.33)

Preferred Stock dividends                                  --         (0.01)
                                                  ------------  ------------
Net loss available to common stock
   shareholders                                   $     (0.36)  $     (0.34)
                                                  ============  ============

Weighted average common shares outstanding
Basic                                              10,770,658     8,386,672
                                                  ============  ============

Diluted                                            10,770,658     8,386,672
                                                  ============  ============

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

O.     SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)


                                                               Three  Months  Ended
                                           -----------------------------------------------------------

                                            December 31,    September 30,     June 30,     March 31,
                                                    2003             2003          2003          2003
                                           --------------  ---------------  ------------  ------------

Operating Revenues                         $     109,000   $      119,300   $   241,300   $   367,700
                                           =============   ==============   ===========   ===========
Operating loss                             $  (1,664,800)  $   (1,988,400)  $(2,418,800)  $(1,165,900)
                                           =============   ==============   ===========   ===========
(Loss) income from continuing operations   $  (1,780,800)  $   (1,893,000)  $(2,214,100)  $(1,187,900)

Discontinued operations, net of tax        $    (124,800)  $      (88,700)  $   (17,400)  $  (119,000)

Cumulative effect of accounting change     $          --   $           --   $        --   $ 1,615,600
                                           -------------   --------------   -----------   -----------
Net (loss) income                          $  (1,905,600)  $   (1,981,700)  $(2,231,500)  $   308,700
                                           =============   ==============   ===========   ===========
(Loss) income per Share, basic
Continuing operations                      $       (0.16)  $        (0.17)  $     (0.20)  $     (0.11)
Discontinued operations                    $       (0.01)  $        (0.01)  $        --   $     (0.01)
  Cumulative effect of accounting change   $          --   $           --   $        --   $      0.15
                                           --------------  ---------------  ------------  ------------
                                           $       (0.17)  $        (0.18)  $     (0.20)  $      0.03
                                           ==============  ===============  ============  ============

Basic weighted average shares outstanding     11,383,576       11,127,796    10,916,971    10,881,394

(Loss) per share, diluted
Continued operations                       $       (0.17)  $        (0.17)  $     (0.20)  $     (0.10)
Discontinued operations                    $       (0.01)  $        (0.01)  $        --   $     (0.01)
                                           $          --   $           --   $        --   $      0.14
                                           --------------  ---------------  ------------  ------------
                                           $       (0.17)  $        (0.18)  $     (0.20)  $      0.03
                                           ==============  ===============  ============  ============

Diluted weighted average
shares outstanding                            11,383,576       11,127,796    10,916,971    11,385,593

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)


                                      Month  Ended        Three  Months  Ended
                                                      ----------------------------

                                       December 31,    November 30,    August 31,
                                               2002            2002          2002
                                      --------------  --------------  ------------

Operating Revenues                    $      74,300   $     359,600   $   221,400
                                      =============   =============   ===========
Operating (loss)                      $    (664,200)  $  (1,487,500)  $(1,390,400)
                                      =============   =============   ===========
Loss from continuing operations       $  (1,427,200)  $  (1,195,600)  $(1,252,200)

Discontinued operations, net of tax   $     (26,400)  $     (69,100)  $   130,400
                                      --------------  --------------  ------------

Net loss                              $  (1,453,600)  $  (1,264,700)  $(1,121,800)
                                      ==============  ==============  ============

Loss per Share, basic and diluted
Continuing operations                 $       (0.14)  $       (0.11)  $     (0.11)
Discontinued operations               $          --   $       (0.01)  $      0.01
                                      --------------  --------------  ------------
                                      $       (0.14)  $       (0.12)  $     (0.10)
                                      ==============  ==============  ============

Basic and diluted weighted average
shares outstanding                       10,766,672      10,765,889    10,761,093



                                                         Three  Months  Ended
                                      ----------------------------------------------------------

                                        May 31,      February 28,    November 30,    August 31,
                                             2002            2002            2001          2001
                                      ------------  --------------  --------------  ------------

Operating Revenues                    $   408,800   $     238,700   $     724,200   $   632,400
                                      ===========   =============   =============   ===========
Operating (loss)                      $(1,588,300)  $  (3,066,700)  $  (1,197,600)  $(1,601,600)
                                      ===========   =============   =============   ===========
Loss from continuing operations       $(1,109,700)  $  (3,172,000)  $    (550,900)  $(1,349,100)

Discontinued operations, net of tax   $   (22,200)  $      (9,600)  $     (37,300)  $   (16,800)
                                      ------------  --------------  --------------  ------------

Net loss                              $(1,131,900)  $  (3,181,600)  $    (588,200)  $(1,365,900)
                                      ============  ==============  ==============  ============

Loss per Share, basic and diluted
Continuing operations                 $     (0.10)  $       (0.32)  $       (0.07)  $     (0.17)
Discontinued operations               $     (0.01)  $          --   $          --   $        --
                                      ------------  --------------  --------------  ------------
                                      $     (0.11)  $       (0.32)  $       (0.07)  $     (0.17)
                                      ============  ==============  ==============  ============

Basic and diluted weighted average
shares outstanding                     10,579,828       9,837,494       8,580,904     8,192,316

     Quarterly and year to day computation of per share amounts are made independently. Therefore, the sum of quarterly per share amounts may not agree with per share amounts for the year.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2003 AND 2002, MAY 31, 2002 AND MAY 31, 2001
                                  (Continued)

P.  SUBSEQUENT  EVENT

ROCKY  MOUNTAIN  GAS,  INC.

     On January 30, 2004 the Company's affiliate, RMG, acquired Wyoming coalbed methane (CBM) properties from a non-affiliated party. The purchase price of $6.8 million was paid with $5.0 million of cash, $500,000 in a 30 day secured note, $600,000 in restricted USE stock and $700,000 in restricted RMG stock. RMG financed $3.7 million of the cash component from a recently established $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. As defined by the agreement, terms under the credit facility include the following: (1) Advances under the credit facility are subject to lenders approval; (2) All revenues from oil and gas properties securing the credit facility will be paid to a lock bos controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expenses will require approval by the lender before distributions are made, and (3) The Company must maintain certain financial ratios and production volume, among other things.

     The properties acquired include 247 completed wells of which 138 wells were producing at the time of the acquisition, approximately 6.0 million cubic feet of gas per day (mmcfd) (approximately 3.2 mmcfd net to RMG) and 40,120 undeveloped fee acres, of which RMG owns 100%. RMG will operate 89% of the wells and owns an average 58% working interest in the producing wells and a 100% working interest in all of the undeveloped acreage. The properties purchased serve as the sole collateral for the credit facility. With the acquisition, RMG's gross and net acreage holdings increase to approximately 264,300 and 128,200, respectively.

SUTTER  GOLD  MINING  CO.

     On January 5, 2004, the Company, through Suttter, entered into a Letter of Intent to merge, via a reverse takeover, with Globemin Resources, Inc. a public company headquartered in Vancouver, Canada. Pursuant to the Letter of Intent, after the reverse trakeover is closed, Sutter plans on raising equity funds and begin further exploration work on the properties and the construction of a new secondary access raise to comply with US Mine Safety Health Administration regulations and improve ventilation as well as to better define known mineralization. The exploration work will be run through the Comet mineralized zone as soon as funds are made available through equity or debt financing. The current resource production plan is to initially produce a stockpile of mineralized material sufficient to operate a mill at 300 tons-per-day (tpd) while the mill is being built. The second stage of development will be to construct a conventional 300 tpd mill on site, which will be designed so that it can easily be expanded to accommodate the planned production of 500 tpd. Closing of the reverse takeover is subject to negotiation and approval of the share exchange agreements by the directors and shareholders of both companies and approval by Canadian Regulatory Authorities.

                         REPORT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANTS ON SCHEDULE


To  U.S.  Energy  Corp:

In connection with our audit of the consolidated financial statements of U.S. Energy Corp. and subsidiaries referred to in our report dated February 27, 2004, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the year ended December 31, 2003, the seven months ended December 31, 2002 and the years ended May 31, 2002 and 2001. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.



                                      GRANT  THORNTON  LLP

Oklahoma  City,  Oklahoma
February  27,  2004

                                U.S. ENERGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                    Balance     Additions

                   beginning   charged to  Deductions  Balance end
                   of period   expenses    and Other   of period
                   ----------  ----------  ----------  ------------

May 31, 2001       $   27,800          --          --  $     27,800
                   ==========  ==========  ==========  ============

May 31, 2002       $   27,800          --          --  $     27,800
                   ==========  ==========  ==========  ============

December 31, 2002  $   27,800          --          --  $     27,800
                   ==========  ==========  ==========  ============

December 31, 2003  $   27,800          --          --  $     27,800
                   ==========  ==========  ==========  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

ITEM  9A.     CONTROLS  AND  PROCEDURES

     The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

                                    PART III

     In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2003, we will file such information under cover of a Form 10-K/A.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the captions "Proposal 1: Election of Directors," Filing of Reports Under Section 16(a)," and" Business Experience and Other Directorships of Directors and Nominees." The information regarding the remaining executive officers follows:

     The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Daniel P. Svilar, Secretary, 877 N. 8th W., Riverton, Wyoming 82501.

INFORMATION  CONCERNING  EXECUTIVE  OFFICERS  WHO  ARE  NOT  DIRECTORS.

     The following are the two executive officers of USE as of the date of this Form 10-K; these persons devote their full time to the Company's business.

     ROBERT SCOTT LORIMER, age 53, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 401(f) listed proceeding.

     DANIEL P. SVILAR, age 75, has been General Counsel for USE and Crested for more than the past five years. He also has served as Secretary and a director of Crested, and Assistant Secretary of USE. On March 25, 2002, Mr. Svilar was appointed Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officers or directors of USE or Crested, except his nephew Nick Bebout is a USE director. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the captions "Executive Compensation" and "Director's Fees and Other Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

     The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption "Principal Holders of Voting Securities."

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2004, under the caption "Certain Relationships and Related Transactions."

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

(1) - (4) Grant Thornton LLP billed us as follows for the year ended December 31, 2003 and the seven months ended December 31, 2002:

                                    Year  Ended        Seven  Months  Ended
                                December  31,  2003     December  31,  2002

     Audit  Fees(a)             $     80,100            $     68,900

     Audit-Related  Fees(b)     $       --              $       --

     Tax  Fees(c)               $     15,800            $      8,000

     All  Other  Fees(d):       $     13,100            $     11,000

(a) Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission ("SEC").

(b) For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2003, and 2002, respectively.

(c) For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2003 and 2002, respectively.

(d) For services in respect of any and all other reports as required by the SEC and other governing agencies.

     (5)(i) Our audit committee approves the terms of engagement before we engage Grant Thornton for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by the audit committee. These pre-approval policies and procedures are detailed as to the category of service and the audit committee is kept informed of each service provided. These policies and procedures, and the work performed pursuant thereto, do not include delegation any delegation to management of the audit committees responsibilities under the Securities Exchange Act of 1934.

     (5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2003 (and the seven months ended December 31, 2002) were: Audit-Related Fees 74% (78%); Tax Fees 14% (9%); and All Other Fees 12% (13%).

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES,  REPORTS AND FORMS 8-K.

(a)  Financial  Statements  and  Exhibits

(1)  The  following  financial  statements  are filed as a part of the Report in
     Item  8:

     Consolidated  Financial  Statements                               Page  No.
                                                                       ---------
     U.S.  Energy  Corp.  and  Subsidiaries

     Report  of  Independent  Public  Accountants
     Grant  Thornton  LLP . . . . . . . . . . . . . . . . . . . . . . . . . . 53

     Consolidated  Balance  Sheets  -  December  31,  2003,  and
     December  31,  2002  and  May  31,  2002 . . . . . . . . . . . . . . .54-55

     Consolidated  Statements  of  Operations
     for  the  Year  Ended  December  31,  2003,  the
     Seven  Months  Ended  December  31,  2002
     and  the  Years  Ended  May  31,  2002  and  2001. . . . . . . . . . .56-57

     Consolidated  Statements  of  Shareholders'  Equity
     for  the  Year  Ended  December  31,  2003,
     the  Seven  Months  Ended  December  31,  2002,
     and  the  Years  Ended  May  31,  2002  and  2001. . . . . . . . . . .58-61

     Consolidated  Statements  of  Cash  Flows
     for  the  Year  Ended  December  31,  2003,
     the  Seven  Months  Ended  December  31,  2002,
     and  the  Years  Ended  May  31,  2002  and  2001. . . . . . . . . . .62-64

     Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . 65-102

     Report  of  Independent  Certified
     Public  Accountants  on  Schedule. . . . . . . . . . . . . . . . . . . .103

     Schedule  II  -  Valuation  and  Qualifying  Accounts. . . . . . . . . .104

(2) All other schedules have been omitted because the required information in inapplicable or is shown in the notes to financial statements.

(3)  Exhibits



     SEQUENTIAL

EXHIBIT NO.   TITLE OF EXHIBIT                                                  PAGE NO.
------------  ----------------                                                  --------
    3.1       USE Restated Articles of Incorporation.  . . . . . . . . . . . .       [2]

    3.1(a)    USE Articles of Amendment to
              Restated Articles of Incorporation . . . . . . . . . . . . . . .       [4]

    3.1(b)    USE Articles of Amendment (Second) to
              Restated Articles of Incorporation
              (Establishing Series A Convertible Preferred Stock . . . . . . .       [9]




    3.1(c)    Articles of Amendment (Third) to
              Restated Articles of Incorporation
              (Increasing number of authorized shares) . . . . . . . . . . . .      [14]

    3.1(d)    Articles of Amendment to the Articles
              of Incorporation of Rocky Mountain Gas, Inc.
              (to establish Series A Preferred Stock in March 2004). . . . . .         *

    3.2       USE Bylaws, as amended through April 22, 1992. . . . . . . . . .       [4]

    4.1       Amendment to USE 1998 Incentive Stock Option Plan .. . . . . ..       [11]

    4.2       USE 1998 Incentive Stock Option Plan
              and Form of Stock Option Agreement . . . . . . . . . . . . . . .       [8]

    4.3-4.8   [intentionally left blank]

    4.9       Form of USE Warrant held by investors in RMG
              (Caydal, LLC-31,250, Karns-6,250, Monahan/Cotner-1,875,
              Van Buren-1,250, 2nd McCaughey-6,250). . . . . . . . . . . . . .      [23]

    4.10      [intentionally left blank]

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

              Summary of Rights, which will be sent to all holders
              of record of the outstanding shares of Common Stock
              of the registrant, also included as an exhibit to the
              Rights Agreement.. . . . . . . . . . . . . . . . . . . . . . . .      [12]

    4.12-4.20 [intentionally left blank]

    4.21      USE 2001 Officers' Stock Compensation Plan . . . . . . . . . . .      [18]

    4.22-4.23 [intentionally left blank]

    4.24      Form of warrant held by
              Sanders Morris Harris, Inc.. . . . . . . . . . . . . . . . . . .      [23]

    4.25      [intentionally left blank]

    4.26      Exchange Agreement (for conversion
              of RMG shares into USE shares) . . . . . . . . . . . . . . . . .      [23]

    4.26(a)   Form of Amendment to Exchange Agreement
              (Caydal and McCaughey) . . . . . . . . . . . . . . . . . . . . .      [23]




    4.26(b)   Form of Amendment to Exchange Agreement
              (Karns, Monahan/Cotner,Van Buren). . . . . . . . . . . . . . . .      [23]

    4.27      Form of warrant held by
              McKim & Company- 19,500 and John Schlie-3,000. . . . . . . . . .      [23]

    4.28      Amendment to Secured Convertible Note (Caydal) . . . . . . . . .      [23]

    4.29      Amendment to Secured Convertible Note (Tsunami) .. . . . . . . .      [23]

    4.30      Form of Warrant (issued to mezzanine credit facility lenders). .         *

    10.1      USECC Joint Venture Agreement. . . . . . . . . . . . . . . . . .       [1]

    10.2      Management Agreement with USECC. . . . . . . . . . . . . . . . .       [3]

  10.3-10.60  [intentionally left blank]

    10.61     Closing Agreement - Addendum to Agreement
              for Purchase and Sale of Assets (see Exhibit 10.62). . . . . . .      [11]

    10.62     Agreement for Purchase and Sale of Assets
              (Rocky Mountain Gas, Inc. and Quantum Energy LLC). . . . . . . .       [9]

    10.63     Purchase and Sale Agreement
              CCBM, Inc. (subsidiary of Carrizo Oil & Gas, Inc.)
              and Rocky Mountain Gas, Inc. . . . . . . . . . . . . . . . . . .      [16]

    10.64     [intentionally left blank]

    10.65     Convertible Promissory Note and
              Security Agreement dated May 30, 2002. . . . . . . . . . . . . .      [17]

    10.66     Convertible Promissory Note and
              Security Agreement dated November 19, 2002 . . . . . . . . . . .      [19]

    10.67     Contribution and Subscription Agreement (to which
              RMG, Pinnacle Gas Resources and others are parties). . . . . . .      [22]

    10.68     Purchase and Sale Agreement, with three amendments
              (for purchase of Hi - Pro assets). . . . . . . . . . . . . . . .      [24]

    10.69     Credit Agreement (mezzanine credit facility with
              Petrobridge Investment Management) . . . . . . . . . . . . . . .      [24]

    10.70     Stock Purchase Agreement (sale of stock of subsidiary Canyon
              Resources, Inc., owner of Utah commercial properties). . . . . .         *

     14.0     Code of Ethics . . . . . . . . . . . . . . . . . . . . . . . . .         *

     21.1     Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . .      [11]




     23.0     Consent of Netherland, Sewell & Associates, Inc., independent
              petroleum engineers. . . . . . . . . . . . . . . . . . . . . . .         *

     31.1     Certification under Rule 13a-14(a) John L. Larsen. . . . . . . .         *

     31.2     Certification under Rule 13a-14(a) Robert Scott Lorimer. . . . .         *

     32.1     Certification under Rule 13a-14(b) John L. Larsen. . . . . . . .         *

     32.2     Certification under Rule 13a-14(b) Robert Scott Lorimer. . . . .         *



*    Filed  herewith
_____________



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

[5]  Intentionally  left  blank.

[6]  Intentionally  left  blank.

[7]  Intentionally  left  blank.

[8] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, filed September 14, 1998.

[9] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000, filed September 13, 2000.

[10] Intentionally  left  blank.

[11] Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended on May 31, 2001, filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002.

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

[15] Intentionally  left  blank.

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

[20] Intentionally  left  blank.

[21] Intentionally  left  blank.

[22] Incorporated by reference from the exhibit filed with the Registrant's Form
     8-K,  filed  July  15,  2003

[23] Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-110882), filed December 3, 2003.

[24] Incorporated by reference from the exhibit filed with the Registrant's Form
     8-K,  filed  March  5,  2004.

_________________

     (b)  Reports  on  Form  8-K.

          In the last quarter of 2003, the Registrant filed four Reports on Form 8-K, all for Item 5 events, on November 5, 12 and 20, and December 24, 2003.

     (c)  See  paragraph  a(3)  above  for  exhibits.

     (d) Financial statement schedules, see paragraph (a)(1) above. No other financial statements are required to be filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         U.S.  ENERGY  CORP.  (Registrant)


Date:  March  26,  2004               By:  /s/  John  L.  Larsen
                                         ---------------------------------------
                                         John L. Larsen, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March  26,  2004               By:  /s/  John  L.  Larsen
                                         ---------------------------------------
                                         John  L.  Larsen,  Director


Date:  March  26,  2004               By:  /s/  Keith  G.  Larsen
                                         ---------------------------------------
                                         Keith  G.  Larsen,  Director


Date:  March  26,  2004               By:  /s/  Harold  F.  Herron
                                         ---------------------------------------
                                         Harold  F.  Herron,  Director


Date:  March  26,  2004               By:  /s/  Don  C.  Anderson
                                         ---------------------------------------
                                         Don  C.  Anderson,  Director


Date:  March  26,  2004               By:  /s/  Nick  Bebout
                                         ---------------------------------------
                                         Nick  Bebout,  Director


Date:  March  26,  2004               By:  /s/  H.  Russell  Fraser
                                         ---------------------------------------
                                         H.  Russell  Fraser,  Director

Date:  March  26,  2004               By:  /s/  Michael  T.  Anderson
                                         ---------------------------------------
                                         Michael  T.  Anderson,  Director

Date:  March  26,  2004               By:  /s/  R.  Scott  Lorimer
                                         ---------------------------------------
                                         Robert  Scott  Lorimer,
                                         Principal  Financial  Officer/
                                         Chief  Accounting  Officer