Form 10-Q
period 2004-03-31
US ENERGY CORP
filed 2004-05-24
CIK 101594

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2004 or
[ ]  Transition  report  pursuant  to  section  13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from            to
                                                         ----------    ---------

Commission  file  number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

                  Wyoming                                     83-0205516
---------------------------------------------     ------------------------------
     (State  or  other  jurisdiction  of                  (I.R.S.  Employer
     incorporation  or  organization)                    Identification  No.)

     877  North  8th  West,  Riverton,  WY                   82501
---------------------------------------------     ------------------------------
(Address  of  principal  executive  offices)               (Zip  Code)

Company's telephone number, including area code:          (307)  856-9271
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES X NO
                                     ---   ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                   YES   NO X
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding  at  May  24,  2004
--------------------------------             -----------------------------------
Common  stock,  $.01  par  value                      13,965,250  Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART  I.  FINANCIAL INFORMATION

ITEM  1.  Financial Statements.

          Condensed Consolidated Balance Sheets (Unaudited)
            March 31, 2004 and December 31, 2003 . . . . . . . . . . . . .   3-4

          Condensed Consolidated Statements of
            Operations (Unaudited) for the Three Months Ended
            March 31, 2004 and 2003. . . . . . . . . . . . . . . . . . . .   5-6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2004 and 2003 . . . . . . . . . .   7-8

          Notes to Condensed Consolidated (Unaudited)
            Financial Statements . . . . . . . . . . . . . . . . . . . . .  9-14

ITEM  2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . .   15-20

ITEM  3.  Quantitative and Qualitative Disclosures About Market Risk . .   20-21

ITEM  4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .   21-22

PART  II. OTHER INFORMATION

ITEM  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    23

ITEM  2.  Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities . . . . . . . . . . . . . . . . . . . . .    23

ITEM  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    24

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

          Certifications . . . . . . . . . . . . . . . . . . . . . . . .   26-29

                          PART 1. FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                                 March 31,      December 31,
                                                                    2004            2003
                                                               --------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents                                    $   4,196,900   $   4,084,800
  Accounts receivable
    Trade, net of allowance of $27,800                               716,300         300,900
    Affiliates                                                        16,200          96,800
  Current portion of long-term notes receivable, net                  30,200         102,500
  Prepaid expenses                                                   721,100         584,700
  Inventories                                                        139,800          21,700
                                                               -------------   -------------
    Total current assets                                           5,820,500       5,191,400

INVESTMENTS:
  Non-affiliated company                                             957,700         957,700
  Restricted investments                                           6,842,700       6,874,200
                                                               --------------  --------------
    Total investments and advances                                 7,800,400       7,831,900

PROPERTIES AND EQUIPMENT:                                         20,778,500      14,088,500
  Less accumulated depreciation,
    depletion and amortization                                    (7,189,900)     (6,901,400)
                                                               --------------  --------------
    Net property and equipment                                    13,588,600       7,187,100

OTHER ASSETS:
  Note receivable, less current portion                            2,955,900       2,950,600
  Deposits and other                                                 665,200         768,700
                                                               --------------  --------------
    Total other assets                                             3,621,100       3,719,300
                                                               --------------  --------------
  Total assets                                                 $  30,830,600   $  23,929,700
                                                               ==============  ==============


            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 31,      December 31,
                                                                    2004            2003
                                                               --------------  --------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $   1,771,300   $     977,500
  Asset retirement obligations                                       642,700              --
  Current portion of long-term debt                                  603,400         932,200
                                                               --------------  --------------
    Total current liabilities                                      3,017,400       1,909,700

LONG-TERM DEBT                                                     4,643,000       1,317,600

ASSET RETIREMENT OBLIGATIONS                                       6,994,300       7,264,700

OTHER ACCRUED LIABILITIES                                          2,324,000       2,158,600

DEFERRED GAIN ON SALE OF ASSET                                     1,295,700       1,295,700

MINORITY INTERESTS                                                 2,524,100         496,000

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,  $.01 par value
  465,880 shares issued, forfeitable until earned                  2,726,600       2,726,600

PREFERRED STOCK,
  $.01 par value; 100,000 shares authorized
  No shares issued or outstanding;                                        --              --

SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; unlimited shares authorized;
    13,646,145 and 12,824,698 shares issued respectively             136,500         128,200
  Additional paid-in capital                                      55,545,400      52,961,200
  Accumulated deficit                                            (44,848,000)    (43,073,000)
  Accumulated other comprehensive loss                              (252,300)             --
  Treasury stock at cost,
    971,306 and 966,306 shares respectively                       (2,785,600)     (2,765,100)
  Unallocated ESOP contribution                                     (490,500)       (490,500)
                                                               --------------  --------------
    Total shareholders' equity                                     7,305,500       6,760,800
                                                               --------------  --------------
  Total liabilities and shareholders' equity                   $  30,830,600   $  23,929,700
                                                               ==============  ==============

            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three months ended
                                              March 31,
                                      --------------------------

                                          2004          2003
                                      ------------  ------------
OPERATING REVENUES:
  Real estate operations              $    51,200   $   171,500
  Gas sales                               593,400       140,000
  Management fees and other               222,900       113,600
                                      ------------  ------------
                                          867,500       425,100

OPERATING COSTS AND EXPENSES:
  Real estate operations                   77,500        80,500
  Gas operations                          741,400       150,800
  Mineral holding costs                   389,200       303,000
  General and administrative            1,530,700       999,300
                                      ------------  ------------
                                        2,738,800     1,533,600
                                      ------------  ------------

OPERATING LOSS:                        (1,871,300)   (1,108,500)

OTHER INCOME & EXPENSES:
  Loss on sales of assets                      --        (5,000)
  Gain on sale of investment              279,200            --
  Interest income                          60,900       172,400
  Interest expense                       (284,400)     (227,100)
                                      ------------  ------------
                                           55,700       (59,700)
                                      ------------  ------------

LOSS BEFORE MINORITY INTEREST,
  PROVISION FOR INCOME TAXES,
  DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE:                   (1,815,600)   (1,168,200)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES                40,600        37,700
                                      ------------  ------------

LOSS BEFORE PROVISION FOR INCOME
  TAXES DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                 (1,775,000)   (1,130,500)

            See accompanying notes to condensed financial statements.


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three months ended
                                              March 31,
                                      --------------------------

                                          2004          2003
                                      ------------  ------------

PROVISION FOR INCOME TAXES                     --            --
                                      ------------  ------------

NET LOSS FROM
  CONTINUING OPERATIONS                (1,775,000)   (1,130,500)

DISCONTINUED OPERATIONS,
  NET OF TAX                                   --      (176,400)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                            --     1,615,600
                                      ------------  ------------

NET (LOSS) INCOME:                    $(1,775,000)  $   308,700
                                      ============  ============

NET (LOSS) INCOME  PER SHARE BASIC
  FROM CONTINUED OPERATIONS                 (0.14)        (0.10)
  FROM DISCONTINUED OPERATIONS                 --         (0.02)
  FROM EFFECT OF
    ACCOUNTING CHANGE                          --          0.15
                                      ------------  ------------
                                      $     (0.14)  $      0.03
                                      ============  ============

NET (LOSS) INCOME  PER SHARE DILUTED
  FROM CONTINUED OPERATIONS                 (0.14)        (0.10)
  FROM DISCONTINUED OPERATIONS                 --         (0.02)
  FROM EFFECT OF
    ACCOUNTING CHANGE                          --          0.15
                                      ------------  ------------
                                      $     (0.14)  $      0.03
                                      ============  ============

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                   12,319,657    10,881,394
                                      ============  ============

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                   12,319,657    11,385,593
                                      ============  ============

            See accompanying notes to condensed financial statements.

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Three months ended
                                                                                March 31,
                                                                        --------------------------

                                                                            2004          2003
                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     $(1,775,000)  $   308,700
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Minority interest in loss of consolidated subsidiaries                (40,600)      (37,700)
      Depreciation and amortization                                         288,500       170,400
      Accretion of asset retirement obligations                              71,800        91,600
      Noncash services                                                        3,300       105,800
      Amortization of debt discount                                         172,400       131,200
      (Gain) loss on sale of assets or investments                         (279,200)        5,000
      Noncash cumulative effect of accounting change                             --    (1,615,600)
      Noncash compensation                                                  157,000       133,600
      Net changes in assets and liabilities; net of business acquired        95,600      (233,600)
                                                                        ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (1,306,200)     (940,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of properties                                              (4,372,500)           --
  Exploration of coalbed methane gas properties                             (40,500)      (29,300)
  Proceeds from sale of gas interests                                       158,400       375,000
  Proceeds from sale of property and equipment or investments               279,200         6,300
  Net change in restricted investments                                       31,500        26,500
  Purchase of property and equipment                                       (162,900)       (1,200)
  Net change in investments in affiliates                                        --            --
                                                                        ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (4,106,800)      377,300

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                    350,000        52,400
  Proceeds from issuance of stock by subsidiary                           2,068,700            --
  Proceeds from third party debt                                          3,184,700         2,600
  Repayments of third party debt                                            (78,300)     (109,300)
                                                                        ------------  ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                    5,525,100       (54,300)
                                                                        ------------  ------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                                 112,100      (617,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          4,084,800     1,741,000
                                                                        ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 4,196,900   $ 1,123,400
                                                                        ============  ============

            See accompanying notes to condensed financial statements.



                       U.S. ENERGY CORP. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three months ended
                                                                                March 31,
                                                                        --------------------------

                                                                            2004          2003
                                                                        ------------  ------------

SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                                       $        --   $        --
                                                                        ============  ============

  Interest paid                                                         $   112,000   $    95,900
                                                                        ============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Initial valuation of new asset retirement obligations                 $   372,100   $        --
                                                                        ============  ============

  Accumulated comprehensive loss                                        $   252,300   $        --
                                                                        ============  ============

  Acquisition of assets through issuance of debt                        $        --   $    26,300
                                                                        ============  ============

  Acquisition of assets through issuance of stock                       $ 1,396,200   $        --
                                                                        ============  ============

  Issuance of stock as deferred compensation                            $        --   $   151,900
                                                                        ============  ============

  Issuance of stock to satisfy debt                                     $   500,000   $        --
                                                                        ============  ============

  Issuance of stock for retired employees                               $        --   $   435,200
                                                                        ============  ============

  Issuance of stock for services                                        $        --   $    84,000
                                                                        ============  ============

  Satisfaction of receivable - employee
    with stock in company                                               $    20,500   $    20,500
                                                                        ============  ============

            See accompanying notes to condensed financial statements.

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1) The Condensed Consolidated Balance Sheet as of March 31, 2004 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2003 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principal in 2003) necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

     2) Certain reclassifications have been made in the December 31, 2003 Financial Statements to conform to the classifications used in the March 31, 2004 Financial Statements.

     3) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 Form 10-K. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     4) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx")(90%); Crested Corp. ("Crested")(71.5%); Plateau Resources Limited ("Plateau")(100%); Sutter Gold Mining Co. ("SGMC")(78.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. ("FNG")(50.9%); Rocky Mountain Gas, Inc. ("RMG")(88.5%), and the USECC joint venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

     5) Components of Properties and Equipment at March 31, 2004 consist of coalbed methane properties, land, buildings and equipment.



                                                    Accumulated
                                                    Amortization

                                       Cost       and Depreciation    Net Value
                                    -----------  ------------------  -----------

Coalbed methane and oil properties  $ 9,429,000  $      (1,070,700)  $ 8,358,300
Buildings, land and equipment        11,349,500         (6,119,200)    5,230,300
                                    -----------  ------------------  -----------
                                    $20,778,500  $      (7,189,900)  $13,588,600
                                    ===========  ==================  ===========

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     6) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share, is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings
(loss) per share, because they are antidilutive. These options and warrants totaled 4,498,835 and 4,955,472 at March 31, 2004 and March 31, 2003, respectively. Stock options and warrants have a weighted average exercise price of $2.96 and $2.91 per share at March 31, 2004 and March 31, 2003, respectively. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are antidilutive. They total 222,222 and 444,444 shares at March 31, 2004 and December 31, 2003, respectively, with a conversion price of $2.25.

     7) The Company has shut down the mine properties for which it is responsible for the reclamation expense. These expenses are scheduled to be completed over the next several years. Estimated future reclamation costs are based upon the Company's best engineering estimates and legal and regulatory requirements.

     The Company accounts for the reclamation obligation of these properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut-down mining properties as of the date that the liability is incurred. The statement further requires the Company to review the liability each quarter and determine its accurateness as well as accrete the total liability on a quarterly basis for the full value of the liability.

     The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut-down mining properties, it has no remaining book value for these properties. All accretion amounts will therefore be expensed in the quarter in which they are recorded.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

          Balance December 31, 2003         $ 7,264,700
          Addition to Liability                 372,100
          Liability Settled                     (71,600)
          Accretion Expense                      71,800
                                            -----------
          Balance March 31, 2004            $ 7,637,000
                                            ===========

     8) The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, any deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation will be amortized over the vesting period of each option. There were no options granted to employees under the two plans during the three months ended March 31, 2004.

     9) The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

     10) The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2004. In addition, we have used, rather than provided, cash in our operations.

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

     On July 30, 2003, the Company received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, the Company filed a Notice of Cross-Appeal to the 10th Circuit. As of April 30, 2004, all briefs from both parties had been filed with the 10th Circuit Court of Appeals. It is not known when or if the 10th Circuit Court of Appeals will hear oral arguments or when it will make its ruling. In the event the Company should prevail, the receipt of this cash would provide significant working capital to the Company.

     We continue to pursue several items that will help us meet our future cash needs. We are aggressively pursuing our claims against Nukem. We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance our continuing operations. Although there is no assurance that funding will be available or that the outcome in the Nukem litigation will be positive; we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

     11) During the three months ended March 31, 2004, the Company issued 233,667 shares of common stock as payment of principal and interest to the Caydal company to settle the note due Caydal. The Company issued 100,000 shares of common stock and 250,000 warrants to purchase common stock to an accredited investor in a private placement. The Company issued 108,613 shares of common stock in exchange for 111,111 shares of Rocky Mountain Gas stock as part of a provision given to an accredited investor when it invested in Rocky Mountain Gas common stock. The Company issued 366,667 shares of common stock and 318,465 common stock warrants in the purchase of producing coal bed methane properties (See note 14). The Company issued 12,500 shares of common stock to five employees under the 2001 Stock Award Program, which was approved by the shareholders in a vote at the 2002 shareholder's meeting.

     The dollar values of the issuances were $525,600 to settle the principal and interest due Caydal; $350,000 from the private placement to an accredited investor; $282,900 on the exchange of Rocky Mountain Gas stock to USE stock; $1,396,200 on the purchase of the producing coalbed methane properties, and $37,800 under the 2001 Stock Award Program.

     12) On January 30, 2004, the Company, through its subsidiary Rocky Mountain Gas, Inc. purchased the producing, and non-producing properties of the Hi-Pro company in the Powder River Basin of Wyoming. The operations of the properties are included in the operations of the Company subsequent to January 30, 2004 (See the 8-K/A filed on April 15, 2004 for further information on the Hi-Pro transaction). The terms of the purchase were as follows:

     -   $  776,700  cash paid by RMG, $75,000 of which was non-refundable as of
                     December  31,  2003.
     -   $  588,000  net  revenues  from November 1, 2003  to December 31, 2003, which  were  retained  by  Hi-Pro.(1)
     -   $  500,000  by  USE's  30  day  promissory  note  (secured  by  166,667 restricted shares of USE common stock, valued at $3.00 per share).(2)
     -   $  600,000  by  200,000  restricted shares  of USE common stock (valued at $3.00  per  share).(3)
     -   $  700,000  by 233,333 restricted shares of RMG common stock (valued at
                     $3.00  per  share).(4)
     -   $3,635,000  cash, loaned to RMG I under the credit facility agreement.
         ----------
     -   $6,800,000
---------------------------

     (1) RMG I paid all January operating costs at closing. Net revenues from the purchased properties for January 2003 were credited to RMG I's obligations under the credit facility agreement. These net revenues were considered by the parties to be a reduction in the purchase price which RMG I otherwise would have paid at the January 30, 2004 closing.
     (2) Pursuant to the terms of the promissory note, USE issued 166,667 shares as payment in full of this obligation during the first quarter of 2004.
     (3) USE agreed to file a resale registration statement with the SEC to cover public resale of these 200,000 shares.
     (4) From November 1, 2004 to November 1, 2006, the RMG shares shall be convertible at Hi-Pro's sole election into restricted shares of common stock of USE. The number of USE shares to be issued to Hi-Pro shall equal (A) the number of RMG share to be converted, multiplied by $3.00 per shares, divided by (B) the average closing sale price of the shares of USE for the 10 trading days prior to notice of conversion. The conversion right is exercisable cumulatively, as to at least 16,666 RMG shares per conversion.

     The Company purchased these properties to continue its entry into the coalbed methane gas business and accounted for as a purchase transaction with the estimated fair value of assets and liabilities assumed in the acquisition as follows:

     Estimated  fair  value  of  assets  acquired
        Current  assets                                  $   639,400
        Oil  and  gas  properties                          6,498,300
        Other  property  and  equipment                      146,700
        Other  long  term  assets                            145,000
                                                         -----------
           Total  assets  acquired                         7,429,400

     Estimated  fair  value  of  liabilities  assumed
        Current  liabilities                             $   884,800
        Asset  retirement  obligation                        372,100
                                                         -----------
           Total  liabilities  assumed                     1,256,900
                                                         -----------
     Net  assets  acquired                               $ 6,172,500
                                                         ===========

     Pro Forma (Unaudited) Statement of Operations, including the purchase of the Hi-Pro properties for the periods ended March 31, 2004 and 2003 as if the acquisition had been consummated immediately for the Company prior to January 1, 2003. The Pro Forma results are not indicative of future results.



                                           Pro Forma  Unaudited)
                                       Three months ended March 31,

                                             2004         2003
                                         ------------  -----------

Revenues                                 $ 1,169,400   $1,503,600
Net Loss from continuing operations      $(1,565,000)  $ (423,100)
Net (loss) income                        $(1,565,000)  $1,016,100
Net (loss) earnings per share basic      $     (0.13)  $     0.09
Net (loss) earnings per share - diluted  $     (0.13)  $     0.08

     RMG financed $3.7 million of the cash component from a recently established $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. The properties acquired from Hi-Pro serve as the sole collateral for the credit facility. As defined by the agreement, terms under the credit facility include the following:
(1) Advances under the credit facility are subject to lender's approval; (2) All revenues from oil and gas properties securing the credit facility will be paid to a lock box controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expense will require approval by the lender before distributions are made; and (3) The Company must maintain certain financial ratios and production volume, among other things. At March 31, 2004, RMG was not in compliance with one financial covenant. A waiver was granted for this reporting period by the lender and management believes that the Company will be in compliance at the next reporting date. In the event RMG is not in compliance at the next reporting date, approximately $3,300,000 of long term debt would be reclassified as current debt and due on demand if waivers are not granted.

     13) Hedging Activities. The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, the Company has entered into certain derivative instruments. The Company's derivative instruments covered approximately 81% of net gas sales for the period ended March 31, 2004. All derivative instruments have been entered into and designated as cash flow hedges of gas price risk and not for speculative or trading purposes. As of March 31, 2004, the Company's derivative instruments were comprised of swaps. For swap instruments, the Company receives
(pays) a fixed price for the hedged commodity and pays (receives) a floating market price, as defined in each instrument, to the counterparty. These instruments have been designated and have qualified as cash flow hedges.

     The carrying values of these instruments are equal to the estimated fair values. The fair values of the derivative instruments were established using appropriate future cash flow valuation methodologies. The actual contribution to future results of operations will be based on the market prices at the time of settlement and may be more or less than fair value estimates used at March 31, 2004.

     Hedging activities included in the condensed statement of operations were nominal during the period ended March 31, 2004. The Company recognized no significant amounts due to hedge ineffectiveness for the quarter ended March 31, 2004. The Company expects to transfer substantially all of the $252,300 balance in accumulated other comprehensive loss, based upon the market prices at March 31, 2004 to earnings during the next 21 months. All forecasted transactions hedged as of March 31, 2004 are expected to occur by December 2005. Approximately 60,000 mmbtu per month are hedged at $4.76 per mmbtu through December 2004 and 30,000 mmbtu per month are hedged at $4.14 per mmbtu through December 2005.

     14) Comprehensive loss. Other comprehensive loss consists primarily of the fair value of derivative instruments. Total comprehensive losses for the three months ended March 31, 2004 was $252,300.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of significant factors, which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

FORWARD  LOOKING  STATEMENTS
----------------------------

     This Report on Form 10Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements. In addition, whenever words like "expect", "anticipate, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

OVERVIEW  OF  BUSINESS

     The Company owns controlling interests in coalbed methane properties in southwest Wyoming and the Powder River Basin in Wyoming and Montana; a uranium mine and mill in southern Utah; uranium mines in central Wyoming; a gold property in California, and various real estate holdings. The coalbed methane business is conducted through our subsidiary, Rocky Mountain Gas, Inc. ("RMG"). The mine properties are all shut-down. All these properties are held in conjunction with the Company's subsidiary, Crested Corp. ("Crested") through the USECC joint venture between the two companies.

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

     Reclamation Liabilities - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the current estimate of the future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

     The Company has reviewed all current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company continues to implement its strategy of entering into the coalbed methane business. Capital resources needed to make this change of business direction have been derived by the issuance of equity; obtaining third party debt and the sale of certain interests in coal bed methane. These capital resources have been used to purchase and operate both developed and undeveloped coalbed methane properties.

     Although operations for the quarter ended March 31, 2004 resulted in a loss, management projects that coalbed methane property operations will become profitable during calendar 2004. In the first quarter 2004, the only gas sales were from the Hi-Pro assets. As expected, initial operating expenses for this field were high and will continue to be high, as we continue to refurbish production equipment to enhance production volumes. A substantial amount of routine maintenance work had been deferred by the Hi-Pro sellers prior to January 30, 2004. Although this is a mature field, efforts through mid-May 2004 to increase production have been successful, and further increases in 2004 are expected. All net operating profits from this field will be applied automatically to pay the mezzanine debt incurred in the purchase transaction.

     Liquidity of the Company improved during the three months ended March 31, 2004 as a result of the financing activities entered into during the quarter. The purchase, exploration and development of coalbed methane properties is a capital intensive business. Continued capital resources will need to be obtained to continue in the coalbed methane business. Management of the Company continues to search for sources of capital to fully develop its undeveloped properties. In addition to equity and debt financings, the Company will continue to seek out industry partners to assist in funding projects.

     Cash reserves on hand at March 31, 2004, are not sufficient to complete all the development plans that the Company is currently contemplating. If sufficient capital resources are not located, the Company will have to implement alternate plans which could include delaying development of certain properties or selling a portion of the Company's coalbed methane property assets.

CAPITAL  RESOURCES

     The primary sources of our capital resources are cash on hand; equity financings; the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation; proceeds under the line of credit; receipt of monthly payments from CCBM, Inc. ("CCBM") for the purchase of an interest in RMG's coalbed methane properties; CCBM funding of drilling and exploration programs; projected production from RMG's coalbed methane properties; receipt of monthly payments from the Cactus Group on the sale of the Ticaboo townsite; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; and the sale of partial ownership interests in exploration properties.

     We  have  been  involved  in  litigation  with  Nukem, Inc. involving Sheep
Mountain Partners, ("SMP") for the past twelve years. On August 1, 2003, the Company and Crested received a Judgment from the U.S. District Court of Colorado in the amount of $20,044,184 against Nukem, Inc. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. The Company also filed a motion to alter and amend certain portions of the Order and Judgment. Both motions were overruled. Nukem filed an appeal and the Company filed a cross-appeal to the 10th Circuit Court of Appeals. Management is optimistic that the ultimate determination will be favorable to the Company. No assurance, however, can be given as to the outcome of this litigation. See Item 1 Part II Legal Proceedings

     As of March 31, 2004, there was a balance of $273,900 available to RMG under the CCBM work commitment. There was also a balance of $704,800 at March 31, 2004 due from CCBM under its purchase agreement. Under the terms of the promissory note, this amount is to be paid at the rate of $52,800 per month until November 2004 at which time a balloon payment of $282,400 is due. These funds will fund a portion of the work plans that the Company anticipates completing during the second and third quarters of 2004. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties.

     During the three months ended March 31, 2004, the Company through RMG signed a credit agreement with a group of mezzanine credit lenders for up to $25,000,000 of loans. The commitment is through June 30, 2006. All borrowings are due three years from the date of funding. The credit facility is available to RMG to purchase and improve coalbed methane properties subject to a development plan. The first draw down, in the amount of $3.7 million, was made at the end of January 2004 to partially fund the purchase of the Hi-Pro
Production LLC. ("Hi-Pro") properties. The Company is currently evaluating additional prospective acquisition targets which will be funded from this credit facility.

     The Company and Crested currently have a $750,000 line of credit with a commercial bank. At March 31, 2004, the entire line of credit was available to the Company and Crested.

     During the three months ended March 31, 2004, operating and investing activities consumed $1,306,200 and $4,106,800, respectively while financing activities provided $5,525,100. These activities are consistent with the Company's stated business plan of entering into the coalbed methane gas business. The capital resources which were obtained through the sale of equity of both the Company and RMG, were used to purchase additional properties and reduce long term debt.

CAPITAL  REQUIREMENTS

     The primary requirement of the Company for capital resources at March 31, 2004 is the funding of the purchase, exploration and development of its coalbed methane properties. Other requirements for capital resources include the maintaining and reclamation of certain mine properties that are currently in a shut-down mode.

PURCHASE  AND  EXPLORATION  OF  COALBED  METHANE  PROPERTIES
------------------------------------------------------------

     During the quarter ended March 31, 2004, the Company through RMG purchased producing and undeveloped coalbed methane properties from Hi-Pro. The purchase price for the properties was $6.8 million subject to certain adjustments. (See
Note 12 above) In addition to the purchase of the coalbed methane properties, certain equipment, tools and inventory were also purchased for a total consumption of cash of $162,900. The Company also expended $40,500 for the development of certain coalbed methane properties.

     During the balance of calendar 2004, the Company will continue to rely on funding under the CCBM work commitment to provide capital for a significant portion of its projected development drilling work on properties other than Hi-Pro. Any drilling or development work that is not covered by the CCBM work commitment, will either be funded through capital resources discussed above or delayed until such time as the necessary capital is obtained.

MAINTAINING  MINERAL  PROPERTIES
--------------------------------

     SMP  URANIUM  PROPERTIES

     The holding costs associated with the uranium properties in Wyoming formerly owned by Sheep Mountain Partners ("SMP"), are approximately $14,000 per month. It is estimated that approximately $142,000 in reclamation work will be completed on the SMP properties during 2004.

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     Plateau owns and maintains the Tony M uranium mine and Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale or entering into a joint venture to operate the uranium mill.

     SUTTER  GOLD  MINING  COMPANY  PROPERTIES  ("SGMC")

     We have one full time equivalent employee at the SGMC properties to preserve the core properties. SGMC is seeking equity financing through a potential merger with a Canadian mining company to develop the property. The commitment of capital resources to the Sutter properties will be held at a minimum until such time as financing is available or the properties are sold.

DEBT  PAYMENTS
--------------

     Debt to non-related parties at March 31, 2004 was $5,246,400. This debt consists of debt owed by RMG I to mezzanine lenders to purchase the Hi-Pro assets of $3.3 million; long term debt related to the purchase of vehicles and a corporate aircraft of $1.5 million, and convertible debt. The commitment of capital resources during the balance of calendar 2004 for equipment debt is $430,700. The convertible debt is a forced conversion to common stock of the Company so will not require any of the Company's capital resources. The mezzanine lenders for the Hi-Pro acquisition sweep all funds from operations of the field to pay interest and principal with the exception of funds to pay (a) lease operating expenses, (b) royalties and (c) production related taxes.

RECLAMATION  COSTS
------------------

     The asset retirement obligations are long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $142,000 of reclamation work on the SMP properties and $500,700 on the southern Utah mine uranium mine properties will be performed during 2004. The Company has submitted a reclamation plan to the Nuclear Regulatory Commission ("NRC") for the reclamation of the Shootaring Uranium Mill. The Company has begun portions of the Shootaring reclamation during 2004.

     The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at March 31, 2004 is $5,189,500, which is reflected on the Balance Sheet. This liability is fully funded by cash investments that are recorded as long term restricted assets.

     The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at March 31, 2004 are $2,075,400 and are covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested.

     The asset retirement obligation on the RMG coalbed methane properties in Wyoming are $372,100. It is not anticipated that any reclamation work will commence on the coalbed methane properties during 2004.

RESULTS  OF  OPERATIONS
-----------------------

     During the three months ended March 31, 2004, the Company recorded a loss of $1,775,000 from continuing operations as compared to a loss of $1,130,500 from continuing operations for the three months ended March 31, 2003.

     Revenues for the three months ended March 31, 2004 were $867,500 as compared to $425,100 for the three months ended March 31, 2003. This increase in revenues of $442,400 was as a result of the increase in gas sales and management fees received by the Company. These increases were directly as a result of the purchase of the Hi-Pro assets during the three months ended March 31, 2004. In addition, the purchase of the Hi-Pro properties resulted in an increase of $590,600 in gas operating expenses.

     With the exception of expenses incurred at the Sutter Gold Mine to complete the permitting process and place the SGMC properties in a position of being able to be merged with an industry partner, the other increases in operating costs and expenses are directly related to the acquisition of the Hi-Pro assets. As a result of the purchase of those assets, the Company has added additional personnel to manage the properties as well as professional staff to direct operations and assess the potential of acquisition targets. The Company also incurred approximately $252,700 in professional services in the Hi-Pro acquisition.

     Other income and expenses for the three months ended March 31, 2004, increased by $115,400 over the same period of the previous year primarily as a result of the sale of Ruby Mining stock for $279,200. The major offset to this increase was an increase in interest expense of $57,300. This increase in interest expense was as a result of interest paid to an investor under a convertible debt which was entered into in a prior year.

     The Company recorded non-cash income of $1,615,600 during the three months ended March 31, 2003, as a result of the implementation of SFAS No. 143. There was no similar non-cash income during the three months ended March 31, 2004.

     During the quarter ended March 31, 2004, the Company recognized a net loss of $1,775,000 or $0.14 per share as compared to net income of $308,700 or $0.03 per share during the three months ended March 31, 2003.

CONTRACTUAL  OBLIGATIONS
------------------------

     The Company has two divisions of contractual obligations as of March 31, 2004: Debt to third parties of $5,246,400, and asset retirement obligations of $7,637,000 which will be paid over a period of five to seven years. During the quarter ended March 31, 2004 the Company incurred new debt of $3,356,700, in the acquisition of the assets of the Hi-Pro company. The Company did an initial valuation of the asset retirement obligation of the acquired assets, of $372,100. The following table shows the schedule of the payments on the debt, and the budgeted retirement of the asset obligations.


                                                Payments due by period
                              -----------------------------------------------------------
                                              Less       One to     Three to    More than
                                            than one     Three        Five        Five
                                 Total        Year       Years       Years       Years
                              -----------  ----------  ----------  ----------  ----------
 Long-term debt obligations     5,246,400     603,400   4,618,600      24,400           -

 Other long-term liabilities    7,637,000     642,700   2,727,200   1,597,900   2,669,200
                              -----------  ----------  ----------  ----------  ----------
   Totals                     $12,883,400  $1,246,100  $7,345,800  $1,622,300  $2,669,200
                              ===========  ==========  ==========  ==========  ==========

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

GAS  HEDGING  ACTIVITIES
------------------------

     Our results of operations and operating cash flows are impacted by changes in market prices for gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into a derivative instrument. As of March 31, 2004, our gas derivative instruments are comprised of swaps. These instruments allow the Company to predict with greater certainty the effective gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, we believe our derivative instrument will continue to be highly effective in achieving the risk management objectives for which they are intended.

     For swap instruments, the Company receives a fixed price for the hedged commodity and pays a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

     In accordance with FASB Interpretation No. 39, the Company nets the value of its derivative arrangements with the same counterparty in the accompanying consolidated balance sheets, to the extent that a legal right of setoff exists.

     Gain or losses from derivative transactions are reflected as adjustments to gas sales on the consolidated statements of operations. Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in gas sales. No ineffectiveness was recorded in the quarter ended March 31, 2004.

     As of March 31, 2004, the Company had the following open gas derivative instruments designed to hedge a portion of our gas production for periods after March 31, 2004:

NATURAL  GAS  (MMBTU):
----------------------



                                  Weighted-     Fair
                                  Average     Value  at
                         Volume    Strike     March  31,
                         Mmbtu     Price        2004
                        -------  ---------   ----------

          Swaps:
             2004       540,000  $    4.76   $ (80,800)
             2005       360,000       4.14    (171,500)
                        -------  ---------   ---------

         Total Gas      900,000              $(252,300)
                                             =========

     The Company has established the fair value of all derivative instruments using appropriate future cash flow valuation methodology. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at March 31, 2004.

     Based upon the market prices as of March 31, 2004, the Company expects to transfer approximately $252,300 of losses included in the balance sheet in accumulated other comprehensive loss to earnings during the next 21 months. All hedged transactions as of March 31, 2004, are expected to mature by December 31, 2005.

     Additional information concerning the fair value of our gas derivative instruments is as follows for the quarter ended March 31, 2004:

     Fair value of contracts outstanding as of January 1            $         --
     Change in fair value of contracts during the quarter                     --
     Contracts realized or otherwise settled during the quarter               --
     Fair value of new contracts when entered into during the quarter  (252,300)
     Fair  value of contracts when closed during the quarter                  --
                                                                    ------------
     Fair  value  of  contracts  outstanding  as  of  March  31     $  (252,300)
                                                                    ============

     Derivative instruments reflected as current in the consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve month period based on market prices for gas as of the consolidated balance sheet date. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of gas may have on the fair value of its commodity hedging instruments. At March 31, 2004, a 10% change in the underlying commodities' prices would change the net liabilities recorded for the Company's hedging instruments by approximately $411,000.

ITEM  4.     CONTROLS  AND  PROCEDURES

     Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) and 15d-

15(e) as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     During the fiscal quarter covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     On July 30, 2003, the Company and Crested received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, the Company filed a Notice of Cross-Appeal to the 10th Circuit. As of April 30, 2004 all briefs from both parties had been filed with the 10th Circuit Court of Appeals. It is not known when or if the 10th Circuit Court of Appeals will hear oral arguments or when it will make its rulings.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2003.

ITEM  2.  CHANGES  IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
          ----------------------------------------------------------------------
SECURITIES
 ---------

     During the three months ended March 31, 2004 the Company issued 233,667 shares of common stock as payment of principal and interest to the Caydal company to settle the note due Caydal.

     The Company issued 100,000 shares of common stock and 250,000 warrants to purchase common stock (at $3.00 per share) to an accredited investor in a private placement. A cash commission of $22,500 was paid to a registered broker-dealer in connection with this transaction.

     The Company issued 108,613 shares of common stock in exchange for 111,111 shares of Rocky Mountain Gas stock as part of a provision given to an accredited investor when it invested in Rocky Mountain Gas common stock.

     The Company issued 366,667 shares of common stock and 318,465 common stock warrants (exercisable at 90% of market price) in the purchase of producing coal bed methane properties (See note 12).

     The Company issued 12,500 shares of common stock to five employees under the 2001 Stock Award Program, which was approved by the shareholders in a vote at the 2002 shareholder's meeting.

     The Company issued to three institutions, who invested $1.8 million in Rocky Mountain Gas Inc., preferred stock and warrants to purchase 150,000 shares of common stock of the Company. A cash commission of $126,000 was paid to a registered broker-dealer in connection with the investment in RMG.

     The dollar values of the issuances were $525,600 to settle the principal and interest due Caydal; $350,000 from the private placement to an accredited investor; $282,700 on the exchange of Rocky Mountain Gas stock to USE stock; $1,396,200 on the stock issued in the purchase of the producing coalbed methane properties, and $37,800 under the 2001 Stock Award Program.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)  Exhibits.
          31.1     Certification under Rule 13a-14(a)  John L. Larsen
          31.2     Certification under Rule 13a-14(a)  Robert Scott Lorimer
          32.1     Certification under Rule 13a-14(b)  John L. Larsen
          32.2     Certification under Rule 13a-14(b)  Robert Scott Lorimer

     (b) REPORTS ON FORM 8-K. The Company filed three reports on Form 8-K for the quarter ended March 31, 2004. The events reported were as follows:

     1. The report filed on March 3, 2004 under Items 2 and 7, referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) purchasing coalbed methane properties in the Power River Basin of Wyoming;

     2. The report filed on March 5, 2004 under Items 2 and 7, referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) purchasing coalbed methane properties in the Power River Basin of Wyoming;

     3. The report filed on March 22, 2004 under Item 5, referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) obtaining equity funding (Series A Preferred Stock) from institutional investors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        U.S.  ENERGY  CORP.
                                        (Company)



Date:  May  24,  2004                   By:  /s/  John  L.  Larsen
                                           -------------------------------------
                                             JOHN  L.  LARSEN,
                                             CHAIRMAN  and  CEO




Date:  May  24,  2004                   By:  /s/  Robert  Scott Lorimer
                                           -------------------------------------
                                             ROBERT  SCOTT  LORIMER
                                             Principal  Financial  Officer  and
                                             Chief  Accounting  Officer

                                  EXHIBIT 31.1
                                  ------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Omitted such paragraph in accordance with SEC instructions contained in SEC release 34-47986;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

     d. Disclosed in this report any change in the resented in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATED  this  24th  day  of  May,  2004.



                                        /s/  John  L.  Larsen
                                        ----------------------------------------
                                        John  L.  Larsen
                                        Chief  Executive  Officer

                                  EXHIBIT 31.2
                                  ------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Omitted such paragraph in accordance with SEC instructions contained in SEC release 34-47986;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

     d. Disclosed in this report any change in the resented in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATED  this  24th  day  of  May,  2004.



                                        /s/  Robert  Scott  Lorimer
                                        ----------------------------------------
                                        Robert  Scott  Lorimer
                                        Chief  Financial  Officer

                                                                    EXHIBIT 32.1



                        Certification of CEO Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Quarterly Report of U.S. Energy Corp. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on May 21, 2004 (the "Report"), John L. Larsen Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                        /s/  John  L.  Larsen
                                        ----------------------------------------
                                        John  L.  Larsen,
                                        Chief  Executive  Officer
                                        May  24,  2004


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

                                                                    EXHIBIT 32.2



                        Certification of CFO Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of U.S. Energy Corp. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on May 21, 2004 (the "Report"), Robert Scott Lorimer, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                        /s/  Robert  Scott  Lorimer
                                        ----------------------------------------
                                        Robert  Scott  Lorimer,
                                        Chief  Financial  Officer
                                        May  24,  2004


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