Form 10-Q
period 2004-06-30
US ENERGY CORP
filed 2004-08-16
CIK 101594

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  quarter  ended  June  30,  2004  or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ____________

Commission  file  number  0-6814

                                U.S. ENERGY CORP.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

                 Wyoming                                 83-0205516
--------------------------------------            ------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification  No.)

    877 North 8th West, Riverton, WY                          82501
--------------------------------------            ------------------------------
(Address of principal executive offices)                    (Zip Code)

Company's telephone number, including area code:           (307) 856-9271
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
                             YES X      NO
                                ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                             YES        NO X
                                ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at August 13, 2004
-------------------------             ---------------------------------------
Common stock, $.01 par value                     14,734,324  Shares

                       U.S. ENERGY CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Condensed Consolidated Balance Sheets (Unaudited)
            June 30, 2004 and  December 31, 2003 . . . . . . . . . . . . . . 3-4

          Condensed Consolidated Statements of
            Operations (Unaudited) for the Three and Six Months Ended
            June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . 5-6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2004 and  2003 . . . . . . . . . . . . 7-8

          Notes to Condensed Consolidated (Unaudited)
            Financial Statements . . . . . . . . . . . . . . . . . . . . .  9-15

ITEM  2.  Management's Discussion and Analysis of
            Financial Condition and Results of  Operations . . . . . . . . 16-22

ITEM  3.  Quantitative and Qualitative Disclosures about Market Risk . . . 22-23

ITEM  4.  Controls and  Procedures . . . . . . . . . . . . . . . . . . . . 23-24

PART  II. OTHER INFORMATION

ITEM  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  25

ITEM  2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity  Securities . . . . . . . . . . . . . . . . . . . . . . . .  25

ITEM  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  26

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

          Certifications . . . . . . . . . . . . . . . . . . . . . . . . . 28-31


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS


                                                        June 30,     December 31,
                                                          2004           2003
                                                      ------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,378,800   $   4,084,800
  Accounts receivable
    Trade, net of allowance of $27,800                    935,600         300,900
    Affiliates                                              9,900          96,800
  Current portion of long-term notes receivable, net       30,200         102,500
  Prepaid expenses                                        644,500         584,700
  Inventories                                             177,300          21,700
                                                      ------------  --------------
    Total current assets                                5,176,300       5,191,400

INVESTMENTS:
  Non-affiliated company                                  957,700         957,700
  Restricted investments                                6,812,800       6,874,200
                                                      ------------  --------------
    Total investments and advances                      7,770,500       7,831,900

PROPERTY AND EQUIPMENT:                                20,879,400      14,088,500
  Less accumulated depreciation,
    depletion and amortization                         (7,575,700)     (6,901,400)
                                                      ------------  --------------
    Net property and equipment                         13,303,700       7,187,100

OTHER ASSETS:
  Note receivable                                       2,955,200       2,950,600
  Deposits and other                                      611,600         768,700
                                                      ------------  --------------
    Total other assets                                  3,566,800       3,719,300
                                                      ------------  --------------
  Total assets                                        $29,817,300   $  23,929,700
                                                      ============  ==============


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                June 30,      December 31,
                                                                  2004            2003
                                                              -------------  --------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $  2,478,500   $     977,500
  Asset retirement obligation                                      642,700              --
  Current portion of long-term debt                              3,801,900         932,200
                                                              -------------  --------------
    Total current liabilities                                    6,923,100       1,909,700

LONG-TERM DEBT                                                   1,320,900       1,317,600

ASSET RETIREMENT OBLIGATIONS                                     7,177,400       7,264,700

OTHER ACCRUED LIABILITIES                                        2,337,300       2,158,600

DEFERRED GAIN ON SALE OF ASSET                                   1,293,400       1,295,700

MINORITY INTERESTS                                                 887,200         496,000

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK,  $.01 par value
  442,740 and 465,880 shares issued,
    forfeitable until earned                                     2,599,000       2,726,600

PREFERRED STOCK,
  $.01 par value; 100,000 shares authorized
  No shares issued or outstanding;                                      --              --

SHAREHOLDERS' EQUITY:
  Common Stock, $.01 par value; unlimited shares authorized;
    14,448,719 and 12,824,698 shares issued respectively           144,500         128,200
  Additional paid-in capital                                    57,582,800      52,961,200
  Accumulated deficit                                          (46,457,200)    (43,073,000)
  Treasury stock at cost,
    972,306 and 966,306 shares respectively                     (2,779,900)     (2,765,100)
  Accumulated comprehensive loss                                  (720,700)             --
  Unallocated ESOP contribution                                   (490,500)       (490,500)
                                                              -------------  --------------
    Total shareholders' equity                                   7,279,000       6,760,800
                                                              -------------  --------------
  Total liabilities and shareholders' equity                  $ 29,817,300   $  23,929,700
                                                              =============  ==============


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     Three months ended           Six months ended
                                          June 30,                    June 30,
                                 --------------------------   ------------------------

                                    2004          2003          2004          2003
                                    ----          ----          ----          ----
OPERATING REVENUES:
  Real estate operations        $    57,400   $    65,300   $   108,600   $   179,400
  Gas sales                         906,400       145,100     1,499,800       285,100
  Management fees and other         403,600        30,900       626,500       144,500
                                ------------  ------------  ------------  ------------
                                  1,367,400       241,300     2,234,900       609,000

OPERATING COSTS AND EXPENSES:
  Real estate operations             60,300        51,000       137,800       131,500
  Gas operations                  1,281,500       140,500     2,022,900       291,300
  Mineral holding costs             447,000       703,600       836,200     1,006,600
  General and administrative      1,321,000     1,765,000     2,851,700     2,764,300
                                ------------  ------------  ------------  ------------
                                  3,109,800     2,660,100     5,848,600     4,193,700
                                ------------  ------------  ------------  ------------

OPERATING LOSS:                  (1,742,400)   (2,418,800)   (3,613,700)   (3,584,700)

OTHER INCOME & EXPENSES:
  Gain on sales of assets            31,800        47,400        31,800        42,400
  Gain on sale of investment        379,200        40,600       658,400        40,600
  Interest income                   107,500       182,100       168,400       354,500
  Interest expense                 (193,700)     (205,300)     (478,100)     (432,400)
                                ------------  ------------  ------------  ------------
                                    324,800        64,800       380,500         5,100
                                ------------  ------------  ------------  ------------

LOSS BEFORE MINORITY INTEREST,
  INCOME TAXES, DISCONTINUED
  OPERATIONS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE:   (1,417,600)   (2,354,000)   (3,233,200)   (3,579,600)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARIES
  AND PERFERRED DIVIDENDS PAID
  TO MINORITY INTEREST             (191,600)      139,900      (151,000)      177,600
                                ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES,
  DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE           (1,609,200)   (2,214,100)   (3,384,200)   (3,402,000)


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three months ended           Six months ended
                                               June 30,                    June 30,
                                       ------------------------     ------------------------

                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------
PROVISION FOR INCOME TAXES                     --            --            --            --
                                      ------------  ------------  ------------  ------------

NET LOSS FROM
  CONTINUING OPERATIONS                (1,609,200)   (2,214,100)   (3,384,200)   (3,402,000)

DISCONTINUED OPERATIONS,
  NET OF TAX                                   --       (17,400)           --      (136,400)

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                            --            --            --     1,615,600
                                      ------------  ------------  ------------  ------------

NET LOSS                              $(1,609,200)  $(2,231,500)  $(3,384,200)  $(1,922,800)
                                      ============  ============  ============  ============

NET LOSS PER SHARE BASIC AND DILUTED
  FROM CONTINUED OPERATIONS           $     (0.13)  $     (0.20)  $     (0.27)  $     (0.31)
  FROM DISCONTINUED OPERATIONS                 --            --            --         (0.01)
  FROM EFFECT OF
    ACCOUNTING CHANGE                          --            --            --          0.14
                                      ------------  ------------  ------------  ------------
                                      $     (0.13)  $     (0.20)  $     (0.27)  $     (0.18)
                                      ============  ============  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                   12,873,194    10,916,971    12,596,426    10,967,229
                                      ============  ============  ============  ============


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                   Six months ended
                                                                       June 30,
                                                                 -----------------------

                                                                  2004          2003
                                                                  ----          -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(3,384,200)  $(1,922,800)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Minority interest in loss of consolidated subsidiaries
        and preferred dividends paid to minority interest         151,000      (177,600)
      Depreciation and amortization                               674,300       342,000
      Accretion of asset retirement obligations                   183,300       183,300
      Noncash services                                             66,400     1,098,900
      Amortization of debt discount                               240,300       262,300
      Gain on sale of assets                                     (690,200)       (8,700)
      Noncash cumulative effect of accounting change                   --    (1,615,600)
      Noncash compensation                                        189,000       133,600
      Net changes in assets and liabilities:                      297,400       748,800
                                                              ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                          (2,272,700)     (955,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Exploration of coalbed methane gas properties                  (142,000)     (134,800)
  Proceeds from sale of gas interests                             167,700     2,586,200
  Proceeds from sale of property and equipment                    690,200        15,300
  Acquisition of properties                                    (4,372,500)           --
  Net change in restricted investments                             61,400       (29,600)
  Purchase of property and equipment                             (171,600)      (30,100)
  Net change in investments in affiliates                              --        46,000
                                                              ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (3,766,800)    2,453,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          350,000       351,500
  Proceeds from issuance of stock by subsidiary                 2,068,700       650,000
  Proceeds from third party debt                                3,671,300         2,600
  Repayments of third party debt                                 (756,500)     (632,700)
                                                              ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       5,333,500       371,400
                                                              ------------  ------------

NET (DECREASE) INCREASE  IN
  CASH AND CASH EQUIVALENTS                                      (706,000)    1,868,600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,084,800     1,741,000
                                                              ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 3,378,800   $ 3,609,600
                                                              ============  ============


                       U.S. ENERGY CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                            Six months ended
                                                               June 30,
                                                         --------------------

                                                            2004       2003
                                                            ----       ----
SUPPLEMENTAL DISCLOSURES:
  Income tax paid                                        $       --  $     --
                                                         ==========  ========

  Interest paid                                          $  478,100  $432,400
                                                         ==========  ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Initial valuation of new asset retirement obligations  $  372,100  $     --
                                                         ==========  ========

  Accumulated comprehensive loss                         $  720,700  $     --
                                                         ==========  ========

  Acquisition of assets through issuance of debt         $       --  $ 26,300
                                                         ==========  ========

  Acquisition of assets through issuance of stock        $1,396,200  $     --
                                                         ==========  ========

  Issuance of stock as deferred compensation             $       --  $151,900
                                                         ==========  ========

  Issuance of stock to satisfy debt                      $  500,000  $100,000
                                                         ==========  ========

  Issuance of stock for retired employees                $       --  $435,200
                                                         ==========  ========

  Issuance of stock for services                         $       --  $ 84,000
                                                         ==========  ========

  Satisfaction of receivable - employee
    with stock in company                                $   20,500  $ 20,500
                                                         ==========  ========

                        U.S. ENERGY CORP. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1) The Condensed Consolidated Balance Sheet as of June 30, 2004, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2003 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principal in 2003) necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

     2) Certain reclassifications have been made in the December 31, 2003 Financial Statements to conform to the classifications used in the June 30, 2004 Financial Statements.

     3) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 Form 10-K. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     4) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx")(90%); Crested Corp. ("Crested")(71.5%); Plateau Resources Limited ("Plateau")(100%); Sutter Gold Mining Co. ("SGMC")(78.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. ("FNG")(50.9%); Rocky Mountain Gas, Inc. ("RMG")(91%), and the USECC joint venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

     5) Components of Properties and Equipment at June 30, 2004, consist of coalbed methane properties, land, buildings and equipment.

                                                     Accumulated
                                                     Amortization
                                         Cost      and Depreciation   Net Value
                                    ------------   --------------   ------------
Coalbed methane and oil properties  $  9,497,600   $  (2,262,700)   $  7,234,900
Buildings, land and equipment         11,381,800      (5,313,000)   $  6,068,800
                                    ------------   --------------   ------------
                                    $ 20,879,400   $  (7,575,700)   $ 13,303,700
                                    ============   ==============   ============

     The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

     6) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share, is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they are antidilutive. These options and warrants totaled 4,458,617 and 4,374,637 at June 30, 2004 and 2003, respectively. Stock options and warrants have a weighted average exercise price of $2.97 and $2.93 per share at June 30, 2004 and 2003, respectively. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are antidilutive. They total 222,222 and 444,444 shares at June 30, 2004 and December 31, 2003, respectively, with a conversion price of $2.25. Shares of RMG common stock convertible to shares of the Company's common stock are excluded from the computation of diluted loss per share because they are antidilutive. As of June 30, 2004, there were 300,000 shares of RMG Series A preferred stock which, at the holders' election, could be converted to shares of the Company's stock. The conversion is tied to market price at the time of conversion but not to be less than $1.50 per share. There were no convertible common shares of RMG outstanding at June 30, 2003.

     7) The Company has shut-down the uranium properties in Wyoming and southern Utah for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

     The Company accounts for the reclamation obligation of these properties and the retirement obligations of its coalbed methane and oil properties pursuant to SFAS No. 143, "Accounting for Asset Retirement Obligation." Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its shut-down uranium properties as of the date that the liability is incurred with a corresponding increase in the properties book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

     The Company deducts any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut-down mining properties, it has no remaining book value for these properties. Any upward revisions of retirement costs, on its mines will therefore be expensed in the quarter in which they are recorded. Retirement obligations related to coalbed methane and oil properties result in increases to the property costs which are depleted over the economic life of the properties.

     The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

     Balance December 31, 2003                    $   7,264,700
     Addition to Liability                              372,100
     Liability Settled                                       --
     Accretion Expense                                  183,300
                                                  -------------
     Balance June 30, 2004                        $   7,820,100
                                                  =============

     8) The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, any deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation will be amortized over the vesting period of each option. There were no options granted to employees under the two plans during the three and six months ended June 30, 2004.

     9) The Company has reviewed recent authorative literature and does not believe that any of those statements will have a material affect on the financial statements of the Company when adopted.

     10) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2004. In addition, the Company has used, rather than provided, cash in our operations.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the condensed consolidated accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, and to succeed in our future operations.

     On July 30, 2003, the Company received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, the Company filed a Notice of Cross-Appeal to the 10th Circuit. Oral Arguments have been set for September 27, 2004 before the 10th Circuit Court of Appeals. In the event the Company should prevail, the receipt of this cash would provide significant working capital to the Company.

     To insure that the Company has adequate cash to satisfy our capital requirements, the Company is working with several different sources for capital resources, including both strategic and financial investors. Although there is no assurance that funding will be available or that the outcome in the Nukem litigation will be positive, we believe that our current business plan, if funded, will significantly improve our operating results and cash flow in the future.

     11) During the six months ended June 30, 2004, the Company issued 233,667 shares of common stock as payment of principal and interest to settle the note due Caydal, LLC ("Caydall"); 108,613 shares of common stock in exchange for 111,111 shares of RMG stock as part of a provision given to an accredited investor when it invested in RMG common stock; 678,888 shares of common stock and 318,465 common stock warrants in the purchase of producing coal bed methane properties (see note 12); 100,000 shares of common stock and 250,000 warrants to purchase common stock to an accredited investor in a private placement; 456,853 shares of common stock to an accredited investment firm in exchange for 300,000 shares of RMG Series A preferred stock; released 21,000 shares of forfeitable shares to a retired employee and 25,000 shares of common stock to five employees under the 2001 Stock Award Program, which was approved by the shareholders during the 2002 shareholder's meeting The investment firms hold an additional 300,000 shares of RMG preferred stock which are convertible to the Company's common stock at 90% of the market value of the Company's common stock when converted. The Company also issued a total of 150,000 common stock purchase warrants to three accredited investment firms as part of their investment in RMG Series A preferred stock.

     The following table details the dollar values received and the number of shares issued.



                                                                    ADDITIONAL
                                                 COMMON STOCK        PAID IN
                                              SHARES      AMOUNT     CAPITAL
                                           ------------  --------  -----------
Balance December 31, 2003                   12,824,698   $128,200  $52,961,200

Debt Retirement                                222,220   $  2,200  $   497,800
  Interest on Debt Retirement                   11,447   $    100  $    25,600

Conversion of RMG Investment                   108,613   $  1,100  $   304,100
  Commission on Investment                                         $   (22,500)

Purchase of Coalbed Methane Property           678,888   $  6,800  $ 1,895,900
  Value of Warrants issued to Lender                               $   193,500

Investment by Accredited Investor              100,000   $  1,000  $   286,000
  Value of Warrants to Investor                                    $    63,000

Conversion of 300,000 RMG
  Series A Preferred Shares                    456,853   $  4,600  $   895,400

Release of Forfeitable Shares                   21,000   $    200  $   121,700

2001 Stock Compensation Plan                    25,000   $    300  $    69,600

Value of RMG Series A Prefered
  Stock Conversion Right                                           $   174,000

Value of Company Warrants attached to RMG
  Series A Preferred Stock                                         $   117,500
                                           ------------  --------  -----------
Balance at June 30, 2004                    14,448,719   $144,500  $57,582,800
                                           ============  ========  ===========


     12) On January 30, 2004, the Company, through its indirect subsidiary RMG I, a 100% owned subsidiary of RMG purchased the producing, and non-producing properties of Hi-Pro Production LLC ("Hi-Pro"), a company in the Powder River Basin of Wyoming. The operations of the properties are included in the operations of the Company subsequent to January 30, 2004 (see the 8-K/A filed on April 15, 2004 for further information on the Hi-Pro transaction). The terms of the purchase were as follows:

     $ 776,700 cash paid by RMG I, $75,000 of which was non-refundable as of December 31, 2003.
     $ 588,000 net revenues from November 1, 2003 to December 31, 2003, which were retained by Hi-Pro.(1)
     $ 500,000 by USE's 30 day promissory note (secured by 166,667 restricted shares of USE common stock, valued at $3.00 per share).(2)

     $ 600,000 by 200,000 restricted shares of USE common stock (valued at $3.00 per share).(3)
     $ 700,000 by 233,333 restricted shares of RMG common stock (valued at $3.00 per share).(4)
     $3,635,000  cash,  loaned  to  RMG  I under the credit facility agreement.
      ---------
     $6,800,000

----------------------------------

     (1) RMG I paid all January operating costs at closing. Net revenues from the purchased properties for January 2003 were credited to RMG I's obligations under the credit facility agreement. These net revenues were considered by the parties to be a reduction in the purchase price which RMG I otherwise would have paid at the January 30, 2004 closing.
     (2) Pursuant to the terms of the promissory note, USE issued 166,667 shares as payment in full of this obligation during the first quarter of 2004.
     (3) USE has filed a resale registration statement with the SEC to cover public resale of these 200,000 shares.
     (4) From November 1, 2004 to November 1, 2006, the RMG shares were convertible at Hi-Pro's sole election into restricted shares of common stock of USE. The number of USE shares to be issued were based upon
          (A) the number of RMG share to be converted, multiplied by $3.00 per shares, divided by (B) the average closing sale price of the shares of USE for the 10 trading days prior to notice of conversion. During the quarter ended June 30, 2004, all of these shares were converted into 312,221 shares of the Company's common stock. The Company has filed a resale registration statement with the Securities and Exchange Commission to cover public resale of these shares.

     RMG I purchased these properties to continue its entry into the coalbed methane gas business and accounted for as a purchase transaction with the estimated fair value of assets and liabilities assumed in the acquisition as follows:

     Estimated fair value of assets acquired
          Current assets                                      $     639,400
          Oil and gas properties                                  6,498,300
          Other property and equipment                              146,700
          Other long term assets                                    145,000
                                                              -------------
               Total assets acquired                              7,429,400

     Estimated fair value of liabilities assumed
          Current liabilities                                 $     884,800
          Asset retirement obligation                               372,100
                                                              -------------
               Total liabilities assumed                          1,256,900
                                                              -------------
     Net assets acquired                                      $   6,172,500
                                                              =============

     Pro Forma (Unaudited) Statement of Operations, including the purchase of the Hi-Pro properties for the periods ended June 30, 2004 and 2003 as if the acquisition had been consummated immediately for the Company prior to January 1, 2003. The Pro Forma results are not indicative of future results.

                                                      Pro  Forma  (Unaudited)
                                                     Three months ended June 30,
                                                         2004           2003
                                                  ------------------------------
     Revenues                                     $   1,367,400   $   1,506,100
     Net Loss from continuing operations          $  (1,742,400)  $  (1,560,800)
     Net (loss) income                            $  (1,609,200)  $  (1,373,500)
     Net (loss) earnings per share basic          $       (0.13)  $       (0.13)
     Net (loss) earnings per share - diluted      $       (0.13)  $       (0.13)


                                                      Pro  Forma  (Unaudited)
                                                     Six months ended June 30,
                                                         2004           2003
                                                  ------------------------------
     Revenues                                     $   2,536,800   $   2,952,300
     Net Loss from continuing operations          $  (3,403,700)  $  (2,877,300)
     Net (loss) income                            $  (3,174,200)  $  (1,215,400)
     Net (loss) earnings per share basic          $       (0.25)  $       (0.11)
     Net (loss) earnings per share - diluted      $       (0.25)  $       (0.11)

     RMG I financed $3.6 million of the cash component from a recently established $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. The properties acquired from Hi-Pro serve as the sole collateral for the credit facility. As defined by the agreement, terms under the credit facility include the following: (1) advances under the credit facility are subject to lender's approval; (2) all revenues from oil and gas properties securing the credit facility will be paid to a lock box controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expense require approval by the lender before distributions are made; and (3) RMG I must maintain certain financial ratios and production volume, among other requirements.

     At June 30, 2004, RMG I was not in compliance with three of the financial covenants under the Petrobridge agreement. The ratios and production figures that RMG I is not in compliance with are:

                                  Terms of Loan               Actual at 6-30-04
                                         ---------------     -------------------
Total Debt to EBITDA              No Greater than 2 to 1          5.2 to 1
EBITDA to Interest and            Not less than 3 to 1            1.8 to 1
Sales Volumes                     230 mmcf per quarter            217mmcf

     A waiver was granted for this reporting period by the lender. Management of RMG I continues to seek solutions in the production of coalbed methane gas to bring the project into compliance. Due to lower than projected sales volumes, the Hi-Pro field will remain out of compliance unless (1) higher prices are realized, (2) costs are reduced and (3) the debt is paid down. Because it is probable that RMG I will not be in compliance with these ratios for the next reporting period the entire $3,300,000 is classified as current debt at June 30, 2004. Should the lender declare the note in default, the only asset available for recourse is the Hi-Pro property owned by RMG I.

     13) Hedging Activities. The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, RMG I has entered into certain derivative instruments. RMG I's derivative instruments covered approximately 84% of net gas sales for the period ended June 30, 2004. All derivative instruments have been entered into and designated as cash flow hedges of gas price risk and not for speculative or trading purposes. As of June 30, 2004, the RMG I's derivative instruments were comprised of swaps. For swap instruments, RMG I receives (pays) a fixed price for the hedged commodity and pays (receives) a floating market price, as defined in each instrument, to the counterparty. These instruments have been designated and have qualified as cash flow hedges.

     The carrying values of these instruments are equal to the estimated fair values. The fair values of the derivative instruments were established using appropriate future cash flow valuation methodologies. The actual contribution to future results of operations will be based on the market prices at the time of settlement and may be more or less than fair value estimates used at June 30, 2004.

     Hedging activities included in the condensed consolidated statement of operations were nominal during the period ended June 30, 2004. All forecasted transactions hedged as of June 30, 2004 are expected to occur by December 2005. Approximately 60,000 mmbtu per month are hedged at $4.76 per mmbtu through December 2004 and 30,000 mmbtu per month are hedged at $4.14 per mmbtu through December 2005.

     14) Comprehensive loss. Other comprehensive loss consists of the fair value of derivative instruments which was a liability of $720,700 at June 30, 2004. Total comprehensive loss for the three and six months ended June 30, 2004 was $2,077,600 and $4,104,900 respectively.

     15) Subsequent Event - On July 30, 2004 the Company signed a Credit Agreement which will allow the Company to borrow up to $3 million for the development of coalbed methane properties and general corporate overhead. The associated promissory note bears interest at 10%, matures in two years and has as security the net interest of the Company in one of the corporate aircraft; RMG's working interest in the Castle Rock coalbed methane properties; the note and mortage from the Cactus Group on the Ticaboo townsite, and 4,333,333 shares of RMG stock owned by the Company.

                        U.S. ENERGY CORP. & SUBSIDIARIES

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------  ----- ----- ----- ----- ----- ----- ----- -
OF  OPERATIONS.
--------------

     The following is Management's Discussion and Analysis of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2004 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

FORWARD LOOKING STATEMENTS
--------------------------

     This Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements. In addition, whenever words like "expect", "anticipate, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

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

     Reclamation Liabilities - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties under SFAS 143 based on the current estimate of the future reclamation costs as determined by internal and external experts. The present value of the obligation is accreted each period as the date of obligation settlement approaches. Changes in estimates of retirement costs or in the timing of cash flows will cause revisions to our estimated liability.

     Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     The Company has reviewed recent authoritative literature and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to implement its strategy of expanding activities in the coalbed methane business. Capital resources have been provided by the issuance of equity; obtaining third party debt; sale of assets, and the sale of interests in coalbed methane properties. These capital resources have been used to purchase and operate both developed and undeveloped coalbed methane properties.

     All production of coalbed methane gas during the six months ended June 30, 2004 was from the producing properties acquired from Hi-Pro Production LLC ("Hi-Pro") during the first quarter of 2004. As expected, initial operating expenses for the Hi-Pro field were high during the first six months of operations. A substantial amount of routine maintenance work had been deferred by the Hi-Pro sellers prior to January 30, 2004. Production to date at the Hi-Pro properties is much lower than initially anticipated by management of RMG.

     All net cash flows from the Hi-Pro production are applied to the payment of interest and principle on the mezzanine debt incurred in the purchase transaction. During the six months ended June 30, 2004, RMG I paid all field operating costs, $171,900 in interest and $486,600 in net principal payments from positive cash flow from the Hi-Pro property. RMG I also borrowed an additional $363,500 for field enhancements. Although the property has had sufficient cash flows to pay field operating costs and service debt, it has made no contribution to the payment of overhead costs. The property has been and remains unprofitable. The Hi-Pro property will not be profitable until one or all of the following occur: (1) higher prices are realized from the sale of coalbed methane gas (2) costs are reduced significantly and (3) debt is repaid, which would reduce interest cost. Lower production has caused RMG I to be out of compliance on its loan covenants. (see note 12) A waiver from these covenants has been obtained for the six months ended June 30, 2004. Because it is probable that RMG I will not be in compliance with these covenants for the next reporting period, the entire debt to purchase the property of $3,300,000 is classified as current. Should the lender place the note in default, the only asset available to it for recovery is the Hi-Pro field owned by RMG I.

     The purchase, exploration and development of coalbed methane properties is a capital intensive business. Continued capital resources will need to be obtained to continue in the coalbed methane business. Management of RMG continues to search for sources of capital to fully develop its undeveloped properties. In addition to equity and debt financings, the Company will continue to seek out industry partners to assist in funding projects.

     Cash and cash equivalents on hand at June 30, 2004, are not sufficient to complete all the coalbed methane exploration and development plans that RMG is currently contemplating. If sufficient capital resources are not located, the Company will have to implement alternate plans which could include delaying development of certain properties or selling a portion of the RMG's coalbed methane assets.

CAPITAL RESOURCES

     The primary sources of our capital resources are cash on hand; equity financings; the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation; proceeds under the line of credit; receipt of monthly payments from CCBM, Inc. ("CCBM") for the purchase of an interest in RMG's coalbed methane properties; projected future production from RMG's coalbed methane properties; receipt of monthly payments from the Cactus Group on the sale of the Ticaboo townsite; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; and the sale of partial ownership interests in exploration properties.

     We have been involved in litigation with Nukem, Inc. involving Sheep Mountain Partners, ("SMP") for the past thirteen years. On August 1, 2003, the Company and Crested received a Judgment from the U.S. District Court of Colorado in the amount of $20,044,184 against Nukem, Inc. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. The Company also filed a motion to alter and amend certain portions of the Order and Judgment. Both motions were overruled. Nukem filed an appeal and the Company filed a cross-appeal to the 10th Circuit Court of Appeals. Oral arguments have been set for September 27, 2004 before a panel of the 10th Circuit Court of Appeals. Management is optimistic that the ultimate determination will be favorable to the Company. No assurance, however, can be given as to the outcome of this litigation. See Item 1 Part II Legal Proceedings.

     During the quarter ended June 30, 2004, CCBM elected to discontinue paying on the Oyster Ridge property. As a result of this decision, CCBM has earned a 25% interest in RMG's ownership in the Oyster Ridge property. However, CCBM elected to continue paying to complete its 6.25% ownership position in the Castle Rock properties of the Powder River basin in Wyoming. As a result of these elections there was a balance of $299,600 due from CCBM at June 30, 2004 under its purchase agreement. Under the terms of the promissory note, this amount is to be paid at the rate of approximately $26,400 per month until November 2004 at which time a balloon payment of $141,200 is due. Receipt of these funds will provide capital to complete a portion of the work that the Company anticipates completing during the balance of 2004. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties.

     During the six months ended June 30, 2004, RMG signed a credit agreement with a group of mezzanine credit lenders for up to $25,000,000 of loans. The commitment is through June 30, 2006. All borrowings are due three years from the date of funding. The credit facility is available to RMG to purchase and improve coalbed methane properties subject to a development plan. The first draw down, in the amount of $3.7 million, was made at the end of January 2004 to partially fund the purchase of the Hi-Pro coalbed methane properties. RMG is currently evaluating additional prospective acquisition targets which may be funded from this credit facility.

     The Company and Crested currently have a $750,000 line of credit with a commercial bank. At June 30, 2004, the entire line of credit was available to the Company and Crested.

     During the six months ended June 30, 2004, operating and investing activities consumed $2,272,700 and $3,766,800, respectively while financing activities provided $5,333,500. These activities are consistent with the Company's stated business plan of entering into the coalbed methane gas business. The capital resources which were obtained through the sale of equity of both the Company and RMG, and third party debt were used to purchase additional properties and reduce long term debt.

CAPITAL REQUIREMENTS

     The primary requirement of the Company for capital resources at June 30, 2004, is the funding of the purchase, exploration and development of its coalbed methane properties. Other requirements for capital resources include the maintaining and reclamation of certain uranium properties that are currently in a shut-down status.

PURCHASE AND EXPLORATION OF COALBED METHANE PROPERTIES
------------------------------------------------------

     During the six months ended June 30, 2004, the Company through RMG I, purchased producing and undeveloped coalbed methane properties from Hi-Pro. The purchase price for the properties was $6.8 million subject to certain adjustments. See Note 12 above. In addition to the purchase of the coalbed methane properties, certain equipment, vehicles, tools and inventory were also purchased for a total $171,600. RMG also expended $142,000 for the development of certain coalbed methane properties.

     During the balance of calendar 2004, the Company has an approximate $1.1 million commitment for its portion of drilling of coal bed methane properties. Certain of these drilling commitments are required to hold leases. CCBM has funded its portion of the drilling commitment under the terms of the contract. The $1.1 million in commitment therefore will need to come from cash on hand, borrowings or the sale of equity. Should the drilling not be completed, the Company may lose those leases.

MAINTAINING MINERAL PROPERTIES
------------------------------

     SMP  URANIUM  PROPERTIES

     The holding costs associated with the uranium properties in Wyoming formerly owned by Sheep Mountain Partners ("SMP"), are approximately $14,000 per month. It is estimated that approximately $116,300 in reclamation work will be completed on the SMP properties during 2004.

     PLATEAU  RESOURCES  URANIUM  PROPERTIES

     Plateau owns and maintains the Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale or entering into a joint venture to operate the uranium mill.

     SUTTER  GOLD  MINING  COMPANY  PROPERTIES  ("SGMC")

     We have one full time employee at the SGMC properties to maintain the core properties. On August 9, 2004, Globemin Resources, Inc. ("Globemin"), a Canadian company, approved the acquisition of SGMC at its shareholders meeting. The closing of the acquisition is subject to acceptance by SGMC shareholders in the third or fourth quarter of 2004. Sutter shareholders who elect to merge with Globemin will submit their shares of SGMC common stock for exchange into common stock of the new company under a voluntary share exchange agreement. The management of SGMC believes that this merger will provide the equity financing necessary to complete the development of the mine, construct a mill and place the property into production. The commitment of capital resources to the Sutter properties will be held at a minimum until such time as financing is available or the properties are sold.

DEBT PAYMENTS
-------------

     Debt to non-related parties at June 30, 2004 was $5,122,800. This debt consists of debt owed by RMG I to mezzanine lenders to purchase the Hi-Pro assets of $3.3 million; long term debt related to the purchase of vehicles and a corporate aircraft of $1.5 million, and convertible debt. The commitment of capital resources during the balance of calendar 2004 for equipment debt is $430,700. The convertible debt is a forced conversion to common stock of the Company so will not require any of the Company's capital resources. The mezzanine lenders for the Hi-Pro acquisition sweep all funds from operations of the field to pay interest and principal with the exception of funds to pay (a) lease operating expenses, (b) royalties and (c) production related taxes. At June 30, 2004, RMG was not in compliance with three of the financial covenants under the Petrobridge agreement. (see note 12) A waiver was granted for this reporting period by the lender. Management of RMG I continues to seek solutions in the production of coalbed methane gas to bring the project into compliance. Because it is probable that RMG I will not be in compliance with these covenants, the entire debt of $3,300,000 is classified as current.

     On July 30, 2004 the Company signed a Credit Agreement which will allow the Company to borrow up to $3 million for the development of coalbed methane properties and general corporate overhead. The associated promissory note bears interest at 10%, matures in two years and has as security the net interest of the Company in the corporate plane; RMG's working interest in the Castle Rock coalbed methane properties; the note and mortage from the Cactus Group on the Ticaboo townsite, and 4,333,333 shares of RMG stock owned by the Company.

RECLAMATION COSTS
-----------------

     The asset retirement obligations are substantially long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $116,300 of reclamation work on the SMP properties and $52,600 on the southern Utah mine uranium mine properties will be performed during 2004. The Company has submitted a reclamation plan to the Nuclear Regulatory Commission
("NRC") for the reclamation of the Shootaring Uranium Mill. The Company has initiated portions of the Shootaring reclamation during 2004.

     The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at June 30, 2004 was $5,156,600, which is reflected on the Balance Sheet. This liability is fully funded by cash investments that are recorded as long term restricted assets.

     The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at June 30, 2004 are $2,249,000 and are covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested.

     The asset retirement obligation on the RMG coalbed methane properties in Wyoming are $392,100. It is not anticipated that any reclamation work will commence on the coalbed methane properties during 2004.

     The asset retirement obligation for SGMC is $22,400 which is covered by a cash bond.

RESULTS OF OPERATIONS
---------------------

     During the three and six months ended June 30, 2004, the Company recorded operating losses of $1,742,400 and $3,613,700 as compared to operating losses of $2,418,800 and $3,584,700 for the three and six months ended June 30, 2003.

     Revenues from operations for the six months ended June 30, 2004, were $2,234,900 as compared to $609,000 for the six months ended June 30, 2003. This increase in revenues of $1,625,900 was as a result of the increase in gas sales and management fees received by the Company. These increases were directly as a result of the purchase of the Hi-Pro assets during the first quarter of 2004. In addition, the purchase of the Hi-Pro properties resulted in an increase of $1,731,600 in gas operating expenses. Although cash flows from gas operations during the six months ended June 30, 2004 were sufficient to pay field operating expenses of $1,264,600, interest of $171,900 and note principal payments of $486,600, operations from the sale of coalbed methane gas resulted in a loss of $523,100. This loss included $489,100 of amortization expense.

     With the exception of expenses incurred at the Sutter Gold Mine to complete the permitting process and place the SGMC properties in a position of being able to be merged with an industry partner, the other increases in operating costs and expenses are directly related to the acquisition of the Hi-Pro assets. As a result of the purchase of those assets, the Company has added additional personnel to manage the properties as well as professional staff to direct operations and assess the potential of acquisition targets. RMG also incurred approximately $252,700 in professional services in the Hi-Pro acquisition.

     Other income and expenses for the six months ended June 30, 2004, increased by $375,400 over the same period of the previous year primarily as a result of the sale of Ruby Mining stock for $410,400 and a gain on the sale of certain real estate investments of $248,000.

     The Company recorded non-cash income of $1,615,600 during the six months ended June 30, 2003, as a result of the implementation of SFAS No. 143. There was no similar non-cash income during the six months ended June 30, 2004.

     During the quarter ended June 30, 2004 revenues increased $1,126,100 over the quarter ended June 30, 2003 to $1,367,400. This increase was a result of revenues and associated revenue from the production and sale of coalbed methane during the three months ended June 30, 2004. The increase in costs and expenses during the quarter ended June 30, 2004 over the quarter ended June 30, 2003 of $449,700 are related to costs associated with the production of coalbed methane. Offsets to these increases were reductions to general and administrative and mine holding costs.

     During the six months ended June 30, 2004, the Company recognized a net loss of $3,384,200 or $0.27 per share as compared to a net loss of $1,922,800 or $0.18 per share during the six months ended June 30, 2003. The primary increase in the loss for the six months ended June 30, 2004 over the loss for the six months ended June 30, 2003 is the recognition of $1,615,600 in non-cash income as a result of an accounting change in 2003.

CONTRACTUAL OBLIGATIONS
-----------------------

     The Company has two divisions of contractual obligations as of June 30, 2004: debt to third parties of $5,122,800, and asset retirement obligations of $7,820,100 which will be paid over a period of five to seven years. During the six months ended June 30, 2004, RMG incurred new debt of $3,356,700, in the acquisition of the assets of the Hi-Pro company. The Company did an initial valuation of the asset retirement obligation of the acquired assets, of $372,100. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.


                                              Less       One to     Three to   More than
                                            than one     Three       Five        Five

                                 Total        Year       Years       Years       Years
                              -----------  ----------  ----------  ----------  ----------
 Long-term debt obligations     5,122,700     612,200   4,486,100      24,400           -

 Other long-term liabilities    7,820,100     642,700   2,974,700   2,917,200   1,285,500
                              -----------  ----------  ----------  ----------  ----------
   Totals                     $12,942,800  $1,254,900  $7,460,800  $2,941,600  $1,285,500
                              ===========  ==========  ==========  ==========  ==========


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

GAS  HEDGING  ACTIVITIES
------------------------

     Our results of operations and operating cash flows are impacted by changes in market prices for gas. To mitigate a portion of the exposure to adverse market changes, RMG has entered into a derivative instruments. As of June 30, 2004, our gas derivative instruments are comprised of swaps. These instruments allow the Company to predict with greater certainty the effective gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, we believe our derivative instrument will continue to be highly effective in achieving the risk management objectives for which they are intended.

     For swap instruments, RMG receives a fixed price for the hedged commodity and pays a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

     In accordance with FASB Interpretation No. 39, the Company nets the value of its derivative arrangements with the same counterparty in the accompanying consolidated balance sheets, to the extent that a legal right of setoff exists.

     Gain or losses from derivative transactions are reflected as adjustments to gas sales on the consolidated statements of operations. Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in gas sales. No ineffectiveness was recorded in the quarter ended June 30, 2004.

     As of June 30, 2004, RMG had the following open gas derivative instruments designed to hedge a portion of our gas production for periods after June 30, 2004:

NATURAL  GAS  (MMBTU):
----------------------

                                Weighted-       Fair
                                 Average       Value at
                     Volume       Strike       June 30,
                     Mmbtu        Price          2004
                     -----      --------       --------
     Swaps:
        2004         360,000     $4.76        $(285,400)
        2005         360,000     4.14          (435,300)
                     -------                  ----------

     Total Gas       720,000                  $(720,700)
                     -------                  ==========

     The Company has established the fair value of all derivative instruments using appropriate future cash flow valuation methodology. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at June 30, 2004. All hedged transactions as of June 30, 2004, are expected to mature by December 31, 2005.

     Additional information concerning the fair value of our gas derivative instruments is as follows for the six months ended June 30, 2004:

     Fair value of contracts outstanding as of January 1             $       --
     Change in fair value of contracts during the six months           (725,100)
     Contracts realized or otherwise settled during the six months        4,400
     Fair value of new contracts when entered into during the
        six months                                                           --
     Fair value of contracts when closed during the six months               --
                                                                 ---------------
     Fair value of contracts outstanding as of June 30               $ (720,700)
                                                                     ===========

     Derivative instruments reflected as current in the condensed consolidated balance sheet represent the estimated fair value of derivative instrument settlements scheduled to occur over the subsequent twelve month period based on market prices for gas as of the condensed consolidated balance sheet date. The derivative settlement amounts are not due and payable until the month in which the related underlying hedged transaction occurs.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of gas may have on the fair value of its commodity hedging instruments. At June 30, 2004, a 10% change in the underlying commodities' prices would change the net liabilities recorded for the Company's hedging instruments by approximately $347,200.

ITEM  4.     CONTROLS AND PROCEDURES

     Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission ("SEC") Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     During the six months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
          ------------------

     (a) On July 30, 2003, the Company and Crested received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, the Company filed a Notice of Cross-Appeal to the 10th Circuit. Oral arguments have been scheduled before a panel of the 10th Circuit Court on September 27, 2004.

     (b) The U.S. District Court of Colorado entered various orders in the case of Phelps Dodge Corporation ("PD") et al vs. Crested Corp. and U.S. Energy Corp. ("USECC"). The orders addressed three motions for partial summary judgment by Phelps Dodge as follows: (1) granted Phelps Dodge's request for partial summary judgment that the 1999 merger of Cyprus Amax and CAV Corp. was not a sale that triggered an obligation of PD to pay $3.75 million to USECC; (2) held in favor of USECC that there are genuine issues of fact that reuire a trial on the issue whether USECC must accept transfer of the Mount Emmons Water Treatment Plant along with the mining properties, and (3) granted Phelps Dodge's request for partial summary judgment that certain USECC counterclaims for breach of contract, unjust enrichment, negligence and an accounting be dismissed. A final pre-trial conference is being held on August 25, 2004 with the magistrate to review the final pre-trial order.

     No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 3 of its Form 10-K for the year ended December 31, 2003.

ITEM  2.  CHANGES  IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
          ----------------------------------------------------------------------
SECURITIES
 ---------

     During the six months ended June 30, 2004, the Company issued 233,667 shares of common stock as payment of principal and interest to settle the note due Caydal, LLC ("Caydall"); 108,613 shares of common stock in exchange for 111,111 shares of RMG stock as part of a provision given to an accredited investor when it invested in RMG common stock; 678,888 shares of common stock and 318,465 common stock warrants in the purchase of producing coal bed methane properties (see note 12); 100,000 shares of common stock and 250,000 warrants to purchase common stock to an accredited investor in a private placement; 456,853 shares of common stock to an accredited investment firm in exchange for 300,000 shares of RMG Series A preferred stock; released 21,000 shares of forfeitable shares to a retired employee and 25,000 shares of common stock to five employees under the 2001 Stock Award Program, which was approved by the shareholders during the 2002 shareholder's meeting The investment firms hold an additional 300,000 shares of RMG preferred stock which are convertible to the Company's common stock at 90% of the market value of the Company's common stock when converted. The Company also issued a total of 150,000 common stock purchase warrants to three accredited investment firms as part of their investment in RMG Series A preferred stock. For values received see Note 11 to Financial Statement.

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

     (b) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K for the quarter ended June 30, 2004. The event reported was:

     1. An amendment to the report filed March 5, 2004 under Items 2 and 7, referenced the Company's subsidiary, Rocky Mountain Gas, Inc. (RMG) purchasing coalbed methane properties in the Power River Basin of Wyoming;

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           U.S. ENERGY CORP.
                                           (Company)



Date:  August 13,  2004                    By:  /s/  John  L.  Larsen
                                              ----------------------------------
                                                JOHN L. LARSEN,
                                                CHAIRMAN and CEO




Date:  August  13, 2004                    By:  /s/ Robert Scott Lorimer
                                              ----------------------------------
                                                ROBERT SCOTT LORIMER
                                                Principal Financial Officer and
                                                Chief Accounting Officer