Form 10-Q
period 2004-09-30
US ENERGY CORP
filed 2004-11-15
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2004 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission file number 0-6814

U.S. ENERGY CORP.
(Exact Name of Company as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

877 North 8th West, Riverton, WY	82501
(Address of principal executive offices)	(Zip Code)

Company's telephone number, including area code:	(307) 856-9271

Not Applicable
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
YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES ☐    NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common stock, $.01 par value	15,442,263 Shares

U.S. ENERGY CORP. and SUBSIDIARIES

Table of Content

U.S. ENERGY CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
ASSETS

	September 30,	December 31,
	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$2,717,800	$4,084,800
Accounts receivable
Trade, net of allowance of $27,800	815,400	300,900
Affiliates	11,300	96,800
Current portion of long-term notes receivable, net	30,200	102,500
Prepaid expenses	840,000	584,700
Inventories	177,200	21,700
Total current assets	4,591,900	5,191,400

INVESTMENTS:
Non-affiliated company	957,700	957,700
Restricted investments	6,795,300	6,874,200
Total investments and advances	7,753,000	7,831,900

PROPERTIES AND EQUIPMENT:	21,901,800	14,088,500
Less accumulated depreciation,
depletion and amortization	(7,924,500)	(6,901,400)
Net property and equipment	13,977,300	7,187,100

OTHER ASSETS:
Note receivable	2,898,000	2,950,600
Deposits and other	556,400	768,700
Total other assets	3,454,400	3,719,300
Total assets	$29,776,600	$23,929,700

The accompanying notes are an integral part of these statements.

Table of Content

U.S. ENERGY CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2004	2003

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,835,200	$977,500
Asset retirement obligation	642,700	--
Current portion of long-term debt (see notes 8 and 13)	3,841,000	932,200
Total current liabilities	7,318,900	1,909,700

LONG-TERM DEBT	2,365,500	1,317,600

ASSET RETIREMENT OBLIGATIONS	7,281,000	7,264,700

OTHER ACCRUED LIABILITIES	2,224,700	2,158,600

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,295,700

MINORITY INTERESTS	1,102,200	496,000

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 and 465,880 shares issued,
forfeitable until earned	2,599,000	2,726,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding;	--	--

SHAREHOLDERS' EQUITY:
Common Stock, $.01 par value; unlimited shares authorized;
14,462,359 and 12,824,698 shares issued, respectively	144,600	128,200
Additional paid-in capital	57,714,200	52,961,200
Accumulated deficit	(48,061,400)	(43,073,000)
Treasury stock at cost,
972,306 and 966,306 shares, respectively	(2,779,900)	(2,765,100)
Accumulated comprehensive loss	(920,700)	--
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	5,606,300	6,760,800
Total liabilities and shareholders' equity	$29,776,600	$23,929,700

The accompanying notes are an integral part of these statements.

Table of Content

U.S. ENERGY CORP. AND SUBSIDIARIES

Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

OPERATING REVENUES:
Real estate operations	$81,000	$67,900	$189,600	$247,300
Gas sales	767,100	2,300	2,266,900	287,400
Management fees and other	418,200	49,100	1,044,700	193,600
	1,266,300	119,300	3,501,200	728,300

OPERATING COSTS AND EXPENSES:
Real estate operations	75,800	80,300	213,600	211,800
Gas operations	1,006,300	8,600	3,029,200	299,900
Mineral holding costs	304,200	579,100	1,140,400	1,585,700
General and administrative	1,301,200	1,439,700	4,152,900	4,204,000
	2,687,500	2,107,700	8,536,100	6,301,400

OPERATING LOSS	(1,421,200)	(1,988,400)	(5,034,900)	(5,573,100)

OTHER INCOME & EXPENSES:
Gain on sales of assets	12,400	152,600	44,200	195,000
(Loss) gain on sale of investment	--	(95,000)	658,400	(54,400)
Interest income	65,700	92,600	234,100	447,100
Interest expense	(283,000)	(71,300)	(761,100)	(503,700)
	(204,900)	78,900	175,600	84,000

LOSS BEFORE MINORITY INTEREST,
PROVISION FOR INCOME TAXES,
DISCONTINUED OPERATIONS AND
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	(1,626,100)	(1,909,500)	(4,859,300)	(5,489,100)

MINORITY INTEREST IN LOSS (INCOME) OF
CONSOLIDATED SUBSIDIARIES	21,900	16,500	(129,100)	194,100

LOSS BEFORE PROVISION FOR INCOME
TAXES DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	(1,604,200)	(1,893,000)	(4,988,400)	(5,295,000)

The accompanying notes are an integral part of these statements.

Table of Content
U.S. ENERGY CORP. AND SUBSIDIARIES

Condensed Statements of Operations (Continued)
(Unaudited)

Three months ended		Nine months ended
September 30,		September 30,
2004	2003	2004	2003

PROVISION FOR INCOME TAXES	--	--	--	--

NET LOSS FROM
CONTINUING OPERATIONS	(1,604,200)	(1,893,000)	(4,988,400)	(5,295,000)

DISCONTINUED OPERATIONS,
NET OF TAX	--	(88,700)	--	(225,100)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	--	1,615,600

NET LOSS:	$(1,604,200)	$(1,981,700)	$(4,988,400)	$(3,904,500)

NET LOSS PER SHARE BASIC AND DILUTED
FROM CONTINUING OPERATIONS	$(0.12)	$(0.17)	$(0.39)	$(0.48)
FROM DISCONTINUED OPERATIONS	--	(0.01)	--	(0.02)
FROM EFFECT OF
ACCOUNTING CHANGE	--	--	--	0.15
	$(0.12)	$(0.18)	$(0.39)	$(0.35)

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	13,490,917	11,127,796	12,896,476	11,108,865

The accompanying notes are an integral part of these statements.

Table of Content

U.S. ENERGY CORP. AND SUBSIDIARIES

Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,988,400)	$(3,904,500)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest in loss (income) of consolidated subsidiaries	129,100	(194,100)
Depreciation and amortization	1,055,300	453,000
Accretion of asset retirement obligations	286,900	275,000
Noncash services	66,400	1,048,900
Amortization of debt discount	312,200	393,500
Gain on sale of assets or investments	(702,600)	(10,300)
Noncash cumulative effect of accounting change	--	(1,615,600)
Noncash compensation	219,800	133,600
Lease holding costs	--	50,000
Net changes in assets and liabilities:	463,600	(75,800)
NET CASH USED IN OPERATING ACTIVITIES	(3,157,700)	(3,446,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Exploration of coalbed methane gas properties	(1,396,700)	(134,800)
Proceeds from sale of gas interests	369,600	2,708,300
Proceeds from sale of property and equipment	704,700	1,395,200
Acquisition of properties	(4,372,500)	--
Net change in restricted investments	78,900	4,000
Purchase of property and equipment	(175,500)	(75,200)
Net change in investments in affiliates	--	140,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,791,500)	4,037,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	350,000	868,800
Proceeds from issuance of stock by subsidiary	2,068,700	650,000
Proceeds from third party debt	5,168,700	2,600
Repayments of third party debt	(1,005,200)	(902,500)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	6,582,200	618,900

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(1,367,000)	1,210,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,084,800	1,741,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,717,800	$2,951,100

The accompanying notes are an integral part of these statements.

Table of Content

U.S. ENERGY CORP. AND SUBSIDIARIES

Condensed Statements of Cash Flows (Continued)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$761,100	$503,700

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial valuation of new asset retirement obligations	$372,100	$--

Accumulated comprehensive loss	$920,700	$--

Acquisition of assets through issuance of debt	$--	$26,300

Acquisition of assets through issuance of stock	$1,396,200	$--

Issuance of stock as deferred compensation	$--	$151,900

Issuance of stock to satisfy debt	$500,000	$100,000

Issuance of stock for retired employees	$--	$435,200

Issuance of stock for services	$--	$84,000
Satisfaction of receivable - employee
with stock in company	$20,500	$20,500

The accompanying notes are an integral part of these statements.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003

     1) The Condensed Consolidated Balance Sheet as of September 30, 2004, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2003 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals except for the cumulative effect of a change in accounting principle in 2003) necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

2) Certain reclassifications have been made in the December 31, 2003 Financial Statements to conform to the classifications used in the September 30, 2004 Financial Statements.

3) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2003 Form 10-K. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

4) The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx”)(90%); Crested Corp. (“Crested”)(71.5%); Plateau Resources Limited (“Plateau”)(100%); Sutter Gold Mining Co. (“SGMC”)(78.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. (“FNG”)(50.9%); Rocky Mountain Gas, Inc. (“RMG”)(91%), and the USECC joint venture (“USECC”), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

5) The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company has two employee stock incentive plans. There were 1,272,000 options granted to employees under the 2001 ISOP Plan during the quarter and nine months ended September 30, 2004. There were also 150,000 options granted to outside directors during the period ended September 30, 2004. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,604,200)	$(1,981,700)	$(4,988,400)	$(3,904,500)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(110,400)	(114,200)	(110,400)	(644,200)
Pro forma net loss	$(1,714,600)	$(2,095,900)	$(5,098,800)	$(4,548,700)

Earnigs per share:
Basic and diluted - as reported	$(0.12)	$(0.18)	$(0.39)	$(0.36)
Basic and diluted - pro forma	$(0.13)	$(0.19)	$(0.40)	$(0.41)

6) Components of Properties and Equipment at September 30, 2004, consist of coalbed methane properties, land, buildings and equipment.

		Accumulated
		Amortization
	Cost	and Depreciation	Net BookValue
Coalbed methane and oil properties	$10,530,100	$(2,520,100)	$8,010,000
Buildings, land and equipment	11,371,700	(5,404,400)	5,967,300
	$21,901,800	$(7,924,500)	$13,977,300

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future.

7) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share, is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they are antidilutive. These options and warrants totaled 5,787,617 and 4,075,019 at September 30, 2004 and 2003, respectively. Stock options and warrants have a weighted average exercise price of $2.83 and $2.92 per share at September 30, 2004 and 2003, respectively. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are antidilutive. They total 222,222 and 444,444 shares at September 30, 2004 and December 31, 2003, respectively, with a conversion price of $2.25 per share. Shares of RMG common stock convertible to shares of the Company’s common stock are excluded from the computation of diluted loss per share because they are antidilutive. As of September 30, 2004, there were 300,000 shares of RMG Series A preferred stock which, at the holders' election, could be converted to shares of the Company’s stock. The conversion is tied to market price at the time of conversion but not to be less than $1.50 per share. There were no convertible common shares of RMG outstanding at September 30, 2003.

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

8) Long Term debt at September 30, 2004 consists of:

Debt for the purchase of coalbed methane properties, interest at 11% per annum; due January 29, 2007 (Less discount of RMG warrants) (see note 13)	$3,132,000

Convertible Debt to Private Investor; Due December 2004 (Less discount for USE warrants)	474,400

Current portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	234,600

Current Portion of long term debt	3,841,000

Borrowed portion of $3.0 million credit facility with interest at 10%; due July 30, 2006 (less discount for RMG warrants)	1,267,100

Long term portion of debt for the purchase of Aircraft and equipment at various Interest rates and due dates	1,098,400
2,365,500
$6,206,500

9) The Company has uranium properties that are in a shut down status in Wyoming and southern Utah for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company accounts for the reclamation of its mine, coalbed methane and oil properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the properties book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

The Company deducts any actual funds expended for reclamation from the asset retirement obligations during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut-down mining properties, it has no remaining book value for these properties. Any upward revisions of retirement costs, on its mineral properties will therefore be expensed in the quarter in which they are recorded. Retirement obligations related to coalbed methane and oil properties result in increases to the property costs which are depleted over the economic life of the properties.

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2003	$7,264,700
Addition to Liability	372,100
Liability Settled	--
Accretion Expense	286,900
Balance June 30, 2004	$7,923,700

10) The Company's management has reviewed recent authorative literature and does not believe that any of those statements will have a material affect on the financial statements of the Company when adopted.

11) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2004. In addition, the Company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the condensed consolidated accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.

On July 30, 2003, the Company received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of the Company the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, the Company filed a Notice of Cross-Appeal to the 10th Circuit. Oral Arguments were heard on September 27, 2004 by a three Judge panel of the 10th Circuit Court of Appeals. In the event the Company should prevail, the receipt of this cash would provide significant working capital to the Company.

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

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

12) During the nine months ended September 30, 2004, the Company issued 233,667 shares of common stock as payment of principal and interest to settle the note due Caydal, LLC (“Caydal”); 108,613 shares of common stock in exchange for 111,111 shares of RMG stock as part of a provision given to an accredited investor that invested in RMG common stock; 678,888 shares of common stock and 318,465 common stock warrants in the purchase of producing coal bed methane properties (see note 13); 100,000 shares of common stock and 250,000 warrants to purchase common stock to an accredited investor in a private placement; 456,853 shares of common stock to an accredited investment firm in exchange for 300,000 shares of RMG Series A preferred stock; released 22,140 shares of forfeitable shares to employees and 37,500 shares of common stock to five employees under the 2001 Stock Award Program, which was approved by the shareholders during the 2002 shareholder's meeting. The investment firms hold an additional 300,000 shares of RMG preferred stock which are convertible to the Company's common stock at 90% of the market value of the Company's common stock when converted. The Company also issued a total of 150,000 common stock purchase warrants to three accredited investment firms as part of their investment in RMG Series A preferred stock.

The following table details the number of shares issued and the dollar values received.

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2003	12,824,698	$128,200	$52,961,200

Debt Retirement	222,220	2,200	497,800
Interest on Debt Retirement	11,447	100	25,600

Conversion of RMG Investment	108,613	1,100	304,100
Commission on Investment			(22,500)

Purchase of Coalbed Methane Property	678,888	6,800	1,895,900
Value of Warrants issued to Lender			193,500

Investment by Accredited Investor	100,000	1,000	286,000
Value of Warrants issued to Investor			63,000

Conversion of 300,000 RMG
Series A Preferred Shares	456,853	4,600	895,400

Release of Forfeitable Shares	22,140	200	121,700

2001 Stock Compensation Plan	37,500	400	100,300

Value of Options issued for Services			100,700

Value of RMG Seris A Prefered
Stock Conversion Right			174,000

Value of Company Warrants attached to RMG
Series A Preferred Stock			117,500
	14,462,359	$144,600	$57,714,200

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

13) On January 30, 2004, the Company, through its indirect subsidiary RMG I, a 100% owned subsidiary of RMG purchased the producing, and non-producing properties of Hi-Pro Production LLC ("Hi-Pro"), a company in the Powder River Basin of Wyoming. The operations of the properties are included in the operations of the Company subsequent to January 30, 2004 (see the 8-K/A filed on April 15, 2004 for further information on the Hi-Pro transaction). The terms of the purchase were as follows:

· $ 776,700 cash paid by RMG I, $75,000 of which was non-refundable as of December 31, 2003.
· $ 588,000 net revenues from November 1, 2003 to December 31, 2003, which were retained by Hi-Pro.(1)
· $ 500,000 by USE's 30 day promissory note (secured by 166,667 restricted shares of USE common stock, valued at $3.00 per share).(2)
· $ 600,000 by 200,000 restricted shares of USE common stock (valued at $3.00 per share).(3)
· $ 700,000 by 233,333 restricted shares of RMG common stock (valued at $3.00 per share).(4)
· $3,635,000 cash, loaned to RMG I under the credit facility agreement.
· $6,800,000

_________________________

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
(4)
The RMG shares were convertible at Hi-Pro's sole election into restricted shares of common stock of USE. The number of USE shares to be issued were based upon (A) the number of RMG shares to be converted, multiplied by $3.00 per share, divided by (B) the average closing sale price of the shares of USE for the 10 trading days prior to notice of conversion. During the quarter ended June 30, 2004, all of these shares were converted into 312,221 shares of the Company's common stock. The Company has filed a resale registration statement with the Securities and Exchange Commission to cover public resale of these shares.

RMG I purchased these properties to continue its entry into the coalbed methane gas business and accounted for as a purchase transaction with the estimated fair value of assets and liabilities assumed in the acquisition as follows:

Estimated fair value of assets acquired
Current assets	$639,400
Oil and gas properties	6,498,300
Other property and equipment	146,700
Other long term assets	145,000
Total assets acquired	7,429,400

Estimated fair value of liabilities assumed
Current liabilities	$884,800
Asset retirement obligation	372,100
Total liabilities assumed	1,256,900
Net assets acquired	$6,172,500

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

Pro Forma (Unaudited) Statement of Operations, including the purchase of the Hi-Pro properties for the periods ended September 30, 2004 and 2003 as if the acquisition had been consummated immediately for the Company prior to January 1, 2003. The Pro Forma results are not indicative of future results.

	Pro Forma (Unaudited)
	Three months ended September 30,
	2004	2003
Revenues	$1,266,300	$1,362,500
Net loss from continuing operations	$(1,367,900)	$(1,065,900)
Net loss	$(1,598,500)	(1,059,200)
Net loss per share basic and diluted	$(0.12)	$(0.10)

	Pro Forma (Unaudited)
	Nine months ended September 30,
	2004	2003
Revenues	$3,803,100	$4,314,800
Net loss from continuing operations	$(4,771,600)	$(3,085,200)
Net loss	$(4,772,700)	(1,416,600)
Net loss per share basic and diluted	$(0.37)	$(0.13)

RMG I financed $3.6 million of the cash component from a recently established $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. The properties acquired from Hi-Pro serve as the sole collateral for the credit facility. As defined by the agreement, terms under the credit facility include the following: (1) advances under the credit facility are subject to lender's approval; (2) all revenues from oil and gas properties securing the credit facility will be paid to a lock box controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expense require approval by the lender before distributions are made; and (3) RMG I must maintain certain financial ratios and production volumes, among other requirements.

At September 30, 2004, RMG I was not in compliance with five of the financial covenants under the Petrobridge agreement. The ratios and production figures that RMG I is not in compliance with are:

	Terms of Loan	Actual at 9-30-04
Total Debt to EBITDA	No greater than 2 to 1	4.0 to 1
EBITDA to interest and rents	Not less than 3 to 1	1.9 to 1
Current Ratio	Not less than 1 to 1	.4 to 1
NPV of proved developed Producing reserves to debt	Not less than 1 to 1	.9 to 1
Sales Volumes	230 mmcf per quarter	185.8 mmcf

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

A revocable waiver was granted through January 31, 2006 by the lender. As the waiver is conditional, the entire debt is classified as current.  Management of RMG I continues to seek solutions in the production of coalbed methane gas to bring the project into compliance. Due to lower than projected sales volumes, the Hi-Pro field will remain out of compliance unless (1) higher prices are realized, (2) costs are reduced and (3) the debt is paid down. Because it is probable that RMG I will not be in compliance with these ratios for the next reporting period the entire $3,132,000 is classified as current debt at September 30, 2004. Should the lender declare the note in default, the only asset available for recourse is the Hi-Pro property owned by RMG I.

14) Hedging Activities. The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, RMG I has entered into certain derivative instruments. RMG I's derivative instruments covered approximately 96% of net gas sales for the nine months ended September 30, 2004. All derivative instruments have been entered into and designated as cash flow hedges of gas price risk and not for speculative or trading purposes. As of September 30, 2004, RMG I's derivative instruments were comprised of swaps. For swap instruments, RMG I receives (pays) a fixed price for the hedged commodity and pays (receives) a floating market price, as defined in each instrument, to the counterparty. These instruments have been designated and have qualified as cash flow hedges.

The carrying values of these instruments are equal to the estimated fair values. The fair values of the derivative instruments were established using appropriate future cash flow valuation methodologies. The actual contribution to future results of operations will be based on the market prices at the time of settlement and may be more or less than fair value estimates used at September 30, 2004.

Hedging activities included in the condensed consolidated statement of operations were nominal during the period ended September 30, 2004. All forecasted transactions hedged as of September 30, 2004 are expected to occur by December 2005. Approximately 60,000 mmbtu per month are hedged at $4.76 per mmbtu through December 2004 and 30,000 mmbtu per month are hedged at $4.14 per mmbtu through December 2005.

15) Comprehensive loss. Other comprehensive loss consists of the fair value of derivative instruments which was a liability of $920,700 at September 30, 2004. Total comprehensive loss for the three and nine months ended September 30, 2004 was $1,804,200 and $5,909,100 respectively.

16) Subsequent Events -

•	On October 11, 2004 a private investor elected to convert 200,000 shares of Series A Preferred stock of RMG to 301,507 shares of the Company's common stock. On October 28, 2004 the same private investor exercised 125,000 warrants to purchase common stock of the Company at $2.0084 per share.

•	On November 3, 2004 a private investor converted $500,000 of convertible debt along with $47,123 in interest to 243,166 shares of the Company's common stock.

Table of Content

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

•	On November 2, 2004 the Company and Crested entered into an agreement with Bell Coast Capital ("BCCC"), a Vancouver B.C. corporation to sell a 50% interest in their Sheep Mountain uranium properties for $3.7 million and 3 million shares of BCCC common stock. The payments are to be made over time beginning on November 2, 2004 through December 2007. A non refundable payment of $100,000 was received on November 2, 2004. BCCC will also pay the Company an additional $6 million in the event the spot price for uranium exceeds $30 per pound for four consecutive weeks. BCCC also has a $10 million exploration spending commitment. BCCC has a period of time in which it can conduct its due diligence. Should BCCC default on its payments it forfeits 100% of its interest in the existing or acquired properties.

Table of Content

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2004 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

The Company owns controlling interests in coalbed methane properties in southwest Wyoming and the Powder River Basin in Wyoming and Montana; a uranium mill in southern Utah; uranium mines in central Wyoming; a gold property in California, and various real estate holdings. The coalbed methane business is conducted through our subsidiary, Rocky Mountain Gas, Inc. ("RMG"). The mine properties are all shut-down. All these properties are held in conjunction with the Company's subsidiary, Crested Corp. (“Crested”) through the USECB Joint Venture ("USECC") between the two companies.

The acquisition, exploration and development of coalbed methane properties is our only recurring business activity at the present time. The Company and Crested are seeking industry partners and financing to place the gold and uranium properties into production due to the increased market prices for gold and uranium.

Forward Looking Statements

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

All capitalized costs of oil and gas properties subject to amortization and the estimated future costs to develop proved reserves, are amortized on the unit-or-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not am9ortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
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

Under the ceiling test, capitalized costs, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value of estimated future net revenues less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. The two primary factors impacting this test are reserve levels and current prices, and their associated impact on the present value of estimated future net revenues. Revisions to estimates of natural gas and oil reserves and/or an increase or decrease in prices can have a material impact on the present value of estimated future net revenues. The process of estimating natural gas and oil reserves is very complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimate reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increases the likelihood of significant changes in these estimates. In addition, the prices of natural gas and oil are volatile and change from period to period. Price changes directly impact the estimated revenues from our properties and the associated present value of future net revenues. Such changes also impact the economic life of our properties and thereby affect the quantity of reserves that can be assigned to a property.

Sales of proved an unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

     Asset Retirement Obligations - SFAS No. 143 "Accounting for Asset Retirement Obligations" required entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method and the liability is accreted to measure the change in liability due to the passage of time. The primary impact of this standard related to the Company's estimated costs for dismantling and site restoration of certain of its mine and mill sites and our coalbed methane wells, roads and gathering systems. Estimating future asset retirement obligations requires the Company to make estimates and judgments regarding timing, existence of a liability, as well as what constitutes adequate restoration. The Company uses the present value of estimated cash flows related to its asset retirement obligation to determine the fair value, generally as estimated by regulatory agencies. The present value calculation requires the Company to make numerous assumption and judgment, including the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required to the related asset. Management of the Company believes the estimates and judgments reflected in the Company's financial statements are reasonable but are necessarily subject to the uncertainties described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect the Company's cash flows.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

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

Recent Accounting Pronouncements

The Company's management has reviewed recent authoritative literature and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

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

All production of coalbed methane gas during the nine months ended September 30, 2004 was from the producing properties acquired from Hi-Pro Production LLC (“Hi-Pro”) during the first quarter of 2004. As expected, initial operating expenses for the Hi-Pro field have been high during the first nine months of operations. A substantial amount of routine maintenance work had been deferred by the Hi-Pro sellers prior to January 30, 2004. Production to date at the Hi-Pro properties is much lower than initially anticipated by management of RMG.

All net cash flows from the Hi-Pro production are applied to the payment of interest and principal on the mezzanine debt incurred in the purchase transaction. During the nine months ended September 30, 2004, RMG I paid all field operating costs, $271,000 in interest and $586,600 in principal payments from positive cash flow from the Hi-Pro property. RMG I also borrowed an additional $363,500 for enhancements on the Hi-Pro field from the mezzanine lender. Although the property has had sufficient cash flows to pay field operating costs and service debt, it has made no contribution to the payment of overhead costs. The property has been and remains unprofitable. The Hi-Pro property will not be profitable until one or all of the following occur: (1) higher prices are realized from the sale of coalbed methane gas (2) costs are reduced significantly and (3) debt is repaid, which would reduce interest cost. Lower production has caused RMG I to be out of compliance on its loan covenants (see note 13 to the condensed Consolidated Financial Statements). A revocable waiver from these covenants has been obtained through January 31, 2006.  As the waiver is conditional, the entire debt is classified as current. Because it is probable that RMG I will not be in compliance with these covenants for the next reporting period, the entire debt to purchase the property of $3.1 million is classified as current. Should the lender place the note in default, the only asset available to it for recovery is the Hi-Pro field owned by RMG I. Management has implemented changes during the fourth quarter of 2004 which are anticipated to increase gas production.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

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

Cash and cash equivalents on hand at September 30, 2004, are not sufficient to complete all the coalbed methane exploration and development plans that RMG is currently contemplating. If sufficient capital resources are not located, the Company will have to implement alternate plans which could include delaying development of certain properties or selling a portion of RMG’s coalbed methane assets.

Capital Resources

The primary sources of our capital resources are cash on hand; equity financings; the final determination of the Sheep Mountain Partners ("SMP") arbitration/litigation with Nukem, Inc. ("Nukem"); proceeds under a $750,000 line of credit with a commercial bank; the balance of $1.5 million under a credit facility with a private lender; receipt of monthly payments from CCBM, Inc. (“CCBM”) for the purchase of an interest in RMG's coalbed methane properties; projected future production from RMG's coalbed methane properties; receipt of monthly payments from the Cactus Group on the sale of the Ticaboo townsite; sale of excess mine, construction and drilling equipment; sale of real estate properties which are no longer needed in the core business of the Company; and the sale of partial ownership interests in exploration properties.

The Company had been involved in litigation with Nukem involving SMP for the past thirteen years. On August 1, 2003, the Company received a Judgment from the U.S. District Court of Colorado in the amount of $20,044,184 against Nukem. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. Nukem filed a motion to alter and amend portions of the Order and Judgment and a motion to remand the case to the Arbitration Panel. The Company also filed a motion to alter and amend certain portions of the Order and Judgment. Both motions were overruled. Nukem filed an appeal and the Company filed a cross-appeal to the 10th Circuit Court of Appeals. Oral arguments were heard on September 27, 2004 by a three Judge panel of the 10th Circuit Court of Appeals. Management is optimistic that the ultimate determination will be favorable to the Company. No assurance, however, can be given as to the outcome of this litigation. See Item 1 Part II Legal Proceedings.

During the nine months ended September 30, 2004, CCBM elected to not further increase its ownership in the Oyster Ridge coalbed methane property. As a result of this decision, CCBM has earned a 25% interest in RMG’s ownership in the Oyster Ridge property. However, CCBM elected to continue paying to complete its 6.25% ownership position in the Castle Rock properties of the Powder River basin in Wyoming. As a result of these elections, there was a balance of $197,400 due from CCBM at September 30, 2004 under its purchase agreement. Under the terms of the promissory note, this amount is to be paid at the rate of approximately $27,600 per month in October and November 2004 at which time a balloon payment of $142,200 is due. Receipt of these funds will provide capital to complete a portion of the work that the Company anticipates completing during the balance of 2004. CCBM's interest in RMG's coalbed methane properties is pledged as security for the note to RMG. CCBM can discontinue making payments at any time subject to certain earn-in provisions and penalties.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

During the nine months ended September 30, 2004, RMG signed a credit agreement with a group of mezzanine credit lenders for a credit facility up to $25,000,000. The commitment is through June 30, 2006. All borrowings are due three years from the date of funding. The credit facility is available to RMG to purchase and improve coalbed methane properties subject to a development plan. The first draw down, in the amount of $3.7 million, was made at the end of January 2004 to partially fund the purchase of the Hi-Pro coalbed methane properties. RMG is currently evaluating additional prospective acquisition targets which may be funded from this credit facility.

The Company and Crested currently have a $750,000 line of credit with a commercial bank. At September 30, 2004, the entire line of credit was available to the Company and Crested. The Company entered into a $3.0 million credit facility with a private lender. As of September 30, 2004, the Company had borrowed $1.5 million under this credit facility which requires quarterly interest payments at 10% per annum and is due on July 30, 2006.

During the nine months ended September 30, 2004, operating and investing activities consumed $3,157,700 and $4,791,500, respectively while financing activities provided $6,582,200. These activities are consistent with the Company’s stated business plan of entering into the coalbed methane gas business. The capital resources which were obtained through the sale of equity of both the Company and RMG, and third party debt were used to purchase additional properties and reduce long term debt.

Capital Requirements

The primary requirement of the Company for capital resources at September 30, 2004, is the funding of the purchase, exploration and development of its coalbed methane properties. Other requirements for capital resources include the payment on debt to third parties and the maintaining and reclamation of certain uranium properties that are currently in a shut-down status.

Purchase and Exploration of Coalbed Methane Properties

During the nine months ended September 30, 2004, the Company's indirect subsidiary, RMG I, purchased producing and undeveloped coalbed methane properties from Hi-Pro. The purchase price for the properties was $6.8 million subject to certain adjustments (see Note 13 to the Condensed Consolidated Financial Statements). In addition to the purchase of the coalbed methane properties, certain equipment, vehicles, tools and inventory were also purchased for a total $75,800. RMG also expended $1,396,700 for the exploration and development of certain coalbed methane properties.

Maintaining Mineral Properties

SMP Uranium Properties

The holding costs associated with the uranium properties in Wyoming formerly owned by SMP, are primarily related to reclamation work. It is estimated that approximately $116,300 in reclamation work will be completed on the SMP properties during 2004.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

Plateau Resources Uranium Properties

Plateau owns and maintains the Shootaring Canyon uranium mill. We are pursuing alternative uses for these properties including the potential sale or entering into a joint venture to operate the uranium mill.

Sutter Gold Mining Company Properties ("SGMC")

We have one full time employee at the SGMC properties to maintain the core properties. On August 9, 2004, Globemin Resources, Inc. ("Globemin"), a Canadian company, approved the acquisition of SGMC at its shareholders meeting. The closing of the acquisition is subject to acceptance by SGMC shareholders in the fourth quarter of 2004. Sutter shareholders who elect to merge with Globemin will submit their shares of SGMC common stock for exchange into common stock of the new company under a voluntary share exchange agreement. The management of SGMC believes that this merger will provide the equity financing necessary to complete the development of the mine, construct a mill and place the property into production. The commitment of capital resources to the Sutter properties will be held at a minimum until such time as financing is available or the properties are sold.

Debt Payments

Debt to non-related parties at September 30, 2004 was $6,206,500. This debt consists of debt owed by RMG I to mezzanine lenders to purchase the Hi-Pro assets of $3.1 million; long term debt related to the purchase of vehicles and a corporate aircraft of $2.6 million, and convertible debt. The commitment of capital resources during the balance of calendar 2004 for equipment and liability insurance debt is $104,300. The convertible debt of $500,000 is a forced conversion to common stock of the Company so will not require any of the Company’s capital resources. The mezzanine lenders for the Hi-Pro acquisition sweep all funds from operations of the field to pay interest and principal with the exception of funds to pay (a) lease operating expenses, (b) royalties and (c) production related taxes. At September 30, 2004, RMG I was not in compliance with five of the financial covenants under the Petrobridge agreement (see note 13 to the Condensed Consolidated Financial Statements). A revocable waiver was granted through January 31, 2006 for this reporting period by the lender.  As the waiver is conditional, the entire debt is classified as current.

Reclamation Costs

The asset retirement obligations are substantially long term and are either bonded through the use of cash bonds or the pledge of assets. It is anticipated that $116,300 of reclamation work on the SMP properties in Wyoming and $52,600 on the southern Utah mine uranium mine properties will be performed during 2004. The Company has submitted a reclamation plan to the Nuclear Regulatory Commission ("NRC") for the reclamation of the Shootaring Uranium Mill, which was approved on April 16, 2004. The State of Utah petitioned the NRC and acquired Agreement State Status for bi-product material. The effective date for this change in regulatory control was August 15, 2004. Therefore, future filings and regulatory oversight of the Shootaring mill license activities will be under the direction of the State of Utah. The Company has initiated portions of the Shootaring reclamation during 2004.

The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at September 30, 2004 was $5,202,800, which is reflected on the Balance Sheet. This liability is fully funded by cash investments that are recorded as long term restricted assets.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at September 30, 2004 are $2,294,400 and are covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested.

RMG asset retirement obligations at September 30, 2004 were $404,100. It is not anticipated that any reclamation work will commence on the coalbed methane properties during 2004.

The asset retirement obligation for SGMC is $22,400 which is covered by a cash bond.

Results of Operations

During the three and nine months ended September 30, 2004, the Company recorded operating losses of $1,421,100 and $5,034,800 as compared to operating losses of $1,988,400 and $5,573,100 for the three and nine months ended September 30, 2003, respectively.

Revenues from operations for the nine months ended September 30, 2004, were $3,501,200 as compared to $728,300 for the nine months ended September 30, 2003. This increase in revenues of $2,772,900 was as a result of the increase in gas sales and management fees received by the Company. These increases were directly as a result of the purchase of the Hi-Pro assets during the first quarter of 2004. In addition, the purchase of the Hi-Pro properties resulted in an increase of $2,729,300 in gas operating expenses. Although cash flows from gas operations during the nine months ended September 30, 2004 were sufficient to pay field operating expenses, interest and note principal payments; operations from the sale of coalbed methane gas resulted in a loss of $762,300. This loss included $746,400 of depreciation and amortization expense.

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

Other income and expenses for the nine months ended September 30, 2004, increased by $91,600 over the same period of the previous year primarily as a result of the sale of Ruby Mining stock for $410,400 and a gain on the sale of certain real estate investments of $248,000. These increased revenues were off set by increased interest expense of $257,400 and a reduction of interest income of $213,000.

The Company recorded non-cash income of $1,615,600 during the nine months ended September 30, 2003, as a result of the implementation of SFAS No. 143. There was no similar non-cash income during the nine months ended September 30, 2004.

During the quarter ended September 30, 2004 revenues increased $1,147,000 over the quarter ended September 30, 2003 to $1,266,300. This increase was a result of revenues and associated revenue from the production and sale of coalbed methane during the three months ended September 30, 2004. The increase in costs and expenses during the quarter ended September 30, 2004 over the quarter ended September 30, 2003 of $579,700 are related to costs associated with the production of coalbed methane. Offsets to these increases were reductions to general and administrative and mine holding costs.

Table of Content
U.S. ENERGY CORP. & SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(Continued)

During the nine months ended September 30, 2004, the Company recognized a net loss of $4,988,400 or $0.39 per share as compared to a net loss of $3,904,500 or $0.35 per share during the nine months ended September 30, 2003. The primary increase in the loss for the nine months ended September 30, 2004 over the loss for the nine months ended September 30, 2003 is as a result of the recognition of $1,615,600 in non-cash income as a result of an accounting change in 2003.

Contractual Obligations

The Company has two divisions of contractual obligations as of September 30, 2004: debt to third parties of $6,206,500, and asset retirement obligations of $7,923,700 which will be paid over a period of five to seven years. During the nine months ended September 30, 2004, RMG incurred new debt of $3.7 million, in the acquisition of the assets of the Hi-Pro company and the Company incurred $1.5 million of new debt to a private lender under a $3.0 million credit facility. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$6,206,500	$3,841,000	$2,341,900	$23,600	$--

Other long-term liabilities	7,820,100	642,700	2,974,700	2,917,200	1,285,500
Totals	$14,026,600	$4,483,700	$5,316,600	$2,940,800	$1,285,500

Table of Content

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Gas Hedging Activities

The Company's results of operations and operating cash flows are impacted by changes in market prices for gas. To mitigate a portion of the exposure to adverse market changes, RMG I has entered into derivative instruments. As of September 30, 2004, RMG I's gas derivative instruments are comprised of swaps. These instruments allow the Company to predict with greater certainty the effective gas prices to be received for its hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, The Company believes its derivative instrument will continue to be highly effective in achieving the risk management objectives for which they are intended.

For swap instruments, RMG I receives a fixed price for the hedged commodity and pays a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

In accordance with FASB Interpretation No. 39, the Company nets the value of its derivative arrangements with the same counterparty in the accompanying consolidated balance sheets, to the extent that a legal right of setoff exists.

Gain or losses from derivative transactions are reflected as adjustments to gas sales on the consolidated statements of operations. Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in gas sales. No ineffectiveness was recorded in the quarter ended September 30, 2004.

As of September 30, 2004, RMG I had the following open gas derivative instruments designed to hedge a portion of our gas production for periods after September 30, 2004:

Natural Gas (Mmbtu):

		Weighted-	Fair
		Average	Value at
	Volume	Strike	September 30,
	Mmbtu	Price	2004
Swaps:
2004	180,000	$4.76	$(215,200)
2005	360,000	4.14	(705,500)

Total Gas	540,000		$(920,700)

The Company has established the fair value of all derivative instruments using appropriate future cash flow valuation methodology. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at September 30, 2004.  All hedged transactions as of September 30, 2004, are expected to mature by December 31, 2005.

Table of Content

Additional information concerning the fair value of our gas derivative instruments is as follows for the nine months ended September 30, 2004:

Fair value of contracts outstanding as of January 1	$--
Change in fair value of contracts during the nine months	(973,400)
Contracts realized or otherwise settled during the nine months	52,700
Fair value of new contracts when entered into during the nine months	--
Fair value of contracts when closed during the nine months	--
Fair value of contracts outstanding as of September 30	$(920,700)

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

The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of gas may have on the fair value of its commodity hedging instruments. At September 30, 2004, a 10% change in the underlying commodities' prices would change the net liabilities recorded for the Company's hedging instruments by approximately $317,800.

ITEM 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the nine months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

a. On July 30, 2003, U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") received an Order and thereafter a Judgment on August 1, 2003 from the U.S. District Court of Colorado wherein Chief Judge Lewis T. Babcock entered an Order that Judgment be entered against Nukem/CRIC ("Nukem") in favor of USE and Crested in the total amount of $20,044,184. The Judgment was entered and defendant Nukem posted a supersedeas bond in the full amount of the Judgment plus interest for one year, which was approved by the Court. On October 3, 2003, Nukem, as Appellants, filed a Notice of Appeal to the 10th Circuit Court of Appeals and thereafter on October 15, 2003, USE and Crested filed a Notice of Cross-Appeal to the 10th Circuit. A three Judge panel of the 10th Circuit Court of Appeals heard oral arguments on September 27, 2004. No ruling was issued by the 10th Circuit Court of Appeals as of November 15, 2004.

b. The U. S. District Court of Colorado entered various orders in the case of Phelps Dodge Corporation et. al. vs. Crested Corp. and U. S. Energy Corp. The orders addressed three motions for partial summary judgment by Phelps Dodge as follows: 1) granted Phelps Dodge's request for partial summary judgment that the 1999 merger of Cyprus Amax and CAV Corp. was not a sale that triggered an obligation of PD to pay $3.75 million to USECC.; 2) held in favor of USECC that there are genuine issues of fact that require a trial on the issue whether USECC must accept transfer of the Mount Emmons Water Treatment Plant along with the mining properties, and 3) granted Phelps Dodge's request for partial summary judgment that certain USECC counterclaims for breach of contract, unjust enrichment, negligence, and an accounting be dismissed. A trial date of November 29, 2004 has been set to hear the case before the Judge of the U.S. District Court of Colorado.

No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-K for the year ended December 31, 2003.

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds

During the nine months ended September 30, 2004, the Company issued 233,667 shares of common stock as payment of principal and interest to settle the note due Caydal, LLC (“Caydal”); 108,613 shares of common stock in exchange for 111,111 shares of RMG stock as part of a provision given to an accredited investor when it invested in RMG common stock; 678,888 shares of common stock and 318,465 common stock warrants(exercisable until January 2007 at an exercise price of $3.30 per share) in the purchase of producing coal bed methane properties (see note 13); 100,000 shares of common stock and 250,000 warrants (exercisable until March 2009 at an exercise price of $2.98 per share) to purchase common stock to an accredited investor in a private placement; 456,853 shares of common stock to an accredited investment firm in exchange for 300,000 shares of RMG Series A preferred stock; released 22,140 shares of forfeitable shares to employees and 37,500 shares of common stock to five employees under the 2001 Stock Award Program, which was approved by the shareholders during the 2002 shareholder's meeting. Three investment firms hold an additional 300,000 shares of RMG preferred stock (at an exchange rate of 90% the Company's stock price on conversion date) which is convertible to the Company's common stock at 90% of the market value of the Company's common stock when converted. The Company also issued a total of 150,000 common stock purchase warrants (exercisable until February 2007, at an exercise price of $3.11 per share) to three accredited investment firms as part of their investment in RMG Series A preferred stock. For values received see Note 12 to Financial Statement. These transactions were exempt under Section 4(2) of the Securities Act.

Table of Content

ITEM 3. Defaults Upon Senior Securities

Not Applicable - For various waivers please see Note 13 to Condensed Consolidated Financial Statements.

ITEM 4. Submission of Matter to a Vote of Shareholders

On June 15, 2004, the annual meeting of shareholders was held for the election of two directors. Michael Anderson and Harold F. Herron were elected for a term expiring on the third succeeding annual meeting and until their successor is duly elected or appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

Name of Director	Votes For	Abstain

Michael Anderson	11,554,562	334,210
Harold F. Herron	11,303,419	531,578

The Company's board consists of seven members being Messrs. Don C. Anderson, Michael Feinstein, H. Russell Fraser, John L. Larsen, Keith G. Larsen, Michael Anderson and Harold F. Herron.

The shareholders also voted on two additional items:

	Votes For	Votes Against	Abstain
An Amendment to the 2001 Incentive Stock Option Plan to increase the number of shares authorized for issue on exercise of options to always be a number equal to 20% of the issued and outstanding shares of common stock was defeated	3,851,612	1,327,608	21,883

Appoint Grant Thornton LLP as Independent Auditors for 2004	11,772,277	80,570	12,458

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and reports on Form 8-K

(a) Exhibits.
31.1	Certification under Rule 13a-14(a) John L. Larsen
31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer
32.1	Certification under Rule 13a-14(b) John L. Larsen
32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer

(b) Reports on Form 8-K. The Company filed one report on Form 8-K for the quarter ended September 30, 2004 as follows:

1.	The report was filed on August 18, 2004 under Items 5 and 7 and referenced the Company's entering into a credit agreement with Geddes and Company to borrow up to $3 million.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: November 15, 2004	By:	/s/ John L. Larsen
JOHN L. LARSEN,
CHAIRMAN and CEO

Date: November 15, 2004	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer

