Form 10-Q
period 2005-03-31
US ENERGY CORP
filed 2005-05-18
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2005 or

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

YES ☐    NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 13, 2005
Common stock, $.01 par value	16,373,630

U.S. ENERGY CORP. and SUBSIDIARIES

-2-

Index

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31,	December 31,
	2005	2004

CURRENT ASSETS:
Cash and cash equivalents	$7,996,600	$3,842,500
Accounts receivable
Trade, net of allowance of $111,300	802,000	797,500
Affiliates	13,300	13,500
Other	--	52,700
Current portion of long-term notes receivable	35,500	49,500
Prepaid expenses	408,200	489,700
Inventories	176,300	176,100
Total current assets	9,431,900	5,421,500

INVESTMENTS:
Non-affiliated company	957,700	957,700
Restricted investments	6,851,500	6,852,300
Total investments	7,809,200	7,810,000

PROPERTIES AND EQUIPMENT:	22,519,800	22,088,600
Less accumulated depreciation,
depletion and amortization	(8,674,500)	(8,322,000)
Net properties and equipment	13,845,300	13,766,600

OTHER ASSETS:
Notes receivable trade	2,950,800	2,971,800
Deposits and other	1,019,400	733,800
Total other assets	3,970,200	3,705,600
Total assets	$35,056,600	$30,703,700

The accompanying notes are an integral part of these statements.
-3-

Index

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$1,382,000	$1,751,300
Accrued compensation expense	168,900	181,700
Asset retirement obligation	192,700	192,700
Current portion of long-term debt	3,332,400	3,400,100
Escrow	500,000	--
Other current liabilities	829,400	532,200
Total current liabilities	6,405,400	6,058,000

LONG-TERM DEBT	6,748,300	3,780,600

ASSET RETIREMENT OBLIGATIONS	7,986,800	7,882,400

OTHER ACCRUED LIABILITIES	1,928,600	1,952,300

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,279,000

MINORITY INTERESTS	434,900	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 15,936,113
And 15,231,237 shares issued net of
treasury stock, respectively	159,300	152,300
Additional paid-in capital	62,371,700	59,157,100
Accumulated deficit	(50,822,900)	(49,321,700)
Treasury stock at cost,
977,306 and 972,306 shares respectively	(2,800,400)	(2,779,900)
Accumulated comprehensive loss	(742,600)	(436,000)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	7,674,600	6,281,300
Total liabilities and shareholders' equity	$35,056,600	$30,703,700

-4-

Index

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2005	2004
OPERATING REVENUES:
Real estate operations	$85,100	$51,200
Gas sales	833,400	593,400
Management fees	533,000	222,900
	1,451,500	867,500

OPERATING COSTS AND EXPENSES:
Real estate operations	68,100	77,500
Gas operations	995,400	741,400
Mineral holding costs	292,900	389,200
General and administrative	1,478,000	1,530,700
	2,834,400	2,738,800

OPERATING LOSS	(1,382,900)	(1,871,300)

OTHER INCOME & EXPENSES:
Gain on sales of assets	9,500	--
Gain on sale of investment	66,500	279,200
Interest income	55,700	60,900
Interest expense	(303,800)	(284,400)
	(172,100)	55,700

LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES,	(1,555,000)	(1,815,600)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	53,800	40,600

LOSS BEFORE PROVISION FOR INCOME
TAXES	(1,501,200)	(1,775,000)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(1,501,200)	$(1,775,000)

NET LOSS PER SHARE BASIC
AND DILUTED	$(0.10)	$(0.14)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	14,398,093	12,319,657

The accompanying notes are an integral part of these statements.
-5-

Index

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,501,200)	$(1,775,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(53,800)	(40,600)
Amortization of deferred charge	23,600	--
Depreciation, depletion and amortization	352,500	288,500
Accretion of asset
retirement obligations	91,700	71,800
Amortization of debt discount	103,200	172,400
Noncash services	35,600	3,300
Gain on sale of assets	(9,500)	--
Gain on sale investments	(66,500)	(279,200)
Noncash compensation	86,100	157,000
Net changes in assets and liabilities:	(222,900)	95,600
NET CASH USED IN
OPERATING ACTIVITIES	(1,161,200)	(1,306,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of proved gas properties	(9,000)	--
Development of unproved gas properties	(205,900)	(2,000)
Acquisition of producing gas properties	--	(1,198,000)
Acquisition of undeveloped gas properties	--	(3,213,000)
Development of unproved mining claims	(53,300)	158,400
Proceeds on sale of property and equipment	9,500	--
Proceeds from sale of investments	66,500	279,200
Escrow proceeds	500,000	--
Net change in restricted investments	800	31,500
Purchase of property and equipment	(100,300)	(162,900)
Net change in notes receivable	14,500	--
Net change in investments in affiliates	117,300	--
NET CASH (USED IN) PROVIDED BY
BY INVESTING ACTIVITIES	340,100	(4,106,800)

The accompanying notes are an integral part of these statements.
-6-

Index

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$1,416,700	$350,000
Issuance of subsidiary stock	--	2,068,700
Proceeds from long term debt	3,700,000	3,184,700
Repayments of long term debt	(141,500)	(78,300)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,975,200	5,525,100

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	4,154,100	112,100

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$7,996,600	$4,196,900

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$303,800	$112,000

The accompanying notes are an integral part of these statements.
-7-

Index

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock warrants in
conjunction with debt	$1,226,200	$--

Issuance of stock as conversion
of subsidiary stock	$499,700	$--

Satisfaction of receivable - employee
with stock in company	$20,500	$20,500

Acquisition of assets
through issuance of debt	$50,000	$--

Issuance of stock for services	$35,600	$--

Initial valuation of new asset
retirement obligations	$--	$372,100

Acquisition of assets
through issuance of stock	$--	$1,396,200

Issuance of stock to satisfy debt	$--	$500,000

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
Index
1)    The Condensed Consolidated Balance Sheet as of March 31, 2005, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2004 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005, and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

2)    The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2005. In addition, the Company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the condensed consolidated accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.

To ensure that the Company has adequate cash to satisfy our capital requirements, the Company is working with several different sources for capital resources, including both strategic and financial investors. Although there is no assurance that funding will be available; we believe that our current business plan, if funded, will significantly improve our operating results and cash flow in the future.

3)    Certain reclassifications have been made in the December 31, 2004 Financial Statements to conform to the classifications used in the March 31, 2005 Financial Statements.

4)    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 Form 10-K. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

5)    The consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx”)(90%); Crested Corp. (“Crested”)(70.1%); Plateau Resources Limited (“Plateau”)(100%); Sutter Gold Mining Inc. (“SGMI”)(65.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. (“FNG”)(50.9%); Rocky Mountain Gas, Inc. (“RMG”)(95.6%), and the USECC joint venture (“USECC”), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. All material intercompany profits and balances have been eliminated.

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Index
6)    The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company has two employee stock incentive plans. There were no options granted to employees or directors under either employee stock incentive plan during the quarter ended March 31, 2005. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months Ended
	March 31,
	2005	2004
Net loss, as reported	$(1,501,200)	$(1,775,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(102,900)	--
Pro forma net loss	$(1,604,100)	$(1,775,000)

Earnings per share:
Basic and diluted - as reported	$(0.10)	$(0.14)
Basic and diluted - pro forma	$(0.11)	$(0.14)

7)    Components of Properties and Equipment at March 31, 2005, consist of coalbed methane properties, land, buildings and equipment.

		Accumulated
		Amortization,
		Depletion
	Cost	and Depreciation	Net Book Value
Coalbed methane and oil properties	$10,898,600	$(3,102,600)	$7,796,000
Buildings, land and equipment	11,621,200	(5,571,900)	6,049,300
	$22,519,800	$(8,674,500)	$13,845,300

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at March 31, 2005.

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Index

8)    The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they are ant dilutive. These options and warrants totaled 6,004,619 and 4,498,835 at March 31, 2005 and 2004, respectively. Stock options and warrants have a weighted average exercise price of $2.93 and $2.96 per share at March 31, 2005 and 2004, respectively. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are ant dilutive.

9)    Long term debt at March 31, 2005 consists of:

Debt for the purchase of coalbed methane properties, interest at 11% per annum; due January 29, 2007 (less discount of $241,200 for RMG warrants) (see note 13)	$3,179,700

Current portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	152,700

Current portion of long term debt	3,332,400

$3.0 million credit facility with interest at 10%; due July 30, 2006 (less discount of $233,500 for RMG warrants)	2,766,500

$4.0 million credit facility with interest at 6% simple; due February 9, 2008 (less discount of $1,080,900 for USE warrants)	2,919,100

Long term portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	1,062,700

Long term portion of debt	6,748,300
$10,080,700

10)    The Company has uranium properties that are in a shut down status in Wyoming and southern Utah for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company accounts for the reclamation of its mineral properties, coalbed methane and oil properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Index

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2004	$8,075,100
Addition to Liability	--
Liability Settled	--
Accretion Expense	104,400
Balance March 31, 2005	$8,179,500

11)    During the three months ended March 31, 2005, the Company issued 704,876 shares of its common stock. The following table details the number of shares issued and the dollar values received.

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2004	15,231,237	$152,300	$59,157,100

Conversion of RMG Investment	34,227	$300	$99,700

Conversion of 100,000 RMG
Series A Preferred Shares	91,743	$900	$299,100

Dividend on RMG Series A Preferred Shares	44,195	$400	$99,300

2001 Stock Compensation Plan	15,000	$200	$43,200

Exercise of Options	115,425	$1,200	$23,800

Exercise of Warrants	392,811	$3,900	$1,387,800

Outside Directors	11,475	$100	$35,500

Value of Company warrants issued attached
to new debt	--	$--	$1,111,700

Value of Company warrants issued
for professional services	--	$--	$114,500
	15,936,113	$159,300	$62,371,700

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Index
12)    The Company's revenues are derived from two segments: 1) Coalbed methane (and holding costs for inactive mining properties) and 2) Commercial real estate. The following table sets forth the operating results of each segment for the three months ended March 31, 2005 and 2004.

Three months ended March 31, 2005
	Coalbed
	Methane
	(and holding
	costs for inactive	Real Estate	Other and
	mining properties)	Operations	Corporate	Totals

Revenues	$833,400	$85,100	$533,000	$1,451,500

Operating (loss) income	$(454,900)	$17,000	$(945,000)	$(1,382,900)
Net other expenses				(172,100)
Minority interest in loss of subsidiaries				53,800
Loss before income taxes				$(1,501,200)

Capital expenditures	$414,500	$-	$16,800	$431,300
Depreciation, depletion and
amortization	$288,800	$22,300	$41,400	$352,500

Total assets at March 31, 2005	$16,426,600	$2,192,800	$16,437,200	$35,056,600

Three months ended March 31, 2004

Revenues	$593,400	$51,200	$222,900	$867,500

Operating loss	$(537,200)	$(26,300)	$(1,307,800)	$(1,871,300)
Net other income				55,700
Minority interest in loss of subsidiaries				40,600
Loss before income taxes				$(1,775,000)

Capital expenditures	$6,781,300	$-	$67,100	$6,848,400
Depreciation, depletion and
amortization	$222,400	$22,000	$44,100	$288,500

Total assets at March 31, 2004	$9,575,100	$2,192,600	$18,936,000	$30,703,700

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Index

13)    On January 30, 2004, the Company, through its indirect subsidiary RMG I, a 100% owned subsidiary of RMG, purchased the producing and non-producing properties of Hi-Pro Production LLC of Gillette, Wyoming ("Hi-Pro"), a company in the Powder River Basin of Wyoming. RMG I purchased these properties to continue its entry into the coalbed methane gas business.

RMG I financed $3.6 million of the cash component of the purchase from a recently established $25 million credit facility arranged by Petrobridge Investment Management, LLC (Petrobridge), a mezzanine lender headquartered in Houston, TX. The properties acquired from Hi-Pro serve as the sole collateral for the credit facility. As defined by the agreement, terms under the credit facility include the following: (1) advances under the credit facility are subject to lender's approval; (2) all revenues from oil and gas properties securing the credit facility will be paid to a lock box controlled by the lender. All disbursements for lease operating costs, revenue distributions and operating expense require approval by the lender before distributions are made; and (3) RMG I must maintain certain financial ratios and production volumes, among other requirements.

At March 31, 2005, RMG I was not in compliance with four of the five financial covenants under the Petrobridge agreement. The ratios and production figures that RMG I is not in compliance with are:

	Terms of Loan	Actual at 3-31-05
Total Debt to EBITDA	No greater than 2 to 1	2.9 to 1
EBITDA to interest and rents	Not less than 3 to 1	2.9 to 1
Current Ratio	Not less than 1 to 1	.3 to 1
Sales Volumes	180 mmcf per quarter	175 mmcf

Although RMG I is not compliant with the financial ratios required in the Petrobridge agreement, there has been a marked improvement in the ratios during the first quarter of 2005 due to continued efforts on the part of management to increase production and reduce costs which has provided cash to reduce debt. The one ratio that RMG I is compliant with is the Reserve Ratio of Proved Developed Producing Reserves NPV to Total Debt which is to be no less than 1.0 to 1.0. At March 31, 2005 the Proved Developed Producing Reserves NPV to Total Debt was 1.1 to 1.

A revocable waiver was granted through January 31, 2006 by the lender. As the wavier is conditional, the entire debt is classified as current. Management of RMG I continues to seek solutions in the production of coalbed methane gas to bring the project into compliance. As the Hi-Pro field continues to reduce costs and increase or maintain production at current levels RMG I may be able to comply with the required ratios. Until such time as compliance with the financial ratios is obtained, RMG I will continue to classify the entire $3,179,700 in debt, net of discount for warrants, as current debt. Should the lender declare the note in default, the only asset available for recourse is the Hi-Pro property owned by RMG I.

U.S. ENERGY CORP. & SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
Index

14)    The results of operations and operating cash flows are impacted by changes in market prices for oil and gas. To mitigate a portion of this exposure, RMG I has entered into certain derivative instruments. RMG I's derivative instruments covered approximately 77% of net gas sales for the three months ended March 31, 2005. All derivative instruments have been entered into and designated as cash flow hedges of gas price risk and not for speculative or trading purposes. As of March 31, 2005, RMG I's derivative instruments were comprised of swaps. For swap instruments, RMG I receives (pays) a fixed price for the hedged commodity and pays (receives) a floating market price, as defined in each instrument, to the counterparty. These instruments have been designated and have qualified as cash flow hedges.

The carrying values of these instruments are equal to the estimated fair values. The fair values of the derivative instruments were established using appropriate future cash flow valuation methodologies. The actual contribution to future results of operations will be based on the market prices of natural gas at the time of settlement and may be more or less than fair value estimates used at March 31, 2005.

Hedging activities included in the condensed consolidated statement of operations were nominal during the period ended March 31, 2005. Approximately 30,000 mmbtu per month are hedged at $4.14 per mmbtu through December 2005.

15)    Other comprehensive loss consists of the fair value of derivative instruments which was a liability of $742,600 at March 31, 2005. Total comprehensive loss for the three months ended March 31, 2005 was $306,600.

Index

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2005 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate. The Company manages all of its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.1%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statements of Crested, Rocky Mountain Gas, Inc. ("RMG"), Plateau Resources Ltd. ("Plateau"), USECC and other subsidiaries. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. Due to either depressed metal market prices or disputes in certain of the partnerships, all mineral properties have either been sold, reclaimed or are shut down except coalbed methane. However, activities have resumed on a limited basis in uranium and gold. The Company has had no production from any of its mineral properties during the periods covered by this report except coalbed methane.

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

Oil and Gas Producing Activities - We follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

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

Index

Asset Retirement Obligations - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties based on the current estimate of the future reclamation costs as determined by internal and external experts.

Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonment’s of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB No. 123(R), Accounting for Stock-Based Compensation, which replaces FASB 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The FASB later extended the effective date for implementation for the first annual or interim reporting period after December 31, 2005. The Company will be required to implement FASB 123(R) on the quarterly report for the quarter ended March 31, 2006. Under the terms of FASB 123(R) the Company will be required to expense the fair value of stock options issued to employees. The fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. The fair value of an option estimated at the grant date is not subsequently adjusted for changes in the price of the underlying stock or its volatility, life of the option, dividends on the stock, or the risk-free interest rate.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

During the three months ended March 31, 2005, operations resulted in a loss of $1,501,200 and consumed $1,161,200 of cash. Investing activities generated cash in the amount of $340,100 and financing activities generated $4,975,200 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt. All these factors together resulted in a net increase of cash and cash equivalents of $4,154,100 during the quarter ended March 31, 2005.

Although the Company’s cash position increased significantly during the quarter ended March 31, 2005, it will need to continue to seek industry partners or equity financing to continue to fund mine standby costs; coalbed methane property acquisition, maintenance and operations; limited reclamation and general and administrative expenses.

Index

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

Capital Resources

Sale of Rocky Mountain Gas

As of April 11, 2005, the company and its subsidiary Rocky Mountain Gas, Inc. (“RMG”) have entered into a binding agreement with Enterra Energy Trust (“Enterra”) for the acquisition of RMG by Enterra in consideration of $20,000,000, payable pro rata to the RMG shareholders in the amounts of $6,000,000 in cash and $14,000,000 in exchangeable shares of one of the subsidiary companies of Enterra. Enterra made a $500,000 deposit which is held in escrow and is refundable should RMG not be able to cure any due diligence defects. Enterra has notified RMG that all due diligence issues have been resolved. Should Enterra fail to take up and pay for the RMG shares of common stock within 7 calendar days of the meeting at which the Share Exchange Plan is approved, then Enterra shall pay an additional $500,000 to RMG in addition to retaining the $500,000 deposit. The shares will be exchangeable for units of Enterra twelve months after closing of the transaction. The Enterra units are traded on the Toronto Stock Exchange and on NASDAQ; the exchangeable shares will not be traded. RMG will be acquired with approximately $3,500,000 of debt owed to its mezzanine lenders.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. will not be included in the transaction with Enterra. However, Enterra will be entitled to be paid up to (but not more than) $2,000,000 if proceeds from a future disposition of the minority equity interest in Pinnacle exceed $10,000,000.

Closing of the transaction is subject to approval of the RMG shareholders; U.S. Energy Corp. and Crested Corp., the principal shareholders of RMG, have agreed to vote in favor of the acquisition. Closing is further subject to obtaining regulatory and stock exchange approvals.

Joint Venture with Uranium Power Corp.

As of April 11, 2005, the Company and Crested Corp. (as the USECC Joint Venture) signed a Mining Venture Agreement with Uranium Power Corp. (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. Under the terms of this agreement the Company and USE are to receive an additional $500,000 cash on June 29, 2005 and 1,000,000 shares of UPC common stock, and additional payments of $3,200,000 and $3,000,000 shares of UPC stock through December 29, 2007.

The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000.

Index

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

Issuance of senior convertible debentures

On February 9, 2005, the Company closed a financing pursuant to a securities purchase agreement with seven accredited investors for the issuance of $4,720,000 in face amount of debentures maturing February 4, 2008, and three year warrants to purchase common stock of the company. The face amount of the debentures includes simple annual interest at 6%; the investors paid $4,000,000 for the debentures. A commission of 7% on the $4,000,000 was paid by the company to HPC Capital Management (a registered broker-dealer) in connection with the transaction, and the company paid $20,000 of the investors’ counsel’s legal fees, resulting in net proceeds to the company of $3,700,000. Net proceeds will be used by the company for general working capital.

The debentures are unsecured; the face amount of the debentures are payable every six months from February 4, 2005, in five installments of 20%, in cash or in restricted common stock of the company. The company may pay this amortization payment in cash or in stock at the lower of $2.43 per share (the “set price”) or 90% of the volume weighted average price of the company’s stock for the 90 trading days prior to the repayment date. The set price equals 90% of the volume weighted average price of the company’s stock over the 90 trading days prior to February 4, 2005.

At any time, the debentures are convertible to restricted common stock of the company at the set price.

At any time and if certain conditions are met, the company has the right to redeem some or all of the debentures in cash or stock, in amount equal to 120% of the face amount of the debentures until February 4, 2006; 115% from February 5, 2006 to February 4, 2007; and 110% from February 5, 2007 until maturity. Payment in stock would be at the set price.

If at any time the company’s stock trades at more than 150% of the set price for 20 consecutive trading days, the company, under certain circumstances, may convert the balance of the face amount of the debentures at the set price.

In the event of default, the investors may require payment (i) in cash equal to 130% of the then outstanding face amount; or (ii) in stock equal to 100% of face amount, with the stock priced at the set price, or (iii) in stock equal to 130% of the face amount, with the stock priced at 100% of the volume weighted average price of the company’s stock for the 90 trading days prior to default.

The company issued warrants to the investors, expiring February 4, 2008, to purchase 971,193 shares of restricted common stock, at $3.63 per share (equal to 110% of the NASDAQ closing price for the company’s stock on February 3, 2005). The number of shares underlying the warrants equals 50% of the shares issuable on full conversion of the debentures at the set price (as if the debentures were so converted on February 4, 2005).

Warrants to purchase 100,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

Index

If in any period of 20 consecutive trading days the company’s stock price exceeds 200% of the warrants’ exercise price, on each of the trading days, all of the warrants shall expire on the 30th day after the company sends a call notice to the warrant holders.

The company has agreed to file with the Securities and Exchange Commission a registration statement to cover the future sale by the investors of the shares issuable in payment and/or conversion of the debentures, and the shares issuable on exercise of the warrants. The registration statement also will cover the future sale by HPC Capital Management of the shares issuable on exercise of the warrants issued to HPC in connection with the transaction.

Other

During the three months ended March 31, 2005 the Company received $1,416,700 from the exercise of 392,811 warrants and 11,111 options. An additional 208,830 shares underlying in employee options were issued to the employees by the surrender of 104,516 shares of the Company’s common stock directly owned by the employees.

The Company sold its interests in the town site operations to a non-affiliated entity, The Cactus Group ("Cactus"). The Company carried the loan document which had a balance due at March 31, 2005 of $3.0 million at 7.5% annual interest. Cactus is to make payments of $24,000 per month until August 2008 at which time a balloon note in the amount of $2.8 million is due.

The Company has a $750,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment. At March 31, 2005, the full line of credit was available to the Company and has been renewed by the bank through June 30, 2005. This line of credit is used for short term working capital needs associated with operations.

Capital Requirements

The capital requirements of the Company during 2005 remain its General and Administrative costs and expenses; the funding of costs associated with the maintenance and operation of its coalbed methane properties should the sale of RMG to Enterra not be concluded; permitting and development work on its gold property and the ongoing maintenance of its uranium and other mineral properties.

Maintaining Mineral Properties

SMP Uranium Properties

As stated above the Joint Venture with UPC will fund the majority of the expenses associated with maintaining the uranium properties in central Wyoming and performing exploration drilling on them. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000.

Index

Plateau Resources Uranium Properties

Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). Due to increases in the market price for uranium during the last six months of the year ended December 31, 2004 and the first quarter of 2005, the Company reconsidered its prior decision to reclaim the Shootaring Mill property. In March 2005, Plateau filed an application with the State of Utah to restart the Mill. (See the Form 8-K report filed March 31, 2005) Therefore, the Company will not expend any capital resources in the reclamation of the Mill during calendar 2005. The Company anticipates that it will expend between $75,000 and $100,000 per month during the second and third quarters of 2005 at the Shootaring Mill and Utah uranium properties. In addition to maintaining these properties, management of the Company is actively acquiring new uranium claims and data relating to them in the southern Utah area.

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

Mt. Emmons Molybdenum Property

On February 4, 2005, the U.S. District Court in Colorado entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties by Phelps Dodge to the Company and Crested includes the transfer of ownership and operational responsibility for the Water Treatment Plant. The Company, Crested and Phelps Dodge are currently discussing how the water treatment plant will be transferred and what costs, if any, Phelps Dodge will be reimbursed for.

The Company does not know what the annual holding costs of the water treatment plant are but management of the Company has been told that the costs approximate $1.0 million per year. Another commitment of cash resources that the Company is exploring with Phelps Dodge is the bonding commitment. The ultimate transfer of the water treatment license to operate the water treatment plant is subject to the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005.

The Company does not have the required capital resources to maintain and operate the water treatment plant long term and develop the Mt. Emmons molybdenum property. Management of the Company is therefore aggressively pursuing industry partners and other avenues of financing for the property.

Index
Development of Coalbed Methane Properties

Should the sale of RMG to Enterra not be successfully concluded, there are drilling and lease maintenance fees which RMG will be responsible for. The net commitment for RMG for delay rentals during the balance of calendar 2005 is $106,600. RMG also has drilling commitments at its Oyster Ridge properties in the range of $1.2 million to $1.5 million depending on the amount of drilling work its management determines will be done. The other drilling commitments are on the Castle Rock property of $2.5 million and on the Hi-Pro property of $200,000. While it is anticipated that the drilling on the Hi-Pro property will result in salable gas, the drilling activity on the Oyster Ridge and Castle Rock properties will not generate gas for sale until gathering and compression infrastructure is installed at some later date.

Cash generated as a result of the production of coalbed methane gas is swept by the financing entities to pay principal and interest. Prior to the sweep of the cash for principal and interest payments, sufficient cash to pay well and field operating costs was advanced to RMG. RMG also receives a per well monthly fee of $193, net to RMG, for operating the coalbed methane operations from the working interest owners.

Debt Payments

Debt to non-related parties at March 31, 2005 was $11,636,300 net of a discount of $1,555,600. This debt consists of debt owed by RMG I to mezzanine lenders to purchase the Hi-Pro assets of $3,179,700 million, net of a discount of $241,200 for RMG warrants; debt related to the purchase of vehicles and a corporate aircraft of $1,215,400; senior convertible debentures of $2,919,100, net of discount of $1,080,900 for commissions paid and warrants to purchase the Company’s common stock; and $2,766,500, net of $233,500 for RMG warrants for a credit facility to a private lender at 11% per annum.

Should the sale of RMG to Enterra be successfully concluded the debt of the Company would be reduced by $6,420,900. This reduction would be as a result of (1) Enterra acquiring RMG with its debt to Petrobridge for the purchase of the Hi-Pro assets of $3,420,900 and (2) USE retiring a debt to a private lender of $3,000,000 to allow the lender to release 4,333,333 shares of common stock of RMG and a lien on the Oyster Ridge property which the lender holds as collateral on the debt.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at March 31, 2005 was $5,295,100, which is reflected on the Balance Sheet. This liability is fully funded by cash investments that are recorded as long term restricted assets. Due to the increased market price of uranium, the reclamation of this property has been delayed significantly and is not anticipated to commence until 2032.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at March 31, 2005 are $2,385,500 and are covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested. It is anticipated that $192,700 of reclamation work on the SMP properties in Wyoming will be performed during 2005.

RMG asset retirement obligations at March 31, 2005 were $476,500. It is not anticipated that any reclamation work will commence on the coalbed methane properties during 2005.

The asset retirement obligation for SGMI is $22,400 which is covered by a cash bond. No cash resources will be used for asset retirement obligations at SGMI during the year ended December 31, 2005.

Index

Results of Operations

Three Months Ended March 31, 2005

During the three months ended March 31, 2005, the Company recorded a loss from operations of $1,382,900 as compared to a loss from operations during the quarter ended March 31, 2004 of $1,871,300. The reduction of the loss from operations during the current year was as a result of increased revenues and reductions in various cost and expense categories.

Revenues increased during the three months ended March 31, 2005 over the three months ended March 31, 2004 as a result of increases in real estate operations, gas sales and management fees of $33,900, $240,000 and $310,100 respectively. Increased gas sales and management fees are a result of the operation of the properties purchased by RMG during the quarter ended March 31, 2004. Enhancement work increased not only the amount of gas produced but the number of wells producing which increased the management fees.

Operating costs and expenses increased by $95,600 to $2,834,400 for the three months ended March 31, 2005 from $2,738,800 during the three months ended March 31, 2004. This increase in costs was a result of an increase of $254,000 in gas operating expenses. All other expense categories decreased by a total of $158,400 due to implementation of cost reduction measures. As a result of these cost reduction measures real estate operation costs were reduced by $9,400, mineral holding costs were reduced by $96,300 and general and administrative costs and expenses were reduced by $52,700 during the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

During the three months ended March 31, 2004 the Company recognized $279,200 in revenues from the sale of Ruby Mining Company common stock. During the three months ended March 31, 2005 the Company only recorded $66,500 in revenues from the sale of the same investment. This reduction of $212,700 in revenues and an increase of $19,400 in interest expense during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 are the primary causes in the decrease in other income and expenses of $227,800.

The Company recorded a net loss of $1,501,200 or $0.10 per share for the quarter ended March 31, 2005 as compared to a loss of $1,775,000 or $0.14 per share for the quarter ended March 31, 2004. The reduction in the loss per share is a result of the decrease of the net loss of $273,800 and an increase in the weighted average number of shares outstanding at March 31, 2005 from that at March 31, 2004 of 2,078,436 shares.

Three Months Ended March 31, 2004

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

Index

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

Contractual Obligations

The Company has two divisions of contractual obligations as of March 31, 2005: debt to third parties of $10,080,700, and asset retirement obligations of $8,179,500 which will be paid over a period of five to seven years. During the three months ended March 31, 2005, the Company incurred new debt of $4.0 million of new debt to a private lender. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$10,080,700	$3,332,400	$6,739,200	$9,100	$-

Other long-term liabilities	8,179,500	192,700	471,100	1,946,100	5,569,600
Totals	$18,260,200	$3,525,100	$7,210,300	$1,955,200	$5,569,600

Index

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Gas Hedging Activities

The Company's results of operations and operating cash flows are impacted by changes in market prices for gas. To mitigate a portion of the exposure to adverse market changes, RMG I has entered into derivative instruments. As of March 31, 2005, RMG I's gas derivative instruments are comprised of swaps. These instruments allow the Company to predict with greater certainty the effective gas prices to be received for its hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, the Company believes its derivative instrument will continue to be highly effective in achieving the risk management objectives for which they are intended.

For swap instruments, RMG I receives a fixed price for the hedged commodity and pays a floating market price, as defined in each instrument, to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

In accordance with FASB Interpretation No. 39, the Company nets the value of its derivative arrangements with the same counterparty in the accompanying condensed consolidated balance sheets, to the extent that a legal right of setoff exists.

Gain or losses from derivative transactions are reflected as adjustments to gas sales on the condensed consolidated statements of operations. Following provisions of SFAS 133, changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in gas sales. No ineffectiveness was recorded in the quarter ended March 31, 2005.

As of March 31, 2005, RMG I had the following open gas derivative instruments designed to hedge a portion of our gas production for periods after March 31, 2005:

Natural Gas (Mmbtu):

		Weighted-	Fair
		Average	Value at
	Volume	Strike	March 31,
	Mmbtu	Price	2005
Swaps:

2005	275,000	$ 4.14	$ (742,500)

The Company has established the fair value of all derivative instruments using appropriate future cash flow valuation methodology. The actual contribution to our future results of operations will be based on the market prices at the time of settlement and may be more or less than the fair value estimates used at March 31, 2005. All hedged transactions as of March 31, 2005, are expected to mature by December 31, 2005.

Index
Additional information concerning the fair value of our gas derivative instruments is as follows for the nine months ended March 31, 2005:

Fair value of contracts outstanding as of January 1, 2005	$(436,000)
Change in fair value of contracts during the three months	(308,500)
Contracts realized or otherwise settled during the three months	2,000
Fair value of new contracts when entered into during the three months	--
Fair value of contracts when closed during the three months	--
Fair value of contracts outstanding as of March 31, 2005	$(742,500)

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

The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of gas may have on the fair value of its commodity hedging instruments. At March 31, 2005, a 10% change in the underlying commodities' prices would change the net liabilities recorded for the Company's hedging instruments by approximately $184,800.

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

During the three months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Sheep Mountain Partners

On February 24, 2005, a three judge panel of the 10th Circuit Court of Appeals vacated the judgment of the U.S. District Court of Colorado of $20,044,183 and remanded the case to the Arbitration Panel for clarification of its 1996 Order and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits there from,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case." The U.S. District Court remanded the case to the arbitration panel. On May 12, 2005, the chairman of the arbitration panel, Joseph W. Morris entered an order setting a hearing for June 9, 2005, to determine what should be the composition of the panel and what will be the compensation to the members of the panel.

The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge

USE and Crested were served with a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), seeking declaratory judgment over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

The case was tried starting on November 29, 2004. On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties under Paragraph 8 of the 1987 AMAX Agreement includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments. However, the Order did not address the NPDES permit. NPDES permits are administered and regulated by the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights to PD on the Mt. Emmons properties from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Mt. Emmons property had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC.

PD and USECC have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order as follows: (1) the ruling on USECC’s Motion to Amend Judgment is stayed until ten (10) days after filing of written notice by PD that settlement has not been achieved; and (2) the March 8, 2005 Order on stay of execution and enforcement of the Judgment is extended for thirty (30) days after the Court issues a ruling on USECC’s Motion to Amend.

Index

Rocky Mountain Gas, Inc. (RMG)

Lawsuits challenging Bureau of Land Management (“BLM”) Records of Decisions

Three lawsuits are currently pending in the Montana Federal District Court challenging BLM's Records of Decisions for the Powder River Basin Oil and Gas EIS for the Wyoming portion of the Basin, and the Statewide Oil and Gas EIS and Proposed Amendment for the Powder River and Billings Resource Management Plans in Montana.

In April of 2003, NRPC and the Northern Cheyenne Tribe and Native Action (the “Tribe”) filed a suit against BLM challenging the April 2003 decision by BLM approving the Final Statewide Oil and Gas Environmental Impact Statement (FEIS) and proposed amendments to the RMP. On February 25, 2005 Federal District Court Judge Anderson dismissed all counts with the exception of the allegation that the FEIS is inadequate because it failed to consider any alternatives to full-field development and ruled that BLM’s failure to analyze a phased development alternative renders the FEIS inadequate. BLM will now be required to perform a Supplemental EIS (“SEIS”) examining a phased development alternative, which could take 18 months to complete.

On April 5, 2005, Federal District Court Judge Anderson rejected the Tribe’s request for a complete moratorium on CBM drilling in Montana and instead accepted BLM’s proposal that limited the number of Federal APDs issued by BLM to maximum of 500 wells per year, including federal, state and fee wells within a certain defined geographic area. The decision will prohibit BLM from issuing Federal wells in RMG’s Castle Rock property until the SEIS is completed, because it is not located with the defined geographic area. However, the decision does not limit the number of fee and state wells that can be approved in the Castle Rock property by the State of Montana. RMG will request BLM to extend the expiration date of the Federal leases for the period of the delay.

Neither the Company, nor RMG is a party to these lawsuits.

Dunlap Litigation

On April 13, 2005, the Dunlap Family and others filed a complaint against RMG, Civil Action No. 26375 in the Wyoming Sixth Judicial District Court claiming improper payment of royalties from coalbed methane production. RMG filed an answer on April 28, 2005, denying that RMG has failed to make proper payment. RMG estimates that the potential exposure could be approximately $40,000 to $50,000. The case is pending.

No other material developments in the other pending Legal Proceedings have occurred since they were last reported by the Company in Item 1 of its Form 10-K for the year ended December 31, 2004.

Index

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company issued a total of 704,876 shares of its common stock pursuant to the exercise of warrants; options; the 2001 stock compensation plan, as compensation to outside directors and in conversion of preferred stock of a subsidiary (Rocky Mountain Gas, Inc.). Also in the first quarter, the Company issued convertible debentures (face amount $4,720,000 including interest; $4,000,000 loaned, net proceeds of approximately $3,700,000 after payment of a commission and legal costs). The debentures are convertible into shares of common stock at $2.43 per share. The Company also, in connection with the debenture transaction, issued warrants to purchase 1,071,195 shares of common stock at $3.63; the warrants expire February 4, 2008. A registered broker-dealer was paid $280,000 in cash commission, and issued warrants to purchase 100,000 shares (included in the total number of warrants issued in the transaction). As of the date of this report, no debentures have been converted and none of the subject warrants have been exercised. The Company has filed a registration statement with the SEC to permit the public sale of conversion and warrant shares, but that registration statement has not yet been declared effective as of the date this Form 10-Q is filed.

ITEM 3. Defaults Upon Senior Securities

Not Applicable - For various waivers please see Note 13 to Condensed Consolidated Financial Statements.

ITEM 4. Submission of Matter to a Vote of Shareholders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.
31.1	Certification under Rule 13a-14(a) John L. Larsen
31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer
32.1	Certification under Rule 13a-14(b) John L. Larsen
32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer

(b) Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended March 31, 2005 as follows:

1.
The report filed on February 14, 2005, under Items 1.01, 3.02 and 8.01 referenced a securities purchase agreement with seven accredited investors and referenced the receipt of the Order dated February 4, 2005 from the judge of the U.S. District Court of Colorado in the case between the Company, U.S. Energy Corp. and Phelps Dodge Corporation.

2.	The report filed on February 15, 2005, was an amendment to the report filed on February 14, 2005.
3.
The report filed on February 28, 2005, under Item 8.01 referenced the Letter of Intent for Proposed Merger of Rocky Mountain Gas, Inc. with Enterra Energy Trust and the February 24, 2005 ruling by the Tenth Circuit Court of Appeals to remand the case between the Company, U.S. Energy Corp. and Nukem to the Arbitration Panel for clarification.

4.
The report filed on March 21, 2005, under Item 8.01 referenced the Company and U.S. Energy Corp. filing a formal request with the State of Utah for an operational license to reopen and operate the Shootaring Canyon Uranium Mill in southeastern Utah.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: May 18, 2005	By:	/s/ John L. Larsen
JOHN L. LARSEN,
CHAIRMAN and CEO

Date: May 18, 2005	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer

