Form 10-Q
period 2005-06-30
US ENERGY CORP
filed 2005-08-17
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the six months and quarter ended June 30, 2005 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 12, 2005
Common stock, $.01 par value	18,361,638

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets June 30, 2005 (unaudited) and December 31, 2004 (audited)	3-4

	Condensed Consolidated Statements of Operations for the Three and six months Ended June 30, 2005 and 2004 (unaudited)	5-6

	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	7-8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28-29

ITEM 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	31-32

ITEM 2.	Changes in Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Shareholders	32

ITEM 5.	Other Information	33

ITEM 6.	Exhibits and Reports on Form 8-K	33

	Signatures	34

	Certifications	See Exhibits

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,703,000	$3,842,500
Marketable securities	6,215,500	--
Accounts receivable
Trade, net of allowance of $111,300	150,900	797,500
Affiliates	28,100	13,500
Other	50,600	52,700
Current portion of long-term notes receivable, net	35,500	49,500
Prepaid expenses	263,400	489,700
Inventories	27,600	176,100
Total current assets	11,474,600	5,421,500

INVESTMENTS:
Non-affiliated companies	14,129,800	957,700
Restricted investments	6,838,000	6,852,300
Total investments	20,967,800	7,810,000

PROPERTIES AND EQUIPMENT:	13,410,600	22,088,600
Less accumulated depreciation,
depletion and amortization	(7,441,700)	(8,322,000)
Net properties and equipment	5,968,900	13,766,600

OTHER ASSETS:
Notes receivable trade	2,979,300	2,971,800
Deposits and other	478,200	733,800
Total other assets	3,457,500	3,705,600
Total assets	$41,868,800	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$217,400	$1,751,300
Income taxes payable	235,000	--
Accrued compensation expense	296,100	181,700
Asset retirement obligation	192,700	192,700
Current portion of long-term debt	144,200	3,400,100
Deferred gain on sale of RMG	1,178,600	--
Other current liabilities	724,200	532,200
Total current liabilities	2,988,200	6,058,000

LONG-TERM DEBT	3,230,700	3,780,600

ASSET RETIREMENT OBLIGATIONS	7,602,100	7,882,400

OTHER ACCRUED LIABILITIES	1,902,300	1,952,300

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,279,000

MINORITY INTERESTS	825,100	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 17,908,466
and 15,231,237 shares issued net of
treasury stock, respectively	179,100	152,300
Additional paid-in capital	63,001,000	59,157,100
Accumulated deficit	(39,696,200)	(49,321,700)
Treasury stock at cost,
977,306 and 972,306 shares respectively	(2,800,400)	(2,779,900)
Accumulated comprehensive loss	--	(436,000)
Unrealized gain on securities	1,249,400	--
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	21,442,400	6,281,300
Total liabilities and shareholders' equity	$41,868,800	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Real estate operations	$72,100	$57,400	$157,200	$108,600
Management fees	111,400	84,200	367,700	170,200
	183,500	141,600	524,900	278,800

OPERATING COSTS AND EXPENSES:
Real estate operations	67,300	60,300	135,400	137,800
Gas operations	--	--	--	--
Mineral holding costs	377,000	447,000	669,900	836,200
General and administrative	2,160,100	958,900	3,324,500	2,067,500
	2,604,400	1,466,200	4,129,800	3,041,500

OPERATING LOSS	(2,420,900)	(1,324,600)	(3,604,900)	(2,762,700)

OTHER INCOME & EXPENSES:
Gain on sales of assets	--	31,800	9,500	31,800
Gain on sale of investment	51,200	379,200	117,700	658,400
Interest income	135,500	97,100	190,400	139,600
Interest expense	(1,815,700)	(49,400)	(1,991,500)	(235,500)
	(1,629,000)	458,700	(1,673,900)	594,300

LOSS BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS, AND
PROVISION FOR INCOME TAXES	(4,049,900)	(865,900)	(5,278,800)	(2,168,400)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	307,600	2,700	361,400	6,000

LOSS BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	(3,742,300)	(863,200)	(4,917,400)	(2,162,400)

DISCONTINUED OPERATIONS(net of taxes)
Gain on sale of discontinued segment	14,543,000	--	14,543,000	--
Loss from discontinued operations	--	(746,000)	(326,100)	(1,221,800)
	14,543,000	(746,000)	14,216,900	(1,221,800)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

GAIN (LOSS) BEFORE PROVISION FOR
INCOME TAXES	$10,800,700	$(1,609,200)	$9,299,500	$(3,384,200)

PROVISION FOR INCOME TAXES	--	--	--	--

NET GAIN (LOSS)	$10,800,700	$(1,609,200)	$9,299,500	$(3,384,200)

NET GAIN (LOSS) PER SHARE BASIC	$0.68	$(0.13)	$0.62	$(0.27)

NET GAIN (LOSS) PER SHARE DILUTED	$0.70	$(0.13)	$0.61	$(0.27)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	15,795,706	12,596,426	14,896,431	12,319,657

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	15,352,966	12,596,426	15,339,171	12,319,657

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$9,299,500	$(1,775,000)
Adjustments to reconcile net gain (loss)
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(361,400)	(40,600)
Amortization of deferred charge	441,300	--
Depreciation	189,000	288,500
Accretion of asset
retirement obligations	183,400	71,800
Amortization of debt discount	1,126,500	172,400
Noncash interest expense	671,700	--
Noncash services	35,600	3,300
(Gain) on sale of investment	(14,660,700)	--
(Gain) on sale of assets	(9,500)	--
(Gain) on sale investments	(117,700)	(279,200)
Noncash compensation	216,900	157,000
Net changes in assets and liabilities:	185,600	95,600
NET CASH USED IN
OPERATING ACTIVITIES	(2,799,800)	(1,306,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Rocky Mountain Gas, Inc.	(881,800)	--
Development of unproved gas properties	--	(2,000)
Acquisition of producing gas properties	--	(1,198,000)
Acquisition of undeveloped gas properties	--	(3,213,000)
Development of unproved mining claims	(166,100)	158,400
Proceeds on sale of property and equipment	9,500	--
Proceeds from sale investments	117,700	279,200
Escrow proceeds	500,000	--
Net change in restricted investments	14,300	31,500
Purchase of property and equipment	(240,300)	(162,900)
Net change in notes receivable	(14,000)	--
NET CASH USED IN
INVESTING ACTIVITIES	(660,700)	(4,106,800)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
	Six months ended June 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$1,579,600	$350,000
Issuance of subsidiary stock	--	2,068,700
Proceeds from long term debt	3,700,000	3,184,700
Repayments of long term debt	(958,600)	(78,300)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,321,000	5,525,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	860,500	112,100

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$4,703,000	$4,196,900

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$193,300	$112,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock warrants in
conjunction with debt	$1,226,200	$--

Issuance of stock as conversion of
subsidiary stock	$499,700	$--

Satisfaction of receivable - employee
with stock in company	$20,500	$20,500

Acquisition of assets
through issuance of debt	$50,000	$--

Issuance of stock for services	$35,600	$--

Initial valuation of new asset
retirement obligations	$--	$372,100

Acquisition of assets
through issuance of stock	$--	$1,396,200

Issuance of stock to satisfy debt	$--	$500,000

Unrealized gain on securities	$1,249,400	$--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
1) The Condensed Consolidated Balance Sheet as of June 30, 2005, the Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2004 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005, and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

2) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company recorded a profit of $9,299,500 during the six months ended June 30, 2005, it has sustained substantial losses from operations in recent years. The profit during the six months ended June 30, 2005 was from the sale of Rocky Mountain Gas, Inc., not operations.

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

3) Certain reclassifications have been made in the December 31, 2004 Financial Statements to conform to the classifications used in the June 30, 2005 Financial Statements.

4) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 Form 10-K.

5) The condensed consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx”)(90%); Crested Corp. (“Crested”)(70.1%); Plateau Resources Limited (“Plateau”)(100%); Sutter Gold Mining Inc. (“SGMI”)(65.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. (“FNG”)(50.9%); and the USECC joint venture (“USECC”), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. Previous consolidated financial statements of the Company included one additional majority-owned subsidiary, Rocky Mountain Gas, Inc. (“RMG”)(consolidated ownership of 95.6%), which was sold on June 1, 2005. RMG is therefore no longer included in the consolidated financial statements of the Company. All material inter-company profits and balances have been eliminated.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

6) On June 1, 2005 Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra for purposes of the RMG acquisition, hereafter "Acquisitions") acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of class D shares of Acquisitions. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders. USE’s and Crested's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

The Enterra Initial Units received by the Company, Crested and YSFC are reflected on the Company’s consolidated balance sheet as $6,215,500, which included a unrealized gain of $1,249,900, as current assets - marketable securities and the Class D shares of Acquisitions are carried as $13,172,250 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

7) Comprehensive Income

Unrealized gains on investments, which consist of Enterra Initial Units are excluded from net income but are reported as comprehensive income on the Balance Sheet under Shareholder’s equity. The following table illustrates the effect on net income and earnings per share if the company had recognized comprehensive income:

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss)	$9,299,500	$(3,384,200)
Add : Comprehensive income from unrealized gain on marketable securities	$1,249,400	--
Comprehensive Income (loss)	$10,548,900	$(3,384,200)

8) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Investments in marketable securities consisted of the following at June 30, 2005:
	Cost	Market Value	Unrealized Gain

Equity Securities	$4,966,100	$6,215,500	$1,249,400

These securities were acquired in connection with the Enterra transaction discussed in Note 6. In addition to these transactions the Company sold 307,500 shares of Ruby Mining Company (“Ruby”) common stock and received $117,500 in revenues. Ruby common stock has no carrying value.

9) The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company has two employee stock incentive plans. There were no options granted to employees or directors under either employee stock incentive plan during the six months ended June 30, 2005. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss), as reported	$9,299,500	$(3,384,200)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(206,200)	--
Pro forma net profit (loss)	$9,093,300	$(3,384,200)

Earnings per share:
Basic - as reported	$0.62	$(0.27)
Basic - pro forma	$0.61	$(0.27)
Diluted - as reported	$0.61	$(0.27)
Diluted - pro forma	$0.59	$(0.27)

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

10) Components of Properties and Equipment at June 30, 2005, consist of mining and oil properties, land, buildings and equipment.

		Accumulated
		Amortization,
		Depletion
	Cost	and Depreciation	Net Book Value
Mining and oil properties	$2,019,700	$(1,773,600)	$246,100
Buildings, land and equipment	11,390,900	(5,668,100)	5,722,800
	$13,410,600	$(7,441,700)	$5,968,900

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at June 30, 2005.

11) Income Taxes - The components of deferred taxes at June 30, 2005 are as follows:

June 30, 2005
Deferred tax assets:
Deferred compensation	$519,200
Net operating loss carry-forwards	9,165,900
Nondeductible reserves and other	521,400
Tax basis in excess of book basis	67,800
Tax credits	235,000
Total deferred tax assets	$10,509,300

Deferred tax liabilities:
Book basis in excess of tax basis	$(1,397,900)
Development and exploration costs	(109,400)
Total deferred tax liabilities	(1,507,300)

Net deferred tax assets - all non-current	9,002,000
Valuation allowance	(9,002,000)

Net deferred tax liability	$--

At December 31, 2004, the Company had available for federal income tax purposes, consolidated net operating loss carry-forwards of approximately $26,188,300 which expire from 2006 through 2023. Based on anticipated income for the year ending December 31, 2005, the company expects to utilize approximately $10,774,300 of this consolidated NOL. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company’s ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Six Month Ended
June 30, 2005
Expected federal income tax expense	$3,337,075
Net operating loss not previously benefited and other	(3,102,075)
Consolidated income taxes due	$235,000

$235,000 in alternative minimum tax due as of June 30, 2005 as a result of the sale of RMG to Enterra. For information regarding the tax to book differences and components of deferred taxes at December 31, 2004, please refer to the Company’s Form 10-K for that period.

12) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they are anti-dilutive. These options and warrants totaled 5,845,733 and 4,446,820 shares at June 30, 2005 and 2004, respectively. Stock options and warrants have a weighted average exercise price of $3.03 and $2.98 per share at June 30, 2005 and 2004, respectively. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are antidilutive.

13) Long term debt at June 30, 2005 consists of:

Current portion of long term debt:	$144,200

$3.0 million credit facility with interest at 10%; due July 30, 2006 (less discount of $194,100 for RMG warrants)	2,055,900

$4.0 million convertible debentures with interest at 6%; due February 9, 2008 (less discount of $64,200 for USE warrants)	204,000

Long term portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	970,800

Long term portion of debt	3,230,700
$3,374,900

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

14) The Company has uranium properties that are in a shut-down status in Wyoming and southern Utah and it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company accounts for the reclamation of its mineral properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

The Company deducts any actual funds expended for reclamation from the asset retirement obligations during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut-down mining properties, it has no remaining book value for these properties. Any upward revisions of retirement costs on its mineral properties will therefore be expensed in the quarter in which they are recorded. Retirement obligations related to mineral properties, result in increases to the property costs which are depleted over the economic life of the properties.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2004	$8,075,100
Addition to Liability	--
Liability Settled	--
Sale of RMG	(463,700)
Accretion Expense	183,400
Balance June 30, 2005	$7,794,800

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

15) During the six months ended June 30 2005, the Company issued 2,677,229 shares of its common stock. The following table details the number of shares issued and the dollar values received.

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2004	15,231,237	$152,300	$59,157,100

Conversion of RMG Investment	54,720	$600	$169,400

Conversion of 100,000 RMG
Series A Preferred Shares	91,743	$900	$299,100

Dividend on RMG Series A Preferred Shares	44,195	$400	$99,300

2001 Stock Compensation Plan	30,000	$300	$131,100

Exercise of Options	209,163	$2,200	$24,800

Exercise of Warrants	423,752	$4,200	$1,548,500

Outside Directors	11,475	$100	$35,500

Conversion of Company debt	1,812,181	$18,100	$4,385,400

Sale of RMG			$(4,075,400)

Value of Company warrants issued attached
to new debt			$1,111,700

Value of Company warrants issued
for professional services			$114,500
	17,908,466	$179,100	$63,001,000

16) Prior to the sale of RMG on June 1, 2005, the Company derived revenues from two segments, 1) Coalbed methane (and holding costs for inactive mining properties) and 2) Commercial real estate. After the sale of RMG the Company only generates revenues from Commercial real estate, management fees to subsidiary companies and the sale of various interests in mining claims.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2005 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, oil and gas and commercial real estate. The Company manages most of its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.1%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statements of Crested, Plateau Resources Ltd. ("Plateau"), USECC and other subsidiaries.

Prior filings for previous periods, including the year ended December 31, 2004 which is included in this filing for the six months ended June 30, 2005, included the consolidated financial statements of Rocky Mountain Gas, Inc. (“RMG”). On June 1, 2005 all of the outstanding stock of RMG was sold to Enterra US Acquisitions Inc. (“Acquisitions”) (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) for purposes of the RMG acquisition. The condensed consolidated balance sheet of the Company at June 30, 2005, the condensed consolidated statements of operations for the three and six month ended June 30, 3005 and June 30, 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and June 30, 2004 do not include the balances of RMG. RMG operations for the six months ended June 30, 2005 and the three and six months ended June 30, 2004 are reflected as discontinued operations. No operations were recorded from RMG for the three months ended June 30, 2005 as a result of the sale of RMG having an effective sale date of April 1, 2005 for operations.

The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. Due to either depressed metal market prices or disputes in certain of the partnerships, all mineral properties have either been sold, reclaimed or are shut down. However, activities have resumed on a limited basis in uranium and gold. The Company has had no production from any of its mineral properties during the periods covered by this report.

Forward Looking Statements

This Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report, are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Oil Producing Activities and Mineral Claims - We follow the full cost method of accounting for oil and mineral properties. Accordingly, all costs associated with acquisition, exploration and development of oil and mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

All capitalized costs of oil and mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.

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

Liquidity and Capital Resources

During the six months ended June 30, 2005, the Company recorded a gain of $9,299,500 and generated $860,500 of cash. Financing activities generated $4,321,000 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt and operating and investing activities consumed $2,799,800 and $660,700 respectively.

On June 1, 2005 Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra for purposes of the RMG acquisition, hereafter "Acquisitions") acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of class D shares of Acquisitions. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders. USE’s and Crested's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

The Enterra Initial Units received by the Company, Crested and YSFC are reflected on the Company’s consolidated balance sheet as $6,215,500, which included a unrealized gain of $1,249,900, as current assets - marketable securities and the Class D shares of Acquisitions are carried as $13,172,250 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

The Company did not receive any cash during the six months ended June 30, 2005 from the sale of RMG but did receive net proceeds of $512,225 from the sale of 20,922 of its Enterra Initial Units during the month of July 2005. We may sell the balance of our Enterra Initial Units, 144,738 units, during the third quarter of 2005. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At July 31, 2005, the market price for Enterra units was approximately $25.

Although the Company’s cash position increased by $860,500 during the six months ended June 30, 2005; it will need to continue to sell the Enterra and Acquisition units as well as seek industry partners or equity financing to fund mine standby exploration and development costs; limited reclamation and general and administrative expenses.

The current market prices for gold, uranium and molybdenum are at levels that will warrant the exploration and development of the Company’s mineral properties. Industry projections for all these metals anticipate prices remaining at the current levels or higher during the next decade. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties. The successful development and production of these properties will greatly enhance the liquidity and financial position of the Company.

Capital Resources

Sale of Rocky Mountain Gas

157,896 shares of Enterra Initial Units were pledged to Geddes and Company (“Geddes”) as collateral on a $3.0 million dollar loan. The note was reduced by $500,000 at closing of the Enterra purchase of RMG by paying Geddes the cash portion of the payment from Enterra to Geddes. The balance of the note was to be retired by making ten monthly payments of $250,000 each. Upon the receipt of each payment, Geddes was to release 13,158 of the Enterra Initial Units it held as collateral and after the seventh and also the final payments are received by Geddes, it is to release 26,316 Enterra Initial Units.

Crested received net proceeds of approximately $2.2 million from the sale of all of its Enterra Initial Units during the third quarter of 2005. Crested advanced the majority of these funds to the Company as repayment of a portion of its debt which was approximately $11.5 million at June 30, 2005. This debt is eliminated in the consolidation of Crested into the financial statements of the Company. The debt has been incurred over time as a result of the Company paying Crested’s portion of cash requirements to fund various subsidiaries and joint ventures as Crested has not had the funds to do so. The monies advanced to the Company which Crested received from the sale of its Enterra Initial Units, were paid to Geddes and the note balance was paid in full by the Company on August 1, 2005. Geddes has released the entire 157,896 Enterra Initial Units to the Company and the Company began selling them during the third quarter of 2005. The market value of the Enterra Initial Units was approximately $25 per unit on July 31, 2005.

On June 1, 2006, the 436,586 class D shares of Acquisitions (not traded anywhere) owned by the Company will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the TSX at that time. Although the ultimate value of the class D shares of Acquisitions will not be determined until they are sold; the market value of the shares at July 31, 2005 was approximately $10.9 million. Management of the Company is exploring means of monetizing these shares prior to the expiration of the twelve month holding period.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. (“Pinnacle”) was not included in the disposition of RMG, but was assigned to the Company and Crested in proportion to their ownership of RMG. The Company therefore received 65% ownership of the Pinnacle equity and Crested 35%. Enterra is entitled to be paid an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by the Company and Crested to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. Currently, we have no information about whether or when Pinnacle might become a public company or might be purchased by third parties. The value of the minority equity position upon a future disposition could be more or less than $10,000,000. The boards of directors of the Company and Crested determined that the value of RMG’s minority equity interest in Pinnacle is approximately $6,250,000, based only upon Pinnacle’s recent sales of equity to its shareholders (RMG did not participate in those sales). Management of the Company anticipates selling its equity in Pinnacle at such time as Pinnacle is either sold or becomes a public company.

Joint Venture with Uranium Power Corp.

As of April 11, 2005, the Company and Crested (as the USECC Joint Venture) signed a Mining Venture Agreement with Uranium Power Corp. (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the December 8, 2004 Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The Company and Crested received an additional $500,000 cash in July, 2005 and 1,000,000 shares of UPC common stock. The remaining $3.2 million and 3 million shares of UPC common stock are to be received in four equal payments every six months beginning June 2006. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects. If any of the scheduled payments or delivery of stock are not made by UPC the property ownership will revert back to the Company and Crested.

In addition to these payments, UPC is to pay the Company and Crested an additional $3.0 million in two equal payments of $1.5 million after the price for uranium oxide exceeds $30.00/lb for four consecutive weeks. This provision of the contract was met during the six months ended June 30, 2005. The Company and Crested will therefore be receiving $1.5 million on April 26, 2006 and October 29, 2006.

The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. During July 2005, UPC funded $342,200 of this initial budget.

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

Issuance of senior convertible debentures

On February 9, 2005, the Company closed a financing pursuant to a securities purchase agreement with seven accredited investors (“Investors”) for the issuance of $4,720,000 in face amount of debentures maturing February 4, 2008, and three year warrants to purchase common stock of the Company. The debentures were unsecured. The face amount of the debentures includes simple annual interest at 6%; the investors paid $4,000,000 for the debentures. A commission of 7% on the $4,000,000 was paid by the Company to HPC Capital Management (a registered broker-dealer) in connection with the transaction, and the Company paid $20,000 of the investors’ counsel’s legal fees, resulting in net proceeds to the Company of $3,700,000. Net proceeds have and will continue to be used by the Company for general working capital.

During the quarter ended June 30, 2005 the Company issued 1,812,181 shares of it common stock to the Investors at their request to convert and retire $3,732,000 of the debt and $671,600 of the related discount. The balance of $268,000 of the debt and $48,400 in related discount was retired during the month of July 2005 by the Company issuing 130,206 shares of its common stock to the Investors at their request of debt conversion. The entire debt of $4,720,000 was therefore retired at the end of July 2005 by the issuance of 1,942,387 shares of common stock.

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

The Company filed a registration statement with the Securities and Exchange Commission to cover the future sale by the investors of the shares issued for payment and/or conversion of the debentures, and the shares issued on exercise of the warrants and the future sale by HPC Capital Management of the shares issuable on exercise of the warrants issued to HPC in connection with the transaction. The registration statement became effective June 13, 2005.

Other

During the six months ended June 30, 2005, the Company received $1,552,661 from the exercise of 423,752 warrants and $27,000 from the exercise of 12,000 employee options. An additional 402,334 shares underlying employee options were issued to the employees by the surrender of 205,171 shares of the Company’s common stock directly owned by the employees.

In 2003 the Company sold its interests in the town site operations in southern Utah to a non-affiliated entity, The Cactus Group ("Cactus"). The Company carried the loan which had a balance due at June 30, 2005 of approximately $3.0 million at 7.5% annual interest. Cactus is to make payments of $24,000 per month until August 2008 at which time a balloon note in the amount of $2.8 million is due. At June 30, 2005, Cactus was $74,000 in default on its cash payments as well as its contractual covenants to maintain the properties and equipment. During July 2005, Cactus brought its monthly cash payments current but remained in default in its maintenance and other requirements of the loan agreements. A notice of default has been sent to Cactus who has 45 days from July 6, 2005 to correct the default. Due to the defaults and continued lateness of payments from Cactus the cash resources from the payments on the Cactus note and the balloon payment are suspect.

The Company and Crested jointly had a line of credit with a commercial bank in the amount of $750,000 which expired on June 30, 2005. Management has requested that the line of credit be reinstated and is awaiting the decision of the bank’s loan committee. As the line of credit has been in place for over 5 years and has always been in good standing, it is anticipated that it will be renewed. The line of credit is secured by certain real estate holdings and equipment jointly owned with Crested. This line credit is used for short term working capital needs associated with operations.

The Company and Crested continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. Federal District Court of Colorado in favor of the Company and Crested. The timing and cost of achieving final resolution cannot be predicted. Management of the Company believes that the ultimate outcome will be positive and in favor of the Company.

Capital Requirements

The capital requirements of the Company during 2005 remain its General and Administrative costs and expenses; permitting and development work on its gold property, and the ongoing maintenance, exploration and potential development of its uranium and other mineral properties.

As a result of the RMG disposition, the Company no longer directly holds coalbed methane properties. The Company therefore is no longer liable to fund drilling programs and lease holding costs related to those properties. The Company will however continue to participate in the coalbed methane business through its equity holdings in securities of Enterra, Acquisitions and Pinnacle.

Maintaining Mineral Properties

SMP Uranium Properties

As stated above, the Joint Venture with UPC will fund the majority of the expenses associated with maintaining the uranium properties in central Wyoming and performing exploration drilling on them. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000. The average care and maintenance costs associated with the SMP uranium mineral properties in Wyoming is approximately $200,000 per year.

Plateau Resources Ltd. Uranium Properties

Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). Due to increases in the market price for uranium during the last six months of the year ended December 31, 2004 and the first six months of 2005, the Company reconsidered its prior decision to reclaim the Shootaring Mill property. In March 2005, Plateau filed an application with the State of Utah to restart the Mill. (See the Form 8-K report filed March 31, 2005). Therefore, the Company will not expend any capital resources in the reclamation of the Mill during calendar 2005.

It will cost at least $25 million to modify the Mill’s tailings cell to Utah standards; post additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby mines, is planned to be added to the Mill. When refurbished and the operational license is issued, the Mill will have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Mill. The Company and Crested have agreed to place their rights and ownership in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”). In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USUL is seeking joint venture partners or equity participants and is exploring the possibility of becoming a public company.

Should Cactus remain in default, as discussed above, on its commitments or the note, Plateau would receive back the real estate which consists of a motel, boat storage, a C-Store, restaurant - lounge, trailer and home sites. In that event, the Company would be responsible for the costs associated with the returned properties including remediation and operations. Until an actual detailed inspection of the properties is made it is not possible to estimate what the remedial costs and expenses will be. We are currently anticipating what will be done with the property. We will either operate it, sell it or place the assets up for auction.

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

Mt. Emmons Molybdenum Property

On February 4, 2005, the U.S. District Court in Colorado entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties by Phelps Dodge to the Company and Crested include the transfer of ownership and operational responsibility for the Water Treatment Plant. The Company, Crested and Phelps Dodge are currently discussing how the water treatment plant will be transferred and what costs, if any, Phelps Dodge will be reimbursed for.

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

Debt Payments

During the six months ended June 30, 2005, the Company repaid $3,732,000 in debt to certain Investors who advanced $4,000,000, $3,700,000 net, plus prepaid interest of $720,000 during the first quarter of 2005. The sale of RMG also resulted in the repayment by Enterra of approximately $3,500,000 to Petrobridge Investment Management, a mezzanine credit facility. RMG’s wholly owned subsidiary, RMG I, had used the Petrobridge loan to finance a portion of its purchase of Hi-Pro Production, a Gillette, Wyoming coal bed methane company. The debt to Geddes of $3,000,000 and debt for equity financings was reduced by cash payments of $750,000 and $208,600 respectively.

Debt to non-related parties at June 30, 2005 was $3,374,900 which is net of discounts of $258,300. This debt consists of debt related to the purchase of vehicles and a corporate aircraft of $1,115,000; senior convertible debentures of $204,000, net of discount of $64,200 for commissions paid and warrants to purchase the Company’s common stock; and $2,055,900 net of a discount of $194,100 to Geddes at 11% per annum. The entire debt to Geddes and the senior convertible debentures were repaid in full during July 2005.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at June 30, 2005 was $5,341,700, which is reflected on the Balance Sheet. This liability is fully funded by cash investments that are recorded as long term restricted assets. Due to the increased market price of uranium, the reclamation of this property has been delayed significantly and is not anticipated to commence until 2032.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at June 30, 2005 is $2,430,700 and is covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested. It is anticipated that $192,700 of reclamation work on the SMP properties in Wyoming will be performed during 2005.

The asset retirement obligation for SGMI is $22,400 which is covered by a cash bond. No cash resources will be used for asset retirement obligations at SGMI during the year ended December 31, 2005.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of the work it took to develop and sell RMG, management of the Company accepted the recommendation of the Compensation Committee to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The board of directors has granted similar bonuses in the past. In addition, there have been informal discussions between some officers and directors regarding the possible payment of bonuses to some of the key individuals involved over the past 14 years in the Nukem case once it is settled. However, the board of directors has not determined whether such bonuses will be paid.

Results of Operations

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

During the three and six months ended June 30, 2005 and 2004 the only revenues recorded by the Company were from real estate operations and management fee charged for management services provided for various subsidiary companies and fees associated with the management of three oil wells in Montana which are owned by the Assoiniboine and Souix tribes. Also included in management fees are revenues received from UPC during the six months ended June 30, 2005 in the amount of $175,000. The payment of cash from UPC is classified as management fees because title to the properties, which have no book basis, is retained by the Company and Crested until UPC makes all the contractually scheduled payments of cash and stock. The receipt of the funds from UPC is the primary reason that management revenues increased by $197,500 during the six months ended June 30, 2005 when compared with management revenues recognized during the six months ended June 30, 2004. Other increases in management fee revenues for the six and three months ended June 30, 2004 and 2005 are as a result of increased activity at the subsidiary companies.

Costs and expenses incurred in operations during the six and three months ended June 30, 2005 increased $1,088,300 and $1,138,200 respectively over the costs and expenses recognized from operations during the comparative periods of the prior year. Expenses from real estate operations remained constantant during the six and three months ended June 30, 2005 when compared with those recorded during the six and three months ended June 30, 2004. Mineral holding costs decreased during both the six and three months ended June 30, 2005 by $166,300 and $70,000 respectively. These decreases were as a result of holding costs at both the uranium properties in Wyoming and Utah as well as those at the California gold mine being reduced due to cost cutting measures.

General and administrative costs and expenses increased by $1,257,000 during the six months ended June 30, 2005 when compared to the general and administrative costs and expenses recognized during the six months ended June 30, 2004. The general and administrative expenses for the three months ended June 30, 2005 also increased by $1,201,200 over those recognized during the quarter ended June 30, 2004. The primary reasons for these increases were; costs associated with a $4,000,000 convertible debt financing in February of 2005 - commissions of $280,000, legal fees of $20,000 along with $114,500 of expenses recorded for the issuance of warrants granted to seven accredited investors; $160,600 in expenses for legal and accounting services to comply with Sarbanes Oxley; increased activity levels at Sutter which increased general and administrative costs and expenses by $70,000; and a bonus paid to directors, officers and employees of the Company after the close of the sale of RMG to Enterra.

One outside director of RMG was paid a bonus of $10,000 and another RMG director was paid a bonus of $5,000 for their work on the development of RMG, and the four outside directors of USE were paid $5,000 each for a total bonus to the directors of $35,000. The employees were paid a total bonus of $435,750 at the close of the sale of RMG. All employees of the Company and USE participated in the bonus which was paid at the close of the sale of RMG. The bonus was paid in consideration for the dedicated work put forth by the employees in the development of RMG and due to the fact that many of the employees have not received increases in compensation for a number of years.

Officers of the Company, USE and RMG received the following bonuses: Mark Larsen, President of RMG $140,000, officers of the Company and USE - Keith Larsen and Scott Lorimer $40,000 each, and John L. Larsen, Daniel P. Svilar and Harold F. Herron $20,000 each. In addition to these Officers, Mr. Steve Youngbauer who serves as Assistant General Counsel to Mr. Svilar, received a bonus of $40,000. There were two additional members of John L. Larsen’s family who received bonuses for a total compensation amount of bonuses to Mr. Larsen’s family of $226,000. The total amount paid in bonuses to the directors, officers and employees for extraordinary work in closing the Enterra purchase of RMG was $470,750 which represents 2.5% of the total consideration received by the Company and its affiliates from the sale of RMG to Enterra.

During the six and three months ended June 30, 2005 other income and expenses resulted in increased income of $12,509,800 and $12,690,300. Both these increases are as a result of increased income from the gain on sale of investments which are offset by increased Interest expenses.

The gain on the sale of investment recorded during the six and three months ended June 30, 2005 increased by $14,237,300 and $14,450,000. The amount of increase in the gain on sale of investment for both periods is as a result of the sale of RMG to Enterra. Actual consolidated income recognized by the company for the sale of RMG was $14,778,000. Of this amount the Company recorded $9,680,800, Crested recorded $5,458,000 and YSFC recorded a loss on the transaction of $360,800. These amounts are derived by the receipt of $500,000 cash and the Enterra Initial Units and the Class D shares of Acquisitions discussed above under Liquidity and Capital Resources less the Company and its affiliates basis in the RMG ownership and other costs associated with the closing of the RMG sale.

Interest expense increased from $235,500 during the six months ended June 30, 2004 by $1,756,000 to $1,991,500 during the six months ended June 30, 2005. Interest expense during the quarter ended June 30, 2005 increased by a similar amount, $1,766,300, over the amount of interest expense recorded during the quarter ended June 30, 2004. The reason of these increases in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest. (Please see Capital Resources above). As discussed above only $268,000 in principal and $48,400 in interest remained outstanding at June 30, 2005. The payment of the interest of $671,600 plus the amortization of virtually all of the discount taken for the issuance of warrants in the amount of $1,016,700 during the six and three months ended June 30, 2005 were the primary factors which resulted in the increase in interest expense.

All previously reported operations of RMG are reported on this filing as discontinued operations. There are no discontinued operations for the three months ended June 30, 2005 as a result of the Enterra transaction having an effective date of April 1, 2005.

After a provision of alternative minimum taxes due in income recognized during the six months ended June 30, 2005 the Company recognized a net gain of $9,299,500 or $0.62 per share as compared to a net loss of $3,384,200 or $0.27 per share for the six months ended June 30, 2004. During the quarter ended June 30, 2005 the Company recognized a net gain of $10,800,700 or $0.68 per share as compared to a net loss of $1,609,200 or $0.13 per share.

Three and Six Months Ended June 30, 2004 compared to the Three and Six Months ended June 30, 2003

During the three and six months ended June 30, 2004, the Company recorded operating losses of $1,324,600 and $2,762,700 as compared to operating losses of $1,765,000 and $700,200 for the three and six months ended June 30, 2003.

Revenues from operations for the six months ended June 30, 2004, were $278,800 as compared to $386,500 for the six months ended June 30, 2003. This decrease in revenues of $107,700 was as a result of reduced revenues from real estate transactions and reduced management fees. The reduction in management fees was due to reduced activity in the Company subsidiary companies.

Other income and expenses for the six months ended June 30, 2004, increased by $778,400 over the same period of the previous year primarily as a result of the sale of Ruby Mining stock for $410,400 and a gain on the sale of certain real estate investments of $248,000.

All operations previously reported from RMG have been reclassified to discontinued operations of $(1,221,800) for the six months ended June 30, 2004 and $(746,000) for the quarter ended June 30, 2004. Discontinued operations from RMG for the three and six months ended June 30, 2003 are $(1,510,700) and $(1,595,900) respectively.

The Company recorded non-cash income of $1,615,600 during the six months ended June 30, 2003, as a result of the implementation of SFAS No. 143. There was no similar non-cash income during the six months ended June 30, 2004.

During the six months ended June 30, 2004, the Company recognized a net loss of $3,384,200 or $0.27 per share as compared to a net loss of $1,922,800 or $0.18 per share during the six months ended June 30, 2003. The primary reduction in the loss for the six months ended June 30, 2004 over the loss for the six months ended June 30, 2003 is the recognition of $1,615,600 in non-cash income as a result of an accounting change in 2003.

Contractual Obligations

The Company has two divisions of contractual obligations as of June 30, 2005: debt to third parties of $3,374,900, and asset retirement obligations of $7,794,800 which will be paid over a period of five to seven years. During the six months ended June 30, 2005, the Company incurred new debt of $4,720,000, including interest at 6% or $720,000, to private lenders. At June 30, 2005, all but $268,000 plus $48,400 in interest of this new debt had been retired at the lenders’ option of converting the debt and prepaid interest into shares of the Company’s common stock. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$3,374,900	$144,200	$3,218,500	$12,200	$-

Other long-term liabilities	7,794,800	192,700	471,100	1,946,100	5,184,900
Totals	$11,169,700	$336,900	$3,689,600	$1,958,300	$5,184,900

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We have a history of operating losses, and our working capital needs have primarly come from the receipt of funds from liquidating investments. These sources of capital may not be sufficient to develop our mineral properties, none of which have proved reserves.

Working capital and future receipt of proceeds from liquidating the Enterra securities are expected to be sufficient to fund general and administrative expenses, service a portion of the debt owed to USE, and conduct exploration and a limited amount of development work on the mineral properties, through 2006. However, putting mineral properties into production (constructing and operating mines and processing facilities) requires very substantial amounts of capital. We are seeking financing sources or large-company industry partners for our uranium, gold and molybdenum properties (assuming we receive back the molybdenum properties), but have not entered into final agreements therefore. The development of some or all of the properties will likely be delayed to the extent and for so long as we are unsuccessful in obtaining financing, either in direct capital or through arrangements with industry partners.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact.

•
The profitable mining and processing of uranium and vanadium at and in the vicinity of Plateau’s properties in Utah will depend on many factors: Obtaining properties in proximity to the Shootaring Mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades, to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring Mill and add a vanadium circuit; and obtaining and continued compliance with operating permits.

•
The profitable mining at the Sheep Mountain properties in Wyoming will depend on: Evaluations of existing data to define sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for uranium oxide and UPC and the Company having sufficient capital to complete the drilling and sampling work. In addition, there is no operating mill near Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties will depend on access to a mill or sufficiently high uranium oxide prices to warrant shipments to faraway mills.

•
The profitable mining and processing of gold by Sutter Gold Mining Inc. (in which the Company owns a substantial stake) will depend on many factors, including receipt of final permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•
We have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate gold and uranium/vanadium mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our uranium/vanadium or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

•
The molybdenum property (in which the Company will have a substantial interest at such time as Phelps-Dodge conveys the Mt. Emmons properties back to the Company and Crested) has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mining operation will be substantial.

Compliance with environmental regulations may be costly. Our business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants, and handle and store waste. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project would not justify the changes, we might have to abandon the project.

The Company must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill at Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.

Failure to comply with these regulations could result in substantial fines and environmental remediation orders. Failure to obtain required permits to start operations at a project could cause the failure the project and cause a write off of the investments therein.

ITEM 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of our President and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the six months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

Sheep Mountain Partners

On February 24, 2005, a three judge panel of the 10th Circuit Court of Appeals (10th Circuit) vacated the judgment of the U.S. District Court of Colorado of $20,044,183 and remanded the case to the Arbitration Panel for clarification of its 1996 Order and Award. In remanding this case, the 10th Circuit stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits there from,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case." Thereafter, the U.S. District Court remanded the case to the arbitration panel.

The three member arbitration panel has scheduled a hearing for August 26, 2005, to consider the procedures, schedule and scope of the remand.

The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge

The Company and Crested were served with a lawsuit on June 19, 2002, filed in the U.S. District/ Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), seeking declaratory judgment over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

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

PD and USECC have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order as follows: (1) the ruling on USECC’s Motion to Amend Judgment is stayed until ten days after filing of written notice by PD that settlement has not been achieved; and (2) the March 8, 2005 Order on stay of execution and enforcement of the Judgment is extended for 30 days after the Court issues a ruling on USECC’s Motion to Amend.

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against U.S. Energy Corp. (“USE”) in Wyoming Federal District Court, Case NO. 05-CV-0143-J for breach of contract. Coastline is claiming partial performance fees for a private placement that was unsuccessful. Coastline and USE had entered into an engagement letter on July 22, 2004. USE filed an answer and counterclaims on June 22, 2005. A pretrial conference is scheduled for August 11, 2005.

ITEM 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2005, the Company issued a total of 2,677,229 shares of its common stock pursuant to the exercise of warrants (424,641); options (208,274); the 2001 stock compensation plan, as compensation (30,000); to outside directors (11,475); conversion of subsidiary (Rocky Mountain Gas, Inc.) common stock (54,720); conversion of RMG Series A Preferred shares (91,743) and the payment of dividends on those RMG preferred shares (44,195) and the conversion of debentures entered into by the Company during the first quarter of calendar 2005 (1,812,181). As of the date of this report an additional 130,206 of the Company’s common stock was issued for the final and complete retirement of the debentures above. All shares were issued to accredited investors under the Section 4(2) exemption from registration.

ITEM 3. Defaults Upon Senior Securities

Not Applicable - All previously disclosed defaults on debt instruments have been mediated as of June 30, 2005.

ITEM 4. Submission of Matter to a Vote of Shareholders

On July 22, 2005, the annual meeting of shareholders was held for the election of three directors. Michael H. Feinstein, H. Russell Fraser and Don C. Anderson were elected for a term expiring on the third succeeding annual meeting and until their successor is duly elected or appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

Name of Director	Votes For	Abstain
Michael H. Feinstein	13,767,094	975,893
H. Russell Fraser	13,762,724	984,263
Don C. Anderson	13,765,224	977,763

The Company's board consists of seven members being Messrs. Don C. Anderson, Michael Feinstein, H. Russell Fraser, John L. Larsen, Keith G. Larsen, Michael Anderson and Harold F. Herron.

The shareholders also voted on two additional items:

	Votes For	Votes Against	Abstain
Appoint Epstein, Weber and Conover, PLC as Independent Auditors for 2005	14,559,707	80,970	2,310

ITEM 5. Other Information
Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K
(a) Exhibits.
31.1	Certification under Rule 13a-14(a) Keith G. Larsen
31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer
32.1	Certification under Rule 13a-14(b) Keith G. Larsen
32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer

(b) Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended June 30, 2005 as follows:

1.	The report filed on April 13, 2005, under Item 1.01 referenced the Company and Rocky Mountain Gas, Inc. (“RMG”) entering into a binding agreement for the acquisition of RMG by Enterra Energy Trust.

2.	The report filed on April 13, 2005, under Item 1.01 referenced the Company and U.S. Energy Corp. signing a Mining Venture Agreement with Uranium Power Corp.

3.	The report filed on May 24, 2005, under Item 1.01 was an amendment to the report filed April 13, 2005 referencing the acquisition of RMG by Enterra.

4.	The report filed on June 7, 2005, under Item 2.01 and 9.01 referenced the Completion of the Acquisition of RMG by Enterra.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: August 12, 2005	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
President

Date: August 12, 2005	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer