Form 10-Q
period 2005-09-30
US ENERGY CORP
filed 2005-11-14
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the six months and quarter ended September 30, 2005 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 11, 2005
Common stock, $.01 par value	18,860,746

U.S. ENERGY CORP. and SUBSIDIARIES

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$8,079,900	$3,842,500
Marketable securities	419,100	--
Accounts receivable
Trade, net of allowance of $111,300 each period	129,800	797,500
Affiliates	7,500	13,500
Other	63,500	52,700
Current portion of long-term note receivable, net	35,500	49,500
Prepaid expenses	426,400	489,700
Inventories	20,800	176,100
Total current assets	9,182,500	5,421,500

INVESTMENTS:
Non-affiliated companies	14,129,800	957,700
Restricted investments	6,740,800	6,852,300
Total investments	20,870,600	7,810,000

PROPERTIES AND EQUIPMENT:	13,814,600	22,088,600
Less accumulated depreciation,
depletion and amortization	(7,392,900)	(8,322,000)
Net properties and equipment	6,421,700	13,766,600

OTHER ASSETS:
Note receivable trade	2,964,900	2,971,800
Deposits and other	435,500	733,800
Total other assets	3,400,400	3,705,600
Total assets	$39,875,200	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$237,900	$1,751,300
Income taxes payable	--	--
Accrued compensation expense	371,400	181,700
Asset retirement obligation	192,700	192,700
Current portion of long-term debt	202,100	3,400,100
Deferred gain on sale of RMG	1,178,600	--
Other current liabilities	61,200	532,200
Total current liabilities	2,243,900	6,058,000

LONG-TERM DEBT, net of current portion	930,100	3,780,600

ASSET RETIREMENT OBLIGATIONS,
net of current portion	7,693,700	7,882,400

OTHER ACCRUED LIABILITIES	1,565,400	1,952,300

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,279,000

MINORITY INTERESTS	733,800	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 18,554,237
and 15,231,237 shares issued net of
treasury stock, respectively	185,500	152,300
Additional paid-in capital	65,216,100	59,157,100
Accumulated deficit	(39,272,700)	(49,321,700)
Treasury stock at cost,
974,725 and 972,306 shares respectively	(2,800,400)	(2,779,900)
Unrealized loss on marketable securities	(7,700)	--
Accumulated comprehensive loss	--	(436,000)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	22,830,300	6,281,300
Total liabilities and shareholders' equity	$39,875,200	$30,703,700

Index

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Real estate operations	$60,700	$81,000	$217,900	$189,600
Management fees	106,400	191,300	474,100	361,500
	167,100	272,300	692,000	551,100

OPERATING COSTS AND EXPENSES:
Real estate operations	76,400	75,800	211,800	213,600
Mineral holding costs	565,000	304,200	1,234,900	1,140,400
General and administrative	1,007,300	988,200	4,331,800	3,055,700
	1,648,700	1,368,200	5,778,500	4,409,700

OPERATING LOSS	(1,481,600)	(1,095,900)	(5,086,500)	(3,858,600)

OTHER INCOME & EXPENSES:
Gain on sales of assets	1,219,900	12,400	1,229,400	44,200
Gain on sale of marketable securities	1,038,500	--	1,038,500	--
Gain on sale of investment	--	--	117,700	658,400
Dividend income	43,400	--	43,400	--
Interest income	50,800	58,000	241,200	197,600
Interest expense	(356,200)	(141,600)	(2,347,700)	(377,100)
	1,996,400	(71,200)	322,500	523,100

GAIN (LOSS) BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS, AND
PROVISION FOR INCOME TAXES,	514,800	(1,167,100)	(4,764,000)	(3,335,500)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	96,800	(135,100)	458,200	(129,100)

GAIN (LOSS) BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	611,600	(1,302,200)	(4,305,800)	(3,464,600)

DISCONTINUED OPERATIONS, net of taxes
Gain on sale of discontinued segment	(188,100)	--	14,354,900	--
Loss from discontinued operations	--	(302,000)	(326,100)	(1,523,800)
	(188,100)	(302,000)	14,028,800	(1,523,800)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(continued)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

GAIN (LOSS) BEFORE PROVISION FOR
INCOME TAXES	$423,500	$(1,604,200)	$9,723,000	$(4,988,400)

PROVISION FOR INCOME TAXES	--	--	--	--

NET GAIN (LOSS)	$423,500	$(1,604,200)	$9,723,000	$(4,988,400)

NET GAIN (LOSS) PER SHARE BASIC	$0.02	$(0.12)	$0.62	$(0.39)

NET GAIN (LOSS) PER SHARE DILUTED	$0.02	$(0.12)	$0.62	$(0.39)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,229,336	13,490,917	15,681,519	12,896,476

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	19,160,917	13,490,917	15,681,519	12,896,476

Index

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$9,723,000	$(4,988,400)
Adjustments to reconcile net gain (loss)
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(458,200)	129,100
Amortization of deferred charge	441,300	--
Depreciation, depletion and amortization	289,100	1,055,300
Accretion of asset
retirement obligations	275,000	286,900
Amortization of debt discount	1,384,700	312,200
Noncash interest expense	720,000	--
Noncash services	35,600	66,400
(Gain) on sale of investment	(14,895,700)	(702,600)
(Gain) on sale of assets	(891,600)	--
(Gain) on sale marketable securities	(1,156,200)	--
Noncash compensation	270,900	219,800
Net changes in assets and liabilities:	(201,900)	463,600
NET CASH USED IN
OPERATING ACTIVITIES	(4,464,000)	(3,157,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	5,916,600	--
Investment in marketable securities	(338,800)	--
Development of unproved gas properties	-	(988,600)
Acquisition of producing gas properties	--	(1,198,000)
Acquisition of undeveloped gas properties	--	(3,213,000)
Development of unproved mining claims	(602,600)	--
Proceeds on sale of property and equipment	925,200	704,700
Proceeds from sale investments	117,700	--
Escrow proceeds	500,000	--
Sale of RMG	(881,800)	--
Net change in restricted investments	111,500	78,900
Purchase of property and equipment	(361,600)	(175,500)
Net change in notes receivable	400	--
NET CASH (USED IN) PROVIDED BY
BY INVESTING ACTIVITIES	5,386,600	(4,791,500)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(continued)	Nine months ended September 30,
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$2,834,900	$350,000
Issuance of subsidiary stock	--	2,068,700
Proceeds from long term debt	3,764,900	5,168,700
Repayments of long term debt	(3,285,000)	(1,005,200)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	3,314,800	6,582,200

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	4,237,400	(1,367,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$8,079,900	$2,717,800

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$2,347,700	$761,100

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

(continued)	Nine months ended September 30,
	2005	2004

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock warrants in
conjunction with debt	$1,226,200	$--

Issuance of stock as coversion of
subsidiary stock	$499,700	$--

Satisfaction of receivable - employee
with stock in company	$20,500	$20,500

Acquisition of assets
through issuance of debt	$113,400	$--

Issuance of stock for services	$35,600	$--

Initial valuation of new asset
retirement obligations	$--	$372,100

Acquisition of assets
through issuance of stock	$--	$1,396,200

Issuance of stock to satisfy debt	$4,000,000	$500,000

Accumulated comprehensive loss	$--	$920,700

Index

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

    1) The Condensed Consolidated Balance Sheet as of September 30, 2005, the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2004 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005, and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

    2) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company recorded a profit of $9,385,200 during the nine months ended September 30, 2005, it has sustained substantial losses from operations in recent years. The profit during the nine months ended September 30, 2005 was generated from the $14,354,900 gain on the sale of Rocky Mountain Gas, Inc. and certain uranium property interests, not operations.

    In view of the matters described in the preceding paragraph, recoverability of a portion of the recorded asset amounts shown in the condensed consolidated accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon its ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.

    To ensure that the Company has adequate capital resources to satisfy its capital requirements, the Company is working with both strategic and financial investors. Although there is no assurance that funding will be available; we believe that our current business plan, if funded, will significantly improve our operating results and cash flow in the future.

    3) Certain reclassifications have been made in the December 31, 2004 Financial Statements to conform to the classifications used in the September 30, 2005 Financial Statements.

    4) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2004 Form 10-K.

    5) The condensed consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx”)(90%); Crested Corp. (“Crested”)(70.1%); Plateau Resources Limited (“Plateau”)(100%); Sutter Gold Mining Inc. (“SGMI”)(65.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. (“FNG”)(50.9%); and the USECC joint venture (“USECC”), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. Previous condensed consolidated financial statements of the Company included one additional majority-owned subsidiary, Rocky Mountain Gas, Inc. (“RMG”, consolidated ownership of 95.6%), which was sold on June 1, 2005. RMG is therefore no longer included in the condensed consolidated financial statements of the Company. All material inter-company profits and balances have been eliminated.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

    6) On June 1, 2005, Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra for purposes of the RMG acquisition, hereafter "Acquisitions") acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of class D shares of Acquisitions. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders. USE’s and Crested's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

    The Enterra Initial Units received by the Company and Crested were sold during the quarter ended September 30, 2005 resulting in a gain of $1,038,500 and the Initial Units received by YSFC are reflected on the Company’s consolidated balance sheet as $115,800 in marketable securities and the Class D shares of Acquisitions are carried as $13,172,300 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

    7) Comprehensive Income

    Unrealized gains on investments, which consist of Enterra Initial Units are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheet under Shareholders’ equity. The following table illustrates the effect on net income (loss) if the company had recognized comprehensive income:

	Nine months ended Sept 30,
	2005	2004
Net gain (loss)	$9,723,000	$(4,988,400)

Add: Comprehensive income from the
unrealized gain on marketable securities	(7,700)	--
Comprehenseive Income (loss)	$9,715,300	$(4,988,400)

8) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

Investments in marketable securities consisted of the following at September 30, 2005:

			Unrealized
	Cost	Market Value	Loss
Equity Securities	$426,800	$419,100	$(7,700)

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

These securities were acquired in connection with the Enterra transaction discussed in Note 6 and 1,000,000 shares of Uranium Power Corp. common stock discussed in Note 17. In addition to these transactions, the Company sold 307,500 shares of Ruby Mining Company (“Ruby”) common stock and recognized a gain of $117,700 during the nine months ended September 30, 2005. Ruby common stock has no carrying value.

9) The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure" and has elected to continue to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company has two employee stock incentive plans. There were no options granted to employees or directors under either employee stock incentive plan during the nine months ended September 30, 2005. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement ("FASB") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine months Ended
	September 30,
	2005	2004
Net gain (loss), as reported	$9,723,000	$(4,988,400)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(311,100)	(110,400)
Pro forma net profit (loss)	$9,411,900	$(5,098,800)

Earnings per share:
Basic - as reported	$0.62	$(0.39)
Basic - pro forma	$0.60	$(0.40)
Diluted - as reported	$0.62	$(0.39)
Diluted - pro forma	$0.60	$(0.40)

Basic weighted average shares outstanding	15,681,519	12,896,476

Diluted weighted average shares outstanding	15,681,519	12,896,476

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

    10) Components of Properties and Equipment at September 30, 2005, consist of mining and oil properties, land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value
Mining and oil properties	$2,457,100	$(1,773,600)	$683,500

Buildings, land and equipment	11,357,500	(5,619,300)	5,738,200
Totals	$13,814,600	$(7,392,900)	$6,421,700

    The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at September 30, 2005.

11) Income Taxes - The components of deferred taxes at September 30, 2005 are as follows:

September 30, 2005
Deferred tax assets:
Deferred compensation	$519,200
Net operating loss carry-forwards	9,146,900
Nondeductible reserves and other	521,400
Tax basis in excess of book basis	67,800
Tax credits	235,000
Total deferred tax assets	$10,490,300

Deferred tax liabilities:
Book basis in excess of tax basis	$(1,397,900)
Development and exploration costs	(109,400)
Total deferred tax liabilities	(1,507,300)

Net deferred tax assets - all non-current	8,983,000
Valuation allowance	(8,983,000)

Net deferred tax liability	$--

    At December 31, 2004, the Company had available for federal income tax purposes, consolidated net operating loss carry-forwards (“NOL”) of approximately $24,063,200 which expire from 2005 through 2023. Based on anticipated income for the year ending December 31, 2005, the Company expects to utilize approximately $10,824,000 of this consolidated NOL. The Company has established a valuation allowance for the full amount of the net deferred tax assets due to the recurring losses of the Company and the uncertainty of the Company’s ability to generate future taxable income to utilize the NOL carry-forwards. In addition, the use of the NOL carry-forwards may be limited by Internal Revenue Service provisions governing significant change in company ownership.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

    The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Nine Month Ended
September 30, 2005
Expected federal income tax expense	$3,284,800
Net operating loss not previously benefited and other	(3,049,800)
Consolidated income taxes	$235,000

    $235,000 in alternative minimum tax was paid as of September 30, 2005 as a result of the sale of RMG to Enterra. For information regarding the tax to book differences and components of deferred taxes at December 31, 2004, please refer to the Company’s Form 10-K for that period.

12) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2005, because they are anti-dilutive, but are included for the three months ended September 30, 2005. These options and warrants totaled 5,559,645 and 5,775,820 shares at September 30, 2005 and 2004, respectively. Stock options and warrants have a weighted average exercise price of $3.07 and $2.87 per share at September 30, 2005 and 2004, respectively. Potential common shares relating to convertible debt at September 30, 2004 are excluded from the computation of diluted loss per share, because they are antidilutive.  There are no potential shares from convertible debt at September 30, 2005

13) Long term debt at September 30, 2005 consists of:

Current portion of long term debt	$202,100

Long term portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	930,100
$1,132,200

    Debt to a third party lender, Geddes and Company (“Geddes”) of Phoenix, AZ, in the amount of $3,000,000 was completely retired with cash during the quarter ended September 30, 2005. Other cash payments on third party debt totaled $204,600. These cash payments along with the non cash retirement of debt mentioned above resulted in a total reduction of debt during the nine months ended September 30, 2005 of $10,773,900.

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

2005
Beginning Balance December 31, 2004	$8,075,100
Impact of adoption of SFAS No. 143	--
Addition to Liability	--
Liability Settled	(463,700)
Accretion Expense	275,000
Ending Balance September 30, 2005	$7,886,400

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

15) During the nine months ended September 30 2005, the Company issued 3,323,000 shares of its common stock. The following table details the number of shares issued and the dollar values received.

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2004	15,231,237	$152,300	$59,157,100

Conversion of RMG Investment	54,720	$600	$169,400

Conversion of 100,000 RMG
Series A Preferred Shares	91,743	$900	$299,100

Dividend on RMG Series A Preferred Shares	44,195	$400	$99,300

2001 Stock Compensation Plan	45,000	$400	$184,900

Exercise of Options	248,354	$2,500	$116,300

Exercise of Warrants	744,246	$7,400	$2,708,600

Outside Directors	11,475	$100	$35,500

Conversion of Company debt	1,942,387	$19,500	$4,700,600

Sale of Rocky Mountain Gas	140,880	$1,400	$594,500

Sale of Rocky Mountain Gas			$(4,075,400)

Value of Company warrants issued attached
to new debt			$1,111,700

Value of Company warrants issued
for professional services			$114,500
	18,554,237	$185,500	$65,216,100

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

16) Prior to the sale of RMG on June 1, 2005, the Company derived revenues from two segments, 1) Coalbed methane (and holding costs for inactive mining properties) and 2) Commercial real estate. After the sale of RMG, the Company only generates revenues from Commercial real estate, management fees to subsidiary companies and the sale of various interests in mining claims.

17) During the three and nine months ended September 30, 2005, the Company sold certain undeveloped real estate near Gunnison, Colorado. There was no cost basis in the property. The sale of the real estate resulted in the receipt of $374,900 cash and a gain on the sale of assets of the same amount.

18) As of April 11, 2005, USECC signed a Mining Venture Agreement with Uranium Power Corp. (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the December 8, 2004 Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC. The Company and Crested received an additional $500,000 cash in July, 2005 and 1,000,000 shares of UPC common stock with a cost basis of $377,800. These amounts were recorded as a gain on sale of assets on the accompanying condensed consolidated statements of operations. The remaining $3.2 million and 3 million shares of UPC common stock are to be received in four equal payments every six months beginning June 2006. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects. If any of the scheduled payments or delivery of stock are not made by UPC the property ownership will revert back to USECC.

    In addition to these payments, UPC is to pay USECC an additional $3.0 million in two equal payments of $1.5 million after the price for uranium oxide exceeds $30.00/lb for four consecutive weeks. This provision of the contract was met during the six months ended June 30, 2005. USECC will therefore be receiving $1.5 million on April 26, 2006 and October 29, 2006.

Index

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2005 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

    U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium and oil and gas and commercial real estate. The Company manages most of its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.1%. When the narrative discussion of this MD&A refers only to USE or the Company it is also including the consolidated financial statements of Crested, Plateau Resources Limited ("Plateau"), USECC and other subsidiaries. When the ownership of items discussed in this MD&A is 50% USE and 50% Crested the reference is to USECC.

    Prior filings for previous periods, including the year ended December 31, 2004 which is included in this filing for the nine months ended September 30, 2005, include the consolidated financial statements of Rocky Mountain Gas, Inc. (“RMG”). On June 1, 2005 all of the outstanding stock of RMG was sold to Enterra US Acquisitions Inc. (“Acquisitions”) (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) for purposes of the RMG acquisition. The condensed consolidated balance sheet of the Company at September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and September 30, 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004 do not include the balances of RMG. RMG operations for the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 are reflected as discontinued operations. No operations were recorded from RMG for the three months ended September 30, 2005 as a result of the sale of RMG having an effective sale date of April 1, 2005 for operations.

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

From an operational perspective, since 1999 we started activities in a new minerals sector (coalbed methane exploration and production); traded some coalbed methane properties for an equity investment in a private company; exited a commercial construction segment; resumed exploration activities in our traditional hard rock mineral exploration and development segment, and (in the second quarter 2005) sold the coalbed methane business.

From a financial perspective, through June 1, 2005, we financed general and administrative overhead expense, a portion of the coalbed methane business costs, and the acquisition of more hard rock mineral properties, through the issuance of equity and debt. A significant portion of the coalbed methane business was financed through a joint venture with Carrizo Oil & Gas, Inc. On June 1, 2005, we completed the sale of the coalbed methane business (Rocky Mountain Gas, Inc.) for $20 million in cash and securities. In the past six years, except for some management fee income, and coalbed methane production revenues (used to service coal properties’ acquisition costs), the Company has not generated significant income from operations or investments other than from the sale of Rocky Mountain Gas, Inc.

The rebound in uranium, gold and molybdenum commodity prices in the past 18 months presents a valuable opportunity for the company. The Company holds what we consider to be significant mineral and related properties in gold and uranium, and expects to receive back from Phelps-Dodge Corporation a significant molybdenum property. In contrast to the prior five years, we now have cash on hand, and reasonably expect to receive more cash in the five quarters ending December 31, 2006, sufficient for general and administrative expenses, and sufficient to continue acquiring and exploring uranium properties;; and operate the water treatment plant on the molybdenum property (subject to receipt of the molybdenum property back from Phelps-Dodge).

Management’s strategy to generate a return on shareholder capital is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners; and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

To demonstrate prospective value in the mineral properties and therefore bring investing industry partners into the mineral projects in 2006 to 2007, management will have feasibility studies conducted on each of the properties. These studies, to be performed by independent engineering firms, will, in general, determine the economic feasibility, at commodity prices existing at the time of the studies, of various mine plans for the properties, and various processing (milling) facilities which will be needed to refine the minerals to saleable commodities, given the known mineral grades in the properties. In some instances, significant additional exploratory drilling will have to be done to further delineate grades as well as the extent of the minerals in the ground.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether the feasibility studies will show, for any of the properties, that the minerals can be mined and processed profitably. For some of the properties (like gold and uranium), commodity prices will have to be sustained at levels not materially less than current prices;

•
Whether the feasibility studies will show volume and grades of mineralization, and manageable costs of mining and processing, which are sufficient to bring industry partners to the point of investment; and

•	Whether we can negotiate terms with industry partners which will return a substantial profit to the Company for its retained interest and the project’s development costs to that point in time.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mine/processing plans (add or not add a circuit to process a particular mineral, enlarge or make smaller the mine plan, etc.). However, overall, the principal drivers to attainment of the business strategy are the quality of the minerals in the ground and international commodity prices.

Please see the risk factor disclosures elsewhere in this report for more information on the risks and uncertainties in the business.

A further uncertainty is presented in the future value, at June 1, 2006, of the $13,172,300 we recorded at September 30, 2005 as investments in non-affiliates (the class D shares of Enterra US Acquisitions Inc.). The value at September 30, 2005 is based on the contract value of $19.00 per Enterra Trust Unit. However, the class D shares are not tradeable, and they automatically convert to Trust Units on a one-for-one basis on June 1, 2006. The cash we can realize from the class D shares will depend on the price of Enterra Energy Trust Units, which has been somewhat volatile since June 1, 2005.

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

Liquidity and Capital Resources

    During the nine months ended September 30, 2005, the Company recorded a gain of $9,723,000 and generated $4,237,400 of cash. Financing activities generated $3,314,800 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt, investing activities generated $5,386,600 and operating activities consumed $4,464,000.

    On June 1, 2005, Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra for purposes of the RMG acquisition, hereafter "Acquisitions") acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of class D shares of Acquisitions. The Enterra Initial Units and the class D shares were issued pro rata to the RMG shareholders. USE’s and Crested's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

    During the three months ended September 30, 2005, the Company and Crested sold all of the Enterra Initial Units they received as a result of the sale of RMG. As a result of the sale of these Enterra Initial Units, the Company recorded an increase of $5,916,600 in cash from investing activities and a gain of $1,038,500 from the sale of marketable securities. The Enterra Initial Units received by YSFC are reflected on the Company’s consolidated balance sheet as $115,800 as current assets - marketable securities. The Class D shares of Acquisitions are carried as $13,172,300 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At October 28, 2005, the market price for Enterra units was approximately $23 per unit.

    Although the Company’s cash position increased by $4,237,400 during the nine months ended September 30, 2005 it will need to sell the remaining Enterra and Acquisition units as well as seek industry partners or equity financing to fund mine exploration and development costs and also limit reclamation and general and administrative expenses.

    The current market prices for gold, uranium and molybdenum are at levels that warrant the exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices remaining at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, the sale of equity or a combination of the three. The successful development and production of these properties will greatly enhance the liquidity and financial position of the Company.

Capital Resources

Sale of Rocky Mountain Gas, Inc.

    On June 1, 2006, the 436,586 class D shares of Acquisitions (not traded on any exchange) owned by the Company will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the TSX at that time. Crested also owns an additional 245,759 of class D shares of Acquisitions which will be available for sale on June 1, 2006. A substantial portion of any cash received by Crested from the sale of its class D shares will be applied to its debt to the Company. Although the ultimate value of the class D shares of Acquisitions will not be determined until they are sold; the market value of the shares held by the Company and Crested at October 28, 2005 was approximately $15.7 million. Management of the Company is exploring means of monetizing these shares prior to the expiration of the twelve month holding period.

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

Joint Venture with Uranium Power Corp.

    As of April 11, 2005, USECC signed a Mining Venture Agreement with Uranium Power Corp. (“UPC,” formerly Bell Coast Capital Corp.) to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the December 8, 2004 Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The Company and Crested received an additional $500,000 cash in July, 2005 and 1,000,000 shares of UPC common stock valued at $337,800. The remaining $3.2 million and 3 million shares of UPC common stock are to be received in four equal payments every six months beginning in June 2006. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects. If any of the scheduled payments or delivery of stock are not made by UPC the property ownership will remain with USECC free of UPC’s interest.

    In addition to these payments, UPC is to pay USECC an additional $3.0 million in two equal payments of $1.5 million after the price for uranium oxide exceeds $30.00/lb for four consecutive weeks. This provision of the contract was met during the nine months ended September 30, 2005. These payments are part of the required payments for UPC to earn its ownership in the properties.

    The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has funded $342,200 of these budgeted amounts and USECC has expended $287,300 during the nine months ended September 30, 2005 of that amount. Additional drilling will occur during the fourth quarter of 2005 but will be funded by UPC under the terms of the joint venture agreement.

    As manager of the joint venture, USECC will implement the decisions of the management committee and operate the business of the joint venture. UPC and the USECC each have two representatives on the four person management committee, subject to change if the participating interests of the parties are adjusted. USECC, as manager, is entitled to a management fee from the joint venture equal to a minimum of 10% of the manager’s costs to provide services and materials to the joint venture (excluding capital costs) for field work and personnel, office overhead and general and administrative expenses, and 2% of capital costs. USECC may be replaced as manager if its participating interest becomes less than 50%.

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

During the quarter ended June 30, 2005, the Company issued 1,812,181 shares of it common stock to the Investors at their request to convert and retire $3,732,000 of the debt and $671,600 of the related discount. During the quarter ended September 30, 2005, the balance of $268,000 of the debt and $48,400 in related discount was retired by the Company issuing 130,206 shares of its common stock to the Investors at their request of debt conversion. The entire debt of $4,720,000 was therefore retired by the issuance of 1,942,387 shares of common stock.

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

Warrants to purchase 100,000 shares of the Company’s common stock, at the same price and for the same term as the warrants issued to the Investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the Investors.

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

Other

During the nine months ended September 30, 2005, the Company received $2,716,000 from the exercise of 744,246 warrants and $118,800 from the exercise of 50,000 employee options. An additional 404,928 shares underlying employee stock options were issued to the employees by the surrender of 206,574 shares of the Company’s common stock directly owned by the employees.

    In 2003, the Company sold its interests in the Ticaboo townsite operations in southern Utah to a non-affiliated entity, The Cactus Group ("Cactus"). The Company carried the loan which had a balance due at September 30, 2005 of approximately $3.0 million at 7.5% annual interest. Cactus is to make payments of $24,000 per month until August 2008 at which time a balloon note in the amount of $2.8 million is due. At September 30, 2005, Cactus was in default on its cash payments as well as its contractual covenants to maintain the properties and equipment. A notice of default has been sent to Cactus. Due to the defaults and continued lateness of payments from Cactus, the cash resources from the payments on the Cactus note and the balloon payment are questionable. The Company plans to liquidate the town site assets should they be returned under the terms of the loan.

   USECC has a line of credit with a commercial bank in the amount of $750,000. The line of credit is secured by certain real estate holdings and equipment. This line credit is used for short term working capital needs associated with operations. At September 30, 2005, the entire amount of $750,000 under the line of credit was available to USECC.

    USECC continues to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. District Court of Colorado in favor of USECC. The timing and cost of achieving final resolution cannot be predicted. Management of the Company believes that the ultimate outcome will be positive and in favor of the Company.

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

Maintaining Mineral Properties
SMP Uranium Properties

    As stated above, the Joint Venture with UPC will fund the majority of the expenses associated with maintaining the uranium properties in central Wyoming and performing exploration drilling on them. A budget of $567,842 for the seven months ending December 31, 2005 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000. The average care and maintenance costs associated with the SMP uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually.

Plateau Resources Limited Uranium Properties

    Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). Due to increases in the market price for uranium during the last six months of the year ended December 31, 2004 and the first nine months of 2005, the Company reconsidered its prior decision to reclaim the Shootaring Mill property. In March 2005, Plateau filed an application with the State of Utah to restart the Mill. (See the Form 8-K report filed March 31, 2005). Therefore, the Company will expend limited amounts of capital in the reclamation of the Mill during calendar 2005.

    It is anticipated $31 million will be required to modify the Mill’s tailings cell to Utah standards; post additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby properties, may be added to the Mill. When refurbished the Mill is projected to have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Mill. Subject to certain conditions being met, the Company and Crested are currently considering placing their ownership and cash flow rights in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”). In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USUL is seeking joint venture partners or equity participants and is exploring the possibility of becoming a public company.

    Should Cactus remain in default, as discussed above, on its commitments or the note, Plateau would receive back the real estate which consists of a motel, boat storage, a C-Store, restaurant - lounge, trailer and home sites. In that event, the Company would be responsible for the costs associated with the returned properties including remediation and operations until such time as the assets can be sold. Until an actual detailed inspection of the properties is made it is not possible to estimate what the remedial costs and expenses will be.

Sutter Gold Mining Inc. (SGMI) Properties

    Because of the recent increase in the price of gold, management of Sutter Gold has decided to continue moving the project forward with production as the ultimate goal. No extensive development work or mill construction will be initiated until such time as funding from debt and or equity sources is in place. The goal of the Company’s management is to have the SGMI properties be self supporting and thereby not requiring any capital resource commitment from the Company. On December 29, 2004, SGMC merged with Globemin Resources, Inc., a Canadian company, and changed its name to Sutter Gold Mining Inc. (“SGMI”). SGMI is traded on the TSX Venture Exchange. SGMI has had sufficient capital to pay for the anticipated work which will be done on the properties during calendar 2005. Additional financing is being sought by SGMI. Until such financing is obtained, the Company may be required to fund standby costs at the SGMI properties and legal and accounting work necessary to obtain additional equity financing. Management anticipates that during the next twelve months this cash commitment to the Company will not exceed $250,000.

Mt. Emmons Molybdenum Property

    On February 4, 2005, the U.S. District Court in Colorado entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Mt. Emmons properties by Phelps Dodge to the Company and Crested include the transfer of ownership and operational responsibility for the Water Treatment Plant. The Company, Crested and Phelps Dodge have been discussing how the water treatment plant will be transferred to USECC and what costs, if any, Phelps Dodge will be reimbursed for.

    The Company does not know what the annual holding costs of the water treatment plant are but management of the Company has been told that the costs approximate $1.0 to $2.0 million per year. The ultimate transfer of the water treatment license to operate the water treatment plant is subject to the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005 or in 2006. The Company is currently discussing whether it will operate the water treatment plant or engage a contractor to do so. As of October 29, 2005 requests for bids have been made by the Company and Phelps Dodge. Those bids are expected to be returned to the Company and Phelps Dodge by November 14, 2005.

    The Company does not have the required capital resources to maintain and operate the water treatment plant long term and develop the Mt. Emmons molybdenum property. Management of the Company is therefore aggressively pursuing industry partners and other avenues of financing for the property.

Debt Payments

    During the nine months ended September 30, 2005, the Company repaid $4,000,000 in debt to certain Investors, $3,700,000 net, through the issuance of 1,942,387 shares of the Company’s common stock. The sale of RMG also resulted in the repayment by Enterra of approximately $3,214,000 to Petrobridge Investment Management, a mezzanine credit facility. RMG’s wholly owned subsidiary, RMG I, had used the Petrobridge loan to finance a portion of its purchase of assets from Hi-Pro Production, a Gillette, Wyoming coal bed methane company. The repayment of both the Investor and Petrobridge debt did not consume any cash of the Company.

    Debt to a third party lender, Geddes and Company (“Geddes”) of Phoenix, AZ, in the amount of $3,000,000 was completely retired with cash during the quarter ended September 30, 2005. Other cash payments on third party debt totaled $204,600. These cash payments along with the non cash retirement of debt mentioned above resulted in a total reduction of debt during the nine months ended September 30, 2005 of $10,773,900.

    Debt to non-related parties at September 30, 2005 was $1,132,200. This debt consists of debt related to the purchase of vehicles and a corporate aircraft.

Reclamation Costs

    The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at September 30, 2005 was $5,387,800, which is reflected on the Balance Sheet. This liability is fully funded by cash investments that are recorded as long term restricted assets. Due to the increased market price of uranium, the reclamation of this property has been delayed significantly and is not anticipated to commence until 2032.

    The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at September 30, 2005 is $2,476,200 and is covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested. It is anticipated that $192,700 of reclamation work on the SMP properties in Wyoming will be performed during 2005.

The asset retirement obligation for SGMI at September 30, 2005 is $22,400 which is covered by a cash bond. No cash resources will be used for asset retirement obligations at SGMI during the year ended December 31, 2005.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of the work required to develop and sell RMG, management of the Company accepted the recommendation of the Compensation Committee to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The board of directors has granted similar bonuses in the past. In addition, there have been informal discussions between some officers and directors regarding the possible payment of bonuses to some of the key individuals involved over the past 14 years in the Nukem case once it is resolved. However, the board of directors has not determined whether such bonuses will be paid.

Results of Operations

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004

During the three and nine months ended September 30, 2005 and 2004, the only operating revenues recorded by the Company were from real estate operations and management fee charged for management services provided for various subsidiary companies and fees associated with the management of three oil wells in Montana which are owned by the Assiniboine and Souix tribes. Real estate revenues increased $28,300 during the nine months ended September 30, 2005 over those recognized during the corresponding period of the prior year and decreased by $20,300 during the quarter ended September 30, 2005 from the rental revenues recorded during the quarter ended September 30, 2004. Management fee revenue increased by $112,600 and decreased $84,900 during the nine and three months ended September 30, 2005, respectively over the comparative periods of the prior year. The increase during the nine months ended September 30, 2005 is due to management fees charged to RMG as a result of the sale of RMG to Enterra.

Operating costs and expenses incurred in operations during the nine and three months ended September 30, 2005 increased $1,368,800 and $281,500, respectively over the operating costs and expenses recognized from operations during the comparative periods of the prior year. Expenses from real estate operations remained constant during the nine and three months ended September 30, 2005 when compared with those recorded during the nine and three months ended September 30, 2004. Mineral holding costs increased during both the nine and three months ended September 30, 2005 by $94,500 and $260,800 respectively. These increases were as a result of increased activity on the properties that the Company holds for the development of uranium and gold as well as work done on the potential molybdenum property to be returned by Phelps Dodge.

General and administrative costs and expenses increased by $1,276,100 during the nine months ended September 30, 2005 when compared to the general and administrative costs and expenses recognized during the nine months ended September 30, 2004. The general and administrative expenses for the three months ended September 30, 2005 also increased by $19,100 over those recognized during the quarter ended September 30, 2004. The primary reasons for these increases were; costs associated with a $4,000,000 convertible debt financing in February of 2005 - commissions of $280,000, legal fees of $20,000 along with $114,500 of expenses recorded for the issuance of warrants granted to seven accredited investors; $160,600 in expenses for legal and accounting services to comply with Sarbanes Oxley; increased activity levels at Sutter which increased general and administrative costs and expenses by $147,100, and a bonus paid to directors, officers and employees of the Company after the close of the sale of RMG to Enterra.

One outside director of RMG was paid a bonus of $10,000 and another RMG director was paid a bonus of $5,000 for their work on the development of RMG, and the four outside directors of USE were paid $5,000 each for a total bonus to the directors of $35,000. The employees were paid a total bonus of $435,750 at the close of the sale of RMG. All employees of the Company participated in the bonus which was paid at the close of the sale of RMG. The bonus was paid in consideration for the dedicated work put forth by the employees in the development of RMG and due to the fact that many of the employees have not received increases in compensation for a number of years. For a more detailed description of the bonuses paid please see the Form 10Q for the six months ended June 30, 2005.

During the nine and three months ended September 30, 2005, other income and expenses resulted in a gain of $322,500 and $1,996,400, respectively. These amounts are compared to a gain of $523,100 during the nine months ended September 30, 2004 and a loss for of $71,200 for the quarter ended September 30, 2004. Components of the changes in other income and expenses during the nine months ended September 30, 2005 when compared with the nine months ended September 30, 2004, were (1) an increase of $1,185,200 in the gain recognized on the sale of assets, (2) an increase of $1,038,500 from the sale of marketable securities, (3) a decrease of $540,700 in the revenues recorded from the sale of investments; (4) increases in dividend and interest income of $43,400 and $43,600, respectfully, and (5) a increase of $1,970,600 in interest expense.

The increase in sale of assets during the nine months ended September 30, 2005 was as a result of a cash payment of $500,000 and the receipt of 1,000,000 shares of UPC common stock valued at $337,800 received from UPC to enter into an agreement described above in Capital Resources and the settlement of a claim on a real estate property in Colorado. The gain on the sale of marketable securities was as a result of the Company and Crested selling 165,600 shares and 91,029 shares of Enterra Initial Units. The decrease in of $540,700 in revenues from the sale of investments is as a result of the Company selling fewer shares of Ruby Mining Company shares which it holds as an investment.

Interest expense increased from $377,100 during the nine months ended September 30, 2004 by $1,970,600 to $2,347,700 during the nine months ended September 30, 2005. The reasons for the increase in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest (please see Capital Resources above), and the debt to Geddes. During the nine months ended September 30, 2005, both of these debt instruments were retired in full. The Company recognized $164,600 in interest expense, paid with cash, and the amortization of $273,000 of the remaining discount taken on the Geddes loan for total interest related to the Geddes loan of $437,600. The senior convertible debentures had prepaid interest of $720,000 and a discount on the note of $1,111,700 for total interest expense of $1,831,700. The remaining interest of $78,400, which was paid during the nine months ended September 30, 2005 was on various notes for equipment and the Company’s aircraft.

The gain on the sale of investment recorded during the nine months ended September 30, 2005 was $14,354,900 as a result of the sale of RMG to Enterra. Actual consolidated income recognized by the Company for the sale of RMG was $14,778,000. Of this amount, the Company recorded $9,558,500; Crested recorded $5,392,200, and YSFC recorded a loss on the transaction of $360,800. These amounts are derived by the receipt of $500,000 cash and the Enterra Initial Units and the Class D shares of Acquisitions discussed above under Liquidity and Capital Resources less the Company and its affiliates basis in the RMG ownership and less the closing costs of the RMG sale.

All previously reported operations of RMG are reported on this filing as discontinued operations. There are no discontinued operations for the three months ended September 30, 2005 as a result of the Enterra transaction having an effective date of April 1, 2005.

After a provision of alternative minimum taxes due on income recognized during the nine months ended September 30, 2005, the Company recognized a net gain of $9,723,200 or $0.62 basic per share as compared to a net loss of $4,988,400 or $0.39 basic per share for the nine months ended September 30, 2004. During the quarter ended September 30, 2005, the Company recognized a net gain of $423,500 or $0.02 basic per share as compared to a net loss of $1,604,200 or $0.12 basic per share.

Three and Nine Months Ended September 30, 2004 compared to the Three and Nine Months ended September 30, 2003

During the three and nine months ended September 30, 2004, the Company recorded losses from operations of $1,167,100 and $3,858,600 as compared to operating losses of $1,988,400 and $5,573,100 for the three and nine months ended September 30, 2003, respectively.

Revenues from operations for the nine months ended September 30, 2004, were $551,100 as compared to $440,900 for the nine months ended September 30, 2003. Previous reports for the nine and three months ended September 30, 1994 and 1993 record revenues from the sale of coal bed methane gas. These revenues have been reclassified to discontinued operations on the consolidated statements of operations for the periods ended September 30, 2004 and 2003.

With the exception of expenses incurred at the Sutter Gold Mine to complete the permitting process and place the SGMC properties in a position of being able to be merged with an industry partner, the other increases in operating costs and expenses are directly related to the acquisition of the Hi-Pro assets which are reported as discontinued operations on the current filing. As a result of the purchase of those assets, the Company has added additional personnel to manage the properties as well as professional staff to direct operations and assess the potential of acquisition targets. RMG also incurred approximately $252,700 in professional services in the Hi-Pro acquisition.

Other income and expenses for the nine months ended September 30, 2004, increased by $91,600 over the same period of the previous year primarily as a result of the sale of Ruby Mining stock for $410,400 and a gain on the sale of certain real estate investments of $248,000. These increased revenues were off-set by increased interest expense of $257,400 and a reduction of interest income of $213,000.

The Company recorded non-cash income of $1,615,600 during the nine months ended September 30, 2003, as a result of the implementation of SFAS No. 143. There was no similar non-cash income during the nine months ended September 30, 2004.

During the quarter ended September 30, 2004, revenues increased $1,147,000 over the quarter ended September 30, 2003 to $1,266,300. This increase was a result of revenues and associated revenue from the production and sale of coalbed methane during the three months ended September 30, 2004. The increase in costs and expenses during the quarter ended September 30, 2004 over the quarter ended September 30, 2003 of $579,700 are related to costs associated with the production of coalbed methane. Offsets to these increases were reductions to general and administrative and mine holding costs.

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

Contractual Obligations

The Company has two divisions of contractual obligations as of September 30, 2005: debt to third parties of $1,132,200, and asset retirement obligations of $7,886,400 which currently are projected to be be paid over a period of five to seven years. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,132,200	$202,100	$924,900	$5,200	$-

Other long-term liabilities	7,886,400	192,700	471,100	1,946,100	5,276,500
Totals	$9,018,600	$394,800	$1,396,000	$1,951,300	$5,276,500

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

We have a history of operating losses, and our working capital needs have primarily come from the receipt of funds from liquidating investments. These sources of capital may not be sufficient to develop our mineral properties, none of which have proved reserves.

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

Index

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

•
The molybdenum property (in which the Company will have a substantial interest at such time as Phelps-Dodge conveys the Mt. Emmons properties back to USECC) has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mining operation will be substantial.

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

The Company must comply with numerous environmental regulations on a continuous basis, to comply with the United States: Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill at Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.

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

Index

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Sheep Mountain Partners

On February 24, 2005, a three judge panel of the 10th Circuit Court of Appeals (10th Circuit) vacated the judgment of the U.S. District Court of Colorado of $20,044,183 in favor of USECC and remanded the case to the Arbitration Panel for clarification of its 1996 Orders and Award. In remanding this case, the 10th Circuit stated:

"The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. The 10th Circuit held, “Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

Thereafter, the U.S. District Court remanded the case to the arbitration panel.

The three member arbitration panel held a hearing on August 26, 2005, to consider the procedures, schedule and scope of the remand. The panel entered an Order, ordering that:

“In phase I the parties will make written submissions to resolve the issues concerning the definition of the Constructive Trust and its components (e.g. “purchase rights”). The submissions will not include any additional factual materials. The written submissions will be based solely on the record previously made in the hearings before the arbitration panel.”

Simultaneous written submissions will be made by the parties on or before November 4, 2005 and simultaneous reply written submissions will be made by December 6, 2005. A hearing will be held before the panel on December 20, 2005 in New York City. The timing and ultimate outcome of this litigation is not predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge

The Company and Crested Corp. were served with a lawsuit on June 19, 2002, filed in the U.S. District/ Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), seeking declaratory judgment over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mining properties on Mt. Emmons, near Crested Butte, Colorado.

The case was tried starting on November 29, 2004. On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that a conveyance by PD of the Mt. Emmons properties under Paragraph 8 of the 1987 AMAX Agreement, includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments. However, the Order did not address the NPDES permit. NPDES permits are administered and regulated by the Colorado Department of Public Health and the Environment (“CDPHE”). The timing and scope of responsibilities for maintaining and operating the plant will be addressed by the CDPHE later in 2005 or 2006.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights to PD on the Mt. Emmons properties from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Mt. Emmons property had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

PD and USECC have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order staying USE/CC’s Motion to Amend Judgment until ten days after filing of written notice by PD that settlement has not been achieved. The parties have filed joint status reports which have stayed the parties’ various motions.

“On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD is claiming $4,050,164.09 in attorney’s fees and expenses and $3,692,138.09 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC intends to file a response with the Court within twenty (20) days of the motion denying that USECC owes PD such monies.” It is not known how or when the court will rule on these issues. Management of the Company believes that no monies are due to PD.

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against U.S. Energy Corp. (“USE”) in Wyoming Federal District Court, Case NO. 05-CV-0143-J for breach of contract. Coastline is claiming partial performance fees for a private placement that was unsuccessful. Coastline and USE had entered into an engagement letter on July 22, 2004. USE filed an answer and counterclaims on June 22, 2005. The parties are arranging a schedule for depositions in the case.

ITEM 2.  Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2005, the Company issued a total of 3,323,000 shares of its common stock pursuant to the exercise of warrants (744,246); options (248,354); the 2001 stock compensation plan, as compensation (45,000); to outside directors (11,475); conversion of subsidiary (Rocky Mountain Gas, Inc.) common stock (54,720); conversion of RMG Series A Preferred shares (91,743); the payment of dividends on those RMG preferred shares (44,195); the conversion of debentures entered into by the Company during the first quarter of calendar 2005 (1,942,387) and the buy out of RMG minority shareholder interest in Pinnacle (140,880). As of the date of this report an additional 15,000 shares were issued under the 2001 stock compensation plan and 25,617 shares were issued as a result of the exercise of an employee option through the surrender of 14,655 shares.

Index

ITEM 3.  Defaults Upon Senior Securities

Not Applicable - All previously disclosed defaults on debt instruments have been satisfied as of June 30, 2005.

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

ITEM 5.  Other Information

    As reported in the Form 8K filed on August 26, 2005 the Board of Directors accepted a letter from Mr. John L. Larsen, age 73, in which Mr. Larsen resigned his positions of CEO and Chairman of the Board of Directors of USE. His resignation from these positions was due to personal health matters. The Nominating Committee nominated Keith G. Larsen to serve as Chairman of the Board of Directors and CEO of USE; Keith G. Larsen vacated the positions of President and COO. Additionally, the Committee nominated Mark J. Larsen to serve as President and COO of USE. The full board of directors accepted the nominations and unanimously passed the resolution to appoint Keith G. Larsen as Chairman and CEO and Mark J. Larsen as President and COO, effective August 23, 2005. Both Mr. Keith G. Larsen and Mark J. Larsen are sons of John L. Larsen. Mr. John L. Larsen will continue to serve as a Vice President and member of the Boards of Directors and Executive Committees of both USE and Crested. Mr. Larsen will continue to provide consulting and advisory services to the Companies.

    As reported in the Form 8K filed on October 25, 2005, the Company and Crested adopted retirement policies as of October 20, 2005. These policies include a mandatory retirement age of 70 unless each Board requests the services of officers or employees past that age. Employees and officers are eligible for retirement after the sum of their years of service with the USE and Crested plus their age total 70. Additionally the Board approved a retirement benefit for the Chairman/CEO, President/COO, CFO/Treasurer, Senior Vice President, General Counsel and Employee Board Members on the Executive Committee. Under the terms of the executive retirement plan, the named officers are to receive 50% of their base cash pay or the average annual pay, less all bonuses, received over the last five years of their employment whichever is greater. This benefit for executives is to be paid for 5 years following retirement. In return for this benefit, the retired executive officer will be available to the Company and Crested for up to 1,040 hours per year for consulting or any other services the Board deems needed. This retirement benefit can be extended beyond the five year period at the discretion of the Board of the respective corporation.

Index

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification under Rule 13a-14(a) Keith G. Larsen
31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer
32.1	Certification under Rule 13a-14(b) Keith G. Larsen
32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer

(b) Reports on Form 8-K. The Company filed five reports on Form 8-K for the quarter ended September 30, 2005 as follows:

1.	The report filed on August 5, 2005, under Item 8.01 referenced the Company resuming exploratory drilling at its Sheep Mountain uranium property.

2.	The report filed on August 8, 2005, under Item 8.01 referenced the Company retiring the $3 million debt to Geddes and Company.

3.	The report filed on August 26, 2005, under Item 5.02 referenced the resignation and appointment of Officers and Directors.

4.	The report filed on September 1, 2005, under Item 8.01 referenced the outcome of a Status Hearing in the litigation with Nukem, Inc.

5.	The report filed on September 7, 2005, under Item 8.01 referenced an additional Agreement between the Company and Uranium Power Corp. to acquire additional uranium properties.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: November 14, 2005	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
CEO

Date: November 14, 2005	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer

Index