Form 10-Q/A
period 2005-03-31
US ENERGY CORP
filed 2006-04-05
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanation

U.S. Energy Corp. (“USE” or “the Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2005, as discussed in Note 16 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to the accounting treatment given to the beneficial conversion feature associated with senior convertible debentures which were entered into on February 9, 2005. The convertible debentures include beneficial conversion features. Pursuant to EITF 98-5~ Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios and EITF 00-27~ Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute the intrinsic value of the embedded conversion option.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations and cash flows this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on May 18, 2005. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2005 and 2004 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004 (unaudited)	7-9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27-28

ITEM 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	29-30

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31

ITEM 3.	Defaults Upon Senior Securities	31

ITEM 4.	Submission of Matters to a Vote of Shareholders	31

ITEM 5.	Other Information	31

ITEM 6.	Exhibits and Reports on Form 8-K	31

	Signatures	32

	Certifications	See Exhibits

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS
	March 31,	December 31,
	2005	2004
	(Restated)
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

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2005	2004
	(Restated)
CURRENT LIABILITIES:
Accounts payable	$1,382,000	$1,751,300
Accrued compensation expense	168,900	181,700
Asset retirement obligation	192,700	192,700
Current portion of long-term debt	3,332,400	3,400,100
Escrow	500,000	--
Other current liabilities	829,500	532,200
Total current liabilities	6,405,500	6,058,000

LONG-TERM DEBT	5,176,100	3,780,600

ASSET RETIREMENT OBLIGATIONS	7,986,800	7,882,400

OTHER ACCRUED LIABILITIES	1,928,600	1,952,300

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,279,000

MINORITY INTERESTS	434,900	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 15,936,113
and 15,231,237 shares issued net of
treasury stock, respectively	159,300	152,300
Additional paid-in capital	64,041,100	59,157,100
Accumulated deficit	(50,920,200)	(49,321,700)
Treasury stock at cost,
977,306 and 972,306 shares respectively	(2,800,400)	(2,779,900)
Accumulated comprehensive loss	(742,600)	(436,000)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	9,246,700	6,281,300
Total liabilities and shareholders' equity	$35,056,600	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2005	2004
	(Restated)
OPERATING REVENUES:
Real estate operations	$85,100	$51,200
Gas sales	833,400	593,400
Management fees	533,000	222,900
	1,451,500	867,500

OPERATING COSTS AND EXPENSES:
Real estate operations	68,100	77,500
Gas operations	995,400	741,400
Mineral holding costs	292,900	389,200
General and administrative	1,478,000	1,530,700
	2,834,400	2,738,800

OPERATING LOSS	(1,382,900)	(1,871,300)

OTHER INCOME & EXPENSES:
Gain on sales of assets	9,500	--
Gain on sale of investment	66,500	279,200
Interest income	55,700	60,900
Interest expense	(401,100)	(284,400)
	(269,400)	55,700

LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES,	(1,652,300)	(1,815,600)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	53,800	40,600

LOSS BEFORE PROVISION FOR INCOME
TAXES	(1,598,500)	(1,775,000)

PROVISION FOR INCOME TAXES	--	--

NET LOSS	$(1,598,500)	$(1,775,000)

NET LOSS PER SHARE BASIC
AND DILUTED	$(0.11)	$(0.14)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	14,398,093	12,319,657

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,598,500)	$(1,775,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(53,800)	(40,600)
Amortization of deferred charge	23,600	--
Depreciation, depletion and amortization	352,500	288,500
Accretion of asset
retirement obligations	91,700	71,800
Amortization of debt discount	200,500	172,400
Non cash services	35,600	3,300
Gain on sale of assets	(9,500)	--
Gain on sale investments	(66,500)	(279,200)
Non cash compensation	86,100	157,000
Net changes in assets and liabilities:	(222,800)	95,600
NET CASH USED IN
OPERATING ACTIVITIES	(1,161,100)	(1,306,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of proved gas properties	(9,000)	--
Development of unproved gas properties	(205,900)	(2,000)
Acquisition of producing gas properties	--	(1,198,000)
Acquisition of undeveloped gas properties	--	(3,213,000)
Development of unproved mining claims	(53,300)	158,400
Proceeds on sale of property and equipment	9,500	--
Proceeds from sale of investments	66,500	279,200
Escrow proceeds	500,000	--
Net change in restricted investments	800	31,500
Purchase of property and equipment	(100,300)	(162,900)
Net change in notes receivable	14,500	--
Net change in investments in affiliates	117,300	--
NET CASH PROVIDED BY (USED IN)
BY INVESTING ACTIVITIES	340,100	(4,106,800)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2005	2004
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$1,416,700	$350,000
Issuance of subsidiary stock	--	2,068,700
Proceeds from long term debt	3,700,000	3,184,700
Repayments of long term debt	(141,500)	(78,300)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,975,200	5,525,100

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	4,154,200	112,100

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$7,996,600	$4,196,900

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$105,400	$112,000

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)

	Three months ended March 31,
	2005	2004
	(Restated)
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

	Three months Ended
	March 31,
	2005	2004
Net loss, as reported	$(1,598,500)	$(1,775,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	$(102,900)	--
Pro forma net loss	$(1,701,400)	$(1,775,000)

Earnings per share:
Basic and diluted - as reported	$(0.11)	$(0.14)
Basic and diluted - pro forma	$(0.12)	$(0.14)

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

9) Long term debt at March 31, 2005 consists of:

Debt for the purchase of coalbed methane properties, interest at 11% per annum; due January 29, 2007 (less discount of $241,200 for RMG warrants) (see note 13)	$3,179,700

Current portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	152,700

Current portion of long term debt	3,332,400

$3.0 million credit facility with interest at 10%; due July 30, 2006 (less discount of $233,500 for RMG warrants)	2,766,500

$4.0 million credit facility with interest at 6% simple; due February 9, 2008 (less discount of $2,653,100 for USE warrants)	1,346,900

Long term portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	1,062,700

Long term portion of debt	5,176,100
$8,508,500

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

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2004	15,231,237	$152,300	$59,157,100

Conversion of RMG Investment	34,227	$300	$99,700

Conversion of 100,000 RMG
Series A Preferred Shares	91,743	$900	$299,100

Dividend on RMG Series A Preferred Shares	44,195	$400	$99,300

2001 Stock Compensation Plan	15,000	$200	$43,200

Exercise of Options	115,425	$1,200	$23,800

Exercise of Warrants	392,811	$3,900	$1,387,800

Outside Directors	11,475	$100	$35,500

Value of Company warrants issued attached
to new debt			$1,029,800

Beneficial Conversion Feature on
Convertible Debentures			$1,751,300

Value of Company warrants issued
for professional services			$114,500
	15,936,113	$159,300	$64,041,100

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

12) The Company’s revenues are derived from two segments: 1) Coalbed methane (and holding costs for inactive mining properties) and 2) Commercial real estate. The following table sets forth the operating results of each segment for the three months ended March 31, 2005 and 2004.

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

16) In February 2006, the Company reconsidered its accounting relating to the senior convertible debentures it entered into on February 9, 2005. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the three months ended March 31, 2005.

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited):

	Previously
	Reported		Restated
	March 31, 2005	Adjustment	March 31, 2005

Long-term debt	$6,748,300	$(1,572,200)	$5,176,100

Additional paid in capital	$62,371,700	$1,669,400	$64,041,100

Accumulated deficit	$(50,822,900)	$(97,300)	$(50,920,200)

Shareholder's equity	$7,674,600	$1,572,100	$9,246,700

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 (unaudited):

	Previously
	Reported		Restated
	March 31, 2005	Adjustment	March 31, 2005

Interest expense	$(303,800)	$(97,300)	$(401,100)

Net gain (loss)	$(1,501,200)	$(97,300)	$(1,598,500)

The statement of cash flows has also been adjusted to reflect this item, resulting in no change to net cash from operations.

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

Liquidity and Capital Resources

During the three months ended March 31, 2005, operations resulted in a loss of $1,598,500 and consumed $1,161,100 of cash. Investing activities generated cash in the amount of $340,100 and financing activities generated $4,975,200 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt. All these factors together resulted in a net increase of cash and cash equivalents of $4,154,200 during the quarter ended March 31, 2005.

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

The debentures are unsecured; the face amount of the debentures are payable every six months from February 4, 2005, in five installments of 20%, in cash or in restricted common stock of the company. The company may pay this amortization payment in cash or in stock at the lower of $2.43 per share (the “set price”) or 90% of the volume weighted average price of the company’s stock for the 90 trading days prior to the repayment date. The set price equals 90% of the volume weighted average price of the company’s stock over the 90 trading days prior to February 4, 2005. The Company recorded a discount to the debt as a result of the issuance of the warrants to the holders of the convertible debentures of $2,653,100.

Pursuant to EITF 98-5 the Company recorded a beneficial conversion feature of $1,751,400 against the convertible debenture. This beneficial conversion feature will be amortized over the life of the convertible debenture.

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

During the three months ended March 31, 2004 the Company recognized $279,200 in revenues from the sale of Ruby Mining Company common stock. During the three months ended March 31, 2005 the Company only recorded $66,500 in revenues from the sale of the same investment. This reduction of $212,700 in revenues and an increase of $116,700 in interest expense during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 are the primary causes in the decrease in other income and expenses of $325,100. Increased interest expense is as a result of the amortization of the beneficial conversion feature on the senior convertible debenture entered into during the quarter ended March 31, 2005. The amortization of the beneficial conversion feature is recorded as interest expense and was $97,300 during the quarter ended March 31, 2005.

The Company recorded a net loss of $1,598,500 or $0..11 per share for the quarter ended March 31, 2005 as compared to a loss of $1,775,000 or $0.14 per share for the quarter ended March 31, 2004. The reduction in the loss per share is a result of the decrease of the net loss of $273,800 and an increase in the weighted average number of shares outstanding at March 31, 2005 from that at March 31, 2004 of 2,078,436 shares.

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

Contractual Obligations

The Company has two divisions of contractual obligations as of March 31, 2005: debt to third parties of $8,508,500, and asset retirement obligations of $8,179,500 which will be paid over a period of five to seven years. During the three months ended March 31, 2005, the Company incurred new debt of $4.0 million of new debt to a private lender. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$8,508,500	$3,332,400	$5,167,000	$9,100	$-

Other long-term liabilities	8,179,500	192,700	471,100	1,946,100	5,569,600
Totals	$16,688,000	$3,525,100	$5,638,100	$1,955,200	$5,569,600

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

As of March 31, 2005, RMG I had the following open gas derivative instruments designed to hedge a portion of our gas production for periods after March 31, 2005:

Natural Gas (Mmbtu):

		Weighted-	Fair
		Average	Value at
	Volume	Strike	March 31,
	Mmbtu	Price	2005
Swaps:

2005	275,000	$4.14	$(742,500)

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

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended March 31, 2005, the Company issued a total of 704,876 shares of its common stock pursuant to the exercise of warrants; options; the 2001 stock compensation plan, as compensation to outside directors and in conversion of preferred stock of a subsidiary (Rocky Mountain Gas, Inc.). Also in the first quarter, the Company issued convertible debentures (face amount $4,720,000 including interest; $4,000,000 loaned, net proceeds of approximately $3,700,000 after payment of a commission and legal costs). The debentures are convertible into shares of common stock at $2.43 per share. The Company also, in connection with the debenture transaction, issued warrants to purchase 1,071,195 shares of common stock at $3.63; the warrants expire February 4, 2008. A registered broker-dealer was paid $280,000 in cash commission, and issued warrants to purchase 100,000 shares (included in the total number of warrants issued in the transaction). As of the date of this report, no debentures have been converted and none of the subject warrants have been exercised. The Company has filed registration statement with the SEC to permit the public sale of conversion and warrant shares.

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

U.S. ENERGY CORP.
(Company)

Date: March __, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
CHAIRMAN and CEO

Date: March __, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer