Form 10-Q/A
period 2005-06-30
US ENERGY CORP
filed 2006-04-05
CIK 101594

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

Explanation

U.S. Energy Corp. (“USE” or “the Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations and cash flows for the three and six months ended June 30, 2005, as discussed in Note 17 to the unaudited condensed consolidated financial statements.

All of the changes in these restated financial statements and corresponding notes to the financial statements relate specifically to:

1.
The accounting treatment given to the beneficial conversion feature associated with a senior convertible debenture. The convertible debentures include beneficial conversion features. Pursuant to EITF 98-5~ Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios and EITF 00-27~ Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the effective conversion price should be used to compute the intrinsic value of the embedded conversion option and;

2.
An embedded derivative in shares of Enterra Acquisitions Class D shares that the Company received as a portion of the compensation for the sale of Rocky Mountain Gas, Inc. (“RMG”). The sale of RMG closed on June 1, 2005 and was effective April 1, 2005. Pursuant to SFAS 133 the Company determined that the embedded derivative needed to be accounted for and reflected in the consolidated statement of operations as an other revenue item.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations and cash flows this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on August 17, 2005. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets June 30, 2005 (unaudited) and December 31, 2004 (audited)	4-5

	Condensed Consolidated Statements of Operations for the Three and six months Ended June 30, 2005 and 2004 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30-31

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	33-34

ITEM 2.	Changes in Securities and Use of Proceeds	34

ITEM 3.	Defaults Upon Senior Securities	34

ITEM 4.	Submission of Matters to a Vote of Shareholders	34

ITEM 5.	Other Information	35

ITEM 6.	Exhibits and Reports on Form 8-K	35

	Signatures	36

	Certifications	See Exhibits

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	June 30,	December 31,
	2005	2004
	(Restated)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,703,000	$3,842,500
Marketable securities	6,215,500	--
Accounts receivable
Trade, net of allowance of $111,300	150,900	797,500
Affiliates	28,100	13,500
Other	50,600	52,700
Current portion of long-term notes receivable, net	35,500	49,500
Prepaid expenses	263,400	489,700
Inventories	27,600	176,100
Total current assets	11,474,600	5,421,500

INVESTMENTS:
Non-affiliated companies	17,596,200	957,700
Restricted investments	6,838,000	6,852,300
Total investments	24,434,200	7,810,000

PROPERTIES AND EQUIPMENT:	13,410,600	22,088,600
Less accumulated depreciation,
depletion and amortization	(7,441,700)	(8,322,000)
Net properties and equipment	5,968,900	13,766,600

OTHER ASSETS:
Notes receivable trade	2,979,300	2,971,800
Deposits and other	478,200	733,800
Total other assets	3,457,500	3,705,600
Total assets	$45,335,200	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2005	2004
	(Restated)	(Audited)
CURRENT LIABILITIES:
Accounts payable	$217,400	$1,751,300
Income taxes payable	235,000	--
Accrued compensation expense	296,100	181,700
Asset retirement obligation	192,700	192,700
Current portion of long-term debt	144,200	3,400,100
Deferred gain on sale of RMG	--	--
Other current liabilities	724,200	532,200
Total current liabilities	1,809,600	6,058,000

LONG-TERM DEBT	3,201,700	3,780,600

ASSET RETIREMENT OBLIGATIONS	7,602,100	7,882,400

OTHER ACCRUED LIABILITIES	1,902,300	1,952,300

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,279,000

MINORITY INTERESTS	825,100	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 17,908,466
and 15,231,237 shares issued net of
treasury stock, respectively	179,100	152,300
Additional paid-in capital	64,670,500	59,157,100
Accumulated deficit	(36,691,700)	(49,321,700)
Treasury stock at cost,
977,306 and 972,306 shares respectively	(2,800,400)	(2,779,900)
Accumulated comprehensive loss	--	(436,000)
Unrealized gain on securities	1,249,400	--
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	26,116,400	6,281,300
Total liabilities and shareholders' equity	$45,335,200	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
OPERATING REVENUES:
Real estate operations	$72,100	$57,400	$157,200	$108,600
Management fees	111,400	84,200	367,700	170,200
	183,500	141,600	524,900	278,800

OPERATING COSTS AND EXPENSES:
Real estate operations	67,300	60,300	135,400	137,800
Mineral holding costs	377,000	447,000	669,900	836,200
General and administrative	2,160,100	958,900	3,324,500	2,067,500
	2,604,400	1,466,200	4,129,800	3,041,500

OPERATING LOSS	(2,420,900)	(1,324,600)	(3,604,900)	(2,762,700)

OTHER INCOME & EXPENSES:
Gain on sales of assets	--	31,800	9,500	31,800
Gain on sale of investment	51,200	379,200	117,700	658,400
Gain on valuation of derivative	3,466,400	--	3,466,400	--
Interest income	135,500	97,100	190,400	139,600
Interest expense	(3,358,900)	(49,400)	(3,632,000)	(235,500)
	294,200	458,700	152,000	594,300

LOSS BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS, AND
PROVISION FOR INCOME TAXES	(2,126,700)	(865,900)	(3,452,900)	(2,168,400)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	307,600	2,700	361,400	6,000

LOSS BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	(1,819,100)	(863,200)	(3,091,500)	(2,162,400)

DISCONTINUED OPERATIONS(net of taxes)
Gain on sale of discontinued segment	15,721,600	--	15,721,600	--
Loss from discontinued operations	--	(746,000)	(326,100)	(1,221,800)
	15,721,600	(746,000)	15,395,500	(1,221,800)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
GAIN (LOSS) BEFORE PROVISION FOR
INCOME TAXES	$13,902,500	$(1,609,200)	$12,304,000	$(3,384,200)

PROVISION FOR INCOME TAXES	--	--	--	--

NET GAIN (LOSS)	$13,902,500	$(1,609,200)	$12,304,000	$(3,384,200)

NET GAIN (LOSS) PER SHARE BASIC	$0.88	$(0.13)	$0.83	$(0.27)

NET GAIN (LOSS) PER SHARE DILUTED	$0.91	$(0.13)	$0.80	$(0.27)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	15,795,706	12,596,426	14,896,431	12,319,657

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	15,352,966	12,596,426	15,339,171	12,319,657

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$12,304,000	$(3,384,200)
Adjustments to reconcile net gain (loss)
to net cash used in operating activities:
Minority interest in (loss) gain of
consolidated subsidiaries	(361,400)	151,000
Amortization of deferred charge	441,300	--
Depreciation	189,000	157,700
Accretion of asset
retirement obligations	183,400	183,300
Amortization of debt discount	2,767,000	169,800
Non-cash interest expense	671,700	--
Noncash services	35,600	66,400
(Gain) on valuation of derivative	(3,466,400)	--
(Gain) on sale of discontinued segment	(15,721,600)	--
(Gain) on sale of assets	(9,500)	(690,200)
(Gain) on sale investments	(117,700)	--
Non cash compensation	216,900	189,000
Net changes in assets and liabilities:	655,700	62,300
NET CASH USED IN
OPERATING ACTIVITIES	(2,212,000)	(3,094,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of RMG	(270,000)	--
Acquisition of mining claims	(166,100)	--
Proceeds on sale of property and equipment	9,500	--
Proceeds from sale investments	117,700	690,200
Net change in restricted investments	(8,300)	61,400
Purchase of property and equipment	(240,300)	(75,800)
Net change in notes receivable	(14,000)	--
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES	(571,500)	675,800

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)
	Six months ended June 30,
	2005	2004
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$1,579,600	$350,000
Issuance of subsidiary stock	--	1,270,800
Proceeds from long term debt	3,700,000	160,200
Repayments of long term debt	(958,600)	(146,700)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,321,000	1,634,300

Net cash (used in) provided by operating activities of
discontinued operations	(453,500)	732,800
Net cash used in investing activities of
discontinued operations	(215,000)	(4,641,500)
Net cash used in financing activities of
discontinued operations	(8,500)	3,987,500

NET INCREASE IN
CASH AND CASH EQUIVALENTS	860,500	(784,800)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$4,703,000	$4,196,900

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$193,300	$112,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock warrants in
conjunction with debt	$1,226,200	$--

Issuance of stock as conversion of
subsidiary stock	$499,700	$--

Satisfaction of receivable - employee
with stock in company	$20,500	$20,500

Acquisition of assets
through issuance of debt	$50,000	$--

Issuance of stock for services	$35,600	$--

Initial valuation of new asset
retirement obligations	$--	$372,100

Acquisition of assets
through issuance of stock	$--	$1,396,200

Issuance of stock to satisfy debt	$--	$500,000

Unrealized gain on securities	$1,249,400	$--

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

2) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company recorded a profit of $12,304,000 during the six months ended June 30, 2005, it has sustained substantial losses from operations in recent years. The profit during the six months ended June 30, 2005 was from the sale of Rocky Mountain Gas, Inc., not operations.

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

5) The condensed consolidated financial statements of the Company include its majority-owned and controlled subsidiaries: Energx Ltd. ("Energx”)(90%); Crested Corp. (“Crested”)(70.1%); Plateau Resources Limited (“Plateau”)(100%); Sutter Gold Mining Inc. (“SGMI”)(65.5%); Yellow Stone Fuels Corp. ("YSFC")(35.9%); Four Nines Gold, Inc. (“FNG”)(50.9%); and the USECC joint venture (“USECC”), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. Previous consolidated financial statements of the Company included one additional majority-owned subsidiary, Rocky Mountain Gas, Inc. (“RMG”) (consolidated ownership of 95.6%), which was sold on June 1, 2005. RMG is therefore no longer included in the consolidated financial statements of the Company. All material inter-company profits and balances have been eliminated.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Contnued)

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

The Enterra Initial Units received by the Company, Crested and YSFC are reflected on the Company’s consolidated balance sheet as $6,215,500, which included a unrealized gain of $1,249,900, as current assets - marketable securities and the Class D shares of Acquisitions are carried as $16,638,600 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). The conversion feature is treated as a imbedded derivative under SFAS 133. At June 31, 2005 the value of the derivative was $3,466,400 using a volatility of 33.14% and a risk free interest rate of 4.38%. The value is computed using the Black Scholes pricing model and is recorded as income at June 30, 2005.

7) Comprehensive Income

Unrealized gains on investments, which consist of Enterra Initial Units are excluded from net income but are reported as comprehensive income on the Balance Sheet under Shareholder’s equity. The following table illustrates the effect on net income and earnings per share if the company had recognized comprehensive income:

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss)	$12,304,000	$(3,384,200)
Add : Comprehensive income from unrealized gain on marketable securities	$1,249,400	--
Comprehensive Income (loss)	$13,553,400	$(3,384,200)

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

	Six months Ended
	June 30,
	2005	2004
Net Gain (Loss), as reported	$12,304,000	$(3,384,200)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(206,200)	--
Pro forma net profit (loss)	$12,097,800	$(3,384,200)

Earnings per share:
Basic - as reported	$0.86	$(0.27)
Basic - pro forma	$0.81	$(0.27)
Diluted - as reported	$0.80	$(0.27)
Diluted - pro forma	$0.79	$(0.27)

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

11) Income Taxes - The components of deferred taxes at June 30, 2005 are as follows:

June 30, 2005
Deferred tax assets:
Deferred compensation	$519,200
Net operating loss carry-forwards	9,165,900
Nondeductible reserves and other	521,400
Tax basis in excess of book basis	67,800
Tax credits	235,000
Total deferred tax assets	$10,509,300

Deferred tax liabilities:
Book basis in excess of tax basis	$(2,576,500)
Development and exploration costs	(109,400)
Total deferred tax liabilities	(2,685,900)

Net deferred tax assets - all non-current	7,823,400
Valuation allowance	(7,823,400)

Net deferred tax liability	$--

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

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Six Month Ended
June 30, 2005
Expected federal income tax expense	$4,517,000
Net operating loss not previously benefited and other	(4,282,000)
Consolidated income taxes due	$235,000

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

13) Long term debt at June 30, 2005 consists of:

Current portion of long term debt:	$144,200

$3.0 million credit facility with interest at 10%; due July 30, 2006 (less discount of $194,100 for RMG warrants)	2,055,900

$4.0 million convertible debentures with interest at 6%; due February 9, 2008 (less discount of $64,200 for USE warrants)	175,000

Long term portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	970,800

Long term portion of debt	3,201,700
$3,345,900

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

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2004	15,231,237	$152,300	$59,157,100

Conversion of RMG Investment	54,720	$600	$169,400

Conversion of 100,000 RMG
Series A Preferred Shares	91,743	$900	$299,100

Dividend on RMG Series A Preferred Shares	44,195	$400	$99,300

2001 Stock Compensation Plan	30,000	$300	$131,100

Exercise of Options	209,163	$2,200	$24,800

Exercise of Warrants	423,752	$4,200	$1,548,500

Outside Directors	11,475	$100	$35,500

Conversion of Company debt	1,812,181	$18,100	$4,385,400

Sale of RMG			$(4,075,400)

Value of Company warrants issued attached
to new debt			$1,029,800

Beneficial Conversion Feature on
convertible debenture			$1,751,400

Value of Company warrants issued
for professional services			$114,500
	17,908,466	$179,100	$64,670,500

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

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

17) In February 2006, the Company reconsidered its accounting relating to the senior convertible debentures it entered into on February 9, 2005. The Company also evaluated, as the result of a comment letter from the SEC, the proper valuation of an embedded derivative in the Acquisitions Class D shares it received when it sold RMG to Enterra. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the three and six months ended June 30, 2005.

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited):

	Previously
	Reported		Restated
	June 30, 2005	Adjustment	June 30, 2005

Investment in non-affiliated company	$14,129,800	$3,466,400	$17,596,200

Total assets	$41,868,800	$3,466,400	$45,335,200

Deferred gain on sale of RMG	$1,178,600	$(1,178,600)	$-

Long-term debt	$3,230,700	$(29,000)	$3,201,700

Additional paid in capital	$63,001,000	$1,669,500	$64,670,500

Accumulated deficit	$(39,696,200)	$3,004,500	$(36,691,700)

Shareholder's equity	$21,442,400	$4,674,000	$26,116,400

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2005 (unaudited):

	Previously
	Reported		Restated
	June 30, 2005	Adjustment	June 30, 2005

Gain on valuation of derivitive	$-	$3,466,400	$3,466,400

Interest expense	$(1,991,500)	$(1,640,500)	$(3,632,000)

Gain on sale of discontinued segment	$14,543,000	$1,178,600	$15,721,600

Net gain (loss)	$9,299,500	$3,004,500	$12,304,000

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

Liquidity and Capital Resources

During the six months ended June 30, 2005, the Company recorded a gain of $12,304,000 and generated $860,500 of cash. Financing activities generated $4,321,000 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt and operating and investing activities consumed $2,773,200 and $1,096,100 respectively.

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

The Enterra Initial Units received by the Company, Crested and YSFC are reflected on the Company’s consolidated balance sheet as $6,215,500, which included a unrealized gain of $1,249,900, as current assets - marketable securities and the Class D shares of Acquisitions are carried as $16,638,630 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). The conversion feature of the Acquisitions Class D shares is accounted for under SFAS 133 as an imbedded derivative.

The Company received $500,000 from the sale of RMG and also receive net proceeds of $512,225 from the sale of 20,922 of its Enterra Initial Units during the month of July 2005. We may sell the balance of our Enterra Initial Units, 144,738 units, during the third quarter of 2005. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At July 31, 2005, the market price for Enterra units was approximately $25.

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

Results of Operations

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

During the three and six months ended June 30, 2005 and 2004 the only revenues recorded by the Company were from real estate operations and management fee charged for management services provided for various subsidiary companies and fees associated with the management of three oil wells in Montana which are owned by the Assoiniboine and Sioux tribes. Also included in management fees are revenues received from UPC during the six months ended June 30, 2005 in the amount of $175,000. The payment of cash from UPC is classified as management fees because title to the properties, which have no book basis, is retained by the Company and Crested until UPC makes all the contractually scheduled payments of cash and stock. The receipt of the funds from UPC is the primary reason that management revenues increased by $197,500 during the six months ended June 30, 2005 when compared with management revenues recognized during the six months ended June 30, 2004. Other increases in management fee revenues for the six and three months ended June 30, 2004 and 2005 are as a result of increased activity at the subsidiary companies.

Costs and expenses incurred in operations during the six and three months ended June 30, 2005 increased $1,088,300 and $1,138,200 respectively over the costs and expenses recognized from operations during the comparative periods of the prior year. Expenses from real estate operations remained constant during the six and three months ended June 30, 2005 when compared with those recorded during the six and three months ended June 30, 2004. Mineral holding costs decreased during both the six and three months ended June 30, 2005 by $166,300 and $70,000 respectively. These decreases were as a result of holding costs at both the uranium properties in Wyoming and Utah as well as those at the California gold mine being reduced due to cost cutting measures.

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

During the six and three months ended June 30, 2005 other income and expenses resulted in a loss of $$152,000 and $294,200. Both these decreases are primarily the result of reduced gains on the sales of investments and significant increases in interest expense.

Interest expense increased from $235,500 during the six months ended June 30, 2004 by $$3,396,500 to $3,632,000 during the six months ended June 30, 2005. Interest expense during the quarter ended June 30, 2005 increased by a similar amount, $3,309,500, over the amount of interest expense recorded during the quarter ended June 30, 2004. The reason of these increases in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest. (Please see Capital Resources above). As discussed above only $268,000 in principal and $48,400 in interest remained outstanding at June 30, 2005. The payment of the interest of $671,600 plus the amortization of virtually all of the discount taken for the issuance of warrants in the amount of $1,016,700 and the amortization of the beneficial conversion feature associated with the convertible debenture in the amount of $1,640,500 during the six and three months ended June 30, 2005 were the primary factors which resulted in the increase in interest expense.

All previously reported operations of RMG are reported on this filing as discontinued operations. The gain on sale of discontinued operations at June 30, 2005 was $15,721,600 along with a loss from discontinued operations of RMG of $326,100. The total gain from discontinued operations therefore is $15,395,500 for the six months ended June 30, 2005. The gain on sale of discontinued operations for the three months ended June 30, 2005 was $15,271,600. No loss from discontinued operations was recorded during the quarter ended June 31, 2005 as the sale of RMG was effective April 1, 2005 which resulted in no operations during the quarter ended June 30, 2005. There are no discontinued operations for the three months ended June 30, 2005 as a result of the Enterra transaction having an effective date of April 1, 2005.

After a provision of alternative minimum taxes due in income recognized during the six months ended June 30, 2005 the Company recognized a net gain of $12,304,000 or $0.83 per share basic as compared to a net loss of $3,384,200 or $0.27 per share basic for the six months ended June 30, 2004. During the quarter ended June 30, 2005 the Company recognized a net gain of $13,902,500 or $0..88 per share basic as compared to a net loss of $1,609,200 or $0.13 per share basic.

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

The Company recorded non-cash income of $1,615,600 during the six months ended June 30, 2003, as a result of the implementation of SFAS No. 143. There was no similar non-cash income during the six months ended June 30, 2004.During the six months ended June 30, 2004, the Company recognized a net loss of $3,384,200 or $0.27 per share as compared to a net loss of $1,922,800 or $0.18 per share during the six months ended June 30, 2003. The primary reduction in the loss for the six months ended June 30, 2004 over the loss for the six months ended June 30, 2003 is the recognition of $1,615,600 in non-cash income as a result of an accounting change in 2003.

Contractual Obligations

The Company has two divisions of contractual obligations as of June 30, 2005: debt to third parties of $3,345,900, and asset retirement obligations of $7,794,800 which will be paid over a period of five to seven years. During the six months ended June 30, 2005, the Company incurred new debt of $4,720,000, including interest at 6% or $720,000, to private lenders. At June 30, 2005, all but $268,000 plus $48,400 in interest of this new debt had been retired at the lenders’ option of converting the debt and prepaid interest into shares of the Company’s common stock. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$3,345,900	$144,200	$3,189,500	$12,200	$--

Other long-term liabilities	7,794,800	192,700	471,100	1,946,100	5,184,900
Totals	$11,140,700	$336,900	$3,660,600	$1,958,300	$5,184,900

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

U.S. ENERGY CORP.
(Company)

Date: March 31, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
CHAIRMAN and CEO

Date: March 31, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer