Form 10-Q/A
period 2005-09-30
US ENERGY CORP
filed 2006-04-05
CIK 101594

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

Explanation

U.S. Energy Corp. (“USE” or “the Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2005, as discussed in Note 19 to the unaudited condensed consolidated financial statements.

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

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations and cash flows this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q filed on November 14, 2005. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q.

Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets September 30, 2005 (unaudited) and December 31, 2004 (audited)	4-5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	8-10

	Notes to Condensed Consolidated Financial Statements (unaudited)	11-19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-32

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32-34

ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35-36

ITEM 2.	Changes in Securities and Use of Proceeds	36

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Submission of Matters to a Vote of Shareholders	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits and Reports on Form 8-K	38

	Signatures	39

	Certifications	See Exhibits

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	September 30,	December 31,
	2005	2004
	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$8,079,900	$3,842,500
Marketable securities	419,100	--
Accounts receivable
Trade, net of allowance of $111,300 each period	129,800	797,500
Affiliates	7,500	13,500
Other	63,500	52,700
Current portion of long-term note receivable, net	35,500	49,500
Prepaid expenses	426,400	489,700
Inventories	20,800	176,100
Total current assets	9,182,500	5,421,500

INVESTMENTS:
Non-affiliated companies	18,324,200	957,700
Restricted investments	6,740,800	6,852,300
Total investments	25,065,000	7,810,000

PROPERTIES AND EQUIPMENT:	13,814,600	22,088,600
Less accumulated depreciation,
depletion and amortization	(7,392,900)	(8,322,000)
Net properties and equipment	6,421,700	13,766,600

OTHER ASSETS:
Note receivable trade	2,964,800	2,971,800
Deposits and other	435,500	733,800
Total other assets	3,400,300	3,705,600
Total assets	$44,069,500	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
	(Restated)
CURRENT LIABILITIES:
Accounts payable	$237,900	$1,751,300
Income taxes payable	--	--
Accrued compensation expense	371,400	181,700
Asset retirement obligation	192,700	192,700
Current portion of long-term debt	202,100	3,400,100
Deferred gain on sale of RMG	--	--
Other current liabilities	61,200	532,200
Total current liabilities	1,065,300	6,058,000

LONG-TERM DEBT, net of current portion	1,012,000	3,780,600

ASSET RETIREMENT OBLIGATIONS,
net of current portion	7,693,700	7,882,400

OTHER ACCRUED LIABILITIES	1,565,400	1,952,300

DEFERRED GAIN ON SALE OF ASSET	1,279,000	1,279,000

MINORITY INTERESTS	733,800	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 18,554,237
and 15,231,237 shares issued net of
treasury stock, respectively	185,500	152,300
Additional paid-in capital	66,885,600	59,157,100
Accumulated deficit	(35,651,200)	(49,321,700)
Treasury stock at cost,
974,725 and 972,306 shares respectively	(2,800,400)	(2,779,900)
Unrealized loss on marketable securities	(7,700)	--
Accumulated comprehensive loss	--	(436,000)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	28,121,300	6,281,300
Total liabilities and shareholders' equity	$44,069,500	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
OPERATING REVENUES:
Real estate operations	$60,700	$81,000	$217,900	$189,600
Management fees	106,400	191,300	474,100	361,500
	167,100	272,300	692,000	551,100

OPERATING COSTS AND EXPENSES:
Real estate operations	76,400	75,800	211,800	213,600
Mineral holding costs	565,000	304,200	1,234,900	1,140,400
General and administrative	1,007,300	988,200	4,331,800	3,055,700
	1,648,700	1,368,200	5,778,500	4,409,700

OPERATING LOSS	(1,481,600)	(1,095,900)	(5,086,500)	(3,858,600)

OTHER INCOME & EXPENSES:
Gain on sales of assets	1,219,900	12,400	1,229,400	44,200
Gain on sale of marketable securities	1,038,500	--	1,038,500	--
Gain on sale of investment	--	--	117,700	658,400
Gain of valuation derivatives	727,900	--	4,194,300	--
Dividend income	43,400	--	43,400	--
Interest income	50,800	58,000	241,200	197,600
Interest expense	(467,100)	(141,600)	(4,099,100)	(377,100)
	2,613,400	(71,200)	2,765,400	523,100

GAIN (LOSS) BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS, AND
PROVISION FOR INCOME TAXES,	1,131,800	(1,167,100)	(2,321,100)	(3,335,500)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	96,800	(135,100)	458,200	(129,100)

GAIN (LOSS) BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	1,228,600	(1,302,200)	(1,862,900)	(3,464,600)

DISCONTINUED OPERATIONS, net of taxes
Gain on sale of discontinued segment	(188,100)	--	15,533,500	--
Loss from discontinued operations	--	(302,000)	(326,100)	(1,523,800)
	(188,100)	(302,000)	15,207,400	(1,523,800)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(continued)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
GAIN (LOSS) BEFORE PROVISION FOR
INCOME TAXES	$1,040,500	$(1,604,200)	$13,344,500	$(4,988,400)

PROVISION FOR INCOME TAXES	--	--	--	--

NET GAIN (LOSS)	$1,040,500	$(1,604,200)	$13,344,500	$(4,988,400)

NET GAIN (LOSS) PER SHARE BASIC	$0.06	$(0.12)	$0.85	$(0.39)

NET GAIN (LOSS) PER SHARE DILUTED	$0.05	$(0.12)	$0.83	$(0.39)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	17,229,336	13,490,917	15,681,519	12,896,476

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	19,160,917	13,490,917	16,124,259	12,896,476

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$13,344,500	$(4,988,400)
Adjustments to reconcile net gain (loss)
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(458,200)	129,100
Amortization of deferred charge	441,300	--
Depreciation, depletion and amortization	289,100	262,600
Accretion of asset
retirement obligations	275,000	286,900
Amortization of debt discount	3,136,100	199,400
Non-cash interest expense	720,000	--
Non-cash services	35,600	66,400
(Gain) on valuation of derivatives	(4,194,300)	--
(Gain) on sale of investment	(15,533,500)	(702,600)
(Gain) on sale of assets	(890,600)	--
(Gain) on sale marketable securities	(1,156,200)	--
Non-cash compensation	270,900	219,800
Net changes in assets and liabilities:	(178,600)	106,300
NET CASH USED IN
OPERATING ACTIVITIES	(3,898,900)	(4,420,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	5,916,600	--
Investment in marketable securities	(338,800)	--
Development of unproved mining claims	(602,600)	--
Proceeds on sale of property and equipment	925,200	704,700
Proceeds from sale investments	117,700	--
Sale of RMG	(270,000)	--
Net change in restricted investments	111,500	78,900
Purchase of property and equipment	(361,600)	(175,500)
Net change in notes receivable	500	--
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	5,498,500	703,600

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$2,834,900	$350,000
Issuance of subsidiary stock	--	1,256,200
Proceeds from long term debt	3,764,900	1,543,800
Repayments of long term debt	(3,285,000)	(418,500)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	3,314,800	2,731,500

Net cash (used in) provided by operating
activities of discontinued operations	(453,500)	1,244,000
Net cash used in investing activities of
discontinued operations	(215,000)	(5,457,200)
Net cash (used in) provided by financing
Activities of discontinued operations	(8,500)	3,831,600

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	4,237,400	(1,367,000)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$8,079,900	$2,717,800

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$242,800	$761,100

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine months ended September 30,
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

2) The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company recorded a profit of $13,344,500 during the nine months ended September 30, 2005, it has sustained substantial losses from operations in recent years. The profit during the nine months ended September 30, 2005 was generated from the $14,354,900 gain on the sale of Rocky Mountain Gas, Inc. and certain uranium property interests, not operations.

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

The Enterra Initial Units received by the Company and Crested were sold during the quarter ended September 30, 2005 resulting in a gain of $1,038,500 and the Initial Units received by YSFC are reflected on the Company’s consolidated balance sheet as $115,800 in marketable securities and the Class D shares of Acquisitions are carried as $17,366,600 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). The conversion feature is treated as an imbedded derivative under SFAS 133. At September 30, 2005 the value of the derivative was $4,194,300 using a volatility of 40.8% and a risk free interest rate of 4.38%. The value is computed using the Black Scholes pricing model and is recorded as income at September 30, 2005. The value of the conversion is included in the carrying value of the Acquisitions Class D shares.

7) Comprehensive Income

Unrealized gains on investments, which consist of Enterra Initial Units are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheet under Shareholders’ equity. The following table illustrates the effect on net income (loss) if the company had recognized comprehensive income:

	Nine months ended Sept 30,
	2005	2004
Net gain (loss)	$13,344,500	$(4,988,400)

Add: Comprehensive income from the
unrealized gain on marketable securities	(7,700)	--
Comprehensive Income (loss)	$13,336,800	$(4,988,400)

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

	Nine months Ended
	September 30,
	2005	2004
Net gain (loss), as reported	$13,344,500	$(4,988,400)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award, net of related tax effects	(311,100)	(110,400)
Pro forma net profit (loss)	$13,033,400	$(5,098,800)

Earnings per share:
Basic - as reported	$0.85	$(0.39)
Basic - pro forma	$0.83	$(0.40)
Diluted - as reported	$0.83	$(0.39)
Diluted - pro forma	$0.81	$(0.40)

Basic weighted average shares outstanding	15,681,519	12,896,476

Diluted weighted average shares outstanding	16,124,259	12,896,476

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

11) Income Taxes - The components of deferred taxes at September 30, 2005 are as follows:

September 30, 2005
Deferred tax assets:
Deferred compensation	$519,200
Net operating loss carry-forwards	9,146,900
Nondeductible reserves and other	521,400
Tax basis in excess of book basis	67,800
Tax credits	235,000
Total deferred tax assets	$10,490,300

Deferred tax liabilities:
Book basis in excess of tax basis	$(2,824,000)
Development and exploration costs	(109,400)
Total deferred tax liabilities	(2,933,400)

Net deferred tax assets - all non-current	7,556,900
Valuation allowance	(7,556,900)

Net deferred tax liability	$--

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

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

Nine Month Ended
September 30, 2005
Expected federal income tax expense	$4,684,800
Net operating loss not previously benefited and other	(4,449,800)
Consolidated income taxes	$235,000

$235,000 in alternative minimum tax was paid as of September 30, 2005 as a result of the sale of RMG to Enterra. For information regarding the tax to book differences and components of deferred taxes at December 31, 2004, please refer to the Company’s Form 10-K for that period.

12) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share for the nine months ended September 30, 2005, because they are anti-dilutive, but are included for the three months ended September 30, 2005. These options and warrants totaled 5,559,645 and 5,775,820 shares at September 30, 2005 and 2004, respectively. Stock options and warrants have a weighted average exercise price of $3.07 and $2.87 per share at September 30, 2005 and 2004, respectively. Potential common shares relating to convertible debt at September 30, 2004 are excluded from the computation of diluted loss per share, because they are antidilutive. There are no potential shares from convertible debt at September 30, 2005.

13) Long term debt at September 30, 2005 consists of:

Current portion of long term debt	$202,100

Long term portion of debt for the purchase of aircraft and equipment at various interest rates and due dates	1,012,000
$1,214,100

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

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance December 31, 2004	15,231,237	$152,300	$59,157,100

Conversion of RMG Investment	54,720	$600	$169,400

Conversion of 100,000 RMG
Series A Preferred Shares	91,743	$900	$299,100

Dividend on RMG Series A Preferred Shares	44,195	$400	$99,300

2001 Stock Compensation Plan	45,000	$500	$184,900

Exercise of Options	248,354	$2,500	$116,300

Exercise of Warrants	744,246	$7,400	$2,708,600

Outside Directors	11,475	$100	$35,500

Conversion of Company debt	1,942,387	$19,400	$4,700,600

Sale of Rocky Mountain Gas	140,880	$1,400	$594,500

Sale of Rocky Mountain Gas			$(4,075,400)

Value of Beneficial Conversion Feature
attached to new debt			$1,751,400

Value of Company warrants issued attached
to new debt			$1,029,800

Value of Company warrants issued
for professional services			$114,500
	18,554,237	$185,500	$66,885,600

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

19) In February 2006, the Company reconsidered its accounting relating to the senior convertible debentures it entered into on February 6, 2005. The Company also evaluated, as the result of a comment letter from the SEC, the proper valuation of an embedded derivative in the Acquisitions Class D shares it received when it sold RMG to Enterra. As a result of the Company’s evaluation, the Company is restating its previously issued unaudited quarterly financial statements for the three and nine months ended September 30, 2005.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited):

	Previously
	Reported		Restated
	September 30, 2005	Adjustment	September 30, 2005

Investment in non-affiliated company	$14,129,800	$4,194,400	$18,324,200

Total assets	$39,875,200	$4,194,400	$44,069,600

Deferred gain on sale of RMG	$1,178,600	$(1,178,600)	$-

Long-term debt	$930,100	$81,900	$1,012,000

Additional paid in capital	$65,216,100	$1,669,500	$66,885,600

Accumulated deficit	$(39,272,700)	$3,621,500	$(35,651,200)

Shareholder's equity	$22,830,300	$5,291,000	$28,121,300

Set forth below is a comparison of certain items previously reported and restated in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005 (unaudited):

	Previously
	Reported		Restated
	September 30, 2005	Adjustment	September 30, 2005

Gain on valuation of derivative	$-	$4,194,300	$4,194,300

Interest expense	$(2,347,700)	$(1,751,400)	$(4,099,100)

Gain on sale of discontinued segment	$14,354,900	$1,178,600	$15,533,500

Net gain (loss)	$9,723,000	$3,621,500	$13,344,500

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

A further uncertainty is presented in the future value, at June 1, 2006, of the $13,172,300 we recorded at September 30, 2005 as investments in non-affiliates (the class D shares of Enterra US Acquisitions Inc.). The value at September 30, 2005 is based on the contract value of $19.00 per Enterra Trust Unit. However, the class D shares are not tradable, and they automatically convert to Trust Units on a one-for-one basis on June 1, 2006. The cash we can realize from the class D shares will depend on the price of Enterra Energy Trust Units, which has been somewhat volatile since June 1, 2005.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2005, the Company recorded a gain of $13,344,500 and generated $4,237,400 of cash. Financing activities generated $3,314,800 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt, investing activities generated $4,763,100 and operating activities consumed $4,249,300.

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

During the three months ended September 30, 2005, the Company and Crested sold all of the Enterra Initial Units they received as a result of the sale of RMG. As a result of the sale of these Enterra Initial Units, the Company recorded an increase of $5,916,600 in cash from investing activities and a gain of $1,038,500 from the sale of marketable securities. The Enterra Initial Units received by YSFC are reflected on the Company’s consolidated balance sheet as $115,800 as current assets - marketable securities. The Class D shares of Acquisitions are carried as $17,366,600 as investments in non-affiliates. The Company is required to hold the class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). At October 28, 2005, the market price for Enterra units was approximately $23 per unit. The conversion feature of the Acquisitions Class D shares is accounted for under SFAS 133 as an imbedded derivative.

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

Results of Operations

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004

During the three and nine months ended September 30, 2005 and 2004, the only operating revenues recorded by the Company were from real estate operations and management fee charged for management services provided for various subsidiary companies and fees associated with the management of three oil wells in Montana which are owned by the Assiniboine and Sioux tribes. Real estate revenues increased $28,300 during the nine months ended September 30, 2005 over those recognized during the corresponding period of the prior year and decreased by $20,300 during the quarter ended September 30, 2005 from the rental revenues recorded during the quarter ended September 30, 2004. Management fee revenue increased by $112,600 and decreased $84,900 during the nine and three months ended September 30, 2005, respectively over the comparative periods of the prior year. The increase during the nine months ended September 30, 2005 is due to management fees charged to RMG as a result of the sale of RMG to Enterra.

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

During the nine and three months ended September 30, 2005, other income and expenses resulted in a gain of $2,765,400 and $2,613,400, respectively. These amounts are compared to a gain of $523,100 during the nine months ended September 30, 2004 and a loss for of $71,200 for the quarter ended September 30, 2004. Components of the changes in other income and expenses during the nine months ended September 30, 2005 when compared with the nine months ended September 30, 2004, were (1) an increase of $1,185,200 in the gain recognized on the sale of assets, (2) an increase of $1,038,500 from the sale of marketable securities, (3) a decrease of $540,700 in the revenues recorded from the sale of investments; (4) a gain of $4,194,300 from the valuation of the imbedded derivative in the Acquisitions Class D shares; (5) increases in dividend and interest income of $43,400 and $43,600, respectfully, and (6) a increase of $3,722,000 in interest expense.

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

Interest expense increased from $377,100 during the nine months ended September 30, 2004 by $3,722,000 to $4,099,100 during the nine months ended September 30, 2005. The reasons for the increase in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest (please see Capital Resources above), and the debt to Geddes. During the nine months ended September 30, 2005, both of these debt instruments were retired in full. The Company recognized $164,600 in interest expense, paid with cash, and the amortization of $273,000 of the remaining discount taken on the Geddes loan for total interest related to the Geddes loan of $437,600. The senior convertible debentures had prepaid interest of $720,000 and a discount on the note of $1,111,700 and the amortization of the beneficial conversion feature in the amount of 1,751,400 for total interest expense of $3,583,100 from the senior convertible debentures. The remaining interest of $78,400, which was paid during the nine months ended September 30, 2005 was on various notes for equipment and the Company’s aircraft.

All previously reported operations of RMG are reported on this filing as discontinued operations. The gain on sale of discontinued operations at September 30, 2005 was $15,533,500 along with a loss from discontinued operations of RMG of $326,100. The total gain from discontinued operations therefore is $15,207,400 for the six months ended September 30, 2005. There are no discontinued operations for the three months ended September 30, 2005 as a result of the Enterra transaction having an effective date of April 1, 2005.

After a provision of alternative minimum taxes due on income recognized during the nine months ended September 30, 2005, the Company recognized a net gain of $13,344,500 or $0.85 basic per share as compared to a net loss of $4,988,400 or $0.39 basic per share for the nine months ended September 30, 2004. During the quarter ended September 30, 2005, the Company recognized a net gain of $1,040,500 or $0.06 basic per share as compared to a net loss of $1,604,200 or $0.12 basic per share.

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

Contractual Obligations

The Company has two divisions of contractual obligations as of September 30, 2005: debt to third parties of $1,132,200, and asset retirement obligations of $7,886,400 which currently are projected to be paid over a period of five to seven years. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,214,100	$202,100	$1,006,800	$5,200	$--

Other long-term liabilities	7,886,400	192,700	471,100	1,946,100	5,276,500
Totals	$9,100,500	$394,800	$1,477,900	$1,951,300	$5,276,500

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

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD is claiming $4,050,164.09 in attorney’s fees and expenses and $3,692,138.09 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC intends to file a response with the Court within twenty (20) days of the motion denying that USECC owes PD such monies.” It is not known how or when the court will rule on these issues. Management of the Company believes that no monies are due to PD.

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