Form 10-K
period 2005-12-31
US ENERGY CORP
filed 2006-04-11
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 2005

⁬	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ⁬ NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ⁬ NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ⁬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ⁬ Accelerated filer ⁬ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ⁬ NO X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $55,785,600.

Class	Outstanding at March 31, 2006
Common stock, $.01 par value	19,520,430 Shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report

Proxy Statement for the Meeting of Shareholders to be held in June 2006, into Part III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ⁬.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about U.S Energy Corp.’s (“USE” or the “Company”) interest in coalbed methane ("CBM") as a result of its minority equity interest in Pinnacle Gas Resources, Inc. (“Pinnacle”) and its ownership in Class D shares of Enterra US Acquisitions Inc., a subsidiary of Enterra Energy Trust (“Enterra”), the disclosures about possible exploration and other programs for uranium and molybdenum properties; and the disclosures about Sutter Gold Mining Inc. (“SGMI”), formerly Globemin Resources Inc., and its plans for a gold property in California. Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

Although we believe that our forward-looking statements are reasonable, we don't know if our expectations will prove to be correct. Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Important future factors that could cause actual results to differ materially from expectations will depend on:

For CBM gas, USE holds a minority equity interest in Pinnacle and Enterra, but is not directly involved in their operations. Two officers of USE (Mark Larsen and Keith Larsen) serve on the Pinnacle board of directors, which consists of eight members. USE has no representation on the Enterra board of directors. The value of USE’s equity interest in Pinnacle and Enterra will depend on those companies’ financial performance.

For the uranium properties, market prices for uranium oxide, whether and on what terms capital can be obtained to develop the properties (and for the uranium mill in Utah, refurbish and put the mill into operation); the availability of permits to mine the properties, and whether the Utah mill can obtain an operating license from the State of Utah.

For the gold properties held by SGMI, whether certain permits can be obtained from the State of California and the County of Amador, and whether and on what terms capital can be obtained for further exploration, mining and construction of processing operations.

For the molybdenum property re-acquired near Crested Butte, Colorado on February 28, 2006, our ability to comply with the Colorado regulatory requirements to operate a water treatment plant on the properties; whether we have adequate water rights for mine development and operation and processing; whether market prices for molybdic oxide remain at a level that is profitable; and whether permits and bonding for a mine and processing facility can be obtained, and whether USE and Crested can raise the necessary capital and/or enter into a joint venture or other arrangement with a third party to put the property into production.

The forward-looking statements should be considered in the context of all the information in this Annual Report.

DISCLOSURE REGARDING MINERAL RESOURCES UNDER SEC AND
CANADIAN REGULATIONS

USE is a joint venture partner with Uranium Power Corp. (“UPC”) and a major shareholder of SGMI. The common stock of UPC and SGMI, both Canadian corporations, are traded on the TSX-V, and are subject to the reporting requirements of the TSX-V and Canadian securities regulatory authorities. Harold F. Herron, Senior Vice President and Director of USE and Crested, serves on the board of directors of SGMI and is also the Company’s President and CEO and Chris Healey, Vice President Exploration of USE, serves on the board of directors of UPC.

From time to time, UPC and SGMI make public disclosures in compliance with National Instrument 43-101, “Standards of Disclosure for Mineral Properties.” NI 43-101 establishes procedures and standards for determining the existence of, and the reporting of, Mineral Resources and Mineral Reserves. Mineral Resources are classified in ascending categories of geological confidence, as Inferred, Indicated, and Measured. Each definition relates to a resource that is determined to be of “such a grade or quality that it has reasonable prospects for economic extraction.” Mineral Reserves are classified as Proven or Probable.

The SEC allows public disclosure of the extent and grade of mineral deposits, and, under SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, of Proven (Measured) Reserves and Probable (Indicated) Reserves. In contrast to NI 43-101, the SEC does not allow public disclosure of Inferred, Indicated, or Measured Resources. In addition, there are some significant differences in the standards allowed, and the procedures required to be followed by the SEC for public disclosure of the SEC’s Proven (Measured) Reserves and Probable (Indicated) Reserves, as compared to NI 43-101 for Proven and Probable Mineral Reserves.

United States residents, who obtain information about those of our uranium properties, and about the3 gold properties, which are reported upon by UPC and SGMI to the TSX-V in accordance with NI 43-101, and about SGMI’s gold properties, are cautioned that such information may be materially different from what would be permitted under SEC rules for United States companies.

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-K.

Uncertain value of investment securities, and operating losses. At December 31, 2005, we recorded $14,760,800 for the value of investments in non-affiliates (including the Class D shares of Enterra US Acquisitions Inc. and $957,700 for the common stock in Pinnacle). However, the Class D shares are not tradable, but they will automatically convert to Enterra Energy Trust Units on a one-for-one basis on June 1, 2006. The cash we can realize from the Class D shares will depend on the price of Enterra Energy Trust Units, which has been somewhat volatile since June 1, 2005. Pinnacle is a private company. The cash we can realize from this investment presently is not determinable.

We have a history of operating losses, and our working capital needs have primarily come from the receipt of funds from liquidating investments and selling equity. These sources of capital may not be sufficient to develop our mineral properties, none of which have proved reserves.

Working capital and future receipt of proceeds from liquidating the Enterra securities are expected to be sufficient to fund general and administrative expenses, and conduct exploration and a limited amount of development work on the mineral properties, through 2006. However, putting mineral properties into production (constructing and operating mines and processing facilities) requires very substantial amounts of capital. We are seeking financing sources or large-company industry partners for our uranium, gold and molybdenum properties, but have not entered into agreements for such financing. The development of some or all of the properties will likely be delayed until we are successful in obtaining financing, either in direct capital or through arrangements with industry partners.

We intend to use proceeds from liquidating the Enterra securities, and intend to use proceeds we might receive from liquidating other securities which we might receive from sale of other of our mineral properties, in our minerals exploration and development business. We are not in the business of investing, reinvesting or trading in securities.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact.

•  The profitable mining and processing of uranium and possibly vanadium at and in the vicinity of Plateau Resource Limited’s (“Plateau”) properties in Utah, will depend on many factors: Obtaining properties in close proximity of the Shootaring Mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring Mill, and/or possibly add a vanadium circuit, and obtaining and continued compliance with operating permits.

•  The profitable mining at the Sheep Mountain uranium properties in Wyoming will depend on: Evaluations of existing and future drilling data to delineate sufficient volumes and grades of mineralized material to make mining and processing economic over time; continued sustained high prices for uranium oxide and UPC and USE having sufficient capital. In addition, there is no operating mill near the Sheep Mountain properties, although the Sweetwater Mill (which is on standby) is located 30 miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties will depend on sufficient volumes and grades of mineralized materials, sustained high uranium oxide prices and access to an operating mill.

•  The profitable mining and processing of gold by SGMI will depend on many factors, including: Receipt of permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold, and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•  The Lucky Jack Project (formerly the Mount Emmons molybdenum property) has had extensive work conducted by prior owners. This data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be difficult, and like any mining operation, capital requirements for a molybdenum mining operation will be substantial. There is a history of opposition by local government entities and environmental organizations to the prior owners seeking permits to mine this property. This opposition has been expressed in litigation from time to time. Continued legal challenges may delay putting the Lucky Jack Project into production.

•  We have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills; the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually (but not always) must be completed in order to raise the substantial capital needed to put a mineral property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. Our business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project cannot withstand the cost of complying with changed regulations, we might decide not to move forward with the project.

USE must comply with numerous environmental regulations on a continuous basis, to comply with the United States: Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Mill at Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where we have properties impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for our operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

Possible Dilution to Shareholders. Because we don’t have enough capital to put our properties into production, shareholders may be diluted in their ownership if we raise capital. Direct dilution would occur if we sell preferred stock, common stock, or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

PART I

Item 1 and Item 2. Business and Properties.

General

U.S. Energy Corp. is a Wyoming corporation (formed in 1966) in the business of acquiring, exploring, developing and/or selling or leasing mineral and other properties. USE and Crested Corp. ("Crested") originally were independent companies, with two common affiliates (John L. Larsen and Max T. Evans; Mr. Evans died in February 2002). In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). From time to time, USE has funded many of Crested's obligations because Crested did not have the funds to pay its share of the obligations. Crested has paid a portion of this debt by issuing common stock to USE. At December 31, 2005, Crested owed $10,821,800 to USE.

Historically, our business strategy has been, and will continue to be, acquiring undeveloped and/or developed mineral properties at low acquisition costs and then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to other companies in the mineral sector at a profit.

Typically, projects initially are acquired, financed and operated by USE and Crested in their joint venture (see below). From time to time, some of the projects are then transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. Examples include: SGMI for gold and Rocky Mountain Gas, Inc. (“RMG”) for coalbed methane gas, referred to as “CBM”. Additional subsidiaries have been organized: U.S. Uranium Ltd. for uranium and U.S. Moly Corp. for molybdenum. Initial ownership of these subsidiaries would be by USE and Crested, with additional stock (plus options) held by their officers, directors and employees.

From 2002 through mid-2005, USE's primary business focus was in the CBM business conducted through RMG. RMG was sold to Enterra Energy Trust (TSX: ENT.UN and NYSE: ENT) on June 1, 2005. Beginning in 2004 and continuing into 2006, commodity prices for the minerals in our other properties increased significantly. Management believes that the rebound in uranium, gold and molybdenum commodity prices presents valuable opportunities.

Management’s strategy to generate a return on shareholder capital is to demonstrate prospective value in the mineral properties sufficient to support substantial investments by investment groups, financial institutions and/or large industry partners, and then bring long term development expertise to move the properties into production. In the alternative, we might sell one or more of the properties (or our subsidiaries which hold the properties) outright, as we did with RMG in 2005.

To demonstrate prospective value in the mineral properties and raise the necessary capital for development of the mineral projects in 2006 to 2007, management is considering having feasibility studies conducted on each of the properties. These studies, to be performed by independent engineering firms, will in general, determine the economic feasibility, at commodity prices existing at the time of the studies, of various mine plans for the properties, and various processing (milling) facilities to refine the minerals to saleable commodities, given the known mineral grades in the properties. In some instances, significant additional exploratory drilling may have to be done to further delineate grades as well as the extent of the minerals in the ground, if any.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether feasibility studies will show, for any of the properties, that the minerals can be mined and processed profitably. Commodity prices for gold, uranium and molybdic oxide must be at levels so the properties can be mined at a profit;

•
Whether the feasibility studies will show volume and grades of mineralization, and manageable costs of mining and processing, which are sufficient to bring industry partners to the point of investment, and

•
Whether we can negotiate terms with industry partners, which will return a substantial profit to USE for its retained interest and the project’s development costs to that point in time, or, the property (or the applicable subsidiary) can be sold outright.

However, it is possible that we may be able to raise capital for (or bring an industry partner into) a property without having a feasibility study prepared.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mine/processing plans (add or not add a circuit to process a particular mineral, enlarge or reduce the production and mine plan, etc.). However, overall, the principal drivers to attainment of the business strategy are the quality of the minerals in the ground and international commodity prices.

Principal executive offices of USE and Crested are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271. SGMI has an office in Sutter Creek, California.

In this Annual Report, "we," "Company" or "USE" refer to U.S. Energy Corp. including Crested Corp. ("Crested") and other subsidiaries unless otherwise specifically noted. USE's fiscal year ends December 31.

USE files annual reports, quarterly reports and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-3300 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including USE) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.

USE’s Web site is http://www.usnrg.com. USE makes available free of charge through its internet site, via a link to the SEC’s Web site at http://www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers.

Capital Activities in 2005 and First Quarter 2006.

USE

$3,000,000 Geddes Loan Repayment- 2005. In the third quarter 2004, we borrowed $3,000,000 from Geddes and Company (“Geddes”) of Phoenix, Arizona. The loan (convertible to RMG Common stock) was scheduled to mature on July 30, 2006, with 10% annual interest, and was secured principally by RMG's CBM properties in the Castle Rock of Montana prospect and 4,000,000 shares of RMG stock held by USE. In connection with the loan, RMG issued to Geddes five year warrants to buy 600,000 shares of common stock of RMG.

On June 1, 2005, and in connection with the sale of RMG to Enterra, USE and Geddes agreed to restructure the $3,000,000 secured debt; extinguish Geddes' right to convert the debt to RMG shares, retire outstanding RMG warrants and issue USE shares (and transfer some of the Class D shares of Acquisitions) to Geddes.

Pursuant to the agreement, USE agreed to pay Geddes $500,000 cash and the $2,500,000 balance in ten monthly installments of $250,000 (plus interest) beginning July 1, 2005. USE also transferred to Geddes 10,664 of the Class D shares of Acquisitions (valued at $225,000 or $21.10 per Class D share), which USE received on closing of the Enterra agreement, and USE agreed to issue $225,000 in restricted shares of USE common stock (at the market price of $4.23 on September 27, 2005). As of June 1, 2005, Geddes' option to convert the debt to RMG shares and all RMG warrants were extinguished, which was required under the Enterra agreement discussed below. The restructured debt was secured with 157,895 of the Enterra Initial Units out of USE's portion thereof (to be released back to USE in tranches as installments were paid), and with the other original collateral securing Geddes' loan which is unrelated to RMG.

On August 1, 2005, USE paid cash to completely retire the restructured the Geddes debt with proceeds from the sale of RMG to Enterra Energy Trust. All collateral associated with the Geddes Loan has been released.

$4,720,000 Loan Repayment- 2005. On February 4, 2005, we borrowed $4,000,000 from seven accredited investors, issuing $4,720,000 face amount of unsecured debentures (including three years of annual interest at 6%). Net proceeds to USE were $3,700,000 after paying a commission and lenders' legal costs and prepayment of interest.

The face amount of the debentures was payable every six months from February 4, 2005, in five principle and interest installments of 20% each period, in cash or in restricted common stock of USE. USE had the right to pay this amortization payment in cash, or in stock at the lower of $2.43 per share (the “set price”) or 90% of the volume weighted average price of USE’s stock for the 90 trading days prior to the repayment date. The set price was determined based on the formula of 90% of the volume weighted average price of the stock over the 90 trading days prior to February 4, 2005. The debentures were convertible by the lenders, at any time, to restricted common stock of USE at the set price.

USE also issued warrants to the investors, expiring February 4, 2008, to purchase 971,195 shares of restricted common stock, at $3.63 per share (equal to 110% of the Nasdaq closing price on February 3, 2005). The number of shares underlying the warrants equaled 50% of the shares issuable on full conversion of the debentures at the set price (as if the debentures were so converted on February 4, 2005). At December 31, 2005, warrants on 485,597 shares had been exercised, for which USE had received $1,762,700; as of March 1, 2006, an additional 121,400 warrants had been exercised for $440,700, leaving 364,198 of the warrants outstanding.

Warrants to purchase 100,000 shares, at the same price and under the same terms as the warrants issued to the investors, were issued to HPC Capital Management (a registered broker-dealer) as compensation (in addition to a 7% cash commission) for its services in connection with the transaction. None of those warrants were exercised at December 31, 2005. At March 1, 2006, 100,000 of these warrants had been exercised for $363,000.

If in any period of 20 consecutive trading days, USE’s stock price exceeds 200% of the warrants’ exercise price, on each of the trading days, the warrants will expire on the 30th day after USE sends a call notice to the warrant holders.

USE has filed with the Securities and Exchange Commission a registration statement to cover the future public sale of shares issuable in payment and/or conversion of the debentures, and the shares issuable upon exercise of the warrants. The registration statement also covers the future sale by HPC Capital Management of the shares issuable upon exercise of the warrants issued to HPC.

Prior to the first scheduled debt payment, the investors exercised their option to convert the entire debentures to 1,942,387 shares of USE restricted common stock. The first conversion was made on June 14, 2005 and the last conversion was made on July 15, 2005. Therefore the entire $4,720,000 debt has been retired.

Sale of Rocky Mountain Gas, Inc. (“RMG”) - On June 1, 2005, Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra for purposes of the RMG acquisition, hereafter "Acquisitions") acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and issued Class D shares of Acquisitions (valued at $14,000,000), in the amounts of 436,586 shares to USE and 245,759 shares to Crested. The Enterra Initial Units and the Class D shares were issued pro rata to the RMG shareholders. USE’s and Crested's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700. For information on the participation of USE employees, see Part III of this Annual Report.

RMG was acquired by Enterra with approximately $3,500,000 of debt (at May 31, 2005) owed by its subsidiary (RMG I, LLC) to its mezzanine lenders; this debt has been eliminated from USE’s consolidated balance sheet. As a result of the RMG disposition, USE and Crested no longer directly hold coalbed methane properties, although with their holdings in securities of Enterra (and Acquisitions), and Pinnacle (a private coalbed methane company in which USE and Crested hold a minority equity interest), both companies will continue with investments in the oil and gas sector.

During the three months ended September 30, 2005, USE and Crested sold all of the Enterra Initial Units they received as a result of the sale of RMG. As a result of the sale of these Enterra Initial Units, USE recorded an increase of $5,916,600 in cash from investing activities and a gain of $1,038,500 from the sale of marketable securities. The Enterra Initial Units received by YSFI are reflected on USE’s consolidated balance sheet as $77,100 as current assets - marketable securities. The Class D shares of Acquisitions are carried as $13,803,200 as investments in non-affiliates.

On June 1, 2006, the 436,586 Class D shares of Acquisitions (not traded on any exchange) owned by USE, and the 245,759 shares owned by Crested, will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the Toronto Stock Exchange (the “TSX”) at that time (and on the NYSE on June 1, 2007). A substantial portion of any cash received by Crested from the sale of its Enterra Additional Units will be applied to its debt to USE. Although the ultimate value of the Class D shares of Acquisitions will not be determinable until converted to Enterra Additional Units and sold, the market value of the shares held by USE and Crested at March 27, 2006 was filed was a total of approximately $11.2 million, if the shares had been converted to Enterra Additional Units on that date.

Proceeds from liquidation over time of the Enterra Initial Units and the to-be-received Enterra Additional Units will fund exploration and development work on other mineral properties held by USE and Crested and will also be used for corporate overhead.

RMG’s minority equity ownership of Pinnacle was not included in the disposition of RMG, but was assigned to USE and Crested in proportion to their ownership of RMG. Enterra is entitled to be paid by USE an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by USE and Crested to a third party of the minority equity interest in Pinnacle exceeds $10,000,000. Currently, we have no information about whether or when Pinnacle might become a public company or might be purchased by third parties. The value of the minority equity position upon a future disposition could be more or less than $10,000,000. The boards of directors of USE and Crested determined that the value of RMG’s minority equity interest in Pinnacle is approximately $6,250,000 based upon Pinnacle’s recent sales of equity to its shareholders (RMG did not participate in those sales). To compensate the minority shareholders of RMG (including officers, directors and employees of USE and Crested, Mark J. Larsen (former president and a former director of RMG), YSFI and Tom Swank (a former director of RMG) for their pro rata beneficially-owned 5.9% ($370,916) of the $6,250,000 value of the minority Pinnacle interest transferred to USE and Crested, restricted shares of common stock of USE were issued to the former minority shareholders of RMG, pro rata for their May 31, 2005 percentage beneficial ownership in Pinnacle (through their former ownership in RMG). These USE shares were valued at $4.23 per share (the Nasdaq Official Close Price on September 27, 2005).

For information on the participation in the Enterra agreement consideration of USE and Crested, certain of the officers and directors of USE and Crested, and two of the (former) officers and directors of RMG, please see the “Certain Relationships and Related Transactions" disclosures in Part III of this Annual Report.

Conversion of RMG Preferred Stock. In the first quarter 2004, RMG raised $1,800,000 of equity financing from the sale of shares of Series A Preferred Stock in RMG, and warrants to purchase shares of common stock of USE, to institutional investors.

As of March 1, 2005, all Series A Preferred Stock including dividends had been converted to and paid with USE common stock (894,299 shares), and all warrants had been exercised (150,000 shares of USE common stock).

Exercise of Warrants and Options.

In 2005, USE issued a total of 3,593,897 shares of its common stock pursuant to the exercise of warrants (910,362) and options (281,641); the 2001 stock compensation plan, as compensation (60,000); to outside directors (11,475); funding of USE’s Employee Stock Ownership Plan (56,494); conversion of subsidiary RMG common stock (54,720); conversion of RMG Series A Preferred shares (91,743); the payment of dividends on those RMG preferred shares (44,195); the conversion of debentures entered into by USE during the first quarter of 2005 (1,942,387); and the buyout of RMG’s minority shareholder interest in Pinnacle (140,880).

Sutter Gold Mining Inc.

In 2004, Sutter Gold Mining Company, a majority-owned subsidiary with gold properties in California, was acquired by Globemin Resources Inc., a British Columbia corporation which is traded on the TSX Venture Exchange (“TSX-V) under its new name, Sutter Gold Mining Inc. (“SGMI”).

Molybdenum

On February 28, 2006, Phelps Dodge Corporation (“PD”) conveyed back to USE and Crested the mining claims at the Lucky Jack Project located near Crested Butte, Colorado. The properties included the transfer of ownership and operational responsibility for a water treatment plant located on the properties. In 2006, we are considering transferring the properties to a new subsidiary, U.S. Moly Corp.

Uranium

On December 8, 2004, USE and Crested entered into a Purchase and Sales Agreement to sell a 50% interest in the Sheep Mountain (Wyoming) uranium properties to Bell Coast Capital Corp., now named Uranium Power Corp. (“UPC”), a British Columbia company trading on the TSX Venture Exchange. This agreement was amended in January 2005, for a total purchase price of $7,050,000 and 2.5 million shares of UPC stock, payable by installments through December 2007. UPC has also agreed to fund up to $10 million in exploration projects by funding the first $500,000 of each of 20 projects.

The parties signed a Mining Venture Agreement with UPC as of April 11, 2005 to develop and mine the Sheep Mountain and other properties to be acquired.

Plateau Resources Limited Uranium Properties

Plateau Resources Limited (“Plateau”), a wholly-owned subsidiary of USE, agreed in December 2004 to lease uranium properties now controlled or owned (and to be acquired) by a third party in reasonable proximity to Plateau’s Shootaring Canyon Mill ("Shootaring Mill") in southeastern Utah. The purpose of this agreement is to obtain uranium properties for future mining to supply the Shootaring Mill, which we plan to put into production.

Plateau owns and maintains the Shootaring Mill.

USE and Crested are considering placing their ownership and cash flow rights in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”).

Summary Information about the Subsidiaries. Most operations are conducted through subsidiaries, the USECC Joint Venture with Crested, and jointly-owned subsidiaries of USE and Crested.

	Percent	Primary
Subsidiary	Owned by USE(1)	Business Conducted
Plateau Resources Limited	100%	Uranium (Utah) - inactive mill - shut down, application filed to reopen and operate
Crested Corp.	71.0%	Uranium and molybdenum (inactive and shut down, with limited reactivation in uranium planned for 2006), and gold (being reactivated on a limited basis).
Sutter Gold Mining Inc.	65.4%	Gold (California) - inactive - being reactivated
Four Nines Gold, Inc.	50.9%	Contract Drilling/Construction - inactive
USECC Joint Venture	50.0%	Uranium and molybdenum (inactive and shut down, with limited reactivation in uranium planned for 2006), and gold (being reactivated). Limited real estate and airport operations.
Yellowstone Fuels Inc.	35.9%	Uranium (Wyoming) - inactive - shut down
Pinnacle Gas Resources, Inc.(2)	32.3%	CBM exploration and production - active

(1)	As of December 31, 2005

(2) USE owns 21% and Crested owns 11.3% for a consolidated ownership of 32.3% of the common stock of Pinnacle which does not reflect dilution which will occur after redeemable preferred shares held by third parties is converted to shares of common stock and outstanding options and warrants are exercised.

The foregoing does not include information on ownership of subsidiaries which have been formed but not yet active (U.S. Uranium Ltd. and U.S. Moly Corp.). See Part III of this Report.

Financial information about industry segments.

Prior to the sale of RMG on June 1, 2005, USE derived revenues from two segments, 1) coalbed methane (and holding costs for inactive mining properties) and 2) commercial real estate. USE’s active coalbed methane operations were all sold as of June 1, 2005 with the exception of the minority passive equity interests that USE holds in Pinnacle and Enterra.

In 2004, 2005 and continuing in 2006, activities in gold and uranium were initiated, and activities are expected to start up in molybdenum in 2006. In 2006 and beyond, we expect to continue to have one active industry segment - exploration and development of mineral properties in gold, molybdenum and uranium.

The principal products of operating units within each of the reportable industry segments for the full years 2005, 2004 and 2003 are shown below.

Industry Segments / Principal Products

Minerals: Acquisition and exploration of CBM properties. This activity was material and recurring, and was our principal business focus in these periods until the sale of RMG to Enterra on June 1, 2005. Sales and leases of other mineral-bearing properties and, from time to time, the production and/or marketing of minerals also occurred. Activities in uranium and gold were largely shut down as recurring activities in the periods, but uranium and gold are being reactivated at the date of this Report, and activities in molybdenum are anticipated to begin in 2006.

Commercial: The motel in Utah was sold in 2003, but reacquired from the buyer through foreclosure in 2006. Real estate rental and various contract services continue, including management services for subsidiary companies.

Business and Properties

Coalbed Methane

Rocky Mountain Gas, Inc.

On June 1, 2005, RMG was sold to Enterra (see “Sale of Rocky Mountain Gas, Inc. (“RMG”)” above).

Transaction with Pinnacle Gas Resources, Inc.

On June 23, 2003, RMG, CCBM and its parent company Carrizo Oil & Gas, Inc., and seven affiliates of Credit Suisse First Boston Private Equity (the "CSFB Parties") signed and closed agreements for a transaction with Pinnacle. The transaction included: (1) the contribution to Pinnacle by RMG and CCBM of all of their ownership of a portion of the CBM properties then owned by RMG and CCBM, in exchange for common stock and options to buy common stock in Pinnacle; and (2) $17,640,000 cash to Pinnacle by the CSFB Parties for common stock and series A preferred stock of Pinnacle, and warrants to purchase series A preferred stock of Pinnacle. The CSFB Parties have contributed significant additional capital to Pinnacle since June 2003.

Pinnacle is a private corporation. Thus, only that information about Pinnacle which its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements among Pinnacle, USE and Crested, and the other Pinnacle shareholders.

At December 31, 2005, USE and Crested’s consolidated ownership in Pinnacle's common stock was 32.3% (USE owned 21.0% and Crested owned 11.3%). These ownership percentages will be diluted when the CSFB owned redeemable preferred shares are redeemed for common stock and if and when outstanding warrants and options for common stock are exercised.

Pinnacle is authorized to issue common and preferred stock. Pinnacle has issued series A preferred stock, all held by the CSFB Parties: Liquidation preference of $100.00 per share; 10.5% compounded cumulative annual dividend (12.5% after July 1, 2010); redeemable at Pinnacle's option after July 1, 2004 at a premium declining to par after July 1, 2009 (mandatory redemption if there is a change in control of USE and Crested or CCBM); and with voting rights (a) pari passu with the common stock on regular matters, and (b) as a separate class, to authorize changes in the series A preferred stock, to authorize issuance of stock senior to or in parity with the series A preferred stock, to approve a reorganization or merger of Pinnacle, to approve Pinnacle's sale of substantially all its assets, and similar matters.

Pinnacle's board of directors has eight directors (two each from USE, and CCBM, and four from the CSFB Parties).

In 2003, RMG recorded its equity investment in Pinnacle at the carrying value of its contributed CBM properties (approximately $957,700).

Inactive Mining Properties - Uranium

General.

USE and Crested currently hold over 33,000 acres of mineral claims and leases and own historical libraries/data covering several mines and exploration areas in Utah, Colorado, Arizona and Wyoming. These properties range from exploration to pre-production status. The property locations include the historic producing areas of Lisbon Valley in San Juan County, Utah, properties in Colorado, and properties in the Arizona Strip area of Mohave County, Arizona, where higher grade “Breccia Pipe” uranium mines operated in the early 1980s. Extensive and highly prospective land holdings have also been acquired in the Henry Mountains area, within 20 - 40 miles of the Shootaring Mill.

All of these properties are actively being evaluated. Future drilling is planned for all of these properties, to follow the Sheep Mountain and Breccia Pipe drilling programs in an orderly manner. The overall objective of these programs in Colorado and Arizona is to provide an assured source of mill feed for the Shootaring Mill in Garfield County, Utah. In March 2005, Plateau filed an application with the State of Utah for a permit and licenses to put the Shootaring Mill in full operating status. As a result, USE expended limited amounts of capital in the reclamation of the Shootaring Mill during calendar 2005.

At some future date, we could develop and operate these properties (directly or through a subsidiary company or a joint venture) to produce uranium concentrates ("U3O8") for sale to public utilities with nuclear powered electricity generating plants. Uranium concentrate spot prices have increased substantially to $40 per pound in March 2006, compared to $10 per pound in December 2002. However, sustained higher prices may be needed to warrant putting the properties into production. All of the uranium mining properties at Sheep Mountain are currently shut down, but permitting work is done as needed (monitoring and reporting) to keep existing permits in effect.

Over a period of at least 24 months, substantial work would be required to put the Sheep Mountain uranium mines into production, including permitting, cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending shafts and tunnels, and further drill sampling to ascertain whether a commercially viable ore body exists on any of the properties.

A decision to put the uranium properties into production will depend upon uranium prices, mining and milling costs and the ability to raise the necessary funds to bring the mine into production.

At December 31, 2005, $739,400 is carried on the balance sheets for uranium properties. We believe our mill and the uranium properties have significant value because uranium prices have recently stabilized at higher prices. Our decision to proceed will be based on our efforts to raise capital through joint ventures or otherwise, to explore the properties further, and put mines into production and refurbish the Shootaring Mill in Utah. To that end, we have signed an agreement to sell a 50% interest in the Sheep Mountain properties in Wyoming to, and entered into a joint venture agreement for those properties (and others to be acquired) with, Uranium Power Corp. ("UPC") and a separate agreement to lease and acquire more uranium properties in Utah.

Feasibility studies have not been obtained on any of the companies’ uranium/vanadium properties. These studies could establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to refurbish and operate the Shootaring Mill (for the Utah and Arizona properties), the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and may have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study may be necessary in order to raise the substantial capital needed to put a property into production. We have not established any reserves (economic deposits of mineralized materials) on any of our uranium/vanadium properties, and future studies may indicate that some or all of the properties may or may not be economic to put into production. Pre-feasibility studies, and resource studies, are typically the initial steps which must be taken before a full feasibility study can be prepared.

USE and Crested are currently considering placing their ownership and cash flow rights respectively, from Plateau and other uranium assets into a newly formed entity, such as U.S. Uranium Ltd. (“USUL”).

UPC Purchase and Sale Agreement

On December 8, 2004, USE and Crested entered into a Purchase and Sale Agreement (the “agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties. The agreement was amended on January 13, 2006. A summary of certain provisions in the agreement, as amended, follows:

UPC has paid USECC $850,000, and issued 500,000 UPC shares each to USE and Crested in 2004 and 2005. By the amendment, UPC has paid an additional $1.6 million and issued 1.5 million more shares for a total of 2.5 million shares, against the purchase price. An additional $4.6 million and 1.5 million shares are required to pay the full purchase price: $1.5 million on April 29, 2007 and $1.5 million on October 29, 2007 (provided UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made); and two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) on June 29, 2007 and December 29, 2007.

If the installments are not timely paid, UPC will forfeit all of the 50% interest it is to earn in the properties and the joint venture to be formed.

The amendment required UPC to pay USECC the $152,000 outstanding balance for the 2005 uranium property drilling program and an additional $400,000 of $775,400 budgeted for the first half of the 2006 drilling program. UPC has paid this $552,000, which does not apply to the purchase price.

USECC and UPC, will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

Closing of the agreement is required on or before December 29, 2007, with UPC’s last payment of the purchase price. At the closing, UPC will contribute its 50% interest in the properties, and USE and Crested will contribute their aggregate 50% interest in the properties, to the joint venture (see below), wherein UPC and USECC will each hold a 50% interest.

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). USECC and UPC, each will be responsible for 50% of costs on each project in excess of $500,000.

In 2005, USECC and UPC, added the Burro Canyon project (in Colorado) and the Breccia Pipes project (in Arizona) to their joint venture under the Mining Venture Agreement. Payments by UPC related to the Breccia Pipes project (see “Arizona” below) are separate from the payments required for UPC to acquire its 50% interest in the Sheep Mountain properties. UPC’s ownership of the 50% interest in the Burrow Canyon project, like UPC’s 50% participation in the other uranium properties, is subject to UPC’s timely completion of all its payment obligations under the Purchase and Sale Agreement.

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date; (ii) lose all of its interest in the properties to be contributed by USE/Crested under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

Mining Venture Agreement

As of April 11, 2005, USE and Crested (as the USECC Joint Venture) signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. The joint venture generally covers uranium properties in Wyoming and other properties identified in the USECC Joint Venture uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill.

The initial participating interests in the joint venture (profits, losses and capital calls) are 50% for the USECC Joint Venture and 50% for UPC, based on their contributions of the Sheep Mountain properties. Operations will be funded by cash capital contributions of the parties; failure by a party to fund a capital call may result in a reduction or the elimination of its participating interest. $775,400 has been approved for the first six months of 2006 relating to maintenance and reclamation work at the Sheep Mountain properties (about $200,000 per year), exploration drilling, geological and engineering work, and other costs. A substantial portion of this work will be performed by (and be paid to) USECC Joint Venture as manager.

The manager of the joint venture is USECC. The manager will implement the decisions of the management committee and operate the business of the joint venture. UPC and the USECC each have two representatives on the four person management committee, subject to change if the participating interests of the parties are adjusted. The manager is entitled to a management fee from the joint venture equal to a minimum of 10% of the manager’s costs to provide services and materials to the joint venture (excluding capital costs) for field work and personnel, office overhead and general and administrative expenses, and 2% of capital costs. The manager may be replaced if its participating interest becomes less than 50%.

The preceding is a summary of certain provisions of the Mining Venture Agreement and the Purchase and Sale Agreement, and is qualified by reference to those agreements which are filed as exhibits to the 2004 Annual Report. The amendment to the agreement is filed as an exhibit to this Annual Report.

The approved budget for the seven months ended December 31, 2005 was $567,800, relating to work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. As of December 31, 2005, UPC has paid USECC $504,000.

Wyoming - Sheep Mountain Properties

In February 1988, USE and Crested acquired from Western Nuclear, Inc. unpatented lode uranium mines, mining equipment and mineralized properties (including underground and open pit mines) at Crooks Gap in south-central Fremont County, Wyoming. The mines were operated by Western Nuclear in the 1970s. USECC mined and milled uranium ore from one of the underground Sheep Mines in 1988 and 1989.

We have recorded reclamation liabilities for the Sheep Mountain properties (see note K to the consolidated financial statements). No historical costs from the Sheep Mountain properties are on the balance sheet of USE at December 31, 2005. Permits are in place only for standby maintenance of the mines.

At the filing date of this Annual Report, we own 286 unpatented lode mining claims (approximately 5,909 acres) and a 644 acre Wyoming State Mineral Lease on Sheep Mountain in the Crooks Gap, Wyoming and adjacent areas. Production from 57 of these claims and the leases which together comprise the core Sheep Mountain properties is subject to royalty interests held by third parties ranging from 1% to 4% of the NUEXCO monthly exchange value per pound of uranium oxide (a sliding rate of 1% per pound if the price is $27.99 or less, up to 4% if the price is at or above $44.00). Additional royalties of from $0.50 per pound, to 5% of gross sales price (less haulage and development allowances) of uranium oxide, burden some of these same properties.

The Sheep Mountain property produced over 17 million pounds of uranium concentrates prior to being idled by depressed market conditions in the 1980s. USECC is utilizing its extensive uranium data library of drill, mine, and property information to identify exploration targets on this project. The deeper zones have not been systematically tested nor have they been included in any historical resource estimation. Current interpretations of the historical data indicate the potential to expand mineralized areas believed to exist on the Sheep Mountain property.

At Sheep Mountain, an eighteen hole rotary drill program was completed during 2005. The program accomplished three things. First, the 58 Sand roll front system in Section 16 was identified and extended to over a mile in length. Secondly, drilling in the Congo Pit area confirmed, and potentially upgraded, previously identified mineralized zones. Thirdly, the historic drill data from Section 28 near the Sheep mines was validated in preparation for an updated resource study. The objective for UPC is to assemble additional information for publication to the standards set out in Canadian National Instrument 43-101. USE and Crested are not allowed under SEC rules to make public all of the categories of information which are permitted for Canadian listed companies (like UPC) under NI 43-101.

The joint venture is currently preparing a full resource study for the Sheep Mountain project by independent consultants. This will involve the digitization of 1,250 drill holes for the project and the hiring of an engineering firm to complete the study.

There is no operating uranium mill near Sheep Mountain, but Kennecott owns the Sweetwater Mill (which is on standby) some 30 miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties through underground mining will depend on access to a mill or sufficiently high uranium oxide prices to warrant shipments to faraway mills.

Arizona

On August 22, 2005, USECC and UPC signed an agreement to add two more uranium projects to their joint venture (Burro Canyon in Colorado and Breccia Pipes located in Arizona). The latter project involves properties in the Arizona Strip, in northern Arizona. This property consists of 54 lode mining claims (Star and Java claims) on BLM land in Mohave and Coconino counties, Arizona. The exploration target on these properties is Breccia Pipes uranium deposits.

These properties were acquired by USECC pursuant to an agreement with Nu Star Exploration, LLC. Under the terms of the agreement between USECC and UPC, UPC will earn a 50% interest in the project by contributing the first $500,000 in acquisition and exploration expenses for the project (but still, UPC will have to complete its payments under the Purchase and Sale Agreement generally, to hold the 50% interest in the project). Additionally, UPC will issue up to 500,000 common shares of UPC stock to USECC, subject to regulations of the TSX Venture Exchange, within six months of the date drilling results outline an Inferred Mineral Resource on the Breccia Pipes Project as follows: 1) 250,000 common shares for the first 500,000 lbs. of contained U3O8 identified and 2) an additional 250,000 common shares for the second 500,000 lbs. of contained U3O8 identified.

The Arizona Strip was the site of a major uranium staking rush in the early 1980s. Uranium-bearing Breccia Pipes were first located in the Hack Canyon area of Mohave County and the mineralized material was typically of a higher grade than other uranium deposits located in surrounding areas of the Colorado Plateau. Historic mining in the Arizona Strip had produced average uranium grade of up to 0.80% U3O8. Production from individual mines in this district has ranged from about 1,000,000 lbs to 7,000,000 lbs U3O8.

The Star claims are contiguous with the partially mined Arizona I mine. The area is located within a short distance to the south of the Hack Canyon mining area. Mapping on the Star claims indicates the presence of 23 potential pipes, with the potential for 4 additional targets on the Java claims.

A 38 drill hole stratigraphic test program was completed in February 2006. The program tested seven potential Breccia Pipe sites. At two sites, the drilling confirmed collapse features consistent with the presence of pipes. A third site is considered to be a potential collapse feature. A Phase Two follow-up drilling program is planned on the two confirmed collapse features (targets) to provide a deep test (maximum 2,000 feet) at these locations.

If any of the targets are developed to a mining stage, then USE’s Shootaring Mill would be the likely location for ore processing.

Colorado

191 unpatented mining claims consisting of approximately 3,853 acres were acquired in Colorado in the Sage Plains and Burro Canyon area. At the Burro Canyon area, 78 claims were acquired from a third party with a production royalty of 2.56%.

At Burro Canyon a Phase One drilling program was completed in March 2006. At total of 17 holes were drilled for a total of 20,303 feet. Of the 16 which reached the target Salt Wash formation, nine encountered significant mineralization, and two can be considered to be well mineralized.

Utah

In August 1993, USE purchased from Consumers Power Company ("CPC") all of the outstanding stock of Plateau, which owns the Shootaring Mill, a uranium processing mill in southeastern Utah for nominal cash consideration and the assumption of various reclamation obligations. The Shootaring Mill is owned by Plateau, a wholly owned subsidiary of USE. Crested has a 50% interest in Plateau’s cash flows. The Shootaring Mill is one of only four remaining licensed uranium mills in the United States. The Shootaring Mill holds a source materials license from the State of Utah, Division of Radiation Control.

The Shootaring Mill, occupies 19 acres of a 265 fee acre plant site. The Shootaring Mill was the last uranium mill built (in the early 1980s) in the United States. The Shootaring Mill was designed to process 750 tons of material per day (“tpd”), but only operated on a trial basis for four months in mid-summer of 1982. In 1984, Plateau (now a wholly-owned subsidiary of USE) placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant. Plateau also owns approximately 121,000 tons of uranium mineralized material stockpiled at the mill site.

In 2003 and 2004, reclamation work on uranium properties (the Tony M, Velvet, and Woods Complex, then held by Plateau in San Juan County, Utah) was completed. Plateau had relinquished these properties in 2003 and 2004, but has subsequently acquired the Velvet from a third party who staked unpatented mining claims on the property (see below). With recent improvements in uranium concentrate prices, in March 2005, Plateau filed an application with the State of Utah for a permit and licenses to put the Shootaring Mill in full operating status. As a result, USE expended limited amounts of capital in the reclamation of the Shootaring Mill during calendar 2005.

The Shootaring Mill was designed to process 750 tons per day (“tpd”) and should be capable of operating at 1,000 tpd, once the operation license is issued and refurbishing is completed. Depending on the grade of material fed to the Shootaring Mill, it will have the capacity to produce 1.5 million pounds of uranium concentrates annually.

An independent Technical Review and Valuation of its Shootaring Mill was completed in July 2005 by Behre Dolbear & Company (USA), Inc. of Denver, Colorado (“BDC”), which concluded that the current replacement cost value is $80.5 million. Further, BDC estimated capital expenditures to upgrade the Shootaring Mill and tailings facility for uranium processing to be $31.2 million before production can begin. BDC also estimated that the costs to add a vanadium circuit that could produce an estimated 3.9 million pounds of vanadium (V2O6) annually to be $18.8 million. In order to fund the refurbishment of the Shootaring Mill and acquire additional uranium properties from which to produce uranium bearing ores, we are seeking joint venture partners or equity participants.

Except for the lower grade mineralized material which has been stockpiled at the Shootaring Mill the grades of materials controlled at other properties in the vicinity have not been determined by drilling and testing. A feasibility study may be completed on the properties to determine the economics of running the Shootaring Mill to process these materials. In any event, the feasibility of the mines, and therefore of operating the Shootaring Mill, will be dependent on sustained high prices for uranium concentrates, and overall, the grades and volumes of material available for processing.

Once required financing is in place, the work is planned to be completed in approximately 18-24 months after the operating license is granted by the State of Utah, but unforeseen causes may delay the project. Efforts are underway while going through the State of Utah permitting process to secure the necessary financing for the project. However, financing terms have not been finalized, and we cannot predict if and when any financing will be completed.

Plateau controls a number of nearby uranium properties. Approximately 965 unpatented lode mining claims (approximately 19,937 acres) have been acquired through December 2005.

About 200 of these claims were acquired as a result of an agreement with a third party. Under this agreement, all of the uranium properties currently controlled or owned by the third party have been acquired by Plateau (including the Velvet mine, currently shut down), and the third party will assist Plateau in locating additional uranium mineral properties for lease or purchase by Plateau. In return, the third party and Plateau will negotiate a contract mining agreement for the third party to mine and deliver uranium material from those properties to the Shootaring Mill for processing, and pay the third party for that material. In addition to purchasing the material, Plateau will pay the third party a 2.5% gross royalty of the value received by Plateau for uranium concentrates and vanadium recovered at the mill from such material. Plateau has agreed to fund the development of the uranium properties on a project-by-project basis, on terms and in amounts to be agreed upon with the third party. Included in the properties acquired under the third party agreement is the Velvet Mine, located approximately 178 miles from the Shootaring Mill, which was developed in the 1970s. The prior owner drove several miles of access tunnels (adits) and drifts (access tunnels) and mined material from the workings.

To provide immediate feed for the start-up of the Shootaring Mill, USE and Crested own a stockpile of approximately 121,000 tons of mineralized material at the Shootaring Mill site with an average grade of about 0.12% U3O8. We also expect that more other nearby mines will come into production to furnish additional material for the Shootaring Mill.

Uranium Markets

The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. In recent years, nuclear plants generated approximately 16% of the world’s electricity. The major stages in the production of nuclear fuel are uranium exploration, mining and milling, refining and conversion, enrichment and fuel fabrication. Once a commercial uranium deposit is discovered and reserves delineated, regulatory approval to mine is sought. Following regulatory approval, the mine is developed, and ore is extracted and upgraded at a mill to produce uranium concentrates. Uranium concentrates are sold to nuclear electricity generating companies around the world on the basis of the U3O8 contained in the concentrates. These utilities then contract with converters, enrichers and fuel fabricators to produce the required reactor fuel.

The nuclear industry is experiencing stable growth in the form of capacity factor improvements, refurbishments, life extensions and in Asia, aggressive new-build programs. It is difficult to determine which factors will dominate the outlook for nuclear in the long term. However, the demand for nuclear power is expected to grow even more significantly as increasing electricity demand, the need for non-emitting baseload energy and security of supply begin to take hold globally. Overall, these indicators are expected to support a stable demand trend for uranium and conversion services in the next 10 years with the potential for accelerated growth if nuclear energy continues to gain broader acceptance in the world.

The uranium market supply and demand fundamentals continued to strengthen in 2005, indicating a need for more primary mine production over the coming decade. During the past 20 years, uranium consumption has exceeded mine production by a wide margin, with the difference being made up by secondary supply sources such as various types of inventory and recycled products. While there are still inventories, they are considerably reduced and more may be classified as strategic rather than excess.

Utilities secure the majority of their uranium requirements by entering into medium-term (three - five years) and long-term (more than five years) contracts with uranium suppliers. These contracts usually provide for deliveries to begin two to three years after contracts are finalized. In awarding contracts, utilities consider the commercial terms offered, including price, and the producer’s record of performance and uranium reserves. Utilities acquire the remainder of their uranium requirements through spot producers and traders. Spot market purchases are those that call for delivery within one year.

Uranium oxide prices were $36.25 per pound in December 2005, compared with $20.75 per pound in December 2004, $14.50 per pound in December 2003 and $10.20 per pound in December 2002. The continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

Inactive Mining Properties - Gold

Sutter Gold Mining Inc. In fiscal 1991, USE acquired an interest in gold properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) was owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). SGMC was acquired by Globemin Resources Inc., a TSX-V listed company, in a reverse takeover stock exchange transaction in 2004. Globemin changed its name to Sutter Gold Mining Inc. ("SGMI"). For information on ownership in SGMI by employees and directors of USE, see Part III of this Annual Report.

This property has never been in production. We do not have a current feasibility study to support a determination that the Lincoln Project contains gold reserves.

Due to the depressed gold prices in the past, litigation (since resolved) and lack of funding, SGMI has deferred the start of construction of a gold mill complex and extension of existing underground workings. A tourist visitor's center and gift shop has been set up (see below) and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. A Conditional Use Permit is being kept current as necessary to allow for planned mining activities on the properties in the future.

Properties. SGMI holds approximately 535 acres of surface and mineral rights near Sutter Creek, Amador County, California, approximately 45 miles east-southeast of Sacramento, Calif., in the central part of the 121-mile-long Mother Lode gold belt. The Sutter Gold Project is located in the western Sierra Nevada Mountains at from 1,000 to 1,500 feet in elevation; year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 mile outside of Sutter Creek.

Surface and mineral rights holding costs, and property taxes, will be in the range of $55,000 to $65,000, for 2006.

The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance.

The Lincoln Project has been the subject of considerable modern exploration activity, most of it centering on the Lincoln and Comet zones, which are adjacent to each other. A total of 85,085 feet of drilling has been accomplished in prior years, with 190 diamond drill holes, and modern underground development consists of a 2,850-foot declined ramp with 2,400 feet of crosscuts plus five raises.

SGMI plans to begin further exploration work and the construction of a new raise to comply with U.S. Mine Safety Health Administration regulations and improve ventilation.

A detailed report was completed by Mark Payne, the consulting geologist to SGMI and a Qualified Person as defined by Canadian NI 43-101. The report indicates that a review of documentation of historic gold production from properties to the north and south of the Sutter Gold Project shows that between 1857 and 1951, a total of 2,350,096 ounces of gold were produced from ten historic mines to the north and south of the Project. Mr. Payne is a registered Geologist in California (#7067), and a Qualified Person as defined in Canada’s National Instrument 43-101, “Standards of Disclosure for Mineral Projects.”

The report indicates the potential of SGMI’s project. The 2.3 million ounces of gold production came from zones ranging from the surface to 4,500 feet vertical depth. Production was halted in most of the ten mines because of the Second World War and not because they ran out of ore. The report indicates that these very productive mines chased veins to seven times the depth of SGMI’s present workings.

The areas of large historic gold production are found at the north and south ends of the Sutter Gold Project area, bracketing a one-mile long portion of the Mother Lode Belt with no historic gold production, and which hosts Sutter Gold’s Lincoln and Comet Zones. The Lincoln and Comet Zones were blind discoveries that did not outcrop at surface and which represent the first significant new gold discoveries made along the Mother Lode Belt in the last 50 years, that are unrelated to past-producing mines. We believe there is excellent potential for continued new discoveries within the area of the Lincoln and Comet Zones, both near the surface and at depth.

Permits. The Amador County Board of Supervisors has issued a Conditional Use Permit ("CUP") in October 1998 allowing mining and milling of up to 1,000 tons per day, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation. In 2005, SGMI received approval of their Waste Discharge Permit application from the California Central Valley Regional Water Quality Control Board. Approval of the Waste Discharge Permit will allow Sutter Gold to construct waste piles, use mill tailings for mine back fill and expand its mining operations. The Waste Discharge Permit is the final major permit other than permits to construct the mill and related infrastructure that may be required by Amador County for the project.

Visitor's Center. The visitor's center, operated by a third party, is an exhibit of the pictures and memorabilia from mining operations on other properties in the Sutter district in the nineteenth century, and a guided tour of the underground workings at the Lincoln Project. Revenues from this tourist operation were $67,100 for 2005, $39,700 for 2004, and $40,300 in 2003, and are included in "real estate" in the consolidated statements of operations included in this report. These revenues offset a portion of costs for holding the SGMI properties.

Profitability. The profitable mining and processing of gold will depend on many factors, including receipt of permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill. A feasibility study likely will be required to obtain the capital necessary to put the mine into production and build a gold processing mill.

Gold Market.

Gold has two main categories of use; product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewelry.

The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 70% of the total annual supply of gold.

Changes in the market price of gold will significantly affect SGMI’s potential profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar and global mine production levels.

The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in U.S. dollars per ounce on the London Bullion Market.

Year	High	Low	Average

2001	$293	$256	$271
2002	$349	$278	$310
2003	$416	$320	$363
2004	$454	$375	$410
2005	$537	$411	$445

Source of Data: Kitco and Reuters

Molybdenum

USE and Crested re-acquired the Lucky Jack Project (formerly the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006. The property was returned to USECC by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between USECC and Amax Inc. (“Amax”). USECC is a joint venture between USE and Crested. The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

In a letter dated April 2, 2004, the Bureau of Land Management (the “BLM”) of the United States Department of the Interior estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable. This report covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date. The BLM relied on a mineral report prepared by Western Mine Engineering (WME) for the U.S. Forest Service, which directed and administered the WME contract. WME’s analysis was based upon a price of $4.61 per pound of molybdic oxide and was used by BLM in determining that the nine claims satisfied the patenting requirements that the mining claims contain a valuable mineral that could be mined profitably. WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report prepared by Behre Dolbear & Company, Inc. of Denver, CO in 1998. In its 1992 patent application to the BLM, Amax stated that the size and grade of the (Lucky Jack Project) deposit was determined to approximate 220 million tons grading 0.366% molybdenite.

USECC has decided to pursue permitting and development of the property and is now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. USE and Crested are considering the commissioning of a full mining feasibility study of the property in light of the fact that the price of molybdic oxide was at $24.00 per pound according to Metal Prices.com on February 24, 2006.

USE and Crested leased various patented and unpatented mining claims on the (Lucky Jack Project) property to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Lucky Jack Project to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Lucky Jack Project in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights to mine and mill the deposit.

Conveyance of the property to USE and Crested also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to USE and Crested by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, USE and Crested have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant. USE and Crested will also evaluate the potential use of the water treatment plant in milling operations.

In the April 2, 2004 decision letter, the BLM issued patents on the nine additional mining claims, for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists in U.S. District Court of Colorado challenging BLM’s issuance of the patents alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons Mining Company’s mineral patent application, awarding the patents, and by conveying the land to Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company. USE and Crested are currently not parties to this litigation.

On January 12, 2005, U.S. District Court Judge Krieger dismissed the plaintiffs appeal holding 1) that the plaintiffs had no right of appeal from a decision to issue a mineral patent because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent and 2) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of this action. Plaintiffs have filed an appeal of the U.S. District Court’s decision to the 10th Circuit Court of Appeals in Case No: 05-1085. Briefs have been filed by the parties and oral arguments were heard on January 9, 2006. The case is currently pending.

USE and Crested are considering transferring the Lucky Jack Project to a new subsidiary, U.S. Moly Corp. in the near future.

PD’s conveyance of the Lucky Jack Project and the water treatment plant were the subject of litigation from 2002. Notwithstanding the conveyance of the properties, some issues remained unresolved. See Item 3, “Legal Proceedings.”

Molybdenum Markets.

Molybdic oxide is an alloy used primarily in steel products for corrosion resistance, metal strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys.

The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. In the market, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. Dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. Today, by-product production is estimated to account for approximately 60% of global molybdenum production.

Molybdenum continued to experience price improvement during 2005 for the fourth straight year, with molybdenum prices in 2005 reaching near historical highs. Production increases were primarily experienced in by-product copper production, although primary production also experienced an increase production as metal prices improved throughout the year. Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to safety concerns and operational issues. Tight supply of western, high-quality materials continued through the year. The overall market remained in slight deficit during 2005 due to demand outpacing supply.

Annual Metal Week Dealer Oxide mean prices averaged $32.94 per pound in 2005, compared with $16.41 per pound in 2004, $5.32 in 2003 and $3.77 in 2002. Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry. See Platts Metals Week, Ryan’s Notes or Metal Bulletin for more information on molybdenum prices.

We are actively seeking joint venture partners to work on a new mine plan and obtain the permits required to put the property into production. The properties may be transferred to a new subsidiary of USE and Crested, U.S. Moly Corp. See Part III to this Annual Report. Ownership of the subsidiary subsequently would be reduced to the extent additional shares are sold to investors.

Development of the Lucky Jack Project for mining will require extensive capital and a long time to implement. Capital through equity financing and/or a joint venture or other arrangement will have to be obtained. We have no such arrangements as of the date of this Annual Report and may not obtain such financing. Reportedly, the mine plan of PD and its predecessor companies encountered opposition from local and environmental groups, and that opposition likely will continue, as the Lucky Jack Project is located three miles from of Crested Butte, Colorado, a year round recreation area. Even with the resources of a joint venture partner, successful resolution of various issues arising with local and environmental groups is not assured.

Other Properties

Fort Peck Lustre Field (Montana). We operate a small oil production facility (two wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana. We receive a fee based on oil produced. This fee and other assets of USE collateralize a $750,000 line of credit from a bank.

Wyoming. USE and Crested own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building. The first floor is rented to non-affiliates and government agencies; the second floor is occupied by USECC. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties. USECC also owns: A 10,000 square foot aircraft hangar and 7,000 square feet of associated offices and facilities on land leased from the City of Riverton; three mountain sites covering 16 acres in Fremont County, Wyoming; and four city lots and improvements including two smaller office buildings, one of which was sold on March 2006.

Utah. On August 14, 2003, Plateau (and Plateau's wholly-owned subsidiary Canyon Homesteads, Inc.) sold all of the outstanding stock of Canyon Homesteads to The Cactus Group, LLC, for $3,470,000: $349,200 cash and $3,120,800 with The Cactus Group's five year promissory note. The note was secured with all the assets of The Cactus Group and Canyon (and is personally guaranteed by the six principals of The Cactus Group). The note was payable monthly (with annual interest at 7.5%) with a $2,940,600 balloon payment due in August 2008.

The properties of Canyon Resources are in Ticaboo, Utah, near Lake Powell, and include a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in the early 1990s.

On February 27, 2006, Plateau re-acquired by Foreclosure Sale all of the Ticaboo properties.

Plateau will evaluate the property and determine the costs associated with the returned properties including potential remediation and operations that may be necessary until such time as the assets can be sold or leased.

RESEARCH AND DEVELOPMENT

No research and development expenditures have been incurred, either on USE's account or sponsored by customer, during the past three fiscal years.

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

Management believes USE complies in all material respects with existing environmental regulations.

As of December 31, 2005, we have recorded estimated reclamation obligations of $5,902,200. We anticipate paying for those reclamation efforts over several years. For further information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see note K to the consolidated financial statements included with this Annual Report.

Other Environmental Costs. Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental law and regulations (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. We do not anticipate that expenditures to comply with law regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on our competitive position. Environmental regulatory programs create potential liability for our operations and may result in requirement to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Employees

As of March 15, 2006, USE had 36 full-time employees, 4 of whom are temporary to maintain the re-acquired Ticaboo town site. Persons who work only for SGMI are paid by USE. The expenses associated with USE's employees, including payroll taxes, fringe benefits and retirement plans is shared with Crested for all ventures in which it participates on a percentage ownership basis. Crested uses approximately 50 percent of the time of USE employees, and reimburses USE on a cost reimbursement basis.

Mining Claim Holdings

Title. Nearly all the uranium mineral properties held by USE and USECC are on federal unpatented claims. Unpatented claims are located upon federal and public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filing may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerability not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during time of falling metal prices, claims which were valid when located could become invalid if challenged.

Approximately 25 of the Lucky Jack Project mining claims which USE received back from PD are patented claims, but the majority are unpatented claims.

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

ITEM 3. Legal Proceedings

Material proceedings pending at December 31, 2005, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Other proceedings which were pending during the year have been settled or otherwise finally resolved.

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between USE/Crested d/b/a/ USECC, and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and on July 2, 1991, USECC filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded against Nukem/CRIC. In February 1994, the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

The Panel entered an Order and Award in April 1996, finding generally in favor of USE and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from three CIS republics, and also awarded SMP damages of $31,355,100 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits therefrom; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of USECC and against Nukem for $20,044,200. In early 2004, the parties appealed this judgment to the CCA.

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of its 1996 Orders and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits therefrom,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

The Arbitration Panel (“Panel”) held a Status Conference Hearing in Denver, Colorado on August 26, 2005 to consider the procedures, schedule and scope of the remand. On August 26, 2005, the Panel directed the parties to make written submissions to resolve the issues concerning the definition of the Constructive Trust and its components (e.g. purchase rights).

The Panel issued a written order on August 31, 2005 confirming this directive. Nukem’s request to present new facts and evidence on the issue of the Constructive Trust was rejected by the Panel. All submissions are specifically limited to the facts introduced into evidence before the Panel in the 1994 and 1995 hearings, currently in the record. Initial submissions were due to the Panel on November 4, 2005 and reply submissions were due on December 6, 2005. A one day hearing was held in New York City on December 20, 2005. On January 3, 2006 the Panel entered an amended order requesting additional information concerning the CIS contracts be submitted by the parties by February 3, 2006.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge Litigation

USE and Crested are parties to a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mineral properties on Lucky Jack Project (formerly the Mount Emmons molybdenum properties), near Crested Butte, Colorado. For background information on this litigation, please see the Form 10-K for the year ended December 31, 2004.

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

The other issues in the litigation were whether USECC must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Lucky Jack Project back to USECC, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim sought to obligate USECC to assume the operating costs of the water treatment plant. USECC asserted counterclaims against the defendants, including a claim for nonpayment of advance royalties.

On July 28, 2004, the Court entered an Order granting certain of PD's motions and denying USECC's counterclaims and cross-claims. The case was tried in late 2004.

On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Lucky Jack Project includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe USECC any advanced royalty payments.

USECC has filed a motion with the Court to amend the Order to determine that the decreed water rights from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Lucky Jack Project had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to USECC. The motion is pending.

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

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD is claiming $4,050,164.09 in attorney’s fees and expenses and $3,692,138.09 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC has filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of USE believes that no monies are due to PD. Resolution of these issues will not affect PD’s February 28, 2006 conveyance of the Lucky Jack Project, and the water treatment plant, to USE and Crested.

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against USE in Wyoming Federal District Court, Case No. 05-CV-0143-J for breach of contract. Coastline is claiming partial performance fees for a private placement that was unsuccessful. Coastline and USE had entered into an engagement letter on July 22, 2004. USE filed an answer and counterclaims on June 22, 2005. The parties are conducting discovery in the case. A jury trial is scheduled for April 3, 2006 on this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

On July 22, 2005, the annual meeting of shareholders was held for voting on the re-election of three directors: Michael H. Feinstein, H. Russell Fraser and Don C. Anderson. These directors were re-elected for a term expiring on the third succeeding Annual Meeting of Shareholders and until their successors are duly elected or appointed and qualified. With respect to the re-election of the two directors, the votes cast were:

Name of Director	For	Abstain*
Michael H. Feinstein	13,767,094	975,893
H. Russell Fraser	13,762,724	984,263
Don C. Anderson	13,765,224	977,763

* Includes Broker non-vote

PART II

ITEM 5. Market for Registrant's common equity, related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis on the Nasdaq Capital Market of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The range by quarter of high and low sales prices was:

Fiscal Year ended December 31, 2005	High	Low
First quarter ended 3/31/05	$7.65	$2.75
Second quarter ended 6/30/05	5.95	3.52
Third quarter ended 9/30/05	4.55	3.44
Fourth quarter ended 12/31/05	4.96	3.68

Fiscal Year ended December 31, 2004
First quarter ended 3/31/04	$3.45	2.41
Second quarter ended 6/30/04	3.14	2.11
Third quarter ended 9/30/04	2.59	2.12
Fourth quarter ended 12/31/04	3.05	2.10

(b) Holders

(1) At March 30, 2006 the closing market price was $7.09 per share and there were approximately 625 shareholders of record, with 19,520,430 shares of common stock issued and outstanding, including shares owned by our subsidiaries and shares in officers' and directors' names that are subject to forfeiture.

(2) Not applicable.

(c) We have not paid any cash dividends with respect to common stock. There are no contractual restrictions on our present or future ability to pay cash dividends; however, we intend to retain any earnings in the near future for operations.

(d) Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 USE ISOP 3,250,000 shares of common stock on exercise of outstanding options	1,266,505	$2.24	-0-
2001 USE ISOP 3,341,084 shares of common stock on exercise of outstanding options	2,989,271	$3.08	351,813
Equity compensation plans not approved by security holders
None	--	--	--
Total	4,255,776	$2.83	351,813

Sales of Unregistered Securities in 2005

During the twelve months ended December 31, 2005, pursuant to the shareholder-approved 2001 Stock Compensation Plan, 60,000 shares were issued to officers of the Company at the rate of 10,000 shares each: John L. Larsen, Keith G. Larsen, Mark J. Larsen, Harold F. Herron, Robert Scott Lorimer, and Daniel P. Svilar. The shares were issued at the closing market price of $2.89, $5.87, $3.60 and $4.62 as of January 3, 2005, April 1, 2005, July 1, 2005 and October 3, 2005, respectively.

In 2005, the Company issued 11,275 shares of its common stock to outside directors as partial compensation for serving on the board of directors. The Company also issued common shares for the following: 54,720 shares to three investors who had the right to convert their shares in RMG to shares of the Company, 135,938 shares to three investment funds for the conversion of RMG preferred shares and the payment of dividends on those RMG shares, 281,641 net shares for the exercise of employee options, 910,362 shares for the conversion of warrants by third parties, 1,942,387 shares for the retirement of $4,720,000 in convertible debt, 140,880 shares for the buy out of RMG minority shareholders interest in Pinnacle and 56,494 shares to fund the Employee Stock Ownership Plan for 2005.

ITEM 6. Selected Financial Data

The selected financial data is derived from and should be read with the financial statements for USE included in this Report.

	December 31,					May 31,
	2005	2004	2003	2002	2001	2002	2001
					(Unaudited)
Current assets	$7,840,600	$5,421,500	$5,191,400	$4,755,300	$4,597,900	$4,892,600	$3,330,000
Current liabilities	1,232,300	6,058,000	1,909,700	2,044,400	2,563,800	1,406,400	2,396,700
Working capital (deficit)	6,608,300	(636,500)	3,281,700	2,710,900	2,034,100	3,486,200	933,300
Total assets	38,106,700	30,703,700	23,929,700	28,190,600	30,991,700	30,537,900	30,465,200
Long-term obligations(1)	7,949,800	13,615,300	12,036,600	14,047,300	13,596,400	13,804,300	13,836,700
Shareholders' equity	24,558,100	6,281,300	6,760,800	8,501,600	8,018,700	11,742,000	8,465,400

(1)Includes $5,669,000, of accrued reclamation costs on properties at December 31, 2005, $7,882,400 at December 31, 2004, $7,657,900 at December 31, 2003, and $8,906,800 at December 31, 2002, 2001, and May 31, 2002, and 2001, respectively. See Note K of Notes to Consolidated Financial Statements.

	Year Ended			Seven Months Ended		Former Fiscal Years Ended
	December 31,	December 31,	December 31,	December 31,		May 31,
	2005	2004	2003	2002	2001	2002	2001
					(Unaudited)
Operating revenues	$849,500	$815,600	$635,500	$673,000	$545,900	$2,004,100	$3,263,000

Loss from
continuing operations	(6,066,900)	(4,983,100)	(5,066,800)	(3,524,900)	(3,914,900)	(7,454,200)	(7,517,800)

Other income & expenses	(484,000)	465,100	(311,500)	(387,100)	1,005,000	1,319,500	8,730,800

(Loss) income before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	(6,550,900)	(4,518,000)	(5,378,300)	(3,912,000)	(2,909,900)	(6,134,700)	1,213,000

Minority interest in loss (income)
of consolidated subsidiaries	185,000	207,800	13,000	54,800	24,500	39,500	220,100

Income taxes	--	--	--	--	--	--	--
Discontinued operations,
net of taxes	15,207,400	(1,938,500)	(2,060,400)	17,100	175,000	(85,900)	488,100

	Year Ended			Seven Months Ended		Former Fiscal Years Ended
	December 31,	December 31,	December 31,	December 31,		May 31,
					(Unaudited)
	2005	2004	2003	2002	2001	2002	2001
Cumulative effect of
accounting change	$--	$--	$1,615,600	$--	$--	$--	$--

Preferred stock dividends	--	--	--	--	(75,000)	(86,500)	(150,000)

Net income (loss)
to common shareholders	$8,841,500	$(6,248,700)	$(5,810,100)	$(3,840,100)	$(2,785,400)	$(6,267,600)	$1,771,200
Per share financial data

Operating revenues	$0.05	$0.05	$0.05	$0.06	$0.07	$0.22	$0.42

Loss from
continuing operations	(0.38)	(0.38)	(0.44)	(0.33)	(0.47)	(0.80)	(0.96)

Other income & expenses	(0.03)	0.04	(0.03)	(0.03)	0.12	0.14	1.11

(Loss) income before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	(0.39)	(0.34)	(0.48)	(0.36)	(0.35)	(0.66)	0.15

Minority interest in loss (income)
of consolidated subsidiaries	--	0.02	0.00	--	--	0.01	0.03

Income taxes	--	--	--	--	--	--	--

Discontinued operations, net of tax	0.94	(0.15)	(0.18)	--	0.02	(0.01)	0.06

Cumulative effect of
accounting change	--	--	0.14	--	--	--	--

Preferred stock dividends	--	--	--	--	(0.01)	(0.01)	(0.01)

Net income (loss)
per share, basic	$0.55	$(0.48)	$(0.52)	$(0.36)	$(0.34)	$(0.67)	$0.23

Net (loss) income
Per share, diluted	$0.55	$(0.48)	$(0.52)	$(0.36)	$(0.34)	$(0.67)	$0.21

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the calendar years ended December 31, 2005, 2004 and 2003.  The discussion contains forward-looking statements that involve risks and uncertainties.

General Overview

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, but only in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.1%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statements of Crested, Plateau Resources Limited ("Plateau"), USECC and other subsidiaries. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the year ended December 31, 2005 except its coalbed methane business which was sold on June 1, 2005.

Prior filings for previous periods, including the years ended December 31, 2004 and 2003, included the consolidated financial statements of Rocky Mountain Gas, Inc. (“RMG”). On June 1, 2005, all of the outstanding stock of RMG was sold to Enterra US Acquisitions Inc. (“Acquisitions”), a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”), for $20 million in cash and securities. Financial statements in this Annual Report for the years ended December 31, 2005, 2004 and 2003 therefore do not include the balances of RMG, as all prior reported balances of RMG are eliminated and reported as discontinued operations.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005, the market prices for gold and uranium increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and new uranium properties have been acquired.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $36.25 per pound in December 2005. During the first quarter of 2006 this increase in the market price continued.

Gold - The five year low for gold was in 2001 when it hit $256 per ounce. The market price for gold has risen since that time to a high of $570 in 2005 with an average price for the year of 2005 of $445 per ounce. (Metal Prices.com).

Molybdenum - Annual Metal Week Dealer Oxide mean prices averaged $32.94 per pound in 2005, compared with $16.41 per pound in 2004, $5.32 per pound in 2003 and $3.77 per pound in 2002. (Metal Prices.com). Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

The rebound in uranium, gold and molybdenum presents an opportunity for the Company. The Company holds what we consider to be significant mineral and related properties in gold and uranium, and received a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006. In contrast to the prior five years, we now have cash on hand, and reasonably expect to receive more cash during the year ending December 31, 2006 sufficient for general and administrative expenses, the continuation of our uranium property acquisition and exploration plan, and operation of the water treatment plant on the molybdenum property.

Management’s strategy to generate a return on shareholder capital is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

To demonstrate prospective value in the mineral properties and therefore bring investing industry partners into the mineral projects during the years ended December 31, 2006 and 2007, management is evaluating having feasibility studies prepared on each of the projects. Some of these studies have already begun. All the studies will be performed by independent engineering firms with the intent of proving up economic development plans for the properties based on current and projected market prices as well as existing or projected infrastructure. In some instances, significant additional exploratory drilling will have to be completed to further delineate grades as well as the extent of the minerals in the ground.

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

Forward Looking Statements

This Report on Form 10-K for the years ended December 31, 2005, 2004 and 2003 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Mineral Claims - We follow the full cost method of accounting for mineral properties. Accordingly, all costs associated with acquisition, exploration and development of oil and mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized using the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major construction and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.

Asset Retirement Obligations - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties based on the current estimate of the future reclamation costs as determined by internal and external experts.

Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves, in which case the gain or loss is recognized in income. Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. We are currently evaluating the effect of adopting FAS 123 (R) on our financial position and results of operations, and we have not yet determined whether the adoption of FAS 123 (R) will result in expenses in amounts that are similar to the current pro forma disclosures under FAS 123.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

During the year ended December 31, 2005, the Company recorded a net gain of $8,841,500 and generated $3,156,200 of cash. Financing activities generated $4,176,600 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt, investing activities generated $5,714,300 and operating activities consumed $6,057,700.

On June 1, 2005, Enterra US Acquisitions Inc. (“Acquisitions”), a privately-held Washington corporation organized by Enterra acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of Class D shares of Acquisitions. The Enterra Initial Units and the Class D shares were issued pro rata to the RMG shareholders. The Company’s and Crested's participation in the consideration received was approximately $18,341,600. The Company’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

During the three months ended September 30, 2005, the Company and Crested sold all of the Enterra Initial Units they received as a result of the sale of RMG. As a result of the sale of these Enterra Initial Units, the Company recorded an increase of $5,916,600 in cash from investing activities and a gain of $1,038,500 from the sale of marketable securities. The Enterra Initial Units received by YSFI are reflected on the Company’s consolidated balance sheet as $77,100 as current assets - marketable securities. The Class D shares of Acquisitions are carried as $13,803,200 at December 31, 2005 as investments in non-affiliates. The Company is required to hold the Class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”). The Company has valued the Class D shares of Acquisitions as a derivative pursuant to SFAS 133 at December 31, 2005. The initial carrying value of the Class D shares was $19.00 per share. Using the risk free interest rate of 4.38% and a volatility of 45.14% at December 31, 2005 the Acquisition Class D shares have a value of $19.91 per share. The Company therefore recorded a net gain on the derivative conversion right of the Class D shares of Acquisitions of $630,900. The Class D shares of Acquisitions will be revalued at each quarterly reporting period until they are converted to shares of Enterra Trust at which time they will be accounted for as marketable securities held for sale.

Although the Company’s cash position increased by $3,156,200 during the year ended December 31, 2005 it is anticipated that the Company may need to sell the remaining Acquisition shares when converted to Enterra units as well as seek industry partners or equity financing to fund mine exploration and development costs and also fund reclamation and general and administrative expenses.

We believe that the current market prices for gold, uranium and molybdenum are at levels that warrant the exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices remaining at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, the sale of equity or a combination of the three. The successful development and production of these properties would greatly enhance the liquidity and financial position of the Company.

Capital Resources

Sale of Rocky Mountain Gas, Inc.

On June 1, 2006, the 436,586 Class D shares of Acquisitions (not traded on any exchange) owned by the Company will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the TSX at that time. Crested also owns an additional 245,759 of Class D shares of Acquisitions which will be available for sale on June 1, 2006. A substantial portion of any cash received by Crested from the sale of its Class D shares will likely be applied to its debt of $10,821,800 to the Company. The ultimate value of the Class D shares of Acquisitions will not be determined until they are sold.

RMG’s minority equity ownership of Pinnacle Gas Resources, Inc. (“Pinnacle”) was not included in the disposition of RMG, but was assigned to the Company and Crested in proportion to their ownership of RMG. The Company therefore received 65% ownership of the Pinnacle equity and Crested 35%. Enterra is entitled to be paid an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by the Company and Crested to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. Currently, we have no information about whether or when Pinnacle might become a public company or might be purchased by third parties. The value of the minority equity position upon a future disposition could be more or less than $10,000,000. The boards of directors of the Company and Crested determined that the value of RMG’s minority equity interest in Pinnacle is approximately $6,250,000, based only upon Pinnacle’s sales of equity in 2004 and 2005 to its shareholders (RMG did not participate in those sales). Management of the Company may sell some or all of its equity in Pinnacle at such time as Pinnacle is either sold or becomes a public company.

Agreements with Uranium Power Corp.

In 2005, we received $500,000 cash from Uranium Power Corp. (“UPC”) under the December 2004 Purchase and Sale Agreement for our Wyoming uranium properties. Additional cash payments are required of $1.6 million in 2006 and $3.1 million in 2007. We also have signed a Mining Venture Agreement with UPC, by which the initial $500,000 of exploration costs on individual uranium properties is to be funded by UPC. See Part 1, “Inactive Mining Properties - Uranium, UPC Purchase and Sale Agreement” and “Mining Venture Agreement.”

Issuance of senior convertible debentures

Additional capital ($3,700,000) was received from the issuance of debentures on February 9, 2005. The $4,720,000 face amount of the debentures was paid in 2005 by issuing stock in the Company (see Part 1, “Capital Activities in 2005 and First Quarter 2006 - $4,720,000 Loan Repayment - 2005”).

Other

During the twelve months ended December 31, 2005, the Company received $3,318,400 from the exercise of 910,362 warrants and $155,700 from the exercise of 64,325 employee options. An additional 438,545 shares underlying employee stock options were issued to the employees by the surrender of 221,229 shares of the Company’s common stock directly owned by the employees.

During the first quarter of 2006, SGMI through IBK Capital of Toronto Canada, began efforts to raise U.S. $1.3 to $1.6 million (none from U.S. residents) for drilling and operational funds of the SGMI property. These funds are critical to the further delineation of the gold deposit in order that SGMI can raise sufficient funds to place the property into production. No assurance can be given that SGMI will be successful in its efforts to raise the $1.3 to $1.6 million.

The Company and Crested have a line of credit with a commercial bank in the amount of $750,000. The line of credit is secured by certain real estate holdings and equipment. This line credit is used for short term working capital needs associated with operations. At December 31, 2005, the entire amount of $750,000 under the line of credit was available to the Company and Crested.

The Company and Crested continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. District Court of Colorado in favor of the Company and Crested. The timing and cost of achieving final resolution cannot be predicted. Management of the Company and Crested believe that the ultimate outcome will be positive and in favor of the Company.

Capital Requirements

The capital requirements of the Company during 2006 remain its general and administrative costs and expenses; permitting and development work on its gold property, and the ongoing maintenance, exploration and potential development of its uranium and molybdenum properties.

As a result of the RMG disposition, USECC no longer directly holds coalbed methane properties. The Company therefore is no longer liable to fund drilling programs and lease holding costs related to those properties.

Maintaining Mineral Properties

Sheep Mountain Uranium Properties

As stated above, the mining agreement with UPC is contractually committed to fund the majority of the expenses associated with maintaining the uranium properties in central Wyoming and performing exploration drilling on them. A budget of $775,400 for the first half of the year ending December 31, 2006 has been approved, relating to reclamation work at the Sheep Mountain properties, exploration drilling, geological and engineering work, and other costs. UPC has agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000 and has advanced $400,000 against the 2006 approved budget. The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually.

Plateau Resources Limited Uranium Properties

Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). Due to increases in the market price for uranium during the years ended December 31, 2004 and 2005, the Company reconsidered its prior decision to reclaim the Shootaring Mill property. In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. (See the Form 8-K report filed March 31, 2005). If management’s projections of placing the Shootaring Mill into production hold, reclamation on the property is not anticipated to commence until some time in 2033.

It is anticipated $31 million will be required to modify the Shootaring Mill’s tailings facility to Utah standards including posting additional reclamation bonding, and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby properties may be added to the Shootaring Mill. When refurbished, the Shootaring Mill is projected to have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Shootaring Mill. The Company and Crested are currently considering placing their ownership and cash flow rights in Plateau and other uranium assets into a newly formed entity, U.S. Uranium Ltd. (“USUL”). In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USE and Crested are seeking joint venture partners or equity participants.

In 2003, the Company sold its interests in the Ticaboo town site (“Ticaboo”) operations in southern Utah to a non-affiliated entity, The Cactus Group ("Cactus"). The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993. The Company carried the loan which had a balance due at December 2005 of approximately $3.0 million at 7.5% annual interest. Cactus was to make payments of $24,000 per month until August 2008 at which time a balloon note in the amount of $2.8 million was due. Cactus became in default on its cash payments as well as its contractual covenants to maintain the properties and equipment during the fourth quarter of 2005.

On February 27, 2006 the Company re-acquired by foreclosure sale the Ticaboo properties. Management of the Company is evaluating the properties to determine the costs of deferred maintenance and operations that may be necessary until such time as the assets can be sold or leased. Until an actual detailed inspection of the properties is made it is not possible to estimate what the remedial costs and expenses may be. At the time of filing management of the Company does not anticipate operating the Ticaboo properties. Management is seeking a third party to either lease or purchase the properties. Until such an arrangement can be secured by the Company, the Company will be obligated for minimal holding costs. The Company may spend an estimated $200,000 in refurbishing costs on the properties.

Sutter Gold Mining Inc. (SGMI) Properties

Because of the recent increase in the price of gold, management of SGMI has decided to continue moving the project forward with production as the ultimate goal. No extensive development work or mill construction will be initiated until such time as funding from debt and or equity sources is in place. The goal of the Company’s management is to have the SGMI properties be self supporting and thereby not requiring any capital resource commitment from the Company. On December 29, 2004, SGMC merged with Globemin Resources, Inc., a Canadian company, and changed its name to Sutter Gold Mining Inc., (“SGMI”). SGMI is traded on the TSX Venture Exchange. SGMI had sufficient capital to pay for the work done on the properties during calendar 2005. Additional financing is being sought by SGMI. Until such financing is obtained, the Company may be required to fund standby costs at the SGMI properties and legal and accounting work necessary to obtain additional equity financing. Management anticipates that during the twelve months ended December 31, 2006, this cash commitment will not exceed $250,000.

Lucky Jack Molybdenum Project

The Company and Crested re-acquired the Lucky Jack molybdenum project, formerly known as the Mt. Emmons molybdenum property, located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and Crested by PD in accordance with a 1987 Amended Royalty Deed and Agreement between USECC and Amax Inc. (“Amax”). The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

The Company and Crested leased various patented and unpatented mining claims on the Mt. Emmons property to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Mt. Emmons property to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Mt. Emmons property in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights to mine and mill the deposit.

The Company and Crested have decided to pursue permitting and development of the property and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. In order to do so the Company and Crested may have to obtain a mine feasibility study which is estimated will cost approximately $2.5 million. Of this total amount it is anticipated by management that approximately $1.0 million will be spent during the year ended December 31, 2006.

Conveyance of the property to the Company and Crested also includes the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, the Company and Crested have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against the Company and Crested. PD is claiming $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. The Company and Crested have filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of the Company believes that no monies are due to PD.

The Company and Crested expect to transfer the Lucky Jack molybdenum project to a new subsidiary, U.S. Moly Corp. in the near future.

Debt Payments

During the year ended December 31, 2005, the Company repaid $4,000,000 in debt plus $720,000 in interest to certain investors through the issuance of 1,942,387 shares of the Company’s common stock. The sale of RMG also resulted in the repayment by Enterra of approximately $3,214,000 to Petrobridge Investment Management, a mezzanine credit facility. RMG’s wholly owned subsidiary, RMG I, had used the Petrobridge loan to finance a portion of its purchase of assets from Hi-Pro Production, a Gillette, Wyoming coal bed methane company. The repayment of both the investor and Petrobridge debt did not consume any cash of the Company.

Debt to a third party lender, Geddes and Company of Phoenix, Arizona, in the amount of $3,000,000 was completely retired with cash during the quarter ended September 30, 2005. Other cash payments on third party debt totaled $380,400. These cash payments along with the non cash retirement of debt mentioned above resulted in a total reduction of debt during the year ended December 31, 2005 of $10,594,400.

Debt to non-related parties at December 31, 2005 was $1,036,800. This debt consists of debt related to the purchase of vehicles and a corporate aircraft.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at December 31, 2005 was $3,577,000. This liability is fully funded by cash investments that are recorded as long term restricted investments. Due to the increased market price of uranium, the reclamation of this property has been delayed significantly and is not anticipated to commence until 2033. The delay until reclamation commences resulted in recognition of a reduction of asset retirement obligation expense of $2,075,900.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at December 31, 2005 is $2,302,800 and is covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested. It is anticipated that $233,200 of reclamation work on the Sheep Mountain properties will be performed during 2006.

The asset retirement obligation for SGMI at December 31, 2005 is $22,400 which is covered by a cash bond. It is not anticipated that any cash resources will be used for asset retirement obligations at SGMI during the year ending December 31, 2006.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of the work required to develop and sell RMG, management of the Company accepted the recommendation of its Compensation Committee to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The board of directors has granted similar bonuses in the past. In addition, bonuses may be paid to some of the key individuals involved over the past 14 years in the Nukem case once it is resolved. See Part III of this Annual Report.

Results of Operations

During the periods presented, the Company has discontinued certain operations. Reclassifications to previously published financial statements have therefore been made to reflect ongoing operations and the effect of the discontinued operations.

Results of Operations

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

During the years ended December 31, 2005 and 2004, the only operating revenues recorded by the Company were from real estate operations and management fees charged for management services provided for various subsidiary companies and fees associated with the management of three oil wells in Montana which are owned by the Assiniboine and Sioux tribes. Real estate revenues increased $29,900 during the year ended December 31, 2005 over those revenues from real estate recognized during the year ended December 31, 2004. Management fee revenue increased by $4,000 during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in real estate revenues is a as a result of increased rental rates on the Company’s rental properties. The increase in management fees is a result of accounting and managerial services provided to RMG after the acquisition by Enterra.

Operating costs and expenses incurred in operations during the year ended December 31, 2005 increased $1,117,700 over those costs and expenses recognized from operations during the prior year. Expenses from real estate operations remained constant during the year ended December 31, 2005 when compared with those expenses incurred during the year ended December 31, 2004. Mineral holding costs increased during the year ended December 31, 2005 over those cost recorded during the previous year by $256,300. The increase in mine holding costs were as a result of increased activity on the properties that the Company holds for the development of uranium and gold as well as work done on the molybdenum property returned by Phelps Dodge (“PD”).

General and administrative costs and expenses increased by $2,985,500 during the year ended December 31, 2005 when compared with the general and administrative costs and expenses recognized during the year ended December 31, 2004. The primary reasons for these increases were: Increased labor costs associated with additional professional staff to evaluate the Company and Crested’s mineral properties and a bonus associated with the sale of RMG; increased professional services associated with the Nukem arbitration hearing as well the litigation with PD; costs associated with the adoption of Sarbanes Oxley; and work performed on the SGMI property evaluations and associated increased general and administrative expenses of SGMI.

One outside director of RMG was paid a bonus of $10,000 and another RMG director was paid a bonus of $5,000 for their work on the development of RMG, and the four outside directors of USE were paid $5,000 each for a total bonus to the directors of $35,000. The employees were paid a total bonus of $435,800 at the close of the sale of RMG. All employees of the Company participated in the bonus which was paid at the close of the sale of RMG. The bonus was paid in consideration for the dedicated work put forth by the employees in the development of RMG and due to the fact that many of the employees have not received increases in compensation for a number of years.

Officers of the Company, USE and RMG received the following bonuses: Mark Larsen, President of RMG $140,000, officers of the Company and USE - Keith Larsen and Scott Lorimer $40,000 each, and John L. Larsen, Daniel P. Svilar and Harold F. Herron $20,000 each. In addition to these Officers, Mr. Steve Youngbauer who serves as Assistant General Counsel to Mr. Svilar, received a bonus of $40,000. There were two additional members of John L. Larsen’s family who received bonuses for a total compensation amount of bonuses to Mr. Larsen’s family of $226,000. The total amount paid in bonuses to the directors, officers and employees for extraordinary work in closing the Enterra purchase of RMG was $470,800 which represents 2.5% of the total consideration received by the Company and its affiliates from the sale of RMG to Enterra.

As a result of increased market prices for uranium the reclamation of these properties was moved further out into the future which resulted in $2,075,900 being reversed out of asset retirement obligation expense. This reversal of cost was offset against the amount of reclamation liability accreted during the year ended December 31, 2005 which resulted in a net cost and expense reduction of $1,709,200.

During the year ended December 31, 2005, other income and expenses resulted in a loss of $484,000 while other income and expenses recognized during the year ended December 31, 2004 resulted in income of $465,100. The primary changes in other income during the year ended December 31, 2005 were (1) a gain of $1,311,200 recognized on the sale of assets, (2) a gain of $1,038,500 from the sale of marketable securities, (3) a decrease of $538,600 in the revenues recorded from the sale of investments; (4) gain on the valuation of the derivative associated with the Acquisitions Class D shares of $630,900 discussed above; (5) dividend income of $44,700; (6) an increase of $69,400 in interest income over interest income recognized during the previous year. These increases in other income were offset by a significant increase in interest expense of $3,458,900 over the interest expense recognized during the previous year to a total of $4,032,200 in interest expense during the year ended December 31, 2005.

The increase in sale of assets during the year ended December 31, 2005 was as a result of a cash payment of $500,000 and the receipt of 1,000,000 shares of UPC common stock valued at $337,800 received from UPC to enter into an agreement described above in Capital Resources and the settlement of a claim on a real estate property in Colorado. The gain on the sale of marketable securities was as a result of the Company and Crested selling 165,600 shares and 91,029 shares, respectively of Enterra Initial Units. The decrease in of $538,600 in revenues from the sale of investments is as a result of the Company selling fewer shares of Ruby Mining Company (“Ruby”) shares which it holds as an investment. The Company sold its interest in Ruby several years ago but still retains a portion of the common stock. As of December 31, 2005 there was no book basis in the shares.

Interest expense increased from $573,300 during the twelve months ended December 31, 2004 by $3,458,900 to $4,032,200 during the twelve months ended December 31, 2005. The reason for the increase in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest (please see Capital Resources above), and the debt to Geddes. Both of these debt instruments were retired in full during 2005. The Company recognized $164,600 in interest expense, paid with cash, and the amortization of $273,000 of the remaining discount taken on the Geddes loan for total interest related to the Geddes loan of $437,600. The senior convertible debentures had prepaid interest of $720,000 and a discount on the note of $1,029,800 due to the issue of warrants to the holder of the note and a beneficial conversion factor of $1,669,500 for total interest expense of $3,419,300. The remaining interest of $175,300, which was paid during the year ended December 31, 2005 was on various notes for equipment and the Company’s aircraft.

Discontinued operations, net of taxes, during the year ended December 31, 2005 was $15,207,400. Actual consolidated income recognized by the Company for the sale of RMG was $15,768,500 less a provision for income taxes of $235,000 and a loss from discontinued operations of $326,100. Of the pre tax net income, net of the loss from discontinued operations of $15,533,500, the Company recorded a gain of $10,177,600; Crested recorded $5,716,700, and YSFI recorded a loss on the transaction of $360,800. These amounts are derived by the receipt of $500,000 cash and the Enterra Initial Units and the Class D shares of Acquisitions discussed above under Liquidity and Capital Resources less the Company and its affiliates’ basis in the RMG ownership and less the closing costs of the RMG sale.

All previously reported operations of RMG are reported on this filing as discontinued operations. During the year ended December 31, 2005, the Company recorded a net loss of $326,100 from the discontinued RMG operations in comparison to a net loss of $1,938,500 from the RMG operations during the year ended December 31, 2004.

After a provision of alternative minimum taxes due on income recognized during the year ended December 31, 2005, the Company recognized a net gain of $8,841,500 or $0.55 basic per share as compared to a net loss of $6,248,700 or a loss of $0.48 basic per share for the Year ended December 31, 2004.

Year ended December 31, 2004 Compared to the Year ended December 31, 2003

Operating Revenues:

Management fees and other revenues recognized by the Company increased during the year ended December 31, 2004. This increase came as a result of the Company entering into a purchase and sales agreement with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties. UPC paid $175,000 during the year ended December 31, 2004, the Company did not have any similar revenues during the year ended December 31, 2003.

Revenues from real estate operations decreased during the year ended December 31, 2004 from those recorded during the year ended December 31, 2003 by $78,200. This decrease was as a result of reduced lot sales at the Plateau operations in Utah.

Operating Costs and Expenses:

The holding costs associated with the Company’s mineral properties during the year ended December 31, 2004 remained constant with those costs recorded during the previous year. It is anticipated that these costs will increase during 2005 as the Company moves forward with the permitting process relating to its uranium and gold properties. Additionally the holding cost of the molybdenum property, which the Company received back from Phelps Dodge, will increase these costs. All costs associated with the acquisition of additional properties will be capitalized but the permitting costs will be expensed.

Real estate operating costs and general and administrative costs were reduced during the year ended December 31, 2004 from those of the year ended December 31, 2003. The reduction of real estate costs is insignificant, $7,400, and is related to the reduction of the Company’s involvement in the southern Utah property sold to a third party which had previously been operated by Plateau. The reduction in general and administrative costs of $19,800 was due to the ongoing efforts of the Company’s management to reduce overhead and related expenses.

Other Income and Expenses:

Other Income and Expenses increased from net expenses of $311,500 during the year ended December 31, 2003 to net income of $465,100 during the year ended December 31, 2004.

Due to the positive upward movement of the market prices for the minerals in which the Company is involved it has determined to retain its remaining mineral development and extraction equipment. The determination to retain this equipment is a direct cause of the reduction of $151,900 from the year ended December 31, 2003 to the year ended December 31, 2004 in the gain on the sale of assets.

The income recognized from the sale of investments is as a result of the liquidation of common stock of a company, Ruby which the Company sold several years ago. The Company retained ownership of a portion of its former shares of common stock in Ruby and had no book basis in the shares. During the year ended December 31, 2004 the Company sold 832,500 shares of Ruby common stock and received $433,100. The Company also received $152,700 from the sale of a piece of real estate during the year ended December 31, 2004 which had no book value.

Interest revenues recognized during the year ended December 31, 2004 decreased from those recognized during the year ended December 31, 2003 due to the reduced amount of cash invested in interest bearing accounts. Interest expenses decreased from $799,100 during the twelve months ended December 31, 2003 by $225,800 to $573,300 at December 31, 2004.

All previously reported operations of RMG are reported on this filing as discontinued operations. During the year ended December 31, 2004 the Company recorded a net loss of $1,938,500 from the discontinued RMG operations in comparison to a net loss of $2,060,400 from the RMG operations during the year ended December 31, 2003.

The Company recorded a net loss of $5,810,100 or $0.52 basic per share during the year ended December 31, 2003 as compared to a net loss of $6,248,700 or a loss of ($0.48) basic per share for the year ended December 31, 2004.

Future Operations

Management of the Company intends to take advantage of the opportunity presented by the recent and future projected market prices for all the minerals that it is involved with. The development of the Company’s mineral properties will require large amounts of cash, which the Company will have to obtain from industry or equity partners. The holding costs of these properties is not beyond the Company’s capital resources in the short term but to maintain the properties long term additional financing will be required.

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

Molybdenum. The price of molybdenum at December 31, 2005 was $28.00 per pound (Metal Prices.com). Production from the Lucky Jack Project will have a very long life and changes in prices of molybdenum would affect the revenues from that property. A significant decrease in the current market price would have to occur prior to the time that the Mt. Emmons property would no longer be profitable. In addition to the market risk it is not known how long the permitting process on Mt. Emmons will take or how much it will cost.

Contractual Obligations

The Company has two divisions of contractual obligations as of December 31, 2005: Debt to third parties of $1,036,800 and asset retirement obligations of $5,902,200. The debt will be paid over a period of five to seven years and the retirement obligations will be retired during the next 34 years. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations:

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,036,800	$156,500	$876,300	$4,000	$--

Other long-term liabilities	5,902,200	233,200	621,900	2,581,000	2,466,100
Totals	$6,939,000	$389,700	$1,498,200	$2,585,000	$2,466,100

ITEM 8. Financial Statements

Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

Report of Independent Registered Public Accounting Firm

U.S. Energy Corp. Board of Directors

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Energy Corp.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2003, of U.S. Energy Corp. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Energy Corp. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$6,998,700	$3,842,500
Marketable securities, available for sale	328,700	--
Accounts receivable
Trade, net of allowances of $32,300
and $111,300 respectively	251,400	797,500
Affiliates	14,100	66,200
Current portion of long-term note receivable, net	--	49,500
Prepaid expenses and other current assets	215,000	489,700
Inventories	32,700	176,100
Total current assets	7,840,600	5,421,500

INVESTMENTS:
Non-affiliated companies	14,760,800	957,700
Marketable securities, held-to-maturity	6,761,200	6,773,700
Other	54,900	78,600
Total investments	21,576,900	7,810,000

PROPERTIES AND EQUIPMENT:
Land	716,600	576,300
Mining claims	739,400	--
Buildings and improvements	5,941,100	5,922,400
Machinery and equipment	4,676,900	4,919,000
Proved oil and gas properties, full cost method	1,773,600	5,569,000
Unproved coal bed methane properties
excluded from amortization	--	5,101,900
Total properties and equipment	13,847,600	22,088,600
Less accumulated depreciation,
depletion and amortization	(7,481,800)	(8,322,000)
Net properties and equipment	6,365,800	13,766,600

OTHER ASSETS:
Note receivable trade	20,800	2,971,800
Real estate held for resale	1,819,700	--
Deposits and other	482,900	733,800
Total other assets	2,323,400	3,705,600
Total assets	$38,106,700	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	December 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$433,000	$1,751,300
Accrued compensation expense	177,100	181,700
Asset retirement obligation	233,200	192,700
Current portion of long-term debt	156,500	3,400,100
Other current liabilities	232,400	830,100
Total current liabilities	1,232,200	6,355,900

LONG-TERM DEBT, net of current portion	880,300	3,780,600

ASSET RETIREMENT OBLIGATIONS,
net of current portion	5,669,000	7,882,400

OTHER ACCRUED LIABILITIES	1,400,500	1,654,400

DEFERRED GAIN ON SALE OF ASSET	--	1,279,000

MINORITY INTERESTS	1,767,500	871,100

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 18,825,134
and 15,231,237 shares issued net of
treasury stock, respectively	188,200	152,300
Additional paid-in capital	68,005,600	59,157,100
Accumulated deficit	(40,154,100)	(49,321,700)
Treasury stock at cost,
999,174 and 972,306 shares respectively	(2,892,900)	(2,779,900)
Unrealized loss on marketable securities	(98,100)	--
Unrealized loss on hedging activity	--	(436,000)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	24,558,200	6,281,300
Total liabilities and shareholders' equity	$38,106,700	$30,703,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Real estate operations	$286,000	$256,100	$334,300
Management fees and other	563,500	559,500	301,200
	849,500	815,600	635,500

OPERATING COSTS AND EXPENSES:
Real estate operations	306,300	295,500	302,900
Mineral holding costs	1,376,300	1,120,000	1,095,000
Asset retirement obligations	(1,709,200)	346,700	366,700
General and administrative	6,943,000	3,957,500	3,937,700
Provision for doubtful accounts	--	79,000	--
	6,916,400	5,798,700	5,702,300

OPERATING LOSS	(6,066,900)	(4,983,100)	(5,066,800)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	1,311,200	46,300	198,200
Gain on sale of marketable securities	1,038,500	--	--
Gain (loss) on sale of investment	117,700	656,300	(32,400)
Gain from valuation of derivatives	630,900	--	--
Dividend income	44,700	--	--
Interest income	405,200	335,800	321,800
Interest expense	(4,032,200)	(573,300)	(799,100)
	(484,000)	465,100	(311,500)

LOSS BEFORE MINORITY INTEREST,
PROVISION FOR INCOME TAXES,
DISCONTINUED OPERATIONS AND
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	(6,550,900)	(4,518,000)	(5,378,300)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	185,000	207,800	13,000

LOSS BEFORE PROVISION FOR INCOME
TAXES, DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	(6,365,900)	(4,310,200)	(5,365,300)

PROVISION FOR INCOME TAXES	--	--	--

LOSS BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(6,365,900)	(4,310,200)	(5,365,300)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
DISCONTINUED OPERATIONS, net of taxes
Gain on sale of discontinued segment
net of taxes of $235,000	$15,533,500	$--	$--
Loss from discontinued operations	(326,100)	(1,938,500)	(2,060,400)
	15,207,400	(1,938,500)	(2,060,400)

GAIN (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	$8,841,500	$(6,248,700)	$(7,425,700)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	1,615,600

NET GAIN (LOSS)	$8,841,500	$(6,248,700)	$(5,810,100)

NET GAIN (LOSS) PER SHARE BASIC
CONTINUED OPERATIONS	$(0.39)	$(0.33)	$(0.48)
DISCONTINUED OPERATIONS	0.94	(0.15)	(0.18)
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	0.14
	$0.55	$(0.48)	$(0.52)

NET GAIN (LOSS) PER SHARE DILUTED
CONTINUED OPERATIONS	$(0.39)	$(0.33)	$(0.48)
DISCONTINUED OPERATIONS	0.94	(0.15)	(0.18)
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	0.14
	$0.55	$(0.48)	$(0.52)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	16,177,383	13,182,421	11,180,975

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	16,177,383	13,182,421	11,180,975

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional				Unallocated	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Contribution	Equity
Balance December 31, 2002	11,826,396	$118,300	$48,877,100	$(37,262,900)	959,725	$(2,740,400)	$(490,500)	$8,501,600

Funding of ESOP	76,294	700	235,700	--	--	--	--	236,400
Issuance of common stock
to outside directors	3,891	--	14,400	--	--	--	--	14,400
Issuance of common stock
by release of forfeitable stock	78,286	800	434,400	--	--	--	--	435,200
Issuance of common stock
from stock warrants	131,596	1,300	465,300	--	--	--	--	466,600
Issuance of common stock
in stock compensation plan	100,000	1,000	309,000	--	--	--	--	310,000
Treasury stock from sale
of subsidiary	--	--	--	--	1,581	(4,200)	--	(4,200)
Treasury stock from payment
on balance of note receivable	--	--	--	--	5,000	(20,500)	--	(20,500)
Issuance of common stock
to outside consultants	121,705	1,200	581,600	--	--	--	--	582,800
Issuance of common stock
warrants to outside consultants	--	--	886,300	--	--	--	--	886,300
Issuance of common stock
for settlement of lawsuit	10,000	100	49,900	--	--	--	--	50,000
Issuance of common stock
in payment of debt	211,109	2,100	497,900	--	--	--	--	500,000
Issuance of common stock
from employee options (1)	265,421	2,700	609,600	--	--	--	--	612,300
Net Loss	--	--	--	(5,810,100)	--	--	--	(5,810,100)
Balance December 31, 2003(2)	12,824,698	$128,200	$52,961,200	$(43,073,000)	966,306	$(2,765,100)	$(490,500)	$6,760,800

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

U.S. ENERGY CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(continued)
						Accumulated
			Additional			Total Other			Unallocated	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Loss	Shares	Amount	Contribution	Equity

Balance December 31, 2003	12,824,698	$128,200	$52,961,200	--	$(43,073,000)	--	966,306	$(2,765,100)	$(490,500)	$6,760,800

Funding of ESOP	70,439	700	207,800	--	--	--	--	--	--	208,500
Issuance of common stock
by release of forfeitable stock	23,140	200	121,700	--	--	--	1,000	5,700	--	127,600
Issuance of common stock
from stock warrants	125,000	1,300	249,800	--	--	--	--	--	--	251,100
Issuance of common stock
in stock compensation plan	50,000	500	127,900	--	--	--	--	--	--	128,400
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	--	5,000	(20,500)	--	(20,500)
Issuance of common stock
to retire debt	476,833	4,700	1,068,200	--	--	--	--	--	--	1,072,900
Issuance of common stock
warrants to RMG investors	--	--	291,500	--	--	--	--	--	--	291,500
Issuance of common stock
to RMG investors	882,239	8,900	1,803,700	--	--	--	--	--	--	1,812,600
Issuance of common stock
to purchase property	678,888	6,800	1,976,300	--	--	--	--	--	--	1,983,100
Issuance of common stock
in a private placement	100,000	1,000	349,000	--	--	--	--	--	--	350,000
Comprehensive loss:
Net loss	--	--	--	$(6,248,700)	(6,248,700)	--	--	--	--	(6,248,700)
Other comprehensive loss on
hedging activity	--	--	--	(436,000)		(436,000)	--	--	--	(436,000)
Comprehensive loss				$(6,684,700)
Balance December 31, 2004(1)	15,231,237	$152,300	$59,157,100		$(49,321,700)	$(436,000)	972,306	$(2,779,900)	$(490,500)	$6,281,300

1) Total Shareholders' Equity at December 31, 2004 does not include 442,740 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding” also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.

The accompanying notes are an integral part of these statements.

U.S. ENERGY & AFFILIATES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(continued)

						Accumulated
			Additional			Total Other			Unallocated	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive	Treasury Stock		ESOP	Shareholders’
	Shares	Amount	Capital	Gain	Deficit	Loss	Shares	Amount	Contribution	Equity
Balance December 31, 2004	15,231,237	152,300	59,157,100	--	$(49,321,700)	$(436,000)	972,306	$(2,779,900)	$(490,500)	$6,281,300
Funding of ESOP	56,494	500	262,100	--	--	--	--	--	--	262,600
Sale of Rocky Mountain Gas			(4,132,300)	--	326,100	--	--	--	--	(3,806,200)
Issuance of common stock
to outside directors	11,475	100	35,500	--	--	--	--	--	--	35,600
Issuance of common stock
from stock warrants	910,362	9,100	3,309,300	--	--	--	--	--	--	3,318,400
Issuance of common stock
in stock compensation plan	60,000	600	254,100	--	--	--	--	--	--	254,700
Treasury stock from the sale
of Rocky Mountain Gas	--	--	--	--	--	--	21,868	(92,500)	--	(92,500)
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	--	5,000	(20,500)	--	(20,500)
Issuance of common stock
to retire debt	1,942,387	19,500	4,700,600	--	--	--	--	--	--	4,720,100
Issuance of common stock
from employee stock options	281,641	2,800	170,900	--	--	--	--	--	--	173,700
Issuance of common stock
to RMG investors	331,538	3,300	1,162,300	--	--	--	--	--	--	1,165,600
Issuance of common stock
Warrants for services	--	--	190,300	--	--	--	--	--	--	190,300
Issuance of common stock
warrants attached to
company debt	--	--	2,895,700	--	--	--	--	--	--	2,895,700
Comprehensive gain:
Net gain	--	--	--	$8,841,500	8,841,500	--	--	--	--	8,841,500
Unrealized loss on
Marketable securities	--	--	--	(98,100)	--	(98,100)	--	--	--	(98,100)
Unrealized gain on
hedging activity	--	--	--	436,000	--	436,000	--	--	--	436,000
Comprehensive gain				$9,179,400
Balance December 31, 2005(1)	18,825,134	188,200	68,005,600		$(40,154,100)	$(98,100)	999,174	$(2,892,900)	$(490,500)	$24,558,200

(1)Total Shareholders' Equity at December 31, 2005 does not include 442,740 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding” also includes 834,783 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$8,841,500	$(6,248,700)	$(5,810,100)
Adjustments to reconcile net gain (loss)
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(185,000)	(397,700)	(235,100)
Amortization of deferred charge	--	343,400	--
Depreciation, depletion & amortization	386,300	381,700	454,300
Subsequent recognition and measurement
of asset retirement obligations	(2,075,900)	--	--
Accretion of asset
retirement obligations	366,700	346,700	366,700
Amortization of debt discount and
beneficial conversion feature	3,168,700	263,700	537,700
Noncash interest expense	720,000	--	--
Noncash services	125,900	50,400	134,700
Provision for doubtful accounts	--	79,000	--
Recognition of deferred gain	--	(16,700)	--
(Gain) on sale of investment	(15,533,500)	(656,300)	--
(Gain) on sale of assets	(1,311,200)	(19,300)	(198,900)
(Gain) on sale marketable securities	(1,038,500)	--	--
(Gain) on valuation of derivatives	(630,900)	--	--
Cumulative effect of accounting change	--	--	(1,615,600)
Lease holding costs	--	--	50,000
Noncash compensation	688,500	336,900	893,500
Net changes in assets and liabilities:
Accounts receivable	(166,000)	(16,400)	(676,000)
Other assets	183,700	(83,100)	1,430,600
Accounts payable	(700)	(67,800)	(694,400)
Accrued compensation expense	(4,600)	1,700	--
Prepaid drilling costs	--	--	(134,400)
Reclamation and other liabilities	407,300	(179,800)	(393,200)
NET CASH USED IN
OPERATING ACTIVITIES	(6,057,700)	(5,882,300)	(5,890,200)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of marketable securities	$5,916,600	$--	$--
Acquisition of unproved mining claims	(710,900)	--	--
Proceeds on sale of investment	--	656,300	--
Proceeds on sale of property and equipment	1,087,400	21,400	1,640,100
Sale of RMG	(270,000)	--	--
Net change in restricted investments	13,600	21,900	3,037,500
Purchase of property and equipment	(376,000)	(93,400)	(92,700)
Net change in notes receivable	53,600	11,300	--
Net change in investments in affiliates	--	(64,500)	(187,600)
NET CASH PROVIDED BY
INVESTING ACTIVITIES	5,714,300	553,000	4,397,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	3,492,100	601,100	1,078,900
Issuance of subsidiary stock	--	856,000	230,000
Proceeds from long term debt	4,064,900	3,311,600	2,600
Repayments of long term debt	(3,380,400)	(512,500)	(678,100)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,176,600	4,256,200	633,400

Net cash (used in) provided by operating
activities of discontinued operations	(453,500)	1,330,700	216,600
Net cash (used in) provided by investing
activities of discontinued operations	(215,000)	(5,628,500)	2,566,700
Net cash (used in) provided by financing
activities of discontinued operations	(8,500)	5,128,600	420,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	3,156,200	(242,300)	2,343,800

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	3,842,500	4,084,800	1,741,000

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$6,998,700	$3,842,500	$4,084,800

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$235,000	$--	$--

Interest paid	$257,900	$1,065,400	$799,100

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year ended December 31,
	2005	2004	2003
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock to satisfy debt	$4,000,000	$1,072,900	$500,000

Issuance of stock warrants in
conjunction with debt	$2,781,200	$291,500	$--

Issuance of stock as conversion of
subsidiary stock	$595,900	$--	$--

Acquisition of assets
through issuance of debt	$113,400	$--	$26,300

Issuance of stock for services	$100,000	$--	$582,800

Issuance of stock for conversion of
RMG stock	$569,700	$--	$--

Foreclosure of note receivable Cactus Group	$2,926,400	$--	$--

Satisfaction of receivable - employee
with stock in company	$20,500	$20,500	$20,500

Issuance of stock for retired employees	$--	$--	$435,200

Issuance of stock as deferred compensation	$--	$--	$151,900

Issuance of stock warrants for services	$--	$--	$563,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003

A. BUSINESS ORGANIZATION AND OPERATIONS:

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966. U.S. Energy Corp. and subsidiaries (the "Company" or "USE") engages in the acquisition, exploration, holding, sale and/or development of mineral properties, the production of petroleum properties and marketing of minerals. Principal mineral interests are in uranium, gold and molybdenum. The Company is pursuing various financing opportunities to put its uranium and gold properties which are all in a shut down status into production. The Company also historically participated in the development and production of coalbed methane gas through a non consolidated investee, Rocky Mountain Gas, Inc. (“RMG”), which was sold during the year ended December 31, 2005. (See Note L) The Company holds various real and personal properties used in commercial activities. Most of the Company's activities are conducted through subsidiaries and through the USECC Joint Venture (“USECC”) discussed below and in Note D.

The Company is engaged in the maintenance of two uranium properties, one in southern Utah, and a second group of mining claims in Wyoming known as the Sheep Mountain uranium properties. The Sheep Mountain properties were formally owned by a partnership, Sheep Mountain Partners (“SMP”), which has been involved in significant litigation. (See Note K) Sutter Gold Mining, Inc. ("SGMI"), a Canadian corporation owned 65.4% by the Company at December 31, 2005, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited (“Plateau”), which was on standby at December 31, 2005. The Company has applied with the State of Utah to change the status of the permit on the mill from standby to operational.

Management's Plan

The Company recorded a net gain of $8,841,500 during the year ended December 31, 2005 and had working capital of $6,608,300 at December 31, 2005. These changes in the financial condition of the Company are primarily as a result of the sale of RMG. (See Note L) At December 31, 2005, the Company on a consolidated basis held 693,276 Class D shares of Enterra US Acquisitions Inc. (“Acquisitions”) which are convertible on June 1, 2006 to units of Enterra Energy Trust (“Enterra”). Of these consolidated shares the Company owns 436,586 shares and Crested Corp. (“Crested”) and Yellowstone Fuels Inc. (“YSFI”) own 245,759 and 10,931 shares, respectively. These Class D shares of Acquisitions were valued at $13,803,200 at December 31, 2005. The Company may sell these shares after June 1, 2006 and intends on using the proceeds to pay its portion of mineral exploration programs, general and administrative expenses and seek other acquisitions. The Company also has other assets that are unencumbered that could be sold to generate cash.

The Company plans on the following activities to increase its cash position and improve earnings:

•	Seek additional funding through either sale of equity or joint venture partner to place SGMI and uranium and other mineral properties into production or sell the properties to industry partners.
•  Raise additional capital through a private placement or other types of equity or debt financings.
•	Convert its shares of Acquisitions into units of Enterra which may be sold.
•  Successfully conclude the litigation with Nukem. See Note K.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Budgetary projections made by the Company for calendar 2006 indicate that if these efforts are successful and cost cutting procedures continue to be implemented, the Company will have ample cash resources to fund its operations and commitments.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMI (65.4%), Crested (71.0%), YSFI (35.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by USE and Crested, through which the bulk of their operations are conducted.

Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated. Because of management control, YSFI is consolidated into the financial statements of the Company.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2005, the Company had all of its cash and cash equivalents with one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

The majority of the Company's accounts receivable are due from industry partners for exploratory drilling programs, real estate rentals and management fees. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company provides reserves for account receivable balances when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Inventories

Inventories consist of aviation fuel. Inventories are stated at lower of cost or market using the average cost method.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities , which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity. Held-to-maturity securities are valued at amortized cost. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost. Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years. Following is a breakdown of the lives over which assets are depreciated.

Machinery and equipment
Office Equipment	3 to 5 years
Planes	10 years
Field Tools and Hand Equipment	5 to 7 years
Vehicles and Trucks	3 to 7 years
Heavy Equipment	7 to 10 years
Buildings and improvements
Service Buildings	20 years
Corporate Headquarters' Building	45 years

The Company has $1,773,600 in proved oil and gas properties that are fully depleted. From these properties the Company receives management fees based on the oil produced.

Mineral Properties
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

The Company has acquired substantial mineral properties and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these properties are owned by various ventures in which the Company is either a partner or venturer. (See Note F).

Assets Held for Resale

The Company classifies Assets Held for Resale as assets that are not in production and management has made the decision to dispose of the assets.

The Company re-acquired by Foreclosure Sale the Ticaboo town site (“Ticaboo”) located in southern Utah near Lake Powell subsequent to year end. Ticaboo includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The Company did not own Ticaboo at December 31, 2005 but the note was in default. The Company therefore classified Ticaboo has an Asset Held for Resale. (See Note N) Management of the Company is evaluating the properties to determine the costs of maintenance that has not been done, and operations that may be necessary until such time the decision to sell or lease the properties has been made. The Company has been approached by various third parties to purchase or lease the properties. The value of $1.8 is the cost basis of the asset after the re-acquisition and the write off of the corresponding note receivable. Management believes that the fair value of the assets received in foreclosure approximates the carrying value of the note receivable.

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

Fair Value of Financial Instruments
The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The recorded amounts for short-term and long-term debt approximate fair market value due to the variable nature of the interest rates on the short term debt, and the fact that interest rates remain generally unchanged from issuance of the long term debt.

The fair value of derivatives associated with the sale of RMG and the receipt of Enterra Acquisition Class D shares is computed using the Black Scholes model and the volatility of the Enterra Trust units into which the Class D shares are to automatically converted at June 30, 2006. At December 31, 2005 the volatility of the Enterra Trust units was 45.14% and the market price for those shares was $16.45 per unit. The value generated by the Black Scholes model for the Class D shares of Enterra Acquisitions was $19.91 per share and the gain recognized on the derivative at December 31, 2005 was $630,900. See Notes F and L.

Asset Retirement Obligations

SFAS 143 Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligation." The statement requires the Company to record the fair value of the reclamation liability on its shut down mining and gas properties as of the date that the liability is incurred. The statement further requires that the Company review the liability each quarter and determine if a change is estimate is required as well as accrete the total liability on a quarterly basis for the future liability. Final determinations are made during the fourth quarter of each year.

The Company will also deduct any actual funds expended for reclamation during the quarter in which it occurs. As a result of the Company taking impairment allowances in prior periods on its shut down mining properties, it has no remaining book value for these properties.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

At December 31, 2003 and 2004, the price of uranium concentrates was $14.50 and $20.75 per pound, respectively. During the twelve months ended December 31, 2005, the price of uranium increased dramatically to $36.25 per pound. These increases in market prices are as a result of increased interest in the expansion of nuclear power generation in India, China, Europe and the United States. Additionally, due to historical low prices there is limited uranium capacity to fill the growing demand. The lag time to start production facilities is costly and lengthy. For these reasons the Company has rethought its prior determination of reclaiming its Shootaring uranium mill in southern Utah and its Sheep Mountain uranium properties. The extension of the reclamation plan caused a reduction of $2,075,900 in the present value of the obligation. There is no remaining book basis for these uranium assets on the books of the Company. As a result of these changes in market conditions, a credit was made to earnings during the year ended December 31, 2005 for the reduction of the carrying value of the obligations.

The following is a reconciliation of the total liability for asset retirement obligations:

	Years ended December 31,
	2005	2004
Beginning balance	$8,075,100	$7,264,700
Adjustment to liability	--	463,700
Subsequent recognition and measurement	(2,075,900)	--
Liability settled	(463,700)	--
Accretion expense	366,700	346,700
Ending balance	$5,902,200	$8,075,100

Revenue Recognition

Revenues from real estate operations are from the rental of office space in Riverton, Wyoming. All these revenues are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are for operating and overseeing oil production on the Fort Peck Reservation in Montana and charges for services rendered to UPC and RMG. The charges to UPC are for overhead charges for drilling operations and the charges to RMG are for accounting and administrative services after RMG was sold to Enterra. Management fees are recorded when the service is provided.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Stock Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. SFAS 123 allowed the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of its options granted using the Black-Scholes pricing model and the following weighted average assumptions:

	Year Ended
	December 31,
	2005	2004	2003

Risk -free interest rate	4.38%	4.82%	5.61%
Expected lives (years)	6.75	7.1	7.0
Expected volatility	78.1%	50.79%	58.95%
Expected dividend yield	--	--	--

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net gain/(loss) and pro forma net gain/(loss) per common share would have been reported as follows:

	Year Ended
	December 31,
	2005		2004	2003
Net gain (loss) to common	$8,841,500		$(6,248,700)	$(5,810,100)
shareholder as reported
Deduct: Total stock based
employee expense
determined under fair
value based method
U.S. Energy employee options	(3,617,900	) (1)	(207,100)	(652,900)
Subsidiary employee options	(1,013,500	) (2)	--	--
Pro forma net loss	$1,354,200		$(6,455,800)	$(6,463,000)

As reported, Basic	$0.55		$(0.47)	$(0.52)
As reported, Diluted	$0.55		$(0.47)	$(0.52)
Pro forma, Basic	$0.08		$(0.49)	$(0.58)
Pro forma, Diluted	$0.08		$(0.49)	$(0.58)

(1)
Includes the accelerated vesting of 804,000 employee options which were exercisable at $2.46 per share and would have vested at the rate of 268,000 shares each on July 1, 2007, 2008 and 2009. Employees who hold the options have a 21.7 year weighted average employment history with the Company and do not plan to retire. The options would not have been forfeited had they not been accelerated.

(2)
On September 2, 2004, the Board of Directors of Crested adopted (and the shareholders approved) the 2004 Incentive Stock Option Plan (the "2004 ISOP") for the benefit of Crested’s key employees. The 2004 ISOP reserves for issuance shares of the Company’s common stock equal to 20% of the Company’s shares of common stock issued and outstanding at any time and has a term of 10 years. During the year ended December 31, 2005, Crested issued 1,700,000 options under this plan to employees of USE. These options were valued for purposes of this footnote using a 4.38% Risk-free interest rate, expected lives of 9.4 years and an expected volatility of 107%.

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Net Gain (Loss) Per Share

The Company reports net gain (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding. Common shares held by the ESOP are included in the computation of earnings per share. Total shares held by the ESOP at December 31, 2005 were 455,125 shares which are allocated to participant accounts and 155,811 shares held as collateral for loans to the Company. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they were antidilutive, totaled 5,928,102, 5,628,820, and 3,790,370 at December 31, 2005, 2004 and 2003, respectively.

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

Reclassifications

Certain reclassifications have been made in the prior years financial statements in order to conform to the presentation for the current year.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us will be the first quarter of fiscal 2006. We are currently evaluating the effect of adopting FAS 123 (R) on our financial position and results of operations. If no additional options are granted during the year ended December 31, 2006 the adoption of FAS 123(R) will have little effect on earnings.

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

E. MARKETABLE SECURITIES:

The Company’s investments in available for sale securities consist of shares of Uranium Power Corporation (“UPC’) and units of Enterra and are reported at their fair values. Unrealized gains and losses are accumulated as a separate component of shareholders’ equity and are reported as comprehensive losses.

The Company's restricted held-to-maturity securities are collateral for various decommissioning, reclamation and holding costs. Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of December 31, 2005 and 2004, the cost of debt securities was a reasonable approximation of fair market value.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Investments in marketable securities consist of the following at December 31.

Available-for-sale:

		Gross
		Unrealized	Market
	Cost	Loss	Value
2005

UPC Shares	$337,800	$(86,100)	$251,700
Enterra Units	89,000	(12,000)	77,000
	$426,800	$(98,100)	$328,700

The Company received $5,916,000 during 2005 for the sale of Enterra units resulting in a realized a gain of $1,038,500.

Held-to-maturity:
	Amortized	Market
	Cost	Value
2005	$6,761,200	$6,761,200

2004	$6,773,700	$6,773,700

Interest income amounted to $278,500, $108,200 and $171,300 for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, the Company received 693,276 shares of Enterra Series D Common Stock as partial consideration for the sale of RMG. These securities are restricted until May 31, 2006 at such time they convert to marketable Enterra Units. There is no ready market for the Enterra Series D Common Stock and the Company is contractually restricted from transferring these securities. The Enterra Series D Common Stock is valued in the accompanying balance sheet at December 31, 2005 at $19.00 per share, representing the estimated fair value of the shares when acquired in June 2005. The $19.00 per share is based upon the value at the time of the marketable Enterra Units. The Company determined that the conversion feature of the Enterra Series D Common Stock is a derivative in that it is a put that is to be settled with Enterra Units. The Company has separately valued that derivative using the Black-Scholes option pricing model. The original value of the derivative was determined to be $3,466,400. The value of the derivative at December 31, 2005 was $630,900. The derivative was determined to be a fair value hedge and any change in value is recognized in the statement of operations. The net change in value and gain recorded in the statement of operations was $630,900 for the year ended December 31, 2005.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

F. MINERAL CLAIMS TRANSACTIONS:

Phelps Dodge

During prior years, the Company and Crested conveyed interests in mining claims to Amax Inc. (“Amax”) in exchange for cash, royalties and other consideration. Amax merged with Cyprus Minerals (“Cyprus Amax”) which was purchased by Phelps Dodge Mining Company (“PD”) in December 1999. The properties have not been placed into production as of December 31, 2005.

Amax, and later Cyprus Amax, were required to pay the Company and Crested an annual advance royalty of 50,000 (25,000 lbs. to each) pounds of molybdenum (or its cash equivalent). During fiscal 2000, Phelps Dodge assumed this obligation.

Phelps Dodge filed suit against the Company and Crested on June 19, 2002 regarding these matters. On February 4, 2005, the U.S. District Court of Colorado entered Findings of Fact and Conclusions of Law in a case involving the Company, Crested and PD authorizing the return of the Lucky Jack molybdenum project and associated water treatment plant to the Company and Crested. (Please see Note N Subsequent Event)

Sutter Gold Mining Inc.

Sutter Gold Mining Company (“SGMC”) was established in 1991 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

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

On December 29, 2004, a majority of SGMC was acquired by SGMI ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver, B.C. SGMI is traded on the TSX Venture Exchange. Approximately 90% of SGMI's common stock was exchanged for 40,190,647 shares of SGMI common stock. At December 31, 2004, the Company owned and controlled 65.4% of the common stock of SGMI.

The spot market price for gold has recently risen to near term highs. Sustained prices above $500 per ounce may allow SGMI to produce gold from the property on an economic basis. This conclusion is based on preliminary engineering analysis completed on the property, although, economic reserves have not been delineated. Management of SGMI is therefore pursuing the equity capital market and non-affiliated investors to obtain sufficient capital to complete the development of the mine, construct a mill and place the property into production.

Sheep Mountain Uranium Properties

On December 8, 2004, the Company and Crested entered into a Purchase and Sale Agreement Uranium Power Corp. (“UPC”), a British Columbia corporation for the sale to UPC of an undivided 50% interest in the Sheep Mountain uranium properties.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The initial purchase price for the 50% interest in the properties is $4,050,000 and 4,000,000 shares of common stock of UPC, payable by installments through December 2007. As of December 31, 2005 UPC was current in its obligations under the purchase and sales agreement. During the year ended December 31, 2005 UPC had paid $850,000 and had delivered 1,000,000 shares of its common stock to the Company and Crested. UPC will also contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). USECC and UPC, each will be responsible for 50% of costs on each project in excess of $500,000. UPC funded $503,900 exploration projects during the year ended December 31, 2005.

USECC and UPC will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties. USECC is responsible for the first $1,600,000 in reclamation costs on the properties.

Under the terms of the purchase and sale agreement the purchase price will be increased by $3,000,000 (in two $1,500,000 installments) after the uranium oxide price (long term indicator) is at or exceeds $30.00/lb for four consecutive weeks (the “price benchmark”). This price benchmark was attained before April 29, 2006, which resulted in which resulted in the two $1.5 million payments being required on April 29 and October 29, 2006.

Should UPC not make all its payments and deliver the stock required under the purchase and sales agreement, it will forfeit all payments made and not earn any interest in the properties. Closing of the agreement is required on or before December 29, 2007, with UPC’s last payment of the initial purchase price and the increase in the cash portion. At the closing, the Company and Crested will convey a 50% ownership interest in the properties to UPC which will then be contributed to a joint venture. The Company and Crested will also contribute their remaining 50% interest into the joint venture with UPC. The Company and Crested will then own 50% of the joint venture and UPC will own the remaining 50% interest. The joint venture generally will cover uranium properties in Wyoming and other properties identified in the Company's and Crested’s uranium property data base, but excluding the Green Mountain area and Kennecott’s Sweetwater uranium mill, the Shootaring Canyon uranium mill in southeast Utah (and properties within ten miles of that mill), and properties acquired in connection with a future joint venture involving that mill.

The terms of the agreement with UPC were modified subsequent to December 31, 2005.  (Please see Note N Subsequent Event)

Plateau Resources Limited

During fiscal 1994, the Company entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited (“Plateau”), a Utah corporation. Plateau owns a uranium processing mill, the Shootaring Canyon Uranium Mill (“Shootaring Mill”) and support facilities and certain other real estate assets through its wholly-owned subsidiary, Canyon Homesteads, Inc., in southeastern Utah. The Company paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2005, Plateau has a cash security in the amount of approximately $6.8 million to cover reclamation and annual licensing of the properties (see Note K). The Company and Crested have agreed to divide equally the cash flows derived from operations and a portion of certain reclamation obligations.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

On August 1, 2003, the Company and Crested effectively sold their interest in the Ticaboo Town site in southern Utah as a result of Plateau entering into a Stock Purchase Agreement to sell all the outstanding shares of Canyon Homesteads, Inc. (“Canyon”) to The Cactus Group LLC, a newly formed Colorado limited liability company. The Cactus Group purchased all of the outstanding stock of Canyon for $3,370,000. Cactus made all of its payments until the fourth quarter of the year ended December 31, 2005. Subsequent to the close of the year ended December 31, 2005 the Company foreclosed on the Ticaboo town site assets. (Please see Note N Subsequent Event)

The Company and Crested are currently evaluating the best utilization of Plateau’s assets. The price of uranium at December 31, 2005 was $36.25 per pound. In response to the price of uranium increases application was made with the State of Utah on December 22, 2005 to change the status of the Shootaring Mill from standby to operational. Equity or Joint Venture partners are being sought to develop surrounding mine properties and place the Shootaring Mill in operating status.

Rocky Mountain Gas, Inc.

In 1999, the Company and Crested organized Rocky Mountain Gas, Inc. (“RMG”) to enter into the coalbed methane gas/natural gas business. RMG was engaged in the acquisition of coalbed methane gas properties and the future exploration, development and production of methane gas from those properties.

On June 1, 2005, Enterra US Acquisitions Inc. (“Acquisitions”) (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) acquired all the outstanding stock of RMG, for which Enterra paid $500,000 cash and issued $5,234,000 of Enterra units (the "Enterra Initial Units"), net of the $266,000 adjustment for the purchase of overriding royalty interests (effected May 1, 2005); and Acquisitions issued $14,000,000 of Class D shares of Acquisitions. The Enterra Initial Units and the Class D shares were issued pro rata to the RMG shareholders. USE’s and Crested's participation in the consideration received was approximately $18,341,600. USE’s consolidated subsidiary, Yellowstone Fuels, Inc. (“YSFI”) also received approximately $296,700.

The Enterra Initial Units received by the Company and Crested were sold during the quarter ended September 30, 2005 resulting in a gain of $1,038,500. The Initial Units received by YSFC are reflected on the Company’s consolidated balance sheet as $77,100 in marketable securities and the Class D shares of Acquisitions received by the Company, Crested and YSFI are carried as $13,803,200 as investments in non-affiliates. The Company is required to hold the Class D shares of Acquisitions for a period of one year from June 1, 2005. After the holding period is satisfied, the Company can exchange these shares on a one for one basis for units in Enterra which will then be saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”).

For further discussion of the sale of RMG please see Note L, Discontinued Operations.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Pinnacle

On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM and seven affiliates of Credit Suisse First Boston Private Equity (“CSFB Parties”). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG’s books at a cost of $957,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation (“Pinnacle”). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle (“Pinnacle Common Stock”) as of the closing date and options to purchase Pinnacle Common Stock (“Pinnacle Stock Options”). CFSB contributed $5.0 million for 25% of the common stock of Pinnacle and agreed under certain terms to fund additional acquisition and development programs.

Pinnacle is a private corporation. At December 31, 2005, the Company owned 21% and Crested owned 11.3% of the common stock of Pinnacle prior to redemption of the preferred shares held by CSFB and the exercise of outstanding warrants and options to purchase common shares of Pinnacle. Although the Company owns a consolidated 32.3% of the outstanding common stock of Pinnacle, it does not own a controlling interest due to the redeemable preferred shares held by the CSFB parties. At such time as the redeemable preferred are converted to common shares the Company’s consolidated ownership interest will be below 20%. Pinnacle is therefore accounted for using the cost method. Only such information about Pinnacle as its board of directors elects to release is available to the public. All other information about Pinnacle is subject to confidentiality agreements among Pinnacle, RMG and the other parties to the June 2003 transaction.

G. DEBT

As of December 31, 2005 and 2004 the Company and its subsidiaries had current and long term liabilities associated with the comprehensive loss from hedging of coalbed methane gas, deferred rents, leases, self funding of employee health insurance, accrued holding costs of uranium properties and accrued retirement costs.

Other current liabilities:
	December 31,
	2005	2004
Comprehensive loss from hedging	$--	$436,000
Employee health insurance self funding	101,200	297,900
Deferred rent	25,500	26,500
Accrued expenses	36,100	--
Mineral property lease	69,700	69,700
	$232,500	$830,100

Other long term liabilities:
Accrued retirement costs	$43,300	$--
Holding costs of uranium property	1,357,200	1,654,400
	$1,400,500	$1,654,400

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The Company has a $750,000 line of credit from a commercial bank. The line of credit has a variable interest rate (8.25% as of December 31, 2005). The weighted average interest rate for the year ended December 31, 2005 was 7.15%. As of December 31, 2005, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property and a share of the net proceeds of fees from production of certain oil wells.

Long-term Debt

The components of long-term debt as of December 31, 2005, and 2004 are as follows:

	December 31,
	2005	2004
USECC installment notes - collateralized
by equipment; interest at 5.25%
to 9.0%, matures in 2006-2010	$969,000	$1,192,300
SGMC installment notes - collateralized
by certain properties, interest at
8.0% maturity 2009	37,900	46,500
PLATEAU installment note - collateralized
by property, interest at 6.0%	29,900	--
USE convertible note with Geddes - net of discount
collateralized by equipment coalbed methane
leases and 4,000,000 shares of RMG stock
interest at 10%, maturity 2006	--	3,000,000
Discount for issuance of USE warrants	--	(315,800)
Amortization of warrants discount	--	42,800
--		2,727,000
RMG production related note with HPC - collateralized
by gas properties and production,
interest at 11.0%	--	3,700,000
Additional borrowings	--	479,700
Discount for issuance of USE warrants	--	(80,400)
Discount for overriding royalty	--	(314,200)
Payment of principal	--	(690,900)
Amortization of warrant and royalty discount	--	120,600
	--	3,214,800
	1,036,800	7,180,600
Less current portion	(156,500)	(3,400,100)
	$880,300	$3,780,500

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

HPC Capital Management

On February 9, 2005, USE closed a financing pursuant to a securities purchase agreement with seven accredited investors for the issuance of $4,720,000 in face amount of debentures maturing February 4, 2008, and three year warrants to purchase common stock of the company. The face amount of the debentures included simple annual interest at 6% ($720,000 in interest expense); the investors paid $4,000,000 for the debentures. A commission of 7% on the $4,000,000 was paid by the company to HPC Capital Management (a registered broker-dealer) in connection with the transaction, and the company paid $20,000 of the investors’ counsel’s legal fees, resulting in net proceeds to the company of $3,700,000. Net proceeds were intended to be used by the Company for general working capital.

The debentures were unsecured; the face amount of the debentures were payable every six months from February 4, 2005, in five installments of 20%, in cash or in restricted common stock of the Company at the lower of $2.43 per share (the “set price”) or 90% of the volume weighted average price of the company’s stock for the 90 trading days prior to the repayment date.  At any time, the debentures were convertible to restricted common stock of the company at the set price. The fair market value of the Company’s common stock at closing was $3.13 per share. The difference from the conversion set price and the market price at closing, $3.13 per share, resulted in a beneficial conversion feature of $1,669,500 which was to be amortized over the life of the debenture.

The Company issued warrants to the investors, expiring February 4, 2008, to purchase 971,193 shares of restricted common stock, at $3.63 per share (equal to 110% of the NASDAQ closing price for the Company’s stock on February 3, 2005). The number of shares underlying the warrants equals 50% of the shares issuable on full conversion of the debentures at the set price (as if the debentures were so converted on February 4, 2005). If in any period of 20 consecutive trading days the Company’s stock price exceeds 200% of the warrants’ exercise price, on each of the trading days, all of the warrants shall expire on the 30th day after the Company sends a call notice to the warrant holders. A discount of $1,029,800 was taken against the debenture balance as a result of the issuance of these warrants. The discount was to be amortized over the life of the debenture.

Warrants to purchase 100,000 shares, at the same price and for the same term as the warrants issued to the investors, have been issued to HPC Capital Management as additional compensation for its services in connection with the transaction with the investors.

The Company agreed to file with the Securities and Exchange Commission a registration statement to cover the future sale by the investors of the shares issuable in payment and/or conversion of the debentures, and the shares issuable on exercise of the warrants. The registration statement also covered the future sale by HPC Capital Management of the shares issuable on exercise of the warrants issued to HPC in connection with the transaction.

HPC converted the entire face value of the debenture of $4,720,000 for the issuance of 1,942,387 shares of the Company’s common stock during the second and third quarters of the year ended December 31, 2005. The entire amount of the warrant discount and the beneficial conversion factor was expensed as of December 31, 2005.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Geddes

On July 30, 2004, the Company entered into a credit agreement with Geddes and Company ("Geddes"), based in Phoenix, Arizona, to borrow up to $3 million. Proceeds from the credit facility were used to acquire and develop gas properties, and for general corporate purposes of the Company. On May 26, 2005 the Company and Geddes amended the credit agreement. The Company agreed to prepay the $3 million plus interest in installment payments of $250,000 each through April 1, 2006. The Company also agreed to deliver to Geddes 10,664 Enterra Acquisition shares and 53,191 shares of the Company’s common stock valued at $225,000. At December 31, 2005, the entire debt to Geddes was retired and no further obligation or commitment was outstanding under the credit agreement.

H.  INCOME TAXES:

The components of deferred taxes as of December 31, 2005 and 2004 are as follows:

	December 31,
Deferred tax assets:	2005	2004
Deferred compensation	$60,200	$1,565,700
Accrued reclamation	782,900	--
Allowances for bad debts	11,000	--
Tax basis in excess of book (Pinnacle Stock)	1,799,400	--
Net operating loss carry forwards	4,530,200	4,147,400
Tax credits (AMT credit carryover)	135,000	--
Non-deductible reserves and other	--	523,000
Tax basis in excess of book basis	--	994,700
Total deferred tax assets	7,318,700	7,230,800

Deferred tax liabilities:
Book basis in excess of tax basis	--	(1,397,900)
Book basis in excess of tax basis	(214,500)	--
Accrued reclamation	(1,083,600)	--
Development and exploration costs	--	(109,400)
Total deferred tax liabilities	(1,298,100)	(1,507,300)
	6,020,600	5,723,500
Valuation allowance	(6,020,600)	(5,723,500)
Net deferred tax asset	$--	$--

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The valuation allowance increased $297,100 for the year ended December 31, 2005 and $3,563,500 for the year ended December 31, 2004. The increase in the valuation allowance during 2005 includes the effect of the disposition of RMG and related deferred tax assets and valuation allowances.

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Year ended December 31,
	2005	2004	2003
Expected federal income tax expense (benefit)	$(1,967,100)	$(2,133,800)	$(2,405,800)
Net operating loss not previously benefited
and other	--	(1,429,700)	363,700
Dividends received deduction	(1,700,000)	--	--
Interest expense adjustment	1,190,400	--	--
Valuation Allowance	2,476,700	3,563,500	2,042,100
Income tax provision	$--	$--	$--

There were no taxes payable at December 31, 2005 and 2004. Total taxes paid during the year ended December 31, 2005 was $235,000 for alternative minimum tax resulting from the sale of RMG.

At December 31, 2005, the Company had available, for federal income tax purposes, net operating loss carry forwards (“NOL”) of approximately $13,324,200 which will expire from 2006 to 2023. The Internal Revenue Code contains provisions which may limit the NOL carry forwards available which can be used in a given year when significant changes in Company ownership interests occur.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000. The Company’s income tax liabilities are settled through fiscal 2000.

I.  SEGMENTS AND MAJOR CUSTOMERS:

During the years ended December 31, 2004 and 2003 the Company had business activities in coalbed methane gas property acquisition, exploration and production. The Company also had a reportable industry segment in commercial activities through motel, real estate and airport operations. The Company sold RMG on June 1, 2005 which resulted in only one business segment, commercial activities. No presentation of business segments is therefore made at December 31, 2005 as all coalbed methane gas operations are accounted for as discontinued operations.

J.  SHAREHOLDERS’ EQUITY:

Stock Option Plans

The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan for the benefit of USE’s key employees. The Option Plan, as amended and renamed the 1998 Incentive Stock Option Plan (“1998 ISOP”), reserved 3,250,000 shares of the Company’s $.01 par value common stock for issuance under the 1998 ISOP. Options which expired without exercise were available for reissue until the 1998 ISOP was replaced by the 2001 ISOP.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

During the years ended December 31, 2005, 2004 and 2003 the following activity occurred under the 1998 ISOP:

	2005		2004	2003
Grants
Qualified	--		--	--
Non-Qualified	--		--	--
	--		--	--

Price of Grants
High	--		--	--
Low	--		--	--

Exercised
Qualified	142,907		--	77,832
Non-Qualified	55,234		--	71,453
	198,141	(1)	--	149,285
Total Cash Received	$-		--	$364,200

Forfeitures/Cancellations
Qualified	--		--	34,782
Non-Qualified	--		--	64,233
	--		--	99,015

(1) All options were exercised by the surrender and cancellation of shares of common stock of the Company owned by the employees.

In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's key employees. The 2001 ISOP (amended in 2004 and approved by the shareholders) reserves for issuance shares of the Company’s common stock equal to 20% of the Company’s shares of common stock issued and outstanding at any time. The 2001 ISOP has a term of 10 years.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

During the years ended December 31, 2005, 2004 and 2003, the following activity occurred under the 2001 ISOP:

	2005	2004	2003
Grants
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--

Price of Grants
High	--	--	--
Low	--	--	--

Exercised
Qualified	142,907	--	77,832
Non-Qualified	55,234	--	71,453
	198,141	--	149,285
Total Cash Received	$--	--	$364,200

Forfeitures/Cancellations
Qualified	--	--	34,782
Non-Qualified	--	--	64,233
	--	--	99,015

(1) All options were exercised by the surrender and cancellation of shares of common stock of the Company owned by the employees.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The 2001 ISOP replaces the 1998 ISOP, however, options granted under the 1998 ISOP remain exercisable until their expiration date under the terms of that Plan.

The following table represents the activity in employee options for the periods covered by the Annual Report for the year ended December 31, 2005 that are not in employee stock option plans:

	Year ended December 31,
	2005	2004	2003
Grants
Qualified	--	--	--
Non-Qualified	--	--	10,000
	--	--	10,000

Price of Grants
High	--	--	$2.90
Low	--	--	$2.90

Exercised
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--
Total Cash Received	--	--	--

Forfeitures/Cancellations
Qualified	--	--	--
Non-Qualified	--	10,000	10,000
	--	10,000	10,000

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

A summary of the Employee Stock Option Plans activity in all plans for the year ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning
of the period	4,123,646	$2.66	2,873,646	$2.74	3,565,946	$2.76
Granted	700,000	$3.86	1,272,000	$2.46	10,000	$2.90
Forfeited	(65,000)	$2.46	(22,000)	$2.66	(426,679)	$3.17
Exercised	(502,870)	$2.50	--	--	(275,621)	$2.35
Outstanding at period end	4,255,776	$2.88	4,123,646	$2.66	2,873,646	$2.74
Exercisable at period end	4,017,776	$2.90	2,863,646	$2.74	2,873,646	$2.74

Weighted average fair
value of options
granted during
the period		$3.64		$1.66		$0.87

The following table summarized information about employee stock options outstanding and exercisable at December 31, 2005:

	Options	Weighted		Options
	outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	esercise	December 31,	esercise
Range	2005	Life in years	price	2005	price
$2.00	251,090	2.73	$2.00	251,090	$2.00
$2.01 - $2.25	468,668	5.93	$2.25	468,668	$2.25
$2.26 - $2.40	826,094	5.02	$2.40	826,094	$2.40
$2.41 - $2.46	1,142,675	8.5	$2.46	904,675	$2.46
$2.47 - $2.88	189,321	2.73	$2.88	189,321	$2.88
$2.89 - $3.86	700,000	9.78	$3.86	700,000	$3.86
$3.87 - $3.90	677,928	5.93	$3.90	677,928	$3.90
	4,255,776	6.75	$2.88	4,017,776	$2.90

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Employee Stock Ownership Plan

The Board of Directors of the Company adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of all the Company’s employees. Employees become eligible to participate in the ESOP after one years of service which must consist of at least 1,000 hours worked. After the employee becomes a participant in the plan he or she must have a minimum of 1,000 hours of service in each plan year to be considered for allocations of funding from the Company. Employees become 20% vested after three years of service and increase their vesting by 20% each year thereafter until such time as they are fully vested after eight years of service. An employee’s total compensation paid, which is subject to federal income tax, up to a limit of $150,000 annually is the basis for computing how much of the total annual funding is contributed into his or her personal account. An employee’s compensation divided by the total compensation paid to all plan participants is the percentage that each participant receives on an annual basis. The Company funds 10% of all eligible compensation annually in the form of common stock and may fund up to an additional 15% to the plan in common stock. As of December 31, 2005, all shares of the Company’s stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $129,900.

During the year ended December 31, 2005 the Board of Directors of the Company contributed 56,494 shares to the ESOP at the price of $4.65 for a total expense of $262,600. This compares to contributions to the ESOP during the year ended December 31, 2004 and 2003 of 70,439 and 76,294 shares to the ESOP at prices of $2.96 and $3.10 per share, respectively. The Company has expensed $262,600, $208,500 and $236,400 during the years ended December 31, 2005, 2004, 2003 respectively related to these contributions.

During prior years the Company loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. The Company paid the ESOP 2,350 shares as dividends on the shares the ESOP had purchased. During the year ended May 31, 1996, 10,089 of these shares were used to fund the Company's annual funding commitment and reduce the loan to the Company by $87,300. During a previous year the loans were also adjusted by $436,500 to reflect their value at the time. The loans at December 31, 2005 are reflected as unallocated ESOP contribution of $490,500 in the equity section of the accompanying Consolidated Balance Sheets and are secured by 155,811 unallocated shares purchased under the loan.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

Warrants to Others

As of December 31, 2005, there were 1,672,326 warrants outstanding to purchase shares of the Company's common stock. The Company values these warrants using the Black-Scholes option pricing model and expenses that value over the life of the warrants. Activity for the periods ended December 31, 2005 for warrants is represented in the following table:

	Year ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning
of the period	1,505,174	$3.35	907,209	$3.51	990,393	$3.37
Granted	1,396,195	3.70	868,465	2.87	224,875	4.32
Forfeited	(316,968)	3.41	(145,500)	2.63	(176,463)	3.67
Expired	(1,713)	3.00	--	--	--	--
Exercised	(910,362)	3.65	(125,000)	2.01	(131,596)	3.55
Outstanding at period end	1,672,326	$3.47	1,505,174	$3.35	907,209	$3.51
Exercisable at period end	1,642,326	$3.49	1,044,152	$3.43	831,724	$3.41

Weighted average fair
value of options
granted during
the period		$1.37		$0.79		$0.93

The following table summarized information about non employee warrants outstanding and exercisable at December 31, 2005:

	Options	Weighted		Options
	outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2005	Life in years	price	2005	price
$2.00	10,000	0.25	$2.00	10,000	$2.00
$2.25 - $2.40	40,000	5.48	$2.33	40,000	$2.33
$2.46 - $2.88	175,000	7.67	$2.52	145,000	$2.53
$3.00 - $3.30	323,113	2.07	$3.06	323,113	$3.06
$3.63 - $3.75	654,838	2.01	$3.64	654,838	$3.64
$3.81 - $3.86	225,000	6.48	$3.85	225,000	$3.85
$3.90 - $4.00	109,375	2.44	$3.96	109,375	$3.96
$4.23 - $4.30	135,000	1.23	$4.26	135,000	$4.26
	1,672,326	3.25	$3.47	1,642,326	$3.49

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

These warrants are held by persons or entities other than employees, officers and directors of the Company.

Forfeitable Shares

Certain of the shares issued to officers, directors, employees and third parties are forfeitable if certain conditions are not met. Therefore, these shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn-out dates of certain individuals were extended until retirement. The Company recorded $171,100 of compensation expense for the year ended December 31, 2005 compared to $216,800 and $284,700 for the years ended December 31, 2004 and 2003 respectively. The accompanying balance sheet at December 31, 2005 includes a deferred charge of $151,600 of which $112,500 is included in prepaid expenses. A schedule of total forfeitable shares for the Company is set forth in the following table:

	Number of	Issue	Total
Issue Date	Shares	Price	Compensation
Balance at May 31, 2002
and December 31, 2002	500,788		$3,009,900
March 24, 2003	43,378	$3.50	151,900
Shares earned	(78,286)	--	(435,200)
Totals
Balance at
December 31, 2003	465,880		$2,726,600
Shares earned	(23,140)	--	(127,600)
Balance at
December 31, 2004 and
December 31, 2005	442,740		$2,599,000

K. COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

Material proceedings pending at December 31, 2005, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Other proceedings which were pending during the year have been settled or otherwise immaterial.

Sheep Mountain Partners Arbitration/Litigation

In 1991, disputes arose between the Company, Crested and Nukem, Inc. and its subsidiary Cycle Resource Investment Corp. ("CRIC"), concerning the formation and operation of their equally owned Sheep Mountain Partners (SMP) partnership. Arbitration proceedings were initiated by CRIC in June 1991 and on July 2, 1991, the Company and Crested filed a lawsuit against Nukem, CRIC and others in the U.S. District Court of Colorado in Civil Action No. 91B1153. The Federal Court stayed the arbitration proceedings and discovery proceeded against Nukem/CRIC. In February 1994, the parties agreed to consensual and binding arbitration of all of their disputes over SMP before an arbitration panel (the "Panel").

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The Panel entered an Order and Award in April 1996, finding generally in favor of the Company and Crested on certain of their claims and imposed a constructive trust in favor of Sheep Mountain Partners on uranium contracts Nukem entered into to purchase uranium from three CIS republics, and also awarded SMP damages of $31,355,100 against Nukem. Further legal proceedings ensued. On appeal, the 10th Circuit Court of Appeals ("CCA") issued an Order and Judgment affirming the U.S. District Court's Second Amended Judgment without modification. The ruling affirmed (i) the imposition of a constructive trust in favor of SMP on Nukem's rights to purchase CIS uranium, the uranium acquired pursuant to those rights, and the profits there from; and (ii) the damage award in favor of SMP against Nukem.

As a result of further proceedings, the U.S. District Court appointed a Special Master to conduct an accounting of the constructive trust. The U.S. District Court adopted the Special Master’s report in part and rejected it in part, and entered judgment on August 1, 2003 in favor of the Company and Crested and against Nukem for $20,044,200. In early 2004, the parties appealed this judgment to the CCA.

On February 24, 2005, a three judge panel of the CCA vacated the judgment of the U.S. District Court and remanded the case to the Panel for clarification of its 1996 Orders and Award. In remanding this case, the CCA stated: "The arbitration award in this case is silent as to the definition of 'purchase rights' and the 'profits there from,' including the valuation of either. Also unstated in the award is the duration of the constructive trust and whether and what costs should be deducted when computing the value of the constructive trust. Further, the arbitration panel failed to address whether prejudgment interest should be awarded on the value of the constructive trust. As a result, the district court's valuation of the constructive trust was based upon extensive guesswork. Therefore, a remand to the arbitration panel for clarification is necessary, despite the long and tortured procedural history of this case."

The Arbitration Panel (“Panel”) held a Status Conference Hearing in Denver, Colorado on August 26, 2005 to consider the procedures, schedule and scope of the remand. On August 26, 2005, the Panel directed the parties to make written submissions to resolve the issues concerning the definition of the Constructive Trust and its components (e.g. purchase rights).

The Panel issued a written order on August 31, 2005 confirming this directive. Nukem’s request to present new facts and evidence on the issue of the Constructive Trust was rejected by the Panel. All submissions are specifically limited to the facts introduced into evidence before the Panel in the 1994 and 1995 hearings, currently in the record. Initial submissions were due to the Panel on November 4, 2005 and reply submissions were due on December 6, 2005. A one day hearing was held in New York City on December 20, 2005. On January 3, 2006 the Panel entered an amended order requesting additional information concerning the CIS contracts be submitted by the parties by February 3, 2006.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge Litigation

The Company and Crested are parties to a lawsuit on June 19, 2002, filed in the U.S. District Court of Colorado (Case No. 02-B-0796(PAC)) by Phelps Dodge Corporation (“PD”) and its subsidiary, Mt. Emmons Mining Company (“MEMCO”), over contractual obligations in USECC’s agreement with PD’s predecessor companies, concerning mineral properties on Lucky Jack Project (formerly the Mount Emmons molybdenum properties), near Crested Butte, Colorado.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

The litigation relates to agreements from 1974 when the Company and Crested leased the mining claims to Amax Inc., PD’s predecessor company. The mining claims cover one of the world’s largest and richest deposits of molybdenum, which was discovered by Amax.

The June 19, 2002 complaint filed by PD and MEMCO sought a determination that PD’s acquisition of Cyprus Amax was not a sale. Under a 1986 agreement between the Company, Crested and Amax, if Amax sold MEMCO or its interest in the mining properties, the Company and Crested would receive 15% (7.5% each) of the first $25 million of the purchase price ($3.75 million). In 1991, Cyprus Minerals Company acquired Amax to form Cyprus Amax Mineral Co. The Company and Crested’s counter and cross-claims alleged that in 1999, PD formed a wholly-owned subsidiary CAV Corporation, for the purpose of purchasing the controlling interest in Cyprus Amax and its subsidiaries (including MEMCO) and making Cyprus Amax a subsidiary of PD. Therefore, the Company and Crested asserted that the acquisition of Cyprus Amax by PD was a sale of MEMCO and the properties that triggered the obligation of Cyprus Amax to pay the Company and Crested the $3.75 million plus interest.

The other issues in the litigation were whether the Company and Crested must, under terms of a 1987 Royalty Deed, accept PD's and MEMCO's conveyance of the Lucky Jack Project back to the Company and Crested, which properties now include a plant to treat mine water, costing in excess of $1 million a year to operate in compliance with State of Colorado regulations. PD's and MEMCO's claim sought to obligate the Company and Crested to assume the operating costs of the water treatment plant. The Company and Crested asserted counterclaims against the defendants, including a claim for nonpayment of advance royalties.

On July 28, 2004, the Court entered an Order granting certain of PD's motions and denying the Company and Crested’s counterclaims and cross-claims. The case was tried in late 2004.

On February 4, 2005, the Court entered Findings and Fact and Conclusions of Law and ordered that the conveyance of the Lucky Jack Project includes the transfer of ownership and operational responsibility for the Water Treatment Plant, and that PD does not owe the Company and Crested any advanced royalty payments.

The Company and Crested has filed a motion with the Court to amend the Order to determine that the decreed water rights from the Colorado Supreme Court opinion (decided in 2002, finding that the predecessor owners of the Lucky Jack Project had rights to water to develop a mine), and any other appurtenant water rights, be conveyed to the Company and Crested. The motion is pending.

PD, the Company and Crested have been engaged in settlement discussions in an attempt to resolve the remaining issues and avoid an appeal of the District Court’s Judgment. In view of the ongoing discussions and in the interest of conserving judicial and party resources, on April 5, 2005, the parties filed a Joint Motion to Stay Ruling on Motion to Amend Judgment and to Extend Stay of Execution Pending Appeal. On April 7, 2005, the Court granted the motion and entered an order staying the Company’s and Crested’s Motion to Amend Judgment until ten days after filing of written notice by PD that settlement has not been achieved. The parties have filed joint status reports which have stayed the parties’ various motions.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against the Company and Crested. PD is claiming $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. The Company and Crested have filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of the Company believes that no monies are due to PD. Resolution of these issues will not affect PD’s February 28, 2006 conveyance of the Lucky Jack Project, and the water treatment plant, to the Company and Crested.

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against the Company in Wyoming Federal District Court, Case No. 05-CV-0143-J for breach of contract. Coastline is claiming partial performance fees for a private placement that was unsuccessful. Coastline and USE had entered into an engagement letter on July 22, 2004. The Company filed an answer and counterclaims on June 22, 2005. The parties are conducting discovery in the case. A jury trial is scheduled for April 3, 2006 on this matter.

ASSET RETIREMENT OBLIGATIONS

Sheep Mountain Uranium Properties

The Company is responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain uranium properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities and they jointly determined that the reclamation liability was $2,302,800. The Company is self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

Sutter Gold Mining Inc.

SGMI's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $22,400 which is covered by a cash reclamation bond. This amount was recorded by SGMI as a reclamation liability as of December 31, 2005.

Plateau Resources Limited

The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2005, the present value at 8% of the reclamation liability on the Plateau properties was $3,577,000. Plateau holds a cash deposit for reclamation in the amount of approximately $6.8 million.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

401(K) PLAN

The Board of Directors of USE adopted the U.S. Energy Corp. 401(K) Plan ("401(K)") in 2004, for the benefit of USE employees. The Company matches 50% of an employee’s salary deferrals up to a maximum Company contribution per employee of $4,000 annually. The Company expensed $52,800 and $37,900 for the years ended December 31, 2005 and 2004, respectively related to these contributions.

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

In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate five of its executive officers and the president of RMG. Under the Plan, 10,000 shares may be issued to each officer each year. 100,000 shares were issued under the Plan during the year ended December 31, 2003, as compensation for the year ended December 31, 2003 and the seven months ended December 31, 2002. During the years ended December 31, 2005 and 2004 additional shares of 60,000 and 50,000 respectively were issued to the officers. The Officers have agreed not to sell the shares granted under the 2001 Stock Award Plan and the Company has agreed to pay all taxes due on the shares granted to the Officers.

The Company and Crested are committed to pay the surviving spouse or dependant children of certain of the officers one years’ salary and an amount to be determined by the Boards of Directors, for a period of up to five years thereafter. This commitment applies only in the event of the death or total disability of those officers who are full-time employees of the Company at the time of total disability or death. The maximum compensation due under these agreements for the officers covered by the agreement for the first year after their deaths, should they die in the same year, is $340,000 at December 31, 2005. Certain officers and employees have employment agreements with the Company and Crested.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

On October 20, 2005 the Board of Directors of the Company and Crested adopted an Executive Retirement Policy for the Chairman/CEO, Chairman Emeritus, President/COO, CFO/Treasurer/V.P. Finance, Senior Vice President and General Counsel. Under the terms of the Retirement Plan, the retired executive will receive monthly installments in accordance with the normal bi-weekly payroll practices of the Company in the amount of 50% of the greater of (i) that amount of compensation the Executive Officer received as base cash pay on his/her final regular pay check or (ii) the average annual pay rate, less all bonuses, he/she received over the last five years of his/her employment with Company. To be eligible for this benefit, the executive officer must serve in one of the designated executive offices for 15 years, reach the age of 60 and be an employee of USE on December 31, 2010. The compensation expense for the year ended December 31, 2005 was $43,300.

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of the work required to develop and sell RMG, management of the Company accepted the recommendation of its Compensation Committee to pay all employees and directors a bonus upon the closing of the sale of RMG to Enterra. The board of directors has granted similar bonuses in the past. In addition, bonuses may be paid to some of the key individuals involved over the past 14 years in the Nukem case once it is resolved.

OPERATING LEASES

The Company is the lessor of portions of the office buildings and building improvements that it owns. The Company occupies the majority of the main office building. The leases are accounted for as operating leases and expire at various periods through January, 2007, and provide for minimum monthly receipts of $16,400 through December, 2006. All of the Company's leases are for two years or less.

The total costs of the office buildings and building improvements totaled $4,213,000 as of December 31, 2005 and 2004 and accumulated depreciation amounted to $2,464,900 and $2,374,400 as of December 31, 2005 and 2004, respectively. Rental income under the agreements was $238,200, $245,000 and $256,500 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum receipts for non-cancelable operating leases are as follows:

Years Ending
December 31,	Amount
2006	$113,700
2007	$12,500

L. DISCONTINUED OPERATIONS:

During the third quarter of the year ended December 31, 2003, the Company sold its motel and retail operations in southern Utah. The financial statements for all of the periods presented have been revised to present these operations as discontinued. Subsequent to December 31, 2005, the Company foreclosed on the properties and received them back. At filing date, management of the Company does not plan on operating the properties. The Company is seeking third party management to operate the properties or another buyer for the property. See Note N.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

On June 1, 2005, the Company and Crested closed on the sale of their interests in RMG to Enterra Energy Trust. The sale agreement states that the effective date of the sale to Enterra was April 1, 2005. Therefore, the revenues and expenditures presented for 2005 as discontinued operations are for the three month period ending March 31, 2005. The financial statements for all of the periods presented have been revised to present these operations as discontinued.

	Year ending December 31,
	2005	2004	2003
Gain on sale of discontinued segment
Gain	$15,768,500	$--	$--
Taxes paid	(235,000)	--	--
	$15,533,500	$--	$--

Loss from discontinued operations
Rocky Mountain Gas
Revenues	$1,110,100	$3,826,100	$201,900
Expenditures	(1,309,000)	(5,502,300)	(2,373,100)
Other	(127,200)	(262,300)	460,600
	$(326,100)	$(1,938,500)	$(1,710,600)

Canyon Homesteads
Revenues	$--	$--	$316,300
Expenditures	--	--	(666,100)
Other	--	--	--
	$--	$--	$(349,800)
Total loss from discontinued operations	$15,207,400	$(1,938,500)	$(2,060,400)

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

M. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

U.S. ENERGY CORP.
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$157,500	$167,100	$183,500	$341,400

Operating loss	$(980,400)	$(1,481,600)	$(2,420,900)	$(1,184,000)

Gain (loss) from continuing operations	$(4,503,000)	$1,228,600	$(1,819,100)	$(1,272,400)

Discontinued operations, net of tax	$--	$(188,100)	$15,721,600	$(326,100)

Net gain (loss)	$(4,503,000)	$1,040,500	$13,902,500	$(1,598,500)

Gain (loss) per share, basic
Continuing operations	$(0.26)	$0.06	$(0.12)	$(0.09)
Discontinued operations	$--	$(0.01)	$1.02	$(0.02)
	$(0.26)	$0.06	$0.91	$(0.11)

Basic weighted average
shares outstanding	17,624,085	17,229,336	15,352,966	14,398,093

Gain (loss) per share, diluted
Continuing operations	$(0.25)	$0.07	$(0.12)	$(0.09)
Discontinued operations	$--	$(0.01)	$1.00	$(0.02)
	$(0.25)	$0.06	$0.88	$(0.11)

Diluted weighted average
shares outstanding	18,066,825	17,672,076	15,795,706	14,398,093

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

U.S. ENERGY CORP.
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Operating revenues	$264,500	$272,300	$141,600	$137,200

Operating loss	$(1,124,400)	$(1,147,500)	$(1,273,100)	$(1,438,100)

Loss from continuing operations	$(982,800)	$(1,164,800)	$(863,400)	$(1,299,200)

Discontinued operations, net of tax	$(277,600)	$(439,300)	$(745,800)	$(475,800)

Net loss	$(1,260,400)	$(1,604,100)	$(1,609,200)	$(1,775,000)

Loss per share, basic
Continuing operations	$(0.07)	$(0.09)	$(0.07)	$(0.10)
Discontinued operations	$(0.02)	$(0.03)	$(0.06)	$(0.04)
	$(0.09)	$(0.12)	$(0.13)	$(0.14)

Basic weighted average
shares outstanding	14,023,456	13,490,917	12,873,194	12,319,657

Loss per share, diluted
Continuing operations	$(0.07)	$(0.09)	$(0.07)	$(0.11)
Discontinued operations	$(0.02)	$(0.03)	$(0.06)	$(0.04)
	$(0.09)	$(0.12)	$(0.13)	$(0.14)

Diluted weighted average
shares outstanding	14,023,456	13,490,917	12,873,194	12,319,657

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

U.S. ENERGY CORP.
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Operating revenues	$125,600	$123,400	$171,700	$214,800

Operating loss	$(1,465,500)	$(1,836,100)	$(814,400)	$(950,800)

Loss earnings from continuing operations	$(1,640,700)	$(1,782,100)	$(834,900)	$(1,107,600)

Discontinued operations, net of tax	$(264,900)	$(199,600)	$(1,396,600)	$(199,300)

Cumulate effect of accounting change	$--	$--	$--	$1,615,600

Net earnings (loss)	$(1,905,600)	$(1,981,700)	$(2,231,500)	$308,700

(Loss) earnings per Share, basic
Continuing operations	$(0.15)	$(0.16)	$(0.07)	$(0.10)
Discontinued operations	$(0.02)	$(0.02)	$(0.13)	$(0.02)
Cumulative effect of
accounting change	$--	$--	$--	$0.15
	$(0.17)	$(0.18)	$(0.20)	$0.03

Basic weighted average
shares outstanding	11,383,576	11,127,796	10,967,229	10,881,394

(Loss) earnings per Share, diluted
Continuing operations	$(0.15)	$(0.16)	$(0.07)	$(0.10)
Discontinued operations	$(0.02)	$(0.02)	$(0.13)	$(0.02)
Cumulative effect of
accounting change	$--	$--	$--	$0.14
	$(0.17)	$(0.18)	$(0.20)	$0.03

Diluted weighted average
shares outstanding	11,383,576	11,127,796	10,967,229	11,385,593

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

N. SUBSEQUENT EVENTS

Uranium Power Corp

On January 13, 2006, USECC amended their December 8, 2004 Purchase and Sale Agreement with UPC. UPC has paid USECC $2,152,000 pursuant to the amendment.

•
The original agreement required UPC to pay USECC $800,000 and issue 750,000 shares of UPC stock on June 29, 2006, and pay an additional $800,000 and issue 750,000 more shares of UPC stock on December 29, 2006. UPC has paid the $1.6 million cash and the 1.5 million shares will be issued to USE and Crested in equal amounts of 750,000 shares.

•
The original agreement required UPC to pay to USECC $1.5 million on April 29, 2006, and an additional $1.5 million on October 29, 2006. This payment schedule has been extended one year, to require the payments on April 29, 2007 and October 29, 2007, provided that UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made, regardless of the one year extension.

•
The amendment requires UPC to pay USECC the $152,011.89 outstanding balance for the 2005 uranium property drilling program and an additional $400,000 of $775,440 budgeted for the first half of the 2006 drilling program. UPC has paid this $552,011.89.

The original agreement required UPC to pay a total of $4,050,000 and 4 million shares of UPC stock. However, the cash portion was subject to increase by $3 million (in two $1.5 million installments) if the uranium oxide price (long term indicator) attained or exceeded $30.00/lb for four consecutive weeks. This price benchmark was achieved on June 20, 2005, which resulted in the two $1.5 million payments being required on April 29 and October 29, 2006.

The original agreement required two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) due on June 29, 2007 and December 29, 2007. These payment requirements have not been amended and remain due in accordance with the original agreement.

As provided for in the original agreement, UPC would own nothing in the properties subject to the agreement if UPC fails to make any payments on time.

Plateau - Ticaboo Property

On February 27, 2006, Plateau Resources Limited (“Plateau”) re-acquired by Foreclosure Sale the Ticaboo town site operations (“Ticaboo”) located in southern Utah near Lake Powell. The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993.

Plateau sold its interests in the Ticaboo town-site to The Cactus Group (“Cactus”), a non-affiliated entity in 2003. Plateau carried the loan, which had a balance due on February 27, 2006 of approximately $3.0 million at 7.5% annual interest. Total due by Cactus under the terms of the note including default interest and late charges was $3,772,000.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

USE and Plateau will evaluate the property and determine the costs associated with the returned properties including deferred maintenance and operations that may be necessary until such time as the assets can be sold or leased. Until an actual detailed inspection of the properties is made it is not possible to estimate what the remedial costs and expenses may be.

At date of filing this Annual Report, management of the Company determined that it will not operate the property. Management is seeking proposals from third parties to either manage or purchase the properties. As a result of receiving the properties back the Company showed the remaining value of the note net of the deferred gain on the sale of the properties as a long term asset of $1,819,700 at December 31, 2005. The Company has an appraisal and cost data which exceed that amount.

Lucky Jack Molybdenum Project

The Company and Crested re-acquired the Lucky Jack molybdenum project, formerly known as the Mt. Emmons molybdenum properties, located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and Crested by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company, Crested and Amax Inc. (“Amax”). The Lucky Jack project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

The Company and Crested leased various patented and unpatented mining claims on the Lucky Jack project to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Lucky Jack project to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Lucky Jack project in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights to mine and mill the deposit.

Conveyance of the property to the Company and Crested also includes the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to the Company and Crested by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, the Company and Crested have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant. The Company and Crested will also evaluate the potential use of the water treatment plant in milling operations.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003
(continued)

In a letter dated April 2, 2004, the Bureau of Land Management (the “BLM”) of the United States Department of the Interior, estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable. This report covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date. The BLM relied on a mineral report prepared by Western Mine Engineering (WME) for the U.S. Forest Service, which directed and administered the WME contract. WME’s analysis was based upon a price of $4.61 per pound of molybdic oxide and was used by BLM in determining that the nine claims satisfied the patenting requirements that the mining claims contain a valuable mineral that could be mined profitably. At February 28, 2006, molybdic oxide traded at $24.00 per pound. WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report prepared by Behre Dolbear & Company, Inc. of Denver, CO in 1998. In its 1992 patent application to the BLM, Amax stated that the size and grade of the Lucky Jack deposit was determined to approximate 220 million tons grading 0.366% molybdenite.

In the April 2, 2004 decision letter, the BLM issued patents on the nine additional mining claims, for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists in U.S. District Court of Colorado challenging BLM’s issuance of the patents alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Lucky Jack mineral patent application, awarding the patents, and by conveying the land to Lucky Jack. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company. USE and Crested are not parties to this litigation.

On January 12, 2005, U.S. District Court Judge Krieger dismissed the plaintiffs appeal holding 1) that the plaintiffs had no right of appeal from a decision to issue a mineral patent because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent and 2) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of this action. Plaintiffs have filed an appeal of the U.S. District Court’s decision to the 10th Circuit Court of Appeals in Case No: 05-1085. Briefs have been filed by the parties and oral arguments were heard on January 9, 2006. The case is currently pending.

The Company and Crested have decided to pursue permitting and development of the property and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. The Company and Crested are considering the commissioning of a full mining feasibility study of the property in light of the fact that the price of molybdic oxide was at $24.00 per pound according to Metal Prices.com on February 24, 2006. The Company and Crested expect to transfer the Lucky Jack molybdenum project to a new subsidiary, U.S. Moly Corp. in the near future.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SCHEDULE

Board of Directors and Shareholders
U.S. Energy Corp:

In connection with our audit of the consolidated financial statements of U.S. Energy Corp. and subsidiaries referred to in our report dated February 27, 2004, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the year ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2004

U.S. ENERGY CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	beginning	charged to	Deductions	Balance end
	of period	expenses	and Other	of period

December 31, 2003	$27,800	--	--	$27,800

December 31, 2004	$111,300	--	--	111,300

December 31, 2005	$111,300	--	--	$111,300

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

ITEM 9B. Other Information

None

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2005, we will file such information under cover of a Form 10-K/A.

ITEM 10. Directors and Executive officers of the Registrant.

The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2006, under the captions Proposal 1: Election of Directors, Filing of Reports Under Section 16(a), and Business Experience and Other Directorships of Directors and Nominees.

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person without charge upon written request addressed to Daniel P. Svilar, Secretary, 877 North 8th West, Riverton, Wyoming 82501.

Information Concerning Executive Officers Who are Not Directors.

The following are the three executive officers of USE as of the date of this Form 10-K; these persons devote their full time to the Company’s business.

Mark J. Larsen, age 43, was the President of RMG until it was sold on June 1, 2005. Mr. Larsen became President and COO of the Company after June 1, 2005. He is the President of U.S. Moly Corp. Mr. Larsen graduated from the University of Wyoming with a Bachelors Degree in Business Administration. Mr. Larsen is the son of John L. Larsen who serves as Chairman Emeritus and also the brother of Keith G. Larsen who is the CEO and Chairman. During the past five years, Mr. Larsen has not been involved in any Reg. S-K Item 40(f) listed proceedings.

Robert Scott Lorimer, age 55, has been the Chief Accounting Officer for both USE and Crested for more than the past five years. Mr. Lorimer also has been Chief Financial Officer for both these companies since May 25, 1991, their Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 40(f) listed proceeding.

Daniel P. Svilar, age 77, has been General Counsel for USE and Crested for more than the past five years. He also has served as Corporate Secretary and a director of Crested, and Assistant Secretary of USE. On March 25, 2002, Mr. Svilar was appointed Corporate Secretary of USE. His positions of General Counsel to, and as officers of the companies, are at the will of each board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. He has no family relationships with any of the other executive officer or directors of USE or Crested. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM 11. Executive Compensation.

The information required by Item 11 is incorporated herein by reference to the proxy Statement for the Meeting of Shareholders to be held in June 2006, under the captions Executive Compensation and Director's Fees and Other Compensation.

ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholders matters.

The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2006, under the caption "Principal Holders of Voting Securities."

ITEM 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2006, under the caption Certain Relationships and Related Transactions.

ITEM 14. Principal Accountant Fees and Services

(1) - (4) Grant Thornton LLP billed us as follows for the year ended December 31, 2004. Grant Thornton was dismissed as the Company’s audit firm in December 2004. The information for 2004 includes fees paid to the new audit firm (Epstein, Weber & Conover, PLC) in late 2004. EW&C billed us as follows for the audit of the December 31, 2005 financial statements and other audit-related work.

	Year ended December 31,
	2005	2004

Audit fees (a)	$103,830	$115,300
Audit-related fees(b)	$6,500	$27,200
Tax fees(c )		$$33,700
All other fees(d)		$$40,400

(a)  Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission ("SEC").

(b)  For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category.

(c)  For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the years ended December 31, 2004 and 2005.

(d)  For services in respect of other reports required to be filed by the SEC and other agencies.

(5)(i) The audit committee approves the terms of engagement before we engage the audit firm for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by the audit committee. These pre-approval policies and procedures are detailed as to the category of service and the audit committee is kept informed of each service provided. These policies and procedures, and the work performed pursuant thereto, do not include any delegation to management of the audit committee's responsibilities under the Securities Exchange Act of 1934.

This approval process was used with respect to the engagement of Epstein Weber & Conover for the audit of the 2005 financial statements and related services for the quarterly reviews of in 2005.

(5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees for 2005 (and 2004), all provided pursuant to the audit committee’s pre-approval policies and procedures, were: Audit-Related Fees 100% (66%); Tax Fees 0% (15%); and All Other Fees 0% (19%).

ITEM 15. Exhibits, Financial Statements, Schedules, Reports and Forms 8-K. (a) Financial Statements and Exhibits (1) The following financial statements are filed as a part of the Report in Item 8:
Page No.
Consolidated Financial Statements U.S. Energy Corp. and Subsidiaries		56

Report of Independent Registered Public Accounting Firm Epstein, Weber & Conover		57

Report of (former) Independent Registered Public Accounting Firm Grant Thornton, LLP		58

Consolidated Balance Sheets - December 31, 2005 and December 31, 2004		59-60

Consolidated Statement of Operations for the Years Ended December 31, 2005, 2004 and 2003,		61-62

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003		63-66

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003		67-69

Notes to Consolidated Financial Statements		70-115

Report of Independent Certified Public Accountants on Schedule		116

Schedule II - Valuation and Qualifying Accounts		117
(2) All other schedules have been omitted because the required information in inapplicable or is shown in the notes to financial statements. (3) Exhibits
Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	USE Restated Articles of Incorporation	[2]

3.1(a)	USE Articles of Amendment to Restated Articles of Incorporation	[4]

3.1(b)	USE Articles of Amendment (Second) to Restated Articles of Incorporation (Establishing Series A Convertible Preferred Stock)	[9]

3.1(c)	Articles of Amendment (Third) to Restated Articles of Incorporation (Increasing number of authorized shares)	[14]

3.2	USE Bylaws, as amended through October 14, 2005	[6]

4.1	Amendment to USE 1998 Incentive Stock Option Plan	[11]

4.2	USE 2001 Incentive Stock Option Plan (amended in 2003) and Form of Stock Option Agreement	[7]

4.3-4.10	[intentionally left blank]

4.11
Rights Agreement, dated as of September 19, 2001, and amended as of September 30, 2005, between U.S. Energy Corp. and Computershare Trust Company, Inc. as Rights Agent. The Articles of Amendment of Articles of Incorporation creating the Series A Preferred Stock is included herewith as an exhibit to the Rights Agreement. Form of Right Certificate (as an exhibit to the Rights Agreement). Summary of Rights, which will be sent to all holders of record of the outstanding shares of Common Stock of the registrant, also included as an exhibit to the Rights Agreement
[12]

4.12-4.20	[intentionally left blank]

4.21	USE 2001 Officers' Stock Compensation Plan	[18]

4.22-4.30	[intentionally left blank]

10.1	Securities Purchase Agreement for $4.72 million debentures (February 2005)	[8]

10.2	Form of Debenture (February 2005)	[8]

10.2(a)	Form of Warrant (February 2005)	[8]

10.3- 10.5	[intentionally left blank]

10.6	Purchase and Sale Agreement (without exhibits) - Bell Coast Capital, n/k/a/ Uranium Power Corp. (December 2004)	[8]

10.6(a)	Amendment to Purchase and Sale Agreement with Bell Coast Capital, n/k/a Uranium Power Corp.	[13]

10.7	Mining Venture Agreement (without exhibits) - Uranium Power Corp. (April 2005)	[8]

10.8	Pre-Acquisition Agreement, (without exhibits) Enterra Energy Trust, Dated as of April 11, 2005	[8]

10.9	Amendment to Pre-Acquisition Agreement	[10]

14.0	Code of Ethics	[6]

21.1	Subsidiaries of Registrant	[11]

31.1	Certification under Rule 13a-14(a) Keith G. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) Keith G. Larsen	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*
* Filed herewith

[1]	Intentionally left blank.

[2]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990, filed September 14, 1990.

[3]	Intentionally left blank.

[4]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, filed September 14, 1991.

[5]	Intentionally left blank.

[6]	Incorporated by reference from exhibit (c)(2) to the Registrant's Form 8-K, filed November 17, 2005.

[7]	Incorporated by reference from exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[8]	Incorporated by reference from like-numbered to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[9]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, filed September 14, 1998.

[10]	Incorporated by reference from exhibit 2 to the Registrant’s Form 8-k, filed June 7, 2005.

[11]
Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended on May 31, 2001, filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002.

[12]	Incorporated by reference to exhibit number 4.1 to the Registrant's Form 8A/A, filed November 17, 2005

[13]	Incorporated by reference from exhibit (b) to the Registrant’s Form 8-K filed January 17, 2006.

[14]	Incorporated by reference from the like-numbered exhibit to the Registrant's Form S-3 registration statement (SEC File No. 333-75864), filed December 21, 2001.

[15]	Intentionally left blank.

[16]	Intentionally left blank.

[17]	Intentionally left blank.

[18]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2002, filed September 13, 2002.

[19]	Intentionally left blank.

[20]	Intentionally left blank.

[21]	Intentionally left blank.

[22]	Intentionally left blank.

[23]	Intentionally left blank.

[24]	Intentionally left blank.

(b)	Reports on Form 8-K. In the last quarter of 2004, the Registrant filed two Reports on Form 8-K, one on December 13, 2004 for an Item 1.01 event and one on December 22, 2004 for an Item 4.01 event.
(c)	See paragraph a(3) above for exhibits.
(d)	Financial statement schedules, see above. No other financial statements are required to be filed.

SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: March 31, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By:	/s/ John L. Larsen
JOHN L. LARSEN, Director

Date: March 31, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

Date: March 31, 2006	By:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

Date: March 31, 2006	By:	/s/ Don C. Anderson
DON C. ANDERSON, Director

Date: March 31, 2006	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: March 31, 2006	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: March 31, 2006	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director

Date: March 31, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer