Form 10-K/A
period 2005-12-31
US ENERGY CORP
filed 2006-04-26
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
[Part III Information Only]

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

Documents incorporated by reference: None.

PART III

ITEM 10. Directors and Executive officers of the Registrant.

The directors are divided into three classes, each consisting of two persons so far as practicable, to be elected until the third succeeding annual meeting and until their successors have been duly elected or appointed and qualified or until death, resignation or removal. The terms of directors Keith G. Larsen and John L. Larsen expire at the June 2006 meeting and they have been nominated for re-election. Current directors are:

	Other		Meeting at
Name, age and	positions with	Director	which term
designation	with the company	Since	will expire

John L. Larsen (75)	Senior Vice President and Chairman Emeritus	1966	2006 Annual Meeting

Keith G. Larsen (47)	CEO and Chairman	1997	2006
			Annual Meeting

Harold F. Herron (53)	Senior Vice President	1989	2007
(continuing director)			Annual Meeting

Don C. Anderson (78)		1990	2008
(nominee)			Annual Meeting

Michael H. Feinstein (70)		2004	2008
(nominee)			Annual Meeting

H. Russell Fraser (64)		1996	2008
(nominee)			Annual Meeting

Mike Anderson (54)		2003	2007
(continuing director)			Annual Meeting

It is recommended that the shareholders vote for the election of Keith G. Larsen and John L. Larsen.

Executive officers are elected by the board of directors at the annual directors' meeting, which follows each Annual Shareholders' Meeting, to serve until the officer's successor has been duly elected and qualified, or until death, resignation or removal.

Family Relationships.

Keith G. Larsen, a director, CEO, Chairman, and Mark J. Larsen, formerly President of Rocky Mountain Gas, Inc. and presently President U.S. Energy Corp., and President of U.S. Moly Corp., are sons of John L. Larsen, Chairman Emeritus and a Senior Vice President, and a principal shareholder. There are no other family relationships among the executive officers or directors of the Company.

Business Experience and Other Directorships of Directors and Nominees, and Officers.

John L. Larsen, age 75, has been principally employed as an officer and director of the Company and Crested Corp. for more than the past five years. Mr. Larsen served as the Company’s Chairman of the Board and Chief Executive Officer until August 23, 2005. Mr. Larsen became Chairman Emeritus of the Board, a Senior Vice President, and Chairman of the Executive Committee, on September 30, 2005. He is also the Co-Chairman and a director of Crested, an affiliate of the Company. Crested has is a public company. Mr. Larsen is Chief Executive Officer and Chairman of the board of directors of Plateau Resources Limited, Inc. and a director of Sutter Gold Mining Inc., and he was a director of Rocky Mountain Gas, Inc. (until its sale on June 1, 2005), and is a director of Yellow Stone Fuels Inc. Mr. Larsen is a director of U.S. Uranium Ltd. and U.S. Moly Corp.

Keith G. Larsen, age 47, has been principally employed by the Company and Crested for more than the past five years. He has been a director of the Company since November 25, 1997, and was its President and Chief Operating Officer from that date until August 23, 2005, when he became Chairman of the Board and Chief Executive Officer. Mr. Larsen also was the Chief Executive Officer and a director of Rocky Mountain Gas, Inc. (until its sale on June 1, 2005) and is a director of Crested. Mr. Larsen is a director of U.S. Uranium Ltd., and U.S. Moly Corp.

Mark J. Larsen, age 43, was the President of RMG until it was sold on June 1, 2005. Mr. Larsen became President and Chief Operating Officer of the Company on August 23, 2005. He also is the President of U.S. Moly Corp. Mr. Larsen graduated from the University of Wyoming with a B.S. Degree in Business Management.

Harold F. Herron, age 53, has been the Company's Vice-President since January 1989, and now is Senior Vice President. Mr. Herron is President and a director of Crested Corp, and Plateau Resources Limited, Inc., Chief Executive Officer and a director of Sutter Gold Mining Inc., and he was a director of Rocky Mountain Gas, Inc. until its sale on June 1, 2005. He is the President of U.S. Uranium Ltd. and a director of U.S. Moly Corp. Mr. Herron received an M.B.A. degree from the University of Wyoming after receiving a B.S. degree in Business Administration from the University of Nebraska at Omaha.

Daniel P. Svilar, age 77, has been General Counsel for USE and Crested for more than the past five years. He also is Secretary and a director of Crested, and Secretary of USE. He serves as General Counsel to, and as officers of the companies, at the will of the board of directors. There are no understandings between Mr. Svilar and any other person pursuant to which he was named as officer or General Counsel. Mr. Svilar received a B.S. degree in Engineering from New Mexico State University and a J.D. from the University of Wyoming in 1958. He has no family relationships with any of the other executive officers or directors of USE or Crested. During the past five years, Mr. Svilar has not been involved in any Reg. S-K Item 401(f) proceeding.

Robert Scott Lorimer, age 55, has been Chief Accounting Officer, Chief Financial Officer, Vice President of Finance and Treasurer for both USE and Crested for more than the past five years. Mr. Lorimer also has been their Vice President Finance since April 1998. Mr. Lorimer received a B.S. in Finance, Accounting, Economics and German from Brigham Young University and worked toward a Masters in Accountancy at the University of Nebraska. He serves at the will of the board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE or Crested.

Don C. Anderson, age 78, has been a Company director since May 1990. From January 1990 until mid-1993, Mr. Anderson was the Manager of the Geology Department for the Company. Mr. Anderson was Manager of Exploration and Development for Pathfinder Mines Corporation, a major domestic uranium mining and milling corporation, from 1976 until his retirement in 1988. Previously, he was Mine Manager for Pathfinder's predecessor, Utah International, Inc., from 1965 to 1976. He received a B.S. degree in geology from Brigham Young University.

Michael H. Feinstein, age 70, has been director of the Company since September 2004. Mr. Feinstein is a graduate in 1957 of Wharton School, University of Pennsylvania. He became a CPA in the state of Colorado in 1960. Mr. Feinstein is currently a financial and business consultant and the Director of Taxation for a CPA firm in Scottsdale, AZ, which provides accounting and tax services to small businesses. He has over 40 years of accounting, auditing, and business experience including 25 years of experience as an employee and subsequently a partner for Deloitte & Touche and its predecessors. He has served as a director, CFO and CEO of numerous public and private companies.

H. Russell Fraser, age 64, has been a director of the Company since 1996 and a director of Rocky Mountain Gas, Inc. since 1999. He is past President and director of American Capital, Inc., the first "A" rated financial guarantee company in New York, New York. Mr. Fraser was chairman of the board and chief executive officer of Fitch Investors Services, L.P. for more than the past five years. Fitch Investors Services, L.P., New York, New York, is a nationwide stock and bond rating and information distribution company. From 1980-1989, Mr. Fraser served as president and chief executive officer of AMBAC, the oldest municipal bond issuer in the United States. In 2005, Mr. Fraser became a director of Ascend Services Limited, a privately held financial guarantee company based in the Cayman Islands.

Before joining AMBAC, Mr. Fraser was senior vice president and director of fixed-income research at PaineWebber, Inc. While a member of the board of directors at PaineWebber, Mr. Fraser participated in both the corporate and public finance departments and headed PaineWebber's trading and sales for all corporate bond products. Previously, he managed corporate ratings at Standard & Poor's, supervising research analysis of corporate bonds, preferred stock, and commercial paper. Mr. Fraser holds a B.S. in finance and economics from the University of Arizona. He is a member of the Municipal Analysts Group of New York and founder of the Fixed Income Analysts Society.

In August 2004, Mr. Fraser and his wife, and two family companies, filed petitions for reorganization under Chapter 11 of the Bankruptcy Code, due to the impact of health problems in 2004.

Michael Thomas Anderson, age 54, was appointed to the board of directors on May 23, 2003. Mr. Anderson has run his own accounting and consulting practice since 1993. Prior to that, he was chief financial officer for an operating unit of a Fortune 500 company for eight years. From 1977 to 1985, Mr. Anderson worked in public accounting. He is a member of the AICPA and The Wyoming Society of CPAs. Mr. Anderson holds a B.S. degree in accounting from Brigham Young University.

Filing of Reports Under Section 16(a)

The Company has reviewed reports on Forms 3, 4 and 5 of ownership of common stock in the Company, which have been filed with the SEC in 2004 under Section 16(a) of the Exchange Act in 2003, and has received written representations from the filing persons. Based solely upon review of the reports and representations, six officers reported transactions late: Harold F. Herron (1); Keith G. Larsen (2); John L. Larsen (2); Robert Scott Lorimer (2); Mark J. Larsen (1); and Daniel P. Svilar (1). We know of no other late filings.

ITEM 11. Executive Compensation.

Under a Management Agreement dated August 1, 1981, USE and Crested share certain general and administrative expenses, including compensation of the officers and directors of the companies (but excluding directors' fees) which have been paid through the USECC Joint Venture ("USECC"). Substantially all the work efforts of the officers of USE and Crested are devoted to the business of both companies and to their subsidiary companies.

All personnel of USECC are employees of USE, in order to utilize the Company's ESOP as an employee benefit mechanism. The Company charges USECC for the direct and indirect costs of its employees for time spent on USECC matters, and USECC charges one-half of that amount to Crested and the Company.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to the six executive officers of USE in the three fiscal years ended December 31, 2005. The table includes compensation paid for service by such persons to subsidiaries.

SUMMARY COMPENSATION TABLE
						Long Term Compensation
		Annual Compensation				Awards Payouts
(a)	(b)	(c)	(d)		(e)	(f)		(g)	(h)	(i)
					Other
Name					Annual	Restricted			LPIT	All Other
and Current					Compen-	Stock		Options(6)	Pay-	Compen-
Principal					sation	Award(s)		or	outs	sation
Position	Year	Salary($)	Bonus($)		($)	($)		SARs(#)	($)	($)(7)

John L. Larsen	2005	$162,300	$27,800	(1)	$10,300	$42,400	(4)	100,000	$-0-	$21,400
Sr. Vice President	2004	176,500	14,700	(2)	-0-	25,700	(4)	125,000	$-0-	24,300
	2003	174,500	25,300	(3)	-0-	117,200	(5)	-0-	-0-	22,700

Keith G. Larsen	2005	$173,300	$48,100	(1)	$5,200	$42,400	(4)	100,000	$-0-	$21,400
CEO	2004	162,000	24,500	(2)	-0-	25,700	(4)	125,000	-0-	24,300
	2003	156,000	40,000	(3)	-0-	62,000	(5)	-0-	-0-	22,700

Mark J. Larsen	2005	$137,300	$156,500	(1)	$5,200	$42,400	(4)	100,000	$-0-	$21,400
President	2004	124,600	23,500	(2)	-0-	-0-		125,000	-0-	18,100
	2003**	120,000	33,300	(3)	-0-	-0-		-0-	-0-	17,400

Daniel P. Svilar	2005	$150,200	$27,200	(1)	$4,600	$42,400	(4)	100,000	$-0-	$21,400
General Counsel	2004	155,100	14,300	(2)	-0-	25,700	(4)	125,000	-0-	19,500
and Secretary	2003	149,400	24,700	(3)	-0-	103,400	(5)	-0-	-0-	22,700

Harold F. Herron	2005	$145,700	$26,900	(1)	$700	$42,400	(4)	100,000	$-0-	$21,400
Sr. Vice President	2004	138,000	13,800	(2)	-0-	25,700	(4)	125,000	-0-	22,600
	2003	106,200	65,700	(3)	-0-	89,600	(5)	-0-	-0-	22,700

R. Scott Lorimer	2005	$149,300	$47,100	(1)	$-0-	$42,400	(4)	100,000	$-0-	$21,400
Treasurer and	2004	141,000	16,400	(2)	-0-	25,700	(4)	125,000	-0-	23,900
CFO	2003	135,700	24,000	(3)	-0-	89,600	(5)	-0-	-0-	22,700

** Mr. Mark Larsen became President of RMG on October 15, 2003 and served in that position until RMG was sold in June 2005, and has served as President and Chief Operating Officer of USE since August 23, 2005. Compensation paid to Mr. Larsen as an employee of the Company (not an officer) before October 15, 2003 is not included in the table.

(1) Includes bonus paid at the conclusion of the RMG sale in June 2005 to John L. Larsen ($20,000); Keith G. Larsen ($40,000); Mark J. Larsen ($150,000); Harold F. Herron ($20,000); Daniel P. Svilar ($20,000); and Robert Scott Lorimer ($40,000). Also included in the 2005 Bonus is an annual Christmas bonus.

(2) Consists of a bonus paid at the successful conclusion of the purchase of the Hi-Pro properties by RMG. The amount paid to each individual in the table was: John L. Larsen $10,000, Keith Larsen $20,000, Daniel P. Svilar $10,000, Harold F. Herron $10,000, R. Scott Lorimer $12,500 and Mark Larsen $20,000. An annual Christmas bonus is also included in this amount.

(3) Consists of a bonus granted to officers and employees after the conclusion of the formation of Pinnacle Gas and an additional bonus granted to officers and employees after the successful release of a portion of the cash bond for reclamation of the Shootaring Canyon uranium mill and a Christmas bonus. Mr. Herron was instrumental in growing The Brunton Company to the level that it could be sold to a third party. For his efforts the Company granted Mr. Herron a bonus which is paid out over several years, ending in August 2004.

(4) Consists of 10,000 shares issued to each Officer pursuant to the Company’s 2001 Stock Compensation Plan. Under the terms of the plan, each Officer is to receive 10,000 shares of the Company’s common stock or some other portion as approved by the compensation committee. The Company has agreed under the terms of the plan to pay all taxes due. The officer has agreed not to sell these shares to the market or pledge them on obligations until after his (i) retirement; (ii) total disability or (iii) in the case of the death of the officer, his estate may sell the shares of stock.

(5) Consists 20,000 shares issued to each Officer pursuant to the Company's 2001 Stock Compensation Plan. Under the terms of the plan each Officer is to receive 10,000 shares of the Company's common stock or some other portion as approved by the compensation committee. There were no issuances of shares under the plan during the years ended May 31, 2001 and 2002 or the seven months ended December 31, 2002. The issuance of these shares to the officers was therefore retroactive for the funding of the shares due each officer for 2002 and 2003. The Company has agreed under the terms of the plan to pay all taxes due. The officer has agreed not to sell these shares to the market or pledge them on obligations until after his (i) retirement; (ii) total disability or (iii) in the case of the death of the officer his estate may sell the shares of stock. Also includes shares issued under the 1996 stock award program multiplied by $3.50 (the closing market price on the issue date for the year ending December 31, 2003). These shares are subject to forfeiture on termination of employment, except for retirement, death or disability. If the Company were to pay a stock dividend,dividends would be paid on these shares. The shares issued to each officer were 15,774, 11,830, 7887 and 7887 shares to John L. Larsen, Daniel P. Svilar, Harold F.Herron and Robert Scott Lorimer, respectively. This is the final funding under the Company's 2001 Stock Compensation Plan.

(6)  Stock options granted pursuant to the Company's 2001 Incentive Stock Option Plan. See details of the options under "Grants to Executive Officers (Qualified and Nonqualified)" below.

(7) Dollar values for ESOP contributions.

Executive Compensation Plans and Employment Agreements

The Company has adopted a plan to pay the dependents of Messrs. J. Larsen and Svilar amounts equivalent to the salaries they are receiving at the time of their death, for a period of one year after death, and reduced amounts for up to five years thereafter. The amounts to be paid in such subsequent years have not yet been established, but would be established by the boards of directors of the Company and Crested.

Mr. Svilar has an employment agreement with the Company and Crested, which provides for a base annual salary of $100,000, with the condition that Mr. Svilar pay an unspecified amount of expenses incurred by him on behalf of the Company and its affiliates. In the event Mr. Svilar's employment is involuntarily terminated, he is to receive an amount equal to the salary he was being paid at termination, for a year. If he should voluntarily terminate his employment, the Company and Crested will pay him that salary for nine months thereafter. The foregoing is in addition to Mr. Svilar's Executive Severance and Non-Compete Agreement with the Company (see below).

In fiscal 1992, the Company signed Executive Severance and Non-Compete Agreements with Messrs. John L. Larsen, Svilar and Lorimer, providing for payment to such person upon termination of his employment with the Company, occurring within three years after a change in control of the Company, of an amount equal to (i) severance pay in an amount equal to three times the average annual compensation over the prior five taxable years ending before change in control, (ii) legal fees and expenses incurred by such persons as a result of termination, and (iii) the difference between market value of securities issuable on exercise of vested options to purchase securities in USE, and the options' exercise price. These Agreements also provide that for the three years following termination, the terminated individual will not compete with USE in most of the western United States in regards to exploration and development activities for uranium, molybdenum, silver or gold. During fiscal 2001, the Company signed similar Agreements with Keith Larsen, Mark Larsen, Richard Larsen (an employee of USE but not an officer or director of USE or its affiliates), and Harold Herron. For such non-compete covenant, such persons will be paid monthly over a three year period an agreed amount for the value of such covenants. These Agreements are intended to benefit the Company's shareholders, by enabling such persons to negotiate with a hostile takeover offer and assist the board of directors concerning the fairness of a takeover, without the distraction of possible tenure insecurity following a change in control. As of this proxy statement, the Company is unaware of any proposed hostile takeover.

The Company and Crested provide all of their employees with certain forms of insurance coverage, including life and health insurance, with the exception of Messrs. John L. Larsen and Daniel P. Svilar. The Company and Crested reimburse Messrs. John Larsen and Svilar for their Medicare supplement premiums. The health insurance plan does not discriminate in favor of executive employees; life insurance of $200,000 is provided to each member of upper management (which includes all persons in the compensation table except Messrs. John L. Larsen and Mr. Svilar), $100,000 of such coverage is provided to middle-management employees, and $90,000 of such coverage is provided to other employees.

Retirement Policy. U.S. Energy Corp. (“USE”) and its subsidiary Crested Corp. (“Crested”) have adopted retirement policies as of October 20, 2005. These policies were amended in February 2006. These policies include a mandatory retirement age of 70, unless the board of directors of the applicable company requests the services of officers or employees past that age. In this latter regard, the board of directors of USE and Crested each has requested John L. Larsen and Daniel P. Svilar to continue serving the companies, as executive officers, so long as they wish to do so.

Additionally, the retirement policies include a retirement benefit eligibility for an individual who has reached 60 years of age, has served for a minimum of 15 years as an executive officer (in one of the categories listed below), and remains in the employment on or after December 31, 2010. The executive officers eligible for this benefit are the Chairman/CEO, President/COO, CFO/Treasurer and Vice President of Finance, Senior Vice President, General Counsel and Employee Board Members on the Executive Committee. Presently, only John L. Larsen and Daniel P. Svilar are eligible for this retirement benefit, but at the request of the boards of directors, both individuals are continuing service as executive officers.

Under the terms of the executive retirement plan, the named officers are to receive 50% of the greater of (i) that amount of compensation (annualized) which he has received as base cash pay (using his final regular pay check to calculate the annual rate), or (ii) the average annual pay rate, less all bonuses, which he received over the last five years of employment. This benefit for executives is to be paid monthly (in accordance with normal bi-weekly payroll practices) for five years following termination of employment, or, if later, the month in which the executive attains age 60. However, the first six months of benefits may be paid in the seventh month for a ‘specified employee’ (as that term is defined in section 409(a)(2)(B) of the Internal Revenue Code) instead of bi-weekly for the first six months. If the executive dies, the unpaid installments will be paid to his designee (or classes of preference beneficiaries, if there is no designee). The benefits otherwise are not assignable.

In return for this benefit, the retired executive officer will be available to USE and Crested for up to 1,040 hours per year for consulting or any other services the board deems is needed. Service in addition to this annual hourly amount would be compensated on an hourly basis at the compensation rate in effect at retirement. This retirement benefit can be extended beyond the five year period at the discretion of the Board of the respective corporation, at a rate which would be negotiated (but not less than the initial retirement rate).

The retirement benefit plan is not secured or funded by any arrangement, and would be funded only from the general funds of the company.

Employee Stock Ownership Plan ("ESOP"). An ESOP has been adopted to encourage ownership of the common stock by employees, and to provide a source of retirement income to them. The ESOP is a combination stock bonus plan and money purchase pension plan. It is expected that the ESOP will continue to invest primarily in the common stock. Messrs. John L. Larsen and Harold F. Herron are the trustees of the ESOP.

Contributions to the stock bonus plan portion of the ESOP are discretionary and are limited to a maximum of 15% of the covered employees' compensation for each accounting year. Contributions to the money purchase pension portion of the ESOP are mandatory (fixed at ten percent of the compensation of covered employees for each year), are not dependent upon profits or the presence of accumulated earnings, and may be made in cash or shares of company's common stock.

The Company made a contribution of 56,494 shares to the ESOP for the twelve months ended December 31, 2005, all of which were contributed under the money purchase pension plan. At the time the shares were contributed, the market price was $4.65 per share, for a total contribution with a market value of $262,700 (which has been funded by the Company). The Company and Crested each are responsible for one-half of that amount. 27,096 of the shares were allocated to the ESOP accounts of the executive officers of the Company. Additionally, 552 shares were allocated to the ESOP accounts of these same individuals from ESOP shares forfeited by terminated employees who were not fully vested.

Employee interests in the ESOP are earned pursuant to a seven year vesting schedule; after three years of service, the employee is vested to 20% of the ESOP account, and thereafter at 20% per year. Any portion which is not vested is forfeited upon termination of employment, other than by retirement, disability, or death.

The maximum loan outstanding during the twelve months ended December 31, 2005 under a loan arrangement between the Company and the ESOP was $927,000. Interest owed by the ESOP was not booked by the Company. Crested pays one-half of the amounts contributed to the ESOP by the Company. Because the loans are expected to be repaid by contributions to the ESOP, Crested may be considered to indirectly owe one-half of the loan amounts to the Company.

401(k) Plan. In first quarter 2004, the Company established a traditional qualified 401(k) plan for employees, by which the Company will match $0.50 for each $1.00 contributed by participating employees, up to an annual $4,000 per employee maximum contribution by the Company. During the twelve months ended December 31, 2005, the Company has contributed $52,700 to this plan. Plan eligibility and vesting rules are uniform for all employees, including executive officers of the Company.

1998 Incentive Stock Option Plan. The Company's 1998 Incentive Stock Option Plan ("1998 ISOP") reserved an aggregate of 3,250,000 shares of common stock for issuance upon exercise of options granted thereunder.

Options expire no later than ten years from the date of grant, and upon termination of employment for cause. Subject to the ten year maximum period, upon termination, unless terminated for cause, options are exercisable for three months or in the case of retirement, disability or death, for one year.

At December 31, 2005 there were 1,266,505 options outstanding. No more options will be issued under the 1998 ISOP.

2001 Incentive Stock Option Plan ("2001 ISOP"). The 2001 ISOP was approved at the 2001 Annual Meeting of Shareholders meeting, and provides for the issuance of options to purchase up to three million (3,000,000) shares of common stock. The 2001 ISOP was amended in 2004 to provide that the number of shares available for issuance always shall equal 20% of the total shares issued and outstanding at any point in time. The options are intended to qualify under section 422 of the Internal Revenue Code. Options are issued at exercise prices equal to (or for holders of 10% or more of the outstanding stock at the time, 110% of) market price on grant dates, and would vest (become exercisable) at various times as determined by the executive committee and approved by the board of directors. All options are exercisable for cash, or through other means as determined by the executive committee and approved by the board of directors, in accordance with similar plans of public companies.

For information about options, please see the consolidated Financial Statements in the Annual Report for the twelve months ended December 31, 2005. In 2005, 700,000 options were granted, 65,000 options were cancelled, and 304,729 options were exercised. At December 31, 2005, there were 2,989,271 options outstanding under this plan.

Option Grants to Executive Officers in the Twelve Months

Ended December 31, 2005 (Nonqualified)
		Percent
	Number of	of All Options
	Shares Under	Granted to
	Lying Options	Employees	Exercise	Expiration	Grant Date
Name	Granted	in 2005	Price	Date (1)	Pres.Value(2)

John L. Larsen	100,000	14.3%	$3.86	10/13/15	$319,100
Keith G. Larsen	100,000	14.3%	$3.86	10/13/15	$319,100
Harold F. Herron	100,000	14.3%	$3.86	10/13/15	$319,100
Daniel P. Svilar	100,000	14.3%	$3.86	10/13/15	$319,100
R. Scott Lorimer	100,000	14.3%	$3.86	10/13/15	$319,100
Mark G. Larsen*	100,000	14.3%	$3.86	10/13/15	$319,100

* Formerly, President of Rocky Mountain Gas, Inc. Mr. Larsen resigned this position on the sale of RMG on June 1, 2005.

(1) Options were granted on October 14, 2005.

(2) The Black-Scholes option-pricing model was used to determine the grant date present value of the stock options that were granted to the named officer. The following facts and assumptions were used: An exercise price of $3.86 which was equal to the market value of the stock on the grant date; a zero dividend yield; expected volatility of 78.1%, risk-free interest rate of 4.38% and an expected life of 10 years.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Twelve Months Ended 12/31/05 and Option/SAR Values at 12/31/05

The following table shows options exercised during the twelve months ended December 31, 2005, options outstanding and exercisable at December 30, 2005 and the dollar values for in-the-money options, at December 31, 2005 (closing market price on that date was $4.38).

(a)	(b)	(c)	(d)	(e)	(f)
	In Twelve Months				Value of
	Ended 12/31/05		Number of	Number of	In-the-Money
	Shares		Options/SARS	Options/SARs	Options/SARs
	Acquired	Value	at 12/31/05	at 12/31/05	at 12/31/05
Name	On Exercise (#)	Realized($)	Outstanding	Exercisable	Exercisable

John L. Larsen,	-0-	-0-	34,782	34,782	$52,347(1)
Sr. Vice President	-0-	-0-	77,718	77,718	$184,969(2)
	-0-	-0-	184,400	184,400	$365,112(3)
	-0-	-0-	100,000	100,000	$48,000(4)
	-0-	-0-	97,000	97,000	$206,610(5)
	-0-	-0-	125,000	100,000	$192,000(6)
	-0-	-0-	100,000	100,000	$52,000(7)

Keith G. Larsen	-0-	-0-	-0-	-0-	$-0-(1)
Chairman/CEO	-0-	-0-	52,718	52,718	$125,469(2)
	11,321	$20,800	267,734	267,734	$530,113(3)
	-0-	-0-	100,000	100,000	$48,000(4)
	44,444	$88,400	52,556	52,556	$111,944(5)
	-0-	-0-	84,350	59,350	$113,952(6)
	-0-	-0-	100,000	100,000	$52,000(7)

Harold F. Herron,	17,391	$83,000	-0-	-0-	$-0-(1)
Sr. Vice President	-0-	-0-	20,109	20,109	$47,859(2)
	6,083	$31,900	27,617	27,617	$54,682(3)
	-0-	-0-	50,000	50,000	$24,000(4)
	22,222	$120,000	26,278	26,278	$55,972(5)
	-0-	-0-	125,000	100,000	$192,000(6)
	-0-	-0-	100,000	100,000	$52,000(7)

Daniel P. Svilar	-0-	-0-	34,782	34,782	$52,347(1)
Secretary	-0-	-0-	40,218	40,218	$95,719(2)
	-0-	-0-	121,900	121,900	$241,362(3)
	-0-	-0-	100,000	100,000	$48,000(4)
	-0-	-0-	97,000	97,000	$206,610(5)
	-0-	-0-	125,000	100,000	$192,000(6)
	-0-	-0-	100,000	100,000	$52,000(7)

(a)	(b)	(c)	(d)	(e)	(f)
	In Twelve Months				Value of
	Ended 12/31/05		Number of	Number of	In-the-Money
	Shares		Options/SARS	Options/SARs	Options/SARs
	Acquired	Value	at 12/31/05	at 12/31/05	at 12/31/05
Name	on Exercise (#)	Realized($)	Outstanding	Exercisable	Exercisable

R. Scott Lorimer	34,782	$43,500	-0-	-0-	$-0-(1)
CFO/Treasurer	-0-	-0-	40,218	40,218	$95,719(2)
	-0-	-0-	80,233	80,233	$158,861(3)
	-0-	-0-	100,000	100,000	$48,000(4)
	44,444	$83,500	52,556	52,556	$111,944(5)
	-0-	-0-	84,350	59,350	$113,952(6)
	-0-	-0-	100,000	100,000	$52,000(7)

Mark J. Larsen	-0-	-0-	27,782	27,782	$41,812(1)
President	-0-	-0-	-0-	-0-	$-0-(2)
	-0-	-0-	41,248	41,248	$81,671(3)
	-0-	-0-	100,000	100,000	$48,000(4)
	-0-	-0-	97,000	97,000	$206,610(5)
	-0-	-0-	125,000	100,000	$192,000(6)
	-0-	-0-	100,000	100,000	$52,000(7)

(1) Equal to $4.38, the closing market price on December 30, 2005, less $2.875 per share option exercise price, multiplied by all shares exercisable.

(2) Equal to $4.38, the closing market price on December 30, 2005, less $2.00 per share option exercise price, multiplied by all shares exercisable.

(3) Equal to $4.38, the closing market price on December 30, 2005, less $2.40 per share option exercise price, multiplied by all shares exercisable.

(4) Equal to $4.38, the closing market price on December 30, 2005, less $3.90 per share option exercise price, multiplied by all shares exercisable.

(5) Equal to $4.38, the closing market price on December 30, 2005, less $2.25 per share option exercise price, multiplied by all shares exercisable.

(6) Equal to $4.38, the closing market price on December 30, 2005, less $2.46 per share option exercise price, multiplied by the number of options exercisable.

(7) Equal to $4.38, the closing market price on December 30, 2005, less $3.86 per share option exercise price, multiplied by the number of options exercisable.

1996 Stock Award Program. The Company had an annual incentive compensation arrangement for the issuance of up to 67,000 shares of common stock each year (from 1997 through 2002) to executive officers of the Company, in amounts determined each year based on earnings of the Company for the prior fiscal year. A total of 392,536 shares were issued under this plan. The compensation committee did not award any shares under this plan during the seven months ended December 31, 2002; 43,378 shares were issued in 2003 to close out the program. One-half of the compensation expense under the Program was the responsibility of Crested.

Each allocation of shares was determined by the compensation committee; the shares were issued in the name of the officer, and is being earned out (vested) over 5 years, at the rate of 20% as of May 31 of each year following the date of issue. However, none of the vested shares become available to or come under the control of the officer until termination of employment by retirement, death or disability. Upon termination, the share certificates will be released to the officer; until termination, the certificates are held by the Treasurer of the Company. Voting rights are exercised over the shares by the non-employee directors of the Company; dividends or other distributions with respect to the shares will be held by the Treasurer for the benefit of the officers.

The number of shares awarded each year out of such 67,000 shares aggregate limit was determined by the compensation committee.

2001 Stock Compensation Plan. The shareholders approved the 2001 Stock Compensation Plan (the "plan") at the 2001 Annual Shareholders Meeting.

The plan has an initial term of seven years, with up to 10,000 shares of common stock to be issued in January of each year to six individuals (five officers of U.S. Energy Corp: John L. Larsen, Keith G. Larsen, Robert Scott Lorimer, Harold F. Herron, Daniel P. Svilar, and Mark J. Larsen, formerly President and a director of Rocky Mountain Gas, Inc. and now President of the Company and of U.S. Moly Corp.). The number of shares to be issued in any year is determined by the compensation committee and approved by the independent directors, taking into account our public stock prices at the date of grant and during the prior calendar year, the Company's financial condition and business prospects, and other factors deemed appropriate. The Company pays the income taxes owed by recipients as a result of receipt of the stock.

The stock recipients have agreed not to sell or transfer such shares during their employment with the Company. During the year ended December 31, 2005, 10,000 shares were granted under the Plan each to John L. Larsen, Keith G. Larsen, Robert Scott Lorimer, Harold F. Herron, Daniel P. Svilar and Mark J. Larsen.

The 2001 Stock Compensation Plan is now the sole mechanism for compensating management with stock, however options may be granted to management and others under the 2001 ISOP. This plan is designed to reward executives with equity, and encourage them to increase their ownership of the Company and not sell their shares in the market.

Directors' Fees and Other Compensation

The Company paid non-employee directors a fee of $150 per meeting attended. All directors are reimbursed for expenses incurred with attending meetings. Starting in 2006, the directors are no longer paid the fee per meeting, but are paid a flat fee of $1,000 per month.

Certain Relationships and Related Transactions

Debt Owed by a Director. In the early 1990s, Harold F. Herron, an officer and director, had been living in and caring for a house owned by the Company. In fiscal 1995, Mr. Herron purchased the home for $260,000 (equal to appraised value), and was reimbursed by the Company for $22,830 of leasehold improvements he had made to the property. The Company accepted a promissory note for $112,170 of the purchase price, with 7% annual interest. This note was a nonrecourse note secured by 30,000 shares of the Company’s common stock owned by Mr. Herron. At January 31, 2006, the note had been completely repaid by the surrender of the 30,000 shares of U.S. Energy common stock.

Family Employment. Three of John L. Larsen's sons and one grandson are employed by the Company or subsidiaries. Collectively, Mr. Larsen and these family members received $1,114,500 in total compensation for services during the twelve months ended December 31, 2005, including benefits and ESOP contributions.

Richard Larsen (one of John L. Larsen’s sons) was indebted to the Company in the amount of $65,200 at December 31, 2005. Richard Larsen is not an officer of the Company. John L. Larsen has pledged 124,000 shares of his U.S. Energy common stock as collateral on his son’s debt.

Transactions Involving USECC and Crested.  The Company and Crested conduct most activities through their equally-owned joint venture USECC. From time to time the Company and Crested advance funds to or make payments on behalf of USECC, which create intercompany debt. The party extending funds is subsequently reimbursed by the other venturer. Crested owed the Company $10,821,800 at December 31, 2005.

Stock Options in UPC Held by an Employee. Chris M. Healy, Vice-President of exploration for USE , is a director of Uranium Power Corp., a public company traded on the Toronto Venture Exchange. UPC is buying a 50% interest in certain uranium properties owned by, and is a joint venture partner in a mining venture agreement with, USE and Crested. For services on the UPC board of directors, Mr. Healy has been granted options to purchase 200,000 shares of UPC common stock at Cdn. $0.50 per share which were granted on May 4, 2005 and expire two years later. Mr. Healy is not a director, nor is he an executive officer, of USE or Crested.

Participation by Officers, Directors and Employees in Stock Ownership of Subsidiaries. Historically, our business strategy has been, and will continue to be, acquiring grass roots and/or developed mineral properties when commodity prices are low (such as they have been, in the past, in natural gas, gold, uranium and molybdenum), then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to hold and explore or develop the properties to other companies in the mineral sector when prices are moving upward.

Typically, projects initially are acquired, financed and operated by USE and Crested in their joint venture. From time to time, some of the projects are later transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. Examples of this corporate strategy are, for gold properties, Sutter Gold Mining Inc. (formerly Globemin Resources Inc., a publicly traded British Columbia company, which acquired Sutter Gold Mining Company, and then changed its name to Sutter Gold Mining Inc.); and Rocky Mountain Gas, Inc. for coalbed methane gas. Additional subsidiaries have been organized but are not yet active: U.S. Uranium Ltd. for uranium, and U.S. Moly Corp. for molybdenum.

Initial ownership of these subsidiaries is by USE and Crested, with additional stock (plus options) issued by the subsidiary company’s board of directors to the officers, certain of the directors, and employees of USE. Additional stock and/or options may be issued to other persons with experience specifically related to the subsidiary company’s projects. The stock, and the options, will be forfeited if the individual’s employment is terminated for any reason except retirement. The subsidiary stock is issued to officers, directors and employees for nominal cash consideration. The subsidiary ownership percentages will vary, but in general, officers, directors and employees of USE collectively would not own more than 10% (on an initial fully diluted basis, including options), and USE and Crested would own 90%. USE’ and Crested’s participation in that 90% will depend on the properties and funding which each contributes to the subsidiary at inception. Subsequent investments by third parties would dilute the stock ownership of all the initial owners.

On the disposition of a subsidiary company through a merger, sale of assets, or other transaction, the equity positions in subsidiary companies held by officers, directors and employees of USE will be entitled to receive the same consideration (pro rata) as the equity positions of USE, Crested and third party investors; no preferential terms will be accorded to the officers, directors and employees. If a subsidiary becomes a public company through an underwritten initial public offering, some or all of the equity held by USE, Crested and the individuals might be subject to lock up restrictions for a period of time following the offering. Typically, those lock up restrictions would apply equally (have the same duration) for USE and Crested, and for the officers and directors, although equity held by non-management employees might not be locked up.

The profitability (if any) of the stock in the subsidiaries owned USE, Crested, and the individuals, will not be known until a disposition or a successful public offering occurs. A subsidiary company may be merged, its assets sold, or otherwise disposed of without the transaction being subject to a vote by the shareholders of USE and Crested, in which event the shareholders of USE and Crested would be relying on the judgment of the directors of USE and Crested who do not own stock or hold options to buy stock in the subsidiary.

On June 1, 2005, Rocky Mountain Gas, Inc. was sold to Enterra Energy Trust. USE and Crested, and the other shareholders of RMG, including employees and officers and directors of USE, received compensation in this transaction. For information on such compensation, please see the proxy statement for the annual shareholders’ meeting held in July 2005.

As of the date of this proxy statement, USE and Crested, and their officers, certain of their directors, and their employees, own stock and options to buy stock in the subsidiaries shown below. Information about subsidiaries, which are not now active or expected to become active in 2005, is not shown.

•
U.S. Uranium Ltd. (“USUL”) has issued options to purchase a total of 3,080,000 shares of common stock, at an exercise price of $0.25 per share, to officers, directors and employees of USE and Crested. All these options have a 10 year life and vest at the rate of 20% for 5 years. In 2006, it is possible that USUL will issue stock to these individuals, and will issue stock to USE and Crested for certain uranium properties to be transferred into USUL in 2005. The percentage ownership of USE and Crested would be approximately 90% on a combined basis, after the properties are transferred. USUL has not yet commenced operations and the uranium properties to be transferred into USUL have not yet been identified.

•
U.S. Moly Corp. (“USMC”) has issued options to purchase a total of 3,080,000 shares of common stock, at an exercise price of $0.25 per share, to officers, directors and employees of USE and Crested. All these options have a 10 year life and vest at the rate of 20% for 5 years. In 2006, it is possible that USMC will issue stock to these individuals for nominal cash consideration, and will issue stock to USE and Crested for the Mt. Emmons, Colorado molybdenum properties, along with other rights and obligations associated with those properties. The percentage ownership of USE and Crested would be approximately 90% on a combined basis, after the properties are transferred. USMC has not yet commenced operations.

•
Sutter Gold Mining Inc. (“SGMI”) is owned 64.2% by USE; 1.5% by Crested; and 4% by officers and some of the directors of USE and Crested. Options to purchase 1,500,000 shares are held by officers and directors of USE and Crested; additional options are held by USE employees, and also by officers and directors of SGMI who are not affiliated with USE or Crested . In 2006, SGMI plans to resume exploration activities on its gold property in California.

Payment of Cash Bonuses. From time to time, the Company pays cash bonuses to officers and employees, for example, a holiday bonus is usually paid each year. In addition, bonuses are paid from time to time for exemplary service. As an example, a bonus totaling $470,750 was paid in 2005 to certain employees, including officers (and Mark J. Larsen as former president of RMG) for the successful completion of the Enterra transaction. Of that amount, officers received $140,000; Mark Larsen as former president of RMG received $150,000; outside directors of USE received $20,000 and outside directors of RMG received $15,000. In the future, bonuses likely will be paid on the successful completion of similar transactions, for bringing an industry partner into a minerals project, or in connection with the acquisition of a business or significant properties. This form of compensation would be in addition to the benefits which would be realized by the officers and directors because of their ownership in a subsidiary which is sold, or which receives industry partner or institutional funding.

In addition, bonuses likely will be paid upon the conclusion of the litigation involving Nukem, which began in the early 1990s. Management has devoted extraordinary time to this litigation over the past 15 years, in addition to running the Company’s business. Neither the amount of the total bonus which would be paid, nor the allocation among individuals, will be determined until after the Nukem litigation has been finally resolved. However, the total bonus package could be from 10% to 25% of the total cash award, assuming we receive a cash award on final resolution. And, it is likely that bonuses would be paid even if the Company does not receive a cash award. In this regard, we note that the Company has received net cash awards in the past from this litigation (approximately $15 million in 1998). The bonus package will be determined by the independent directors of the Company after consultation with the employees and outside counsel that were involved after final resolution of the litigation. Like most matters in litigation, the timing of such resolution, or the amount of awards (if any) cannot be predicted.

ITEM 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholders matters.

Information on equity compensation plans is disclosed under Part II of the Form 10-K for year ended December 31, 2005.

The following is a list of all record holders who beneficially owned more than five percent (5%) of the outstanding shares of common stock, and the outstanding common stock beneficially held by each director and nominee, and each officer, and by all officers and directors as a group, as reported in filings with the SEC, or as otherwise known to us. Beneficial ownership includes the shares underlying presently exercisable options.

Except as otherwise noted, each holder exercises the sole voting and dispositive powers over the shares listed opposite the holder's name, excluding shares subject to forfeiture and those held in ESOP accounts established for the employee's benefit. Dispositive powers over the forfeitable shares held by employees who are not officers, and by non-employee directors ("Forfeitable Shares") are shared by the Company's board of directors. Voting and dispositive powers over Forfeitable Shares held by the Company's five executive officers ("Officers' Forfeitable Shares") are shared by the Company's non-employee directors (Messrs. Anderson, Feinstein, Anderson, and Fraser). The ESOP Trustees (John L. Larsen and Harold F. Herron) exercise voting powers over non-allocated ESOP shares and dispositive powers over all ESOP shares. It should be noted that voting and dispositive powers over certain shares are shared by one or more of the listed holders. Such securities are reported opposite each holder having a shared interest therein.

	Amount and Nature of Beneficial Ownership				Total
Name and address	Voting Rights		Dispositive Rights		Beneficial	Percent
Of beneficial owner	Sole	Shared	Sole	Shared	Ownership	of Class (1)

John L. Larsen *(2)	1,229,741	968,726	1,229,741	1,281,504	2,633,765	13.0%
201 Hill Street
Riverton, WY 82501

Keith G. Larsen *(3)	861,217	820,415	805,594	835,595	1,682,952	8.3%
4045 Valley Green Cir.
Riverton, WY 82501

Harold F. Herron *(4)	488,225	973,226	457,919	1,281,504	1,786,499	9.0%
877 N. 8th W.
Riverton, WY 82501

Don C. Anderson *(5)	168,349	420,720	168,349	443,400	611,749	3.1%
P. O. Box 680
Midway, UT 84049

Michael H. Feinstein *(6)	25,476	420,720	25,476	443,400	468,876	2.4%
5309 East Paradise Lane
Scottsdale, AZ 85254

H. Russell Fraser *(7)	147,231	422,020	147,231	444,700	591,931	3.0%
3453 Southfork Road
Cody, WY 82414

Michael T. Anderson *(8)	77,405	420,720	77,405	443,400	520,805	2.7%
933 Main Street
Lander, WY 82520

Daniel P. Svilar **(9)	738,480	818,915	738,480	817,915	1,669,075	8.3%
580 S. Indiana Street
Hudson, WY 82515

R. Scott Lorimer **(10)	666,746	812,915	602,999	812,915	1,554,781	7.8%
11 Korrel Court
Riverton, WY 82501

Mark J. Larsen **(11)	572,250	4,600	530,208	-0-	572,250	2.9%
513 Westchester Cir.
Riverton, WY 82501

All officers and directors as
A group (ten persons) (12)	4,975,120	1,413,346	4,783,402	1,708,524	6,683,644	28.8%

* Director
** Officer only

(1) Percent of class is computed by dividing the number of shares beneficially owned plus any options held by the reporting person, by the number of shares outstanding plus the shares underlying options held by that person.

(2) Mr. John L. Larsen exercises sole voting powers over 443,423 shares contributed to a family limited partnership, 500 shares held in a street name account for his benefit, 66,918 shares held in an Individual Retirement Account ("IRA") established for his benefit, and 718,900 shares underlying options. He exercises shared voting rights over 155,811 shares held by the ESOP, which have not been allocated to accounts established for specific beneficiaries, and shares held by corporations of which Mr. Larsen is a director consisting of 512,359 shares held by Crested Corp. ("Crested"), 125,556 shares held by Plateau Resources Limited ("Plateau"), and 175,000 shares held by Sutter Gold Mining Inc. ("SGMI"). Mr. Larsen shares the voting rights over such shares with the other directors of those corporations. Mr. Larsen shares voting powers over the unallocated ESOP shares in his capacity as an ESOP Trustee with the other ESOP Trustees. Shares over which sole dispositive rights are exercised consist of 443,423 directly owned shares, 500 shares held in street name, 66,918 shares held in his IRA, and the 718,900 shares underlying options. Shared dispositive powers are exercised over 445,909 shares held by the ESOP, 22,680 Forfeitable Shares, 512,359 shares held by Crested, 125,556 shares held by Plateau and 175,000 shares held by SGMI. The shares listed under "Total Beneficial Ownership" also include 145,200 Officers' Forfeitable Shares.

(3) Mr. Keith Larsen exercises sole voting rights over 140,736 directly held shares, 7,500 shares as custodian over shares held for his minor children under the Wyoming Uniform Transfers to Minors Act (the "Custodial Shares"), 55,623 shares held in an ESOP account established for his benefit, 657,358 shares underlying options. He exercises shared voting rights over 7,500 shares held directly by his minor children and shares held by corporations of which Mr. Larsen is a director consisting of 512,359 shares held by Crested, 125,556 shares held by Plateau, and 175,000 shares held by Sutter. Mr. Larsen shares the voting rights over such shares with the other directors of those corporations. Mr. Keith Larsen exercises sole dispositive rights over 140,736 directly held shares, 7,500 Custodial shares, and 657,358 shares underlying options. He exercises shared dispositive rights over 22,680 Forfeitable Shares 512,359 shares held by Crested, 125,556 shares held by Plateau and 175,000 shares held by SGMI. The shares listed under "Total Beneficial Ownership" also include 8,820 Officers' Forfeitable Shares.

(4) Mr. Herron exercises sole voting powers over 93,415 directly owned shares, 11,000 shares held in an IRA established for his benefit, 4,500 Custodial Shares 349,004 shares underlying options, and 30,306 shares held in the ESOP account established for his benefit. Shared voting powers are exercised over 4,500 Custodial shares, 155,811 shares held by the ESOP which have not been allocated to accounts established for specific beneficiaries, 512,359 shares held by Crested, 125,556 shares held by Plateau, and 175,000 shares held by Sutter. Sole dispositive powers are exercised over 93,415 directly held shares, 11,000 shares held in his IRA, 4,500 Custodial Shares and 349,004 shares underlying options. Mr. Herron exercises shared dispositive rights over 445,909 shares held by the ESOP, 512,359 shares held by Crested, 125,556 shares held by Plateau and 175,000 shares held by SGMI, and 22,680 Forfeitable Shares. Mr. Herron exercises shared dispositive and voting powers over the shares held by Crested, Sutter and Plateau as a director of those companies with the other directors of those companies and over the ESOP shares in his capacity as an ESOP Trustee with the other ESOP Trustees. The shares listed under "Total Beneficial Ownership" also include 39,450 Officers' Forfeitable Shares.

(5) Mr. Don Anderson exercises sole voting powers over 37,794 directly held shares, 3,055 shares held in an IRA established for his benefit, and 127,500 shares underlying options. He exercises shared voting powers over 420,720 Officers' Forfeitable Shares. Mr. Anderson exercises dispositive power over 37,794 directly held shares, 3,055 IRA shares, and 127,500 shares underlying his options. He exercises shared dispositive powers over the 22,680 Forfeitable Shares and 420,720 Officers' Forfeitable Shares.

(6) Mr. Feinstein exercises sole voting rights over 476 directly held shares and 25,000 shares underlying options. He exercises shared voting powers over 420,720 Officers’ Forfeitable Shares. Mr. Feinstein exercises sole dispositive rights over 476 directly held shares and 25,000 shares underlying options. He exercises shared dispositive powers over the 22,680 Forfeitable Shares and 420,720 Officers’ Forfeitable Shares.

(7) Mr. Fraser exercises sole voting rights over 14,731 directly held shares, 4,000 shares held in an IRA for his benefit, 1,000 shares held in a street name account for his benefit and 127,500 shares underlying options. He exercises shared voting rights over 1,300 shares held directly by his wife and 420,720 Officers' Forfeitable Shares. Mr. Fraser exercises sole dispositive rights over 14,731 directly held shares, 4,000 IRA shares, 1,000 held in a street name account for his benefit and 127,500 shares underlying his options. He exercises shared dispositive powers over 1,300 wife's shares, 22,680 Forfeitable Shares, and 420,720 Officers' Forfeitable Shares.

(8) Mr. Mike Anderson exercises sole voting rights over 2,405 directly owned shares and 75,000 shares underlying his options. He exercises shared voting powers over 420,720 Officers' Forfeitable Shares. He exercises sole dispositive rights over 2,405 directly owned shares and 75,000 shares underlying his options. He exercises shared dispositive powers over the 22,680 Forfeitable Shares and 420,720 Officers' Forfeitable Shares.

(9) Mr. Svilar exercises sole voting powers over 101,950 directly owned shares, 16,000 shares held in an IRA established for his benefit, 630 shares held in a street name account established for his benefit, 1,000 Custodial Shares, and 618,900 shares underlying options. He exercises shared voting over 512,359 shares held by Crested 125,556 shares held by Plateau, and 175,000 shares held by SGMI, 1,000 Custodial shares and 5,000 shares held by a private corporation of which he is a director and officer. He exercises sole dispositive power over 101,950 directly held shares, 16,000 IRA shares, 630 street name shares, 1,000 Custodial Shares, and 618,900 shares underlying his options. Mr. Svilar exercises shared dispositive rights over 512,359 shares held by Crested, 125,556 shares held by Plateau, 175,000 shares held by SGMI, and 5,000 shares held by a private corporation of which he is a director and officer. The shares listed under "Total Beneficial Ownership" also include 112,680 Officers' Forfeitable Shares.

(10) Mr. Lorimer exercises sole voting rights over 145,642 directly held shares, 63,747 shares held in the ESOP account established for his benefit, and 457,357 shares underlying options. He exercises shared voting over 512,359 shares held by Crested, 125,556 shares held by Plateau, and 175,000 shares held by SGMI. He exercises sole dispositive rights over 145,642 directly held shares, and 457,357 shares underlying options. Mr. Lorimer exercises shared dispositive rights over 512,359 shares held by Crested, 125,556 shares held by Plateau and 175,000 shares held by SGMI. The shares listed under "Total Beneficial Ownership" also include 75,120 Officers' Forfeitable Shares.

(11) Mr. Mark Larsen exercises sole voting over 34,578 shares held directly, 4,600 Custodial Shares, 42,042 shares held in the ESOP account established for his benefit, and 491,030 shares underlying options. He exercises shared voting rights over 4,600 Custodial shares. Mr. Larsen exercises sole dispositive rights over 34,578 shares held directly, 4,600 Custodial shares, and 491,030 shares underlying his options.

(12) The group exercises sole voting rights over 1,015,150 directly held shares, 1,000 shares held in joint tenancy, 100,973 shares held in IRAs, 1,130 shares held in street name, 17,600 Custodial Shares, 191,718 ESOP shares and 3,647,549 shares underlying options. Shared voting rights are exercised over 1,300 shares held in IRA accounts for spouses, 17,600 shares held by minor children, 420,720 Officers' Forfeitable Shares, 155,811 shares held in the ESOP which are not allocated to plan participants, 512,359 shares held by Crested, 125,556 shares held by Plateau, 175,000 shares held by SGMI, and 5,000 shares held by private corporations. The sole dispositive shares consist of 1,015,150 directly held shares, 1,000 shares held in joint tenancy, 100,973 shares held in IRAs, 1,130 shares held in street name, 17,600 Custodial Shares, and 3,647,549 shares underlying options. The group exercises shared dispositive rights over 1,300 shares held in IRA accounts for spouses, 445,909 shares held in the ESOP, 512,359 shares held by Crested, 125,556 shares held by Plateau, 175,000 shares held by SGMI, 5,000 shares held by private corporations, 22,680 Forfeitable Shares, and 420,720 Officers' Forfeitable Shares.

ITEM 13. Certain Relationships and Related Transactions.

Debt Owed by a Director. In the early 1990s, Harold F. Herron, an officer and director, had been living in and caring for a house owned by the Company. In fiscal 1995, Mr. Herron purchased the home for $260,000 (equal to appraised value), and was reimbursed by the Company for $22,830 of leasehold improvements he had made to the property. The Company accepted a promissory note for $112,170 of the purchase price, with 7% annual interest. This note was a nonrecourse note secured by 30,000 shares of the Company’s common stock owned by Mr. Herron. At January 31, 2006, the note had been completely repaid by the surrender of the 30,000 shares of U.S. Energy common stock.

Family Employment. Three of John L. Larsen's sons and one grandson are employed by the Company or subsidiaries. Collectively, Mr. Larsen and these family members received $1,114,500 in total compensation for services during the twelve months ended December 31, 2005, including benefits and ESOP contributions.

Richard Larsen (one of John L. Larsen’s sons) was indebted to the Company in the amount of $65,200 at December 31, 2005. Richard Larsen is not an officer of the Company. John L. Larsen has pledged 124,000 shares of his U.S. Energy common stock as collateral on his son’s debt.

Transactions Involving USECC and Crested.  The Company and Crested conduct most activities through their equally-owned joint venture USECC. From time to time the Company and Crested advance funds to or make payments on behalf of USECC, which create intercompany debt. The party extending funds is subsequently reimbursed by the other venturer. Crested owed the Company $10,821,800 at December 31, 2005.

Stock Options in UPC Held by an Employee. Chris M. Healy, Vice-President of exploration for USE , is a director of Uranium Power Corp., a public company traded on the Toronto Venture Exchange. UPC is buying a 50% interest in certain uranium properties owned by, and is a joint venture partner in a mining venture agreement with, USE and Crested. For services on the UPC board of directors, Mr. Healy has been granted options to purchase 200,000 shares of UPC common stock at Cdn. $0.50 per share which were granted on May 4, 2005 and expire two years later. Mr. Healy is not a director, nor is he an executive officer, of USE or Crested.

Participation by Officers, Directors and Employees in Stock Ownership of Subsidiaries. Historically, our business strategy has been, and will continue to be, acquiring grass roots and/or developed mineral properties when commodity prices are low (such as they have been, in the past, in natural gas, gold, uranium and molybdenum), then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to hold and explore or develop the properties to other companies in the mineral sector when prices are moving upward.

Typically, projects initially are acquired, financed and operated by USE and Crested in their joint venture. From time to time, some of the projects are later transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. Examples of this corporate strategy are, for gold properties, Sutter Gold Mining Inc. (formerly Globemin Resources Inc., a publicly traded British Columbia company, which acquired Sutter Gold Mining Company, and then changed its name to Sutter Gold Mining Inc.); and Rocky Mountain Gas, Inc. for coalbed methane gas. Additional subsidiaries have been organized but are not yet active: U.S. Uranium Ltd. for uranium, and U.S. Moly Corp. for molybdenum.

Initial ownership of these subsidiaries is by USE and Crested, with additional stock (plus options) issued by the subsidiary company’s board of directors to the officers, certain of the directors, and employees of USE. Additional stock and/or options may be issued to other persons with experience specifically related to the subsidiary company’s projects. The stock, and the options, will be forfeited if the individual’s employment is terminated for any reason except retirement. The subsidiary stock is issued to officers, directors and employees for nominal cash consideration. The subsidiary ownership percentages will vary, but in general, officers, directors and employees of USE collectively would not own more than 10% (on an initial fully diluted basis, including options), and USE and Crested would own 90%. USE’ and Crested’s participation in that 90% will depend on the properties and funding which each contributes to the subsidiary at inception. Subsequent investments by third parties would dilute the stock ownership of all the initial owners.

On the disposition of a subsidiary company through a merger, sale of assets, or other transaction, the equity positions in subsidiary companies held by officers, directors and employees of USE will be entitled to receive the same consideration (pro rata) as the equity positions of USE, Crested and third party investors; no preferential terms will be accorded to the officers, directors and employees. If a subsidiary becomes a public company through an underwritten initial public offering, some or all of the equity held by USE, Crested and the individuals might be subject to lock up restrictions for a period of time following the offering. Typically, those lock up restrictions would apply equally (have the same duration) for USE and Crested, and for the officers and directors, although equity held by non-management employees might not be locked up.

The profitability (if any) of the stock in the subsidiaries owned USE, Crested, and the individuals, will not be known until a disposition or a successful public offering occurs. A subsidiary company may be merged, its assets sold, or otherwise disposed of without the transaction being subject to a vote by the shareholders of USE and Crested, in which event the shareholders of USE and Crested would be relying on the judgment of the directors of USE and Crested who do not own stock or hold options to buy stock in the subsidiary.

On June 1, 2005, Rocky Mountain Gas, Inc. was sold to Enterra Energy Trust. USE and Crested, and the other shareholders of RMG, including employees and officers and directors of USE, received compensation in this transaction. For information on such compensation, please see the proxy statement for the annual shareholders’ meeting held in July 2005.

USE and Crested, and their officers, certain of their directors, and their employees, own stock and options to buy stock in the subsidiaries shown below. Information about subsidiaries, which are not now active or expected to become active in 2005, is not shown.

•
U.S. Uranium Ltd. (“USUL”) has issued options to purchase a total of 3,080,000 shares of common stock, at an exercise price of $0.25 per share, to officers, directors and employees of USE and Crested. All these options have a 10 year life and vest at the rate of 20% for 5 years. In 2006, it is possible that USUL will issue stock to these individuals, and will issue stock to USE and Crested for certain uranium properties to be transferred into USUL in 2005. The percentage ownership of USE and Crested would be approximately 90% on a combined basis, after the properties are transferred. USUL has not yet commenced operations and the uranium properties to be transferred into USUL have not yet been identified.

•
U.S. Moly Corp. (“USMC”) has issued options to purchase a total of 3,080,000 shares of common stock, at an exercise price of $0.25 per share, to officers, directors and employees of USE and Crested. All these options have a 10 year life and vest at the rate of 20% for 5 years. In 2006, it is possible that USMC will issue stock to these individuals for nominal cash consideration, and will issue stock to USE and Crested for the Mt. Emmons, Colorado molybdenum properties, along with other rights and obligations associated with those properties. The percentage ownership of USE and Crested would be approximately 90% on a combined basis, after the properties are transferred. USMC has not yet commenced operations.

•
Sutter Gold Mining Inc. (“SGMI”) is owned 64.2% by USE; 1.5% by Crested; and 4% by officers and some of the directors of USE and Crested. Options to purchase 1,500,000 shares are held by officers and directors of USE and Crested; additional options are held by USE employees, and also by officers and directors of SGMI who are not affiliated with USE or Crested . In 2006, SGMI plans to resume exploration activities on its gold property in California.

Payment of Cash Bonuses. From time to time, the Company pays cash bonuses to officers and employees, for example, a holiday bonus is usually paid each year. In addition, bonuses are paid from time to time for exemplary service. As an example, a bonus totaling $470,750 was paid in 2005 to certain employees, including officers (and Mark J. Larsen as former president of RMG) for the successful completion of the Enterra transaction. Of that amount, officers received $140,000; Mark Larsen as former president of RMG received $150,000; outside directors of USE received $20,000 and outside directors of RMG received $15,000. In the future, bonuses likely will be paid on the successful completion of similar transactions, for bringing an industry partner into a minerals project, or in connection with the acquisition of a business or significant properties. This form of compensation would be in addition to the benefits which would be realized by the officers and directors because of their ownership in a subsidiary which is sold, or which receives industry partner or institutional funding.

In addition, bonuses likely will be paid upon the conclusion of the litigation involving Nukem, which began in the early 1990s. Management has devoted extraordinary time to this litigation over the past 15 years, in addition to running the Company’s business. Neither the amount of the total bonus which would be paid, nor the allocation among individuals, will be determined until after the Nukem litigation has been finally resolved. However, the total bonus package could be from 10% to 25% of the total cash award, assuming we receive a cash award on final resolution. And, it is likely that bonuses would be paid even if the Company does not receive a cash award. In this regard, we note that the Company has received net cash awards in the past from this litigation (approximately $15 million in 1998). The bonus package will be determined by the independent directors of the Company after consultation with the employees and outside counsel that were involved after final resolution of the litigation. Like most matters in litigation, the timing of such resolution, or the amount of awards (if any) cannot be predicted.

ITEM 14. Principal Accountant Fees and Services

Previously reported in the Form 10-K for year ended December 31, 2005.

SIGNATURES. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: April 25, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 25, 2006	By:	/s/ John L. Larsen
JOHN L. LARSEN, Director

Date: April 25, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

Date: April 25, 2006	By:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

Date: April 25, 2006	By:	/s/ Don C. Anderson
DON C. ANDERSON, Director

Date: April 25, 2006	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: April 25, 2006	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: April 25, 2006	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director

Date: April 25, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer