Form 10-Q
period 2006-03-31
US ENERGY CORP
filed 2006-05-16
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2006 or

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

Not Applicable
Former name, address and fiscal year, if changed since last report

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

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

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 15, 2006
Common stock, $.01 par value	19,530,425

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2006 and 2005 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2006 and 2005 (unaudited)	8-10

	Notes to Condensed Consolidated Financial Statements (unaudited)	11-16

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28-30

ITEM 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	31-32

ITEM 2.	Changes in Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Submission of Matters to a Vote of Shareholders	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits and Reports on Form 8-K	32

	Signatures	33

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,763,800	$6,998,700
Marketable securities, available for sale	1,457,800	328,700
Accounts receivable
Trade, net of allowance of $32,300 each period	61,800	251,400
Affiliates	11,900	14,100
Prepaid expenses and other current assets	357,700	215,000
Inventories	20,100	32,700
Total current assets	9,673,100	7,840,600

INVESTMENTS:
Non-affiliated companies	14,175,400	14,760,800
Marketable securities, held-to-maturity	6,760,700	6,761,200
Other	54,900	54,900
Total investments	20,991,000	21,576,900

PROPERTIES AND EQUIPMENT:	13,777,900	13,847,600
Less accumulated depreciation,
depletion and amortization	(7,397,900)	(7,481,800)
Net properties and equipment	6,380,000	6,365,800

OTHER ASSETS:
Note receivable trade	20,800	20,800
Real estate held for resale	1,819,700	1,819,700
Deposits and other	477,900	482,900
Total other assets	2,318,400	2,323,400
Total assets	$39,362,500	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$249,400	$433,000
Accrued compensation expense	205,200	177,100
Asset retirement obligation	233,100	233,200
Current portion of long-term debt	283,600	156,500
Other current liabilities	384,500	232,400
Total current liabilities	1,355,800	1,232,200

LONG-TERM DEBT, net of current portion	907,500	880,300

ASSET RETIREMENT OBLIGATIONS,
net of current portion	5,945,200	5,669,000

OTHER ACCRUED LIABILITIES	1,413,400	1,400,500

MINORITY INTERESTS	1,807,500	1,767,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 19,218,010
and 18,825,134 shares issued respectively	192,200	188,200
Additional paid-in capital	69,441,800	68,005,600
Accumulated deficit	(41,239,200)	(40,154,100)
Treasury stock at cost,
1,004,174 and 999,174 shares respectively	(2,923,500)	(2,892,900)
Unrealized gain (loss) on marketable securities	353,300	(98,100)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	25,334,100	24,558,200
Total liabilities and shareholders' equity	$39,362,500	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005
OPERATING REVENUES:
Real estate operations	$54,800	$85,100
Management fees and other	121,800	256,300
	176,600	341,400

OPERATING COSTS AND EXPENSES:
Real estate operations	70,200	68,100
Mineral holding costs	501,100	292,900
General and administrative	2,548,700	1,164,400
	3,120,000	1,525,400

OPERATING LOSS	(2,943,400)	(1,184,000)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	2,414,900	9,500
Gain on sale of investment	--	66,500
Loss from valuation of derivatives	(585,400)	--
Dividends	2,800	--
Interest income	51,300	54,900
Interest expense	(29,500)	(273,100)
	1,854,100	(142,200)

LOSS BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS AND
PROVISION FOR INCOME TAXES	(1,089,300)	(1,326,200)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	4,200	53,800

LOSS BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	(1,085,100)	(1,272,400)

DISCONTINUED OPERATIONS, net of taxes	--	(326,100)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,085,100)	(1,598,500)

PROVISION FOR INCOME TAXES	--	--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2006	2005

NET LOSS	$(1,085,100)	$(1,598,500)

PER SHARE DATA
Loss from continuing operations	$(0.06)	$(0.09)
Loss from discontinued operations	--	(0.02)

NET LOSS PER SHARE BASIC
AND DILUTED	$(0.06)	$(0.11)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	18,127,158	14,398,093

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,085,100)	$(1,598,500)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(4,200)	(53,800)
Amortization of deferred charge	--	23,600
Depreciation	159,700	92,800
Accretion of asset
retirement obligations	192,700	91,700
Amortization of debt discount	--	167,700
Loss from valuation of derivatives	585,400	--
Extension of warrants	321,100	--
Noncash services	4,500	35,600
Initial valuation of asset
retirement obligation	83,400	--
(Gain) on sale of assets	(2,293,700)	(9,500)
(Gain) on sale investments	--	(66,500)
Noncash compensation	358,800	86,100
Net changes in assets and liabilities:	(76,500)	410,200
NET CASH USED IN
OPERATING ACTIVITIES	(1,753,900)	(820,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development of unproved mining claims	(9,200)	(53,300)
Proceeds on sale of property and equipment	1,639,400	9,500
Proceeds from sale investments	--	66,500
Escrow proceeds	--	500,000
Net change in restricted investments	500	800
Purchase of property and equipment	(107,400)	(96,700)
Net change in notes receivable	(30,600)	14,500
Net change in investments in affiliates	44,200	117,300
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	1,536,900	558,600

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$908,500	$1,416,700
Issuance of subsidiary stock	--	--
Proceeds from long term debt	184,400	3,750,000
Repayments of long term debt	(110,800)	(73,500)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	982,100	5,093,200

Net cash used in operating activities of
disontinued operations	--	(453,500)
Net cash used in investing activities of
disontinued operations	--	(215,000)
Net cash used in financing activites of
disontinued operations	--	(8,500)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	765,100	4,154,200

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	6,998,700	3,842,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$7,763,800	$7,996,600

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$29,500	$105,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Satisfaction of receivable - employee
with stock in company	$30,600	$20,500

Acquisition of assets
through issuance of debt	$80,700	$50,000

Issuance of stock warrants in
conjunction with debt	$--	$1,226,200

Issuance of stock as coversion of
subsidiary stock	$--	$499,700

Issuance of stock for services	$--	$35,600

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1) The Condensed Consolidated Balance Sheet as of March 31, 2006, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2005 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006, and 2005 and cash flows for the three months ended March 31, 2006 and 2005.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 Form 10-K. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

3) The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%), Four Nines Gold, Inc. ("FNG") (50.9%), Sutter Gold Mining Inc. (“SGMI”) (65.4%), Crested Corp. (“Crested”) (71.0%), Yellow Stone Fuels, Inc. (“YSFI”) (35.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted.

Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated. Because of management control, YSFI is consolidated into the financial statements of the Company.

4) Stock- based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises. There were no option awards granted in the three months ended March 31, 2006. There are however options that vest on June 1, 2006. The expense associated with the vesting of these shares will be recorded during the six months ended June 30, 2006 as a result of the adoption of SFAS 123(R).

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Prior to January 1, 2006, we followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based compensation. Under APB 25, no compensation expense was recognized for stock options since the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.

FAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all our employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. For pro forma purposes, the estimated fair value of our stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

Three Months Ended
March 31,
2005

Net loss	$(1,598,500)
Deduct:
Stock-based employee compensation determined under fair
value method for all awards, net of related tax effects	(102,900)
Net income/(loss) available to common stockholders - pro forma	$(1,701,400)

Basic and diluted loss per share as reported	$(0.11)

Basic and diluted loss per share pro forma	$(0.12)

Weighted average basic and diluted common stock outstanding	14,398,093

5) Components of Properties and Equipment at March 31, 2006, consist of land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value

Buildings, land and equipment	$13,777,900	$(7,397,900)	$6,380,000

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at March 31, 2006.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

6) Comprehensive Income

Unrealized gains on investments, are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheet under Shareholders’ equity. The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Three months ending March 31,
	2006	2005
Net loss	$(1,085,100)	$(1,598,500)

Comprehensive gain from the
unrealized loss on marketable securities	353,300	--

Comprehensive income from the
unrealized loss on hedging activities	--	(742,600)
Comprehenseive loss	$(731,800)	$(2,341,100)

7) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

Investments in marketable securities consisted of the following at March 31, 2006:

			Unrealized
	Cost	Market Value	Gain / (Loss)
Equity Securities
YSFC Enterra Units	$89,000	$64,500	$(24,500)

USECC UPC shares	$1,015,500	$1,393,300	$377,800
Total	$1,104,500	$1,457,800	$353,300

These securities relate to 4,685 shares of Enterra Energy Trust owned by YSFI and 2,500,000 shares of UPC.

8) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they are anti-dilutive. These options and warrants totaled 5,151,908 and 6,082,815 at March 31, 2006 and 2005, respectively. Stock options and warrants have a weighted average exercise price of $3.01 and $2.99 per share at March 31, 2006 and 2005, respectively. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are anti-dilutive.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

9) Long term debt at March 31, 2006 consists of:

Current portion of long term debt for the purchase of aircraft and equipment and insurance policies at various interest rates and due dates	$283,600

Long term portion of debt for the purchase of aircraft and equipment and insurance policies at various interest rates and due dates	907,500
$1,191,100

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

The Company accounts for the reclamation of its mineral properties and oil properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.” Under the provisions of this accounting statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates. The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	Three months ended March 31,
	2006	2005
Balance December 31, 2005	$5,902,200	$8,075,100
Addition to Liability	83,400	--
Liability Settled	--	--
Accretion Expense	192,700	104,400
Balance March 31, 2006	$6,178,300	$8,179,500

11) During the three months ended March 31, 2006, the Company issued 392,876 shares of its common stock. The following table details the number of shares issued and the dollar values received.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2005	18,825,134	$188,200	$68,005,600

2001 Stock Compensation Plan	15,000	200	69,100

Exercise of Options	156,476	1,600	103,200

Exercise of Warrants	221,400	2,200	801,500

Expense of warrant extension			321,100

Expense of Employee options
vesting			136,800

Valuation of Company warrants issued			4,500
for professional services
	19,218,010	$192,200	$69,441,800

12) On January 13, 2006, the Company and Crested (acting as their joint venture USECC) amended their December 8, 2004 Purchase and Sale Agreement with Uranium Power Corp. (“UPC”). UPC paid USECC $2,152,000 and 1,500,000 shares of UPC common stock pursuant to the amendment.

•
The original agreement required UPC to pay USECC $800,000 and issue 750,000 shares of UPC stock on June 29, 2006, and pay an additional $800,000 and issue 750,000 more shares of UPC stock on December 29, 2006. UPC has paid the $1.6 million cash and has delivered the 1.5 million shares to USE and Crested in equal amounts of 750,000 shares.

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

•
The amendment also required UPC to pay USECC the $152,011.89 outstanding balance for the 2005 uranium property drilling program and an additional $400,000 of $775,440 budgeted for the first half of the 2006 drilling program. UPC has paid this $552,011.89.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

•
The original agreement required UPC to pay a total of $4,050,000 and 4 million shares of UPC common stock. However, the cash portion was subject to increase by $3 million (in two $1.5 million installments) if the uranium oxide price (long term indicator) attained or exceeded $30.00/lb for four consecutive weeks. This price benchmark was achieved on June 20, 2005, which resulted in the two $1.5 million payments being required on April 29 and October 29, 2006.

•
The original agreement required two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) due on June 29, 2007 and December 29, 2007. These payment requirements have not been amended and remain due in accordance with the original agreement.

As provided for in the original agreement, UPC would own nothing in the properties subject to the agreement if UPC fails to make any payments on time. Except as amended, the original agreement is unchanged.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2006 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 71%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statements of Crested, Plateau Resources Limited, Inc. ("Plateau"), USECC and other subsidiaries. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the quarter ended March 31, 2006.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005, the market prices for gold and uranium increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and continues in 2006. New uranium properties have also been acquired.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $41 per pound in April 2006.

Gold - The five year low for gold was in 2001 when it hit $256 per ounce. The market price for gold has risen since that time to an average price for the first quarter of 2006 of $569.41 per ounce. As of May 1, 2006 the price for gold was $657.50 per ounce. (Metal Prices.com).

Molybdenum - Annual Metal Week Dealer Oxide mean prices for molybidic oxide averaged $24.05 per pound during the four months ended April 2006, compared with annual averages of $16.41 per pound in 2004, $5.32 per pound in 2003 and $3.77 per pound in 2002. (Metal Prices.com). Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

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

Management’s strategy to generate a return on shareholder equity is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

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

•	Whether we can negotiate terms with industry partners which will return a profit to the Company for its retained interest and the project’s development costs to that point in time.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mine/processing plans (add or not add a circuit to process a particular mineral, whether to enlarge or make the mine plan smaller, etc.). However, overall, the principal drivers to attainment of the business strategy are the quality of the minerals in the ground and international commodity prices.

Please see the risk factor disclosures elsewhere in this Report for more information on the risks and uncertainties in the business.

Forward Looking Statements

This Report on Form 10-Q for the three months ended March 31, 2006 and 2005 includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

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

Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as an adjustment of capitalized costs with no loss recognized.

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

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities , which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity. Held-to-maturity securities are valued at amortized cost. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

The Company determined that the conversion feature of the Enterra Series D common stock it owns is a derivative. The derivative was determined to be a fair value hedge and any change in value is recognized in the statement of operations.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the FASB issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us is first quarter of fiscal 2006. During the quarter ended March 31, 2006 the Company recognized $136,800 in employee compensation related to options which vest on July 1, 2006. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

The Company continues to maintain a strong cash position at March 31, 2006, of $7,763,800 which is an increase of $765,100 from the cash position at December 31, 2005. Financing activities generated $982,100 primarily as a result of the exercise of warrants for the Company’s common stock and third party debt, investing activities generated $1,536,900 and operating activities consumed $1,753,900.

Although the Company’s cash position increased during the quarter ended March 31, 2006 it is anticipated that the Company may need to sell the remaining Enterra Acquisitions Class D (“Acquisitions”) shares when converted to Enterra Energy Trust (“Enterra”) shares as well as seek industry partners or equity financing to fund mine exploration and development costs and also fund reclamation and general and administrative expenses.

We believe that the current market prices for gold, uranium and molybdenum are at levels that warrant the exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices will remain at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, the sale of equity or a combination of the three. The successful development and production of these properties could greatly enhance the liquidity and financial position of the Company.

Capital Resources

Enterra Acquisitions Class D shares

On June 1, 2006, the 436,586 Class D shares of Acquisitions (not traded on any exchange) owned by the Company will be exchangeable, on a one-for-one basis, for additional Enterra units (the "Enterra Additional Units"); the Enterra Additional Units will be tradable on the Toronto Stock Exchange - Vancouver (“TSX-V”) at that time. Crested also owns an additional 245,759 of Class D shares of Acquisitions which will be available for sale on June 1, 2006. The Company has valued the Class D shares of Acquisitions as a derivative pursuant to SFAS 133 at March 31, 2006. The initial carrying value of the Class D shares was $19.00 per share. Using the risk free interest rate of 4.38% and a volatility of 48.66% at March 31, 2006 the Acquisitions Class D shares have a value of $19.0656 per share. The Company therefore recorded a loss on the derivative conversion right of the Class D shares of Acquisitions of $585,400. The Class D shares of Acquisitions will be revalued at each quarterly reporting period until they are converted to the Enterra Additional Units, at which time they will be accounted for as marketable securities held for sale.

A substantial portion of any cash received by Crested from the sale of its 245,759 Enterra Additional Units will likely be applied to its debt of $11,410,000 at March 31, 2006 to the Company. The ultimate value of the Class D shares of Acquisitions will not be determined until they are converted to the units and sold.

Pinnacle Gas Resources Inc.

The Company and Crested own a minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”). Enterra is entitled to be paid an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by the Company and Crested to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. Management of the Company may sell some or all of its equity in Pinnacle at such time as Pinnacle becomes a public company with securities tradable on a public exchange.

Agreements with Uranium Power Corp.

As noted in Footnote 12, the Company and Crested amended their agreement with Uranium Power Corp. (“UPC”) on January 13, 2006. As a result of this amendment the Company and Crested received $1.6 million in cash and 1.5 million shares of UPC common stock valued at $677,700. UPC continues to be responsible for the initial $500,000 of exploration costs on individual uranium projects. UPC is current on its funding requirements under the $1.3 million of approved exploration work on the uranium properties for 2006. The amount expended under the approved 2006 budget through March 31, 2006 was $158,700 and UPC has funded $400,000.

Other

The Company and Crested have a line of credit with a commercial bank in the amount of $750,000. The line of credit is secured by certain real estate holdings and equipment. This line of credit is used for short term working capital needs associated with operations. At March 31, 2006, the entire amount of $750,000 under the line of credit was available to the Company and Crested.

The Company and Crested continue to pursue the settlement of a long standing arbitration/litigation regarding the Sheep Mountain Partners partnership (“SMP”). The litigation involves Nukem, Inc. (“Nukem”) and its subsidiary Cycle Resource Investment Corp. of Danbury Connecticut. The case is currently on remand to the arbitration panel following Nukem’s third appeal to the Tenth Circuit Court of Appeals. Prior to the remand, there was a $20 million judgment entered by the U.S. District Court of Colorado in favor of the Company and Crested. The timing and cost of achieving final resolution cannot be predicted. Management of the Company and Crested believe that the ultimate outcome will be positive and in favor of the Company.

Capital Requirements

The capital requirements of the Company during 2006 remain its general and administrative costs and expenses; permitting and development work on its gold property, and the ongoing maintenance, exploration and potential development of its uranium and molybdenum properties.

Maintaining Mineral Properties

Uranium Properties

As stated above, the agreement with UPC calls for UPC to fund 50% of the expenses associated with maintaining the Sheep Mountain uranium properties in central Wyoming and five other uranium projects and performing exploration drilling on them. A budget of $1.3 million for the year ending December 31, 2006 has been approved, relating to reclamation work at the uranium properties, exploration drilling, geological and engineering work, and other costs. UPC has also agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000 and has advanced $400,000 against the 2006 approved budget. A total of $158,700 has been expended under these approved projected as of March 31, 2006. The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually. UPC is also required to pay 50% of any monies spent on each of the other five projects after it expends the first $500,000.

Plateau Resources Limited, Inc., Uranium Properties

Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. If management’s projections of placing the Shootaring Mill into production hold, reclamation on the property is not anticipated to commence until some time in 2033.

It is anticipated $31 million will be required to modify the Shootaring Mill’s tailings facility to Utah standards and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium which is contained in almost all of the mineralized material found in nearby properties, may be added to the Shootaring Mill. When refurbished, the Shootaring Mill is projected to have the capacity to produce up to 1.5 million pounds of uranium concentrates annually depending on the grade of material fed to the Shootaring Mill. In order to fund the refurbishment of the Mill and acquire additional uranium properties from which to produce uranium bearing ores, USE and Crested are seeking joint venture partners or equity participants. Once the State of Utah grants the Plateau an operating license for the Shootaring Mill the bonding requirement will be increased.

On February 27, 2006, Plateau re-acquired by Foreclosure Sale the Ticaboo townsite operations (“Ticaboo”) located in southern Utah near Lake Powell. The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties were acquired when the Shootaring Mill was acquired in 1993. Plateau negotiated a management agreement with a non-affiliated company to manage the Ticaboo properties. Initially, the Company will be responsible for capital up-grades to the Ticaboo properties which is currently estimated to be approximately $250,000.

Sutter Gold Mining Inc. (SGMI) Properties

Additional financing is being sought by SGMI. Until such financing is obtained, the Company may be required to fund some standby costs at the SGMI properties and legal and accounting work necessary to obtain additional equity financing. Management anticipates that during the twelve months ended December 31, 2006, this cash commitment will not exceed $250,000.

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

The Company and Crested have decided to pursue permitting and development of the property and are now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. In order to do so, the Company and Crested may have to obtain a mine feasibility study which is estimated will cost approximately $2.5 million. Of this total amount, it is anticipated by management that approximately $1.0 million will be spent during the year ended December 31, 2006.

Conveyance of the property by PD to the Company and Crested also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, the Company and Crested have retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

Debt Payments

Debt to non-related parties at March 31, 2006 was $1,191,100. This debt consists of debt related to the purchase of vehicles and a corporate aircraft and insurance policies. The total amount of debt that will be paid during the balance of 2006 is $283,600 as of March 31, 2006.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mining and milling properties in Utah at March 31, 2006 was $3,712,100. This liability is fully funded by cash investments that are recorded as long term restricted investments. It is currently anticipated that the reclamation of the Plateau uranium mill will not commence until 2033.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at March 31, 2006 is $2,355,800 and is covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested. It is anticipated that $233,100 of reclamation work on the Sheep Mountain properties will be performed during 2006.

The asset retirement obligation for SGMI at December 31, 2005 is $22,400 which is covered by a cash bond. It is not anticipated that any cash resources will be used for asset retirement obligations at SGMI during the year ending December 31, 2006.

As a result or the re-acquisition of the Lucky Jack molybdenum property during the quarter ended March 31, 2006, the Company recorded a asset retirement obligation of $88,000 at March 31, 2006. It is not anticipated that this reclamation work will occur in the near term.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, board of directors from time to time has accepted the recommendation of the Compensation Committee to grant bonuses to employees and directors. Bonuses may be paid to some of the key individuals involved over the past 14 years in the Nukem case once it is resolved.

Results of Operations

Three Months Ended March 31, 2006 compared to 2005

During the three months ended March 31, 2006, the Company recognized a loss of $1,085,100 or $0.06 per share as compared to a loss of $1,598,500 or $0.11 per share for the period ended March 31, 2005. The primary reasons for this reduction in the net loss is increased other revenues. Offsets to this increase in net income are reduced operating revenues, increased operating costs and expenses and increased other expenses.

Operating revenues were reduced by $164,800 to $176,600 at March 31, 2006 from $341,400 at March 31, 2005. Components of this reduction of revenues were reductions in real estate operations of $30,300 and management fees of $134,500.

Mineral holding costs increased by $208,200 during the three months ended March 31, 2006 to $501,100 as compared to $292,900 during the three months ended March 31, 2005. The increase is due to the increased geological and engineering activity on the Company’s mineral properties. General and Administrative expenses increased by $1,384,300 during the three months ended March 31, 2006 over those recorded during the three months of the same quarter of the prior year.

General and Administrative costs and expenses for the three months ended March 31, 2006 were $2,548,700. For the three months ended March 31, 2005 General and Administrative expenses were $1,164,400. This increase of $1,384,300 during the three months ended March 31, 2006 over the three months ended March 31, 2005 was as a result of the expensing of employee options pursuant to SFAS 123(R) which will vest on July 1, 2006, $136,800; accrual of the executive retirement benefits adopted in October 2005, $71,000; the value of the extension of warrants to non affiliates of $321,100; increased professional services of $97,200 relating to year end costs and legal services on various matters; repairs to the Company’s airplane $353,700; $278,200 in professional services related to the Lucky Jack molybdenum property which consisted of both legal and engineering/geological services and increased costs related to the Sutter gold project of $77,200.

During the three months ended March 31, 2006, the Company recognized $2,414,900 from the sale of assets while during the three months ended March 31, 2005 the Company only recognized $9,500 from the sale of assets. This increase of $2,405,400 was as primarily due to the receipt of $1.6 million cash from UPC pursuant the amendment discussed in footnote 14 above and 1,500,000 shares of UPC common stock valued at $677,700.

The Company recognized a loss of $585,400 from the valuation of the imbedded derivative associated with the Acquisitions Class D shares discussed above under Capital Resources. As mentioned above, the Acquisitions Class D shares will automatically convert to Enterra Additional Units on June 1, 2006 at which time they will be accounted for as marketable securities held for sale. The entry for the loss of $585,400 at March 31, 2006 will therefore be the last time the Company values the imbedded derivative associated with the Class D shares of Acquisitions.

Three Months Ended March 31, 2005 compared to 2004

During the three months ended March 31, 2005, the Company recorded a loss from operations of $1,598,500 as compared to a loss from operations during the quarter ended March 31, 2004 of $1,775,000. The reduction of the loss from operations during the current year was as a result of increased revenues and reductions in various cost and expense categories.

Revenues increased during the three months ended March 31, 2005 over the three months ended March 31, 2004 as a result of increases in real estate operations and management fees of $33,900, and $170,300, respectively. Management fees increased due to increased activity on properties managed for third parties.

Operating costs and expenses decreased by $50,100 to $1,525,400 for the three months ended March 31, 2005 from $1,575,400 during the three months ended March 31, 2004. This decrease in costs was a result of the implementation of cost reduction measures. As a result of these cost reduction measures, real estate operation costs were reduced by $9,400, mineral holding costs were reduced by $96,300. General and administrative costs and expenses were increased by $55,600 during the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

During the three months ended March 31, 2004, the Company recognized $279,200 in revenues from the sale of Ruby Mining Company common stock. During the three months ended March 31, 2005, the Company only recorded $66,500 in revenues from the sale of the same investment. This reduction of $212,700 in revenues and an increase of $87,000 in interest expense during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 are the primary causes in the decrease in other income and expenses of $277,900. Increased interest expense is a result of the amortization of the beneficial conversion feature on the senior convertible debenture entered into during the quarter ended March 31, 2005. The amortization of the beneficial conversion feature is recorded as interest expense and was $97,300 during the quarter ended March 31, 2005.

The Company recorded a net loss of $1,598,500 or $0.11 per share for the quarter ended March 31, 2005 as compared to a loss of $1,775,000 or $0.14 per share for the quarter ended March 31, 2004. The reduction in the loss per share is a result of the decrease of the net loss of $176,500 and an increase in the weighted average number of shares outstanding at March 31, 2005 from that at March 31, 2004 of 2,078,436 shares.

Contractual Obligations

The Company has two divisions of contractual obligations as of March 31, 2006: debt to third parties of $1,191,100, and asset retirement obligations of $6,178,300 which will be paid over a period more than five years. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,191,100	$283,600	$887,200	$20,300	$-

Other long-term liabilities	6,178,300	233,200	430,600	2,099,800	3,414,700
Totals	$7,369,400	$516,800	$1,317,800	$2,120,100	$3,414,700

Subsequent Event

Cornell Capital Partners

On April 11, 2006, the Company”) signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (”Cornell”), under which Cornell had committed to provide up to $50 million of equity financing over 36 months. As of May 5, 2006, that agreement and all related agreements were terminated, and a new Standby Equity Distribution Agreement (“SEDA”) has been executed. The following is a summary of the terms of the SEDA, and related agreements; all references to SEDA and the related agreements.

Each advance under the SEDA will have a maximum amount of $5 million and will be a sale by us to Cornell of newly-issued shares of common stock. The number of shares to be sold to Cornell will be determined by dividing the advance amount by 98% of market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price (“VWAP”) of our common stock during the five trading days (the “pricing period”) immediately following the date we send an advance notice to Cornell. Access to the SEDA financing is subject to the Company having an effective re-sale registration statement on file with the SEC for the securities underlying the SEDA.

The SEDA gives the Company a floor price below which we can’t sell stock to Cornell. The “market price” cannot be less than 95% of the VWAP price (defined in the SEDA as the “minimum acceptable price”) on the trading day before we send an advance notice to Cornell. If, during the pricing period, the market price is less than the minimum acceptable price, then the amount of the advance (and the number of shares sold) will be reduced 20% for each day in the pricing period when the minimum acceptable price is less than the market price during the pricing period. We also will pay Cornell a cash fee equal to 2% of each advance we receive, plus $500, for each advance under the SEDA.

On signing of the original agreement, we paid Cornell $20,000 for a structuring and due diligence fee, and issued to Cornell 68,531 shares of restricted common stock (the “investor shares”). These payments have been treated as fully earned for purposes of the SEDA signed on May 5, 2006. We also have issued a new three year warrant (the “initial warrant”), replacing the warrant signed on April 11, 2006) to purchase 100,000 shares of restricted common stock at $7.15 per share. The terms of this warrant are unchanged from the original warrant. If the closing bid price for our stock exceeds 150% of the exercise price of the applicable exercise price in a ten consecutive trading day period, the warrant will expire 20 trading days later unless exercised (but will not expire to the extent not exercised, if the closing bid price should be equal to or lower than $7.15 during the 20 day period). The number of shares to be sold to Cornell will be determined by dividing the advance amount by 98% of market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price (“VWAP”) of our common stock during the five trading days (the “pricing period”) immediately following the date we send an advance notice to Cornell.

In addition, each time we take advances aggregating $5 million under the SEDA, we will issue a “milestone warrant” to Cornell, to purchase 100,000 shares at the average VWAP for our stock for the ten trading days immediately preceding the date of the $5 million advance (or the last advance which brings the aggregate to $5 million. Like the warrant already issued, the milestone warrants will have a forced exercise provision.

We have engaged Newbridge Securities Corporation, a registered broker-dealer, to act as our placement agent in connection with the SEDA. We have issued 1,399 restricted shares of common stock (the “Newbridge shares”) to Newbridge as compensation for services. The prior agreement with Newbridge was terminated, however, the Newbridge shares are being treated as fully earned.

By a registration rights agreement with Cornell, we have agreed to file with the SEC a registration statement covering public resale of the shares to be sold to Cornell under the SEDA, the investor shares issued to Cornell, the Newbridge shares, and the shares issuable under the initial warrant issued to Cornell. If we issue milestone warrants to Cornell, we will file additional registration statements to cover resale of shares issued on exercise thereof.

Uranium Power Corp.

On April 9, 2006, the Company and Crested signed an agreement with Uranium Power Corp. (“UPC”) to add two new projects to their joint venture, the Green River North and the Green River South projects. Both projects are located in Emery County, Utah and are located approximately 110 miles and 90 miles respectively, by paved road from the Company’s Shootaring Mill. The Company and Crested will hold a 50% interest and UPC will hold a 50% interest in the projects in accordance with their Mining Joint Venture agreement.

The Green River North Project consists of 10 lode mining claims owned by the Company. The Green River South project consists of 428 lode mining claims and five State of Utah mineral leases. The Green River South property was previously known as the Sahara Property. The Sahara Property was optioned by UPC from the Uranium Group (“UG”). Under this agreement, UPC has an option to earn a 70% interest by making payments to UG of $585,000 and 200,000 shares of UPC stock, and committing to the expenditure of $1,365,000 for exploration and development activities over the next four years. UPC can earn a further 15% interest by paying UG an additional $300,000 and spending an additional $700,000 on exploration and development work, and issuing 400,000 more UPC shares to UG. UPC, and the Company/Crested, will have equal ownership through the Mining Joint Venture of the interest in the Green River South project as earned by UPC.

Sutter Gold

During April 2006, SGMI through IBK Capital of Toronto Canada, raised approximately Cdn. $850,000 (none from U.S. residents) for drilling and operational funds of the SGMI property. These funds are critical to the further delineation of the gold deposit in order that SGMI can raise sufficient funds to place the property into production. SGMI continues to seek additional financing to complete the drilling and begin the construction of a mill for the gold property.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

Uncertain value of investment securities and operating losses. At March 31, 2006, we recorded $14,175,400 for the value of investments in non-affiliates (including $13,217,700 for the Class D shares of Acquisitions and $957,700 for the common stock in Pinnacle). However, the Class D shares are not tradable, but they will automatically convert to Enterra Energy Trust units on a one-for-one basis on June 1, 2006. The cash we can realize from the Class D shares will depend on the price of Enterra Energy Trust Units, which has been somewhat volatile since June 1, 2005. Pinnacle is a private company. The cash we can realize from this investment presently is not determinable.

We have a history of operating losses, and our working capital needs have primarily come from the receipt of funds from liquidating investments and selling equity. These sources of capital may not be sufficient to develop our mineral properties, none of which have proved reserves.

Working capital and future receipt of proceeds from liquidating the Enterra securities are expected to be sufficient to fund general and administrative expenses, and conduct exploration and a limited amount of development work on the mineral properties, through 2006. However, putting mineral properties into production (constructing and operating mines and processing facilities) requires very substantial amounts of capital. We are seeking financing sources or large-company industry partners for our uranium, gold and molybdenum properties. We have entered into a financing agreement with Cornell Capital (see subsequent events). Additional financing will be required to place the Company’s mineral properties into production. The development of some or all of the properties will likely be delayed until we are successful in obtaining financing, either in direct capital or through arrangements with industry partners.

In addition, we are in litigation with Phelps Dodge (see “Legal Proceeding” below). An adverse ruling in this matter could negatively impact our working capital position, and could temporarily reduce our ability to continue executing our business plan until capital is replenished from other funding opportunities.

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

•  The profitable mining at the Sheep Mountain uranium properties in Wyoming will depend on: evaluations of existing and future drilling data to delineate sufficient volumes and grades of mineralized material to make mining and processing economic over time; continued sustained high prices for uranium oxide and UPC and the Company having sufficient capital. In addition, there is no operating mill near the Sheep Mountain properties, although the Sweetwater Mill (which is on standby) is located 30 miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties will depend on sufficient volumes and grades of mineralized materials, sustained high uranium oxide prices and access to an operating mill.

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

Possible Dilution to Shareholders. Because we don’t have enough capital to put our properties into production, shareholders may be diluted in their ownership if we raise capital. Direct dilution would occur if we sell preferred stock, common stock, or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted. Please see subsequent events for discussion of a recent financing with Cornell Capital which could result in dilution.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material proceedings pending at March 31, 2006, and developments in those proceedings from that date to the date this Annual Report was filed, are summarized below. The legal status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Sheep Mountain Partners Arbitration/Litigation

A one day hearing was held in New York City on December 20, 2005. On January 3, 2006 the Panel entered an amended order requesting additional information concerning the CIS contracts The additional information requested by the Panel was submitted by the parties on February 3, 2006. The parties are currently waiting for the Arbitration Panel’s decision in this matter.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Phelps Dodge Litigation

On October 31, 2005, Phelps Dodge Corporation (“PD”) filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against the Company and Crested. PD is claiming $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. The Company and Crested have filed a response with the Court denying that USECC owes PD such monies. It is not known how or when the Court will rule on these issues. Management of the Company believes that no monies are due to PD. On February 28, 2006, PD conveyed the Mount Emmons (Lucky Jack Project) mining claims and the water treatment plant, to the Company and Crested.

The timing and ultimate outcome of this litigation cannot be predicted. We believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations. However, an unfavorable outcome on the full amount of PD’s claim would negatively impact the Company (see “risk Factors” above).

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against U.S. Energy Corp. (“USE”) in the U.S. District Court of Wyoming, Case No. 05-CV-0143-J for breach of contract. Coastline Capital claimed that a partial performance fee of $75,000 plus USE equity warrants were due Coastline Capital for a private placement that was unsuccessful. USE believes that no Performance Fee is due under the terms of the Engagement Letter and the Proposal Letter. The parties completed discovery and Motions for Summary Judgments was pending before the U.S. District Court, with a jury trial scheduled for April 3, 2006 in Cheyenne, Wyoming. The Parties attempted to resolve this matter by mediation, but the mediation was unsuccessful. The parties subsequently agreed to submit this matter to binding arbitration and that any award to Coastline for damages by the arbitrator, will be limited to a minimum of $115,000 and a maximum of $395,000, with specific performance of the contract not allowed.

An arbitration hearing was held in Salt Lake City, Utah on April 18 and 19, 2006. Written closing arguments were submitted by Coastline on March 28, 2006. The last filings will be made in May 2006.

A final decision by the arbitrator is expected within 30-60 days of Coastlines reply. Management believes that the ultimate outcome of the matter will not have a material effect on the Company’s financial condition or result of operations.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company issued a total of 392,876 shares of its common stock. These shares were issued pursuant to the exercise of warrants, 221,400 shares; employee options, 156,476 shares; and the 2001 stock compensation plan, 15,000 shares.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matter to a Vote of Shareholders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended March 31, 2006. The events reported were as follows:

	1.	The report filed on January 17, 2006, under Item 1.01 referenced the January 13, 2006 amended agreement between USECC and UPC.

	2.	The report filed on February 28, 2006, under Item 8.01 referenced the re-acquisition by Foreclosure Sale of the Ticaboo townsite operations.

	3.	The report filed on March 2, 2006, under Item 8.01 referenced the re-acquisition of the Mount Emmons molybdenum property.

	4.	The report filed on March 24, 2006, under Item 8.01 referenced the Memorandum of Agreement for the Shootaring Mill License and drilling results for the Burro Canyon Project.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: May 15, 2006	By:	/s/ Keith G.. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: May 15, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer