Form 10-Q
period 2006-06-30
US ENERGY CORP
filed 2006-08-14
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2006 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 11, 2006
Common stock, $.01 par value	19,647,540

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	4-5

	Condensed Consolidated Statements of Operations for the Three and six months Ended June 30, 2006 and 2005 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	8-10

	Notes to Condensed Consolidated Financial Statements (unaudited)	11-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34-36

ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

ITEM 1.	Legal Proceedings	38-39

ITEM 2.	Changes in Securities and Use of Proceeds	40

ITEM 3.	Defaults Upon Senior Securities	40

ITEM 4.	Submission of Matters to a Vote of Shareholders	40

ITEM 5.	Other Information	41

ITEM 6.	Exhibits and Reports on Form 8-K	41

	Signatures	42

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,508,000	$6,998,700
Marketable securities
Trading securities	8,066,500	--
Available for Sale	890,800	328,700
Accounts receivable
Trade, net of allowance of $0 and $32,300	73,300	251,400
Affiliates	--	14,100
Prepaid expenses and other current assets	292,100	215,000
Inventories	35,500	32,700
Total current assets	19,866,200	7,840,600

INVESTMENTS:
Non-affiliated companies	957,700	14,760,800
Marketable securities, held-to-maturity	6,810,200	6,761,200
Other	54,900	54,900
Total investments	7,822,800	21,576,900

PROPERTIES AND EQUIPMENT:	13,884,300	13,847,600
Less accumulated depreciation,
depletion and amortization	(7,221,600)	(7,481,800)
Net properties and equipment	6,662,700	6,365,800

OTHER ASSETS:
Note receivable trade	10,900	20,800
Real estate held for resale	1,819,700	1,819,700
Deposits and other	1,135,800	482,900
Total other assets	2,966,400	2,323,400
Total assets	$37,318,100	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$174,100	$433,000
Accrued compensation expense	283,600	177,100
Asset retirement obligation	233,200	233,200
Current portion of long-term debt	294,200	156,500
Other current liabilities	354,000	232,400
Total current liabilities	1,339,100	1,232,200

LONG-TERM DEBT, net of current portion	1,104,900	880,300

ASSET RETIREMENT OBLIGATIONS,
net of current portion	6,138,000	5,669,000

OTHER ACCRUED LIABILITIES	1,359,500	1,400,500

MINORITY INTERESTS	4,959,000	1,767,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
442,740 shares issued, forfeitable until earned	2,599,000	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 19,309,080
and 18,825,134 shares issued net of
treasury stock, respectively	193,100	188,200
Additional paid-in capital	70,595,500	68,005,600
Accumulated deficit	(47,500,100)	(40,154,100)
Treasury stock at cost,
1,004,174 and 999,174 shares respectively	(2,923,500)	(2,892,900)
Unrealized (loss) on marketable securities	(55,900)	(98,100)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	19,818,600	24,558,200
Total liabilities and shareholders' equity	$37,318,100	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Real estate operations	$48,000	$72,100	$102,800	$157,200
Management fees and other	100,300	111,400	222,100	367,700
	148,300	183,500	324,900	524,900

OPERATING COSTS AND EXPENSES:
Real estate operations	66,100	67,300	136,300	135,400
Mineral holding costs	682,300	377,000	1,183,400	669,900
General and administrative	2,367,300	2,160,100	4,916,000	3,324,500
	3,115,700	2,604,400	6,235,700	4,129,800

OPERATING LOSS	(2,967,400)	(2,420,900)	(5,910,800)	(3,604,900)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	408,600	--	2,823,500	9,500
Gain (loss) on sale of investment	--	51,200	(27,500)	117,700
Gain (loss) from valuation of derivatives	(45,500)	3,466,400	(630,900)	3,466,400
Loss from Enterra share exchange	(3,848,600)	--	(3,845,800)	--
Dividends	2,200	--	5,000	--
Interest income	198,700	135,500	250,000	190,400
Interest expense	(27,600)	(3,358,900)	(57,100)	(3,632,000)
	(3,312,200)	294,200	(1,482,800)	152,000

LOSS BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS AND
PROVISION FOR INCOME TAXES	(6,279,600)	(2,126,700)	(7,393,600)	(3,452,900)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	43,400	307,600	47,600	361,400

LOSS BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	(6,236,200)	(1,819,100)	(7,346,000)	(3,091,500)

DISCONTINUED OPERATIONS, net of taxes
Gain on sale of discontinued segment	--	15,721,600	--	15,721,600
Loss from discontinued operations	--	--	--	(326,100)
	--	15,721,600	--	15,395,500

(LOSS) GAIN BEFORE PROVISION FOR
INCOME TAXES	(6,236,200)	13,902,500	(7,346,000)	12,304,000

PROVISION FOR INCOME TAXES	--	--	--	--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

NET (LOSS) GAIN	$(6,236,200)	$13,902,500	$(7,346,000)	$12,304,000

PER SHARE DATA
Loss from continuing operations	$(0.34)	$(0.12)	$(0.40)	$(0.20)
Gain from discontinued
operations	--	$1.00	--	$1.03
	$(0.34)	$0.88	$(0.40)	$0.83

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	18,300,530	15,795,706	18,213,107	14,896,431

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	18,300,530	15,352,966	18,213,107	15,339,171

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) gain	$(7,346,000)	$12,304,000
Adjustments to reconcile net (loss) gain
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(47,600)	(361,400)
Amortization of deferred charge	--	441,300
Depreciation	269,300	189,000
Accretion of asset
retirement obligations	385,600	183,400
Initial valuation of asset
retirement obligation	83,400	--
Amortization of debt discount	--	2,767,000
Noncash interest expense	--	671,700
(Gain) on sale of assets	(2,823,500)	(9,500)
Loss on valuation of Enterra units	3,845,800	--
Loss (gain) on valuation of derivatives	630,900	(3,466,400)
Gain on sale of discontinued segment	--	(15,721,600)
Loss on sale of marketable securities	27,500	--
Proceeds on sale of trading securities	1,295,500	--
Gain on sale of investments	--	(117,700)
Noncash compensation	600,700	216,900
Noncash services	18,900	35,600
Warrant extension and repricing	484,700	--
Net changes in assets and liabilities:	(37,800)	655,700
NET CASH USED IN
OPERATING ACTIVITIES	(2,612,600)	(2,212,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	94,700	--
Sale of RMG	--	(270,000)
Proceeds from sale investments	--	117,700
Acquisition of unproved mining claims	(21,100)	(166,100)
Proceeds on sale of property and equipment	2,263,100	9,500
Purchase of property and equipment	(306,600)	(240,300)
Escrow proceeds	--	--
Net change in restricted investments	(49,000)	(8,300)
Net change in notes receivable	(20,700)	(14,000)
Net change in investments in affiliates	65,400	--
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	2,025,800	(571,500)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$915,900	$1,579,600
Issuance of subsidiary stock	3,173,700	--
Proceeds from long term debt	184,400	3,700,000
Repayments of long term debt	(177,900)	(958,600)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,096,100	4,321,000

Net cash used in operating activities of
discontinued operations	--	(453,500)
Net cash used in investing activities of
discontinued operations	--	(215,000)
Net cash used in financing activities of
discontinued operations	--	(8,500)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	3,509,300	860,500

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	6,998,700	3,842,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$10,508,000	$4,703,000

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$57,100	$193,300

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Enterra shares
to tradable units	$13,880,100	$--

Issuance of stock warrants in
conjunction with agreements	$727,300	$--

Acquisition of assets
through issuance of debt	$355,800	$50,000

Unrealized gain on securities	$42,200	$1,249,400

Satisfaction of receivable - employee
with stock in company	$30,600	$20,500

Issuance of stock warrants in
conjunction with debt	$--	$1,226,200

Issuance of stock as conversion of
subsidiary stock	$--	$499,700

Issuance of stock for services	$--	$35,600

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1) The Condensed Consolidated Balance Sheet as of June 30, 2006, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2005 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006, and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 Form 10-K. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

3) The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%), Four Nines Gold, Inc. ("FNG") (50.9%), Sutter Gold Mining Inc. (“SGMI”) (50.1%), Crested Corp. (“Crested”) (71.0%), Yellow Stone Fuels, Inc. (“YSFI”) (35.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted.

Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated. Because of management control, YSFI is consolidated into the financial statements of the Company.

4) Stock- based compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death. We recognize the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. We provide newly issued shares to satisfy stock option exercises. There were no option awards granted in the six months ended June 30, 2006. There are, however, options that vest on July 1, 2006. The expense associated with the vesting of these shares was recorded during the six months ended June 30, 2006 as a result of the adoption of SFAS 123(R). The total expense recorded during the six months ended June 30, 2006 was $273,600.

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

The following table illustrates the effect on net gain and net gain per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation for the periods indicated:

Six Months Ended
June 30,
2005

Net gain	$12,304,000
Deduct:
Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(206,200)

Net income/(loss) available to common stockholders - pro forma	$12,097,800

Basic gain per share as reported	$0.86
Diluted gain per share as reported	$0.81
Basic gain per share pro forma	$0.80
Diluted gain per share pro forma	$0.79

Weighted average basic common stock outstanding	14,896,413

Weighted average diluted common stock outstanding	15,339,171

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at June 30, 2006 was 6.25 years and $5,923,900. At June 30, 2006 all options that had been issued were vested and exercisable. Consequently no additional expense will be recorded in future periods from options outstanding as of June 30, 2006. No new options were issued during the six months ended June 30, 2006.

5)  Components of Properties and Equipment at June 30, 2006, consist of land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value

Mining and oil properties	$2,582,900	$(1,773,600)	$809,300
Buildings, land and equipment	11,301,400	(5,448,000)	5,853,400
Totals	$13,884,300	$(7,221,600)	$6,662,700

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at June 30, 2006.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

6) Comprehensive Income

Unrealized gains on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity. The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Six months ending June 30,
	2006	2005
Net (loss) gain	$(7,346,000)	$12,304,000

Comprehensive loss from the
unrealized loss on marketable securities	(55,900)	--

Comprehensive income from the
unrealized loss on hedging activities	--	1,249,400
Comprehensive loss	$(7,401,900)	$13,553,400

7) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

Investments in marketable securities consisted of the following at June 30, 2006:

			Unrealized
	Cost	Market Value	Loss
Equity Securities
UPC shares	$946,700	$890,800	$(55,900)
Total	$946,700	$890,800	$(55,900)

These securities relate to 2,296,500 shares of UPC.

8) At June 30, 2006 the Company held 582,345 units of Enterra Energy Trust (“Enterra”). These units of Enterra are recorded as Trading Securities and have a market value of $8,066,500 at June 30, 2006. The Company plans on selling these units during the third and fourth quarters of 2006. These units of Enterra were received by the company upon the conversion of Enterra Acquisition (“Acquisitions”) shares on June 6, 2006. These securities were previously classified in Investments: Non-affiliated companies in the Company’s balance sheet. The Acquisition shares were received as a portion of the compensation that the Company received when it sold its interest in Rocky Mountain Gas (“RMG”).

During the six months ended June 30, 2005 the Company recorded a gain on the valuation of the derivative associated with the Acquisition shares which allowed them to be converted into shares of Enterra of $3,466,400. The value of the derivative and the underlying Units increased to $13,803,100 at December 31, 2005. As of the date of conversion the Enterra shares had decreased in value which resulted in a loss of $3,845,800 when the investment was moved to trading securities in addition to a final loss of $630,900 from the valuation of the derivative. At June 30, 2006 the Company had sold 100,000 of the Enterra shares for which it received $1,295,500 and recorded a realized loss of $27,500.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

9) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted earnings (loss) per share, because they are anti-dilutive. These options and warrants totaled 5,552,773 and 5,845,733 at June 30, 2006 and 2005, respectively. Stock options and warrants have a weighted average exercise price of $2.90 and $3.69 respectively at June 30, 2006 and $3.03 and $2.98 respectively per share at June 30, 2005. Potential common shares relating to convertible debt are excluded from the computation of diluted loss per share, because they are anti-dilutive.

10) Long term debt at June 30, 2006 consists of:

Current portion of long term debt for the purchase of aircraft and equipment and insurance policies at various interest rates and due dates	$294,200

Long term portion of debt for the purchase of aircraft and equipment and insurance policies at various interest rates and due dates	1,104,900
$1,399,100

11) The Company has uranium properties that are in a shut down status in Wyoming and southern Utah for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, require management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	Six months ended June 30,
	2006	2005
Balance December 31, 2005	$5,902,200	$8,075,100
Addition to Liability	83,400	--
Liability Settled	--	--
Sale of RMG	--	(463,700)
Accretion Expense	385,600	183,400
Balance June 30, 2006	$6,371,200	$7,794,800

12) During the six months ended June 30, 2006, the Company issued 483,946 shares of its common stock. The following table details the number of shares issued and the dollar values received.
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2005	18,825,134	$188,200	$68,005,600

Stock issued to outside directors	3,140	100	17,900

2001 stock compensation plan	30,000	300	174,100

Exercise of options	159,476	1,600	110,700

Exercise of warrants	221,400	2,200	801,400

Expense of employee options
vesting	-	-	273,600

Stock issued for a professional service
agreement	69,930	700	474,800

Value of company warrants issued
for a professional service agreement	-	-	251,800

Value of company warrants issued and
extended	-	-	484,700

Valuation of Company warrants issued
for professional services	-	-	900
	19,309,080	$193,100	$70,595,500

13) On April 11, 2006, the Company signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (”Cornell”), under which Cornell committed to provide up to $50 million of equity financing over 36 months. As of May 5, 2006, that agreement and all related agreements were terminated and a new Standby Equity Distribution Agreement (“SEDA”) was executed. The following is a summary of the terms of the SEDA and related agreements;

The Company entered into the SEDA agreement with Cornell to expand its business by purchasing acquisition targets with earnings and positive cash flows. Management of the Company is establishing the parameters for such acquisition targets.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Under the SEDA, Cornell has committed to provide up to $50 million of equity financing over 36 months. Each advance under the SEDA will have a maximum amount of $5 million, and there must be at least five trading days between each advance. Access to the SEDA financing is subject to the Company having an effective re-sale registration statement on file with the SEC for the securities underlying the SEDA.

Each advance under the SEDA will be a sale by the Company to Cornell of newly-issued shares of common stock. Subject to a re-sale registration statement being in effect, the Company will determine whether and when to request an advance, and the amount of the advance (subject to the $5 million maximum). The number of shares to be sold to Cornell will be determined by dividing the advance amount by 98% of market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days (the “pricing period”) immediately following the date the Company sends an advance notice to Cornell.

The SEDA (of May 5, 2006) gives the Company a floor price below which the Company cannot sell stock to Cornell: The “market price” cannot be less than 95% of the VWAP price (defined in the SEDA as the “minimum acceptable price”) on the trading day before the Company sends an advance notice to Cornell. If, during the pricing period, the market price is less than the minimum acceptable price, then the amount of the advance (and the number of shares sold) will be reduced 20% for each day in the pricing period when the minimum acceptable price is less than the market price during the pricing period. The Company also will pay Cornell a cash fee equal to 2% of each advance the Company receives, plus $500, for each advance under the SEDA.

On signing of the original agreement, the Company paid Cornell $20,000 for a structuring and due diligence fee, and issued to Cornell 68,531 shares of restricted common stock (the “investor shares”). These payments have been treated as fully earned for purposes of the SEDA signed on May 5, 2006. The Company also issued a new three year warrant (the “initial warrant”), replacing the warrant signed on April 11, 2006) to purchase 100,000 shares of restricted common stock at $7.15 per share. The terms of this warrant are unchanged from the original warrant. If the closing bid price for the Company’s stock exceeds 150% of the exercise price of the applicable exercise price in a ten consecutive trading day period, the warrant will expire 20 trading days later unless exercised (but will not expire to the extent not exercised, if the closing bid price should be equal to or lower than $7.15 during the 20 day period). This kind of provision is often referred to as “forced exercise.”

In addition, each time the Company takes advances aggregating $5 million under the SEDA, the Company will issue a “milestone warrant” to Cornell, to purchase 100,000 shares at the average VWAP for our stock for the ten trading days immediately preceding the date of the $5 million advance (or the last advance which brings the aggregate to $5 million). Like the warrant already issued, the milestone warrants will have a forced exercise provision.

The Company has engaged Newbridge Securities Corporation, a registered broker-dealer, to act as the Company’s placement agent in connection with the SEDA. The Company has issued 1,399 restricted shares of restricted common stock (the “Newbridge shares”) to Newbridge as compensation for services. The prior agreement with Newbridge was terminated, however, the Newbridge shares are being treated as fully earned.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

By a registration rights agreement with Cornell, the Company has agreed to file with the SEC a registration statement covering public resale of the shares to be sold to Cornell under the SEDA, the investor shares issued to Cornell, the Newbridge shares, and the shares issuable under the initial warrant issued to Cornell. If the Company issues milestone warrants to Cornell, the Company will file additional registration statements to cover resale of shares issued on exercise thereof.

On May 15, 2006 and June 5, 2006, the Company signed amendments to the May 5, 2006 SEDA with Cornell. In addition, on June 5, 2006, the three year warrant issued to Cornell to purchase 100,000 shares of the Company’s stock (at $7.15 per share) was amended and restated. The original warrant was issued to Cornell on May 5, 2006.

The first amendment to the SEDA is an amendment to provide, with respect to the minimum acceptable price for any advance, that if Cornell sells stock of the Company after receipt of an advance notice, but the VWAP price during the pricing period (following the date of the advance notice) is below the minimum acceptable price, then the Company shall be obligated to sell to Cornell (and Cornell shall be obligated to buy from the Company) that number of shares equal to the number sold by Cornell during the pricing period, at a price equal to the greater of the purchase price stated in the advance notice, or the minimum acceptable price.

The second amendment to the SEDA clarifies the total number of “transaction shares” which can be issued to Cornell without approval of the company’s shareholders to waive the limitations of the 20% rule. “Transaction shares” includes the shares already issued to Cornell and Newbridge Securities Corporation, shares issuable under the SEDA, shares issuable under the warrant, and shares issuable under milestone warrants (if any milestone warrants are issued).

The warrant was amended and restated to include the same limit on the number of shares issuable on exercise of the warrant in the context of the transaction shares, consistent with the limit affected by the second amendment to the SEDA. This amended and restated warrant replaced the original warrant.

14) On July 20, 2006 a hearing was held in the United States District Court of Colorado regarding underlying disputes in the case between the Company, Crested and Phelps Dodge Corporation, (“PD”). Pursuant to that hearing, a Judgment for attorney fees and costs was rendered by the Court on July 25, 2006. In its Judgment, the Court awarded PD attorney fees and costs in the amount of $3,223,047 and operational expenses for the water treatment plant on the Lucky Jack molybdenum property, formerly the Mt. Emmons molybdenum property, in the amount of $4,315,293. The total amount of the award is $7,538,340 plus interest at 5 ½% interest. The Company and Crested share in this potential liability on a 50 - 50 basis. The Company and Crested have determined that they will appeal the Judgment to the 10th Circuit Court of Appeals. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs.

15) On June 12, 2006, the Company received the Final Arbitration Award from the Arbitrator in the litigation initiated by Coastline Capital Partners (“Coastline”). The Arbitrator found in favor of the plaintiff for recovery of partial performance fees related to a breach of contract claim, related to an engagement letter and various transactions in 2004. Pursuant to an agreement between the parties setting the lower and upper limits of recovery from arbitration, the Company paid $395,000 to Coastline. Upon payment, the dispute was fully resolved and was dismissed with prejudice by the parties.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2006 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, primarily in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 71%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statements of USECC, Crested, Plateau Resources Limited, Inc. ("Plateau"), Sutter Gold Mining Inc. (“SGMI”), Yellowstone Fuels Inc. and one other minor subsidiary. Historically the Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the quarter ended June 30, 2006.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005 and 2006, the market prices for gold, uranium and molybdenum increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and continues in 2006. New uranium properties have also been acquired. Development drilling is being conducted on the SGMI properties to further delineate the previously completed exploration drilling.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $46.50 per pound on June 30, 2006. (Ux Weekly)

Gold - The five year low for gold was $265 per ounce in July of 2001. The market price for gold has risen since that time to a five year high of $719.88 per ounce on May 11, 2006. The price for gold on June 30, 2006 was $613.50 per ounce. (Metal Prices.com).

Molybdenum - Annual Metal Week Dealer Oxide mean prices for molybdic oxide averaged $24.73 per pound during the six months ended June 30, 2006, compared with annual averages of: $32.94 per pound in 2005, $16.41 per pound in 2004, $5.32 per pound in 2003 and $3.77 per pound in 2002. The mean price for Dealer Oxide on June 30, 2006 was $25.75 per pound. (Metal Prices.com). Continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

The Company holds mineral and related properties in uranium and gold and, with Crested, received the Mt. Emmons project which is now known as the Lucky Jack project, a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006. The rebound in uranium, gold and molybdenum therefore presents an opportunity for the Company to either develop or sell all or a portion of these properties to a third party.

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

The principal uncertainties in the successful implementation of our strategy are:

•
Whether a feasibility study will show volumes and grades of mineralization and manageable costs of mining, transportation and processing, which are sufficient to make a profit and to bring industry partners to the point of investment; and

•	Whether the Company can negotiate terms with industry partners which will return a profit to the Company for its retained interest and the project’s development costs to that point in time.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mining, transportation, milling and/or processing plans. However, overall, the principal drivers to attainment of the business strategy are the quality and volume of the minerals in the ground, cost of production and commodity prices.

Please see the risk factor disclosures elsewhere in this Report for more information on the risks and uncertainties in the business.

Forward Looking Statements

This Report on Form 10-Q for the six months ended June 30, 2006 and Form 10-K for the year ended December 31, 2005, includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, the Company is making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Mineral Claims - We follow the full cost method of accounting for mineral properties. Accordingly, all costs associated with acquisition, exploration and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.

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

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as either; trading, available-for-sale or held-to-maturity. Based on the Company's intent to sell its holdings in Enterra Energy Trust (“Enterra”), 582,345 units, the investment in these units is reported as a trading security. The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us is first quarter of fiscal 2006. During the six months ended June 30, 2006 the Company recognized $273,600 in employee compensation related to options which vest on July 1, 2006. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

The Company continues to maintain a strong cash position at June 30, 2006, of $10,508,000 which is an increase of $3,509,300 from the cash position at December 31, 2005. Financing activities generated $4,096,100, investing activities generated $3,321,300 and operating activities consumed $3,908,100.

Although the Company’s cash position increased during the six months ended June 30, 2006, management intends on selling some or all of the remaining Enterra Energy Trust (“Enterra”) units that were converted from the Enterra Acquisitions Class D (“Acquisitions”) shares on June 8, 2006, as well as seek industry partners or equity financing to fund mine exploration and development costs and also fund reclamation and general and administrative expenses. The Enterra units are carried as trading securities at June 30, 2006 and have a market value at that time of $8,066,500. The Company, through Crested, had sold 100,000 units of Enterra as of June 30, 2006 and received $1,295,500 in cash as a result of the sales.

As a result of the decision of the U.S. Federal District Court of Colorado, and the Company’s decision to appeal that decision, the Company must bond $7,538,340 as an award granted by the Court to Phelps Dodge Corporation (“PD”) in relation to ongoing litigation regarding the Lucky Jack molybdenum project in Colorado. The Company will also have to continue to pay interest at the rate of 5 ½% on the judgment until such time as the judgment is either overturned or ultimately paid. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs. The proceeds from the sale of the Enterra units are expected to be sufficient to fund the bonding requirements of the appeal.

Operations resulted in a net loss of $7,346,000 of which $3,437,900 consisted of non-cash transactions. The largest of these non cash transactions were: depreciation, $269,300; accretion of asset retirement obligations relating to the Company’s mining properties, $385,600; loss on the valuation of the Enterra Acquisition units of $3,845,800; loss on valuation of the imbedded derivative associated with the Enterra Acquisition units, $630,900; non-cash compensation relating to the 2001 stock award plan, expensing of employee options and the accrual of the Employee Stock Ownership Plan, $600,700; the expense associated with the extension of warrants of $484,700 and the payment for services by the issuance of common stock, $18,900. These non-cash increases in the net loss for the six months ended June 30, 2006 were off partially set by a gain on the sale of assets of $2,823,500. The sale of assets represents primarily the cash and stock receipts from UPC for its purchase of a 50% undivided interest in certain of our Uranium properties.

During the six months ended June 30, 2006 the Company received $1,295,500 from the sale of 100,000 units of Enterra and $94,700 from the sale of 203,500 shares of UPC. The company also received $2,263,100 in proceeds from the sale of property and equipment. The revenues from the sale of property and equipment relate primarily to cash receipts from UPC in the amount of $1,975,000, the sale of a no longer used office building, $126,500 and the sale of other miscellaneous equipment which was no longer needed. During the six months ended June 30, 2005 the Company had no similar cash flows from the sale of marketable securities and property and equipment. During the six months ended June 30, 2006 the Company purchased equipment to manage the Lucky Jack molybdenum property. The assets purchased consisted of a loader, vehicles and miscellaneous other smaller equipment. The net cash used in these purchases during the six months ended June 30, 2006 was $306,600.

Cash flows from Financing activities were primarily as a result of: the issuance of the Company’s common stock as a result of the exercise of stock warrants and options, $915,900; the issuance of SGMI common stock in private placements, $3,173,700 and proceeds from long term debt of 184,400 for the financing of the purchase of equipment and the financing of liability insurance premiums. These sources of cash from Financing activities were off set by payments made on long term debt in the amount of $177,900.

The Company believes that the current market prices for gold, uranium and molybdenum are at levels that warrant further exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices will remain at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, and the sale of equity or a combination of the three. The successful development and production of these properties could greatly enhance the liquidity and financial position of the Company.

Although the Company has sufficient liquidity through the sale of its Enterra units to fund limited exploration, development and reclamation projects on its mineral properties as well as general and administrative costs and expenses and the Federal Court award relating to the PD case, it will need to continue to attract an equity or industry partner capital to fully develop its mineral properties. The Company entered into a three year financing agreement with Cornell Capital, (“Cornell”) whereby it has available to it a $50 million equity line of credit. Although the Company can use the Cornell financing for any purpose, Management of the Company plans on using it for the expansion of its business through the funding of development work on its mineral properties and the acquisition of companies with net profits and positive cash flows.

Capital Resources

Enterra Acquisitions Class D shares

The Company received 436,586 and Crested received 245,759 units of Enterra Energy Trust (“Enterra”) respectively in June of 2006 as an automatic conversion from Enterra Acquisition (“Acquisitions”) shares for a consolidated 682,345 units. The shares of Acquisitions were received when Rocky Mountain Gas, Inc. (“RMG”) was sold during calendar 2005. During the month of June, 2006, Crested sold 100,000 of the Enterra units. It received $1,295,500 for the sale of these units. Management of the Company plans on selling the balance of the Enterra units, 582,345 units, during the third and fourth quarters of calendar 2006. At June 30, 2006 the market price for the Enterra units was $13.49 per share. The price for the Enterra units has decreased since that time and at July 28, 2006 it was $11.97 per share. Part of the decrease in the price of Enterra units is attributed to Enterra announcing that it was going to cut its monthly dividend from $0.18 per share to $0.12 per share. In the event that the Company can obtain the current market price for its Enterra units it would receive approximately $6.9 million.

Pinnacle Gas Resources, Inc.

USECC owns a minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”). Enterra is entitled to be paid an amount of up to (but not more than) $2,000,000, if proceeds from a future disposition by USECC to a third party of their minority equity interest in Pinnacle exceeds $10,000,000. On May 10, 2006, Pinnacle filed a registration statement with the Securities and Exchange Commission relating to sales of its common stock by the selling stockholders named therein. Information about Pinnacle can be obtained from its registration statement, on file with the SEC at www.sec.gov. This registration statement has not yet become effective. USECC owns 9.8% of the outstanding common stock of Pinnacle and is participating in the public offering. Once this registration statement becomes effective, management of the Company and Crested may sell some or all of its equity in Pinnacle.

Uranium Power Corp.

On December 8, 2004 Uranium Power Corp. (“UPC”) signed a Purchase and Sales Agreement with USECC to purchase an undivided 50% interest in the Sheep Mountain properties. The agreement was amended on January 13, 2006.

UPC paid USECC $850,000 in calendar 2005, and issued 1,000,000 UPC shares to USECC (1/2 each to USE and Crested) in 2004 and 2005. As a result of the amendment, UPC has paid an additional $1,975,000 and issued 1.5 million more shares for a total of 2.5 million shares, against the purchase price. USECC sold 203,500 of these shares as of June 30, 2006 which generated $78,000 in net cash. These funds are used to pay operating costs of USECC.

An additional $4.1 million and 1.5 million shares are required to pay the full purchase price: $1.5 million on April 29, 2007 and $1.25 million on October 29, 2007 (provided UPC is required to pay 50% of all money it raises after January 13, 2006 until the two $1.5 million payments are made); and two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) on June 29, 2007 and December 29, 2007.

USECC and UPC will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties. UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). USECC and UPC each will be responsible for 50% of costs on each jointly approved project in excess of $500,000. As of June 30, 2006, UPC had funded $613,600 of the costs related to the properties in the venture. Of that amount the venture had expended $568,500.

Closing of the agreement is required on or before December 29, 2007. UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made up to the termination date; (ii) lose all of its interest in the properties to be contributed by USECC under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

Sutter Gold

On April 11, 2006, SGMI announced that it closed a non-brokered $759,100 private placement of 4,250,000 shares of its common stock at $0.18 per share. Each share also had an attached transferable warrant exercisable for two years at $0.27. Proceeds from this private placement will be used to fund additional exploratory/development core drilling on its Lincoln Gold Project.

On May 31, 2006, SGMI announced successfully closing a $2,818,900. The private placement consisted of 12,062,000 units at $0.225 per unit. Each unit comprises one common share and one 24-month warrant. Each warrant can be exercised to purchase one common share at a price of $0.315 per share. Proceeds from this private placement will fund a combined underground and surface diamond drill program and, if warranted, a feasibility study on its Sutter Gold Mine which is an advanced stage gold project in the historic Mother Lode located about 50 miles southeast of Sacramento, California.

Cornell Capital Partners, LP.

On April 11, 2006, the Company signed a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (”Cornell”), under which Cornell committed to provide up to $50 million of equity financing over 36 months. As of May 5, 2006, that agreement and all related agreements were terminated and a new Standby Equity Distribution Agreement (“SEDA”) was executed. The following is a summary of the terms of the SEDA and related agreements;

The Company entered into the SEDA agreement with Cornell to expand its business by purchasing acquisition targets with earnings and positive cash flows. Management of the Company is establishing the parameters for such acquisition targets.

Under the SEDA, Cornell has committed to provide up to $50 million of equity financing over 36 months. Each advance under the SEDA will have a maximum amount of $5 million, and there must be at least five trading days between each advance. Access to the SEDA financing is subject to the Company having an effective re-sale registration statement on file with the SEC for the securities underlying the SEDA.

Each advance under the SEDA will be a sale by the Company to Cornell of newly-issued shares of common stock. Subject to a re-sale registration statement being in effect, the Company will determine whether and when to request an advance, and the amount of the advance (subject to the $5 million maximum). The number of shares to be sold to Cornell will be determined by dividing the advance amount by 98% of market price for our stock. Market price is defined in the SEDA as the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days (the “pricing period”) immediately following the date the Company sends an advance notice to Cornell.

The SEDA (of May 5, 2006) gives the Company a floor price below which the Company cannot sell stock to Cornell: The “market price” cannot be less than 95% of the VWAP price (defined in the SEDA as the “minimum acceptable price”) on the trading day before the Company sends an advance notice to Cornell. If, during the pricing period, the market price is less than the minimum acceptable price, then the amount of the advance (and the number of shares sold) will be reduced 20% for each day in the pricing period when the minimum acceptable price is less than the market price during the pricing period. The Company also will pay Cornell a cash fee equal to 2% of each advance the Company receives, plus $500, for each advance under the SEDA.

On signing of the original agreement, the Company paid Cornell $20,000 for a structuring and due diligence fee, and issued to Cornell 68,531 shares of restricted common stock (the “investor shares”). These payments have been treated as fully earned for purposes of the SEDA signed on May 5, 2006. The Company also issued a new three year warrant (the “initial warrant”), replacing the warrant signed on April 11, 2006) to purchase 100,000 shares of restricted common stock at $7.15 per share. The terms of this warrant are unchanged from the original warrant. If the closing bid price for the Company’s stock exceeds 150% of the exercise price of the applicable exercise price in a ten consecutive trading day period, the warrant will expire 20 trading days later unless exercised (but will not expire to the extent not exercised, if the closing bid price should be equal to or lower than $7.15 during the 20 day period). This kind of provision is often referred to as “forced exercise.”

In addition, each time the Company takes advances aggregating $5 million under the SEDA, the Company will issue a “milestone warrant” to Cornell, to purchase 100,000 shares at the average VWAP for our stock for the ten trading days immediately preceding the date of the $5 million advance (or the last advance which brings the aggregate to $5 million). Like the warrant already issued, the milestone warrants will have a forced exercise provision.

The Company has engaged Newbridge Securities Corporation, a registered broker-dealer, to act as the Company’s placement agent in connection with the SEDA. The Company has issued 1,399 restricted shares of restricted common stock (the “Newbridge shares”) to Newbridge as compensation for services. The prior agreement with Newbridge was terminated, however, the Newbridge shares are being treated as fully earned.

By a registration rights agreement with Cornell, the Company has agreed to file with the SEC a registration statement covering public resale of the shares to be sold to Cornell under the SEDA, the investor shares issued to Cornell, the Newbridge shares, and the shares issuable under the initial warrant issued to Cornell. If the Company issues milestone warrants to Cornell, the Company will file additional registration statements to cover resale of shares issued on exercise thereof.

On May 15, 2006 and June 5, 2006, the Company signed amendments to the May 5, 2006 SEDA with Cornell. In addition, on June 5, 2006, the three year warrant issued to Cornell to purchase 100,000 shares of the Company’s stock (at $7.15 per share) was amended and restated. The original warrant was issued to Cornell on May 5, 2006.

The first amendment to the SEDA is an amendment to provide, with respect to the minimum acceptable price for any advance, that if Cornell sells stock of the Company after receipt of an advance notice, but the VWAP price during the pricing period (following the date of the advance notice) is below the minimum acceptable price, then the Company shall be obligated to sell to Cornell (and Cornell shall be obligated to buy from the Company) that number of shares equal to the number sold by Cornell during the pricing period, at a price equal to the greater of the purchase price stated in the advance notice, or the minimum acceptable price.

The second amendment to the SEDA clarifies the total number of “transaction shares” which can be issued to Cornell without approval of the company’s shareholders to waive the limitations of the 20% rule. “Transaction shares” includes the shares already issued to Cornell and Newbridge Securities Corporation, shares issuable under the SEDA, shares issuable under the warrant, and shares issuable under milestone warrants (if any milestone warrants are issued).

The warrant was amended and restated to include the same limit on the number of shares issuable on exercise of the warrant in the context of the transaction shares, consistent with the limit affected by the second amendment to the SEDA. This amended and restated warrant replaced the original warrant.

Line of Credit

USECC has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment. This line of credit is used for short term working capital needs associated with operations. At June 30, 2006, the entire amount of $500,000 under the line of credit was available to USECC.

Other

On May 15, 2006, the Arbitration Panel (“Panel”) in the Nukem and Sheep Mountain Partners (“SMP”) case issued a Clarification of the Arbitration Award as a result of the remand to the Panel by the United States District Court for the District of Colorado pursuant to the Order of the 10th Circuit Court of Appeals. In its Clarification of the Arbitration Award, the Panel held that the Constructive Trust was intended to secure the payment of the original damage award of $15 million and it was extinguished upon Nukem’s payment of that damage award to USECC. The Company therefore will not receive the previously disclosed $20 million judgment from Nukem.

Capital Requirements

The direct capital requirements of the Company during 2006 remain its general and administrative costs; expenses and funding of exploration drilling; the holding costs of the Sheep Mountain uranium properties in Wyoming, a uranium mill in Utah and uranium properties in southern Utah, Colorado and Arizona and the maintenance of jointly owned real estate. During the six months ended June 30, 2006, USECC reacquired the Mt. Emmons molybdenum property, now known as the Lucky Jack Project (“Lucky Jack”), from Phelps Dodge Corporation (“PD”). In addition to receiving the Lucky Jack property, USECC became the owner of a water treatment plant which is attached to the property and thereby responsible for the operation of the plant.

Maintaining Mineral Properties

Uranium Properties

The agreement with UPC calls for UPC to fund 50% of the expenses associated with maintaining the Sheep Mountain uranium properties in central Wyoming and five other uranium projects and performing exploration drilling on them. A budget of $2.3 million for the year ending December 31, 2006 has been approved, relating to reclamation work at the uranium properties, exploration drilling, geological and engineering work, and other costs. UPC has also agreed to fund the first $500,000 of all approved projects up to a total of $10,000,000 and has advanced $613,600 against the 2006 approved budget. In the first half of 2006, a total of $568,500 was expended under these approved projects. The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually.

Plateau Resources Limited, Inc., Properties

Plateau owns and maintains the Shootaring Canyon Uranium Mill (the “Shootaring Mill”). In March 2005, Plateau filed an application with the State of Utah to restart the Shootaring Mill. If management’s projections of placing the Shootaring Mill into production hold, reclamation on the property is not anticipated to commence until some time in 2033.

It is anticipated that $31 million will be required to modify the Shootaring Mill’s tailings facility to the state of Utah standards and complete other mill upgrades before production can begin. Additionally, a circuit to process vanadium, which is contained in almost all of the mineralized material found in nearby properties, may be added to the Shootaring Mill. In order to fund the refurbishment of the Shootaring Mill and acquire additional uranium properties from which to produce uranium bearing ores, USECC is seeking joint venture partners or equity participants. Once the State of Utah grants Plateau an operating license for the Shootaring Mill, the bonding requirement will be increased.

On February 27, 2006, Plateau re-acquired, by Foreclosure Sale, the Ticaboo townsite operations (“Ticaboo”) located in southern Utah near Lake Powell. The Ticaboo property includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. On April 12, 2006, Plateau signed a contract with ARAMARK Sports and Entertainment Services, Inc. for the management and operation of Ticaboo. Initially, the Company will be responsible for capital up-grades to the Ticaboo properties, which are currently estimated to be approximately $250,000.

Agreement with Uranium Power Corp.

USECC and Uranium Power Corp. (“UPC”) signed an option agreement on May 11, 2006 to add two new projects; the Green River North and the Green River South projects, located in Emery County, Utah. USECC and UPC will hold equal interests in UPC’s rights to earn 70% under the Initial Option, and another 15% under the Additional Option, in the Green River South project. For the Initial Option, UPC will provide the first $500,000, and USECC will provide the second $500,000. The cash payment and the exploration and development commitment for the Additional Option will be equally funded by UPC and USECC. For the UPC stock component on both the Initial Option and the Additional Option, USECC will pay UPC (in cash, UPC stock, or the Company and USE stock) 50% of the lesser of (i) UPC’s stock price at the time the stock is issued by UPC, and (ii) Cdn $1.00 per share.

The Green River South project, previously known as the Sahara Property, was optioned by UPC from the Uranium Group (“UG”) pursuant to an Amended and Restated Option and Joint Venture Agreement. Under this agreement, UPC has an option to earn a 70% interest (the “Initial Option”) by making payments to UG of $585,000 and 200,000 shares of UPC stock and paying $1,365,000 for exploration and development activities, all over the four years ending December 31, 2009. Until the Initial Option is exercised, UPC will be solely responsible for paying property maintenance costs. At any time after UPC has paid the full price for the Initial Option (whether with the last installment on December 31, 2009, or earlier), UPC can earn a further 15% interest (the “Additional Option”) by paying UG an additional $300,000, issuing to UG 400,000 more UPC shares, and spending an additional $700,000 (over the year following exercise of the Additional Option) on exploration and development work.

If the long term price of uranium oxide is below $20.00 per pound for four consecutive weeks in any calendar year, the payments for that year will be reduced by 50% and the balance deferred to the next year. If the uranium oxide price continues below $20.00, (or recovers but then falls below $20.00 in one or more subsequent years) the balance will be deferred to the next year or years after 2010.

After exercise of the Initial Option (and the Additional Option, if exercised), UG and UPC will fund programs and budgets in proportion to their interests in the property. A party’s interest will be reduced in proportion to its non-funding of costs. If a party’s interest is reduced to 10% or less, its interest will be converted to either a 10% net profits interest or a 2% gross income royalty.

At such time as the Initial Option is exercised, UPC is required to make available to UG a three year $1 million revolving loan (8% simple interest on outstanding balance) for purposes of UG funding its obligations on the project.

UPC (or its designee) is the manager of the project, and will be entitled to compensation (for reasonable management costs, not for profit) of not more than 10% of direct costs associated with exploration activities, plus not more than 2% of direct costs associated with contract work related to development and mining and the purchase of capital equipment. These percentages are subject to adjustment by the parties.

UPC will own a 50% interest in the Green River North project through its participation in the Mining Venture Agreement with USECC, consistent with UPC’s 50% participation in the other uranium properties held by that joint venture.

Sutter Gold Mining Inc. (SGMI) Properties

Sutter Gold has initiated an 18,000 foot underground drilling program to delineate the currently drilled out property to further define the number of ounces available for mining. The 2006 drill program will be divided between underground and surface holes. The 24 hole underground step-out and infill drill program will further define areas with significant mineralized material in six vein structures at the southern end of the Comet zone. The underground drill stations will be located at the end of the existing 2,850 foot decline. The 9 to 12 hole surface drill program is to grid test an area containing what may be another significant mineralized zone in the K5 Vein, historically mined on Sutter's property at the South Spring Hill Mine. Historical records from this area of the K5 Vein reported that portions of the vein were mined with widths ranging from 8 to 70 feet from the mine's drifts and crosscuts.

The estimated cost of these projects is $1.2 million during the balance of calendar 2006. Capital to fund these projects was obtained from private placements of SGMI’s common stock. See Capital Resources above.

Lucky Jack Molybdenum Project

USECC re-acquired the Lucky Jack molybdenum project, formerly known as the Mt. Emmons molybdenum property, located near Crested Butte, Colorado on February 28, 2006. The property was returned to USECC by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between USECC and Amax Inc. (“Amax”).

USECC is evaluating the possibilities of permitting and development of the property and is therefore now engaged in the active pursuit of a sizable mining industry partner to co-develop and mine the property. In order to do so, USECC may have to obtain a mine feasibility study which is estimated to cost approximately $2.5 million. Of this total amount, it is anticipated by management that approximately $1.0 million will be spent during the year ended December 31, 2006.

Conveyance of the property by PD to USECC also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1 million annually. In an effort to assure continued compliance, USECC has retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On July 25, 2006 the U.S. District Court of Colorado awarded PD attorney fees and costs in the amount of $3,223,047 and operational expenses for the water treatment plant on the Lucky Jack molybdenum property in the amount of $4,315,293. The total amount of the award is $7,538,340. The Company and Crested have determined that they will appeal the decision of the U.S. District Court to the 10th Circuit Court of Appeals. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs.

Debt Payments

Debt to non-related parties at June 30, 2006 was $1,399,100. This debt consists of debt related to the purchase of vehicles, a corporate aircraft and insurance policies. The total amount of debt as of June 30, 2006 that will be paid during the balance of 2006 is $294,200.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mineral properties and mill in Utah at June 30, 2006 was $3,847,200. This liability is fully funded by cash investments that are recorded as long term restricted investments. It is currently anticipated that the reclamation of the Plateau uranium mill will not commence until 2033.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at June 30, 2006 is $2,413,600 and is covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and Crested. It is anticipated that $233,200 of reclamation work on the Sheep Mountain properties will be performed during 2006.

The asset retirement obligation for SGMI at December 31, 2005 is $22,400 which is covered by a cash bond. It is not anticipated that any cash resources will be used for asset retirement obligations at SGMI during the year ending December 31, 2006.

As a result or the re-acquisition of the Lucky Jack molybdenum property during the six months ended June 30, 2006, the Company recorded an asset retirement obligation of $88,000 at June 30, 2006. It is not anticipated that this reclamation work will occur in the near term.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, board of directors from time to time has accepted the recommendation of the Compensation Committee to grant bonuses to employees and directors.

Results of Operations

Six months Ended June 30, 2006 compared with the Six Months Ended June 30, 2005

Operating revenues were reduced by $200,000 to $324,900 at June 30, 2006 from $524,900 at June 30, 2005. Components of this reduction of revenues were reductions in real estate operations of $54,400 and management fees of $145,600. Revenues from real estate operations decreased as a result of the Company selling one of its office buildings which was no longer needed.

Mineral property holding costs increased by $513,500 during the six months ended June 30, 2006 to $1,183,400 as compared to $669,900 during the six months ended June 30, 2005. During the quarter ended June 30, 2006 mineral property holding costs increased $305,300 over those recorded during the same quarter of 2005. The increase is due to the increased geological and engineering activity on the Company’s mineral properties and the holding costs associated with the Lucky Jack molybdenum property and associated water treatment plant. The water treatment plant costs approximately $100,000 per month to operate.

General and Administrative expenses increased by $1,591,500 during the six months ended June 30, 2006 over those recorded during the same six months of the prior year. General and Administrative expenses for the quarter ended June 30, 2006 were $207,200 higher than those recognized during the quarter ended June 30, 2005. The increase of $1,591,500 during the six months ended June 30, 2006 over the six months ended June 30, 2005 was as a result of non-cash expenditures of: (1)the expensing of employee options pursuant to SFAS 123(R) which will vest on July 1, 2006, $273,600; (2) accrual of the executive retirement benefits adopted in October 2005, $141,900; (3) expensing the value of the extension of warrants to non affiliates of $484,700; along with cash expenditures of: (a) the settlement of litigation, $395,000; and (b) repairs to the Company’s airplane $353,700. These increases were partially offset by reductions in professional services related to financings which were completed during the six months ended June 30, 2005 as well as bonuses which were paid during the six months ended June 30, 2005 to employees and directors at the conclusion of the sale of RMG. No similar expenses were recorded during the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company recognized $2,823,500 from the sale of assets while during the six months ended June 30, 2005 the Company only recognized $9,500 from the sale of assets. This increase of $2,814,000 was primarily due to the receipt of $1,975,000 from UPC along with 1,500,000 shares of UPC common stock valued at $677,700; the sale of a no longer needed office building, $126,500 and the sale of miscellaneous equipment, $50,900.

During the six months ended June 30, 2006 the Company recognized a non-cash loss of $630,900 from the valuation of the imbedded derivative associated with the Acquisitions Class D shares discussed above under Capital Resources. Further the Company recorded a non-cash loss of $3,845,800 due to the depressed price of the Enterra units at the time that the Acquisitions Class D shares were exchanged for units of Enterra along with management’s decision to sell the Enterra units during the third and fourth quarters of 2006. During the six months ended June 30, 2005 the Company recorded a non-cash gain from the valuation of the imbedded derivative of $3,466,400.

Interest revenues increased by $59,600 during the six months ended June 30, 2006 and by $63,200 during the quarter ended June 30, 2006 over those amounts of interest revenues recorded during the same periods of calendar 2005. The reason for the increase in interest revenues is larger sums of cash being invested for longer periods of time during 2006. Interest expense decreased during the six months ended June 30, 2006 by $3,574,900 and a similar amount during the quarter ended June 30, 2006 from those amounts of interest expense recorded during 2005. The reason for the decrease in interest expense is that there were no major financing activities with prepaid interest and attached warrants during the first six months of 2006 while there were such financings during the first six months of 2005.

During the six and three months ended June 30, 2006, the Company recognized losses of $7,346,000 or $0.40 per share and $6,236,200 or $0.34 per share respectively as compared to gains of $12,304,000 or $0.83 per share and $13,902,500 or $0.88 per share respectively for the periods ended June 30, 2006 and 2005. Operations for the six and three months ended June 30, 2005 resulted in gains as a result of the sale of RMG. No similar sales occurred during the six months ended June 20, 2006.

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

During the six and three months ended June 30, 2005 other income and expenses resulted in a loss of $152,000 and $294,200. Both these decreases are primarily the result of reduced gains on the sales of investments and significant increases in interest expense.

Interest expense increased from $235,500 during the six months ended June 30, 2004 by $3,396,500 to $3,632,000 during the six months ended June 30, 2005. Interest expense during the quarter ended June 30, 2005 increased by a similar amount, $3,309,500, over the amount of interest expense recorded during the quarter ended June 30, 2004. The reason of these increases in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest. (Please see Capital Resources above). As discussed above, only $268,000 in principal and $48,400 in interest remained outstanding at June 30, 2005. The payment of the interest of $671,600 plus the amortization of virtually all of the discount taken for the issuance of warrants in the amount of $1,016,700 and the amortization of the beneficial conversion feature associated with the convertible debenture in the amount of $1,640,500 during the six and three months ended June 30, 2005 were the primary factors which resulted in the increase in interest expense.

All previously reported operations of RMG are reported in this filing as discontinued operations. The gain on sale of discontinued operations at June 30, 2005 was $15,721,600 along with a loss from discontinued operations of RMG of $326,100. The total gain from discontinued operations therefore is $15,395,500 for the six months ended June 30, 2005. The gain on sale of discontinued operations for the three months ended June 30, 2005 was $15,271,600. No loss from discontinued operations was recorded during the quarter ended June 31, 2005 as the sale of RMG was effective April 1, 2005 which resulted in no operations during the quarter ended June 30, 2005. There are no discontinued operations for the three months ended June 30, 2005 as a result of the Enterra transaction having an effective date of April 1, 2005.

After a provision of alternative minimum taxes due in income recognized during the six months ended June 30, 2005 the Company recognized a net gain of $12,304,000 or $0.83 per share basic as compared to a net loss of $3,384,200 or $0.27 per share basic for the six months ended June 30, 2004. During the quarter ended June 30, 2005 the Company recognized a net gain of $13,902,500 or $0. 88 per share basic as compared to a net loss of $1,609,200 or $0.13 per share basic.

Contractual Obligations

The Company has two divisions of contractual obligations as of June 30, 2006: debt to third parties of $1,399,100, and asset retirement obligations of $6,411,500 which will be paid over a period more than five years. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,399,100	$294,200	$1,031,900	$73,000	-

Other long-term liabilities	6,371,200	233,200	430,600	2,099,800	3,607,600
Totals	$7,770,300	$527,400	$1,462,500	$2,172,800	$3,607,600

Subsequent Events

Exclusivity Agreement for potential sale of uranium properties

On July 10, 2006, USECC signed an Exclusivity Agreement with sxr Uranium One Inc. (“Uranium One” or “SXR”), which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One, and by USE and Crested on June 22, 2006) became effective. The Term Sheet sets forth the indicative terms of a proposed sale of the majority of USE and Crested’s uranium assets to Uranium One.

Under the terms of the Exclusivity Agreement, Uranium One paid USECC $750,000 (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the USECC uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension). During this time, the parties will prepare definitive acquisition agreements. Subject to satisfactory results on Uranium One’s due diligence review and obtaining all required approvals associated with the sale and purchase of the assets, the definitive agreements will be signed and the sale closed as soon as possible.

The Exclusivity Agreement provides that when the assets acquisition is closed, Uranium One will reimburse USECC for those expenses which have been pre-approved by Uranium One.

Under the Term Sheet, Uranium One has the right to purchase the assets under the following terms:

•
$49,250,000 in Uranium One common stock at a set price at closing (the set price is the volume weighted average price of Uranium One stock for the 10 days prior to signing the Exclusivity Agreement, which is $7.45 per share). This represents the $50 million portion, less the cash paid for the Exclusivity Agreement.

•	$20 million in cash upon the start of commercial operation of the Shootaring Canyon uranium mill.

•	$7.5 million in cash upon the first delivery of mineralized material to a commercial uranium mill from any of the purchased properties that are subject to the Agreement.

•	A cash royalty equivalent to 5% of the revenues derived from the sales value of any commodity produced from the Shootaring Canyon uranium mill, to a maximum royalty payment of $12.5 million.

USECC holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest will not be included in the agreement to sell uranium assets to SXR. SXR has announced that it may acquire the Sweetwater mill and the Green Mountain properties from Rio Tinto, separate from the proposed transaction with USECC.

Litigation with Phelps Dodge

On July 25, 2006, the United States District Court for the District of Colorado entered an order granting a motion for attorney fees and costs in favor of Phelps Dodge Corporation and Mt. Emmons Mining Company. A hearing on the motion was held on July 20, 2006. The motion was made in the case of Phelps Dodge Corporation and Mt. Emmons Mining Company v. U.S. Energy Corp. and Crested Corp (Civil Cases No. 02-cv-00796-LTB-PAC), subsequent to the plaintiffs (Phelps Dodge Corporation and Mt. Emmons Mining Company) prevailing in a declaratory judgment action against U.S. Energy Corp. and Crested Corp. regarding the parties’ rights related to molybdenum properties located near Crested Butte, Colorado (the “Mt. Emmons properties”). The court had entered an order in the declaratory judgment action on February 4, 2005. As a result of that earlier order, U.S. Energy Corp. and Crested Corp. have taken title to the subject mineral properties with an existing water treatment plant located thereon.

The court ordered that U.S. Energy Corp and Crested Corp. pay Phelps Dodge for (i) attorney fees and costs of $3,223,047; plus (ii) operations expenses of $4,315,293for the Mt. Emmons properties (including costs for Phelps Dodge to operate the water treatment plant for the period from July 2002 through August 2005). The total amount of the award is $7,538,340 and 5 ½% interest on the outstanding judgment amount.

The Company and Crested have determined that they will appeal the decision of the U.S. District Court to the 10th Court of Appeals.

Patent Mining Claims at Lucky Jack Molybdenum Project

United States Tenth Circuit Court of Appeals Affirmation of Lower Court Dismissal of Challenges to Mt. Emmons Patents. On July 21, 2006, the United States Tenth Circuit Court of Appeals (the “10th CCA”) affirmed the January 12, 2005 United States District Court for the District of Colorado dismissal of challenges to the issuance of mining patents (by the United States Bureau of Land Management) on certain of the properties comprising the Mt. Emmons properties, to Phelps Dodge Corporation and Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company (the 10th CCA case number is D.C. No. 04-MK-749PAC).

The subject patents (and adjacent properties) are held by U.S. Energy Corp. and Crested Corp. For further information on the Mt. Emmons property, and the background of this litigation (to which neither U.S. Energy Corp. nor Crested Corp. have been parties), please see the Form 10-Ks for the year ended December 31, 2005 filed by U.S. Energy Corp. and Crested Corp.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

As noted above, Pinnacle filed a registration statement with the Securities and Exchange Commission relating to sales of its common stock. This registration statement has not yet become effective. USECC owns 9.8% of the outstanding common stock of Pinnacle; and is participating in the public offering. The cash the Company can realize from this investment presently is not determinable.

The Company has a history of operating losses, and our working capital needs have primarily come from the receipt of funds from liquidating investments and selling equity. These sources of capital may not be sufficient to develop our mineral properties, none of which have proved reserves.

Cash on hand and future receipt of proceeds from liquidating the Enterra units are expected to be adequate to fund the Company’s portion of the cost of a bond needed to appeal the judgment relating to the PD judgment. USECC is seeking financing sources or large-company industry partners for our gold and molybdenum properties, but have not entered into final agreements therefore. USECC has successfully negotiated an Exclusivity Agreement with SXR to sell a majority of their uranium assets. The development of some or all of the properties likely will be delayed to the extent and for so long as USECC is unsuccessful in obtaining financing, either in direct capital or through arrangements with industry partners.

Uncertainties in the value of the mineral properties. While USECC believes that their mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact.

•
In the event that SXR does not purchase the uranium assets owned by USECC, we will have to continue to pursue an equity or industry partner to assist in the development of the properties. Profitability of the uranium properties will depend on several factors which include continued sustained higher prices for uranium oxide, :, we need to maintain cost controls at the Shootaring Uranium property in Southern Utah on the mining, transportation and milling of ores and successfully finance and commence refurbishment of the mill.. Additionally we may need to either acquire additional mineral properties in the vicinity of the Shootaring mill or acquire ore from contract miners in the area.

•
The profitable mining and processing of gold by Sutter Gold Mining Inc. will depend on many factors, including compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•
The Lucky Jack molybdenum property has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mine/mill operation will be substantial. There is a history of opposition by local government entities and environmental organizations to the prior owners seeking permits to mine this property. This opposition has been expressed in litigation from time to time. Continued legal challenges may delay putting the Lucky Jack Project into production.

•
USECC has not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate gold and uranium/vanadium mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. USECC has not established any reserves (economic deposits of mineralized materials) on any of our molybdenum, uranium/vanadium, or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. Our business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project cannot withstand the cost of complying with changed regulations, USECC might decide not to move forward with the project.

The Company must comply with numerous environmental regulations on a continuous basis, to comply with the United States: Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Mill near Ticaboo, Utah). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where USECC has properties, impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for our operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

Possible Dilution to Shareholders. Because the Company does not have enough capital to put our properties into production, shareholders may be diluted in their ownership if the Company raises capital. Direct dilution would occur if the Company sells preferred stock, common stock, or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material proceedings pending at June 30, 2006, and developments in those proceedings from that date to the date this Report was filed, are summarized below. The legal status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Sheep Mountain Partners Arbitration/Litigation

On May 15, 2006, the Arbitration Panel (“Panel”) in the Nukem and Sheep Mountain Partners (“SMP”) case issued a Clarification of the Arbitration Award as to the Constructive Trust as a result of the remand to the Panel by the United States District Court for the District of Colorado pursuant to the Order of the 10th Circuit Court of Appeals.

The Constructive Trust has been the subject of numerous proceedings in the U.S. District Court of Colorado and three appeals to the 10th Circuit Court of Appeals. As a result of these proceedings, the U.S. District Court entered an Order and Judgment in favor of USECC and against Nukem on July 30, 2003 for an additional $20,044,200. In Nukem’s third appeal, the 10th Circuit reversed this Order and Judgment and remanded the case to the Panel for clarification of the Constructive Trust.

In the Remand Hearing before the Panel, Nukem was also seeking a judgment against USECC for over four million dollars claiming an overpayment of the damage award, plus attorney’s fees, costs and expenses. USECC asked the Panel to impress the Constructive Trust on four CIS Contracts in favor of SMP concurrent with the expiration dates of the contracts. In its Clarification of the Arbitration Award, the Panel denied both Nukem’s and USECC’s claims. The Panel held that the Constructive Trust was intended to secure the payment of the original damage award and it was extinguished upon Nukem’s payment of that damage award to USECC.

Phelps Dodge Corporation Litigation

On October 31, 2005, PD filed a motion with the District Court to recover attorney’s fees and expenses in the declaratory judgment action against USECC. PD claimed $4,050,200 in attorney’s fees and expenses and $3,692,100 in costs incurred for the operation of the water treatment plant for the last three years. These claims were not part of the initial litigation with PD. USECC filed a response with the Court denying that USECC owes PD such monies.

A hearing on PD’s motion for attorney’s fees and cost was held on July 20, 2006. On July 25, 2006, the United States District Court for the District of Colorado entered an order granting a motion for attorney fees and costs in favor of Phelps Dodge Corporation and Mt. Emmons Mining Company.

The court ordered that the Company and Crested pay Phelps Dodge $7,538,340for (i) attorney fees and costs of $3,223,047; plus (ii) operations expenses of $4,315,293for the Mt. Emmons properties (including costs for Phelps Dodge to operate the water treatment plant for the period from July 2002 through August 2005). The Company and Crested have determined that they will appeal the decision of the U.S. District Court to the 10th Circuit Court of Appeals. The Company has reviewed FAS 5, “Accounting for Contingencies”, and has determined that the likelihood of prevailing in the appeal is reasonably possible. Although a completely accurate prediction can not be made of the ultimate outcome or timing of an appeal, the Company’s legal expert in the matter believes that the Company will ultimately prevail in overturning the U.S. District Court’s award of attorney fees and costs.

United States Tenth Circuit Court of Appeals Affirmation of Lower Court Dismissal of Challenges to Mt. Emmons Patents.

On July 21, 2006, the United States Tenth Circuit Court of Appeals (the “10th CCA”) affirmed the January 12, 2005 United States District Court for the District of Colorado dismissal of challenges to the issuance of mining patents (by the United States Bureau of Land Management) on certain of the properties comprising the Mt. Emmons properties, to Phelps Dodge Corporation and Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company (the 10th CCA case number is D.C. No. 04-MK-749PAC).

The subject patents (and adjacent properties) are held by U.S. Energy Corp. and Crested Corp. For further information on the Mt. Emmons property, and the background of this litigation (to which neither U.S. Energy Corp. nor Crested Corp. have been parties), please see the Form 10-Ks for the year ended December 31, 2005 filed by U.S. Energy Corp. and Crested Corp.

Coastline Capital Partners

On May 16, 2005, Coastline Capital Partners (“Coastline”) filed a complaint against the Company in the U.S. District Court of Wyoming, Case No. 05-CV-0143-J for breach of contract. Coastline claimed that a partial performance fee of $75,000 plus Company equity warrants were due Coastline for a private placement that was unsuccessful. The parties agreed to submit this matter to binding arbitration and that any award to Coastline for damages by the arbitrator would be limited to a minimum of $115,000 and a maximum of $395,000, with specific performance of the contract not allowed.

On June 12, 2006, the Company received the Final Arbitration Award from the Arbitrator in the litigation initiated by Coastline. The Arbitrator found in favor of the plaintiff for recovery of partial performance fees related to a breach of contract claim, related to an engagement letter and various transactions in 2004. Pursuant to an agreement between the parties setting the lower and upper limits of recovery from arbitration, the Company paid $395,000 to Coastline. Upon payment, the dispute was fully resolved and was dismissed with prejudice by the parties.

Plateau Resources Ltd.

Christian Murer vs. Plateau Resources Limited, Inc.

On May 11, 2006, Christian F. Murer (“Murer”) filed a lawsuit against Plateau in the United States District Court, District of Utah, Central Division (Case Number 2:06cv00393 BSJ) claiming that: 1) Plateau was required to deliver certain geological and engineering data for some unpatented mining claims located in Utah pursuant to an April 8, 1977 agreement between Murer and Century 21 Mining, Inc. and 2) that Murer will be economically damaged by the differential in royalty payments he would otherwise receive under an agreement with IUC Exploration LLC on August 31, 2005. Murer is seeking specific performance and damages. Plateau has retained Parr Waddoups Brown Gee & Loveless of Salt Lake City, Utah to represent Plateau in the case. An answer to the complaint was filed on June 8, 2006. Management of Plateau does not believe that it is obligated to provide the geological and engineering data to Murer or that it owes Mr. Murer damages.

ITEM 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2006, the Company issued a total of 483,946 shares of its common stock. These shares were issued pursuant to the exercise of warrants, 221,400 shares; employee options, 159,476 shares; the 2001 stock compensation plan, 30,000 shares; shares issued to outside directors for services rendered, 3,140 and the issuance of shares in connection with the Cornell SEDA, 69,930.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matter to a Vote of Shareholders

On June 23, 2006, the annual meeting of shareholders was held for the election of two directors. Keith G. Larsen and John L. Larsen were elected for a term expiring on the third succeeding annual meeting and until their successor is duly elected or appointed and qualified. With respect to the election of the directors, the votes cast were as follows:

Name of Director	Votes For	Abstain
Keith G. Larsen	15,923,436	1,280,607
John L. Larsen	15,922,591	1,281,452

The Company's board consists of seven members being Messrs. Don C. Anderson, Michael Feinstein, H. Russell Fraser, Michael T. Anderson, John L. Larsen, Keith G. Larsen, and Harold F. Herron.

The shareholders also voted on three additional items:

	Votes For	Votes Against	Abstain
Amendment of the Articles of Incorporation to Allow Shareholders to Remove Directors Only for Cause	5,822,094	1,768,550	26,428

Votes For	Votes Against	Abstain
To comply with Nasdaq Marketplace Rule 4350(i)(1)(D), approve the issuance of more than 3,726,400 shares of common stock in connection with the transaction with Cornell Capital Partners, LP (“Cornell”), comprised of : 3,556,470 shares of common stock to Cornell pursuant to the Standby Equity Distribution Agreement, plus 100,000 shares of common stock on exercise of a stock purchase warrant held by Cornell, plus 1,000,000 shares of common stock on exercise of milestone stock purchase warrants (as such milestone warrants may be issued to Cornell; plus 68,531 shares already issued to Cornell; plus 1,399 shares already issued to Newbridge Securities Corporation.
5,805,671	1,713,100	98,301

	Votes For	Votes Against	Abstain
Appoint Epstein, Weber and Conover, PLC as Independent Auditors for 2006	16,609,830	575,764	18,449

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed 8 reports on Form 8-K for the quarter ended June 30, 2006. The events reported were as follows:

	1.	The report filed on April 13, 2006, under Item 1.01 referenced the April 11, 2006 Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP.

	2.	The report filed on May 9, 2006, under Item 1.01 referenced the termination of the April 11, 2006 SEDA and a new SEDA executed on May 5, 2006 with Cornell Capital Partners, LP.

	3.	The report filed on May 12, 2006, under Item 8.01 referenced the May 9, 2006 agreement with Uranium Power Corp. on two new uranium projects.

	4.	The report filed on May 19, 2006, under Item 8.01 referenced the receipt of the May 15, 2006 Clarification of the Arbitration Award in the Nukem litigation.

	5.	The report filed on May 31, 2006, under Item 8.01 referenced the $3 million (Cdn) private placement for Sutter Gold Mining, Inc.

	6.	The report filed on June 8, 2006, under Item 8.01 referenced the May 15 and June 5, 2006 amendments to the SEDA with Cornell Capital Partners, LP

	7.	The report filed on June 15, 2006, under Item 8.01 referenced the June 12, 2006 Final Arbitration Award in the Arbitration with Coastline Capital Partners

	8.	The report filed on June 26, 2006, under Item 8.01 referenced the results of the June 23, 2006 Annual Shareholders Meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: August 11, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: August 11, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer