Form 10-Q
period 2006-09-30
US ENERGY CORP
filed 2006-11-14
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2006 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 14, 2006
Common stock, $.01 par value	19,704,434

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets September 30, 2006 (unaudited) and December 31, 2005 (audited)	4-5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	8-10

	Notes to Condensed Consolidated Financial Statements (unaudited)	11-22

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-39

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	40-41

ITEM 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	43-45

ITEM 2.	Changes in Securities and Use of Proceeds	45

ITEM 3.	Defaults Upon Senior Securities	45

ITEM 4.	Submission of Matters to a Vote of Shareholders	45

ITEM 5.	Other Information	45

ITEM 6.	Exhibits and Reports on Form 8-K	46

	Signatures	47

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,290,400	$6,998,700
Marketable securities
Trading securities	149,300	--
Held for resale securities	590,900	328,700
Accounts receivable
Trade, net of allowance of $0 and $32,300, respectively	238,100	251,400
Affiliates	126,300	14,100
Prepaid expenses and other current assets	173,200	215,000
Inventories	37,500	32,700
Total current assets	21,605,700	7,840,600

INVESTMENTS:
Non-affiliated companies	--	14,760,800
Marketable securities, held-to-maturity	6,753,100	6,761,200
Other	54,900	54,900
Total investments	6,808,000	21,576,900

PROPERTIES AND EQUIPMENT:	14,801,200	13,847,600
Less accumulated depreciation,
depletion and amortization	(7,333,000)	(7,481,800)
Net properties and equipment	7,468,200	6,365,800

OTHER ASSETS:
Note receivable trade	10,400	20,800
Real estate held for resale	1,819,700	1,819,700
Deposits and other	1,137,700	482,900
Total other assets	2,967,800	2,323,400
Total assets	$38,849,700	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$365,300	$433,000
Accrued compensation expense	1,208,100	177,100
Current portion of asset retirement obligations	233,200	233,200
Current portion of long-term debt	207,500	156,500
Other current liabilities	2,971,500	232,400
Total current liabilities	4,985,600	1,232,200

LONG-TERM DEBT, net of current portion	1,042,400	880,300

ASSET RETIREMENT OBLIGATIONS,
net of current portion	6,330,800	5,669,000

OTHER ACCRUED LIABILITIES	1,641,700	1,400,500

MINORITY INTERESTS	5,204,500	1,767,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
297,540 and 442,740 shares issued, respectively
forfeitable until earned	1,746,600	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 19,536,827
and 18,825,134 shares issued net of
treasury stock, respectively	195,400	188,200
Additional paid-in capital	71,677,500	68,005,600
Accumulated deficit	(50,433,800)	(40,154,100)
Treasury stock at cost,
1,004,174 and 999,174 shares respectively	(2,923,500)	(2,892,900)
Unrealized loss on marketable securities	(127,000)	(98,100)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	17,898,100	24,558,200
Total liabilities and shareholders' equity	$38,849,700	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Real estate operations	$35,000	$60,700	$137,800	$217,900
Management fees and other	246,100	106,400	468,200	474,100
	281,100	167,100	606,000	692,000

OPERATING COSTS AND EXPENSES:
Real estate operations	85,200	76,400	221,500	211,800
Mineral holding costs	1,078,900	565,000	2,262,300	1,234,900
General and administrative	5,593,000	1,007,300	10,509,000	4,331,800
	6,757,100	1,648,700	12,992,800	5,778,500

OPERATING LOSS	(6,476,000)	(1,481,600)	(12,386,800)	(5,086,500)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	240,000	1,219,900	3,063,500	1,229,400
(Loss) gain on sale of marketable securities	(860,500)	1,038,500	(860,500)	1,038,500
Gain on sale of investment	10,869,800	--	10,842,300	117,700
(Loss) gain from valuation of derivatives	--	727,900	(630,900)	4,194,300
Loss from Enterra share exchange	--	--	(3,845,800)	--
Settlement of litagation	(7,000,000)	--	(7,000,000)	--
Dividends	136,600	43,400	141,600	43,400
Interest income	168,200	50,800	418,200	241,200
Interest expense	(40,500)	(467,100)	(97,600)	(4,099,100)
	3,513,600	2,613,400	2,030,800	2,765,400

(LOSS) GAIN BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS AND
PROVISION FOR INCOME TAXES	(2,962,400)	1,131,800	(10,356,000)	(2,321,100)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	28,700	96,800	76,300	458,200

(LOSS) GAIN BEFORE DISCONTINUED
OPERATIONS AND PROVISION
FOR INCOME TAXES	(2,933,700)	1,228,600	(10,279,700)	(1,862,900)

DISCONTINUED OPERATIONS, net of taxes
Gain (loss) on sale of discontinued segment	--	(188,100)	--	15,533,500
Loss from discontinued operations	--	--	--	(326,100)
	--	(188,100)	--	15,207,400

(LOSS) GAIN BEFORE PROVISION FOR
INCOME TAXES	(2,933,700)	1,040,500	(10,279,700)	13,344,500

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

PROVISION FOR INCOME TAXES	--	--	--	--

NET (LOSS) GAIN	$(2,933,700)	$1,040,500	$(10,279,700)	$13,344,500

PER SHARE DATA
Loss from continuing operations	$(0.16)	$0.07	$(0.56)	$(0.12)
(Loss) gain from discontinued operations	--	$(0.01)	--	$0.97
	$(0.16)	$0.06	$(0.56)	$0.85

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	18,367,198	17,229,336	18,283,573	15,681,519

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	18,809,938	19,160,917	18,283,573	16,124,259

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) gain	$(10,279,700)	$13,344,500
Adjustments to reconcile net (loss) gain
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(76,300)	(458,200)
Amortization of deferred charge	--	441,300
Depreciation	380,700	289,100
Accretion of asset
retirement obligations	578,400	275,000
Initial valuation of asset
retirement obligation	83,400	--
Amortization of debt discount	--	3,136,100
Noncash interest expense	--	720,000
(Gain) on sale of assets	(3,063,500)	(890,600)
Loss on valuation of Enterra units	3,845,800	--
Loss (gain) on valuation of derivatives	630,900	(4,194,300)
Gain on sale of discontinued segment	--	(15,533,500)
Loss (gain) on sale of marketable securities	860,500	(1,156,200)
Proceeds from the sale of trading securities	8,304,300	--
Gain on sale of Pinnacle Resources	(10,842,300)	--
Noncash compensation	1,481,200	270,900
Noncash services	670,200	35,600
Net changes in assets and liabilities:	1,295,300	(178,600)
NET CASH USED IN
OPERATING ACTIVITIES	(6,131,100)	(3,898,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	491,600	5,916,600
Sale of RMG	--	(270,000)
Proceeds from sale of investments	13,800,000	117,700
Acquisition of unproved mining claims	(644,800)	(602,600)
Proceeds on sale of property and equipment	2,410,400	925,200
Purchase of property and equipment	(599,800)	(361,600)
Investment in marketable securities	--	(338,800)
Net change in restricted investments	8,100	111,500
Net change in notes receivable	(20,200)	500
Net change in investments in affiliates	30,600	--
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	15,475,900	5,498,500

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$915,900	$2,834,900
Issuance of subsidiary stock	3,173,700	--
Proceeds from long term debt	184,300	3,764,900
Repayments of long term debt	(327,000)	(3,285,000)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	3,946,900	3,314,800

Net cash used in operating activities of
discontinued operations	--	(453,500)
Net cash used in investing activities of
discontinued operations	--	(215,000)
Net cash used in financing activities of
discontinued operations	--	(8,500)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	13,291,700	4,237,400

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	6,998,700	3,842,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$20,290,400	$8,079,900

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$97,600	$242,800

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Enterra shares
to tradable units	$13,880,100	$--

Issuance of stock warrants in
conjunction with agreements	$727,300	$--

Acquisition of assets
through issuance of debt	$355,800	$113,400

Unrealized loss/gain	$42,200	$--

Satisfaction of receivable - employee
with stock in company	$30,600	$20,500

Issuance of stock warrants in
conjunction with debt	$--	$1,226,200

Issuance of stock as conversion of
subsidiary stock	$--	$499,700

Issuance of stock for services	$--	$35,600

Issuance of stock to satisfy debt	$--	$4,000,000

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1) The Condensed Consolidated Balance Sheet as of September 30, 2006, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2005 has been taken from the audited financial statements included in the Company's Annual Report on Form 10-K for the period then ended. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006, and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2005 Form 10-K. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

3) The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

4) The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%); Four Nines Gold, Inc. ("FNG") (50.9%); Sutter Gold Mining Inc. (“Sutter”) (49%); Crested Corp. (“Crested”) (71%); Yellow Stone Fuels, Inc. (“YSFI”) (35.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted.

Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated. Because of management control, YSFI is consolidated into the financial statements of the Company.

5) The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, options fully vest immediately and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises. There were no option awards granted in the three months ended September 30, 2006. There were, however, options that vested on July 1, 2006. The expense of $273,600 associated with the vesting of these shares was recorded during the nine months ended September 30, 2006 as a result of the adoption of SFAS 123(R).

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Prior to January 1, 2006, the Company followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our stock-based compensation. Under APB 25, no compensation expense was recognized for stock options since the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption.

FAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock options and performance awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the respective vesting periods.

The following table illustrates the effect on net gain and net gain per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the periods indicated:

Nine Months Ended
September 30,
2005

Net gain	$13,344,500
Deduct:
Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	$(311,100)

Net income available to common stockholders - pro forma	$13,033,400

Basic gain per share as reported	$0.85
Diluted gain per share as reported	$0.83
Basic gain per share pro forma	$0.83
Diluted gain per share pro forma	$0.81

Weighted average basic common stock outstanding	$15,681,519

Weighted average diluted common stock outstanding	$16,124,259

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at September 30, 2006 was 6.02 years and $4,427,900, respectively. At September 30, 2006, all options that had been issued were vested and exercisable. Consequently no additional expense will be recorded in future periods from options outstanding as of September 30, 2006.

6) Components of Properties and Equipment at September 30, 2006, consist of land, buildings and equipment.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value

Mining and oil properties	$3,129,400	$(1,773,600)	$1,355,800
Buildings, land and equipment	11,671,800	(5,559,400)	6,112,400
Totals	$14,801,200	$(7,333,000)	$7,468,200

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at September 30, 2006.

7) Unrealized gains on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity. The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Nine months ended September 30,
	2006	2005
Net (loss) gain	$(10,279,700)	$13,344,500

Comprehensive loss from the
unrealized loss on marketable securities	(127,000)	(7,700)

Comprehensive loss	$(10,406,700)	$13,336,800

8) Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as marketable securities which are available for sale. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

Investments in marketable securities consisted of the following at September 30, 2006:

			Unrealized
	Cost	Market Value	Loss
Equity Securities
UPC shares	$677,700	$550,700	$(127,000)
Dynasty shares	40,200	40,200	$-
Total	$717,900	$590,900	$(127,000)

These securities are 1,500,000 shares of UPC and 13,000 shares of Dynasty.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

9) During the quarter ended September 30, 2006 the Company and Crested sold all 682,345 of their units of Enterra Energy Trust (“Enterra”). As a result of the sale of these units of Enterra, the Company, on a consolidated basis, received $8,304,300 in net cash proceeds and recorded a net loss of $961,800 on the sale of the marketable securities. These units of Enterra were received by the Company and Crested upon the conversion of Enterra Acquisition (“Acquisitions”) shares on June 6, 2006. The units were originally received as a portion of the compensation that the Company and Crested received when they sold their interests in Rocky Mountain Gas, Inc. (“RMG”).

The Company and Crested also sold 1,000,000 shares of their Uranium Power Corp. (“UPC”) common stock during the nine months ended September 30, 2006. The Company recognized $398,100 in consolidated cash receipts as well as a gain of $60,300 from the sale of these shares. Sutter also sold 17,000 shares of Dynasty Metals & Mining Inc. for $93,600 in cash and recognized a gain of $41,000 on the sale. At September 30, 2006, the Company and Crested equally owned 1,500,000 shares of UPC. Sutter owns 13,000 shares of Dynasty Metals & Mining Inc.

10) During the quarter ended September 30, 2006 the Company and Crested sold their equity position in Pinnacle Gas Resources, Inc. (“Pinnacle”). The Company and Crested had contributed assets in the formation of Pinnacle along with other joint venture partners in the coal bed methane business previously. The Company, on a consolidated basis, received $13.8 million in cash proceeds from this sale and recorded a net gain of $10,842,300. As a result of the sale of the equity ownership of Pinnacle, the Company and Crested became obligated to pay Enterra $2.0 million in either cash or stock of the Company. Subsequent to September 30, 2006, the Company and Crested paid the obligation to Enterra with 506,395 shares of the Company common stock owned by Crested.

11) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted loss per share, because they are anti-dilutive. These options and warrants totaled 5,763,711 and 5,354,390 at September 30, 2006 and 2005, respectively. Stock options and warrants have a weighted average exercise price of $2.91 and $3.61 per share, respectively at September 30, 2006 and were $2.68 and $3.43 per share, respectively at September 30, 2005.

12) Long term debt at September 30, 2006 consists of:

Current portion of long term debt for the purchase of aircraft, equipment and insurance policies at various interest rates and due dates	$207,500

Long term portion of debt for the purchase of aircraft, equipment and insurance policies at various interest rates and due dates	1,042,400
$1,249,900

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

13)  The Company has uranium properties that are in a shut down status in Wyoming and southern Utah for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	Nine months ended September 30,
	2006	2005
Balance December 31, 2005	$5,902,200	$8,075,100
Addition to Liability	83,400	--
Liability Settled	--	--
Sale of RMG	--	(463,700)
Accretion Expense	578,400	275,000
Balance September 30, 2006	$6,564,000	$7,886,400

14) On July 10, 2006, the Company and Crested signed an Exclusivity Agreement with sxr Uranium One Inc. (“”Uranium One”” or “SXR”), which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One and by the Company and Crested on June 22, 2006) became effective. The Term Sheet sets forth the indicative terms of a proposed sale of the majority of the Company and Crested’s uranium assets to Uranium One. In the event that the transaction with Uranium One is concluded, the Company will no longer be liable for the majority of the reclamation obligation discussed in Footnote 13.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Under the terms of the Exclusivity Agreement, Uranium One paid the Company and Crested $750,000 cash (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension). During this time, the parties will prepare definitive acquisition agreements. Subject to satisfactory results on Uranium One’s due diligence review and obtaining all required approvals associated with the sale and purchase of the assets, the definitive agreements would be signed and the sale closed as soon as possible.

Under the Term Sheet, Uranium One has the right to purchase the assets under the following terms:

•  $49,250,000 in Uranium One common stock at a set price at closing (the set price is the volume weighted average price of Uranium One stock for the 10 days prior to signing the Exclusivity Agreement, which is $7.45US or $8.32 Cdn per share). This represents the $50 million portion, less the cash paid for the Exclusivity Agreement.

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

The Company and Crested hold a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest will not be included in the agreement to sell uranium assets to Uranium One. Uranium One has announced that it may acquire the Sweetwater mill and the Green Mountain properties from Rio Tinto, separate from the proposed transaction with the Company and Crested.

15) During the nine months ended September 30, 2006, the Company issued 566,493 shares of its common stock. The following table details the number of shares issued and the dollar values received. The Company also released 145,200 shares which had previously been forfeitable to the estate of John L. Larsen, who passed away during the quarter ended September 30, 2006.

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2005	18,825,134	$188,200	$68,005,600

Stock issued to outside directors	3,140	100	17,900

2001 stock compensation plan	45,000	400	239,300

Exercise of options, net	185,129	1,900	110,400

Exercise of warrants	221,400	2,200	801,400

Expense of employee options
vesting	-	-	273,600

Forfeitable stock released for a former
employee	145,200	1,500	850,900

Stock issued for a professional service
agreements	111,824	1,100	635,200

Value of company warrants issued
for a professional service agreement	-	-	251,800

Value of company warrants issued and
extended	-	-	508,100

Valuation of Company warrants issued
for professional services	-	-	(16,700)
	19,536,827	$195,400	$71,677,500

16) On April 11, 2006, the Company signed a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners, LP (”Cornell”), under which Cornell committed to provide up to $50 million of equity financing over 36 months. The SEDA has gone through various amendments and on October 31, 2006, the Company and Cornell Capital Partners, LP terminated it. All other agreements related to the SEDA also were terminated.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Cornell will retain the 68,531 restricted shares of the Company’s common stock and the three year warrant to purchase 100,000 shares of restricted common stock of the Company (at $7.15 per share), and Newbridge Securities Corporation will retain the 1,399 restricted shares of the Company’s common stock, all of which securities were issued by the Company to Cornell (and to Newbridge) for commitment fees and due diligence fees.

The Company will file a registration statement to register the public resale by Cornell of the 68,531 shares and the 100,000 shares underlying the warrant, and the public resale by Newbridge of its 1,399 shares. For further information, please see the subsequent event in this report and the Form 8-K’s filed on May 9, 2006 and November 2, 2006.

17) On September 26, 2006, the Company and Crested signed an agreement with Phelps Dodge Corporation and Mt. Emmons Mining Company (collectively “PD”) to settle the case of Phelps Dodge Corporation and Mt. Emmons Mining Company v. U.S. Energy Corp. and Crested Corp (Civil Case No. 02-cv-00796-LTB-PAC). Under the terms of the settlement agreement, the Company and Crested paid PD $7,000,000 and PD has agreed to deliver to the Company and Crested all information, studies and records associated with the Mount Emmons molybdenum property. The parties also agreed to dismiss with prejudice all appeals and cross-appeals. Upon delivery of the information by PD, all disputes between the parties related to the lawsuit will have been settled.

18) Upon the recommendation of the Company’s Compensation Committee (made on September 29, 2006) the Company paid a cash bonus to all 29 of its employees (including officers) in the aggregate amount of $3,013,000. The bonus was paid for the extraordinary results of the employees’ work on behalf of the Company related to the sale of the Company’s stock in Pinnacle and other transactions.

The Compensation Committee is comprised of the four independent directors. The Compensation Committee determined that the bonus amount allocated to each recipient should be based upon years of service and previous compensation. There was no distinction made in the allocation of benefits between management and non-management participants.

All employees work for both the Company and Crested. Under the long-standing joint venture agreement between the Company and Crested, each corporation is responsible for paying one-half of all administrative expenses. Accordingly, one-half of the bonus was charged to Crested.

19) Subsequent Events

Lucky Jack Molybdenum Property - Kobex Resources, Ltd.

On October 6, 2006, the Company and Crested, and U.S. Moly Corp. (“U.S. Moly,”) (a Wyoming corporation, which has been organized by the Company and Crested but is not yet active), on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX the opportunity to acquire an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company and Crested. The claims, located near Crested Butte, Colorado and referred to as the “Lucky Jack Property” contain significant deposits of molybdenum. For further information on the Property, see the Form 10-K for year ended December 31, 2005 (Part I, Item 1 and 2, Business and Properties).

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The total cost to KBX, over an estimated period of five years, to exercise the full option will be $50 million in option payments, property expenditures (including the costs to prepare a bankable feasibility study on the Property), plus a cash differential payment if this total is less than $50 million (see below).

KBX paid the Company and Crested $25,000 each, for which KBX has 60 days to conduct a due diligence review of the Property, to the exclusion of all other parties. This payment is not refundable and will not be credited against future payments and expenditures by KBX in accordance with the Letter Agreement.

At the end of the due diligence period (the “Effective Date”), during which the parties have agreed to use their best efforts to negotiate a formal agreement, KBX may elect (i) not to proceed; or (ii) to proceed with the transaction and sign a formal agreement with U.S. Moly. If KBX elects to proceed and the parties are unable to negotiate and execute a formal agreement, they nonetheless shall continue to be bound by the terms of the Letter Agreement and Form 5A (“Exploration, Development and Mine Operating Agreement”) of the Rocky Mountain Mineral Foundation.

At or before the date the parties sign a formal agreement, the Company and Crested will have assigned all of their right, title and interest in the Property (except for royalty interests in the Property) to U.S. Moly. Subject to KBX electing to proceed with the transaction, then, upon the first to occur of signing a formal agreement, or January 4, 2007 (90 days after execution of the Letter Agreement), U.S. Moly, or the Company and Crested (as the case may be) will deliver executed transfer forms to an independent escrow agent, for the agent’s subsequent delivery to KBX of a 15% undivided interest, and a further 35% undivided interest, in the Property, when KBX has exercised each of the stages of the Option (see below). If U.S. Moly requests KBX to take the 65% Election (see below), U.S. Moly will deliver to escrow a further transfer form for an additional 15% of the Property, for delivery to KBX when it earns the additional interest. The Company and Crested each would own an equal percentage of U.S. Moly. Because the Company and Crested officers and employees already own 10% of the common stock of U.S. Moly, the Company and Crested will each own 45% of the common stock of U.S. Moly.

Terms and Conditions of the Option. If, at the end of the due diligence period, KBX elects to proceed with the transaction, then KBX shall have an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to U.S. Moly, and also paying for permitting, engineering, exploration, operating (including water treatment plants expenses) and all other Property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to U.S. Moly. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to U.S. Moly (see below).

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Date or	Option
Anniversary*	Payment	Expenditures

10 business days
after Effective Date**	$1,450,000	-0-

By first anniversary	$500,000	$3,500,000

By second anniversary	$500,000	$5,000,000

By third anniversary	$500,000	$5,000,000

By fourth anniversary	$500,000	$2,500,000

By fifth anniversary	$500,000	***
	$3,950,000	$16,000,000

*	Anniversary of Effective Date.

**	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval.

***
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay U.S. Moly the difference in cash. If the total is more than $50 million before the BFS is completed, U.S. Moly and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $1.45 million (both of which must be paid by KBX if it elects to proceed with the transaction), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates (with a 90 day grace period), the Letter Agreement (or the formal agreement, if there is one) will be terminated and all rights and interests will revert to U.S. Moly.

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining Option Payments, and all of the Expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (50% total). However, if when the BFS is delivered, the total of all Option Payments, Expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying U.S. Moly (in cash) the difference between the actual Option payments and Expenditures paid, and $50 million.

The Company and Crested each hold a 3% gross overriding royalty interest in the Property, and this will be reserved for their separate benefit (in addition to their being shareholders of U.S. Moly) when the Property is transferred to U.S. Moly. When KBX earns a 15% interest in the Property, the royalty will be reduced to 2.55% each; when KBX earns a 50% interest, the royalty will be reduced to 1.5% each.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with U.S. Moly for the Property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer U.S. Moly a one time only election (30 days to exercise) to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the Property for a total of 65% interest in the Property (the “65% Election”), whereby U.S. Moly would revert to a 35% interest (this change in ownership will require KBX to have arranged all future Property financing on optimal terms); or (iii) have KBX acquire all of the outstanding securities of U.S. Moly for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the U.S. Moly securities).

Management of the Property. Until KBX earns its 50% interest, KBX will manage all programs on the Property, but a Technical Committee (with two representatives from each of KBX and U.S. Moly) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. A management committee will also be formed to operate the venture; each of KBX and U.S. Moly will have two representatives, and the technical committee will report to the management committee. If voting is equal and there is a tie vote, KBX will have the right to cast the deciding vote.

Termination. If KBX elects to move forward with the transaction after the due diligence period, KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying U.S. Moly the initial $1.45 Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures. Further, if and to the extent the initial minimum $3.5 million in Expenditures has not been met, termination by KBX will be subject to its paying (in cash) to U.S. Moly the difference between $3.5 million and the total Expenditures actually made by the date of termination.

Broker or Finder’s Fee. If KBX pays a broker or finder’s fee in connection with the transaction, the Company and Crested will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or common stock of the Company (at the Company’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

Cancellation of SEDA with Cornell Capital

As of October 31, 2006, the Company and Cornell Capital Partners, LP (“Cornell”) terminated the May 5, 2006 Standby Equity Distribution Agreement (the “SEDA”) with Cornell, under which Cornell had committed to provide up to $50 million of equity financing over 36 months. All other agreements related to the SEDA also were terminated. For further information, please see the Form 8-K filed on May 9, 2006.

Cornell will retain the 68,531 restricted shares of the Company’s common stock and the three year warrant to purchase 100,000 shares of restricted common stock of the Company (at $7.15 per share), and Newbridge Securities Corporation will retain the 1,399 restricted shares of the Company’s common stock, all of which securities were issued by the Company to Cornell (and to Newbridge) for commitment fees and due diligence fees.

The Company will file a registration statement to register the public resale by Cornell of the 68,531 shares and the 100,000 shares underlying the warrant, and the public resale by Newbridge of its 1,399 shares.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Special Committee of the Company Directors

On October 13, 2006, the Company notified the board of directors of Crested that the Company has established a Special Committee to evaluate whether, and if so how, the Company might offer to acquire the common stock of Crested (29%) not owned by the Company (which now owns 71% of Crested). The Special Committee is comprised of H. Russell Fraser and Michael Anderson, current independent directors.

If the Company’s board of directors, acting on the recommendation of the Company Special Committee, should make an offer from the Company to acquire the minority shares of Crested, the Crested Special Committee will determine if the offer, and its terms (when and if the Company makes an offer) would be fair to the Crested minority shareholders.

The Special Committee is evaluating what price, and other terms, may be appropriate for the Company to offer. Crested has established a Special Committee, which will determine if an offer, and the terms of an offer, by the Company (when and if made) would be fair to the Crested minority shareholders.

The Company’s Special Committee has retained Navigant Capital Advisors, LLC as its financial advisor to provide an opinion on the fairness, to the Company, of such offer as the Company may make to Crested.

The Company has not and may not in the future make an offer to Crested, and if it does make an offer, Crested may not accept such an offer. In any event, no prediction is made whether or not an offer will be made by the Company to acquire the Crested minority shares, or if made, whether that offer would be recommended by the Crested board of directors to the minority shareholders for approval.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2006 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged to a limited extent in commercial real estate, primarily in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 71%. The narrative discussion of this MD&A refers only to USE or the Company but includes the consolidated financial statements of USECC, Crested, Plateau Resources Limited, Inc. ("Plateau"), Sutter Gold Mining Inc. (“Sutter”), Yellow Stone Fuels Inc. (“YSFI”) and one other minor subsidiary. Historically, the Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the nine months and quarter ended September 30, 2006.

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

Exploration work was resumed on the uranium properties in 2005 and continues in 2006. New uranium properties have also been acquired. The Company re-acquired the Lucky Jack molybdenum property (“Lucky Jack”) near Crested Butte, Colorado during the nine months ended September 30, 2006. The Company’s interest in gold is being further developed at Sutter Creek, California through exploration and development drilling which is being paid for by funds raised in an offering of Sutter common stock.

Uranium - The price of uranium concentrates has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $60.00 per pound on October 30, 2006 (Ux Weekly).

Gold - The five year low for gold was $265 per ounce in July 2001. The market price for gold has risen since that time to a five year high of $719.88 per ounce on May 11, 2006. The price for gold on October 31, 2006 was $604.10 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $3.77 per pound in 2002. The five year high of molybdic oxide was $39.50 per pound on June 2, 2005. The price for molybdic oxide was $25.50 per pound on October 27, 2006. (Metal Prices.com).

Management’s strategy to generate a return on shareholder equity is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production.

The principal uncertainties in the successful implementation of our strategy are:

•
Whether the Company can negotiate terms with industry partners which will return a substantial profit to the Company for its retained interest and the project’s development costs to that point in time.

•
Whether a feasibility study will show volumes and grades of mineralization and manageable costs of mining, transportation and processing, which are sufficient to make a profit and to bring industry partners or other investors to the point of further investment.

To some extent, the economic feasibility of a particular property can be changed with modifications to the mining, transportation, milling and/or processing plans. However, the overall principal drivers to attainment of the business strategy are the quality and volume of the minerals in the ground, cost of production, and commodity prices.

Please see the risk factor disclosures in this Report for more information on the risks and uncertainties in the business.

Forward Looking Statements

This Report on Form 10-Q for the nine months ended September 30, 2006 and Form 10-K for the year ended December 31, 2005, includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, the Company is making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Mineral Claims - We follow the full cost method of accounting for mineral properties. Accordingly, all costs associated with acquisition and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value. Exploration costs are expensed as they are incurred.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proven reserves are amortized using the unit-of-production method using estimates of proven reserves. Investments in unproved properties and major construction and development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized.

Asset Retirement Obligations - The Company's policy is to accrue the liability for future reclamation costs of its mineral properties based on the current estimate of the future reclamation costs as determined by internal and external experts.

Revenue Recognition - Revenues are reported on a gross revenue basis and are recorded at the time services are provided or the commodity is sold. Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves, in which case the gain or loss is recognized in income. Abandonment of properties is accounted for as an adjustment of capitalized costs with no loss recognized.

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

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity. Based on the Company's intent to sell the securities, its equity securities are reported as a trading security. The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Recent Accounting Pronouncements

SFAS 123(R) In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for employee stock options, FAS No. 123 (Revised 2004), "Share-Based Payment" ("FAS123(R)"). FAS 123(R) replaces FAS No. 123, "Accounting for Stock-Based Compensation” (“FAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees”. FAS 123(R) requires companies to measure compensation costs for all share-based payments, including grants of employee stock options, based on the fair value of the awards on the grant date and to recognize such expense over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123 (R) is effective for all awards granted, modified, repurchased or cancelled after, and to unvested portions of previously issued and outstanding awards vesting after, interim or annual periods, beginning after June 15, 2005, which for us is first quarter of fiscal 2006. During the nine months ended September 30, 2006, the Company recognized $273,600 in employee compensation related to options which vested on July 1, 2006. All future issuances of options under the plan will be evaluated using the Black Scholes model and expensed over the term of the option.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

All discussions of Liquidity and Capital Resources and Results of Operations in this report include the consolidated financial statements of Crested, USECC, Plateau, Sutter and YSFI and an additional subsidiary, Four Nines Gold, Inc. which is inactive.

Liquidity and Capital Resources

The Company continues to maintain a strong cash position at September 30, 2006, of $20,290,400 which is an increase of $13,291,700 from the cash position at December 31, 2005. Investing activities generated $15,475,900, financing activities generated $3,946,900 and operating activities consumed $6,131,100.

As of September 30, 2006, the Company had sold all, 682,345 units, of the Enterra Energy Trust (“Enterra”) units that were converted from the Enterra Acquisitions Class D (“Acquisitions”) shares on June 6, 2006. The sale of these units resulted in the receipt of $8,304,300 in cash and a net loss of $961,900. The Company also sold all of its consolidated minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”) for $13.8 million, resulting in a net gain of $10,842,300.

Although the Company’s cash position increased during the nine months ended September 30, 2006; management intends to continue to seek industry partners or equity financing to fund mine exploration and development costs and also fund reclamation and general and administrative expenses.

On September 26, 2006, the Company signed a Settlement Agreement and Release with Phelps Dodge Corporation (“PD”) resulting in a $7,000,000 payment to PD as part of the final agreement. This settlement resulted in a cash savings of $538,300 from the $7,538,300 awarded to PD by the U.S. Federal District Court of Colorado on July 26, 2006. Funding for this settlement was derived from cash on hand which was provided by investing and financing activities during the quarter ended September 30, 2006.

Operations resulted in a net loss of $10,279,700 of which $7,670,600 consisted of non-cash transactions. The largest of these non cash transactions were: depreciation, $380,700; accretion of asset retirement obligations relating to the Company’s mining properties, $578,400; loss on the valuation of the Enterra Acquisition units of $3,845,800; loss on valuation of the imbedded derivative associated with the Enterra Acquisition units, $630,900; non-cash compensation relating to the 2001 stock award plan, expensing of employee options, accrual of executive retirement benefits and the accrual of the Employee Stock Ownership Plan, $1,481,200; the expense associated with the extension and revaluation of warrants of $509,300, and the payment for services by the issuance of common stock, $160,900. These non-cash increases in the net loss for the nine months ended September 30, 2006 were off set by a gain of $3,063,500 on the sale of assets and a gain on the sale of the equity interest in Pinnacle of $10,842,300. The sale of assets represents primarily the cash and stock receipts from Uranium Power Corp. (“UPC”) for its purchase of a 50% undivided interest in certain of our uranium properties.

During the nine months ended September 30, 2006, the Company received $8,304,300 from the sale of Enterra units; $13.8 million from the sale of the Pinnacle shares, $398,100 from the sale of the UPC shares and $93,500 from the sale of Dynasty shares. The Company also received $2,410,400 in proceeds from the sale of property and equipment. The cash proceeds from the sale of property and equipment relate primarily to the sale of miscellaneous equipment which was no longer needed and the cash received from UPC pursuant to its agreement. During the nine months ended September 30, 2005, the Company had no similar cash flows from the sale of marketable securities and property and equipment. During the nine months ended September 30, 2006, the Company purchased equipment to manage the Lucky Jack molybdenum property. The assets purchased consisted of a loader, vehicles and miscellaneous other smaller equipment. The net cash used in these purchases during the nine months ended September 30, 2006, was $599,800.

Cash flows from financing activities were primarily as a result of the issuance of the Company’s common stock as a result of the exercise of stock warrants and options, $915,900; the issuance of Sutter common stock in private placements, $3,173,700 and proceeds from long term debt of $184,300 for the financing of the purchase of equipment and the financing of liability insurance premiums. These sources of cash from financing activities were off set by payments made on long term debt in the amount of $327,000.

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

Although the Company has sufficient liquidity due to the sale of its Enterra units and Pinnacle shares to fund limited exploration, development and reclamation projects on its mineral properties as well as general and administrative costs and expenses, it may need to continue to attract equity investors or industry partners to fully develop its mineral properties. During the quarter ended June 30, 2006, the Company entered into a three year financing agreement with Cornell Capital Partners, L.P., (“Cornell”), to establish a $50 million equity line of credit (the “Standby Equity Distribution Agreement or SEDA”). However, due to the Company’s sale of the Enterra units and Pinnacle shares, management of the Company determined that this type of financing was no longer needed at this time. Effective October 31, 2006, the SEDA with Cornell was terminated.

Capital Resources

Uranium Power Corp.

On December 8, 2004, UPC signed a Purchase and Sales Agreement with USECC to purchase an undivided 50% interest in the Sheep Mountain properties. The agreement was amended on January 13, 2006.

UPC paid USECC $850,000 cash in calendar 2005, and issued 1,000,000 UPC shares to USECC (1/2 each to USE and Crested) in both 2004 and 2005. As a result of the January 13, 2006 amendment, UPC paid USECC an additional $2,100,000 cash and issued 1.5 million more shares (for a total of 2.5 million shares), against the purchase price. USECC has sold 1,000,000 of these shares as of September 30, 2006 which generated $398,100 in net cash. These funds are used to pay operating costs of USECC.

An additional $4.1 million cash and 1.5 million UPC shares are required to pay the full purchase price: $1.0 million cash is due on April 29, 2007 and $1.5 million cash is due on October 29, 2007 (provided UPC is required to pay 50% of all money it raises after January 13, 2006 until the two cash payments are made); and two additional payments each of $800,000 cash and 750,000 UPC shares (total $1,600,000 cash and 1,500,000 UPC shares) on June 29, 2007 and December 29, 2007, respectively.

The agreement with UPC calls for UPC to fund 50% of the expenses associated with maintaining the Sheep Mountain uranium properties in central Wyoming and five other uranium projects and performing exploration drilling on them. A budget of $2.3 million for the year ending December 31, 2006 has been approved, relating to exploration drilling, geological and engineering work, reclamation and other costs associated with the uranium properties. UPC has also agreed to fund the first $500,000 in expenditures for up to 20 projects up to a total of $10,000,000. The Company and UPC each will be responsible for 50% of costs on each jointly approved project in excess of $500,000. As of September 30, 2006, UPC has funded a total of $1,696,500. USECC and UPC will each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

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

sxr “Uranium One” Agreement

On July 10, 2006, the Company and Crested signed an Exclusivity Agreement with Uranium One which is headquartered in Toronto, Canada with offices in South Africa and Australia (TSE and JSE “SXR”). Upon signing the Exclusivity Agreement, the Term Sheet (signed by Uranium One and by USE and Crested on June 22, 2006) became effective. The Term Sheet sets forth the terms of a proposed sale of the majority of the USE and Crested’s uranium assets to Uranium One.

Under the terms of the Exclusivity Agreement, Uranium One paid to the Company $750,000 (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase the Company’s uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension). During this time, the parties will prepare definitive acquisition agreements. Subject to satisfactory results on Uranium One’s due diligence review and obtaining all required approvals associated with the sale and purchase of the assets, the definitive agreements would be signed and the sale closed as soon as possible.

In addition, the Company anticipates that it will continue exploratory and other work on some or all of the assets. The Exclusivity Agreement provides that when the assets acquisition is closed, Uranium One will reimburse the Company for those expenses which have been pre-approved by Uranium One.

Under the Term Sheet, Uranium One has the right to purchase the assets under the following terms:

•  $49,250,000 in Uranium One common stock at a set price at closing (the set price is the volume weighted average price of Uranium One stock for the 10 days prior to signing the Exclusivity Agreement, which was $7.45 US or $8.32 Cdn per share). This represents the $50 million portion, less the $750,000 cash paid for the Exclusivity Agreement.

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

The Company and Crested also hold a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest will not be included in the agreement to sell uranium assets to Uranium One. Uranium One has announced that it may acquire the Sweetwater mill and the Green Mountain properties from Rio Tinto, separate from the proposed transaction with the Company and Crested.

If the Uranium One transaction closes, the Company and Crested will own an equity interest in Uranium One. Capital and operating funds will not be required to maintain and modify the Shootaring Canyon Uranium Mill or any other uranium properties being sold to Uranium One.

Sutter Gold

During the second quarter of 2006, Sutter raised $3,173,700 of net proceeds from two private placements of its common stock. Proceeds from these private placements will fund a combined underground and surface diamond drill program and, if warranted, a feasibility study on its Sutter Gold Mine which is an advanced stage gold project in the historic Mother Lode district located about 50 miles southeast of Sacramento, California.

Line of Credit

The Company has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment. This line of credit is used for short term working capital needs associated with operations. At September 30, 2006, the entire amount of $500,000 under the line of credit was available to the Company.

Cash on Hand

As discussed above the Company has monetized certain of its assets which have provided cash which will continue to be used to fund general and administrative expenses, limited exploration, development and required remedial work on its mineral properties and the maintenance of those properties and associated facilities such as the water treatment plant at the Lucky Jack property until such time as an industry partner is secured to develop the properties or they are sold.

Capital Requirements

The direct capital requirements of the Company during 2006 remain its general and administrative costs, exploration and drilling costs, the holding costs of the Sheep Mountain uranium properties in Wyoming, required reclamation work on the Sheep Mountain properties, a uranium mill in Utah, other uranium properties in southern Utah, Colorado and Arizona, the operation of a water treatment plant at the Lucky Jack molybdenum property and the maintenance of real estate.

Maintaining Mineral Properties

Uranium Properties

The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually. In addition, UPC, as disclosed under Capital Resources, is responsible for the funding of the majority of the proposed exploration and drilling costs associated with the Company’s uranium properties during the year. Additionally, the Company’s uranium properties are subject to the potential acquisition agreement with Uranium One. In the event that the Uranium One agreement is successfully closed, Uranium One has agreed to reimburse the Company for any pre-approved costs associated with the properties.

Sutter Gold Mining Inc. (“Sutter”) Properties

Sutter initiated an 18,000 foot underground and surface drilling program during the second quarter 2006, to further delineate and define potential resources at the property. The 2006 drill program includes both underground and surface holes. As of September 30, 2006, 15 out of the 24 planned underground step-out and infill drill holes have been completed, which represents approximately 3,000 feet of the overall 18,000 foot surface and underground drill program. On September 14, 2006, Sutter announced that it intersected three new mineralized zones plus significant extensions to four shoots hosting previously reported mineral resources. The 9 to 12 hole surface drill program is to grid test an area containing what may be another significant mineralized zone in the K5 Vein, historically mined on Sutter's property at the South Spring Hill Mine.

The estimated cost of these projects is $897,500 during the balance of calendar 2006. Capital to fund these projects was obtained from private placements of Sutter’s common stock. See Capital Resources above.

Lucky Jack Molybdenum Property

The Company re-acquired the Lucky Jack molybdenum property, from PD on February 28, 2006. The property was returned to the Company by PD in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. PD became the successor owner of the property in 1999.

Conveyance of the property by PD to the Company also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1.5 million annually. In an effort to assure continued compliance, the Company has retained the technical expert and contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On September 26, 2006, the Company paid PD $7,000,000 as the final settlement of the July 26, 2006 Judgment of $7,538,300 awarded by the U.S. Federal District Court of Colorado to PD.

On October 6, 2006 the Company entered into an agreement with Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) to potentially pay these costs. See Subsequent Events below. Until such time as the Company is able to find an industry partner to participate in the Lucky Jack property it will be responsible for one half of the costs of holding the property which will be significant.

Debt Payments

Debt to non-related parties at September 30, 2006 was $1,249,900. This debt consists of debt related to the purchase of vehicles, a corporate aircraft and insurance policies. The total amount of debt as of September 30, 2006 that is classified as current, meaning to be paid during the next twelve months, was $207,500.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mineral properties and the Shootaring Mill in Utah at September 30, 2006 is $3,982,300. This liability is fully funded by cash investments that are recorded as long term restricted investments. It is currently anticipated that the reclamation of the Plateau uranium mill will not commence until 2033.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at September 30, 2006 is $2,462,000 and is covered by a reclamation bond which is secured by a pledge of certain real estate assets of the Company. It is anticipated that $233,200 of reclamation work on the Sheep Mountain properties will be performed during 2006.

In the event that the proposed transaction with Uranium One is successfully closed, the asset retirement obligations associated with Plateau’s Shootaring Canyon Mill and the Sheep Mountain uranium properties will be assumed by Uranium One. As a result of the assumption of those asset retirement obligations, the government agencies which hold various assets pledged against these obligations, would return those assets to the Company. Specifically the pledge of the Company’s corporate headquarters office building would be released and the building would be owned free and clear of any debt or obligation, and the $6.7 million cash bond pledged for the Shootaring Canyon Mill would be released to the Company. The release of these assets to the Company is dependent on the closing of the transaction with Uranium One.

The asset retirement obligation for Sutter at September 30, 2006 is $22,400 which is covered by a cash bond. It is not anticipated that any cash resources will be used for asset retirement obligations at Sutter during the year ending December 31, 2006.

As a result or the re-acquisition of the Lucky Jack molybdenum property during the six months ended June 30, 2006, the Company recorded an asset retirement obligation of $83,400 at June 30, 2006. An additional $13,900 in asset retirement obligation liability was acreeted during the third quarter of 2006 resulting in a total reclamation liability at the Lucky Jack project of $97,300 as of September 30, 2006. It is not anticipated that this reclamation work will occur in the near term.

Reclamation bonds totaling $43,800 have been posted with the State of Colorado and the Arizona State Office of the Bureau of land Management for two drilling projects included within the Uranium One agreement. All reclamation work required for the return of these bonds has been completed. Application for the return of these bonds will be made during the last quarter of 2006. A portion of the bonds will be withheld by the appropriate agency until plant growth reaches 70% of pre-disturbance levels.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, the board of directors from time to time has accepted the recommendation of the Compensation Committee to grant a bonus to employees and directors.

Results of Operations

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005

Operating revenues were reduced by $86,000 to $606,000 at September 30, 2006 from $692,000 at September 30, 2005. Components of this reduction of revenues were reductions in real estate operations of $80,100 and management fees of $5,900. Revenues from real estate operations decreased primarily as a result of the Company selling one of its office buildings which was no longer needed.

Mineral property holding costs increased by $1,027,400 during the nine months ended September 30, 2006 to $2,262,300 as compared to $1,234,900 during the nine months ended September 30, 2005. During the quarter ended September 30, 2006, mineral property holding costs increased $513,900 over those recorded during the same quarter of 2005. The increase is due to the increased geological and engineering activity on the Company’s mineral properties and the holding costs associated with the Lucky Jack molybdenum property and associated water treatment plant. The water treatment plant and other Lucky Jack property costs were approximately $125,000 per month.

General and Administrative expenses increased by $6,177,200 during the nine months ended September 30, 2006 over those recorded during the same nine months of the prior year. General and Administrative expenses for the quarter ended September 30, 2006 were $4,585,700 higher than those recognized during the quarter ended September 30, 2005. These increases in General and Administrative expenses for the nine months were as a result of (1) the payment of a $3 million bonus to all employees of the Company (see note 18 to financial statements); (2) the settlement of other litigation, $395,000; and (3) maintenance for the Company’s airplane $353,700; (4) an increase of general and administration costs at Sutter of $410,400 due to the drilling program and associated increased number of employees as well as non-cash expenditures of: (a) the expensing of employee options pursuant to SFAS 123(R) which vested on July 1, 2006, $273,600; (b) accrual of the executive retirement benefits adopted in October 2005, $540,400 and (c) increased professional services paid for through the issuance of common stock and the extension of warrants, $344,900.

During the nine months ended September 30, 2006, the Company recognized $3,063,500 from the sale of assets while during the nine months ended September 30, 2005 the Company recognized $1,229,400 from the sale of assets. This increase of $1,834,100 was primarily due cash and common stock payments from UPC along with the sale of a no longer needed office building, $126,500, and the sale of miscellaneous equipment.

During the nine months ended September 30, 2006, the Company recognized a non-cash loss of $630,900 from the valuation of the imbedded derivative associated with the Acquisitions Class D shares discussed above under Capital Resources. Further, the Company recorded a non-cash loss of $3,845,800 due to the depressed price of the Enterra units at the time that the Acquisitions Class D shares were exchanged for units of Enterra along with management’s decision to sell the Enterra units during the third quarter of 2006. During the nine months ended September 30, 2005, the Company recorded a non-cash gain from the valuation of the imbedded derivative of $4,194,300.

The Company recorded a net gain of $10,842,300 on the sale of its equity ownership in Pinnacle during the nine and three months ended September 30, 2006. The Company received $13.8 million in cash as a result of the sale. From that amount, the Company deducted $2.0 million due to Enterra and its cost basis in Pinnacle of $957,700 for the net gain of $10,842,300. No similar gain was recorded during the nine and three months ended September 30, 2005.

Interest revenues increased by $177,000 during the nine months ended September 30, 2006 and by $117,400 during the quarter ended September 30, 2006 over those amounts of interest revenues recorded during the same periods of 2005. The reason for the increase in interest revenues is larger sums of cash being invested for longer periods of time during 2006. Interest expense decreased during the nine months ended September 30, 2006 by $4,001,500 from the amount of interest expense recorded during the same period in 2005. The reason for the decrease in interest expense is that there were no major financing activities with prepaid interest and attached warrants during the nine months ended September 30, 2006 while there were such financings during the nine months ended September 30, 2005. Dividend income increased during the nine and three months ended September 30, 2006 over those recognized during the same period of the previous year due to dividends being paid on the units of Enterra that the Company owned prior to them being sold.

During the nine and three months ended September 30, 2006, the Company recognized losses of $10,279,700 or $0.56 per share and $2,933,700 or $0.16 per share, respectively as compared to gains of $13,344,500 or $0.85 per share and $1,040,500 or $0.06 per share, respectively for the periods ended September 30, 2005. Operations for the nine months ended September 30, 2005 resulted in gains as a result of the sale of RMG. No similar sales occurred during the nine months ended September 30, 2006. The payment of the $7.0 million settlement to PD was the single largest contributor of the loss incurred during the nine months ended September 30, 2006. This settlement was a one time charge to earnings.

Although operations resulted in losses during the nine and three months ended September 30, 2006; the Company recorded a net increase of cash during the nine months ended September 30, 2006 of $13,291,700 or $0.73 per share. This increase in cash is net of the $7.0 million payment to PD and is a result of the sale of the Enterra units and the equity ownership of Pinnacle. During the nine months ended September 30, 2005, the Company recorded earnings as discussed above but only recorded an increase of $4,237,400 in cash or $0.27 per share.

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

Contractual Obligations

The Company has two divisions of contractual obligations as of September 30, 2006: debt to third parties of $1,249,900, and asset retirement obligations of $6,564,000 which will be paid over a period more than five years. The following table shows the schedule of the payments on the debt, and the expenditures for budgeted asset retirement obligations.

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,249,900	$207,500	$978,000	$64,400	-

Other long-term liabilities	6,564,000	233,200	430,600	2,099,800	3,800,400
Totals	$7,813,900	$440,700	$1,408,600	$2,164,200	$3,800,400

Subsequent Events

Lucky Jack Molybdenum Property - Kobex Resources, Ltd.

On October 6, 2006, the Company and Crested, and U.S. Moly Corp. (“U.S. Moly,”) (a Wyoming corporation, which has been organized by the Company and Crested but is not yet active), on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX the opportunity to acquire an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company and Crested. The claims, located near Crested Butte, Colorado and referred to as the “Lucky Jack Property” contain significant deposits of molybdenum. For further information on the Property, see the Form 10-K for year ended December 31, 2005 (Part I, Item 1 and 2, Business and Properties).

The total cost to KBX, over an estimated period of five years, to exercise the full option will be $50 million in option payments, property expenditures (including the costs to prepare a bankable feasibility study on the Property), plus a cash differential payment if this total is less than $50 million (see below).

KBX paid the Company and Crested $25,000 each, for which KBX has 60 days to conduct a due diligence review of the Property, to the exclusion of all other parties. This payment is not refundable and will not be credited against future payments and expenditures by KBX in accordance with the Letter Agreement.

At the end of the due diligence period (the “Effective Date”), during which the parties have agreed to use their best efforts to negotiate a formal agreement, KBX may elect (i) not to proceed; or (ii) to proceed with the transaction and sign a formal agreement with U.S. Moly. If KBX elects to proceed and the parties are unable to negotiate and execute a formal agreement, they nonetheless shall continue to be bound by the terms of the Letter Agreement and Form 5A (“Exploration, Development and Mine Operating Agreement”) of the Rocky Mountain Mineral Foundation.

At or before the date the parties sign a formal agreement, the Company and Crested will have assigned all of their right, title and interest in the Property (except for royalty interests in the Property) to U.S. Moly. Subject to KBX electing to proceed with the transaction, then, upon the first to occur of signing a formal agreement, or January 4, 2007 (90 days after execution of the Letter Agreement), U.S. Moly, or the Company and Crested (as the case may be) will deliver executed transfer forms to an independent escrow agent, for the agent’s subsequent delivery to KBX of a 15% undivided interest, and a further 35% undivided interest, in the Property, when KBX has exercised each of the stages of the Option (see below). If U.S. Moly requests KBX to take the 65% Election (see below), U.S. Moly will deliver to escrow a further transfer form for an additional 15% of the Property, for delivery to KBX when it earns the additional interest. The Company and Crested each would own an equal percentage of U.S. Moly. Because the Company and Crested officers and employees already own 10% of the common stock of U.S. Moly, the Company and Crested will each own 45% of the common stock of U.S. Moly.

Terms and Conditions of the Option. If, at the end of the due diligence period, KBX elects to proceed with the transaction, then KBX shall have an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to U.S. Moly, and also paying for permitting, engineering, exploration, operating (including water treatment plants expenses) and all other Property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to U.S. Moly. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to U.S. Moly (see below).

Date or	Option
Anniversary*	Payment	Expenditures

10 business days
after Effective Date**	$1,450,000	-0-

By first anniversary	$500,000	$3,500,000

By second anniversary	$500,000	$5,000,000

By third anniversary	$500,000	$5,000,000

By fourth anniversary	$500,000	$2,500,000

By fifth anniversary	$500,000	***
	$3,950,000	$16,000,000

*	Anniversary of Effective Date.

**	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval.

***
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay U.S. Moly the difference in cash. If the total is more than $50 million before the BFS is completed, U.S. Moly and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $1.45 million (both of which must be paid by KBX if it elects to proceed with the transaction), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates (with a 90 day grace period), the Letter Agreement (or the formal agreement, if there is one) will be terminated and all rights and interests will revert to U.S. Moly.

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining Option Payments, and all of the Expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (50% total). However, if when the BFS is delivered, the total of all Option Payments, Expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying U.S. Moly (in cash) the difference between the actual Option payments and Expenditures paid, and $50 million.

The Company and Crested each hold a 3% gross overriding royalty interest in the Property, and this will be reserved for their separate benefit (in addition to their being shareholders of U.S. Moly) when the Property is transferred to U.S. Moly. When KBX earns a 15% interest in the Property, the royalty will be reduced to 2.55% each; when KBX earns a 50% interest, the royalty will be reduced to 1.5% each.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with U.S. Moly for the Property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer U.S. Moly a one time only election (30 days to exercise) to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the Property for a total of 65% interest in the Property (the “65% Election”), whereby U.S. Moly would revert to a 35% interest (this change in ownership will require KBX to have arranged all future Property financing on optimal terms); or (iii) have KBX acquire all of the outstanding securities of U.S. Moly for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the U.S. Moly securities).

Management of the Property. Until KBX earns its 50% interest, KBX will manage all programs on the Property, but a Technical Committee (with two representatives from each of KBX and U.S. Moly) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. A management committee will also be formed to operate the venture; each of KBX and U.S. Moly will have two representatives, and the technical committee will report to the management committee. If voting is equal and there is a tie vote, KBX will have the right to cast the deciding vote.

Termination. If KBX elects to move forward with the transaction after the due diligence period, KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying U.S. Moly the initial $1.45 Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures. Further, if and to the extent the initial minimum $3.5 million in Expenditures has not been met, termination by KBX will be subject to its paying (in cash) to U.S. Moly the difference between $3.5 million and the total Expenditures actually made by the date of termination.

Broker or Finder’s Fee. If KBX pays a broker or finder’s fee in connection with the transaction, the Company and Crested will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or common stock of the Company (at the Company’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

Cancellation of SEDA with Cornell Capital

As of October 31, 2006, the Company and Cornell Capital Partners, LP (“Cornell”) terminated the May 5, 2006 Standby Equity Distribution Agreement (the “SEDA”) with Cornell, under which Cornell had committed to provide up to $50 million of equity financing over 36 months. All other agreements related to the SEDA also were terminated. For further information, please see the Form 8-K filed on May 9, 2006.

Cornell will retain the 68,531 restricted shares of the Company’s common stock and the three year warrant to purchase 100,000 shares of restricted common stock of the Company (at $7.15 per share), and Newbridge Securities Corporation will retain the 1,399 restricted shares of the Company’s common stock, all of which securities were issued by the Company to Cornell (and to Newbridge) for commitment fees and due diligence fees.

The Company will file a registration statement to register the public resale by Cornell of the 68,531 shares and the 100,000 shares underlying the warrant, and the public resale by Newbridge of its 1,399 shares.

Special Committee of the Company Directors

On October 13, 2006, the Company notified the board of directors of Crested that the Company has established a Special Committee to evaluate whether, and if so how, the Company might offer to acquire the common stock of Crested (29%) not owned by the Company (which now owns 71% of Crested). The Special Committee is comprised of H. Russell Fraser and Michael Anderson, current independent directors.

If the Company’s board of directors, acting on the recommendation of the Company Special Committee, should make an offer from the Company to acquire the minority shares of Crested, the Crested Special Committee will determine if the offer, and its terms (when and if the Company makes an offer) would be fair to the Crested minority shareholders.

The Special Committee is evaluating what price, and other terms, may be appropriate for the Company to offer. Crested has established a Special Committee, which will determine if an offer, and the terms of an offer, by the Company (when and if made) would be fair to the Crested minority shareholders.

The Company’s Special Committee has retained Navigant Capital Advisors, LLC as its financial advisor to provide an opinion on the fairness, to the Company, of such offer as the Company may make to Crested.

The Company has not and may not in the future make an offer to Crested, and if it does make an offer, Crested may not accept such an offer. In any event, no prediction is made whether or not an offer will be made by the Company to acquire the Crested minority shares, or if made, whether that offer would be recommended by the Crested board of directors to the minority shareholders for approval.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.

The Company has a history of operating losses, and working capital needs have primarily come from the receipt of funds from liquidating investments and selling equity. These sources of capital may not be sufficient to develop the Company’s mineral properties, none of which have proven reserves.

The Company and Crested may seek additional financing sources or industry partners for the gold, uranium and molybdenum properties, but have not entered into agreements. The development of some or all of the properties likely could be delayed to the extent and for so long as the Company and Crested are unsuccessful in obtaining additional financing, either in direct capital or through arrangements with industry partners. As for the molybdenum property, it is uncertain as to whether the Kobex transaction will close and whether Kobex will be able to meet all of the requirements set out in the Letter Agreement.

Uncertainties in the value of the mineral properties. While the Company and Crested believe that their mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact.

•
In the event that Uranium One does not purchase our uranium assets, the Company and Crested will have to continue to pursue an equity or industry partner to assist in the development of the properties. Profitability of the uranium properties will depend on several factors which include continued sustained higher prices for uranium oxide, cost controls at the Shootaring Canyon Mill and the surrounding uranium properties including mining, transportation and milling of ores and successful financing and commencing refurbishment of the mill. Additional mineral properties in the vicinity of the Shootaring Canyon Mill or ore from contract miners in the area may need to be acquired to feed the mill.

•
The profitable mining and processing of gold by Sutter will depend on many factors, including compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material, with sufficient grades, to make mining and processing economic over time; continued sustained high prices for gold; and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

•
The Lucky Jack molybdenum property has had extensive work conducted by prior owners, but this data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be very difficult, and, like any mining operation, capital requirements for a molybdenum mine/mill operation will be substantial. There is a history of opposition by local government entities and environmental organizations to the prior owners seeking permits to mine this property. This opposition has been expressed in litigation from time to time. Continued legal challenges may delay putting the Lucky Jack property into production.

•
The Company and Crested have not yet obtained feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling, the design and costs to build and operate mills, the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proven reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually must be completed in order to raise the substantial capital needed to put a property into production. The Company and Crested have not established any reserves (economic deposits of mineralized materials) on any of our molybdenum, uranium or gold properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly: The Company’s business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project cannot withstand the cost of complying with changed regulations, the Company and Crested might decide not to move forward with the project.

The Company must comply with numerous environmental regulations on a continuous basis: the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Mill near Ticaboo, Utah).

The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states where the Company and Crested have properties, impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

Possible Dilution to Shareholders: Because the Company does not have enough capital to put its properties into production, shareholders may be diluted in their ownership if the Company raises capital through the sale of equity. Direct dilution would occur if the Company sells preferred stock, common stock, or debt, convertible into common stock, with conversion and other terms which large institutions can negotiate for substantial capital financings which result in more favorable terms than buying stock in the market. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted.

ITEM 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based upon that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the nine months covered by this Report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material proceedings pending at September 30, 2006, and developments in those proceedings from that date to the date this Report was filed, are summarized below. The legal status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Phelps Dodge Corporation Litigation

On July 25, 2006, the United States District Court for the District of Colorado entered an order granting a motion for attorney fees and costs in favor of Phelps Dodge Corporation and Mt. Emmons Mining Company (collectively “PD”). A hearing on the motion was held on July 20, 2006. The motion was made in the case of Phelps Dodge Corporation and Mt. Emmons Mining Company v. U.S. Energy Corp. and Crested Corp. (Civil Cases No. 02-cv-00796-LTB-PAC), subsequent to the plaintiffs, PD, prevailing in a declaratory judgment action against the Company and Crested regarding the parties’ rights related to molybdenum properties located near Crested Butte, Colorado (the “Lucky Jack” molybdenum property). The court had entered an order in the declaratory judgment action on February 4, 2005. As a result of that earlier order, the Company and Crested have taken title to the subject mineral properties with an existing water treatment plant located thereon.

The court ordered that the Company and Crested pay PD for (i) attorney fees and costs of $3,223,000; plus (ii) operations expenses of $4,315,300 for the Lucky Jack molybdenum property (including costs for PD to operate the water treatment plant for the period from July 2002 through August 2005). The total amount of the award was $7,538,300 with 5 ½% interest on the outstanding judgment amount.

On September 26, 2006, the Company and Crested signed an agreement with PD to settle the case. Under the terms of the settlement agreement, the Company and Crested paid PD $7,000,000 and PD agreed to deliver to the Company and Crested all information, studies and records associated with the Mount Emmons molybdenum property. The parties also agreed to dismiss with prejudice all appeals and cross-appeals. Upon delivery of the information by PD, all disputes between the parties related to the lawsuit will have been settled.

Mt. Emmons Patents Litigation

On July 21, 2006, a panel of the United States Tenth Circuit Court of Appeals (the “10th CCA”) affirmed the January 12, 2005 United States District Court for the District of Colorado dismissal of challenges to the issuance of nine mining patents (by the United States Bureau of Land Management) on certain of the properties comprising the Mt. Emmons properties, to Phelps Dodge Corporation and Mt. Emmons Mining Company. The case is High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company (the 10th CCA case number is D.C. No. 04-MK-749PAC).

The subject patents (and adjacent properties) were transferred to the Company and Crested by PD on February 28, 2006. On September 5, 2006, the High Country Citizens’ Alliance, Town of Crested Butte, Colorado, and the Board of County Commissioners of the County of Gunnison, Colorado (“Appellants”) filed a Petition for Rehearing En Banc before the 10th CCA. On September 8, 2006 the Company and Crested filed a Motion to Substitute Parties (for PD) and Motion for leave to File Response to Appellants’ Petition for Rehearing En Banc. On September 22, 2006, the Company and Crested filed a Response to Appellants’ Petition for Rehearing Enbanc. On October 27, 2006, the 10th CCA denied Appellants’ Petition for Rehearing Enbanc.

For further information on the Lucky Jack molybdenum property and the background of this litigation, please see the Form 10-Ks for the year ended December 31, 2005 filed by the Company and Crested.

Plateau Resources Ltd. Christian Murer vs. Plateau Resources Limited, Inc.

On May 11, 2006, Christian F. Murer (“Murer”) filed a lawsuit against Plateau Resources Limited, Inc. (“Plateau”) in the United States District Court, District of Utah, Central Division (Case Number 2:06cv00393 BSJ) claiming that: 1) Plateau was required to deliver certain geological and engineering data for some unpatented mining claims located in Utah pursuant to an April 8, 1977 agreement between Murer and Century 21 Mining, Inc. and 2) that Murer will be economically damaged by the differential in royalty payments he would otherwise receive under an agreement with IUC Exploration LLC on August 31, 2005. Murer is seeking specific performance and damages. Plateau has retained Parr Waddoups Brown Gee & Loveless of Salt Lake City, Utah to represent Plateau in the case. An answer to the complaint was filed on June 8, 2006 and management of Plateau does not believe that it is obligated to provide the geological and engineering data to Murer or that it owes Mr. Murer damages.

On August 21, 2006, Plateau filed a Motion for Judgment on the Pleadings. A hearing on the motion was held on October 31, 2006, and the court denied Plateau’s motion. Discovery and settlement discussions will proceed.

Enterra Energy Trust Indemnification on Rocky Mountain Gas, Inc.

Enterra Energy Trust (“Enterra”) contacted the Company and Crested concerning two indemnification matters related to the sale of Rocky Mountain Gas, Inc. (“RMG”) to Enterra.

The first matter was a lawsuit against RMG and Pinnacle Gas Resources, Inc. (“Pinnacle”) by Angler, who claimed that RMG and Pinnacle violated the coalbed methane lease by non-development. USE and Crested were required to indemnify Enterra because this activity occurred prior to the sale of RMG to Enterra. RMG and Pinnacle have settled the case for $40,000; $15,000 to be paid by RMG and $25,000 to be paid by Pinnacle. USE and Crested will reimburse Enterra for the $15,000 settlement amount and 50% of the legal costs incurred by RMG, estimated to be an additional $15,000 each.

In the second matter on September 22, 2006, the Campbell County (Wyoming) Treasurer filed a complaint (Civil No. 27492) seeking payment of $73,400 of delinquent ad valorem taxes (including $16,600 in interest (18% per annum through September 21, 2006, and continuing until the taxes are paid) on the original alleged tax deficiency of $56,800).

The taxes are owed on gas produced in 2003 from coalbed methane wells in the county. The wells were owned by Hi-Pro Production, LLC (“Hi-Pro”). As of November 1, 2003, Hi-Pro sold the subject properties, including the wells, of Rocky Mountain Gas, Inc. (“RMG,” a subsidiary of the Company and Crested., which was sold to Enterra Energy Trust on June 1, 2005).

The defendants in the litigation are RMG, Hi-Pro, and persons who owned Hi-Pro (the “Hi-Pro defendants”), including Steven Youngbauer, who also was president of Hi-Pro. Mr. Youngbauer has been employed by the Company and Crested as Associate General Counsel since late 2003. Pursuant to the contract by which the Company and Crested sold RMG to Enterra, the Company and Crested are responsible for payment of delinquent taxes, including ad valorem taxes, on RMG’s production before RMG was sold to Enterra.

RMG, when it was still owned by the Company and Crested, agreed with Hi-Pro that it would pay, and RMG did pay, its share of the ad valorem taxes ($56,800, being 100% of the taxes due for November and December 2003, the only months when the properties were owned by RMG). The Company and Crested allege that RMG sent a check to Hi-Pro for its share, but the county incorrectly applied the amount to Hi-Pro’s taxes for the period January to October 2003.

Accordingly, the Company and Crested have filed (i) an answer on behalf of RMG denying liability for payment of any of the amount sought by the Campbell County Treasurer; and (ii) a counterclaim asking the court to strike RMG as a party responsible for the delinquent taxes and interest.

The Hi-Pro defendants have filed an answer stating that Hi-Pro has been dissolved, that its former owners are not responsible for the taxes or interest, and that only RMG is responsible for payment of the taxes and interest.

Daniel P. Svilar, General Counsel and Scot Anderson of Davis, Graham & Stubbs, LLP of Denver, CO are handling this case for the Company and Crested. All defendants have answered plaintiffs’ complaint by October 31, 2006. Mr. Steven R. Youngbauer, Associate General Counsel has excused himself from management of this case because he has a conflict of interest, being the previous President of Hi-Pro.

Discovery proceedings have not commenced. An adverse outcome in this litigation will not have an adverse impact on the Company. Management of the Company believes that they will prevail.

ITEM 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company issued a total of 566,493 shares of its common stock. These shares were issued pursuant to the exercise of warrants, 221,400 shares; employee options, 185,129 shares; the 2001 stock compensation plan, 45,000 shares; shares issued to outside directors for services rendered, 3,140 and the issuance of shares for professional services rendered, 111,824 shares. The Company also released 145,200 shares which had previously been forfeitable to the Estate of John L. Larsen, who passed away during the quarter ended September 30, 2006.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matter to a Vote of Shareholders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	10.1	Exclusivity Agreement with sxr “Uranium One” Inc.
	10.2	Settlement Agreement with Phelps Dodge Corp.
	10.3	Stock Purchase Agreement with DLJ MB Partners III, Inc.

(b)	Reports on Form 8-K. The Company filed 4 reports on Form 8-K for the quarter ended September 30, 2006. The events reported were as follows:

	1.	The report filed on July 13, 2006, under Item 8.01 referenced the signing of an Exclusivity Agreement with sxr “Uranium One” Inc.

2.
The report filed on July 28, 2006, under Item 8.01 referenced the U.S. District Court’s Order for Payment of Attorney Fees and Costs related to litigation with Phelps Dodge Corporation and U.S. Tenth Circuit Court of Appeals Affirmation of Court dismissal of Challenges to Mt. Emmons Patents.

	3.	The report filed on September 6, 2006, under Item 8.01 referenced the signing of an amendment to the May 5, 2006 registration rights agreement with Cornell Capital Partners, PL.

4.
The report filed on September 22, 2006, under Item 1.01 referenced signing of a stock purchase agreement with DLJ Merchant Banking III, Inc., Item 2.01 referenced sale of Pinnacle Gas Resources Gas, Inc. shares under the stock purchase agreement and Item 8.01 referenced entering into a settlement agreement and the payment of $7.0 million to Phelps Dodge Corporation to resolve outstanding litigation and the sale of 100% of the Enterra Energy Trust units by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: November 14, 2006	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: November 14, 2006	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer