Form 10-K
period 2006-12-31
US ENERGY CORP
filed 2007-04-02
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
X	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 2006

⁬	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) $ 72,418,828.

Class	Outstanding at March 30, 2007
Common stock, $.01 par value	20,056,411 Shares

Documents incorporated by reference: Portions of the documents listed below have been incorporated by reference into the indicated parts of this report

Proxy Statement for the Meeting of Shareholders to be held in June 2007, into PART III of the filing.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ⁬.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about U.S Energy Corp.’s (“USE” or the “Company”) possible exploration, development and operation of our molybdenum and uranium properties; the disclosures about Sutter Gold Mining Inc. (“SGMI”), formerly Globemin Resources Inc., and plans for its gold properties in California and Mexico; disclosures about the possible closing of the Asset Purchase Agreement with sxr Uranium One Inc.; disclosure about the possible closing of the Plan and Agreement of Merger for USE to acquire the common stock of Crested Corp. not already owned; and future business plans. Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

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

The forward-looking statements should be considered in the context of all the information in this Annual Report, including the statements in ITEM 1A, RISK FACTORS below.

DISCLOSURE REGARDING MINERAL RESOURCES UNDER SEC AND
CANADIAN REGULATIONS

USE is a joint venture partner with Uranium Power Corp. (“UPC”), is a major shareholder of SGMI, and has entered into agreements with Kobex Resources Ltd. (“KBX”) and sxr Uranium One Inc. (“Uranium One”). The common stock of these Canadian corporations, are traded on the TSX-V (and for Uranium One, on the TSE) and are subject to the reporting requirements of Canadian securities regulatory authorities. Harold F. Herron, Senior Vice President and Director of USE and Co-Chairman, Director and President of Crested Corp., serves on the board of directors of SGMI and is also SGMI’s Chairman, President and CEO.

From time to time, UPC, SGMI, Uranium One, and KBX make public disclosures in compliance with National Instrument (“NI”) 43-101, “Standards of Disclosure for Mineral Properties.” NI 43-101 establishes procedures and standards for determining the existence of, and the reporting of, Mineral Resources and Mineral Reserves. Mineral Resources are classified in ascending categories of geological confidence, as Inferred, Indicated, and Measured. Each definition relates to a resource that is determined to be of “such a grade or quality that it has reasonable prospects for economic extraction.” Mineral Reserves are classified as Proven or Probable.

The U.S. Securities and Exchange Commission (“SEC”) allows public disclosure of the extent and grade of mineral deposits, and, under SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, of Proven (Measured) Reserves and Probable (Indicated) Reserves. In contrast to NI 43-101, the SEC does not allow public disclosure of Inferred, Indicated, or Measured Resources. In addition, there are some significant differences in the standards allowed, and the procedures required to be followed by the SEC for public disclosure of the SEC’s Proven (Measured) Reserves and Probable (Indicated) Reserves, as compared to NI 43-101 for Proven and Probable Mineral Reserves.

United States residents, who obtain information about our molybdenum property, our uranium properties and about SGMI’s gold properties, which are reported upon by KBX, UPC and SGMI to the TSX-V in accordance with NI 43-101, are cautioned that such information may be materially different from what would be permitted under SEC rules for United States companies. Information obtained about Uranium One which it reports to the TSE (concerning our uranium properties which are under contract to be sold to Uranium One), also may be materially different.

PART I
ITEM 1. BUSINESS

GENERAL

U.S. Energy Corp. (“USE”) is a Wyoming corporation (formed in 1966) in the business of acquiring, exploring, developing and/or selling or leasing mineral and other properties. USE and Crested Corp. ("Crested") originally were independent companies with two common affiliates, John L. Larsen and Max T. Evans, both of whom have passed away. In 1980, USE and Crested formed a joint venture ("USECC") to do business together (unless one or the other elected not to pursue an individual project). From time to time, USE has funded many of Crested's obligations because Crested did not have the funds to pay its share of the obligations. Crested has paid a portion of this debt by issuing common stock to USE. At December 31, 2006, Crested owed $13,277,200 to USE, and was owned 70.9% by USE.

In this Annual Report, "we," or the "Company" refer to USE, including Crested and other subsidiaries unless otherwise specifically noted. The Company’s fiscal year ends December 31.

Historically, our business strategy has been and will continue to be acquiring undeveloped and/or developed mineral properties at low acquisition costs then operating, selling, leasing or joint venturing the properties, or selling the companies we set up to other companies in the mineral sector at a profit. We also intend to acquire and develop real estate for multi-unit housing, initially with a focus on meeting the housing demand resulting from expansion of the energy sector in Wyoming.

Typically, projects initially are acquired, financed and operated by the Company in their joint venture, USECC. From time to time, some of the projects are then transferred to separate companies organized for that purpose, with the objective of raising capital from an outside source for further development and/or joint venturing with other companies. An example of this strategy is Sutter Gold Mining Inc. (“SGMI”) for gold. Additional subsidiaries have been organized by the Company and include U.S. Moly Corp. (“USMC”) for molybdenum and InterWest, Inc. for real estate. Initial ownership of these subsidiaries would be by the Company, with additional stock (plus options) held by their officers, directors and employees.

From 2002 through mid-2005, the Company’s primary focus was in the coalbed methane gas business conducted through Rocky Mountain Gas, Inc. (“RMG”). RMG was sold to Enterra Energy Trust (“Enterra”) on June 1, 2005, and the Company’s shares in Pinnacle Gas Resources, Inc. were sold in 2006. During recent years, commodity prices for the minerals in our other properties have increased significantly, creating valuable opportunities for the Company.

Management’s strategy is to generate a return on investment by demonstrating prospective value in the mineral properties sufficient to support substantial investments by investment groups, financial institutions and/or industry partners, and then bring long term development expertise to move the properties into production. The principal drivers to achieve the business strategy are the quantity and quality of the minerals in the ground, development and mining costs and international commodity prices. In the alternative, we might sell one or more of our properties or subsidiaries which hold the properties as we did with RMG in 2005; and the proposed sale of the uranium properties to Uranium One in 2007.

To demonstrate prospective value and raise the necessary capital for development of the mineral projects, management may consider having feasibility studies conducted on the some of our mineral properties. However, it is possible that we may be able to raise capital for or bring an industry partner into a property without having a feasibility study prepared.

The principal executive offices of the Company are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271. SGMI has an office in Sutter Creek, California and Vancouver, B.C., Canada. USMC has an office in Gunnison, Colorado.

The Company files annual reports, quarterly reports and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-3300 for information on the Public Reference Room. The SEC maintains a Web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including USE) file electronically with the SEC. The SEC’s Web site is http://www.sec.gov.

The Company’s Web site is http://www.usnrg.com. The Company makes available free of charge through its internet site, via a link to the SEC’s Web site at http://www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements; and Forms 3, 4 and 5 for stock ownership by directors and executive officers.

SUMMARY INFORMATION ABOUT THE SUBSIDIARIES

Most operations are conducted through the Company’s subsidiaries or the USECC Joint Venture between USE and Crested. The table below presents the Company’s consolidated ownership which includes the ownership percentages of Crested, Plateau and Sutter.

	Percent	Primary
Subsidiary	Owned by USE	Business Conducted
Plateau Resources Limited, Inc.	100%	Uranium (Utah) - standby mill - shut down, application filed to reopen and operate, unpatented mining claims, exploration activities
Crested Corp.	70.9%	Uranium and molybdenum (limited reactivation in uranium and molybdenum planned for 2007), and gold (through Sutter Gold Mining Inc., being reactivated on a limited basis).
Sutter Gold Mining Inc.	49.6%	Gold (California) - being reactivated on a limited basis (permitting and exploration)
USECC Joint Venture	100.0%
Uranium and molybdenum (inactive with limited reactivation in uranium and molybdenum planned for 2007), and gold (through Sutter Gold Mining Inc., being reactivated on a limited basis). Limited real estate.

U.S. Moly Corp.	90%	Molybdenum (Colorado) - limited reactivation ( operation of water treatment plant, permitting)
InterWest, Inc.	90%	Real Estate - inactive, working on properties prospective for development

The table does not show ownership of subsidiaries which have been formed but not yet active.

Potential Merger of Crested with USE

On January 23, 2007, U.S. Energy Corp. (“USE”) and its majority owned (approximately 71% owned by USE) subsidiary Crested Corp. (“Crested”) signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29% not owned by USE), and the subsequent merger of Crested into USE pursuant to Wyoming and Colorado law (USE and Crested are Wyoming and Colorado corporations, respectively). The merger agreement was approved by all directors of both companies. The exchange ratio of 1 USE share for each 2 Crested shares (not owned by USE) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies, on December 20, 2006. See the Forms 8-K filed October 13 and December 26, 2006. The exchange ratio represents an approximate 12% premium to the relative stock prices between the two companies for the 30 days ended December 18, 2006.

Pursuant to the merger agreement, USE will issue a total of approximately 2,802,481 shares of common stock to the minority holders of Crested common stock, including the shares equal to the equity value of options to buy Crested common stock underlying 1,700,000 options (exercise price of $1.71 per share) issued to employees, officers and directors of USE (Crested has no employees itself), pursuant to the Crested incentive stock option plan (the “ISOP”) adopted by Crested and approved by its shareholders in 2004. The ISOP will be amended to allow for exercise of options by cashless exercise, and if the merger is to be consummated, immediately prior to that date, the Crested options will be so exercised, and the holders of the resulting Crested stock will be entitled to participate in the merger on the same exchange ratio basis as the current Crested minority shareholders.

USE and its officers and directors have signed an agreement to vote their Crested shares in line with the vote of the holders of a majority of the Crested minority shares. The affirmative vote of the holders of a majority of the Crested outstanding shares is required to consummate the merger. USE will not seek USE shareholder approval of the merger.

USE may decline to consummate the merger, even after approval by the holders of a majority of the minority Crested shares, if the holders of more than 200,000 Crested shares perfect their rights to dissent from the merger under Colorado law. In addition, USE or Crested may decline to consummate the merger if the ratio of the closing stock price of either company is 20% greater or less than the exchange ratio for two or more consecutive trading days, even if the merger has been approved by the holders of a majority of the minority Crested shares.

Consummation of the merger also is subject to (i) USE delivering to the Crested minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by USE) for a special meeting of the Crested shareholders to vote on the merger agreement; and (ii) satisfaction of customary representations and warranties in the merger agreement.

Navigant Capital Advisors, LLC is acting as financial advisor to the USE special committee, and Neidiger Tucker Bruner Inc. is acting as financial advisor to the Crested special committee. These firms have delivered opinions to USE and Crested, to the effects that the exchange ratio is fair to the USE shareholders and to the Crested minority shareholders, respectively.

The merger and voting agreements are filed as exhibits to this Report.

Industry Segments/Principal Products

The Company had no operating segments during the twelve months ended December 31, 2006. The Company however did continue to maintain mineral and commercial assets on either a stand by or leased out basis. Minimal revenues were generated from these operations.

Minerals: The Company is primarily involved in the acquisition of mineral properties, the exploration and development of those properties, and from time to time the sale and lease of mineral-bearing properties and production and/or marketing of minerals. The Company currently owns an undeveloped molybdenum property, a non-operating uranium mill and a number of undeveloped uranium properties, and an interest in a gold property through its subsidiary, SGMI. All of the mineral properties now are in various stages of reactivation.

Commercial: The motel in Utah was sold in 2003, but reacquired from the buyer through foreclosure in 2006. Real estate rental and various contract services continue, including management services for subsidiary companies. During the year ended December 31, 2006 this property was managed by a third party.

In 2006, the Company and Crested started up activities in real estate development through their newly formed company, InterWest, Inc. No revenues were recognized from these activities during the twelve months ended December 31, 2006

Minerals - Molybdenum (Inactive and Permitting)

On February 28, 2006, the Company re-acquired the Lucky Jack molybdenum property, (formerly the Mount Emmons molybdenum property), located near Crested Butte, Colorado. The property was returned to the Company by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. (“Amax”). The Lucky Jack property includes 25 patented mining claims and approximately 520 unpatented mining claims, which together approximate 5,400 acres. For further information on the Lucky Jack property see PART I, ITEM 2, PROPERTY / Molybdenum of this Annual Report.

In light of increased molybdic oxide prices, the Company has decided to pursue permitting and development of the Lucky Jack property. Development of the property for mining will require extensive capital and long term planning and permitting activities. Capital through equity financing and/or a joint venture or other arrangement will need to be obtained.

•  Markets

Molybdic oxide is an alloy used primarily in specialty steel products for enhanced corrosion resistance, metal strengthening and heat resistance. Molybdenum chemicals are used in a number of diverse applications such as lubricants, additives for water treatment, feedstock for the production of pure molybdenum metal and catalysts used for petroleum refining. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys.

The metallurgical market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. In the market, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world supply/demand balances, inventory levels, the U.S. Dollar exchange rate and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion the of world’s molybdenum supply is produced as a by-product of copper mining. Today, by-product production is estimated to account for approximately 60% of global molybdenum production.

Molybdenum price experienced continued stability during 2006, with molybdenum prices in 2005 reaching near historical highs. Production increases were experienced in by-product copper production and primary production as metal prices improved throughout the year. Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to safety concerns and operational issues. Although more stable, tight supply of western, high-quality materials continued through the year. The overall market remained in slight deficit during 2006 due to demand outpacing supply.

Annual Metal Week Dealer Oxide mean prices averaged $25.55 per pound in 2006 compared with $32.94 per pound in 2005, $16.41 per pound in 2004, $5.32 in 2003 and $3.77 in 2002. Continued strong demand has outpaced supply over the past several years (deficit market conditions) and has reduced inventory levels throughout the industry. See Platts Metals Week, Ryan’s Notes or Metal Bulletin for more information on molybdenum prices.

•  Kobex Resources Ltd. Agreement

On October 6, 2006, the Company and USMC on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company at the Lucky Jack molybdenum property (“Property”). The Letter Agreement was amended on December 7, 2006, with an effective date of December 5, 2006.

The total cost to KBX over an estimated period of five years to exercise the full option will be $50 million in option payments and property expenditures including the costs to prepare a bankable feasibility study on the Property and with a cash differential payment if this total is less than $50 million.

KBX paid the Company $50,000 as a due diligence fee, which will not be credited against future payments and expenditures by KBX.

The parties are negotiating a formal operating agreement. If the parties are unable to negotiate and execute a formal agreement, they nonetheless shall continue to be bound by the terms of the Letter Agreement and Form 5A (“Exploration, Development and Mine Operating Agreement”) of the Rocky Mountain Mineral Foundation.

The company will deliver executed transfer forms to an independent escrow agent, for the agent’s subsequent delivery to KBX of a 15% undivided interest, and a further 35% undivided interest, in the Property, when KBX has exercised each of the stages of the Option (see below). If the Company requests KBX to take the 65% Election (see below), the Company will deliver to escrow a further transfer form for an additional 15% of the Property, for delivery to KBX when it earns the additional interest.

The Letter Agreement entitles KBX with an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to the Company and also paying for permitting, engineering, exploring, operating (including water treatment plant expenses) and all other property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to the Company. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to the Company (see below).

Date or	Option
Anniversary(1)	Payment	Expenditures

10 business days
after Effective Date(2)	$ 750,000	-0-

By first anniversary(3)	$ 500,000/1,200,000	$ 3,500,000/4,200,000

By second anniversary	$ 500,000	$ 5,000,000

By third anniversary	$ 500,000	$ 5,000,000

By fourth anniversary	$ 500,000	$ 2,500,000

By fifth anniversary	$ 500,000
$ 30,000,000(4)
	$ 3,950,000	$ 46,000,000

(1)	Anniversary of Effective Date.
(2)	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval which has not yet occurred.
(3)
Of this amount, $700,000 is payable by the first anniversary of the Effective Date, either by KBX paying an additional like amount in Expenditures, in the first year; or increasing the first anniversary option payment by a like amount (payable in cash or KBX common stock); or a combination of the preceding.

(4)
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay the Company the difference in cash. If the total is more than $50 million before the BFS is completed, the Company and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $750,000 (both of which must be paid by KBX), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates and applicable grace periods, the Letter Agreement (or definitive agreement, if any) will be terminated and all rights and interests will revert to the Company.

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining Option Payments, and all of the Expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (or a 50% total interest). However, when the BFS is delivered, if the total of all Option Payments, Expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying the Company (in cash) the difference between the actual Option payments and Expenditures paid to date, and $50 million.

USE and Crested each hold a 3% gross overriding royalty interest in the Property and this will be reserved for their separate benefit when the Property is transferred to KBX. If KBX earns a 15% interest in the Property, the royalty will be reduced to 2.55% each; if KBX earns a 50% interest, the royalty will be reduced to 1.5% each. For one year after the final reduction, KBX will have the option to terminate 1% (.5% of each 1.5%) by paying $10 million in cash or KBX common stock (at the Company’s sole discretion), with one-half paid to each USE and Crested.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with the Company for the Property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer the Company a one time only election to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the Property for a total of 65% interest in the Property (the “65% Election”), whereby the Company would revert to a 35% interest, which change in ownership will require KBX to have arranged all future property financing on optimal terms; or (iii) have KBX acquire all of the Company’s interest on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the Company’s interest).

Until KBX earns its 50% interest, KBX will manage all programs on the Property, but a Management Committee (with two representatives from each of KBX and the Company) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. A Technical Committee will also be formed to operate the venture; each of KBX and the Company will have two representatives. The Technical Committee will report to the management committee. If voting is equal and there is a tie vote, KBX will have the right to cast the deciding vote.

KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying the Company the initial $1.45 million Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures. Further, if and to the extent the initial minimum $1.45 million Option Payment and $3.5 million in Expenditures have not been met, termination by KBX will be subject to its paying to the Company $700,000 in cash or KBX stock and the difference between $4.2 million and the total Expenditures actually made by the date of termination.

If KBX pays a broker or finder’s fee in connection with the transaction, the Company will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or common stock of the Company (at the Company’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

The parties shall use their best efforts to complete and execute the formal agreement for the transaction by March 31, 2007.

Minerals - Uranium (Inactive, Standby, Exploration; Under Contract to Sale)

The Company currently owns a uranium processing mill in southeastern Utah (“Shootaring Canyon uranium mill”), holds approximately 40,000 acres of mineral claims and leases, and owns historical libraries/data covering several mines and exploration areas in Utah, Wyoming, Colorado and Arizona. The uranium properties range from exploration to pre-production status. For further information on the uranium properties, see PART I, ITEM 2. PROPERTIES/Uranium in this Annual Report.

The Company has decided to pursue permitting and development of its uranium properties in light of the significant increase in uranium prices during the last few years. Development of the Shootaring Canyon uranium mill and the development of our uranium properties for mining and production will require extensive capital and considerable time to plan, permit and develop. Capital through equity financing and/or a joint venture or other arrangement will need to be obtained.

•	Markets

The only significant commercial use for uranium is to fuel nuclear power plants for the generation of electricity. In recent years, nuclear plants generated approximately 16% of the world’s electricity. The major stages in the production of nuclear fuel are uranium exploration, mining and milling, refining and conversion, enrichment and fuel fabrication. Once a commercial uranium deposit is discovered and reserves delineated, regulatory approval to mine is sought. Following regulatory approval, the mine is developed and ore is extracted and upgraded at a mill to produce uranium concentrates. Uranium concentrates are sold to nuclear electricity generating companies around the world on the basis of the U3O8 contained in the concentrates. These utilities then contract with converters, enrichers and fuel fabricators to produce the required reactor fuel.

The nuclear industry is experiencing stable growth in the form of capacity factor improvements, refurbishments, life extensions and in Asia and other parts of the world, aggressive new-build programs. It is difficult to determine which factors will dominate the outlook for nuclear in the long term. However, the demand for nuclear power is expected to grow even more significantly as increasing electricity demand, the need for non-greenhouse gas emitting base load energy increases and security of supply begin to take hold globally. Overall, these indicators are expected to support a stable demand trend for uranium and conversion services in the next 10 years with the potential for accelerated growth if nuclear energy continues to gain broader acceptance in the world.

The uranium market supply and demand fundamentals continued to remain strong in 2006, indicating a need for more primary mine production over the coming decade. During the past 20 years, uranium consumption has exceeded mine production by a wide margin, with the difference being made up by secondary supply sources such as various types of inventory and recycled products. While there are still inventories, they have been considerably reduced and may be classified as strategic rather than excess. The continued strong demand, which has outpaced supply over the past several years (deficit market conditions), has reduced inventory levels throughout the industry.

Uranium oxide prices were $72.00 per pound on December 31, 2006, compared with $36.25 per pound in December 2005, $20.75 per pound in December 2004 and $14.50 per pound in December 2003.

Contract to Sell Uranium Assets to Uranium One - Uranium

On February 22, 2007, USE and Crested, and certain of their private subsidiary companies, signed an Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies.

The following is only a summary of the APA, and is qualified by reference to the complete agreement filed as an exhibit to this Report.

At closing of the APA, USE and Crested will sell substantially all of their uranium assets (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah (and geological library information related to the claims), and USE’s and Crested’s contractual rights with Uranium Power Corp.), to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

•	$750,000 cash (paid in advance on July 13, 2006 after the parties signed the Exclusivity Agreement).

•	6,607,605 Uranium One common shares, at closing.

•
Approximately $5,000,000 at closing, as a UPC-Related payment. On January 31, 2007, USE and Crested, and Uranium Power Corp. (“UPC), amended their purchase and sale agreement for UPC to buy a 50% interest in certain of USE and Crested’s mining properties (as well as the mining venture agreement between USE and Crested, and UPC, to acquire and develop additional properties, and other agreements), to grant USE and Crested the right to transfer several UPC agreements, including the right to receive all future payments there under from UPC ($4,100,000 cash plus 1,500,000 UPC common shares), to Uranium One. For information about the agreements with UPC, see below.

At closing of the APA, Uranium One will acquire USE’s and Crested’s agreements with UPC (excluding those agreements related to Green River South, which will be retained by UPC), for which Uranium One will pay USE the UPC-Related payment in amount equal to a 5.25% annual discount rate applied to the sum of (i) $4,100,000 plus (ii) 1,500,000 multiplied by the volume weighted average closing price of UPC’s shares for the 10 trading days ending five days before the APA is closed.

•
Approximately $1,400,000, at closing, to reimburse USE and Crested for uranium property exploration and acquisition expenditures from July 10, 2006 to the closing of the APA. These reimbursable costs relate to USE’s and Crested’s expenditures on the properties being sold to Uranium One since the signing of the Exclusivity Agreement.

•	Additional consideration, if and when certain events occur as follows:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the properties being sold to Uranium One under the APA (excluding existing ore stockpiles on the properties).

•
From and after commercial production occurs at the Shootaring Canyon Mill, a production royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable. If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

•
Assumption of assumed liabilities: Uranium One will assume certain specific liabilities associated with the assets to be sold, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties in Wyoming. Subject to regulatory approval of replacement bonds issued by a Uranium One subsidiary as the responsible party, cash bonds in the approximate amount of $6,883,300 on the Shootaring Canyon Mill and other reclamation cash bonds in the approximate amount of $413,400 will be released and the cash will be returned to USE by the regulatory authorities. Receipt of these amounts is expected to follow closing of the APA.

All consideration will be paid to USE, for itself and as agent for Crested and the several private subsidiaries of USE and Crested that are parties to the APA. As of the date of this Report, USE and Crested have not finalized the allocation of the consideration as between USE and Crested and the subsidiaries.

Closing of the APA is subject to satisfaction of closing conditions customary to transactions of this nature, including (i) approval by the Toronto Stock Exchange of the issuance of the Uranium One common shares; (ii) approval by the State of Utah of the transfer to a Uranium One subsidiary of ownership of the Utah Department of Environmental Quality, Division of Radiation Control Radioactive Material License related to the Shootaring Canyon Mill; and (iii) the termination of the review period and receipt of a favorable ruling (following an ‘Exon-Florio’ filing to be made by the parties under the APA) that the transactions contemplated by the APA would not threaten the national security of the United States.

USE’s and Crested’s joint venture holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest is not included in the APA.

The APA also provides that USE, Crested and Uranium One will enter into a “strategic alliance” agreement at closing under which, for a period of two years, Uranium One will have the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company and Crested outside the five mile area surrounding the purchased properties.

•  UPC Purchase and Sale Agreement

As of January 31, 2007, USE and Crested, and UPC, signed an Amendment to Agreements (filed as an exhibit to this Report) to allow USE and Crested to transfer to Uranium One all of their rights, responsibilities and obligations under the Purchase and Sale Agreement, and the Mining Venture Agreement, which relate to uranium properties. In the Amendment to Agreements, USE and Crested relinquished all their rights to the Green River South property in favor of UPC, and those specific rights therefore will be excluded from the transfer. All other rights will be transferred to Uranium One when the APA is closed. The following summarizes the agreements with UPC which are the subject of the Amendment to Agreements.

On December 8, 2004, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties located in Wyoming.

The Agreement was amended on January 13, 2006. A summary of certain provisions follows: The purchase price for the properties is $7,050,000 plus 4 million shares of UPC common stock. At December 31, 2006, $2,950,000 has been paid and 2.5 million UPC shares have been received. An additional $4.1 million and 1.5 million shares are required to pay the full purchase price as follows: $1.0 million cash on April 29, 2007 and $1.5 million cash on October 29, 2007 (provided that UPC is required to pay 50% of all money it raises after January 13, 2006, which would be applied against the two cash payments); and two additional payments each of $800,000 cash and 750,000 UPC shares on June 29, 2007 and December 29, 2007, respectively (total $1,600,000 cash and 1,500,000 UPC shares).

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). The Company and UPC will then be each responsible for 50% of costs on each project in excess of $500,000. The Company and UPC will also each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date; (ii) lose all of its interest in the properties to be contributed by the Company under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

If the Uranium One contract is not closed, then closing of the UPC Purchase and Sale Agreement is required on or before December 29, 2007, with UPC’s last payment of the purchase price. At the closing, UPC will contribute its 50% interest in the properties, and the Company will contribute their aggregate 50% interest in the properties, to the joint venture, wherein UPC and the Company will each hold a 50% interest. If the installments are not timely paid, UPC will forfeit all of the 50% interest it is to earn in the properties and the joint venture to be formed.

•  UPC Mining Venture Agreement

As of April 11, 2005, the Company signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. An area of mutual interest (“AMI”) was revised by the January 31, 2007 Amendment to Agreements and generally covers uranium properties within one mile of the properties subject to the joint venture.

In 2005 - 2006, the Company and UPC added the Burro Canyon project (in Colorado), the Breccia Pipes project (in Arizona) and the Green River North and South (Utah) projects to their joint venture under the Mining Venture Agreement. Payments by UPC related to these additional uranium properties are separate from the payments required for UPC to acquire its 50% interest in the Sheep Mountain properties. UPC’s ownership of the 50% interest in the Burro Canyon and Breccia Pipes project is subject to UPC’s timely completion of all its payment obligations under the Agreement.

In 2006, the Company and UPC signed an agreement for the Company to earn one-half of UPC’s rights to earn up to a 85% interest in the Green River South project (also known as the Sahara Property) held by Uranium Group (“UG”). For its one-half interest, the Company would pay $1,475,000 in option payments and work on the properties, plus pay to UPC (in cash or in USE stock) an amount equal to one-half of the lesser of the value of the UPC stock issued to UG when issued, and Cdn$1.00 per share. The project would be held and developed in the Mining Venture Agreement

If the contract with Uranium One is closed, the Company will assign to UPC all of the Company’s rights in the Green River South project, and receive from Uranium One about $441,000 for the Company’s expenditures on the project from July 10, 2006 to February 22, 2007. Uranium One would have no interest in the project. If the contract is not closed, the Company may or may not continue to participate in the project.

Minerals - Gold (Permitting and Exploration)

In fiscal 1991, USE acquired an interest in gold properties located in the Mother Lode Mining District of Amador County, California. The entire Lincoln Project (which is the name we use for the properties) was owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC"). SGMC was acquired by Globemin Resources Inc., a British Columbia corporation which is traded on the TSX Venture Exchange (“TSX-V) under its new name, Sutter Gold Mining Inc. (“SGMI”).

In 2005, SGMI received approval of their Waste Discharge Permit application from the California Central Valley Regional Water Quality Control Board. Approval of the Waste Discharge Permit will allow Sutter Gold to construct waste piles, use mill tailings for mine back fill and expand its mining operations. The Amador County Board of Supervisors previously issued a Conditional Use Permit ("CUP") in October 1998 allowing mining and milling of up to 1,000 tons per day, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation.

The profitable mining and processing of gold will depend on many factors, including receipt of permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold, and obtaining the capital required to initiate and sustain mining operations and to build and operate a gold processing mill. A feasibility study likely will be required to obtain the capital necessary to put the mine into production and to build and operate a gold processing mill.

In December 2006, SGMI paid $13,300 to acquire an option to acquire the Santa Teresa concession in Baja California el Norte, Mexico from the Alamo Group, Inc. The property consists of one concession from the Mexican government covering 183 hectares. Evaluation and planning for the possible development of this property are underway.

•  Gold Market

Gold has two main categories of use: product fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins.

The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 70% of the total annual supply of gold.

Changes in the market price of gold will significantly affect SGMI’s potential profitability and cash flow. Gold prices can fluctuate widely due to numerous factors, such as demand, forward selling by producers, central bank sales, purchases and lending, investor sentiment, the strength of the U.S. dollar and global mine production levels.

According to Kitco and Reuters, the average price for gold expressed in U.S. dollars per ounce on the London Bullion exchange was $603 in 2006, $445 in 2005, $410 in 2004, $363 in 2003 and $310 in 2002.

Real Estate

The Company owns a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots in Ticaboo, Utah near Lake Powell. The Company also owns various real estate rentals and other real estate properties, and continues to perform contract and management services for subsidiary companies.

The Company plans to develop and acquire additional real estate assets, initially in Wyoming. USE made a secured convertible loan of $500,000 to P.E.G. Development, LLC (“PEG”) (a full service private real estate development company) in connection with the potential purchase and development of undeveloped land in Rock Springs, Wyoming. Subsequent to the initial investment of $500,000, USE determined that it would not convert its debt to equity. On March 2, 2007, the note was retired by the receipt of $500,000 in principal plus $50,000 for an agreed upon loan commitment fee and $18,800 in interest.

On January 8, 2007 InterWest, Inc. (“InterWest”), through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming. The purchase price was $1,268,800 payable as follows:  $25,000 earnest money deposit and $1,243,800 payable at closing. InterWest has a sixty day due diligence period and if the final plat and other conditions are not satisfied, InterWest is not obligated to purchase the property. InterWest also signed a Development Agreement with PEG to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture necessary to construct multifamily housing on the property.  The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000 and the construction cost of the 216 rental units is estimated to be between $22 and $25 million.

The Board of Directors has directed the management of InterWest to pursue a commercial loan to finance the investment, seek and evaluate other business partners in this project, continue due diligence and evaluation of the project in cooperation with an investment committee of the Board of Directors to determine its economic viability, and prior to committing construction of the multifamily housing, InterWest shall obtain approval of the Boards of Directors of USE and Crested. The Board of Directors has also directed that InterWest should attempt to invest no more than 20% equity into the project should it go forward and that the balance of the funds must come from lenders.

Local demographics suggest Gillette’s population will increase from 26,000 to 50,000 by 2015 because of increased coal and coalbed methane production in Campbell County, as well as the construction of three new coal fired power plants nearby. There is significant unmet demand for rental units (none now available and long wait lists). InterWest is now in negotiations with local large employers to pre-lease 80% or more of the InterWest complex for an extended period of time.

If InterWest is successful in obtaining entitlements and financing for the project, the land will be purchased in April 2007 and construction would commence in second quarter 2007, with completion expected in second or third quarter 2008. Total purchase and construction costs are estimated at $22 - $25 million (approximately $4.5 million cash equity, and the balance in bank financing). If the Uranium One contract is not closed, InterWest may sell the property with the planning permit, instead of constructing the 216 unit complex.

InterWest has engaged PEG to manage and develop the Gillette project. PEG has considerable development experience including 10 projects in the inter-Rocky Mountain region. PEG has a one time option to convert portions of its fees into a 15% equity position should the project be constructed.

InterWest intends to expand operations in the multi-family housing sector, with focus on the energy basins of Wyoming, Utah, and Colorado where housing demand is expected to remain strong.

CAPITAL ACTIVITIES IN 2006

Sale of Equity Interests Related to Coalbed Methane. In 2006, the Company completed its exit from the coalbed methane sector by selling securities in the following companies (the securities had been obtained from a prior sale of a subsidiary and the earlier reorganization of a portion of that subsidiary’s assets).

Liquidation of Enterra Units (part of 2005 sale of RMG). As of December 31, 2006, the Company had sold 682,345 units of Enterra Energy Trust (“Enterra”) and held through its consolidated subsidiary, YSFI, 15,616 units valued at $123,400. These units were received in June, 2006 as an automatic conversion of its shares of Enterra Acquisition, which shares were received as partial consideration for the June 2005 sale of RMG to Enterra. The Company and Crested received $5,313,300 and $2,991,000, respectively, from sale of the Enterra units for consolidated cash receipts for USE of $8,304,300.

Sale of Pinnacle Gas Resources, Inc. Stock. From 2002 through mid-2005, USE's primary business focus was in the CBM business conducted through RMG (formed in 1999 by USE and Crested). In 2001, RMG entered into a CBM property acquisition and development arrangement with a subsidiary of Carrizo Oil & Gas, a public Houston-based company. In 2003, RMG and the Carrizo subsidiary contributed CBM properties to a new corporation, Pinnacle Gas Resources, Inc. (“Pinnacle”) in exchange for Pinnacle common stock issued to USE and Crested, and Carrizo. At the same time, Pinnacle received financing from funds affiliated with DLJ Merchant Banking.

The Pinnacle shares (which had been owned by RMG, but were not sold as part of the 2005 Enterra transaction) were transferred to USE and Crested in 2005. The transaction with Enterra required USE and Crested to pay Enterra if the Pinnacle shares were later sold for more than $10 million; the payment (allowed to be by either cash or USE stock) would be the difference between $10 million and proceeds of sale (but not more than $2 million). In September 2006, USE and Crested sold their Pinnacle shares in a private transaction for $13.8 million cash, of which Crested received $4,830,000 and USE received $8,970,000. As a result of the sale of the Pinnacle shares, Crested and USE became obligated to pay Enterra $2.0 million in either cash or stock of USE. The Company and Crested paid Enterra with 506,395 shares (valued at $3.95 per share at the time) of USE common stock (with a market value of $2 million) already owned by Crested.

Exercise of Warrants and Options

In 2006, USE issued a total of 226,015 shares of its common stock pursuant to the exercise of warrants; 220,022 net shares from the exercise of employee options; 57,500 shares pursuant to the 2001 stock compensation plan as compensation to officers; 3,140 shares to outside directors; 70,756 shares for the annual funding of USE’s Employee Stock Ownership Plan, 69,930 shares for a financing with Cornell Capital which was later cancelled and 41,894 shares pursuant to dilution provisions of prior stock issuances.

Sutter Gold Mining Inc. - Gold

In 2006, SGMI raised $3,171,500 of net proceeds from two private placements of its common stock and $242,300 from the exercise of options and warrants. Proceeds have funded general and administrative expenses, a combined underground and surface diamond drill program and will also be used to prepare a pre-feasibility study on the property.

RESEARCH AND DEVELOPMENT

No research and development expenditures have been incurred, either on the Company’s account or sponsored by a customer of the Company, during the past three fiscal years.

ENVIRONMENTAL

General

Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). With respect to mining operations conducted in Wyoming and Colorado, their mine permitting statutes, Abandoned Mine Reclamation Act and industrial development and sitting laws and regulations also impact us. Similar laws and regulations in California affect SGMI operations and Utah laws and regulations effect Plateau's operations. Management believes the Company complies in all material respects with existing environmental regulations.

For information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible), see the consolidated financial statements included in PART III of this Annual Report.

Other Environmental Costs

Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental law and regulations (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining. We do not anticipate that expenditures to comply with law regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on our competitive position. Environmental regulatory programs create potential liability for our operations and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

EMPLOYEES

As of March 15, 2007, USE had 26 full-time employees. The expenses associated with USE's employees, including payroll taxes, fringe benefits and retirement plans are shared with Crested for all ventures in which it participates on a percentage ownership basis. Crested uses approximately 50 percent of the time of most, but not all USE employees, and reimburses USE on a cost reimbursement basis for their wages, payroll taxes, benefits, health insurance and ESOP contributions.

MINING CLAIM HOLDINGS

Title

Nearly all of the uranium mineral properties held by the Company are on federal unpatented claims. Approximately 25 of the Lucky Jack Project mining claims which USE received back from PD are patented claims; however the majority of the mining claims there are unpatented. Some of our holdings are also in the form of State mineral leases.

Unpatented claims are located upon federal and public land pursuant to procedures established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filing may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerability not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the economic feasibility of mining minerals located thereon.

PROPOSED FEDERAL LEGISLATION

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

ITEM 1. A RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED IN EVALUATING
THE INFORMATION IN THIS FORM 10-K

The Company has a history of operating losses. At December 31, 2006, USE had $39,101,900 of accumulated deficit ($40,154,100 at December 31, 2005). For the year ended December 31, 2006, USE recorded a loss before a benefit from income taxes of $14,279,400 and a net gain after benefit from income taxes of $1,052,200. For the year ended December 31, 2005, USE recorded a loss from continuing operations of $6,066,900, but (due primarily to the sale of RMG in June 2005) recorded net income of $8,841,500.

Working capital at December 31, 2006 was $31,730,000. Historically, working capital needs primarily have been met from receipt of funds from liquidating investments, selling partial interests in mineral properties and selling equity. These sources of capital may not be sufficient to develop USE’s mineral properties as additional exploration work may need to be done as well as all development work and capital expenditures related to equipment and plant construction need to be funded.

Proceeds from closing the proposed sale of uranium assets to Uranium One would greatly increase working capital, but additional capital still might be needed to fully fund new business opportunities, and/or develop the molybdenum property.

Concerning the Contract with Uranium One. If we close the sale of uranium assets to Uranium One, the principal component of the purchase price to be received at closing will be common stock of Uranium One. Trading in Uranium One stock has been volatile and the amounts we may realize from selling the stock can not be predicted. We will be looking to these proceeds as the source of a significant portion of our capital resources going forward. A reduction in expected proceeds could result in our having to seek equity capital to develop our other mineral properties and/or explore other business opportunities.

No recurring business revenues and uncertainties associated with transaction-based revenues. Presently we don’t have an operating business with recurring revenues. Receipt of funds from selling interests in mineral properties, or liquidating investments in mineral properties (or the subsidiaries which hold properties) is unpredictable as to timing, structure, and profitability.

For example, we began activities in the coalbed methane sector in 2000 by starting up RMG. RMG used, rather than provided, capital until it was sold to Enterra in June 2005. In 2003, we acquired stock in Pinnacle by RMG’s contribution of properties into Pinnacle, but we did not realize a return on the transaction until September 2006.

Working capital on hand is expected to be sufficient to fund general and administrative expenses, and conduct exploration and a limited amount of development work on the mineral properties, through 2007. Capital for developing the molybdenum property in Colorado could be available through KBX. Capital also could be available for acquiring and developing other mineral properties if the contract with Uranium One is closed. However, funding from these sources is not assured.

Putting mineral properties into production (constructing and operating mines and processing facilities) requires substantial amounts of capital. With particular reference to the molybdenum property, a retained property interest under the arrangement with KBX will not generate recurring revenues for several years, if at all, and still will depend on obtaining substantial capital from industry partners (or a sale to a large company) to mine and process the minerals. In addition, the mine plan of Phelps Dodge Corporation (from whom USE and Crested received back the property) and its predecessor companies encountered opposition from local and environmental groups. That opposition likely will continue.

Uncertainties in the value of the mineral properties. While we believe that our mineral properties are valuable, substantial work and capital will be needed to establish whether they are valuable in fact. The uncertainties described below regarding the uranium properties assume the contract with Uranium One is not closed.

The profitable mining and processing of uranium and possibly vanadium at and in the vicinity of Plateau Resource Limited’s properties in Utah, will depend on many factors: Obtaining properties in close proximity of the Shootaring Canyon uranium mill to keep transportation costs economic; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for uranium oxide and vanadium; obtaining the capital required to upgrade the Shootaring Canyon uranium mill, and/or possibly add a vanadium circuit, and obtaining and continued compliance with operating permits.

Profitable mining at the Sheep Mountain uranium properties in Wyoming will depend on: Evaluations of existing and future drilling data to delineate sufficient volumes and grades of mineralized material to make mining and processing economic over time; continued sustained high prices for uranium oxide, and Uranium Power Corp. (“UPC,” a joint owner of these properties) and USE having sufficient capital. In addition, there is no operating mill near the Sheep Mountain properties, although the Sweetwater Mill (now on standby status, and owned by an international mining company) is located 30 miles south of Sheep Mountain.

If the contract with Uranium One is closed, we would not be funding exploration and mining of the properties but the ultimate value of our equity stake in Uranium One could still be somewhat dependent on the viability of the Sheep Mountain properties and Shootaring Canyon mill as part of Uranium One’s minerals portfolio.

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

The Lucky Jack molybdenum property has had extensive work conducted by prior owners. This data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations. Obtaining mining and other permits to begin mining the molybdenum property may be difficult, even with the assistance of KBX. Like any mining operation, capital requirements for a molybdenum mine and processing facility will be substantial.

We have not yet obtained final (“bankable”) feasibility studies on any of our mineral properties. These studies would establish the economic viability, or not, of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills; the cost of capital, and other factors. Feasibility studies can take many months to complete. These studies are conducted by professional third party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (amounts of minerals in sufficient grades that can be extracted profitably under current pricing assumptions for development and operating costs and commodity prices). A feasibility study usually (but not always) must be completed in order to raise the substantial capital needed to put a mineral property into production. We have not established any reserves (economic deposits of mineralized materials) on any of the properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

Compliance with environmental regulations may be costly. The minerals business is intensely regulated by government agencies. Permits are required to explore for minerals, operate mines, build and operate processing plants. The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues. If the economics of a project cannot withstand the cost of complying with changed regulations, we might decide not to move forward with the project.

We must comply with numerous environmental regulations on a continuous basis, to comply with the United States Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA"). For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities. Additional monitoring and reporting is required by the Utah Division of Radiation Control for uranium mills even if not currently operating (like the Shootaring Canyon uranium mill). The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes. Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

We depend on key personnel. USE has a very limited staff and executive group. These persons are knowledgeable of our mineral properties and have experience in dealing with the exploration of mineral properties as well as the financing of them. The loss of key employees would adversely impact our business, as finding replacements is difficult because of competition for experienced personnel in the minerals industry.

We will seek additional business activities if the uranium assets are sold to Uranium One. If the uranium assets are sold, we will not own any other significant mineral assets other than our interest in the SGMI gold property and the long-term molybdenum property under joint development with KBX. With proceeds from sale of the Uranium One stock and other cash to be received at (or closely following) closing of the Uranium One contract, plus working capital now on hand, we intend to acquire other mineral interests, and pursue other business activities such as real estate development through our subsidiary InterWest). Other than real estate investment opportunities, we don’t currently have any agreements in place for other business opportunities.

We may issue shares of preferred stock with greater rights than the common stock. Although it has no current plans, arrangements, understandings or agreements to do so, USE’s articles of incorporation authorize USE’s board of directors to issue one or more series of preferred stock and set the terms of the stock without seeking approval from holders of the common stock. Preferred stock that is issued may rank ahead of USE’s common stock, in terms of dividends, liquidation rights and voting rights.

Future equity transactions, including exercise of options or warrants, could result in dilution. From time to time, USE has sold restricted stock and warrants, and convertible debt (or stock in subsidiary companies, convertible to stock), to investors in private placements conducted by broker-dealers, or in negotiated transactions. Because the stock was issued as restricted, the stock was sold at a discount to market prices, and the exercise price of the warrants sometimes (and/or the conversion price for stock in subsidiaries) was at or lower than market prices. These transactions caused dilution to existing shareholders. Also, from time to time, options are issued to employees, directors and third parties as incentives, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing shareholders; the amount of dilution will depend on the spread between market and exercise price, and the number of shares involved.

Whether or not the Uranium One contract is closed, USE may continue to raise capital from the equity markets using private placements at discounted prices. Indirect dilution would occur if institutional financing is raised for a subsidiary company. In this scenario, the percentage of the subsidiary held by us would be diluted. In addition, USE will continue to grant options to employees and directors.

USE does not expect to pay dividends on its common stock. USE does not expect to pay any dividends, in cash or otherwise, on its common stock in the foreseeable future. USE intends to retain any earnings for use in its business.

USE’s poison pill could discourage some advantageous transactions. USE adopted a shareholder rights plan, also known as a poison pill. The plan is designed to discourage a takeover of USE at an unfair price. However, it is possible that the board of directors and the takeover acquirer would not agree on a higher share price, in which case the takeover might be abandoned, even though the takeover price was at a significant premium to market prices. Therefore, as a result of the mere existence of the plan, shareholders would not receive the premium price.

ITEM 2. PROPERTY

Molybdenum - Lucky Jack Molybdenum Property

The Company re-acquired the Lucky Jack Project (formerly the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between Company and Amax Inc. (“Amax”). The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims.

Kobex Resources Ltd. has an option to acquire up to 65% of the Lucky Jack Project. See Part I above.

Conveyance of the property to the Company also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to the Company by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. The Company has hired a contractor to operate the water treatment plant. The Company will also evaluate the potential use of the water treatment plant in the milling operations.

The Company leased various patented and unpatented mining claims on the Lucky Jack molybdenum property to Amax in 1974. In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2). In 1980, Amax constructed a water treatment plant at the Lucky Jack molybdenum property to treat water flowing from old mine workings and for potential use in milling operations. By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit. Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax. PD then acquired the Lucky Jack molybdenum property Project in 1999 through its acquisition of Cyprus Amax. Thereafter, PD acquired additional water rights and patents to certain claims to mine and mill the deposit.

In its 1992 patent application to the Bureau of Land Management of the United States Department of the Interior (“BLM”), Amax stated that the size and grade of the Mount Emmons deposit was determined to approximate 220 million tons grading 0.366% molybdenite. In a letter dated April 2, 2004, BLM estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable. This letter covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date. The BLM relied on a mineral report prepared by Western Mine Engineering (WME) for the U.S. Forest Service, which directed and administered the WME contract. WME’s analysis was based upon a price of $4.61 per pound for molybdic oxide and was used by BLM in determining that nine claims satisfied the patenting requirement that the mining claims contain a valuable mineral that could be mined profitably. WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report prepared by Behre Dolbear & Company, Inc. of Denver, CO in 1998.

Uranium - Mining Properties

The Company owns the Shootaring Canyon uranium mill in southeastern Utah, holds approximately 40,000 acres of mineral claims and leases, and own historical libraries/data covering several mines and exploration areas in Arizona, Colorado, Utah, and Wyoming. These properties range from exploration to pre-production status. The property locations include the historic producing areas in Lisbon Valley, San Juan County, Utah; Crooks Gap, Fremont County, Wyoming; the Uravan Mineral belt of Colorado, and the Arizona Strip area of Mohave and Coconino Counties, Arizona. The Arizona Strip area hosts higher grade “Breccia Pipe” uranium mines operated in the early 1980s. Extensive and highly prospective land holdings have also been acquired in the Henry Mountains area, Garfield County, Utah, within 20 - 40 miles of the Shootaring Canyon uranium mill.

•	Utah

In August 1993, USE purchased from Consumers Power Company ("CPC") all of the outstanding stock of Plateau, which owns the Shootaring Canyon uranium mill, a uranium processing mill in southeastern Utah for nominal cash consideration and the assumption of various reclamation obligations. Crested does not own stock in Plateau, but Crested has a 50% interest in Plateau’s cash flow. The Shootaring Canyon uranium mill is one of only four remaining licensed uranium mills in the United States. The mill holds a source materials license from the State of Utah, Division of Radiation Control.

The Shootaring Canyon uranium mill occupies 19 acres of a 265 fee acre plant site. The mill was the last uranium mill built (in 1982) in the United States. It was designed to process 750 tons of material per day (“tpd”), but only operated four months on a trial basis in mid-summer of 1982. In 1984, Plateau placed the mill on standby because CPC had canceled the construction of an additional nuclear energy plant. Plateau also owns approximately 94,200 tons of uranium mineralized material stockpiled at the mill site with an average grade of about 0.12% U3O8.

USE has signed a Memorandum of Agreement (MOA) between the Utah Division of Radiation Control and USE’s subsidiary, Plateau Resources Limited, Inc. (Plateau). The MOA allows the State of Utah to allocate staff and consultants to complete the review process requested by Plateau in March 2005 to change the Shootaring Canyon uranium mill license from “reclamation” to “full operational” status.

In 2003 and 2004, reclamation work on uranium properties (the Tony M and Velvet, then held by Plateau in San Juan County, Utah) was completed. Plateau had relinquished these properties in 2003 and 2004, respectively, but has subsequently acquired the Velvet from a third party who staked unpatented mining claims on the property (see below). As a result of the Company’s filings to bring the mill licenses and permits to “operational status, the Company expended limited amounts of capital for standby operations of the Shootaring Canyon uranium mill in 2006.

The mill should be capable of operating at 1,000 tpd, once the operation license is issued and refurbishing is completed. Depending on the grade of material fed to the mill, it is anticipated that it will have the capacity to produce 1.5 million pounds of uranium concentrates annually.

An independent Technical Review and Valuation of the mill was completed in July 2005 by Behre Dolbear & Company (USA), Inc. of Denver, Colorado (“BDC”), which concluded that the then current replacement cost value was $80.5 million. Further, BDC estimated capital expenditures to upgrade the mill and tailings facility for uranium processing to be $31.2 million before production could begin. BDC also estimated that the costs to add a vanadium circuit that could produce an estimated 3.9 million pounds of vanadium (V2O6) annually to be $18.8 million. In order to fund the refurbishment of the mill and acquire additional uranium properties from which to produce uranium bearing ores, we would seek joint venture partners or equity participants.

Green River North and South Projects, Utah

The Green River North project consists of 10 lode mining claims owned by the Company. These claims cover the Deeper Gold deposit with an historic estimate of approximately 650,000 pounds U3O8 with an average grade of 0.23% U3O8 per ton of mineralized material. This estimate was originally developed in December 1985. The Deeper Gold deposit is approximately 110 miles by paved road from the Shootaring Canyon uranium mill.

Included in the Green River South Project is the Sahara Mine, (See Part I, Industry Segments/Principle Products, Minerals - uranium / UPC Mining Venture Agreement above) which has an historic estimate of approximately 500,000 pounds of uranium oxide (U3O8) with an average grade of 0.23% U3O8 per ton of mineralized material. The Sahara Mine is approximately 90 miles by paved road from the Shootaring Canyon uranium mill. The Sahara Mine was in minimal production before it was shut down. The material and grade estimate was reported by the previous operator of the property, Energy Fuels Inc. Approximately 450 holes were drilled on the deposit, delineating the first 1,800 feet of the trend. All the logs for this drilling are in the possession of the Company.

Historic exploration drilling on the Green River South property indicates that a substantial number of targets have already been developed and are available for follow-up drilling, and that the potential for additional discoveries is significant. However, if the Uranium One contract is closed, the Company’s interest will be transferred to UPC; if the contract is not closed, the Company may relinquish its rights (see above).

Twenty boreholes were drilled in late 2006 with five confirming historic drilling at the Sahara deposit. Two hundred ten feet of core were taken from these holes to test chemical versus radiometric grade equilibrium. The remainder of the holes was exploration to test the extension of mineralization and hosting sand channels east of the known Sahara Deposit. A total of 10,940 feet was drilled.

Lisbon Valley, Utah

An extensive review of regional data included in the USE library has led to the development of a depositional model for uranium mineralization in the Cutler formation. This model is well supported by hard geologic data, and indicates that there is excellent potential to develop new resources on the project lands. Several months in 2006 were spent refining the depositional model through studying published reports and in house reports, analyzing old drilling data, and doing field work through an outcrop mapping program. Our findings resulted in an additional 145 claims being staked in the project area.

A first phase drill program to test the model has been designed and permitted.

Henry Mountains, Utah

An extensive review of regional data included in the USE library has led to the development of a depositional model for uranium mineralization in the Morrison formation north of the Shootaring Canyon uranium mill. This model is well supported by hard data, and indicates excellent potential to develop new resources in the area. Several months in 2006 were spent refining the depositional model through studying historic drilling, published and in-house reports. Field mapping of the mineralized horizon has been completed.

A drilling program has been developed and submitted to the BLM for permitting.

•  Wyoming

In February 1988, the Company acquired from Western Nuclear, Inc. unpatented lode uranium mines, mining equipment and mineralized properties (including underground and open pit mines) at Crooks Gap in south-central Fremont County, Wyoming. The mines were operated by Western Nuclear in the 1970s. The Company mined and milled uranium ore from one of the underground Sheep Mines in 1988 and 1989.

At the filing date of this Annual Report, the Company owns 286 unpatented lode mining claims (approximately 5,909 acres) and a 644 acre Wyoming State Mineral Lease on Sheep Mountain in Crooks Gap, Wyoming and adjacent areas. Production from 57 of these claims and the leases which together comprise the core Sheep Mountain properties is subject to royalty interests held by third parties ranging from 1% to 4% of the NUEXCO monthly exchange value per pound of uranium oxide (a sliding rate of 1% per pound if the price is $27.99 or less, up to 4% if the price is at or above $44.00). Additional royalties of from $0.50 per pound, to 5% of gross sales price (less haulage and development allowances) of uranium oxide, burden some of these same properties.

The Sheep Mountain property reportedly produced over 17 million pounds of uranium concentrates prior to being idled by depressed market conditions in the 1980s. The Company is utilizing its extensive uranium data library of drill, mine, and property information to identify exploration targets on this property. The deeper zones have not been systematically tested nor have they been included in any historical resource estimation. Current interpretations of the historical data indicate the potential to expand mineralized areas believed to exist on the Sheep Mountain property. All of the uranium mining properties at Sheep Mountain are currently shut down with limited reclamation activities. Monitoring and reporting work continues to keep the permits current.

There is no operating uranium mill near Sheep Mountain, but Rio Tinto owns the Sweetwater Mill (which is on standby) some 30 miles south of Sheep Mountain. The ultimate economics of mining the Sheep Mountain properties through underground working will depend on access to a mill.

Over a period of at least 24 months, substantial work would be required to put the Sheep Mountain uranium mines into production, including permitting, cleaning rock and other debris from shafts and tunnels, pumping water out of the mines, extending shafts and tunnels, and further drill sampling to ascertain whether a commercially viable ore body exists on any of the properties.

We have recorded reclamation liabilities for the Sheep Mountain properties (see note K to the consolidated financial statements). No historical costs from the Sheep Mountain properties are on the balance sheet of USE at December 31, 2006. Current permits are in place for standby maintenance and reclamation of the mines.

•  Arizona

On August 22, 2005, the Company and UPC signed an agreement to add two more uranium projects to their joint venture (Burro Canyon in Colorado and Breccia Pipes located in Arizona). The latter project involves properties in the Arizona Strip, in northern Arizona. This property consists of 54 lode mining claims (Star and Java claims) on BLM land in Mohave and Coconino counties, Arizona. The exploration targets on these properties are known as Breccia Pipes uranium deposits.

These properties were acquired by the Company pursuant to an agreement with Nu Star Exploration, LLC. Under the terms of the agreement between the Company and UPC, UPC will earn a 50% interest in the project by contributing the first $500,000 in acquisition and exploration expenses for the project (but still, UPC will have to complete its payments under the Purchase and Sale Agreement generally, to hold the 50% interest in the project). Additionally, UPC will issue up to 500,000 common shares of UPC stock to the Company, subject to regulations of the TSX Venture Exchange, within six months of the date drilling results outline an inferred mineral resource on the Breccia Pipes Project as follows: 1) 250,000 common shares for the first 500,000 lbs. of contained U3O8 identified and 2) an additional 250,000 common shares for the second 500,000 lbs. of contained U3O8 identified. Inferred mineral resource is an estimation category which UPC is allowed to disclose under Canadian NI 43-101. SEC regulations do not permit the Company to make such disclosures.

The Arizona Strip was the site of a major uranium staking rush in the early 1980s. Uranium-bearing Breccia Pipes were first located in the Hack Canyon area of Mohave County and the mineralized material was typically of a higher grade than other uranium deposits located in surrounding areas of the Colorado Plateau. Historic mining in the Arizona Strip has produced uranium with an average grade of up to 0.80% U3O8. Production from individual mines in this district has ranged from about 1,000,000 lbs to 7,000,000 lbs U3O8.

The Star claims are near the partially mined Arizona I mine. The area is located within a short distance to the south of the Hack Canyon mining area. Mapping on the Star claims indicates the presence of 23 potential pipes, with the potential for 4 additional targets on the Java claims. If any of the targets are developed to a mining stage, the Shootaring Canyon uranium mill would be the likely location for ore processing.

Shallow drilling on previously mapped breccia pipe targets was completed in January 2006. Thirty six total boreholes were drilled for a total of 8,094 feet. Seven targets were evaluated with this program resulting in the location of two collapsed cones. Identifying the collapsed cones allows geologists to focus the location of deeper exploration drilling designed to possibly discover uranium mineralization.

•  Colorado

191 unpatented mining claims consisting of approximately 3,853 acres were acquired in Colorado in the Sage Plains and Burro Canyon areas. At the Burro Canyon area, 78 claims were acquired from a third party with a production royalty of 2.56%.

Drilling took place at the Burro Canyon Project in February and March of 2006. Seventeen boreholes totaling 20,293 feet were drilled along trends established by past mining in the Burro and Sunday Mines. Nine of these boreholes penetrated uranium mineralization. This mineralization confirms that ore horizons mined from surrounding properties continues on claims controlled by Plateau Resources Limited, Inc.

Gold - Sutter Gold Mining Inc. (Active Exploration)

SGMI holds approximately 535 acres of surface and mineral rights near Sutter Creek, Amador County, California, approximately 45 miles east-southeast of Sacramento, CA, in the central part of the 121-mile-long Mother Lode gold belt. The Sutter Gold Project is located in the western Sierra Nevada Mountains at 1,000 to 1,500 feet in elevation. The year round climate is temperate. Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

A Conditional Use Permit is being kept current to allow for planned mining activities on the properties in the future.

Surface and mineral rights holding costs, and property taxes were $823,300 in 2006. Additionally, SGMI expended $471,324 in a drilling program and the maintenance of equipment. The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance. A tourist visitor’s center and gift shop has been set up and leased to a third party for $1,500 per month plus a 4% gross royalty on revenues. These revenues offset a portion of costs for holding the SGMI properties.

A review of documentation of historic gold production from properties to the north and south of the Sutter Gold Project shows that between 1857 and 1951, a total of 2,350,096 ounces of gold were produced from the Project.

Production was halted in most of the producing mines because of the Second World War, not because they ran out of ore. The report indicates that these very productive mines chased gold bearing mineralized veins to seven times the depth of SGMI’s present workings.

The areas of large historic gold production are found at the north and south ends of the Sutter Gold Project area, bracketing a one-mile long portion of the Mother Lode Belt with no historic gold production, and which hosts Sutter Gold’s Lincoln and Comet Zones. The Lincoln and Comet Zones were blind discoveries that did not outcrop at surface and which represent the first significant new gold discoveries made along the Mother Lode Belt in the last 50 years that are unrelated to past-producing mines. SGMI believes there is significant potential for continued new discoveries within the area of the Lincoln and Comet Zones, both near the surface and at depth as 90% of the property has not been explored.

The property has been the subject of considerable modern exploration activity, most of it centering on the Lincoln and Comet zones, which are adjacent to each other. A total of 85,085 feet of drilling has been accomplished in prior years, with 190 diamond drill holes, and modern underground development consists of a 2,850-foot declined ramp with 2,400 feet of crosscuts plus five raises.

To further delineate the resource size and connect the Lincoln and Comet blocks, an underground and surface drilling program was executed in the latter part of 2006 and continued into 2007. During 2006, 8,718 feet of underground core drilling in 32 holes and 1,931 feet of surface core in 2 holes were completed. Assay results have been received for 14 of the holes. Notable intercepts in those holes included 24 feet of 0.21 ounces gold per ton in hole 0164 and 9.3 feet of 1.26 ounces gold per ton in hole 0165.

Other Properties

•  Fort Peck Lustre Field (Montana)

The Company operated a small oil production facility (two wells) at the Lustre Oil Field on the Ft. Peck Indian Reservation in northeastern Montana, for a fee based on oil produced. The wells were shut in during April 2006 and negotiations began to return the wells to the Ft. Peck Tribes. Negotiations resulted in an agreement, not yet signed, whereby the Tribes would assume all reclamation obligations on the wells and USE and its co-participants in the wells would deed over to the tribes all tanks, pump equipment and down hole equipment to the Tribes. A final distribution of residual funds from production and the conveyance of the property is pending.

•  Wyoming

The Company owns a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building. The first floor is rented to non-affiliates and government agencies; the second floor is occupied by the Company. The property is mortgaged to the WDEQ as security for future reclamation work on the Sheep Mountain Crooks Gap uranium properties. If the Uranium One contract is closed, the mortgage will be released. The Company also owns a 10,000 square foot aircraft hangar on land leased from the City of Riverton; 7,000 square feet of associated offices and facilities; three vacant lots covering 16 acres in Fremont County, Wyoming, and two city lots and improvements including one small office building.

•  Utah

On February 27, 2006, Plateau re-acquired by Foreclosure Sale the Ticaboo, Utah properties. The properties include: a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties were acquired when the Shootaring Canyon uranium mill was acquired in the early 1990s.

On April 12, 2006, the Company signed a contract with ARAMARK Sports and Entertainment Services, Inc., a subsidiary of ARAMARK (NYSE: “RMK”), for the management and operation of all commercial services at the Ticaboo town site. The initial term of the contract is for three years, with one three-year extension option to be exercised upon the mutual agreement of USE and ARAMARK. Under the terms of the contract, ARAMARK will manage the Ticaboo town site’s 70-room motel, convenience store, mobile home park, boat storage facility, restaurant and lounge. ARAMARK will also add Ticaboo to its nationwide reservation center and website. Per terms of the agreement, ARAMARK will receive a management fee and will invest in a marketing program designed to maximize future revenues.

ITEM 3. LEGAL PROCEEDING

Material legal proceedings pending at December 31, 2006, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Legal proceedings which were not material to the Company were concluded in the fourth quarter 2006.

Phelps Dodge - Lucky Jack Molybdenum Property

On September 26, 2006, the Company signed a Settlement Agreement and Release with Phelps Dodge Corporation (“PD”) resulting in a $7,000,000 payment to PD as part of the final agreement. This settlement resulted in a cash savings of $538,300 from the $7,538,300 awarded to PD by the U.S. Federal District Court of Colorado on July 26, 2006.

Patent Claims Litigation - Lucky Jack Molybdenum Property

The only pending legal proceeding to which USE and Crested are parties relates to a challenge to the validity of title to the patented claims included in the molybdenum property.

On April 2, 2004, the United States Bureau of Land Management (“BLM”) issued patents on nine additional mining claims for the Lucky Jack molybdenum property (previously known as Mount Emmons), for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists (“Appellants”) in U.S. District Court of Colorado challenging BLM’s issuance of the nine additional mining patents and alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons Mining Company’s mineral patent application, by awarding the patents, and by conveying the land to Mt. Emmons Mining Company (a subsidiary of Phelps Dodge Corporation). The case was High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company.

On January 12, 2005, U.S. District Court dismissed the Appellants’ appeal holding: (i) that they had no right of appeal from a decision to issue a mineral patent, because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent, and (ii) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of the action. Appellants filed an appeal of the U.S. District Court’s decision to the United States Tenth Circuit Court of Appeals (10th CAA”). The 10th CCA case number is D.C. No. 04-MK-749PAC and No. 05-1085.

On February 28, 2006, the property was transferred to USE and Crested by Phelps Dodge Corporation (“PD”) and Mt. Emmons Mining Company. On July 21, 2006, the 10th CAA affirmed the January 12, 2005 dismissal by the U.S. District Court of challenges to the issuance of nine additional mining patents on the molybdenum property. On September 5, 2006, the Appellants filed a Petition for Rehearing En Banc of the July 21, 2006, decision before the entire 10th CCA. On September 8, 2006, USE and Crested were admitted as substitute parties for Phelps Dodge Corporation and Mt. Emmons Mining Company (following USE’s and Crested’s filing of a Motion to Substitute Parties.

On October 27, 2006, the entire 10th CCA affirmed and upheld the July 21, 2006, decision by the 10th CCA panel, thereby denying the Appellants’ Petition of Rehearing En Banc and their challenges to the issuance of the patents.

On February 26, 2007, the Appellants filed a petition for certiorari with the United States Supreme Court again arguing that they were improperly denied judicial review of the decision by BLM to issue the patents. The BLM and USE/Crested must file any opposition briefs on or before March 28, 2007. Management is not able to predict the outcome or the ultimate effect, if any, this litigation will have on the Company.

Quiet Title Litigation - Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of SGMI) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project. All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) have defaulted. Plaintiff and the remaining defendant have had settlement discussions, and a settlement conference is scheduled for mid-April 2007; if a settlement is not obtained, trial is scheduled for May 8 and 9, 2007.

Management is confident that plaintiff would prevail on the merits in the event of trial. The subject property includes a portion of the existing decline prior to intercepting the mineralized resource at the Sutter Gold project. The remaining defendant claims a one-sixth interest in one of the two patented mining claims. If settlement discussions are not successful, and if plaintiff does not prevail at trial, defendant may be entitled to seek remedies related to the property, possibly including filing a partition action. The outcome of such post-trial proceedings (if commenced by defendant following an outcome adverse to plaintiff at trial) after filing a petition action cannot be predicted, but management does not expect any outcome to ultimately adversely affect SGMI’s plan of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2006, the annual meeting of shareholders was held and four matters were voted upon.

1. The re-election of two directors: Keith G. Larsen and John L. Larsen. These directors were re-elected for a term expiring on the third succeeding Annual Meeting of Shareholders and until their successors are duly elected or appointed and qualified. With respect to the re-election of the two directors, the votes cast were:

Name of Director	For	Abstain*
Keith G. Larsen	15,923,436	1,280,607
John L. Larsen	15,922,591	1,581,452

2. To Amend the Articles of Incorporation to allow shareholders to remove directors only for cause. With respect to the amendment to the Articles of Incorporation the votes cast were:

For	Against	Abstain*
5,822,094	1,768,550	26,428

3. To comply with Nasdaq Marketplace Rule 4350(i)(1)(D), approve the issuance shares of common stock in connection with a transaction with Cornell Capital Partners, LP (“Cornell”). The votes cast were:

For	Against	Abstain*
5,805,671	1,713,100	98,301

4. To ratify the appointment of Epstein, Weber & Conover PLC as independent auditors for the current fiscal year, the votes cast were:

For	Against	Abstain*
16,609,830	575,764	18,449

* Includes Broker non-vote

PART II

ITEM 5. Market for Registrant's common equity, related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis on the Nasdaq Capital Market of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The range by quarter of high and low sales prices was:

	High	Low
Calendar year ended December 31, 2006
First quarter ended 03/31/06	$7.20	$4.61
Second quarter ended 06/30/06	7.16	3.32
Third quarter ended 09/30/06	4.55	3.42
Fourth quarter ended 12/31/06	5.98	3.88

Calendar year ended December 31, 2005
First quarter ended 03/31/05	$7.65	$2.75
Second quarter ended 06/30/05	5.95	3.52
Third quarter ended 09/30/05	4.55	3.44
Fourth quarter ended 12/31/05	4.96	3.68

(b) Holders

(1) At March 14, 2007 the closing market price was $5.18 per share and there were approximately 604 shareholders of record, with 19,991,611 shares of common stock issued and outstanding, including shares owned by our subsidiaries and shares in officers' and directors' names that are subject to forfeiture.

(2) Not applicable.

(c) We have not paid any cash dividends with respect to common stock. There are no contractual restrictions on our present or future ability to pay cash dividends; however, we intend to retain any earnings in the near future for operations.

(d) Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 USE ISOP 1,162,867 shares of common stock on exercise of outstanding options	1,162,867	$2.21	-0-
2001 USE ISOP 3,931,918 shares of common stock on exercise of outstanding options	2,765,013	$3.14	1,166,905
Equity compensation plans not approved by security holders
None	--	--	--
Total	3,927,880	$2.83	1,166,905

Sales of Unregistered Securities in 2006

During the twelve months ended December 31, 2006, pursuant to the shareholder-approved 2001 Stock Compensation Plan, 57,500 shares were issued to officers of the Company at the rate of 10,000 shares each to: Keith G. Larsen, Mark J. Larsen, Harold F. Herron, Robert Scott Lorimer, and Daniel P. Svilar and 7,500 to John L. Larsen. The shares were issued at the closing market price of $4.62, $7.01, $4.35 and $4.09 as of January 3, 2006, April 1, 2006, July 3, 2006 and October 2, 2006.

In 2006, the Company issued 3,140 shares of its common stock to outside directors as partial compensation for serving on the board of directors. The Company also issued common shares for the following: 220,022 net shares for the exercise of employee options; 226,015 shares for the exercise of warrants by third parties; 69,930 shares to Cornell Capital for a $50 million equity line of credit which also cancelled during 2006 as it was no longer needed; 41,894 shares to warrant and share holders as a result of anti-dilution provisions, and 70,756 shares to fund the Employee Stock Ownership Plan for 2006. As a result of the death of John L. Larsen on September 4, 2006 the Company also released 145,200 forfeitable shares to his estate. These forfeitable shares, which were issued in Mr. Larsen’s name in the early 1990’s, had been held by the Company Treasurer and were forfeitable in the event that Mr. Larsen terminated his employment prior to his retirement, death or total disability.

ITEM 6. Selected Financial Data

The selected financial data is derived from and should be read with the financial statements included in this Report.

	December 31,
	2006	2005	2004	2003	2002

Current assets	$43,325,200	$7,840,600	$5,421,500	$5,191,400	$4,755,300
Current liabilities	11,595,200	1,232,200	6,355,900	1,909,700	2,044,400
Working capital (deficit)	31,730,000	6,608,400	(934,400)	3,281,700	2,710,900
Total assets	51,901,400	38,106,700	30,703,700	23,929,700	28,190,600
Long-term obligations(1)	882,000	7,949,800	13,317,400	12,036,600	14,047,300
Shareholders' equity	32,977,400	24,558,200	6,281,300	6,760,800	8,501,600

(1)Includes $124,400, of accrued reclamation costs on properties at December 31, 2006,  $5,669,000 December 31, 2005, $7,882,400 at December 31, 2004, $7,264,700 at December 31, 2003, and $8,906,800 at December 31, 2002.
 See Note K of Notes to Consolidated Financial Statements.

	Year Ended				Seven Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Operating revenues	$813,400	$849,500	$815,600	$513,500	$673,000

Loss from
continuing operations	(16,670,700)	(6,066,900)	(4,983,100)	(5,066,800)	(3,524,900)

Other income & expenses	2,302,700	(484,000)	465,100	(311,500)	(387,100)

(Loss) income before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	(14,368,000)	(6,550,900)	(4,518,000)	(5,378,300)	(3,912,000)

					Seven
	Year Ended				Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,

	2006	2005	2004	2003	2002
Minority interest in loss (income)
of consolidated subsidiaries	88,600	185,000	207,800	13,000	54,800

Benefit income taxes	15,331,600	--	--	--	--

Discontinued operations, net of tax	--	15,207,400	(1,938,500)	(2,060,400)	17,100

Cumulative effect of
accounting change	--	--	--	1,615,600	--

Preferred stock dividends	--	--	--	--	--

Net income (loss)
to common shareholders	$1,052,200	$8,841,500	$(6,248,700)	$(5,810,100)	$(3,840,100)

Per share financial data

Operating revenues	$0.04	$0.05	$0.05	$0.05	$0.06

Loss from
continuing operations	(0.88)	(0.38)	(0.38)	(0.44)	(0.33)

Other income & expenses	0.12	(0.03)	0.04	(0.03)	(0.03)

(Loss) income before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	(0.76)	(0.39)	(0.34)	(0.48)	(0.36)

					Seven
	Year Ended				Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,

	2006	2005	2004	2003	2002
Minority interest in loss (income)
of consolidated subsidiaries	--	--	0.02	0.00	--

Benefit income taxes	0.81	--	--	--	--

Discontinued operations, net of tax	--	0.94	(0.15)	(0.18)	--

Cumulative effect of
accounting change	--	--	--	0.14	--

Preferred stock dividends	--	--	--	--	--

Net (loss) income
per share, basic	$0.06	$0.55	$(0.48)	$(0.52)	$(0.36)

Net (loss) income
per share, diluted	$0.05	$0.55	$(0.48)	$(0.52)	$(0.36)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the calendar years ended December 31, 2006, 2005 and 2004.  The discussion contains forward-looking statements that involve risks and uncertainties.

General Overview

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged in the past in commercial real estate on a limited basis, and generally only in connection with acquiring mineral properties which included commercial real estate. Going forward, the Company intends to expand commercial real estate operations. Initially the Company will target multifamily housing in communities located in the Rocky Mountain area that are being impacted by the energy development.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.9%. The narrative discussion of this MD&A refers only to the Company but includes the consolidated financial statements of Crested, Plateau Resources Limited, Inc. ("Plateau"), USECC and other subsidiaries. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the year ended December 31, 2006.

Prior filings for previous periods, including the year ended December 31, 2004, included the consolidated financial statements of Rocky Mountain Gas, Inc. (“RMG”). On June 1, 2005, all of the outstanding stock of RMG was sold to Enterra US Acquisitions Inc. (“Acquisitions”), a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”), for $20 million in cash and securities. Financial statements in this Annual Report for the years ended December 31, 2006, 2005 and 2004 therefore do not include the balances of RMG, as all prior reported balances of RMG are eliminated and reported as discontinued operations.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. During 2005, the market prices for gold and uranium increased to levels which may allow the Company to place these properties into production or sell part or all of them to industry participants. Exploration work was resumed on the uranium properties in 2005 and new uranium properties were acquired during 2006.

Uranium - The price of uranium concentrate has increased from a five year low of $7.25 per pound in January 2001 to a five year high of $72 per pound in December 2006. During the first quarter of 2007 the price increase continued ($91 at March 12, 2007).

Gold - The five year low for gold was in 2001 when it hit $256 per ounce. The market price for gold has risen in subsequent years with the average annual price for gold at $603 in 2006, $445 in 2005, $410 in 2004, $363 in 2003 and $310 in 2004.

Molybdenum - Annual Metal Week Dealer Oxide mean prices averaged $25.55 per pound in 2006 compared with $32.94 per pound in 2005, $16.41 per pound in 2004, $5.32 in 2003 and $3.77 in 2002. Continued strong demand has outpaced supply over the past several years (deficit market conditions) and has reduced inventory levels throughout the industry. At March 9, 2007, the price was $28.25 per pound.

The rebound in the above commodity prices present opportunities. The Company holds what we consider to be significant mineral and related properties in gold and uranium, and received a significant molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006. In contrast to the prior five years, we now have cash on hand sufficient for general and administrative expenses, the continuation of our uranium property acquisition and exploration plan, and operation of the water treatment plant on the molybdenum property. Kobex Resources Ltd. is expected to pay the Lucky Jack molybdenum property permitting expenses and water treatment plan operating costs, and if the Uranium One contract is closed, additional cash will be available to acquire new mineral properties and pursue other business opportunities.

Management’s strategy to generate a return on shareholder capital is first, to demonstrate prospective value in the mineral properties sufficient to support substantial investments by large industry partners and second, to structure these investments to bring capital and long term development expertise to move the properties into production. There are uncertainties associated with this strategy. Please see the risk factors in this report.

Forward Looking Statements

This Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Principles of Consolidation - The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Crested (70.9%), Four Nines Gold, Inc. ("FNG") (50.9%), Sutter Gold Mining Inc. (“SGMI”) (49.6%), Yellow Stone Fuels, Inc. (“YSFI”) (49.1%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by USE and Crested, through which the bulk of their operations are conducted. Additional subsidiaries have been organized by the Company and include U.S. Moly Corp. (“USMC”) for molybdenum and InterWest, Inc. (“InterWest”) for real estate. The Company on a consolidated basis owns 90% of these subsidiaries with the remaining 10% being owned by employees, officers and directors of the Company.

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. Because of management control and debt to the Company which may be converted to equity, SGMI and YSFI are consolidated into the financial statements of the Company. Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated.

Marketable Securities - The Company accounts for its marketable securities (1) as trading, (2) available-for-sale or (3) held-to-maturity. Based on the Company's intent to sell the securities, its equity securities are reported as a trading security. The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Mineral Claims - We follow the full cost method of accounting for mineral properties. Accordingly, all costs associated with acquisition, development and capital equipment as well as construction of plant relating to mineral properties are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value. All associated general and administrative as well as exploration costs and expenses associated with mineral properties are expensed when incurred.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves, are amortized by applying the unit-of-production method using estimates of proved reserves. Investments in unproven properties and major construction and development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.

If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property is expensed.

Asset Impairments - We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value may not be recoverable.

Asset Retirement Obligations - The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred. The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the total liability on a quarterly basis for the future liability. Final determinations are made during the fourth quarter of each year. The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

Assets and Liabilities Held for Sale - Long lived assets and liabilities that will be sold within one year of the financial statements are classified as current. At December 31, 2006 the Company believed that its uranium assets in Wyoming, Utah, Colorado and Arizona would be sold within a twelve month period. All capitalized asset balances associated with these assets, including cash bonds pledged as collateral for reclamation liabilities, were therefore classified as Assets Held for Sale as of December 31, 2006. Likewise all asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at December 31, 2006. In the event that these assets and liabilities are not sold, they will be re-evaluated to insure that no impairment has taken place and re-classified as long term assets and liabilities.

Real Estate Held for Sale - The Company classifies Real Estate Held for Sale as assets that are not in production and management has made the decision to dispose of the assets.

The Company re-acquired by Foreclosure Sale the Ticaboo town site (“Ticaboo”) located in southern Utah near Lake Powell during 2006. Ticaboo includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993.

The Company has classified Ticaboo as Real Estate Held for Sale. The value of $1.8 million is the cost basis of the asset after the re-acquisition and the write off of the corresponding note receivable. Management believes that the fair value of the assets received in foreclosure approximates the carrying value of the note receivable.

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

Income Taxes - The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carry forwards. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. We recognized an income tax benefit of $15,096,600 by reducing the valuation allowance on the deferred income tax assets based upon our assessment that we will generate taxable income as a result of the transaction with sxr Uranium One Inc. for the sale of uranium assets (the Shootaring Canyon uranium mill in Utah, and unpatented uranium claims in Wyoming, Colorado, Arizona and Utah).

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

Recent Accounting Pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

FAS 157 In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Liquidity and Capital Resources

The Company continues to maintain a strong cash position. As of the year ended December 31, 2006 we had cash on hand of $16,973,500 which is an increase of $9,974,800 from the cash position at December 31, 2005 of $6,998,700. During the twelve months ended December 31, 2006 investing activities generated $13,833,200, financing activities generated $4,273,600 and operating activities consumed $8,132,000.

The Company sold 682,345 units of the Enterra Energy Trust (“Enterra”) units that were converted from the Enterra Acquisitions Class D (“Acquisitions”) shares on June 6, 2006. During the third quarter of 2006, these units were sold and resulted in the receipt of $8,304,300 in cash and a net loss of $900,500. As of December 31, 2006, the Company, through a consolidated subsidiary, YSFI, owned 15,616 shares of Enterra which were valued at $123,400. The Company also sold all of its consolidated minority interest in Pinnacle Gas Resources, Inc. (“Pinnacle”) for $13.8 million, resulting in a net gain of $10,815,600.

Although the Company’s cash position increased significantly during the year ended December 31, 2006, management intends to continue to seek industry partners or equity financing to fund mine exploration and development costs and also fund reclamation and general and administrative expenses.

On September 26, 2006, the Company signed a Settlement Agreement and Release with Phelps Dodge Corporation (“PD”) resulting in a $7,000,000 payment to PD as part of the final agreement. This settlement resulted in a cash savings of $538,300 from the $7,538,300 awarded to PD by the U.S. Federal District Court of Colorado on July 26, 2006. Funding for this settlement was derived from cash on hand which was provided by investing and financing activities.

The Company recorded a net loss before benefit from income taxes of $14,279,400, of which $8,608,500 consisted of non-cash transactions. The largest of these non-cash transactions were: depreciation, $510,900; accretion of asset retirement obligations relating to the Company’s mining properties, $766,500; loss on the valuation of the Enterra Acquisition units of $3,845,800; loss on valuation of the imbedded derivative associated with the Enterra Acquisitions D shares, $630,900; non-cash compensation relating to the 2001 stock award plan, expensing of employee options, accrual of executive retirement benefits and the accrual of the Employee Stock Ownership Plan, $1,328,600, and the expense associated with the extension and revaluation of warrants and the issuance of common stock for the payment of services for a total non cash services expense of $1,525,800.

These non-cash costs and expenses for the twelve months ended December 31, 2006 were offset by a gain of $3,063,600 on the sale of assets and a gain on the sale of the equity interest in Pinnacle of $10,815,600. The sale of assets represents primarily the cash and stock receipts from Uranium Power Corp. (“UPC”) for its payments toward the purchase of a 50% undivided interest in certain of our uranium properties.

During the year ended December 31, 2006, the Company received $8,304,300 from the sale of Enterra units; $13.8 million from the sale of the Pinnacle shares, $398,100 from the sale of the UPC shares and $60,300 from the sale of Dynasty shares which were shares of a non-affiliated company owned by SGMI. The Company also received $2,410,600 in proceeds from the sale of property and equipment. The cash proceeds from the sale of property and equipment relate primarily to the sale of miscellaneous equipment which was no longer needed and the cash received from UPC pursuant to its agreement. During the twelve months ended December 31, 2006, the Company purchased equipment to manage the Lucky Jack molybdenum property. The assets purchased consisted of a loader, vehicles and miscellaneous other smaller equipment. The net cash used in these purchases was $649,300. The acquisition and development drilling on mining claims during the year ended December 31, 2006 consumed $1.6 million. Of this amount $775,300 was expended by SGMI on its properties and the remainder was expended on the uranium properties which are subject to the sale of all the uranium assets to Uranium One.

Cash flows from financing activities were primarily as a result of the issuance of the Company’s common stock as a result of the exercise of stock warrants and options, $1,020,300; the issuance of SGMI common stock in private placements, $3,413,800 and proceeds from long term debt of $297,300 for the financing of the purchase of equipment and the financing of liability insurance premiums. These sources of cash from financing activities were off set by payments made on long term debt in the amount of $457,800.

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

Although the Company has sufficient liquidity due to the sale of its Enterra units and Pinnacle shares to fund limited exploration, development and reclamation projects on its mineral properties as well as general and administrative costs and expenses, it may need to continue to attract equity investors or industry partners to fully develop its mineral properties. During the quarter ended June 30, 2006, the Company entered into a three year financing agreement with Cornell Capital Partners, L.P., (“Cornell”), to establish a $50 million equity line of credit (the “Standby Equity Distribution Agreement or SEDA”). The Company issued 69,930 shares of its common stock and 100,000 warrants with an exercise price of $7.15 per share expiring in June 2009. As a result of the issuance of these shares and warrants the Company recorded a $727,300 non cash charge to earnings. Due to the Company’s sale of the Enterra units and Pinnacle shares, management of the Company determined that this type of financing was no longer needed. Effective October 31, 2006, the SEDA with Cornell was terminated.

Potential Merger of Crested with USE

On January 23, 2007, the Company and Crested signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1% is not owned by USE and approximately 70.9% is owned by USE), and the subsequent merger of Crested into the Company. The merger agreement was approved by all directors of both companies. The exchange ratio of 1 of the Company’s shares for each 2 Crested shares (not owned by the Company) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies, on December 20, 2006. The exchange ratio represents an approximate 12% premium to the relative stock prices between the two companies for the 30 days ended December 18, 2006.

Pursuant to the merger agreement, the Company will issue a total of approximately 2,802,481 shares of common stock to the minority holders of Crested common stock, including the shares equal to the equity value of options to buy Crested common stock underlying 1,700,000 options (exercise price of $1.71 per share) issued to employees, officers and directors of the Company (Crested has no employees itself), pursuant to the Crested incentive stock option plan (the “ISOP”) adopted by Crested and approved by its shareholders in 2004. The ISOP will be amended to allow for exercise of options by cashless exercise, and if the merger is to be consummated, immediately prior to that date, the Crested options will be so exercised, and the holders of the resulting Crested stock will be entitled to participate in the merger on the same exchange ratio basis as the current Crested minority shareholders.

The Company and its officers and directors have signed an agreement to vote their Crested shares in line with the vote of the holders of a majority of the Crested minority shares. The affirmative vote of the holders of a majority of the Crested outstanding shares is required to consummate the merger. The Company will not seek shareholder approval of the merger.

The Company may decline to consummate the merger, even after approval by the holders of a majority of the minority Crested shares, if the holders of more than 200,000 Crested shares perfect their rights to dissent from the merger under Colorado law. In addition, the Company or Crested may decline to consummate the merger if the ratio of the closing stock price of either company is 20% greater or less than the exchange ratio for two or more consecutive trading days, even if the merger has been approved by the holders of a majority of the minority Crested shares.

Consummation of the merger also is subject to (i) the Company delivering to the Crested minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by the Company) for a special meeting of the Crested shareholders to vote on the merger agreement; and (ii) satisfaction of customary representations and warranties in the merger agreement.

Navigant Capital Advisors, LLC is acting as financial advisor to the Company’s special committee, and Neidiger Tucker Bruner Inc. is acting as financial advisor to the Crested special committee. These firms have delivered opinions to the Company and Crested, to the effects that the exchange ratio is fair to the Company’s shareholders and to the Crested minority shareholders, respectively.

Management believes that the merger of Crested into the Company will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company.

Capital Resources

Contract to Sell Uranium Assets to Uranium One and the UPC Agreement

On February 22, 2007, the Company signed an asset purchase agreement with sxr Uranium One Inc. (“Uranium One”), and certain of its private subsidiary companies. If this agreement is closed, Uranium One will buy all the uranium assets and take over the Company’s rights in the UPC purchase and mining venture. These proceeds will substantially enhance liquidity, and with respect to UPC, the receipt of approximately $5 million from Uranium One for UPC’s future obligations under its purchase agreement with the Company will eliminate the uncertainty associated with UPC making those payments under the UPC purchase agreement (UPC would be paying Uranium One following the closing of the asset purchase agreement).

Kobex Resources Ltd. Agreement

On October 6, 2006, the Company signed an agreement (amended December 7, 2006) giving Kobex Resources Ltd. (“KBX”) an option to acquire up to a 65% interest in the Lucky Jack molybdenum property. The principal financial benefit to be realized in 2007 and thereafter by the Company of Kobex performance under the agreement, is that Kobex will fund substantial costs and expenses which otherwise may have to be funded by the Company (including paying for the water treatment plant, obtain necessary permits, and have performed a bankable feasibility study preparatory to mining or selling the property). See “Lucky Jack Molybdenum Property” below.

Sutter Gold

During the second quarter of 2006, SGMI raised $3,171,500 of net proceeds from two private placements of its common stock. SGMI also received and additional $242,300 from the exercise of options and warrants. Proceeds from these private placements were used to fund a combined underground and surface diamond drill program during 2006 and the first quarter of 2007. As of December 31, 2006 SGMI had $1,618,300 on hand. The results of the drilling program are still being reviewed and studied. If warranted, a feasibility study on the SGMI property, which is an advanced stage gold project in the historic Mother Lode district located about 50 miles southeast of Sacramento, California, will be conducted.

Line of Credit

The Company has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment. This line of credit is used for short term working capital needs associated with operations. At December 31, 2006, the entire amount of $500,000 under the line of credit was available to the Company.

Cash on Hand

As discussed above the Company has monetized certain of its assets which have provided cash that will continue to be used to fund general and administrative expenses, limited exploration, development and required remedial work on its mineral properties and the maintenance of those properties and associated facilities such as the water treatment plant at the Lucky Jack property until such time as an industry partner is secured to develop the properties or they are sold.

Capital Requirements

The direct capital requirements of the Company during 2007 remain its general and administrative costs, exploration and drilling costs, the holding costs of the Sheep Mountain uranium properties in Wyoming, required reclamation work on the Sheep Mountain properties, the Shootaring Canyon uranium mill (“Shootaring”) in Utah, other uranium properties in southern Utah, Colorado and Arizona, the operation of a water treatment plant at the Lucky Jack molybdenum property and the maintenance and projected acquisition and development of real estate in the form of raw land and multifamily rental units.

Maintaining Mineral Properties

Uranium Properties

The average care and maintenance costs associated with the Sheep Mountain uranium mineral properties in Wyoming is approximately $200,000 per year of which UPC is required to pay 50% annually. In addition, UPC, as disclosed under Capital Resources, is responsible for the funding of the majority of the proposed exploration and drilling costs associated with the Company’s uranium properties during the year. Further, these uranium properties are subject to the sale agreement with Uranium One discussed above. In the event that the Uranium One agreement is successfully closed, Uranium One has agreed to reimburse the Company for any pre-approved costs associated with the properties from July 10, 2006 to date of closing. It is therefore projected that although the Company will pay the holding costs associated with the uranium properties until the time of the closing with Uranium One there will be no net consumption of cash for these properties during 2007 if the transaction with Uranium One closes.

Lucky Jack Molybdenum Property

The Company re-acquired the Lucky Jack molybdenum property from Phelps Dodge Corporation (“PD”) on February 28, 2006. The property was returned to the Company by PD in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. PD became the successor owner of the property in 1999. On September 26, 2006, the Company paid PD $7,000,000 as the final settlement of the July 26, 2006 Judgment of $7,538,300 awarded by the U.S. Federal District Court of Colorado to PD.

Conveyance of the property by PD to the Company also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. Operating costs for the water treatment plant are expected to approximate $1.5 million annually. In an effort to assure continued compliance, the Company has retained the technical expert and the contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On October 6, 2006 the Company entered into an agreement with KBX to potentially pay the standby and water treatment costs associated with the Lucky Jack property. See discussion above under Capital Resources. Until such time as the Company is able to find an industry partner to participate in the Lucky Jack property it will be responsible for one half of the costs of holding the property which will be significant

Sutter Gold Mining Inc. Properties

SGMI initiated an 18,000 foot underground and surface drilling program during the second quarter 2006, to further delineate and define potential resources at the property. The 2006 drill program included both underground and surface holes. As of September 30, 2006, 15 out of the 24 planned underground step-out and infill drill holes have been completed, which represents approximately 3,000 feet of the overall 18,000 foot surface and underground drill program. On September 14, 2006, Sutter announced that it intersected three new mineralized zones plus significant extensions to four shoots hosting previously reported mineral resources. The 9 to 12 hole surface drill program is to grid test an area containing what may be another significant mineralized zone in the K5 Vein, historically mined on Sutter's property at the South Spring Hill Mine.

Capital to fund these projects was obtained from private placements of SGMI’s common stock. See Capital Resources above. SGMI is seeking additional funding for its drilling operations as well as engineering and geologic studies which are needed to raise sufficient capital to place the property into production.

Debt Payments

Debt to non-related parties at December 31, 2006 was $1,232,100 of which $937,200 will become payable during the year ending December 31, 2007. The largest component of the current debt payable is related to one of the Company’s aircraft. The balance of the debt consists of debt related to the purchase of vehicles, equipment and the financing of insurance policy premiums.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mineral properties and the Shootaring mill in Utah at December 31, 2006 is $4,117,400. This liability is fully collateralized by restricted cash investments of $6,883,200. It is currently anticipated that the reclamation of the Plateau uranium mill will not commence until 2033.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at December 31, 2006 is $2,409,800 and is collateralized by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and cash bonds in the amount of $575,000.

In the event that the proposed transaction with Uranium One is successfully closed, the asset retirement obligations associated with the Shootaring mill and the Sheep Mountain uranium properties will be assumed by Uranium One. As a result of the assumption of those asset retirement obligations, the government agencies which hold various assets pledged against these obligations, would return those assets to the Company. Specifically, the pledge of the Company’s corporate headquarters office building would be released and the building would be owned free and clear of any debt or obligation, and the $6.8 million cash bond pledged for the Shootaring Canyon Mill would be released to the Company. The release of these assets to the Company is dependent on the closing of the transaction with Uranium One.

The Company accounts for long lived assets and liabilities held for sale pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Due to the Uranium One agreement to purchase the uranium assets, discussed above under Capital Resources, and Management’s belief that the actual sale of these assets will occur within calendar 2007, the long term assets and liabilities associated with these properties are classified as current assets and liabilities. (See Notes B, E and K to the financial statements).

The asset retirement obligation for Sutter at December 31, 2006 is $22,400 which is covered by a cash bond. It is not anticipated that any cash resources will be used for asset retirement obligations at Sutter during the year ending December 31, 2007.

As a result or the re-acquisition of the Lucky Jack molybdenum property during the six months ended June 30, 2006, the Company recorded an asset retirement obligation of $88,100. An additional $13,900 in asset retirement obligation liability was accreted during the year ended December 31, 2006 resulting in a total reclamation liability at the Lucky Jack project of $102,000 as of December 31, 2006. It is not anticipated that this reclamation work will occur in the near term.

InterWest

On January 8, 2007, InterWest, Inc., through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,268,800. Subject to satisfaction of conditions, contract closing is expected in March 2007. InterWest also signed a Development Agreement with P.E.G. Development, LLC to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture (estimated at $698,000) necessary to construct multifamily housing on the property; construction would commence in second quarter 2007. The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000. Total land purchase and construction costs are estimated to be between $22 and $25 million.

A substantial part of total costs may be funded with commercial loans, and the Company may seek private investors to offset the equity component (estimated at 20% of total costs). If the Uranium One contract is not closed, InterWest may sell the property with the planning permit, instead of building the complex.

Other

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of their work, the board of directors from time to time has accepted the recommendation of the Compensation Committee to grant a bonus to employees and directors when major transactions are closed.

Results of Operations

During the years ended December 31, 2005 and December 31, 2004 the Company discontinued certain operations. Reclassifications to previously published financial statements have therefore been made to reflect ongoing operations and the effect of the discontinued operations.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Operating revenues were reduced by $36,100 to $813,400 at December 31, 2006 from $849,500 at December 31, 2005. Components of this reduction of revenues were reductions in real estate operations of $68,300 which was offset by an increase in management fees of $32,200. Revenues from real estate operations decreased primarily as a result of the Company selling one of its office buildings which was no longer needed. Management fees increased due to billable services under the Uranium One and KBX agreements. Mineral property holding costs increased by $936,500 during the year ended December 31, 2006 to $2,312,800 as compared to $1,376,300 during the year ended December 31, 2005. The increase in mineral property holding costs is due to the increased geological and engineering activity on the Company’s mineral properties and the holding costs associated with the Lucky Jack molybdenum property and associated water treatment plant. The water treatment plant and other Lucky Jack property costs were approximately $125,000 per month. These costs will now be paid by KBX as their capital contributions under the agreement. If the KBX transaction does not continue, the Company will remain responsible for these holding costs.

General and Administrative expenses increased by $7,064,000 during the year ended December 31, 2006 over those recorded during the prior year. This increase in General and Administrative expenses is as a result of (1) the payment of a $3 million bonus distributed amongst all employees of the Company (2) the settlement of other litigation, $395,000 (3) maintenance for the Company’s airplane $353,700 (4) an increase of general and administration costs at Sutter of $302,000 due to the drilling program and associated increased number of employees as well as non-cash expenditures of: (a) the expensing of employee options pursuant to SFAS 123(R) which vested in 2006, $273,600; (b) accrual of the executive retirement benefits adopted in October 2005, $419,400, and (c) increased professional services paid for through the issuance of common stock and the extension of warrants, $347,900.

During the December 31, 2006, the Company recognized $3,063,600 from the sale of assets while during the year ended December 31, 2005 the Company recognized $1,311,200 from the sale of assets. This increase of $1,752,400 was primarily due to cash and common stock payments from UPC along with the sale of a no longer needed office building, $126,500, and the sale of miscellaneous equipment.

During calendar 2006, the Company recognized a non-cash loss of $630,900 from the valuation of the imbedded derivative associated with the Acquisitions Class D shares discussed above under Capital Resources. Further, the Company recorded a non-cash loss of $3,845,800 due to the depressed price of the Enterra units at the time that the Acquisitions Class D shares were exchanged for units of Enterra along with management’s decision to sell the Enterra units during the third quarter of 2006. During the year ended December 31, 2005, the Company recorded a non-cash gain from the valuation of the imbedded derivative of $630,900.

The Company recorded a net gain of $10,815,600 on the sale of its equity ownership in Pinnacle during the year ended December 31, 2006 The Company received $13.8 million in cash as a result of the sale. From that amount, the Company deducted $2.0 million due to Enterra and its cost basis in Pinnacle of $957,700 for the net gain of $10,815,600. No similar gain was recorded during 2005.

Interest revenues increased by $327,100 during the twelve months ended December 31, 2006 over those amounts of interest revenues recorded during calendar 2005. The reason for the increase in interest revenues is larger sums of cash being invested for longer periods of time during 2006. Interest expense decreased during the year ended December 31, 2006 by $3,919,600 from the amount of interest expense recorded during 2005. The reason for the decrease in interest expense is that there were no major financing activities with prepaid interest and attached warrants during the year ended December 31, 2006 while there were such financings during the year ended December 31, 2005. Dividend income increased during the year ended December 31, 2006 over those recognized during the year ended December 31, 2005 due to dividends being paid on the units of Enterra that the Company owned prior to them being sold.

The Company recognized a loss before benefit from income taxes of $14,279,400 or $0.77 per share during the year ended December 31, 2006. The Company recorded a benefit from income taxes as a result of the accounting for the valuation allowance and deferred tax assets of $15,096,600 and a current benefit from income taxes of $235,000 do to the refund of prior year taxes paid. (See Note H to financial statements.) The Company therefore recorded a net gain of $1,052,200 or $0.06 per share for the twelve months ended December 31, 2006 as compared to a gain of $8,841,500 or $0.55 per share during the year ended December 31, 2005. Operations for year ended December 31, 2005 resulted in a gain as a result of the sale of RMG. The payment of the $7.0 million settlement to PD was the single largest contributor of the loss incurred during the year ended December 31, 2006. This settlement was a one time charge to earnings.

Although operations resulted in losses during the year ended December 31, 2006; the Company recorded a net increase of cash of $9,974,800 or $0.54 per share. This increase in cash is net of the $7.0 million payment to PD and is a result of the sale of the Enterra units and the equity ownership of Pinnacle.

Management of the Company continues to seek industry partners to either purchase its equity position in mineral properties or to participate in the development of those properties. The Company has several major mineral properties and assets. The projected sale of the uranium related properties to Uranium One will produce not only positive cash flow to the Company during the year ended December 31, 2007 but also significant net income. The transaction with KBX on the Lucky Jack molybdenum property will likewise provide capital to put the property into production and will relieve the Company of ongoing care and maintenance costs of the Lucky Jack Property.

Management plans to take the proceeds from the Uranium One and KBX transactions and invest in real estate developments as well as acquire additional mineral properties and other profitable ventures. Management believes that it has positioned itself for long term positive growth through such asset acquisition, enhancement through competent management and ultimate disposal.

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

Operating costs and expenses incurred in operations during the year ended December 31, 2005 increased $1,117,700 over those costs and expenses recognized from operations during the prior year. Expenses from real estate operations remained constant during the year ended December 31, 2005 when compared with those expenses incurred during the year ended December 31, 2004. Mineral holding costs increased during the year ended December 31, 2005 over those cost recorded during the previous year by $256,300. The increase in mine holding costs were as a result of increased activity on the properties that the Company holds for the development of uranium and gold as well as work done on the molybdenum property returned by PD.

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

Officers of the Company, USE and RMG received the following bonuses: Mark Larsen, President of RMG $140,000, officers of the Company and USE - Keith Larsen and Scott Lorimer $40,000 each, and John L. Larsen, Daniel P. Svilar and Harold F. Herron $20,000 each. In addition to these officers, Mr. Steve Youngbauer who serves as Assistant General Counsel to Mr. Svilar, received a bonus of $40,000. There were two additional members of John L. Larsen’s family who received bonuses for a total compensation amount of bonuses to Mr. Larsen’s family of $226,000. The total amount paid in bonuses to the directors, officers and employees for work in closing the Enterra purchase of RMG was $470,800 which represents 2.5% of the total consideration received by the Company and its affiliates from the sale of RMG to Enterra.

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

During the year ended December 31, 2005, other income and expenses resulted in a loss of $484,000 while other income and expenses recognized during the year ended December 31, 2004 resulted in income of $465,100. The primary changes in other income during the year ended December 31, 2005 were (1) a gain of $1,311,200 recognized on the sale of assets, (2) a gain of $1,038,500 from the sale of marketable securities, (3) a decrease of $538,600 in the revenues recorded from the sale of investments (4) gain on the valuation of the derivative associated with the Acquisitions Class D shares of $630,900 discussed above (5) dividend income of $44,700 (6) an increase of $69,400 in interest income over interest income recognized during the previous year. These increases in other income were offset by a significant increase in interest expense of $3,458,900 over the interest expense recognized during the previous year to a total of $4,032,200 in interest expense during the year ended December 31, 2005.

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

Interest expense increased from $573,300 during the twelve months ended December 31, 2004 by $3,458,900 to $4,032,200 during the twelve months ended December 31, 2005. The reason for the increase in interest expense is related directly to the senior convertible debentures which were issued in February 2005 in the amount of $4,000,000 with $720,000 of prepaid interest (please see Capital Resources above), and the debt to Geddes. Both of these debt instruments were retired in full during 2005. The Company recognized $164,600 in interest expense, paid with cash, and the amortization of $273,000 of the remaining discount taken on the Geddes loan for total interest related to the Geddes loan of $437,600. The senior convertible debentures had prepaid interest of $720,000 and a discount on the note of $1,029,800 due to the issue of warrants to the holder of the note and a beneficial conversion factor of $1,669,500 for total interest expense of $3,419,300. The remaining interest of $175,300, which was paid during the year ended December 31, 2005, was on various notes for equipment and the Company’s aircraft.

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

Future Operations

Management intends to take advantage of the opportunities presented by the recent and future projected market prices for all the minerals with which it is involved. If the Uranium One contract is closed, we intend to acquire new mineral properties and pursue new business opportunities, including real estate development in the communities impacted by significant energy development in the Rocky Mountain region. Long term, we intend to be prepared to pay our share holding and development costs associated with the Lucky Jack property after Kobex Resources Ltd. completes its option payments and property expenditure obligations.

Accordingly, even if the Uranium One contract is closed, future property acquisitions and development work may require large amounts of cash, of which the Company may have to obtain from industry or equity partners.

Effects of Changes in Prices

Mineral operations are significantly affected by changes in commodity prices. As prices for a particular mineral increase, prices for prospects for that mineral also increase, making acquisitions of such properties costly and sales advantageous. Conversely, a price decline facilitates acquisitions of properties containing that mineral, but makes sales of such properties more difficult. Operational impacts of changes in mineral commodity prices are common in the mining industry.

Uranium and Gold. Changes in the prices of uranium and gold will affect our operational decisions the most. Currently, both gold and uranium have experienced an increase in price. We continually evaluate market trends and data and are seeking financing or a joint venture to place the Company’s gold and uranium properties in production.

Molybdenum. The mean price of molybdenum at December 31, 2006 was $25.125 per pound (Metal Prices.com). Production from the Lucky Jack project will have a very long life and changes in prices of molybdenum would affect the revenues from that property. We anticipate that a significant decrease in price would have to occur for the Lucky Jack project to be unprofitable. However, we can’t predict how long the permitting process for this project will be, or if the process ultimately will be successful.

Contractual Obligations

We had two divisions of contractual obligations at December 31, 2006: Debt to third parties of $1,232,100 and asset retirement obligations of $124,400. The debt will be paid over a period of five years and the retirement obligations will be retired during the next 34 years. The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,232,100	$937,200	$265,100	$29,800	--

Other long-term liabilities	124,400	--	--	--	124,400
Totals	$1,356,500	$937,200	$265,100	$29,800	$124,400

ITEM 8. Financial Statements

Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

Report of Independent Registered Public Accounting Firm

U.S. Energy Corp. Board of Directors

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Moss Adams LLP
Scottsdale, Arizona

March 30, 2007

Report of Independent Registered Public Accounting Firm

U.S. Energy Corp. Board of Directors

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$16,973,500	$6,998,700
Marketable securities
Trading securities	123,400	--
Available for sale securities	1,148,500	328,700
Accounts receivable
Trade, net of allowance
of $0 and $32,300, respectfully	156,000	251,400
Affiliates	188,900	14,100
Note receivable	560,500	--
Assets held for sale	9,686,300	--
Deferred tax assets	14,321,600	--
Inventories	33,700	32,700
Prepaid expenses and other current assets	132,800	215,000
Total current assets	43,325,200	7,840,600

INVESTMENTS:
Non-affiliated companies	--	14,760,800
Marketable securities, held-to-maturity	--	6,761,200
Other	27,000	54,900
Total investments	27,000	21,576,900

PROPERTIES AND EQUIPMENT:
Land	711,300	716,600
Undeveloped mining claims	788,600	739,400
Buildings and improvements	4,869,600	5,941,100
Machinery and equipment	5,194,000	4,676,900
Proved oil and gas properties, full cost method	--	1,773,600
Total properties and equipment	11,563,500	13,847,600
Less accumulated depreciation,
depletion and amortization	(5,454,200)	(7,481,800)
Net properties and equipment	6,109,300	6,365,800

OTHER ASSETS:
Note receivable trade	10,000	20,800
Deferred tax assets	610,200	--
Real estate held for resale	1,819,700	1,819,700
Deposits and other	--	482,900
Total other assets	2,439,900	2,323,400
Total assets	$51,901,400	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	December 31,
	2006	2005

CURRENT LIABILITIES:
Accounts payable	$1,115,000	$433,000
Accrued compensation expense	1,190,200	177,100
Current portion of asset retirement obligations	--	233,200
Current portion of long-term debt	937,200	156,500
Refundable deposits	800,000	--
Liabilities held for sale	7,375,800	--
Other current liabilities	177,000	232,400
Total current liabilities	11,595,200	1,232,200

LONG-TERM DEBT, net of current portion	294,900	880,300

ASSET RETIREMENT OBLIGATIONS,
net of current portion	124,400	5,669,000

OTHER ACCRUED LIABILITIES	462,700	1,400,500

MINORITY INTERESTS	4,700,200	1,767,500

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
297,540 and 442,740 shares issued, respectively
forfeitable until earned	1,746,600	2,599,000

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 19,659,591
and 18,825,134 shares issued net of
treasury stock, respectively	196,600	188,200
Additional paid-in capital	72,990,700	68,005,600
Accumulated deficit	(39,101,900)	(40,154,100)
Treasury stock at cost,
497,845 and 999,174 shares respectively	(923,500)	(2,892,900)
Unrealized gain (loss) on marketable securities	306,000	(98,100)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	32,977,400	24,558,200
Total liabilities and shareholders' equity	$51,901,400	$38,106,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Real estate operations	$217,700	$286,000	$256,100
Management fees and other	595,700	563,500	559,500
	813,400	849,500	815,600

OPERATING COSTS AND EXPENSES:
Real estate operations	309,700	306,300	295,500
Mineral holding costs	2,312,800	1,376,300	1,120,000
Asset retirement obligations	854,600	(1,709,200)	346,700
General and administrative	14,007,000	6,943,000	3,957,500
Provision for doubtful accounts	--	--	79,000
	17,484,100	6,916,400	5,798,700

LOSS BEFORE INVESTMENT AND PROPERTY TRANSACTIONS:	(16,670,700)	(6,066,900)	(4,983,100)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	3,063,600	1,311,200	46,300
(Loss) gain on sale of marketable securities	(867,300)	1,038,500	--
Gain on sale of investments	10,815,600	117,700	656,300
(Loss) gain from valuation of derivatives	(630,900)	630,900	--
Loss from Enterra share exchange	(3,845,800)	--	--
Settlement of litigation	(7,000,000)	--	--
Dividends	147,800	44,700	--
Interest income	732,300	405,200	335,800
Interest expense	(112,600)	(4,032,200)	(573,300)
	2,302,700	(484,000)	465,100

LOSS BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS
AND INCOME TAXES	(14,368,000)	(6,550,900)	(4,518,000)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	88,600	185,000	207,800

LOSS BEFORE DISCONTINUED
OPERATIONS AND
INCOME TAXES	(14,279,400)	(6,365,900)	(4,310,200)

DISCONTINUED OPERATIONS, net of taxes
Gain on sale of discontinued segment	--	15,533,500	--
Loss from discontinued operations	--	(326,100)	(1,938,500)
	--	15,207,400	(1,938,500)

(LOSS) INCOME BEFORE
INCOME TAXES	(14,279,400)	8,841,500	(6,248,700)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

	Year ended December 31,
	2006	2005	2004

INCOME TAXES:
Current benefit	235,000	--	--
Deferred benefit	15,096,600	--	--
	15,331,600	--	--

NET INCOME (LOSS)	$1,052,200	$8,841,500	$(6,248,700)

PER SHARE DATA
Basic earnings per share
Income (loss) from continuing operations	$0.06	$(0.39)	$(0.33)
Income (loss) from discontinued operations	--	0.94	(0.15)
	$0.06	$0.55	$(0.48)

Diluted earnings per share
Income (loss) from continuing operations	$0.05	$(0.39)	$(0.33)
Income (loss) from discontinued operations	--	0.94	(0.15)
	$0.05	$0.55	$(0.48)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	18,461,885	16,177,383	13,182,421

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	21,131,786	16,177,383	13,182,421

The accompanying notes are an integral part of these statements.

U.S. ENERGY & AFFILIATES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Unrealized
			Additional		Loss on			Unallocated	Total
	Common Stock		Paid-In	Accumulated	Hedging	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Deficit	Activities	Shares	Amount	Contribution	Equity

Balance December 31, 2003	12,824,698	$128,200	$52,961,200	$(43,073,000)	$--	966,306	$(2,765,100)	$(490,500)	$6,760,800

Net loss	--	--	--	(6,248,700)	--	--	--	--	(6,248,700)
Unrealized loss on
hedging activities	--	--	--	--	(436,000)	--	--	--	(436,000)
Comprehensive income									(6,684,700)

Funding of ESOP	70,439	700	207,800	--	--	--	--	--	208,500

Release of forfeitable stock	23,140	200	121,700	--	--	1,000	5,700	--	127,600
Issuance of common stock
from stock warrants	125,000	1,300	249,800	--	--	--	--	--	251,100
Issuance of common stock
in stock compensation plan	50,000	500	127,900	--	--	--	--	--	128,400
Issuance of common stock
to retire debt	476,833	4,700	1,068,200	--	--	--	--	--	1,072,900
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	5,000	(20,500)	--	(20,500)
Issuance of common stock
to RMG investors	882,239	8,900	1,803,700	--	--	--	--	--	1,812,600
Issuance of common stock
warrants to RMG investors	--	--	291,500	--	--	--	--	--	291,500
Issuance of common stock
to purchase property	678,888	6,800	1,976,300	--	--	--	--	--	1,983,100
Issuance of common stock
in a private placement	100,000	1,000	349,000	--	--	--	--	--	350,000

Balance December 31, 2004(1)	15,231,237	$152,300	$59,157,100	$(49,321,700)	$(436,000)	972,306	$(2,779,900)	$(490,500)	$6,281,300

(1)Total Shareholders' Equity at December 31, 2004 does not include 442,740 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 814,496 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.

The accompanying notes are an integral part of these statements.

U.S. ENERGY & AFFILIATES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(continued)
					Unrealized	Unrealized
			Additional		Loss on	Loss on			Unallocated	Total
	Common Stock		Paid-In	Accumulated	Marketable	Hedging	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Deficit	Securitis	Activities	Shares	Amount	Contribution	Equity

Balance December 31, 2004	15,231,237	$152,300	$59,157,100	$(49,321,700)	$--	$(436,000)	972,306	$(2,779,900)	$(490,500)	$6,281,300

Net income	--	--	--	8,841,500	--	--	--	--	--	8,841,500
Unrealized loss on
on marketable securities	--	--	--	--	(98,100)	--	--	--	--	(98,100)
Unrealized gain on
hedging activities	--	--	--	--	--	436,000	--	--	--	436,000
Comprehensive income										9,179,400

Funding of ESOP	56,494	500	262,100	--	--	--	--	--	--	262,600

Sale of Rocky Mountain Gas	--	--	(4,132,300)	326,100	--	--	--	--	--	(3,806,200)
Issuance of common stock
to outside directors	11,475	100	35,500	--	--	--	--	--	--	35,600
Issuance of common stock
from stock warrants	910,362	9,100	3,309,300	--	--	--	--	--	--	3,318,400
Issuance of common stock
in stock compensation plan	60,000	600	254,100	--	--	--	--	--	--	254,700
Issuance of common stock
to retire debt	1,942,387	19,500	4,700,600	--	--	--	--	--	--	4,720,100
Treasury stock from the sale
of Rocky Mountain Gas	--	--	--	--	--	--	21,868	(92,500)	--	(92,500)
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	--	5,000	(20,500)	--	(20,500)
Issuance of common stock
to RMG investors	331,538	3,300	1,162,300	--	--	--	--	--	--	1,165,600
Issuance of common stock
attached to company debt	--	--	2,895,700	--	--	--	--	--	--	2,895,700
Issuance of common stock
from employee stock options	281,641	2,800	170,900	--	--	--	--	--	--	173,700
Issuance of common stock
warrants for services	--	--	190,300	--	--	--	--	--	--	190,300

Balance December 31, 2005(1)	$18,825,134	$188,200	$68,005,600	$(40,154,100)	$(98,100)	$--	$999,174	$(2,892,900)	$(490,500)	$24,558,200

(1)Total Shareholders' Equity at December 31, 2005 does not include 442,740 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 834,783 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.

The accompanying notes are an integral part of these statements.

U.S. ENERGY & AFFILIATES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(continued)
					Unrealized
			Additional		Gain (Loss) on			Unallocated	Total
	Common Stock		Paid-In	Accumulated	Marketable	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Deficit	Securities	Shares	Amount	Contribution	Equity

Balance December 31, 2005	18,825,134	$188,200	$68,005,600	$(40,154,100)	$(98,100)	999,174	$(2,892,900)	$(490,500)	$24,558,200

Net income	--	--	--	1,052,200	--	--	--	--	1,052,200
Unrealized gain on
marketable securities	--	--	--		404,100	--	--	--	404,100
Comprehensive income									1,456,300

Funding of ESOP	70,756	700	351,600	--	--	--	--	--	352,300

Release of forfeitable stock	145,200	1,500	850,900	--	--	--	--	--	852,400

Issuance of common stock
to outside directors	3,140	--	18,000	--	--	--	--	--	18,000
Issuance of common stock
from employee stock options	220,022	2,200	195,900	--	--	--	--	--	198,100
Issuance of common stock
from stock warrants	226,015	2,300	819,900	--	--	--	--	--	822,200
Issuance of common stock
in stock compensation plan	57,500	600	290,200	--	--	--	--	--	290,800
Sale of Treasury Stock to
Enterra Energy Trust	--	--	--	--	--	(506,329)	2,000,000	--	2,000,000
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	5,000	(30,600)	--	(30,600)
Vesting of stock options
issed to employees	--	--	273,600	--	--	--	--	--	273,600
Issuance of common stock
warrants for services	--	--	743,200	--	--	--	--	--	743,200
Issuance of common stock
for services	111,824	1,100	635,300	--	--	--	--	--	636,400
Changes in minority interest	--	--	806,500	--	--	--	--	--	806,500
Balance December 31, 2006(1)	19,659,591	$196,600	$72,990,700	$(39,101,900)	$306,000	497,845	$(923,500)	$(490,500)	$32,977,400

(1)Total Shareholders' Equity at December 31, 2006 does not include 297,540 shares currently issued but forfeitable if certain conditions are not met by the recipients. "Basic and Diluted Weighted Average Shares Outstanding" also includes 322,424 shares of common stock held by majority-owned subsidiaries, which, in consolidation, are treated as treasury shares.

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,052,200	$8,841,500	$(6,248,700)
Adjustments to reconcile net (loss) gain
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(88,600)	(185,000)	(397,700)
Amortization of deferred charge	--	--	343,400
Depreciation	510,900	386,300	381,700
Accretion of asset
retirement obligations	766,500	366,700	346,700
Subsequent recognition and measurement
of asset retirement obligations	(105,200)	(2,075,900)	--
Amortization of debt discount	--	3,168,700	263,700
Noncash interest expense	--	720,000	--
Provision for doubtful accounts	--	--	79,000
Recognition of deferred gain	--	--	(16,700)
Gain on sale of assets	(3,063,600)	(1,311,200)	(19,300)
Gain on sale of investments	(10,815,600)	--	--
Loss from Enterra share exchange	3,845,800	--	--
Loss (gain) from valuation of derivatives	630,900	(630,900)	--
Gain on sale of discontinued segment	--	(15,533,500)	--
Loss (gain) on sale of marketable securities	867,300	(1,038,500)	(656,300)
Proceeds from the sale of trading securities	8,304,300	--	--
Benefit from deferred tax assets	(15,096,600)	--	--
Noncash compensation	1,328,600	688,500	336,900
Noncash services	1,525,800	125,900	50,400
Net changes in assets and liabilities:
Accounts receivable	(79,400)	(166,000)	(16,400)
Other assets	(153,900)	183,700	(83,100)
Accounts payable	682,000	(700)	(67,800)
Accrued compensation expense	1,013,100	(4,600)	1,700
Refundable deposits	800,000	--	--
Reclamation and other liabilities	(56,500)	407,300	(179,800)
NET CASH USED IN
OPERATING ACTIVITIES	(8,132,000)	(6,057,700)	(5,882,300)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	$551,000	$5,916,600	$--
Sale of RMG	--	(270,000)	--
Proceeds from sale investments	13,800,000	--	656,300
Acquisition of unproved mining claims	(1,604,700)	(710,900)	--
Proceeds on sale of property and equipment	2,410,600	1,087,400	21,400
Purchase of property and equipment	(649,300)	(376,000)	(93,400)
Investment in note receivable	(560,500)	--	--
Net change in restricted investments	(94,100)	13,600	21,900
Net change in notes receivable	(19,800)	53,600	11,300
Net change in investments in affiliates	--	--	(64,500)
NET CASH PROVIDED
BY INVESTING ACTIVITIES	13,833,200	5,714,300	553,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,020,300	3,492,100	601,100
Issuance of subsidiary stock	3,413,800	--	856,000
Proceeds from long term debt	297,300	4,064,900	3,311,600
Repayments of long term debt	(457,800)	(3,380,400)	(512,500)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	4,273,600	4,176,600	4,256,200

Net cash used in operating activities of
discontinued operations	--	(453,500)	1,330,700
Net cash used in investing activities of
discontinued operations	--	(215,000)	(5,628,500)
Net cash used in financing activities of
discontinued operations	--	(8,500)	5,128,600

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	9,974,800	3,156,200	(242,300)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	6,998,700	3,842,500	4,084,800

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$16,973,500	$6,998,700	$3,842,500

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$235,000	$--

Interest paid	$112,600	$257,900	$1,065,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
	Year ended December 31,
	2006	2005	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Enterra shares
to tradable units	$13,880,100	$--	$--

Issuance of stock warrants in
conjunction with agreements	$727,300	$--	$--

Acquisition of assets
through issuance of debt	$355,800	$113,400	$--

Unrealized loss/gain	$557,000	$--	$--

Satisfaction of receivable - employee
with stock in company	$30,600	$20,500	$20,500

Issuance of stock warrants in
conjunction with debt	$--	$2,781,200	$291,500

Issuance of stock as conversion of
subsidiary stock	$--	$1,165,600	$--

Issuance of stock for services	$--	$100,000	$--

Issuance of stock to satisfy debt	$--	$4,000,000	$1,072,900

Foreclosure of note receivable Cactus Group	$--	$2,926,400	$--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

A. BUSINESS ORGANIZATION AND OPERATIONS:

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966. U.S. Energy Corp. and subsidiaries (the "Company" or "USE") engages in the acquisition, exploration, holding, sale and/or development of mineral properties and through April 2006 - the production of petroleum properties and marketing of minerals. Principal mineral interests are in uranium, gold and molybdenum. The Company is pursuing various financing opportunities to put its uranium and gold properties, which are all in a shut down status, into production. The Company also historically participated in the development and production of coalbed methane gas through a non consolidated investee, Rocky Mountain Gas, Inc. (“RMG”), which was sold during the year ended December 31, 2005. (See Note L) The Company holds various real and personal properties used in commercial activities. Most of the Company's activities are conducted through subsidiaries and through the USECC Joint Venture (“USECC”) discussed below and in Note D.

The Company is engaged in the maintenance of two uranium properties, one in southern Utah, and a second group consisting of mining claims in Wyoming and a state lease known as the Sheep Mountain uranium properties. The property in southern Utah includes a uranium processing mill known as the Shootaring Canyon Mill (“Shootaring” or “Shootaring Mill”). Sutter Gold Mining, Inc. ("SGMI"), a Canadian corporation owned 49.6% by the Company at December 31, 2006, manages the Company's interest in gold properties. The Company also owns 100% of the outstanding stock of Plateau Resources Limited (“Plateau”), which was on standby at December 31, 2006. The Company has applied with the State of Utah to change the status of the permit on the mill from standby to operational.

Sutter Gold Mining Inc. (“SGMI”), a Canadian corporation owned 49.6% by the Company at December 31, 2006, manages the Company’s interest in gold properties. Additional subsidiary companies organized during 2006 include U.S. Moly Corp. (“USMC”) for the management of the molybdenum business and InterWest, Inc. (“InterWest”) for the prospective real estate business. The Company holds a consolidated 90% ownership of these new companies while the remaining 10% is owned by employees, officers and directors of the Company.

Management's Plan

The Company recorded a net loss before a benefit from income taxes of $14,279,400 and had working capital of $31,730,000 at December 31, 2006.

The Company plans on the following activities to increase its cash position and improve earnings:

•	Continue working with Uranium Power Corp. (“UPC”) to explore and develop jointly held uranium properties along with seeking a joint venture partner. (See Note F)
•	Continue to work to close the sale of its uranium assets, including the Shootaring Canyon Uranium mill (“Shootaring”) in southern Utah to sxr Uranium One (“Uranium One”) (See Note F)
•
Continue working to finalize an operating agreement with Kobex Resources Ltd. (“KBX”) which will fund the initial exploration, permitting and development of the Lucky Jack molybdenum property (“Lucky Jack”) in Colorado. (See Note F)

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

•	Seek additional investment opportunities through the acquisition of operating companies or the development of entities such as real estate.
•	Seek joint venture partners on other mineral properties which the Company owns an interest in.
•	Seek additional funding through either sale of equity or joint venture partner to place SGMI and other mineral properties into production or sell the properties to industry partners.

Budgetary projections made by the Company for calendar 2007 indicate that if these efforts are successful and cost cutting procedures continue to be implemented, the Company will have ample cash resources to fund its operations and commitments in 2007.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of USE and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Crested (70.9%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMI (49.6%), Yellow Stone Fuels, Inc. (“YSFI”) (49.1%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by USE and Crested, through which the bulk of their operations are conducted.

Investments in joint ventures and 20 to 50% owned companies are accounted for using the equity method. Because of management control and indebtedness to the Company which may be converted to equity, SGMI and YSFI are consolidated into the financial statements of the Company. The Company’s ownership interest in SGMI below 50% was temporary. At December 31, 2006 Sutter owed the Company $2,025,700. During March 2007, the Company acquired additional equity interest providing for greater than 50% ownership of SGMI. Officers of the Company also serve as the management of Sutter and YSFI. Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At December 31, 2006, the Company had all of its cash and cash equivalents with several financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company is currently seeking a relationship with an investment banker to assist in the management of cash reserves as well as the financing of acquisitions and on going operations.

Accounts and Notes Receivable

The majority of the Company's accounts receivable are due from industry partners for exploratory drilling programs, real estate rentals and management fees. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company provides reserves for account and note receivable balances when they become uncollectible, and payments subsequently received on such receivables and notes are credited to the allowance for doubtful accounts. At December 31, 2006 there were no provisions of doubtful accounts for either receivable or note balances.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

The Company, on a consolidated basis, held marketable securities, 693,276 shares of Enterra Series D Common Stock, as of the year ended December 31, 2005 in the amount of $14,730,800. Of these, 682,342 shares were sold during the year ended December 31, 2006. The Company, on a consolidated basis received $8,304,300 in cash proceeds and recognized a loss of $867,300 from the sale of marketable securities. Due to the short period that these securities were held they are classified as trading securities.

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Mineral Properties

The Company capitalizes all costs incidental to the acquisition of mineral properties. Mineral exploration costs are expensed as incurred. When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if the Company subsequently determines that the property is not economical due to permanent decreases in market prices of commodities, too high of production costs or depletion of the mineral resource.

Oil and gas properties are accounted for using the full cost method. Capitalized costs plus any future development costs are amortized by the units-of-production method using proven reserves. All oil and gas properties are fully depleted.

The Company has acquired substantial mineral properties and associated facilities at minimal cash cost, primarily through the assumption of reclamation and environmental liabilities. Certain of these properties are owned by various ventures in which the Company is either a partner or venturer. (See Note F).

Real Estate Held for Sale

The Company classifies Real Estate Held for Sale as assets that are not in production and management has made the decision to dispose of the assets.

The Company re-acquired by Foreclosure Sale the Ticaboo town site (“Ticaboo”) located in southern Utah near Lake Powell during 2006. Ticaboo includes a motel, restaurant and lounge, convenience store, recreational boat storage and service facility, and improved residential and mobile home lots. Most of these properties had been acquired when the Shootaring Mill was acquired in 1993.

The Company has classified Ticaboo as Real Estate Held for Sale. The value of $1.8 million is the cost basis of the asset after the re-acquisition and the write off of the corresponding note receivable. Management believes that the fair value of the assets received in foreclosure approximates the carrying value of the note receivable.

Assets and Liabilities Held for Sale

Long lived assets and liabilities that will be sold within one year of the financial statements are classified as current. At December 31, 2006 the Company believed that its uranium assets in Wyoming, Utah, Colorado and Arizona would be sold within a twelve month period. All capitalized asset balances associated with these assets, including cash bonds pledged as collateral for reclamation liabilities, were therefore classified as Assets Held for Sale as of December 31, 2006. Likewise all asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at December 31, 2006. In the event that these assets and liabilities are not sold, they will be re-evaluated to insure that no impairment has taken place and re-classified as long term assets and liabilities.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist. The related impairment loss is measured by comparing estimated future cash flows on a discounted basis to the carrying amount of the asset. Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations. An uneconomic commodity market price, if sustained for an extended period of time, or an inability to obtain financing necessary to develop mineral interests, may result in asset impairment. At December 31, 2006 no impairment existed on the assets of the Company or its consolidated subsidiaries.

The Company accounts for long lived assets and liabilities held for sale pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. On July 10, 2006 the Company and USE signed and Exclusivity Agreement to sell its uranium properties. On February 22, 2007 the Company and USE signed an Asset Purchase Agreement for the sale of these uranium assets. As the terms of the agreement dictate that the actual sale of these assets will occur within calendar 2007, the long term assets and liabilities associated with these properties are classified as a current assets and liabilities. (See Notes F and N) The following table sets forth the long lived assets and liabilities which have been classified as assets or liabilities held for sale:

Assets held for sale
Marketable securities, held to maturity	(1)	$6,883,300
Mining Claims		1,535,500
Property Plant and Equipment		918,200
Less Accumulated Depreciation		(225,700)
Other Assets	(2)	575,000
		$9,686,300

Liabilities held for sale
Asset Retirement Obligation - Current		$178,400
Asset Retirement Obligation - Long Term		6,348,800
Other Accrued Liabilities	(3)	848,600
		$7,375,800

(1) Cash investments held by a third party trustee for the reclamation of the Plateau uranium mill

(2) Cash investments held by a third party trustee for the reclamation of uranium properties in Wyoming, Utah and Arizona

(3) Accrued holding costs associated with the Plateau uranium mill at time of transfer to the Company. This amount has been reduced over time as the Company paid holding costs associated with the mill

The uranium assets are held in a shut down mode and there are no operations at them.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligation." The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred. The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the total liability on a quarterly basis for the future liability. Final determinations are made during the fourth quarter of each year. The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

The following is a reconciliation of the total liability for asset retirement obligations:

	Year ending Decemberr 31,
	2006	2005
Balance December 31, 2005	$5,902,200	$8,075,100
Addition to Liability	88,100	--
Subsequent recognition and
measurement	(105,200)	(2,075,900)
Liability settled	--	(463,700)
Accretion Expense	766,500	366,700
Reclassification to
liabilities held for sale	(6,527,200)	--
Balance December 31, 2006	$124,400	$5,902,200

Revenue Recognition

Revenues from real estate operations are from the rental of office space in Riverton, Wyoming. All these revenues are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are for operating and overseeing oil production on the Fort Peck Reservation in Montana and charges for services performed on mineral properties subject to the UPC and KBX agreements for overhead charges. Management fees are recorded when the service is provided.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Stock Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. SFAS 123 allowed the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made to net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB25 through 2005. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

The effect of implementing SFAS No. 123(R) was an increase in compensation cost recognized in the year ended December 31, 2006 of $273,600.

The Company has computed the fair values of its options granted using the Black-Scholes pricing model and the following weighted average assumptions:

	Year Ended
	December 31,
	2006	2005	2004
Risk-free interest rate	4.53%	4.38%	4.82%
Expected lives (years)	4.80	6.75	7.10
Expected volatility	71.02%	78.10%	50.79%
Expected dividend yield	--	--	--

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123 during the years ended December 31, 2005 and 2004, the Company's net gain/(loss) and pro forma net gain/(loss) per common share would have been reported as follows:

	Year Ended
	December 31,
	2005	2004
Net gain (loss) to common	$8,841,500	$(6,248,700)
shareholder as reported
Deduct: Total stock based
employee expense
determined under fair
value based method
U.S. Energy employee options	(3,617,900)	(207,100)
Subsidiary employee options	(1,013,500)	--
Pro forma net loss	$4,210,100	$(6,455,800)

As reported, Basic	$0.55	$(0.47)
As reported, Diluted	$0.55	$(0.47)
Pro forma, Basic	$0.26	$(0.49)
Pro forma, Diluted	$0.25	$(0.49)

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

Net Gain (Loss) Per Share

The Company reports net gain (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Basic earnings per share are computed based on the weighted average number of common shares outstanding. Common shares held by the ESOP are included in the computation of earnings per share. Total shares held by the ESOP at December 31, 2006 were 525,881 shares which are allocated to participant accounts and 155,811 shares held as collateral for loans to the Company. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive. Using the treasury stock method there were 2,372,361 potential shares relating to forfeitable shares, options and warrants that are included in the diluted earnings per share for 2006. Potential common shares relating to options and warrants are excluded from the computation of diluted loss per share, because they were antidilutive, totaled 5,928,102 and 5,628,820 at December 31, 2005, and 2004, respectively.

Diluted Earnings Per Share

	2006
	Income	Shares	Per Share

Basic earning per share	$1,052,200	18,461,885	$0.06

Effect of dilutive securities:
Forfeitable shares		297,540
Outstanding options		1,780,005
Outstanding warrants		592,356
		2,669,901

Diluted earning per share:	$1,052,200	21,131,786	$0.05

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

Recent Accounting Pronouncements

FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company does not expect that the adoption of FIN 48 will have a significant impact on the financial statements of the Company.

FAS 157 In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

The Company has reviewed other current outstanding statements from the Financial Accounting Standards Board and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

C. RELATED-PARTY TRANSACTIONS:

On October 13, 2006, the Company notified the board of directors of Crested that the Company had established a Special Committee to evaluate: whether; if so how; at what price, or what other terms might be appropriate that the Company might offer to acquire the 29.1% of common stock of Crested not owned by the Company (the Company now owns 70.9% of Crested). The Special Committee is comprised of independent directors. The Special Committee retained Navigant Capital Advisors, LLC as its financial advisor to provide an opinion on the fairness, to the Company, of such offer as the Company may make to Crested.

Crested also established a Special Committee of independent directors to determine: if an offer is made; whether the terms of such an offer by the Company (when and if made), would be fair to the Crested minority shareholders. Crested’s Special Committee retained Neidiger Tucker Bruner Inc. as its financial advisor to provide an opinion on the fairness, to the Crested minority shareholders.

Following extensive discussions between the two Special Committees, the Company’s Special Committee proposed a merger of Crested into the Company by means of an offer to acquire the minority shares of Crested, based on an exchange ratio of one share of common stock of the Company for every two shares of Crested common stock not held by the Company.

The offer also provided that: (i) the Company would vote in line with the vote of a majority of the holders of the Crested minority shares; (ii) the Company may decline to consummate the merger, even after approval by the holders of a majority of the minority Crested shares, if the holders of more than 200,000 Crested shares perfect their rights to dissent from the merger under Colorado law and (iii) Crested shares of common stock issuable under options held by officers, directors, and employees of the Company would participate in the offer on the same exchange ratio basis as the Crested minority shareholders (the number of Crested option shares would be determined by the extent to which Crested’s market price exceeds the $1.71 option exercise price).

The Crested Special Committee accepted the offer. Thereafter, the Special Committees recommended to their respective full boards that the merger offer be approved. On December 20, 2006, the full boards of directors of the Company and Crested voted to approve the merger offer. On January 23, 2007, USE and Crested approved and signed the Merger Agreement. Navigant Capital Advisors, LLC and Neidiger Tucker Bruner Inc. have delivered opinions to the Company and Crested respectively, to the effects that the exchange ratio is fair to the shareholders of the Company and to the Crested minority shareholders.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Consummation of the merger is subject to execution of definitive documents; delivery to the Crested minority shareholders a proxy statement/prospectus (following declaration of effectiveness by the SEC of a Form S-4 to be filed by the Company with the SEC) for a special meeting of the Crested shareholders, to be held during the second quarter of 2007; approval of the merger by the holders of a majority of the minority Crested shares, and satisfaction of customary representations and warranties to be contained in the definitive documents. The board of directors of Crested is recommending that approval of the merger agreement be given by the shareholders of Crested.  The Company will not seek shareholder approval of the merger.

D. USECC JOINT VENTURE:

The Company operates the Glen L. Larsen office complex; holds interests in various mineral operations; and transacts all operating and payroll expenses through a joint venture with Crested, the USECC Joint Venture.

E. MARKETABLE SECURITIES:

The Company’s investments in available for sale securities consist of shares of Uranium Power Corporation (“UPC’) and units of Enterra, at December 31, 2005, and are reported at their fair values. Unrealized gains and losses are accumulated as a separate component of shareholders’ equity and are reported as comprehensive losses.

The Company's restricted securities are collateral for various decommissioning, reclamation and holding costs. These assets are included in assets held for sale on the accompanying consolidated balance sheet based on the impending Uranium One transaction (See Note F). Investments are comprised of debt securities issued by the U.S. Treasury that mature at varying times from three months to one year from the original purchase date. As of December 31, 2006 and 2005, the cost of debt securities was a reasonable approximation of fair market value.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Investments in marketable securities consists of the following at December 31.

Trading securities
2006		Market Value
Enterra units		$123,400

Available-for-sale
			Unrealized
2006	Cost	Market Value	Gain
UPC shares	$677,700	$1,148,500	$470,800
Total	$677,700	$1,148,500	$470,800

			Unrealized
2005	Cost	Market Value	Loss
UPC shares	$337,800	$251,700	$(86,100)
Enterra units	$89,000	$77,000	$(12,000)
Total	$426,800	$328,700	$(98,100)

The Company received $8,855,300 during 2006 from the sale of Enterra units, UPC shares and Dynasty shares resulting in a realized loss of $867,100.   During the year ended December 31, 2005, the Company received $5,916,000 and recognized a gain of $1,038,500 from the sale of Enterra units.

Restricted
	Amortized	Market
	Cost	Value
2006	$--	$--

2005	$6,761,200	$6,761,200

Interest income amounted to $132,400, $278,500 and $108,200 for the years ended December 31, 2006, 2005 and 2004, respectively.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

In 2005, the Company received 693,276 shares of Enterra Series D Common Stock as partial consideration for the sale of RMG. These securities were restricted until May 31, 2006 and at that time were converted to marketable Enterra Units. During the year ended December 31, 2006, 682,345 of these units were sold. During the year ended December 31, 2005 the Company recognized a gain of $630,900 from the valuation of a derivative associated with the conversion rights of these shares of Enterra Series D common stock. During the year ended December 31, 2006 the Company recorded a loss from the valuation of the derivative of $630,900 and a loss of $3,845,800 when the Enterra Series D common shares were converted to shares of Enterra Energy Trust. Upon the disposal of the Enterra Energy Trust common shares the Company recorded a loss of $867,100 and received cash proceeds of $8,304,300.

F. MINERAL CLAIMS TRANSACTIONS:

Lucky Jack Molybdenum Properties

The Company and Crested re-acquired the Lucky Jack Project (formerly the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006. The property was returned to the Company and Crested by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company, Crested and Amax Inc. (“Amax”). The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining claims, which together approximate 5,400 acres, or over 8 square miles of mining claims. Pursuant to a court order the Company and Crested paid PD $7,000,000, one half each, for prior holding and operating costs of the property and water treatment plant as well as litigation expenses when the properties were transferred from PD to the Company and Crested.

Conveyance of the property also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties. The water treatment permit issued under the Colorado Discharge Permit System (“CDPS”) was assigned to the Company and Crested by the Colorado Department of Health and Environment. Operating costs for the water treatment plant are expected to approximate $1 million annually. The Company and Crested have hired a contractor to operate the water treatment plant. The Company will also evaluate the potential use of the water treatment plant in the milling operations.

On October 6, 2006, the Company, Crested and USMC on the one hand, and Kobex Resources Ltd. (“KBX”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), on the other hand, signed a letter agreement (the “Letter Agreement”) providing KBX an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company and Crested at the Lucky Jack molybdenum property (“Property”). The Letter Agreement was amended on December 7, 2006, with an effective date of December 5, 2006.

The total cost to KBX over an estimated period of five years to exercise the full option will be $50 million in option payments and property expenditures, including the costs to prepare a bankable feasibility study on the Property and with a cash differential payment if this total is less than $50 million.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

The Letter Agreement entitles KBX with an exclusive option (the “Option”) to acquire, in two stages, up to an undivided 65% interest in the Property, by paying all of the Option Payments to the Company and also paying for permitting, engineering, exploring, operating (including water treatment plant expenses) and all other property-related costs and expenses (“Expenditures”), until a bankable feasibility study is provided to the Company. Option Payments may be made in cash or KBX common stock, at KBX’s election. The Expenditures will be paid in cash. KBX also will have to pay an additional cash amount if the total of all Option Payments and Expenditures is less than $50 million at the time a bankable feasibility study is delivered to the Company (see below).

Date or	Option
Anniversary(1)	Payment	Expenditures

10 business days
after Effective Date(2)	$ 750,000	-0-

By first anniversary(3)	$500,000/1,200,000	$ 3,500,000/4,200,000

By second anniversary	$ 500,000	$ 5,000,000

By third anniversary	$ 500,000	$ 5,000,000

By fourth anniversary	$ 500,000	$ 2,500,000

By fifth anniversary	$ 500,000
$ 30,000,000(4)
	$ 3,950,000	$ 46,000,000

(1)	Anniversary of Effective Date.
(2)	If paid in KBX stock, 10 business days after Canadian regulatory and stock exchange approval which has not yet occurred.
(3)
Of this amount, $700,000 is payable by the first anniversary of the Effective Date, either by KBX paying an additional like amount in Expenditures, in the first year; or increasing the first anniversary option payment by a like amount (payable in cash or KBX common stock); or a combination of the preceding.

(4)
Delivery of a bankable feasibility study (“BFS”) on the Property. If the total Option Payments and Expenditures and costs to prepare the BFS are less than $50 million, KBX will pay the Company the difference in cash. If the total is more than $50 million before the BFS is completed, the Company and KBX each will pay 50% of the balance needed to complete the BFS.

Except for the first Expenditures of $3.5 million and the first Option Payment of $750,000 (both of which must be paid by KBX), all other Option Payments and Expenditures are at KBX’s discretion. However, if KBX fails to make any other Option Payments and Expenditures by the due dates (and applicable grace periods, the Letter Agreement (or definitive agreement, if any) will be terminated and all rights and interests will revert to the Company.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

When KBX has paid $15 million in Expenditures, it will have earned a 15% interest in the Property. When all remaining option payments, and all of the expenditures over $15 million, have been paid, KBX will have earned an additional 35% interest (or a 50% total interest). However, when the BFS is delivered, if the total of all option payments, expenditures, and BFS costs are less than $50 million, earning this additional 35% interest also will be subject to KBX paying the Company (in cash) the difference between the actual Option payments and Expenditures paid to date, and $50 million.

The Company and Crested each hold a 3% gross overriding royalty interest in the property and this will be reserved for their separate benefit when the property is transferred to KBX. If KBX earns a 15% interest in the property, the royalty will be reduced to 2.55% each; if KBX earns a 50% interest, the royalty will be reduced to 1.5% each. For one year after the final reduction, KBX will have the option to terminate 1% (.5% of each 1.5%) by paying $10 million in cash or KBX common stock (at the Company’s sole discretion), with one-half paid to each the Company and Crested.

At such time as KBX has earned a 50% interest, KBX will have the right to form a joint venture with the Company for the property on a 50%-50% basis. Alternatively, within four months of earning a 50% interest, KBX may offer the Company a one time only election to (i) elect to remain in the 50%/50% joint venture; or (ii) to allow KBX to acquire an additional 15% interest in the property for a total of 65% interest in the property (the “65% Election”), whereby the Company would revert to a 35% interest (which change in ownership will require KBX to have arranged all future property financing on optimal terms; or (iii) have KBX acquire all of the Company’s interest for KBX common stock on an agreed upon valuation basis (but the KBX shares issued cannot be less than 50% for KBX and not more than 50% for the Company’s interest).

Until KBX earns its 50% interest, KBX will manage all programs on the property, but a management committee (with two representatives from each of KBX and the Company) will approve all programs and budgets for Expenditures. If there is a tie vote, the KBX representative would cast the deciding vote. A technical committee will also be formed to operate the venture; each of KBX and the Company will have two representatives. The Technical Committee will report to the management committee.

KBX may terminate the Letter Agreement or the formal agreement at any time, subject to KBX paying the Company the initial $1.45 million Option Payment (in cash or KBX stock), and KBX having paid the minimum initial $3.5 million of Expenditures. Further, if and to the extent the initial minimum $1.45 million Option Payment and $3.5 million in Expenditures have not been met, termination by KBX will be subject to its paying to the Company $700,000 in cash or KBX stock and the difference between $4.2 million and the total Expenditures actually made by the date of termination.

If KBX pays a broker or finder’s fee in connection with the transaction, the Company will reimburse KBX up to 50% of the fee (but the reimbursable amount will not exceed Cdn $400,000), in cash or common stock of the Company (at the Company’s election), in four equal annual installments. The reimbursement obligation would terminate if the Letter Agreement or the formal agreement is terminated before it is fully paid.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Contract to Sell Uranium Assets to Uranium One - Uranium

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

Under the terms of the Exclusivity Agreement, Uranium One paid to the Company and Crested $750,000 cash (nonrefundable, except for material breach of the Exclusivity Agreement) for the exclusive right to purchase their uranium assets, including the Shootaring Canyon uranium mill in southeast Utah (and all geological libraries and other intellectual property related to the acquired assets and the mill), for a period of up to 270 days (an initial six month period, plus an optional three month extension) during which time Uranium One was to conduct their due diligence. (See Subsequent Event at Note N) The $750,000 payment from Uranium One is reported as a refundable deposit as of December 31, 2006.

UPC Purchase and Sale Agreement

As of January 31, 2007, the Company, Crested and UPC, signed an Amendment to Agreements (filed as an exhibit to this Report) to allow the Company and Crested to transfer to Uranium One all of their rights, responsibilities and obligations under the Purchase and Sale Agreement, and the Mining Venture Agreement, which relate to uranium properties. In the Amendment to Agreements, the Company and Crested relinquished all their rights to the Green River South property in favor of UPC, and those specific rights therefore will be excluded from the transfer. All other rights will be transferred to Uranium One when the APA is closed. The following summarizes the agreements with UPC which are the subject of the Amendment to Agreements.

On December 8, 2004, the Company and Crested entered into a Purchase and Sale Agreement (the “Agreement”) with Bell Coast Capital Corp. now named Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties located in Wyoming.

The Agreement was amended on January 13, 2006. A summary of certain provisions follows: The purchase price for the properties is $7,050,000 plus 4 million shares of UPC common stock. During the year ended December 31, 2006, UPC paid $2,100,000 and delivered 1,500,000 shares of their stock to the Company. At December 31, 2006, UPC had therefore, on a cumulative basis, paid the Company $2,950,000 and delivered 2.5 million UPC shares to the Company. An additional $4.1 million and 1.5 million shares are required to pay the full purchase price as follows: $1.0 million cash on April 29, 2007 and $1.5 million cash on October 29, 2007 (provided that UPC is required to pay 50% of all money it raises after January 13, 2006, which would be applied against the two cash payments); and two additional payments each of $800,000 cash and 750,000 UPC shares on June 29, 2007 and December 29, 2007, respectively (total $1,600,000 cash and 1,500,000 UPC shares).

UPC will contribute up to $10,000,000 to the joint venture (at $500,000 for each of 20 exploration projects). The Company and Crested on the one hand and UPC on the other will then be responsible for 50% of costs on each project in excess of $500,000. USECC and UPC will also each be responsible for paying 50% of (i) current and future Sheep Mountain reclamation costs in excess of $1,600,000, and (ii) all costs to maintain and hold the properties.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

UPC may terminate the agreement before closing, in which event UPC (i) would forfeit all payments made to termination date; (ii) lose all of its interest in the properties to be contributed by the Company under the agreement; (iii) lose all rights to additional properties acquired in the joint venture as well as forfeit all cash contributions to the joint venture, and (iv) be relieved of its share of reclamation liabilities existing at December 8, 2004.

If the Uranium One contract is not closed, then closing of the UPC Purchase and Sale Agreement is required on or before December 29, 2007, with UPC’s last payment of the purchase price. At the closing, UPC will contribute its 50% interest in the properties, and the Company and Crested will contribute their aggregate 50% interest in the properties, to the joint venture, wherein UPC and USECC will each hold a 50% interest. If the installments are not timely paid, UPC will forfeit all of the 50% interest it is to earn in the properties and the joint venture to be formed.

•  UPC Mining Venture Agreement

As of April 11, 2005, the Company and Crested signed a Mining Venture Agreement with UPC to establish a joint venture, with a term of 30 years, to explore, develop and mine the properties being purchased by UPC under the Purchase and Sale Agreement, and acquire, explore and develop additional uranium properties. An area of mutual interest (“AMI”) was revised by the January 31, 2007 Amendment to Agreements and generally covers uranium properties within one mile of the properties subject to the joint venture.

In 2005 - 2006, the Company, Crested and UPC added the Burro Canyon project (in Colorado), the Breccia Pipes project (in Arizona) and the Green River North and South (Utah) projects to their joint venture under the Mining Venture Agreement. Payments by UPC related to these additional uranium properties are separate from the payments required for UPC to acquire its 50% interest in the Sheep Mountain properties. UPC’s ownership of the 50% interest in the Burro Canyon and Breccia Pipes project is subject to UPC’s timely completion of all its payment obligations under the Agreement.

In 2006, the Company, Crested and UPC signed an agreement for the Company to earn one-half of UPC’s rights to earn up to a 85% interest in the Green River South project (also known as the Sahara Property) held by Uranium Group (“UG”). For its one-half interest, the Company and Crested would pay $1,475,000 in option payments and work on the properties, plus pay to UPC (in cash or in USE stock) an amount equal to one-half of the lesser of the value of the UPC stock issued to UG when issued, and Cdn$1.00 per share. The project would be held and developed in the Mining Venture Agreement

If the contract with Uranium One is closed, the Company will assign to UPC all of the Company’s rights in the Green River South project, and receive from Uranium One about $441,000 for the Company’s expenditures on the project from July 10, 2006 to February 22, 2007. Uranium One would have no interest in the project. If the contract is not closed, the Company may or may not continue to participate in the project.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Plateau Resources Limited

During fiscal 1994, the Company entered into an agreement with Consumers Power Company to acquire all the issued and outstanding common stock of Plateau Resources Limited (“Plateau”), a Utah corporation. Plateau owns a uranium processing mill, the Shootaring Canyon Uranium Mill (“Shootaring Mill”) and support facilities and certain other real estate assets in southeastern Utah. The Company paid nominal cash consideration for the Plateau stock and agreed to assume all environmental liabilities and reclamation bonding obligations. At December 31, 2006, Plateau has a cash security in the amount of approximately $6.8 million to cover reclamation and annual licensing of the properties (see Note K). The Shootaring mill is subject to the Uranium One asset purchase agreement.

During calendar 2003 the Company sold its interest in the commercial real estate assets owned by Plateau to a third party. On February 27, 2006 Plateau and the Company reacquired these assets through a foreclosure proceeding. The assets consist of a motel, restaurant, C-store, lounge, boat storage and repair facilities, a mobile home park and home building sites and homes.

On April 12, 2006, the Company and Plateau signed of a contract with ARAMARK Sports and Entertainment Services, Inc., a subsidiary of ARAMARK (NYSE: “RMK”), for the management and operation of all commercial services. The initial term of the contract is for three years, with one three-year extension option to be exercised upon the mutual agreement of the Company and ARAMARK. Under the terms of the contract, ARAMARK will manage all of the commercial real estate assets. ARAMARK will also add the assets to its nationwide reservation center and website. Per terms of the agreement, ARAMARK will receive a management fee and will invest in a marketing program designed to maximize future revenues.

Sutter Gold Mining Inc.

Sutter Gold Mining Company (“SGMC”) was established in 1991 to conduct operations on mining leases and to produce gold from the Lincoln Project in California.

SGMC has not generated any significant revenue. Impairment was taken in prior years against all the prior exploration and development costs due to depressed market prices for gold. During fiscal 2000, a visitor’s center was developed and became operational. SGMC has leased the visitor’s center to partially cover stand-by costs of the property.

On December 29, 2004, a majority of SGMC was acquired by SGMI ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver, B.C. SGMI is traded on the TSX Venture Exchange. Approximately 90% of SGMC's common stock was exchanged for 40,190,647 shares of SGMI common stock. At December 31, 2006, the Company owned and controlled 49.6% of the common stock of SGMI.

Although no economic reserves have been delineated on the property, the spot market price for gold has attained and maintained levels that management believes warrants further exploration that will allow SGMI to produce gold from the property on an economic basis. In 2006, SGMI raised $3,171,500 of net proceeds from two private placements of its common stock. SGMI also received $242,300 from the exercise of options and warrants.  Proceeds have funded general and administrative expenses, a combined underground and surface diamond drill program and will also be used to prepare a pre-feasibility study on the property.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

The Enterra Initial Units received by the Company and Crested were sold during the quarter ended September 30, 2005 resulting in a gain of $1,038,500. The carrying value of the Initial Units received by YSFC are reflected on the Company’s consolidated balance sheet at December 31, 2005 was $77,100 in marketable securities and the Class D shares of Acquisitions received by the Company, Crested and YSFI are carried as $13,803,200 as investments in non-affiliates. The Company and its subsidiaries converted the Enterra Acquisitions Class D shares into shares of Enterra Energy Trust which were then saleable on the Toronto Stock Exchange - Vancouver (“TSX-V”) on a one for one basis during 2006. The Company and Crested sold 682,345 units during the period ended December 31, 2006 for which they received $8,304,300 in cash proceeds. At December 31, 2006 the Company retained an investment of $123,400 on a consolidated basis as a result of YSFI not selling any of the shares it received.

For further discussion of the sale of RMG please see Note L, Discontinued Operations.

Pinnacle

On June 23, 2003, a Subscription and Contribution Agreement was executed by RMG, CCBM, a wholly owned subsidiary of Carrizo Oil and Gas, Inc. and seven affiliates of Credit Suisse First Boston Private Equity (“CSFB Parties”). Under the Agreement, RMG and CCBM contributed certain of their respective interests, having an estimated fair value of approximately $7.5 million each, carried on RMG’s books at a cost of $957,600, comprised of (1) leases in the Clearmont, Kirby, Arvada and Bobcat CBM project areas and (2) oil and gas reserves in the Bobcat project area, to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation (“Pinnacle”). In exchange for the contribution of these assets, RMG and CCBM each received 37.5% of the common stock of Pinnacle (“Pinnacle Common Stock”) as of the closing date and options to purchase Pinnacle Common Stock (“Pinnacle Stock Options”). CFSB contributed $5.0 million for 25% of the common stock of Pinnacle and agreed under certain terms to fund additional acquisition and development programs.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

The Pinnacle shares (which had been owned by RMG, but were not sold as part of the 2005 Enterra transaction) were transferred to the Company and Crested in 2005. The transaction with Enterra required the Company and Crested to pay Enterra if the Pinnacle shares were later sold for more than $10 million; the payment (allowed to be by either cash or the Company’s common stock) would be the difference between $10 million and proceeds of sale (but not more than $2 million). In September 2006, the Company and Crested sold their Pinnacle shares in a private transaction for $13.8 million cash, and recorded a gain on the transaction of $10,815,600. As a result of the sale of the Pinnacle shares, the Company and Crested became obligated to pay Enterra $2.0 million in either cash or common stock of the Company. In 2006, the Company and Crested paid the obligation to Enterra with 506,395 shares (valued at $3.95 per share at the time) of the Company’s common stock (with a market value of $2 million) owned by Crested. Crested recorded a payment of $700,000 (35% of the $2.0 million, representing its share of RMG before it was sold), and a credit on its debt to the Company in the amount of $1.3 million.

Crested also returned 6,030 additional shares it owned to the Company for which it received an additional credit of $23,800 against its debt to the Company.

G. DEBT

As of December 31, 2006 and 2005 the Company and its subsidiaries had current and long term liabilities associated with deferred rents, leases, self funding of employee health insurance, accrued holding costs of uranium properties and accrued retirement costs.

Other current liabilities:
	December 31,
	2006	2005
Employee health insurance self funding	$60,000	$101,200
Deferred rent	28,200	25,500
Accrued expenses	21,800	36,100
Mineral property lease	67,000	69,700
	$177,000	$232,500

Other long term liabilities:
Accrued retirement costs	$462,700	$43,300
Holding costs of uranium property	--	1,357,200
	$462,700	$1,400,500

 The Company has a $500,000 line of credit from a commercial bank. The line of credit has a variable interest rate (9.25% as of December 31, 2006). The weighted average interest rate for the year ended December 31, 2006 was 8.96%. As of December 31, 2006, none of the line of credit had been borrowed. The line of credit is collateralized by certain real property.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

During the quarter ended June 30, 2006, the Company entered into a three year financing agreement with Cornell Capital Partners, L.P., (“Cornell”), to establish a $50 million equity line of credit (the “Standby Equity Distribution Agreement or SEDA”). The Company issued 69,930 shares of its common stock and 100,000 warrants with an exercise price of $7.15 per share expiring in June 2009. As a result of the issuance of these shares and warrants the Company recorded a $726,600 non cash charge to earnings. Due to the Company’s sale of the Enterra units and Pinnacle shares, management of the Company determined that this type of financing was no longer needed. Effective October 31, 2006, the SEDA with Cornell was terminated.

Long-term Debt

The components of long-term debt as of December 31, 2006, and 2005 are as follows:

	December 31,
	2006	2005
USECC installment notes - collateralized
by equipment; interest at 5.25%
to 9.0%, matures in 2007-2011	$1,227,900	$969,000
SGMC installment notes - collateralized
by certain properties, interest at
8.0% maturity 2009	--	37,900
PLATEAU installment note - collateralized
by property, interest at 6.0%	4,200	29,900
	1,232,100	1,036,800
Less current portion	(937,200)	(156,500)
	$294,900	$880,300

Principal requirements on long-term debt are $937,200, $88,700, $87,400, $89,000 and $29,800 for the years ended December 31, 2007 through 2011, respectively.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

H.  INCOME TAXES:

The components of deferred taxes as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Deferred compensation	$589,000	$60,200
Accrued reclamation	879,100	782,900
Allowances for bad debts	-	11,000
Tax basis in excess of boon (Pinnacle Stock)	-	1,799,400
Net operating loss carry forwards	14,525,100	4,530,200
Tax credits (AMT credit carryover)	44,200	135,000
Non-deductible reserves and other	2,900	--
Total deferred tax assets	16,040,300	7,318,700

Deferred tax liabilities:
Book basis in excess of tax basis	(179,900)	(214,500)
Accrued reclamation	(926,400)	(1,083,600)
Non-deductible reserves and other	(2,200)	--
Total deferred tax liabilities	(1,108,500)	(1,298,100)

Net deferred tax assets	14,931,800	6,020,600
Valuation allowance	-	(6,020,600)
Deferred tax assets net of valuation allowance	$14,931,800	$--

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. Pursuant to paragraph 103 of Statement of Financial Accounting Standards No. 109 it is more likely than not that the net operating loss of the Company and the other deferred tax assets will be realized as a result of the closing of the Uranium One Asset Purchase Agreement. No valuation allowance is therefore provided at December 31, 2006 as management of the Company believes that the deferred tax assets will be utilized in future years.

During the year ended December 31, 2006, a long term deferred tax asset of $610,200 and a current deferred tax asset of $14,321,600, net of a deferred tax liability of $164,800 related to marketable securities, were recorded.  The Company therefore recognized a net tax deferred benefit of $15,096,600.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	December 31,
	2006	2005	2004

Expected federal income tax expense (benefit)	$(4,997,800)	$(1,967,100)	$(2,133,800)
Dividends received deduction	--	(1,700,000)	--
Net operating loss utilized	--	--	(1,429,700)
Interest expense adjustment	--	1,190,400	--
Prior year true-up & rate change	(1,214,600)	--	--
Permanent differences	1,225,100	--	--
Inclusion of Crested's prior year NOL and AMT credit	(4,323,700)	--	--
Increase (decrease) in valuation allowance	(6,020,600)	2,476,700	3,563,500
Deferred income tax benefit	$(15,331,600)	$--	$--

There were no taxes payable at December 31, 2006 and 2005.

Crested's NOL and AMT credits were erroneously excluded from the 2005 and 2004 disclosure.  The result of that exclusion had no effect on the net deferred income tax assets or liabilities in those years.

At December 31, 2006, the Company (together with Crested Corp.) had available, for federal income tax purposes, net operating loss carry forwards (“NOL”) of approximately $41,500,300 which will expire from 2008 to 2026.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000. The Company’s income tax liabilities are settled through fiscal 2000.

I.  SEGMENTS AND MAJOR CUSTOMERS:

During the years ended December 31, 2004 and 2003 the Company had business activities in coalbed methane gas property acquisition, exploration and production. The Company also had a reportable industry segment in commercial activities through motel, real estate and airport operations. The Company sold RMG on June 1, 2005 which resulted in only one business segment, commercial activities which during the year ended December 31, 2006 were all being managed by third parties and the Company only recognized management fee revenues. No presentation of business segments is therefore made at December 31, 2006 as all coalbed methane gas operations are accounted for as discontinued operations.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

J.  SHAREHOLDERS’ EQUITY:

Treasury Shares

The Company had 999,174 shares of treasury shares as of December 31, 2005 recorded at its cost of $2,892,900. During the twelve months ended December 31, 2006 506,329 of these shares were used to pay a $2,000,000 obligation to Enterra, payable in either cash or shares of the Company’s common stock, which arose as a condition of the sale of the Pinnacle shares. The effect of this obligation was a reduction of the realized gain on the sale of Pinnacle. The Company also accepted 5,000 shares of common stock from one of its officers as satisfaction, as per the terms of a pre-existing note, valued at $30,600. The Company as a result of these transactions had 497,845 treasury shares valued at $923,500 at December 31, 2006.

Sale of Sutter Gold Shares

During the second quarter of 2006, SGMI raised $3,171,500 of net proceeds from two private placements of its common stock. SGMI also received and additional $242,300 from the exercise of options and warrants. Prior to the private placements the Company owned a consolidated 65.4% interest in SGMI. As of December 31, 2006 the Company owned 49.6% of the outstanding shares of SGMI. Debt payable by SGMI to the Company and its affiliates totaled $2,025,700 at December 31, 2006. Subsequent to December 31, 2006 the Company and SGMI agreed to settle this debt by the acceptance of additional shares of SGMI. Please see Note N.

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

During the years ended December 31, 2006, 2005 and 2004 the following activity occurred under the 1998 ISOP:

	Year ended December 31,
	2006		2005		2004
Grants
Qualified	--		--		--
Non-Qualified	--		--		--
	--		--		--

Price of Grants
High	--		--		--
Low	--		--		--

Exercised
Qualified	83,529		142,907		--
Non-Qualified	20,109		55,234		--
	103,638		198,141		--
Total Cash Received	$--	(1)	$132,600	(2)	$--

Forfeitures/Cancellations
Qualified	--		--		--
Non-Qualified	--		--		--
	--		--		--

(1) All options were exercised by the exchange of 46,863 shares valued at $254,600.

(2) In addition to the cash exercise of options shares valued at $389,600 were exchanged for the exercise of 142,907 of the total shares exercised.

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

During the years ended December 31, 2006, 2005 and 2004 the following activity occurred under the 2001 ISOP:

	Year ended December 31,
	2006		2005		2004
Grants
Qualified	25,000		13,160		1,272,000
Non-Qualified	--		686,840		--
	25,000		700,000		1,272,000

Price ofGrants
High	$4.09		$3.86		$2.46
Low	$4.09		$3.86		$2.46

Exercised
Qualified	169,393		225,426		--
Non-Qualified	79,865		79,303		--
	249,258		304,729		--
Total Cash Received	$198,100	(1)	$173,700	(2)	$--

Forfeitures/Cancellations
Qualified	--		65,000		12,000
Non-Qualified	--		--		--
	--		65,000		12,000

(1) In addition to the cash exercise of options there were 132,874 shares valued at $687,200 exchanged for exercises of 177,952 options.

(2) In addition to the cash exercise of options shares valued at $557,300 were exchanged for the exercise of 240,404 of the total shares exercised.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

The 2001 ISOP replaces the 1998 ISOP, however, options granted under the 1998 ISOP remain exercisable until their expiration date under the terms of that Plan.

The following table represents the activity in employee options for the periods covered by the Annual Report for the year ended December 31, 2006 that are not in employee stock option plans:

Year ended December 31,
	2006	2005	2004
Grants
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--

Price of Grants
High	$--	$--	$--
Low	$--	$--	$--

Exercised
Qualified	--	--	--
Non-Qualified	--	--	--
	--	--	--
Total Cash Received	$--	$--	$--

Forfeitures/Cancellations
Qualified	--	--	--
Non-Qualified	--	--	10,000
	--	--	10,000

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

A summary of the Employee Stock Option Plans activity in all plans for the year ended December 31, 2006, 2005 and 2004 is as follows:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning
of the period	4,255,776	$2.88	4,123,646	$2.66	2,873,646	$2.74
Granted	25,000	$4.09	700,000	$3.86	1,272,000	$2.46
Forfeited	--	$--	(65,000)	$2.46	(22,000)	$2.66
Exercised	(352,896)	$2.51	(502,870)	$2.50	--	--
Outstanding at period end	3,927,880	$2.92	4,255,776	$2.88	4,123,646	$2.66
Exercisable at period end	3,902,880	$2.91	4,017,776	$2.90	2,863,646	$2.74

Weighted average fair
value of options
granted during
the period		$3.38		$3.64		$1.66

The exercise of 352,896 options resulted in the net issuance of 220,022 shares. The options were exercised due to the payment of cash for 71,307 shares and cashless exercise of 281,589 options as a result of the cancellation of 132,874 shares.

No expense was recognized as a result of the issuance of 25,000 options during 2006 as the options vest over five years and the grant of the options was late in the fourth quarter of 2006 so any compensation expense is immaterial. Over the life of these options, seven years, the Company will recognize $84,500 in compensation expense. The option expense will be recognized over the five year vest period based on the Black Scholes model which utilizes anticipated forfeiture of Company options as well as volatility in the market price of the Company’s common stock.

The following table summarized information about employee stock options outstanding and exercisable at December 31, 2006:

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

		Weighted
	Options	average	Weighted	Options	Weighted
	outstanding at	remaining	average	exercisable at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2006	life in years	price	2006	price

$2.00	230,981	1.74	$2.00	230,981	$2.00
$2.01 - $2.25	415,266	4.93	$2.25	415,266	$2.25
$2.26 - $2.40	784,540	4.02	$2.40	784,540	$2.40
$2.41 - $2.46	963,051	7.50	$2.46	963,051	$2.46
$2.47 - $2.88	147,346	1.74	$2.88	147,346	$2.88
$2.89 - $3.86	683,768	8.78	$3.86	683,768	$3.86
$3.87 - $3.90	677,928	4.93	$3.90	677,928	$3.90
$3.91 - $4.09	25,000	9.75	$4.09	--	$--
	3,927,880	5.77	$2.92	3,902,880	$2.91

The following table sets forth the number of options available for grant as well as the intrinsic value of the options outstanding and exercisable:

	2006	2005	2004
Available for future grant	1,166,905	775,756	387,247
Intrinsic value of option exercised	$885,500	$1,255,200	$-
Aggregate intrinsic value of options outstanding	$8,378,300	$6,399,800	$1,916,900
Aggregate intrinsic value of options exercisable	$8,354,300	$5,942,800	$1,280,900

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Employee Stock Ownership Plan

The Board of Directors of the Company adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of all the Company’s employees. Employees become eligible to participate in the ESOP after one year of service which must consist of at least 1,000 hours worked. After the employee becomes a participant in the plan he or she must have a minimum of 1,000 hours of service in each plan year to be considered for allocations of funding from the Company. Employees become 20% vested after three years of service and increase their vesting by 20% each year thereafter until such time as they are fully vested after eight years of service. An employee’s total compensation paid, which is subject to federal income tax, up to an annual limit of $220,000, $210,000 and $201,000 for the years ended December 31, 2006, 2005 and 2004, respectively is the basis for computing how much of the total annual funding is contributed into his or her personal account. An employee’s compensation divided by the total compensation paid to all plan participants is the percentage that each participant receives on an annual basis. The Company funds 10% of all eligible compensation annually in the form of common stock and may fund up to an additional 15% to the plan in common stock. As of December 31, 2006, all shares of the Company’s stock that have been contributed to the ESOP have been allocated. The estimated fair value of shares that are not vested is approximately $196,100.

During the year ended December 31, 2006 the Board of Directors of the Company approved a contribution of 70,756 shares to the ESOP at the price of $4.98 for a total expense of $352,300. This compares to contributions to the ESOP during the year ended December 31, 2005 and 2004 of 56,494 and 70,439 shares to the ESOP at prices of $4.65 and $2.96 per share, respectively. The Company has expensed $352,300 $262,600 and $208,500 during the years ended December 31, 2006, 2005 and 2004 respectively related to these contributions.

During prior years the Company loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market. The Company paid the ESOP 2,350 shares as dividends on the shares the ESOP had purchased. During the year ended May 31, 1996, 10,089 of these shares were used to fund the Company's annual funding commitment and reduce the loan to the Company by $87,300. During a previous year the loans were also adjusted by $436,500 to reflect their value at the time. The loans at December 31, 2006 are reflected as unallocated ESOP contribution of $490,500 in the equity section of the accompanying Consolidated Balance Sheets and are secured by 155,811 unallocated shares purchased under the loan.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

Warrants to Others

As of December 31, 2006, there were 1,821,323 warrants outstanding to purchase shares of the Company's common stock. The Company values these warrants using the Black-Scholes option pricing model and expenses that value over various terms based on the nature of the award. Activity for the periods ended December 31, 2006 for warrants is represented in the following table:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning
of the period	1,672,326	3.44	1,505,174	$3.35	907,209	$3.51
Granted	425,012	4.39	1,396,195	$3.70	868,465	2.87
Forfeited	-		(316,968)	$3.41	(145,500)	2.63
Expired	(50,000)	3.63	(1,713)	$3.00	--	--
Exercised	(226,015)	3.84	(910,362)	$3.65	(125,000)	2.01
Outstanding at period end	1,821,323	3.61	1,672,326	$3.47	1,505,174	$3.35
Exercisable at period end	1,821,323	3.61	1,642,326	$3.49	1,044,152	$3.43

Weighted average fair
value of options
granted during
the period		$1.69		$1.37		$0.79

During the year ended December 31, 2006 the Company issued a total of 425,012 new warrants to investors and financing entities. 100,000 warrants exercisable at $7.15 per share with an expiration date of June 5, 2009, for which a non cash expense of $251,800 was recognized, were issued to Cornell Capital as a result of the issuance by Cornell Capital of a $50 million equity line of credit which was subsequently cancelled. The Company also issued 225,000 warrants to prior investors to settle various disputes which are exercisable at $3.25 per share and expire on August 25, 2009. 16,103 warrants were issued as a result of anti dilution provisions in original warrants issued to four previous investors. These warrants have exercise prices ranging from $2.87 per share to $3.56 per share and expire beginning in January 2008 through April 2010. 25,000 warrants included as new issuance warrants are previously existing warrants which were re-assigned to a third party by the original investor. These warrants have a strike price of $5.48 and expire in February 2008. An additional 58,909 warrants were extended due to the lapse of registration coverage. These warrants range in exercise price from $3.00 to $4.00 per share and expire on October 31, 2007. A non cash expense of $484,700 was recognized as a result of the extension of these warrants.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

The following table summarized information about non employee warrants outstanding and exercisable at December 31, 2006:

	Warrants	Weighted		Warrants
	Outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2006	life in years	price	2006	price

$2.00 - $2.40	50,000	3.75	$2.26	50,000	$2.26
$2.46 - $2.88	415,418	4.40	$2.72	415,418	$2.72
$3.00 - $3,25	321,747	2.19	$3.22	321,747	$3.22
$3.56 - $3.75	443,452	1.06	$3.64	443,452	$3.64
$3.81 - $3.90	265,000	5.62	$3.86	265,000	$3.86
$4.00 - $4.30	225,706	1.19	$4.16	225,706	$4.16
$7.15	100,000	2.43	$7.15	100,000	$7.15

	1,821,323	2.85	$3.61	1,821,323	$3.61

These warrants are held by persons or entities other than employees, officers and directors of the Company.

Forfeitable Shares

Certain of the shares issued to officers, directors, employees and third parties are forfeitable if certain conditions are not met. Therefore, these shares have been reflected outside of the Shareholders' Equity section in the accompanying Consolidated Balance Sheets until earned. During fiscal 1993, the Company's Board of Directors amended the stock bonus plan. As a result, the earn-out dates of certain individuals were extended until retirement. The Company recorded $126,100 of compensation expense for the year ended December 31, 2006 compared to $171,100 and $216,800 for the years ended December 31, 2005 and 2004 respectively. The accompanying balance sheet at December 31, 2006 includes a deferred charge of $25,400 which is included in prepaid expenses. A schedule of total forfeitable shares for the Company is set forth in the following table:

	Number of	Issue	Total
Issue Date	Shares	Price	Compensation
Balance at
December 31, 2004 and
December 31, 2005	442,740		$2,599,000
Shares earned	(145,200)	--	(852,400)
Balance at
December 31, 2006	297,540		$1,746,600

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

K. COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

Material legal proceedings pending at December 31, 2006, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below. Legal proceedings which were not material to the Company were concluded in the fourth quarter 2006.

Phelps Dodge - Lucky Jack Molybdenum Property

On September 26, 2006, the Company signed a Settlement Agreement and Release with Phelps Dodge Corporation (“PD”) resulting in a $7,000,000 payment to PD as part of the final agreement. This settlement resulted in a cash savings of $538,300 from the $7,538,300 awarded to PD by the U.S. Federal District Court of Colorado on July 26, 2006.

Patent Claims Litigation - Lucky Jack Molybdenum Property

The only pending legal proceeding to which the Company and Crested are parties relates to a challenge to the validity of title to the patented claims included in the molybdenum property.

On April 2, 2004, the United States Bureau of Land Management (“BLM”) issued patents on nine additional mining claims for the Lucky Jack molybdenum property (previously known as Mount Emmons), for a total of 25 patented claims which consists of approximately 350 patented or “fee” acres. A lawsuit was filed by local governmental entities and environmentalists (“Appellants”) in U.S. District Court of Colorado challenging BLM’s issuance of the nine additional mining patents and alleging BLM violated the 1872 Mining Law, applicable regulations, and the Administrative Procedures Act by overruling their protests to Mt. Emmons Mining Company’s mineral patent application, by awarding the patents, and by conveying the land to Mt. Emmons Mining Company (a subsidiary of Phelps Dodge Corporation). The case was High Country Citizen’s Alliance, Town of Crested Butte, Colorado, and The Board of County Commissioners of the County of Gunnison, Colorado v. Kathleen Clarke, Director of the Bureau of Land Management et. al., Gale Norton, Secretary of Interior, U.S. Department of the Interior; Phelps Dodge Corporation; Mt. Emmons Mining Company.

On January 12, 2005, U.S. District Court dismissed the Appellants’ appeal holding: (i) that they had no right of appeal from a decision to issue a mineral patent, because the 1872 Mining Law created no private cause of action for unrelated parties to challenge the issuance of a mineral patent, and (ii) because the 1872 Mining Law implicitly precludes unrelated third parties from challenging mineral patent by judicial action, the Administrative Procedures Act does not constitute a waiver of sovereign immunity for purposes of the action. Appellants filed an appeal of the U.S. District Court’s decision to the United States Tenth Circuit Court of Appeals (10th CAA”). The 10th CCA case number is D.C. No. 04-MK-749PAC and No. 05-1085.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

On February 28, 2006, the property was transferred to the Company and Crested by PD and Mt. Emmons Mining Company. On July 21, 2006, the 10th CAA affirmed the January 12, 2005 dismissal by the U.S. District Court of challenges to the issuance of nine additional mining patents on the molybdenum property. On September 5, 2006, the Appellants filed a Petition for Rehearing En Banc of the July 21, 2006, decision before the entire 10th CCA. On September 8, 2006, the Company and Crested were admitted as substitute parties for Phelps Dodge Corporation and Mt. Emmons Mining Company (following the Company’s and Crested’s filing of a Motion to Substitute Parties.

On October 27, 2006, the entire 10th CCA affirmed and upheld the July 21, 2006, decision by the 10th CCA panel, thereby denying the Appellants’ Petition of Rehearing En Banc and their challenges to the issuance of the patents.

On February 26, 2007, the Appellants filed a petition for certiorari with the United States Supreme Court again arguing that they were improperly denied judicial review of the decision by BLM to issue the patents. The BLM and the Company and Crested must file any opposition briefs on or before March 28, 2007. Management is not able to predict the outcome or the ultimate effect, if any, this litigation will have on the Company.

ASSET RETIREMENT OBLIGATIONS

Sheep Mountain Uranium Properties

The Company is responsible for the reclamation obligations, environmental liabilities and liabilities for injuries to employees in mining operations with respect to the Sheep Mountain uranium properties. The reclamation obligations, which are established by regulatory authorities, were reviewed by the Company and the regulatory authorities and they jointly determined that the reclamation liability at December 31, 2006 was $2.5 million. The Company is self bonded for this obligation by mortgaging certain of their real estate assets, including the Glen L. Larsen building, and by posting cash bonds.

Plateau Resources Limited

The environmental and reclamation obligations acquired with the acquisition of Plateau include obligations relating to the Shootaring Mill. As of December 31, 2006, the present value at 8% of the reclamation liability on the Plateau properties was $4.1 million. Plateau holds a cash deposit for reclamation in the amount of approximately $6.9 million.

If the sale of the uranium properties to Uranium One closes, (see Note B), the asset retirement obligation on the Sheep Mountain and Plateau Resources properties will be transferred to Uranium One. (See Note B, Liabilities Held for Sale).

Sutter Gold Mining Inc.

SGMI's mineral properties are currently on shut down status and have never been in production. There has been minimal surface disturbance on the Sutter properties. Reclamation obligations consist of closing the mine entry and removal of a mine shop. The reclamation obligation to close the property has been set by the State of California at $22,400 which is covered by a cash reclamation bond. This amount was recorded by SGMI as a reclamation liability as of December 31, 2006.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

401(K) PLAN

The Board of Directors of USE adopted the U.S. Energy Corp. 401(K) Plan ("401(K)") in 2004, for the benefit of USE employees. The Company matches 50% of an employee’s salary deferrals up to a maximum Company contribution per employee of $4,000 annually. The Company expensed $62,300 and $52,800 for the years ended December 31, 2006 and 2005, respectively related to these contributions.

EXECUTIVE OFFICER COMPENSATION

In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate six of its executive officers. Under the Plan, 10,000 shares may be issued to each officer each year during his employment. During the years ended December 31, 2006, 2005 and 2004 the Company issued 57,500, 60,000 and 50,000 shares of stock to these officers, respectively. The Officers have agreed not to sell the shares granted under the 2001 Stock Award Plan and the Company has agreed to pay all taxes due on the shares granted to the Officers.

The Company and Crested are committed to pay the surviving spouse or dependant children of the former Chairman and Founder, who passed away on September 4, 2006, one years’ salary and 50% of that amount annually for an additional four years thereafter. The maximum compensation due under these agreements for the first year is $170,000 and $85,000 thereafter. Certain officers and employees have employment agreements with the Company and Crested.

On October 20, 2005 the Board of Directors of the Company and Crested adopted an Executive Retirement Policy for the Chairman/CEO, Chairman Emeritus, President/COO, CFO/Treasurer/V.P. Finance, Senior Vice President and General Counsel. Under the terms of the Retirement Plan, the retired executive will receive monthly installments in accordance with the normal bi-weekly payroll practices of the Company in the amount of 50% of the greater of (i) that amount of compensation the Executive Officer received as base cash pay on his/her final regular pay check or (ii) the average annual pay rate, less all bonuses, he/she received over the last five years of his/her employment with Company. To be eligible for this benefit, the executive officer must serve in one of the designated executive offices for 15 years, reach the age of 60 and be an employee of USE on December 31, 2010. On September 4, 2006 the founder and former Chairman of the company passed away and General Counsel to the Company announced that he planned to retire in January of 2007. The Board of Directors made a one time exception for these two individuals due to their long and profitable service to the Company and waived the December 31, 2010 requirement. The compensation expense for the year ended December 31, 2006 was $419,400. The total accrued liability at December 31, 2006 for executive reirement was $467,700.  The Company has also established a mandatory retirement age of 65 unless the Board specifically requests the services of an employee officer beyond that age.

The employees of the Company are not given raises on a regular basis. In consideration of this and in appreciation of the work they perform bonuses are paid to the employees, officers and directors at the conclusion of major transactions. The recommendation for bonuses are made by the Chairman and ratified, first by the Compensation Committee and second by the full board prior to being paid. Similar bonuses to those paid during prior years may be paid in the future.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

OPERATING LEASES

The Company is the lessor of portions of the office buildings and building improvements that it owns. The Company occupies the majority of its main office building. The leases are accounted for as operating leases and expire at various periods through January, 2007, and provide for minimum monthly receipts of $16,400 through December, 2006. All of the Company's leases are for two years or less.

The total costs of the office buildings and building improvements totaled $3,968,400 and $4,213,000 as of December 31, 2006 and 2005 and accumulated depreciation amounted to $2,322,900 and $2,464,900 as of December 31, 2006 and 2005, respectively. Rental income under the agreements was $187,300, $238,200 and $245,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum receipts for non-cancelable operating leases are as follows:

Years Ending
December 31,	Amount
2007	$92,600
2008	46,000

L. DISCONTINUED OPERATIONS:

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

	Year ending December 31,
	2006	2005	2004
Gain on sale of discontinued segment
Gain	$--	$15,768,500	$--
Taxes paid	--	(235,000)	--
	$--	$15,533,500	$--

Gain (loss) from dicontinued operations
Rocky Mountain Gas
Revenues	$--	$1,110,100	$3,826,100
Expenditures	--	(1,309,000)	(5,502,300)
Other	--	(127,200)	(262,300)
	$--	$(326,100)	$(1,938,500)

Canyon Homesteads
Revenues	$--	$--	$--
Expenditures	--	--	--
Other	--	--	--
	$--	$--	$--
Total gain (loss) from dicontinued operations	$--	$15,207,400	$(1,938,500)

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

M. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

U.S. ENERGY CORP.
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Operating revenues	$207,400	$281,100	$148,300	$176,600

Operating loss	$(4,283,900)	$(6,476,000)	$(2,967,400)	$(2,943,400)

Loss from continuing operations	$(4,024,400)	$(2,933,700)	$(6,236,200)	$(1,085,100)

Discontinued operations, net of tax	$--	$--	$--	$--

Benefit from income taxes	$15,331,600	$--	$--	$--

Net income (loss)	$11,307,200	$(2,933,700)	$(6,236,200)	$(1,085,100)

Gain (loss) per share, basic
Continuing operations	$0.60	$(0.16)	$(0.34)	$(0.06)
Discontinued operations	--	--	--	--
	$0.60	$(0.16)	$(0.34)	$(0.06)

Basic weighted average shares outstanding	18,991,008	18,367,198	18,300,530	18,127,158

Gain (loss) per share, diluted
Continuing operations	$0.53	$(0.16)	$(0.34)	$(0.06)
Discontinued operations	--	--	--	--
	$0.53	$(0.16)	$(0.34)	$(0.06)

Diluted weighted average shares outstanding	21,178,257	18,367,198	18,300,530	18,127,158

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

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

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

N.  SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement - Plan and Agreement of Merger for Crested Corp.

On January 23, 2007, the Company and Crested signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1%) not owned by the Company, and the subsequent merger of Crested into the Company pursuant to Wyoming and Colorado law (the Company is a Wyoming corporation and Crested is a Colorado corporation). The merger agreement was approved by all directors of both companies. The Company (and its officers and directors) have signed an agreement to vote its and their shares of the Crested in line with the vote of the holders of a majority of the Crested’s minority shares. The affirmative vote of the holders of a majority of the Crested’s outstanding shares is required to consummate the merger. The Company will not seek shareholder approval of the merger. Pursuant to the merger agreement, the Company will issue a total of approximately 2,802,481 shares of common stock to the minority holders of Crested common stock, including the shares equal to the equity value of options to buy the Crested’s common stock underlying 1,700,000 options. (See Note C)

Entry into a Material Definitive Agreement - For Sale of Uranium Assets to sxr Uranium One Inc.

On February 22, 2007, the Company and Crested, and certain of their private subsidiary companies, signed an Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies.

The following is only a summary of the APA, and is qualified by reference to the complete agreement filed as an exhibit to this Report.

At closing of the APA, the Company and Crested will sell substantially all of their uranium assets (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah (and geological library information related to the claims), and the Company’s and Crested’s contractual rights with Uranium Power Corp.), to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

•	$750,000 cash (paid in advance on July 13, 2006 after the parties signed the Exclusivity Agreement).
•	6,607,605 Uranium One common shares, at closing.
•
Approximately $5,000,000 at closing, as a UPC-Related payment. On January 31, 2007, the Company, Crested, and Uranium Power Corp. (“UPC), amended their purchase and sale agreement for UPC to buy a 50% interest in certain of the Company’s and Crested’s mining properties (as well as the mining venture agreement between the Company and Crested, and UPC, to acquire and develop additional properties, and other agreements), to grant the Company and Crested the right to transfer several UPC agreements, including the right to receive all future payments there under from UPC ($4,100,000 cash plus 1,500,000 UPC common shares), to Uranium One. For information about the agreements with UPC, see below.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

At closing of the APA, Uranium One will acquire the Company’s and Crested’s agreements with UPC (excluding those agreements related to Green River South, which will be retained by UPC), for which Uranium One will pay the Company and Crested the UPC-Related payment in an amount equal to a 5.25% annual discount rate applied to the sum of (i) $4,100,000 plus (ii) 1,500,000 multiplied by the volume weighted average closing price of UPC’s shares for the 10 trading days ending five days before the APA is closed.

•
Approximately $1,400,000, at closing, to reimburse the Company and Crested for uranium property exploration and acquisition expenditures from July 10, 2006 to the closing of the APA. These reimbursable costs relate to the Company’s and Crested’s expenditures on the properties being sold to Uranium One since the signing of the Exclusivity Agreement.

•	Additional consideration, if and when certain events occur as follows:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the properties being sold to Uranium One under the APA (excluding existing ore stockpiles on the properties).

•
From and after commercial production occurs at the Shootaring Canyon Mill, a production royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable. If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

•
Assumption of assumed liabilities: Uranium One will assume certain specific liabilities associated with the assets to be sold, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties in Wyoming. Subject to regulatory approval of replacement bonds issued by a Uranium One subsidiary as the responsible party, cash bonds in the approximate amount of $6,883,300 on the Shootaring Canyon Mill and other reclamation cash bonds in the approximate amount of $413,400 will be released and the cash will be returned to the Company and Crested by the regulatory authorities. Receipt of these amounts is expected to follow closing of the APA.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

All consideration will be paid to the Company, for itself and as agent for Crested and the several private subsidiaries of the Company and Crested that are parties to the APA. As of the date of this Report, the Company and Crested have not finalized the allocation of the consideration as between the Company and Crested and the subsidiaries.

Closing of the APA is subject to satisfaction of closing conditions customary to transactions of this nature, including (i) approval by the Toronto Stock Exchange of the issuance of the Uranium One common shares; (ii) approval by the State of Utah of the transfer to a Uranium One subsidiary of ownership of the Utah Department of Environmental Quality, Division of Radiation Control Radioactive Material License related to the Shootaring Canyon Mill; and (iii) the termination of the review period and receipt of a favorable ruling (following an ‘Exon-Florio’ filing to be made by the parties under the APA) that the transactions contemplated by the APA would not threaten the national security of the United States.

USECC holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest is not included in the APA.

The APA also provides that the Company, Crested and Uranium One will enter into a “strategic alliance” agreement at closing under which, for a period of two years, Uranium One will have the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company and Crested outside the five mile area surrounding the purchased properties.

InterWest

On January 8, 2007 InterWest, Inc. signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming. The purchase price is $1,268,800 payable as follows: $25,000 earnest money deposit and $1,243,800 payable at closing. InterWest has a sixty day due diligence period wherein it is to evaluate the property and obtain entitlements necessary to construct a 216 unit multifamily housing complex on the property. It is estimated that the construction cost of these rental units will be between $22 and $25 million. The Board of Directors has directed the management of InterWest that they should attempt to invest no more than 20% equity in the project should it go forward and that the balance of the funds must come from lenders. In the event that the entitlements do not prove up InterWest is not obligated to purchase the property.

SGMI Debt and Contingent Stock Purchase Warrant

On March 14, 2007, SGMI reached a Settlement Agreement with USE, Crested and USECC concerning: 1) an accumulated debt obligation by SGMI of approximately $2,025,700 for expenditures made by USECC on behalf of SGMI and 2) a Contingent Stock Purchase Warrant between SGMI, USE and Crested.

Pursuant to the terms and conditions of the Settlement Agreement, the parties agreed as follows:

1. To settle the accumulated debt obligation as of December 31, 2006 of $2,025,700, USECC agreed to accept 7,621,867 shares of SGMI common stock (subject to approval by the Toronto Stock Exchange (“Exchange”)). The debt is therefore being paid at negotiated price of $.26 per share. The price for SMGI stock on March 15, 2007 was $.20 per share.

U.S. ENERGY CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004 (continued)

2. To settle the Contingent Stock Purchase Warrant agreement of approximately $4.6 million, USE and Crested agreed to accept a 5% net profits interest royalty ("NPIR") in exchange for the Contingent Stock Purchase Warrant. Furthermore, USE and Crested agree that the 5% royalty shall continue until USE and Crested have recouped the $4.6 million. Once the $4.6 million is recouped the 5% NPIR shall be converted to a 1% NPIR thereafter.

3. In addition, subject to the closing of USE and Crested’s sxr Uranium One transaction, USE and Crested have agreed to provide a $1 million line of credit ($500,000 each) to SGMI at 12% annual interest, drawable and repayable at anytime in tranches of $50,000 or more by SGMI. USE and Crested have the sole option to have SGMI repay the debt in cash or SGMI stock at a 10% discount to the 10 day VWAP before payment (subject to Exchange approval).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

On January 19, 2007, the Company received a letter (dated January 10, 2007) from Epstein, Weber & Conover, PLC (“EWC”), stating that EWC had combined with Moss Adams LLP, that EWC therefore resigned as the registered independent accounting firm for the Company, and that the client-auditor relationship had ceased. EWC has advised that all partners of EWC have become partners of Moss Adams.

EWC’s audit reports on the companies’ financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There have not been any disagreements between the Company, and EWC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

Effective February 2, 2007, the Company engaged Moss Adams LLP to act as the Company’s principal independent accountant to audit the company’s financial statements for the year ended December 31, 2006. The Board of Directors of the Company approved the decision to engage Moss Adams LLP.

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

ITEM 9B. Other Information

None

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2006, we will file such information under cover of a Form 10-K/A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by ITEM 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2007, under the captions Proposal 1: Election of Directors, Filing of Reports Under Section 16(a), and Business Experience and Other Directorships of Directors and Nominees.

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person without charge upon written request addressed to Steven R. Youngbauer, Secretary, 877 North 8th West, Riverton, Wyoming 82501.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

The following are the two full time executive officers of USE who are not directors.

Robert Scott Lorimer, age 56, has been the Chief Accounting Officer for USE for more than the past five years Mr. Lorimer also has been Chief Financial Officer since May 25, 1991, Treasurer since December 14, 1990, and Vice President Finance since April 1998. He serves at the will of each board of directors. There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE. During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 40(f) listed proceeding. Mr. Lorimer is also a director of Crested.

Steven R. Youngbauer, age 57, has been General Counsel and Corporate Secretary for USE since January 23, 2007. He serves at the will of the board of directors. There are no understandings between Mr. Youngbauer and any other person pursuant to which he was named an officer or General Counsel. He has no family relationships with any of the other executive officer or directors of USE. During the past five years, Mr. Youngbauer has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by ITEM 11 is incorporated herein by reference to the proxy Statement for the Meeting of Shareholders to be held in June 2007, under the captions Executive Compensation and Director's Fees and Other Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

The information required by ITEM 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2007, under the caption "Principal Holders of Voting Securities."

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The information required by ITEM 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2007, under the caption Certain Relationships and Related Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) - (4) Epstein, Weber & Conover, PLC billed us as follows for the years ended December 31, 2005 and 2006 for the audit of the financial statements for those years and other audit-related work.

	Year Ending December 31
	2006	2005
Audit fees (1)	$123,000	$125,400
Audit related fees (2)	$8,400	$6,500
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
	$131,400	$131,900

(a)  Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission ("SEC"). These numbers are on a consolidated basis. Of the 2006 amount Crested paid $30,100.

(b)  For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. Crested paid $3,000 of the amount paid in 2006.

(c)  For tax compliance, tax advice, and tax planning services, relating to federal and state tax returns as necessary.

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

This approval process was used with respect to the engagement of Epstein Weber & Conover for the audit of the 2006 financial statements and related services for the quarterly reviews in 2006.

(5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees for 2006 (and 2005), all provided pursuant to the audit committee’s pre-approval policies and procedures, were: Audit-Related Fees 100% (100%); Tax Fees 0% (0%); and All Other Fees 0% (0% ).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(a) Financial Statements and Exhibits

(1) The following financial statements are filed as a part of the Report in Item 8:
Page
No.

Consolidated Financial Statements U.S. Energy Corp. and Subsidiaries	54

Report of Independent Registered Public Accounting Firm Moss Adams LLP	55

Report of (Former) Independent Registered Public Accounting Firm Epstein, Weber & Conover	56

Consolidated Balance Sheets - December 31, 2006 and December 31, 2005	57-58

Consolidated Statement of Operations for the Years Ended December 31, 2006, 2005 and 2004	59-60

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004	61-63

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	64-66

Notes to Consolidated Financial Statements	67-111

(2) All other schedules have been omitted because the required information in inapplicable or is shown in the notes to financial statements.

(3) Exhibits Required to be Filed

Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	Restated Articles of Incorporation	[2]

3.1(a)	Articles of Amendment to Restated Articles of Incorporation	[4]

3.1(b)	Articles of Amendment (Second) to Restated Articles of Incorporation (establishing Series A Convertible Preferred Stock)	[9]

3.1(c)	Articles of Amendment (Third) to Restated Articles of Incorporation (increasing number of authorized shares)	[14]

3.1(d)	Articles of Amendment to Restated Articles of Incorporation (establishing Series P Preferred Stock)	[5]

3.1(e)	Articles of Amendment to Restated Articles of Incorporation (providing that directors may be removed by the shareholders only for cause)	[3]

3.2	Bylaws, as amended through October 14, 2005	[6]

4.1	Amendment to 1998 Incentive Stock Option Plan	[11]

4.2	2001 Incentive Stock Option Plan (amended in 2003)	[7]

4.3-4.10	[intentionally left blank]

4.11
Rights Agreement dated as of September 19, 2001, amended as of September 30, 2005, between U.S. Energy Corp. and Computershare Trust Company, Inc. as Rights Agent. The Articles of Amendment to the Restated Articles of Incorporation creating the Series P Preferred Stock are included as an exhibit to the Rights Agreement, as well as the form of Right Certificate and Summary of Rights
[12]

4.12-4.20	[intentionally left blank]

4.21	2001 Officers' Stock Compensation Plan	[18]

4.22-4.30	[intentionally left blank]

10.1	Asset Purchase Agreement with sxr Uranium One Inc.	[14]

10.2	Form of Production Payment Royalty Agreement (an exhibit to the Asset Purchase Agreement with sxr Uranium One Inc)	[14]

10.3	Plan and Agreement of Merger between U.S. Energy Corp. and Crested Corp.	*

10.4	Voting Agreement between Crested Corp., U.S. Energy Corp., and certain other shareholders of Crested Corp.	*

10.5	Amendment to Agreements with UPC (Amendment dated effective January 31, 2007)	*

10.6	Purchase and Sale Agreement (without exhibits) - Bell Coast Capital, n/k/a/ Uranium Power Corp. (December 2004)	[8]

10.6(a)	Amendment to Purchase and Sale Agreement with Uranium Power Corp.	[13]

10.7	Mining Venture Agreement (without exhibits) - Uranium Power Corp. (April 2005)	[8]

14.0	Code of Ethics	[6]

16.0	Concurrence letter of former accountants	[15]

21.1	Subsidiaries of Registrant	[11]

31.1	Certification under Rule 13a-14(a) Keith G. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) Keith G. Larsen	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*

* Filed herewith

By Reference

[1]	Intentionally left blank.

[2]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990, filed September 14, 1990.

[3]	Incorporated by reference from exhibit 10.1 to the Registrant’s Form 8-K, filed June 26, 2006.

[4]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, filed September 14, 1992.

[5]	Incorporated by reference from the Registrant’s Form S-3 registration statement (333-75864), filed December 21, 2001.

[6]	Incorporated by reference from exhibit 14 to the Registrant's Form 10-K, filed March 30, 2005.

[7]	Incorporated by reference from exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[8]	Incorporated by reference from like-numbered to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[9]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, filed September 14, 1998.

[10]	Incorporated by reference from exhibit 2 to the Registrant’s Form 8-k, filed June 7, 2005.

[11]
Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended on May 31, 2001, filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002.

[12]	Incorporated by reference to exhibit number 4.1 to the Registrant's Form 8A/A, filed November 17, 2005.

[13]	Incorporated by reference from exhibit (b) to the Registrant’s Form 8-K filed January 17, 2006.

[14]	Incorporated by reference from exhibits 10.1 and 10.2 to the Registrant's Form 8-K filed February 23, 2007.

[15]	Incorporated by reference from exhibit to the Registrant’s Form 8-K/A filed February 1, 2007.

[16]-[17]	Intentionally left blank.

[18]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2002, filed September 13, 2002.

[19]-[24]	Intentionally left blank.

(b)
Reports on Form 8-K. In the last quarter of 2006, the Registrant filed 8 Reports on Form 8-K as follows: 1. October 10, 2006 for an Item 1.01 event, 2. October 19, 2006 for Item 5.02 and 8.01 events, 3. November 2, 2006 for an Item 1.01 event, 4. November 2, 2006 for an Item 8.01 event, 5. November 9, 2006 for an Item 8.01 event, 6. November 16, 2006 for an Item 7.01 event, 7. December 8, 2006 for an Item 1.01 event, 8. December 26, 2006 for an Item 8.01 event.

See paragraph a(3) above for exhibits.
(d)	Financial statement schedules, see above. No other financial statements are required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: April 2, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director

Date: April 2, 2007	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer

Date: April 2, 2007	By:	/s/ Mark J. Larsen
MARK J. LARSEN, President and Director

Date: April 2, 2007	By:	/s/ Harold F. Herron
HAROLD F. HERRON, Director

Date: April 2, 2007	By:	/s/ Allen S. Winters
ALLEN S. WINTERS, Director

Date: April 2, 2007	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: April 2, 2007	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: April 2, 2007	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director