Form 10-Q
period 2007-03-31
US ENERGY CORP
filed 2007-05-17
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2007 or

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

YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 15, 2007
Common stock, $.01 par value	20,587,098

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets March 31, 2007 and December 31, 2006 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2007 and 2006 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2007 and 2006 (unaudited)	7-8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-23

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	35-37

ITEM 2.	Changes in Securities and Use of Proceeds	37

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Submission of Matters to a Vote of Shareholders	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits and Reports on Form 8-K	38

	Signatures	39

	Certifications	See Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,402,300	$16,973,500
Marketable securities
Trading securities	86,000	123,400
Available for sale securities	--	1,148,500
Accounts receivable	621,600	344,900
Note receivable	--	560,500
Assets held for sale	9,958,000	9,686,300
Deferred tax assets	15,053,500	14,321,600
Inventories	33,800	33,700
Prepaid expenses and other current assets	273,300	132,800
Total current assets	41,428,500	43,325,200

INVESTMENTS:
Other	27,000	27,000

PROPERTIES AND EQUIPMENT:	11,675,300	11,563,500
Less accumulated depreciation,
depletion and amortization	(5,566,400)	(5,454,200)
Net properties and equipment	6,108,900	6,109,300

OTHER ASSETS:
Note receivable trade	9,600	10,000
Deferred tax assets	391,400	610,200
Real estate held for resale	1,819,700	1,819,700
Total other assets	2,220,700	2,439,900
Total assets	$49,785,100	$51,901,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$586,900	$1,115,000
Accrued compensation expense	619,300	1,190,200
Current portion of long-term debt	939,100	937,200
Liabilities held for sale	7,418,900	7,375,800
Refundable deposits	800,000	800,000
Other current liabilities	213,000	177,000
Total current liabilities	10,577,200	11,595,200

LONG-TERM DEBT, net of current portion	274,000	294,900

ASSET RETIREMENT OBLIGATIONS,	126,500	124,400

OTHER ACCRUED LIABILITIES	478,700	462,700

MINORITY INTERESTS	4,750,400	4,700,200

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
184,860 and 297,540 shares issued, respectively
forfeitable until earned	1,085,200	1,746,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 20,023,307
and 19,659,591 shares issued net of
treasury stock, respectively	200,200	196,600
Additional paid-in capital	74,127,000	72,990,700
Accumulated deficit	(40,420,100)	(39,101,900)
Treasury stock at cost, 497,845 shares	(923,500)	(923,500)
Unrealized gain on marketable securities	--	306,000
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	32,493,100	32,977,400
Total liabilities and shareholders' equity	$49,785,100	$51,901,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006
OPERATING REVENUES:
Real estate operations	$33,000	$54,800
Management fees and other	39,000	121,800
	72,000	176,600

OPERATING COSTS AND EXPENSES:
Real estate operations	165,900	70,200
Mineral holding costs	796,700	501,100
General and administrative	1,705,600	2,548,700
	2,668,200	3,120,000

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(2,596,200)	(2,943,400)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	1,000	2,414,900
Gain on sale of marketable securities	737,400	--
Loss from valuation of derivatives	--	(585,400)
Dividends	2,900	2,800
Interest income	226,000	51,300
Interest expense	(55,800)	(29,500)
	911,500	1,854,100

LOSS BEFORE MINORITY INTEREST AND
BENEFIT FROM INCOME TAXES	(1,684,700)	(1,089,300)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	18,200	4,200

LOSS BEFORE BENEFIT FROM
INCOME TAXES	(1,666,500)	(1,085,100)

BENEFIT FROM INCOME TAXES	348,300	--

NET LOSS	$(1,318,200)	$(1,085,100)

PER SHARE DATA
Net loss	$(0.07)	$(0.06)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	19,413,931	18,127,158

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,318,200)	$(1,085,100)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	(18,200)	(4,200)
Depreciation	120,300	159,700
Accretion of asset
retirement obligations	2,100	192,700
Initial valuation of asset
retirement obligation	--	83,400
Benefit from deferred tax assets	(348,300)	--
Gain on sale of assets	(1,000)	(2,293,700)
Loss on valuation of derivatives	--	585,400
Gain on sale of marketable securities	(737,300)	--
Noncash compensation	128,400	358,800
Noncash services	--	325,600
Net changes in assets and liabilities:	(1,464,200)	(76,500)
NET CASH USED IN
OPERATING ACTIVITIES	(3,636,400)	(1,753,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,452,400	--
Acquisition of unproved mining claims	(253,300)	(9,200)
Proceeds on sale of property and equipment	1,000	1,639,400
Purchase of property and equipment	(51,700)	(107,400)
Net change in restricted investments	(52,900)	500
Proceeds on note receivable	560,900	--
Net change in note receiable	--	(30,600)
Net change in investments in affiliates	34,700	44,200
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	1,691,100	1,536,900

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$393,100	$908,500
Proceeds from long term debt	164,100	184,400
Repayments of long term debt	(183,100)	(110,800)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	374,100	982,100

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(1,571,200)	765,100

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	16,973,500	6,998,700

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$15,402,300	$7,763,800

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$55,800	$29,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of mining claims
through issuance of subsidiary stock	$33,700	$--

Acquisition of assets
through issuance of debt	$--	$80,700

Satisfaction of receivable - employee
with stock in company	$--	$30,600

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1) The Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, have been prepared by the Company without audit. The Condensed Consolidated Balance Sheet at December 31, 2006 which was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2006 (not included). In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007, and 2006 and cash flows for the three months ended March 31, 2007 and 2006.

2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2006 Form 10-K. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

4) Recent Accounting Pronouncements - FIN 48 In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The adoption of FIN 48 has no significant impact on the financial statements of the Company at March 31, 2007.

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

5) The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%); Four Nines Gold, Inc. ("FNG") (50.9%); Sutter Gold Mining Inc. (“Sutter”) (49.6%); Crested Corp. (“Crested”) (70.9%); Yellow Stone Fuels, Inc. (“YSFI”) (35.9%) U.S. Moly Corp. (“USMC”) (90%), InterWest, Inc. (“InterWest”) (90%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted.

The Company’s ownership as of March 31, 2007 in Sutter below 50% is temporary. On March 14, 2007 the independent directors of Company, Crested and Sutter negotiated a settlement of $2,025,700 in debt due to the Company and Crested as of December 31, 2006 for the issuance of 7,621,867 shares of Sutter common stock. This issuance of these shares is subject to the approval of the Toronto Stock Exchange (“TSX”). Approval was obtained on May 2, 2007 to issue these shares which will place the consolidated ownership of Sutter by the Company at 54.5%.

Investments of less than 20% are accounted for by the cost method. Because of management control, YSFI is consolidated into the financial statements of the Company. All material inter-company profits, transactions and balances have been eliminated.

6) The Company accounts for all stock-based compensation pursuant to SFAS 123R which requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally, options fully vest immediately and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares to satisfy stock option exercises. There were no option awards granted in the three months ended March 31, 2007 and March 31, 2006. The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at March 31, 2007 was 5.62 years and $8,740,700, respectively. At March 31, 2007, all but 25,000 options that had been issued were vested and exercisable. During the three months ending March 31, 2007, the Company recognized $6,000 in compensation expense related to these 25,000 options.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

7) Components of Properties and Equipment at March 31, 2007, consist of land, buildings and equipment.

		Accumulated
		Amortization and	Net
	Cost	Depreciation	Book Value

Mining properties	$848,600	$-	$848,600
Buildings, land and equipment	10,826,700	(5,566,400)	5,260,300
Totals	$11,675,300	$(5,566,400)	$6,108,900

The Company has impaired a portion of historical costs associated with its properties in prior periods. The Company will provide additional impairments if necessary in the future. No additional impairments are required at March 31, 2007.

8) Unrealized gains on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity. The following table illustrates the effect on net loss if the Company had recognized comprehensive income:

	Three months ending March 31,
	2007	2006
Net loss	$(1,318,200)	$(1,085,100)

Comprehensive gain from the
unrealized gain on marketable securities	--	353,300

Comprehensive loss	$(1,318,200)	$(731,800)

9) In accordance with the provisions of SFAS No. 115, the Company accounts for investments in marketable equity securities as available for sale or trading securities. Available for-sale securities are measured at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized. Changes in value of trading securities are recorded as current period gains and losses in the statements of operations.

At March 31, 2007, the Company only holds trading securities. The Company did not have an investment in marketable securities held for resale at March 31, 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

10) The components of deferred taxes as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$370,200	$589,000
Accrued reclamation	925,500	879,100
Allowances for bad debts	-	-
Tax basis in excess of book (Pinnacle Stock)	-	-
Net operating loss carryforwards	15,045,800	14,525,100
Tax credits (AMT credit carryover)	44,200	44,200
Non-deductible reserves and other	2,900	2,900
Total deferred tax assets	16,388,600	16,040,300

Deferred tax liabilities:
Book basis in excess of tax basis	(15,100)	(179,900)
Accrued reclamation	(926,400)	(926,400)
Non-deductible reserves and other	(2,200)	(2,200)
Total deferred tax liabilities	(943,700)	(1,108,500)

Net deferred tax assets	15,444,900	14,931,800
Valuation allowance	-	-
Deferred tax assets net of valuation allowance	$15,444,900	$14,931,800

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will or will not be realized. Pursuant to paragraph 103 of Statement of Financial Accounting Standards No. 109 it is more likely than not that the net operating loss of the Company and the other deferred tax assets will be realized as a result of the closing of the Uranium One Asset Purchase Agreement. No valuation allowance is therefore provided at March 31, 2007 and December 31, 2006 as management of the Company believes that the deferred tax assets will be utilized in future years.

During the quarter ended March 31, 2007, net long-term deferred tax assets decreased by $218,800 and net current deferred tax assets increased by $731,900. The net change in deferred tax assets was therefore $513,100. Additionally, the Company recorded $164,800 in other comprehensive income and a net tax benefit of $348,300 during the period ended March 31, 2007. During the year ended December 31, 2006, a long-term deferred tax asset of $610,200 and a current deferred tax asset of $14,321,600, net of a deferred tax liability of $164,800 related to marketable securities, were recorded; the Company therefore recognized a net deferred tax benefit of $15,096,600.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

There were no taxes payable at March 31, 2007 and December 31, 2006.

At March 31, 2007 and December 31, 2006, the Company (together with Crested Corp.) had available, for federal income tax purposes, net operating loss carry forwards (“NOL”) of approximately $42,988,000 and $41,500,300, respectively, which will expire from 2008 to 2027.  In addition, the Company has available $573,300 of stock based compensation expense windfall. The tax benefit of which will be a credit to additional paid in capital when the deduction reduces current income taxes payable. The Company believes this will occur in the second quarter of 2007 as a result of the sale of the Company’s uranium assets to sxr Uranium One on April 30, 2007. (See Note 19 to financial statements)

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000. The Company’s income tax liabilities are settled through fiscal 2000.

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes. Pursuant to FIN 48, the Company identified, evaluated and measured the amount of income tax benefits to be recognized for the Company’s income tax positions. The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements. As a result of the adoption of FIN 48, the Company has not recognized any change to the December 31, 2006 balance in retained earnings. At December 31, 2006 and March 31, 2007, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at December 31, 2006 and no accrued interest or penalties at March 31, 2007.

11) During the quarter ended March 31, 2007 the Company sold 1,500,000 shares of UPC. The Company received $1,452,400 in net cash proceeds and recorded a net gain of $774,700 on the sale of the UPC shares.

12) The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings per common share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive. Potential common shares relating to options and warrants are excluded from the computation of diluted loss per share, because they are anti-dilutive. These options and warrants totaled 5,444,343 and 5,422,352 at March 31, 2007 and 2006, respectively. Stock options and warrants have a weighted average exercise price of $2.96 and $3.62 per share, respectively at March 31, 2007 and were $2.24 and $3.40 per share, respectively at March 31, 2006.

13) Long term debt at March 31, 2007 consists of:

Current portion of long term debt for the purchase of aircraft, equipment and insurance policies at various interest rates and due dates	$939,100

Long term portion of debt for the purchase of aircraft, equipment and insurance policies at various interest rates and due dates	274,000
$1,213,100

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

14) The Company has uranium properties that are in a shut down status in Wyoming and southern Utah for which it is responsible for the reclamation expense. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates for these reclamation expenses based on certain assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	Three months ending March 31,
	2007	2006
Balance December 31,	$124,400	$5,902,200
Addition to Liability	--	83,400
Accretion Expense	2,100	192,700
Balance March 31,	$126,500	$6,178,300

15) During the three months ended March 31, 2007, the Company issued 251,036 shares of its common stock and released 112,680 forfeitable shares upon the retirement of one of its officers and one of its directors. As a result of the issuance of stock to outside directors, issuance of shares under the 2001 stock compensation plan and the expensing of previously granted employee options, the Company recorded a non-cash compensation expense of $85,300. The following table details the number of shares issued and the dollar values received.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance December 31, 2006	19,659,591	$196,600	$72,990,700

Stock issued to outside directors	3,812	--	18,000

2001 stock compensation plan	12,500	100	61,200

Exercise of options	152,831	1,500	113,600

Exercise of warrants	81,893	800	277,300

Expense of employee options vesting	--	--	6,000

Forfeitable stock released for
an employee	112,680	1,200	660,200
	20,023,307	$200,200	$74,127,000

16) On January 8, 2007 InterWest, Inc. signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming. The purchase price is $1,268,800 payable as follows: $25,000 earnest money deposit and $1,243,800 payable at closing. InterWest has a sixty day due diligence period wherein it is to evaluate the property and obtain entitlements necessary to construct a 216 unit multifamily housing complex on the property. It is estimated that the construction cost of these rental units will be between $22 and $25 million. The Board of Directors has directed the management of InterWest that they should attempt to invest no more than 20% equity in the project should it go forward and that the balance of the funds must come from lenders. Further the board of directors has authorized up to $2.3 million to be expended on the property itself and entitlements. InterWest purchased the property on May 11, 2007.

17) On January 23, 2007, the Company and Crested signed a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1% is not owned by the Company and approximately 70.9% is owned by the Company), and the subsequent merger of Crested into the Company. The merger agreement was approved by all directors of both companies. The exchange ratio of 1 of the Company’s shares for each 2 Crested shares (not owned by the Company) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies, on December 20, 2006. The exchange ratio represents an approximate 12% premium to the relative stock prices between the two companies for the 30 days ended December 18, 2006.

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

Management believes that the merger of Crested into the Company will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company. It is anticipated that the merger will occur during the quarter ending September 30, 2007.

18) On March 14, 2007, Sutter reached a Settlement Agreement with the Company, Crested and USECC concerning: 1) an accumulated debt obligation by Sutter of approximately $2,025,700 at December 31, 2006 for expenditures made by USECC on behalf of SGMI and 2) a Contingent Stock Purchase Warrant between SGMI, the Company and Crested.

Pursuant to the terms and conditions of the Settlement Agreement, the parties agreed as follows:

1. To settle the accumulated debt obligation as of December 31, 2006 of $2,025,700, USECC agreed to accept 7,621,867 shares of SGMI common stock (subject to approval by the Toronto Stock Exchange (“TSX”)). The debt is therefore being paid at negotiated price of $.26 per share. The price for SMGI stock on March 15, 2007 was $.20 per share. As approval of the TSX had not been received by March 31, 2007 the transaction is not reflected in the financial statements as of that date. On May 4, 2007 approval was received from the TSX.

2. To settle the Contingent Stock Purchase Warrant agreement of approximately $4.6 million, the Company and Crested agreed to accept a 5% net profits interest royalty ("NPIR") in exchange for the Contingent Stock Purchase Warrant. Furthermore, the Company and Crested agree that the 5% royalty shall continue until the Company and Crested have recouped the $4.6 million. Once the $4.6 million is recouped the 5% NPIR shall be converted to a 1% NPIR thereafter.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

3. In addition, concurrent with the closing of the Company and Crested’s sxr Uranium One transaction on April 30, 2007, the Company and Crested have agreed to provide a $1 million line of credit ($500,000 each) to SGMI at 12% annual interest, drawable and repayable at any time in tranches of $50,000 or more by SGMI. The Company and Crested have the sole option to have SGMI repay the debt in cash or SGMI stock at a 10% discount to the 10 day VWAP before payment (subject to Exchange approval).

19) Subsequent Events

Uranium One Asset Purchase Agreement Closing (see Form 8K/A filed on May 7, 2007)

On April 30, 2007, the Company and certain of their private subsidiary companies, completed the sale of uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies. As used in this report, Uranium One refers to that entity as well as its subsidiaries that are parties to the APA, and the Company and Crested refer to those entities, as well as their subsidiaries that are parties to the APA. The APA is an exhibit to the Form 8-K filed on February 23, 2007.

At closing, the Company and Crested sold their uranium assets (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah and geological data information related to the sold claims), and the Company’s and Crested’s contractual rights with Uranium Power Corp. (“UPC”), to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

Consideration received at closing:

Cash and Uranium One stock:

•	$750,000 cash (paid in advance on July 13, 2006) and recorded as a refundable deposit.

•	6,607,605 Uranium One common shares. On April 30, 2007, the Uranium One common shares closed at CAD$16.65 per share on the TSX (approximately USD$15.04).

•
$6,606,000 cash, comprised of (i) $5,020,900 as a “UPC-Related Payment” to pay the Company and Crested for transferring to Uranium One their contractual rights with UPC; and (ii) $1,585,100 in reimbursements for the Company’s and Crested’s property expenditures from July 10, 2006.

(i) UPC-Related Payment:

•  $3,013,600 as the net present value of $3,100,000 in future cash payments owed by UPC to the Company and Crested under the purchase and sale agreement for UPC to buy a 50% interest in certain of the Company and Crested’s mining properties (as well as the mining venture agreement between the Company and Crested, and UPC, to acquire and develop additional properties, and other agreements). At February 22, 2007, the future payments amount was $4,100,000, however, prior to the Closing of the APA, UPC paid the Company and Crested $1,000,000 of that amount.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

and

•  $2,007,300 as the net present value of the 1,500,000 shares of UPC stock to have been issued in the future by UPC to the Company and Crested under the purchase and sale agreement. The UPC stock was priced at a 5.25% annual discount rate applied to the volume weighted average closing price of UPC stock for the ten trading days ended April 25, 2007.

(ii)  Reimbursements:

•      $1,585,100 for property acquisition and exploration costs, and Shootaring Mill holding expenses.

Net cash paid to the Company and Crested was $6,602,700 after deduction of $3,300 for pro rated property taxes paid by the Company and Crested. Of the cash paid as reimbursable costs, $88,000 was escrowed for resolution of work related to some of the mining claims.

The net gain on the sale of the uranium assets to sxr Uranium One is as follows:

Revenues from sale of assets to sxr Uranium One
Release of refundable deposit	$750,000
Relief from Asset Retirement Obligations	6,527,200
Relief from accrued holding costs on uranium mill	848,600
sxr Uranium One purchase of UPC position	5,020,900
Reimbursable Costs	1,585,100
Receipt of sxr Uranium One common stock	99,400,600

114,132,400

Cost of sale of assets to sxr Uranium One
Mining Claims	1,535,500
Property Plant and Equipment - net	692,500
Pro-ration of property taxes	3,300
Accrued costs from January 1, 2007 to April 30, 2007	172,900

2,404,200

Net gain before income taxes	111,728,200

Provision for income taxes	41,771,700

Net gain on sale of assets to sxr Uranium One	$69,956,500

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Assumption of assumed liabilities:

•
Uranium One has assumed certain specific liabilities associated with the sold assets, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties. The Company and Crested’s cash bonds in the approximate amount of $6,883,300 will be released and the cash will be returned by the regulatory authorities.

Payments which may be received in the future:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the claims sold to Uranium One on April 30, 2007 (excluding existing ore stockpiles on the properties).

•
From and after the initiation of commercial production at the Shootaring Canyon Mill, a production payment royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable. If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

All consideration paid and to be paid, will be primarily paid to the Company, for itself and as agent for Crested and the several private subsidiaries of the Company and Crested that were parties to the APA. Pursuant to a cash flow sharing arrangement on certain of the properties and joint ownership on others, the cash proceeds will in principal be divided equally between the Company and Crested.

The Company’s and Crested’s joint venture holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming. This interest is not included in the APA.

The Company, Crested, and Uranium One have entered into an agreement by which, for two years, Uranium One has the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company and Crested outside the five mile area surrounding each of the properties sold to Uranium One on April 30, 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Payment of Cash Bonus

On May 2, 2007, the Company, with the approval of its board of directors and upon the recommendation of the compensation committee (independent directors), paid a $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to sxr Uranium One. Included in the cash bonus were executive officers (amounts shown are gross payments): Keith G. Larsen ($709,000); Mark J. Larsen ($709,800); Harold F. Herron ($709,800); Robert Scott Lorimer ($709,500); and general counsel Steven R. Youngbauer ($403,300). Additionally the four outside directors each received a $40,000 bonus: H. Russell Fraser, Michael Feinstein, Michael T. Anderson; and Allen S. Winters. The outside directors’ bonus was approved by the non-independent directors; the compensation committee did not make a recommendation on bonuses paid to its members. The balance of the cash bonus, paid to employees, was generally equivalent to one year’s gross salary for 2006.

Also on May 2, 2007, the Company, with the approval of its board of directors and upon the recommendation of the compensation committee, paid a total of $649,500 in taxes owed by officers and employees, upon the proposed release to them on May 2, 2007 by the Company, of a total of 177,600 forfeitable shares of common stock of U.S. Energy Corp., and 2,460 dividend shares, for a total proposed release of 180,060 shares. These shares had been issued to individuals in the early 1990s, and have been recorded at issue dates on the books as compensation expense, but the stock was held by the Company; recognition of income by the recipients was deferred pending vesting upon retirement, total disability or death. The board of directors has proposed an amendment to the plan to allow release of the shares (fully vested) as of May 2, 2007. The taxes paid for the individuals were $29,700 (Keith G. Larsen); $276,300 (Harold F. Herron); and $261,900 (Robert Scott Lorimer). Also in connection with the payment of such taxes for the individuals, the Company reimbursed the estate of John L Larsen for $213,800 of taxes recently paid by the estate upon release of forfeitable shares to the estate following Mr. Larsen’s passing in September 2006; and reimbursed Daniel P. Svilar $162,300 for taxes he paid following release of forfeitable shares to him upon his retirement in January 2007. Payment by the Company of all such taxes, at such time as the forfeitable shares were released to the recipients, was approved by the board of directors in the early 1990s at such time as the payment of the taxes was commercially feasible.

The Company filed an amended proxy statement for the 2007 Annual Meeting, to seek ratification by the shareholders of (i) the board of directors’ amendment of the plan to permit the release of the forfeitable shares to the officers and other employees, prior to their retirement or other termination of service; (ii) the payment to the IRS by the company, on behalf of the individuals, of the taxes owed by the individuals as a result of the release of the shares as of May 2, 2007; and (iii) the reimbursement of the amounts paid to the estate of John L. Larsen and Daniel P. Svilar, as well as the reimbursement of approximately $23,000 paid to former director Don C. Anderson upon his retirement in January 2007 (to pay the taxes he owed as result of the delivery of his forfeitable shares to him).

Certificates for the shares (which have been held by the Company for many years) have not been delivered to the individuals now in service. If the shareholders give the ratification disclosed in general terms in the preceding paragraph, the certificates will be delivered to the individuals who are now in service. If the shareholders do not give their ratification, then the certificates in those individuals’ names will be retained by the Company, and the Company will seek either a refund from the IRS or pursue a credit from the IRS for future taxes the Company will owe.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

If ratification is not obtained from the shareholders, the prior delivery of the certificates for the shares issued to the estate of John L. Larsen, Daniel P. Svilar, and Don C. Anderson will not be affected, but those individuals will be asked to refund, to the Company, the tax reimbursements they have already received.

On May 4, 2007, the Company and Crested signed a contract to sell (to a Canadian financial institution) 4,400,000 of the 6,607,605 shares of the sxr Uranium One shares they received at closing for net proceeds (after commission and bulk sale discount) of $61,044,600. Closing is expected on or before May 15, 2007.

Lucky Jack Molybdenum Property - Kobex Resources, Ltd. (See Form 8K filed on April 9, 2007)

On April 3, 2007, the Company, Crested, and U.S. Moly Corp. (“U.S. Moly”), and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “Kobex”), signed a formal Exploration, Development and Mine Operating Agreement (the “agreement”) with Kobex Resources Ltd. for the Mt. Emmons “Lucky Jack” Molybdenum Property. The Company and Crested together are referred to as “USECC.”

The terms of the agreement generally are similar to the terms described in the Forms 8-K filed on October 10, 2006 and December 8, 2006, which summarized the terms of the Letter Agreement, and its amendment, between USECC and Kobex. However, as previously disclosed, the parties agreed that at the end of the due diligence period, they would use their best efforts to negotiate and sign a formal agreement. The final agreement replaces the amended Letter Agreement.

The agreement grants Kobex the exclusive option to acquire up to a 50% undivided interest in patented and unpatented claims located near Crested Butte, Colorado, which are held by USECC, for $50 million. The $50 million to be spent will be for all Project-related expenditures, the cost for a bankable feasibility study, and option payments to USECC. The balance between money spent on expenditures and option payments, and $50 million, will be paid to USECC in cash.

Expenditures and Option payments

Date by When Expenditures and Options Must be Paid(1)	Expenditures Amount(2) - $	Option Payment Amount (3) - $	Total Expenditure and Option Payment Amount - $	Cumulative Total for Expenditures Amounts and Option Payments - $
Later of April 13, 2007 or TSX-V Approval(4)	-0-	750,000	750,000	750,000
March 31, 2008	3,500,000(5)	1,200,000(5)	4,200,000	4,950,000
Dec. 31, 2008	5,000,000	500,000	5,500,000	10,450,000
Dec. 31, 2009	5,000,000	500,000	5,500,000	15,950,000
Dec. 31, 2010	2,500,000	500,000	3,000,000	18,950,000
Dec. 31, 2011	-0-	500,000	500,000	19,450,000
Totals	16,000,000	3,950,000	19,450,000	19,450,000

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

(1)
Any shortfall in expenditures may be paid direct, in cash, to USECC. Except for the initial payment of $3,500,000 in expenditures by March 31, 2008 (which is a firm commitment of Kobex), if any expenditures amount is not fulfilled and/or option payment is not made by 90 days after the due date, the agreement will be deemed to have been terminated by Kobex. However, if Kobex fails to incur an expenditures amount and/or does not make an option payment after the date when Kobex has earned a 15% interest, U.S. Moly will replace Kobex as manager of the property.

(2)
Expenditures include (but are not limited to) holding and permitting costs for the property; geological, geophysical, metallurgical, and related work; salaries and wages; and water treatment plant capital and operating costs.

(3)	At Kobex’ election, option payments may be made in cash or Kobex common stock at market price on issue date. Kobex may accelerate these payments in advance of the scheduled dates.

(4)	The agreement is subject to approval by the TSX Venture Exchange. If not approved by July 2, 2007, the agreement will immediately terminate unless the parties agree otherwise.

(5)	For this period, Kobex may reduce the option payment by $700,000 by increasing expenditures by that amount, or apportioning the $700,000 between the option payment and expenditures.

Bankable Feasibility Study

Kobex is required to deliver a bankable feasibility study (the “BFS”) for the property (including confirmation of advance permitting or issuance of a mining permit). If option payments and expenditures, plus the costs to prepare the BFS, total $50 million before the BFS is completed and delivered to USECC, Kobex and USECC shall jointly (50% each) fund completion of the BFS.

If option payments and expenditures are less than $50 million, then, in order to fully exercise the option to acquire an aggregate 50% interest in the Property, Kobex shall pay USECC in cash the difference between $50 million, and the option payments plus expenditures plus the costs to prepare and complete the BFS. This amount is the “study cash difference.” If the BFS is not completed by December 31, 2016, Kobex’ interest will revert to 15% (if an aggregate of $15 million has been spent on the property by that date) and U.S. Moly will assume operatorship of the property.

Exercise of the Option

The option is exercisable in two stages. The “option period” is the time between April 3, 2007, and that date when Kobex has earned the additional 35% interest.

First Stage: When Kobex has incurred an initial $15 million in expenditures, Kobex shall have earned a 15% interest in the property.

Second Stage: If Kobex completes the remaining option payments and expenditures and delivers the BFS (and pays the study cash difference, if applicable), Kobex shall have earned an additional 35% interest (for a total of 50%). This date will be the “50% option exercise date.”

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Management During the Option Period. On the 50% Option Exercise Date, Kobex may either (i) elect to form a joint venture with USECC (50% interest each); or (ii) four months after such date, offer USECC an election to form the joint venture and have Kobex arrange all future financing for all operations on the property, for an additional 15% interest to Kobex (for a total 65% interest in the joint venture); or (iii) acquire all the outstanding securities of the an entity formed by USECC to hold its joint venture interest, for Kobex stock, with the purchase price determined by negotiation or an independent valuator.

Throughout the option period, Kobex shall be the manager of all programs on the property, and its activities shall be subject to the direction and control of a management committee. The management committee shall have four members (two each from USECC and Kobex); in the event of a tie, the Kobex members shall have the casting vote. A technical committee, also with two members from each party, shall provide technical assistance to the management committee.

The Joint Venture

After the 50% option exercise date, a joint venture (the “Luck Jack Joint Venture”) shall be deemed formed between USECC and Kobex, to hold and explore the property; if feasible, develop a mine on the Property; and for so long as feasible, operate the mine and exploit minerals from the property. USECC and Kobex each shall have a 50% interest in the joint venture and shall be obligated to contribute funds to adopted programs and budgets in proportion to their interests.

Kobex shall be the manager of the joint venture, subject to the direction and control of a management committee (which may be the same as the management committee during the option period).

Broker’s Fee

Kobex may pay a broker’s fee in connection with the agreement. USECC and Kobex are negotiating the terms of how much of this fee USECC would be obligated to pay. USECC does not expect its share to be more than CAD$500,000 if Kobex pays such a fee and USECC will have the option to pay its share of such fee over a five year period (CAD$100,000 annually to Kobex in cash or the Company’s stock, or in shares of Kobex which USECC will have received for option payments from Kobex). If the master agreement with Kobex is terminated for any reason during the five year period, USECC’s obligations to reimburse Kobex for the broker’s fee also would be terminated.

Continuing Royalty held by USECC. USECC shall continue to retain a 6% gross overriding royalty on production from the property, under the Amended and Restated Royalty Deeds and Agreement dated May 29, 1987 between U.S. Energy and Crested, and Mt. Emmons Mining Company. The Company and Crested’s 6% royalty will be reduced to 5.1% when Kobex earns a 15% interest in the property, and will be reduced again to 3% when Kobex earns a 50% interest in the property.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2007 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in our business, actual results may differ materially from the discussion below.

Overview of Business

U.S. Energy Corp. (“The Company”) and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas. The Company also has been engaged in the past in commercial real estate on a limited basis, and generally only in connection with acquiring mineral properties which included commercial real estate. Going forward, the Company intends to expand commercial real estate operations. Initially the Company will target multifamily housing in communities located in the Rocky Mountain area that are being impacted by natural resource development. The Company is also considering other real estate investments in the Rocky Mountain region.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. (“Crested”) of which it owns a consolidated 70.9% interest. The narrative discussion of this MD&A refers only to the Company but includes the consolidated financial statements of Crested, Plateau Resources Limited, Inc. ("Plateau"), Sutter Gold Mining, Inc. (“Sutter”), USECC and other subsidiaries. The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties. The Company had no production from any of its mineral properties during the quarter ended March 31, 2007.

During the years ended December 31, 2003 and 2004, the Company’s uranium and gold properties were shut down due to depressed metals prices. The market price for uranium increased during 2005 and 2006 to levels which allowed the Company and Crested to sell all their uranium assets. Molybdenum prices have increased which have likewise attracted a joint venture partner.

Uranium - The price of uranium concentrates has increased from a five year low of $9.75 per pound in September 2002 to a five year high of $120.00 per pound on May 7, 2007 (Ux Weekly).

Gold - The five year low for gold was $302.10 per ounce in April 2002. The market price for gold has risen since that time to a five year high of $719.88 per ounce on May 11, 2006. The price for gold on May 8, 2007 was $685.10 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $2.68 per pound in April 2002. The five year high of molybdic oxide was $39.50 per pound on June 2, 2005. The price for molybdic oxide was $29.12 per pound on May 4, 2007. (Metal Prices.com).

The rebound in the Company’s commodity prices presents opportunities. In contrast to the prior five years, we now have cash on hand sufficient for general and administrative expenses and exploration expenses on mineral properties as well as the development and acquisition of real estate projects. The use of the Company’s cash for these purposes is further enhanced by the closing of sales transactions relating to the Company’s uranium properties and the Company’s Lucky Jack molybdenum property. Kobex Resources Ltd. (“Kobex”) is expected to pay the Lucky Jack molybdenum property permitting expenses and water treatment plant operating costs going forward. As a result of the closing of the sale of uranium assets to sxr Uranium One on April 30, 2006 additional cash will be available for additional investments in mineral properties and other potential businesses.

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

Forward Looking Statements

This Report on Form 10-Q for the three months ended March 31, 2007 and 2006, includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than statements of historical fact included in this Report are forward-looking statements. In addition, whenever words like "expect", "anticipate”, or "believe" are used, the Company is making forward looking statements. Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

Critical Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Plateau (100%), Crested (70.9%), Four Nines Gold, Inc. ("FNG") (50.9%), Sutter (49.6%), Yellow Stone Fuels, Inc. (“YSFI”) (35.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted. Additional subsidiaries have been organized by the Company and include U.S. Moly Corp. (“USMC”) for molybdenum and InterWest, Inc. (“InterWest”) for real estate. The Company on a consolidated basis owns 90% of these subsidiaries with the remaining 10% being owned by employees, officers and directors of the Company. Subsequent to the quarter ended March 31, 2007, management and the board of directors of the Company determined that the ownership of subsidiary companies by employees, officers and directors would cease and all equity compensation would be given at the Company level.

The Company’s ownership as of March 31, 2007 in Sutter below 50% is temporary. On March 14, 2007 the independent directors of Company, Crested and Sutter negotiated a settlement of $2,025,700 in debt due to the Company and Crested as of December 31, 2006 for the issuance of 7,621,867 shares of Sutter common stock. This issuance of these shares is subject to the approval of the Toronto Stock Exchange (“TSX”). Approval was obtained on May 4, 2007 to issue these shares which will place the consolidated ownership of Sutter by the Company at 54.5%.

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method. Because of management control and debt to the Company which may be converted to equity, YSFI is consolidated into the financial statements of the Company. Investments of less than 20% are accounted for by the cost method. All material inter-company profits, transactions and balances have been eliminated.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits. At March 31, 2007, the Company had its cash and cash equivalents with several financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company is currently seeking a relationship with an investment banker to assist in the management of cash reserves as well as the financing of acquisitions and on going operations.

Accounts and Notes Receivable - The majority of the Company's accounts receivable are due from industry partners for exploratory drilling programs, real estate rentals and management fees. The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history. The Company provides reserves for account and note receivable balances when they become uncollectible, and payments subsequently received on such receivables and notes are credited to the allowance for doubtful accounts. At March 31, 2007 there were no provisions of doubtful accounts for either receivable or note balances.

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

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved reserves are amortized by applying the unit-of-production method using estimates of proved reserves. Investments in unproven properties and major construction and development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.

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

Assets and Liabilities Held for Sale - Long lived assets and liabilities that will be sold within one year of the financial statements are classified as current. At March 31, 2007 the Company believed that its uranium assets in Wyoming, Utah, Colorado and Arizona would be sold within a twelve month period. All capitalized asset balances associated with these assets, including cash bonds pledged as collateral for reclamation liabilities, were therefore classified as Assets Held for Sale as of March 31, 2007. Likewise all asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at March 31, 2007.

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

Income Taxes - The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets, liabilities and carry forwards. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized. During the quarter ended March 31, 2007, we recognized an income tax benefit of $348,300 by reducing the valuation allowance on the deferred income tax assets based upon our assessment that we will generate taxable income as a result of the transaction with sxr Uranium One Inc. for the sale of uranium assets (the Shootaring Canyon uranium mill in Utah, and unpatented uranium claims in Wyoming, Colorado, Arizona and Utah).

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

Liquidity and Capital Resources

The Company’s cash position at March 31, 2007, was $15,402,300 which is a decrease of $1,571,200 from the cash position at December 31, 2006. During the three months ended March 31, 2007, investing activities generated $1,691,100, financing activities generated $374,100 and operating activities consumed $3,636,400.

Operations resulted in a net loss of $1,318,200 of which the largest use of cash was the payment of $570,900 of accrued compensation expenses, payment of accounts payable of $528,100, and an increase in the Company’s accounts receivable of $276,700. The accrued compensation was the second installment of a bonus which was granted by the board of directors to the former chairman’s estate in the amount of $250,000 and the same amount to the Company’s General Counsel who retired in January 2007. The increase in receivables was due to amounts due from UPC and Kobex for costs paid for by the Company on mineral properties. The Company recognized a gain from the sale of assets, $1,000, and the sale of its shares of UPC of $774,700 during the three months ended March 31, 2007. Non-cash expenditures in operations totaled $207,800 during the three months ended March 31, 2007. The components of these non cash items in operations were: depreciation, $120,300; accretion of asset retirement obligations relating to the Company’s mining properties, $2,100; $128,400 of non-cash compensation relating to the 2001 stock award plan, expensing of employee options, accrual of executive retirement benefits and the accrual of the Employee Stock Ownership Plan.

Investing Activities - During the three months ended March 31, 2007, the Company received $1,452,400 from the sale of its shares of UPC common stock. The Company also received $560,900 from the payment of a note receivable. During the three months ended March 31, 2007, the Company had proceeds of $1,000 from the sale of assets compared to $1,639,400 for the same period in 2006 and purchased various pieces of equipment totaling $51,700 compared $107,400 during the three months ended March 31, 2007 and 2006, respectively. Acquisition of mining claims consumed $253,300 during the three months ended March 31, 2007 compared to $9,200 for the quarter ended March 31, 2006. The costs associated with the acquisition of mining claims were reimbursed by sxr Uranium One on the closing of the sale of the Company’s uranium assets on April 30, 2007. Please see Note 19 to Financial Statements above.

Cash flows from financing activities were primarily as a result of the issuance of the Company’s common stock as a result of the exercise of stock warrants and options, $393,100 and proceeds from long term debt of $164,100 for the financing of the purchase of equipment and the financing of liability insurance premiums. These sources of cash from financing activities were offset by payments made on long term debt in the amount of $183,100.

The Company believes that the current market prices for gold and molybdenum are at levels that warrant further exploration and development of the Company’s mineral properties. Management of the Company anticipates these metals prices will remain at levels which will allow the properties to be produced economically. Management of the Company therefore believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, cash on hand, and the sale of equity or a combination of the four. The successful development and production of these properties could greatly enhance the liquidity and financial position of the Company.

Although the Company has sufficient liquidity at March 31, 2007 (due to the sale of its Enterra units and Pinnacle shares and subsequent to March 31, 2007 due to the sale of its uranium assets to sxr Uranium One) to fund limited exploration and development reclamation projects on its mineral properties, the purchase and development of real estate properties as well as general and administrative costs and expenses, it may need to continue to attract equity investors or industry partners to fully develop its mineral properties and/or finance acquisitions.

Capital Resources

Contract to Sell Uranium Assets to Uranium One and the UPC Agreement

On April 30, 2007, the Company closed on the asset purchase agreement with sxr Uranium One, and certain of its private subsidiary companies. sxr Uranium One bought all our uranium assets (except for a royalty on Green Mountain in Wyoming) and took over the Company’s rights in the UPC purchase and mining venture as well as assumed all the liabilities associated with the uranium properties. The Company, on a pro forma basis, recognized a gain of $69,956,500 on the sale of these assets. The Company signed, on May 4, 2007, a contract to sell (to a Canadian financial institution) 4,400,000 of the 6,607,605 shares of sxr Uranium One common stock that it received at closing. Net proceeds from the sale of these shares (after commission and bulk sale discount) was $61,044,600. These funds will be used to pay income taxes due as a result of the sale of the uranium assets to sxr Uranium One, investments and ongoing general and administrative expenses. Closing is expected on or before May 15, 2007. The proceeds from the sale of these assets substantially enhance the liquidity of the Company. Please see Note 19 to Financial Statements above.

Kobex Resources Ltd. Agreement

On April 3, 2007, the Company and Crested signed a formal Exploration, Development and Mine Operating Agreement giving Kobex (“KBX”) an option to acquire up to a 65% interest in the Lucky Jack molybdenum property. The principal financial benefit to be realized in 2007 and thereafter by the Company (if Kobex meets its contractual obligations) is that Kobex will fund substantial costs and expenses which otherwise may have to be funded by the Company and Crested (including paying for the water treatment plant, obtain necessary permits, and have performed a bankable feasibility study preparatory to mining or selling the property). See Note 19 above. In addition to the payment of operating, permitting and construction costs and contract has option payments amounts due to the company and Crested in the total amount of $3,950,000 which at Kobex’s option can be made in either cash or common shares of Kobex. These option payments begin in 2007 and continue through December 2011. The closing date has not been determined.

Line of Credit

The Company has a $500,000 line of credit with a commercial bank. The line of credit is secured by certain real estate holdings and equipment. This line of credit is used for short term working capital needs associated with operations. At March 31, 2007, the entire amount of $500,000 under the line of credit was available to the Company.

Cash on Hand

As discussed above the Company has monetized certain of its assets which have provided cash that will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties along with the maintenance of those properties. Cash is expected to be used during the balance of 2007 to fund investments in real estate and other investment projects which fit the Company’s investment objectives.

Capital Requirements

The direct capital requirements of the Company during 2007 remain its general and administrative costs, and the costs through April 30, associated with the uranium properties that were sold to sxr Uranium One. Additionally, the Company is obligated to fund this portion of any funding of the water treatment plant and the lucky Jack Property prior to the time that Kobex makes reimbursements of those costs. The Company, as a result of the formation of InterWest and the pursuit of the real estate market, will be obligated to fund its percentage of capital required to purchase and or develop real estate properties. As of March 31, 2007, the Company had agreed to fund up to $2,300,000 on a multi-family housing development in Gillette, Wyoming.

Maintaining Mineral Properties

Uranium Properties

As a result of the sale of the uranium properties to sxr Uranium One the Company has no further commitment to fund any of the obligations, including asset retirement obligations, relating to its former uranium properties. All these obligations were transferred to sxr Uranium One at closing on April 30, 2007. See Note 19 to financial statements above.

Lucky Jack Molybdenum Property

Operating costs for the water treatment plant are expected to approximate $1.5 million annually. In an effort to assure continued compliance, the Company has retained the technical expert and the contractor hired by PD on January 2, 2006 to operate the water treatment plant.

On April 13, 2007 the Company entered into a formal Exploration, Development and Mine Operating Agreement with Kobex. Under the terms of the agreement, Kobex is expected to pay all the permitting, standby and water treatment costs associated with the Lucky Jack property during the next several years. See Note 19 to Financial Statements above.

Sutter Gold Mining Inc. Properties

Sutter initiated an 18,000 foot underground and surface drilling program during the second quarter of 2006, to further delineate and define potential resources at the property and this program is expected to be completed in May 2007. The 2006 drill program included both underground and surface holes. As of April 17, 2007, all of the drilling had been completed except one hole.

Capital to fund these projects was obtained from private placements of Sutter’s common stock in 2006. Sutter is seeking additional funding to place the property into production. The Company and Crested have agreed to provide Sutter with a $1,000,000 credit facility at 12% for a term of two years. The credit facility will be able to be drawn down over time in $50,000 increments and is repayable at the option of the Company and Crested either in cash or common stock of Sutter. The grant of the line of credit was subject to the approval of the TSX for the issuance of 7,621,868 shares of Sutter’s common stock to repay the Company and Crested for an existing $2,025,700 in debt as of December 31, 2006. Approval of the issuance of the shares was received on May 4, 2007 at which time the credit facility became available to Sutter.

Debt Payments

Debt to non-related parties at March 31, 2007 was $1,213,100 of which $939,100 will become payable during the year ending December 31, 2007. The largest component of the current debt payable is related to the Company’s aircraft which matures in June 2007, and was fully retired in May 2007. The balance of the debt consists of debt related to the purchase of vehicles, equipment and the financing of insurance policy premiums.

Reclamation Costs

The asset retirement obligation on the Plateau uranium mineral properties and the Shootaring mill in Utah at March 31, 2007 is $4,199,700. This liability is fully collateralized by restricted cash investments of $6,936,100. It is currently anticipated that the reclamation of the Plateau uranium mill will not commence until 2033.

The asset retirement obligation of the Sheep Mountain uranium properties in Wyoming at March 31, 2007 is $2,458,000 and is collateralized by a reclamation bond which is secured by a pledge of certain real estate assets of the Company and cash bonds in the amount of $575,000.

Upon closing of the sale of the uranium assets to sxr Uranium One on April 30, 2007, all the asset retirement obligations relating to the Shootaring Canyon Mill and the Sheep Mountain Properties as well as other uranium properties were assumed by sxr Uranium One and the cash deposits held as collateral for those asset retirement obligations were released to the Company and Crested.

The asset retirement obligation for Sutter at March 31, 2007 is $22,400 which is covered by a cash bond. It is not anticipated that any cash resources will be used for asset retirement obligations at Sutter during the year ending December 31, 2007.

The asset retirement obligation for the Lucky Jack molybdenum property at March 31, 2007 is $104,000. It is not anticipated that this reclamation work will occur in the near term.

InterWest

On January 8, 2007, InterWest, Inc., through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,268,800. Subject to satisfaction of conditions, contract closing is expected in May 2007. InterWest also signed a Development Agreement with P.E.G. Development, LLC to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture (estimated at $698,000) necessary to construct multifamily housing on the property; construction would commence in second quarter 2007. The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000. Total land purchase and construction costs are estimated to be between $22 and $25 million. At March 31, 2007 the board of directors of the Company and Crested had authorized the expenditure of up to $2.3 million for the purchase of the land and payment of the entitlements. InterWest purchased the property on May 11, 2007.

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

Results of Operations

Three Months Ended March 31, 2007 compared to 2006

During the three months ended March 31, 2007, the Company recognized a loss of $1,318,200 or $0.07 per share as compared to a loss of $1,085,100 or $0.06 per share for the period ended March 31, 2006. The primary reason for the increased loss is the reduction in the gain on sale of assets. During the three months ended March 31, 2006 the Company recognized a gain of $2,414,900 from the sale of a portion of its uranium assets to UPC. The only gain from the sale of assts during the three months ended March 31, 2007 was the sale of one truck in the amount of $1,000. The gain on the sale of assets during the quarter ended March 31, 2006 was off set by the loss $585,400 from the valuation of the Company’s shares of Enterra Energy Trust. No similar loss from the valuation of a derivative was recognized during the quarter ended March 31, 2007. Finally, the other major component of the change in the net earnings for the quarters ended March 31, 2007 and 2006 was the gain on the sale of the UPC shares recognized during the quarter ended March 31, 2007 of $774,700. No similar gain was recognized during the quarter of the previous year.

Other changes in revenues and expenses during the comparative periods of the quarters ended March 31, 2007 and 2006 are a reduction of $104,600 in operating revenues and a reduction of operating costs and expenses of $451,800.

The components of the reduction in operating revenues were reductions in revenues from real estate operations of $21,800 and management fees of $82,800. These reductions were as a result of reduced rental income from real estate properties and lower amounts of management fees charged to affiliates and third parties for work performed by the Company in their behalf.

Mineral holding costs increased by $295,600 during the three months ended March 31, 2007 to $796,700 as compared to $501,100 during the three months ended March 31, 2006. The increase is due to the increased geological and engineering activity on the Company’s mineral properties. The majority of these expenses are reimbursable expenses under the sale of the uranium properties to sxr Uranium One.

General and Administrative expenses decreased by $843,100 during the three months ended March 31, 2007 over those recorded during the three months of the same quarter of the prior year. This decrease was as a result of large expenses during 2006 which included, the expensing of employee options, $136,800; the value of the extension of warrants to non affiliates of $321,100; maintenance of to the Company’s airplane $353,700; $278,200 in professional services related to the Lucky Jack molybdenum property which consisted of both legal and engineering/geological services. During the quarter ending March 31, 2007, the Company had no expenses for warrants to non affiliates, significantly lower maintenance costs relating to Company’s airplane, and no professional services relating to the reacquisition of the Lucky Jack molybdenum property and also only expensed $6,000 for employee options.

During the quarter ended March 31, 2007, we recognized an income tax benefit of $348,300 by reducing the valuation allowance on the deferred income tax assets based upon our assessment that we will generate taxable income as a result of the transaction with sxr Uranium One for the sale of uranium assets (the Shootaring Canyon uranium mill in Utah, and unpatented uranium claims in Wyoming, Colorado, Arizona and Utah). No provision for or benefit from income taxes was recorded during the quarter ended March 31, 2006.

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

General and Administrative costs and expenses for the three months ended March 31, 2006 were $2,548,700. For the three months ended March 31, 2005 General and Administrative expenses were $1,164,400. This increase of $1,384,300 during the three months ended March 31, 2006 over the three months ended March 31, 2005 was as a result of the expensing of employee options pursuant to SFAS 123(R) which will vest on July 1, 2006, $136,800; accrual of the executive retirement benefits adopted in October 2005, $71,000; the value of the extension of warrants to non affiliates of $321,100; increased professional services of $97,200 relating to year end costs and legal services on various matters; maintenance of the Company’s airplane $353,700; $278,200 in professional services related to the Lucky Jack molybdenum property which consisted of both legal and engineering/geological services and increased costs related to the Sutter gold project of $77,200.

During the three months ended March 31, 2006, the Company recognized $2,414,900 from the sale of assets while during the three months ended March 31, 2005 the Company only recognized $9,500 from the sale of assets. This increase of $2,405,400 was as primarily due to the receipt of $1.6 million cash from UPC pursuant the amendment of the UPC purchase agreement and 1,500,000 shares of UPC common stock valued at $677,700.

The Company recognized a loss of $585,400 from the valuation of the imbedded derivative associated with the Acquisitions Class D shares discussed above under Capital Resources. The Acquisitions Class D shares automatically converted to Enterra Additional Units on June 1, 2006 at which time they will be accounted for as marketable securities held for sale. The entry for the loss of $585,400 at March 31, 2006 was therefore be the last time the Company values the imbedded derivative associated with the Class D shares of Acquisitions.

Contractual Obligations

We had two divisions of contractual obligations at March 31, 2007: Debt to third parties of $1,213,100 and asset retirement obligations of $126,500. The debt will be paid over a period of five years and the retirement obligations will be retired during the next 34 years. The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$1,213,100	$939,100	$261,800	$12,200	$--

Other long-term liabilities	126,500	--	--	--	126,500
Totals	$1,339,600	$939,100	$261,800	$12,200	$126,500

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of the Company due to adverse changes in market prices and rates. We are not exposed to material market risk due to changes in interest rates and foreign currency exchange rates. We do not hold investments in debt securities nor do we hold assets or transact business in foreign currencies.

At March 31, 2007 and December 31, 2006, the Company held no financial instruments on which financial risk could be quantified. The marketable securities held by the Company at December 31, 2006 are, however, subject to change in market price. The shares of UPC that the Company held at December 31, 2006 had a per share value of $0.77 and were sold during the quarter ended March 31, 2007 at an average of $0.97 per share. The 4,655 shares of Enterra Energy Trust (“Enterra”) that are owned by the Company’s subsidiary YSFI had a per share value of $7.90 at December 31, 2006 and $5.51 at March 31, 2007. Risk associated with the market value of the Enterra shares is not material.

The Company was at risk of changing value in the sale of uranium assets to sxr Uranium One as the major component of the payment to the Company was in sxr Uranium One common stock. The market value per share of sxr Uranium One common stock was $13.73 at December 31, 2006 and $13.83 at closing on April 30, 2006.

The Company sold 4,400,000 of the 6,607,605 shares it received in the sxr Uranium One sale transaction for approximately $13.61 per share net after commission and bulk sale discount. Until such time as the Company sells the remaining 2,207,605 shares, the Company will remain at risk for changes in the market value of sxr Uranium One common stock.

ITEM 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commission’s rules and forms. There was no change in the Company’s internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Material legal proceedings pending at March 31, 2007, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below. The status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

Patent Claims Litigation - Lucky Jack Molybdenum Property

The only pending legal proceeding to which the Company is a party relates to a challenge to the validity of title to the patented claims included in the molybdenum property.

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

On February 28, 2006, the property was transferred to the Company and Crested by Phelps Dodge Corporation (“PD”) and Mt. Emmons Mining Company. On July 21, 2006, the 10th CAA affirmed the January 12, 2005 dismissal by the U.S. District Court of challenges to the issuance of nine additional mining patents on the molybdenum property. On September 5, 2006, the Appellants filed a Petition for Rehearing En Banc of the July 21, 2006, decision before the entire 10th CCA. On September 8, 2006, the Company and Crested were admitted as substitute parties for Phelps Dodge Corporation and Mt. Emmons Mining Company (following the Company’s and Crested’s filing of a Motion to Substitute Parties.

On October 27, 2006, the entire 10th CCA affirmed and upheld the July 21, 2006, decision by the 10th CCA panel, thereby denying the Appellants’ Petition of Rehearing En Banc and their challenges to the issuance of the patents.

On February 26, 2007, the Appellants filed a Petition for Certiorari with the United States Supreme Court again arguing that they were improperly denied judicial review of the decision by BLM to issue the patents. On April 30, 2007 the United States Supreme Court denied the Appellants Petition for Certiorari and this action exhausts any further legal proceedings by the Petitioners on these claims.

Quiet Title Litigation - Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of SGMI) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project. All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) have defaulted. Plaintiff and the remaining defendant have had settlement discussions, and a settlement conference is scheduled for mid-April 2007; if a settlement is not obtained, trial will be scheduled.

Management is confident that plaintiff would prevail on the merits in the event of trial. The subject property includes a portion of the existing decline prior to intercepting the mineralized resource at the Sutter Gold project. The remaining defendant claims a one-fifth interest in one of the two patented mining claims. If settlement discussions are not successful, and if plaintiff does not prevail at trial, defendant may be entitled to seek remedies related to the property, possibly including filing a partition action. The outcome of such post-trial proceedings (if commenced by defendant following an outcome adverse to plaintiff at trial) after filing a petition action cannot be predicted, but management does not expect any outcome to ultimately adversely affect SGMI’s plan of operations or financial condition.

ITEM 1A. Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q. The reader should also consider risk factors discussed in our annual report for the year ended December 31, 2006 filed on Form 10-K.

We may be classified as an inadvertent investment company. We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act of 1940, a company may be classified as an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if (absent an available exemption or exclusion under the 1940 Act categories) the value of investment securities is more than 40% of its total assets (exclusive of government securities and cash items). Total asset value includes amounts for assets recorded on the financial statements, as well as additional amounts which the board of directors believes reflect the fair value of those assets.

As a result of the April 30, 2007 sale of uranium assets to sxr Uranium One, we received investment securities (stock in Uranium One) with a value in excess of 40% of total asset value.

The SEC’s Rule 3a-2 under the 1940 Act allows an inadvertent investment company (as a “transient investment company”) a period of one year from the date of classification (in our case, April 30, 2008), to own investment securities with a value of 40% or less of our total assets. Accordingly, we are taking actions to comply with this 40% limit from the present time through April 30, 2008. These actions include liquidating investment securities as necessary to stay within the 40% limit.

As Rule 3a-2 is available to a company no more than once every three years, we will have to keep within the 40% limit through April 30, 2010. In any event, we would not intend to become an intentional investment company (i.e. engaging in investment and trading activities in “investment securities), even after April 30, 2010.

Classification as an investment company, whether registered or not, requires prompt registration with the SEC as an investment company under the 1940 Act. If an investment company, even an inadvertent one, fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive; we would be very constrained in the kind of business we could do as a registered investment company. Thus, it is critical that we take steps now to make sure we are in compliance with the 40% limit.

ITEM 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company issued a total of 251,036 shares of its common stock and also released 112,680 previously forfeitable shares due to the retirement of an officer. These 251,036 shares were issued as new issuances as a result of the exercise of warrants, 81,893 shares; employee options, 152,831 shares; the 2001 stock compensation plan, 12,500 shares; shares issued to outside directors for services rendered, 3,812. The forfeitable shares were released to Daniel P. Svilar, 112,680 shares, upon his retirement as General Counsel and Secretary in January 2007.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matter to a Vote of Shareholders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	10.1	Kobex Agreement of 4-3-07 (without Exhibits)

(b)	Reports on Form 8-K. The Company filed five reports on Form 8-K for the quarter ended March 31, 2007. The events reported were as follows:

	1.	The report filed on January 8, 2007, under Item 8.01 referenced the January 2, 2007 Amended Exclusivity Agreement between USECC and sxr Uranium One.

2.
The report filed on January 24, 2007, under Items 1.01, 4.01 and 5.01 referenced the Plan and Agreement of Merger for Crested Corp. signed 1-23-07, Change of Accountant and Change of Directors/Officers.

	3.	The report filed on February 1, 2007, amending Item 4.01 of the 8-K filed January 24, 2007.

	4.	The report filed on February 5, 2007, under Item 4.01 referencing the engagement of Moss Adams LLP as independent accountants.

	5.	The report filed on February 23, 2007 under Item 1.01 referenced the signing of the Asset Purchase Agreement between USECC and sxr Uranium One.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: May 17, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: May 17, 2007	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer