Form 10-Q
period 2007-06-30
US ENERGY CORP
filed 2007-08-14
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2007 or

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

             YES  ☐                         NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 14, 2007
Common stock, $.01 par value	20,911,619

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2007 and 2006 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10-22

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33-34

ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	34-36

ITEM 1A.	Rick Factors	36-37

ITEM 2.	Changes in Securities and Use of Proceeds	37

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Submission of Matters to a Vote of Shareholders	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits and Reports on Form 8-K	39

	Signatures	40

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$8,948,400	$16,973,500
Marketable securities
Held to maturity - treasury bills	70,330,100	--
Available for sale securities	22,464,800	1,148,500
Trading securities	94,300	123,400
Accounts receivable
Trade	27,800	156,500
Reimbursable project costs	631,200	188,400
Sale of marketable securities	6,223,300	--
Note receivable	--	560,500
Assets held for sale	--	9,686,300
Deferred tax assets	1,413,500	14,321,600
Prepaid expenses and other current assets	184,000	166,500
Total current assets	110,317,400	43,325,200

INVESTMENTS:	27,000	27,000

PROPERTIES AND EQUIPMENT:	14,429,400	11,563,500
Less accumulated depreciation,
depletion and amortization	(5,635,900)	(5,454,200)
Net properties and equipment	8,793,500	6,109,300

OTHER ASSETS:
Deferred tax assets	54,500	610,200
Real estate held for development	1,549,700	--
Real estate held for resale	1,819,700	1,819,700
Deposits and other	653,700	10,000
Total other assets	4,077,600	2,439,900
Total assets	$123,215,500	$51,901,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30,	December 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$298,200	$1,115,000
Accrued compensation expense	955,500	1,190,200
Dividends payable	2,131,900	--
Income taxes payable	19,906,200	--
Current portion of long-term debt	129,600	937,200
Liabilities held for sale	--	7,375,800
Refundable deposits	--	800,000
Other current liabilities	231,900	177,000
Total current liabilities	23,653,300	11,595,200

LONG-TERM DEBT, net of current portion	247,500	294,900

ASSET RETIREMENT OBLIGATIONS	129,300	124,400

OTHER ACCRUED LIABILITIES	401,400	462,700

MINORITY INTERESTS	8,361,900	4,700,200

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
-0- and 297,540 shares issued, respectively
forfeitable until earned	--	1,746,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 20,829,628
and 19,659,591 shares issued net of
treasury stock, respectively	208,300	196,600
Additional paid-in capital	77,503,800	72,990,700
Retained earnings (accumulated deficit)	16,743,400	(39,101,900)
Treasury stock at cost, 497,845 shares	(923,500)	(923,500)
Unrealized (loss) gain on marketable securities	(2,619,400)	306,000
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	90,422,100	32,977,400
Total liabilities and shareholders' equity	$123,215,500	$51,901,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Real estate operations	$151,100	$48,000	$184,100	$102,800
Management fees and other	102,000	100,300	141,000	222,100
	253,100	148,300	325,100	324,900

OPERATING COSTS AND EXPENSES:
Real estate operations	3,100	66,100	169,000	136,300
Mineral holding costs	998,900	682,300	1,795,600	1,183,400
General and administrative	8,118,400	2,367,300	9,824,000	4,916,000
	9,120,400	3,115,700	11,788,600	6,235,700

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(8,867,300)	(2,967,400)	(11,463,500)	(5,910,800)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	1,821,200	408,600	1,822,200	2,823,500
Loss on sale of marketable securities	(6,828,800)	--	(6,091,400)	--
Gain on foreign exchange	516,600	--	516,600	--
Gain on sale of uranium assets	111,728,200	--	111,728,200	--
Loss from valuation of derivatives	--	(45,500)	--	(630,900)
Loss from Enterra share exchange	--	(3,848,600)	--	(3,845,800)
Loss on sale of investment	--	--	--	(27,500)
Dividends	2,700	2,200	5,600	5,000
Interest income	641,100	198,700	867,100	250,000
Interest expense	6,100	(27,600)	(49,700)	(57,100)
	107,887,100	(3,312,200)	108,798,600	(1,482,800)

INCOME (LOSS) BEFORE MINORITY INTEREST,
PROVISION FOR INCOME TAXES	99,019,800	(6,279,600)	97,335,100	(7,393,600)

MINORITY INTEREST IN (GAIN) LOSS OF
CONSOLIDATED SUBSIDIARIES:	(3,716,800)	43,400	(3,698,600)	47,600

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	95,303,000	(6,236,200)	93,636,500	(7,346,000)

INCOME TAXES:
Current provision for	(20,620,300)	--	(20,620,300)	--
Deferred provision for	(15,387,300)	--	(15,039,000)	--
	(36,007,600)	--	(35,659,300)	--

NET INCOME (LOSS)	$59,295,400	$(6,236,200)	$57,977,200	$(7,346,000)

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
PER SHARE DATA
Basic earnings (loss) per share	$2.95	$(0.34)	$2.94	$(0.40)

Diluted earnings (loss) per share	$2.65	$(0.34)	$2.63	$(0.40)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,087,999	18,300,530	19,752,827	18,213,107

Diluted	22,378,861	18,300,530	22,036,586	18,213,107

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,977,200	$(7,346,000)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Minority interest in gain (loss) of
consolidated subsidiaries	3,698,600	(47,600)
Depreciation	229,200	269,300
Accretion of asset retirement obligations	4,900	385,600
Initial valuation of asset
retirement obligation	--	83,400
Income tax payable	19,906,200	--
Deferred income taxes	15,039,000	--
Gain on sale of assets to sxr	(111,728,200)	--
Gain on sale of assets	(1,822,200)	(2,823,500)
Gain on foreign exchange	(516,400)	--
Loss on valuation of Enterra units	--	3,845,800
Loss on valuation of derivatives	--	630,900
Loss on sale of marketable securities	6,091,500	27,500
Proceeds from the sale of trading securities	--	1,295,500
Warrant extension and repricing	116,300	484,700
Noncash compensation	207,500	600,700
Noncash services	--	18,900
Net changes in assets and liabilities:	(2,076,200)	(37,800)
NET CASH USED IN
OPERATING ACTIVITIES	(12,872,600)	(2,612,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	62,497,000	94,700
Acquisition of unproved oil & gas properties	(2,747,400)	--
Proceeds from sale of uranium assets	14,022,700	--
Acquisition of unproved mining claims	(257,200)	(21,100)
Proceeds on sale of property and equipment	1,027,000	2,263,100
Purchase of real estate for development	(1,549,700)	--
Purchase of equipment	(103,000)	(306,600)
Purchase of treasury bills	(70,330,100)	--
Net change in restricted investments	--	(49,000)
Net change in notes receivable	560,500	(20,700)
Net change in investments in affiliates	85,300	65,400
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	3,205,100	2,025,800

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$1,783,300	$915,900
Issuance of subsidiary stock	--	3,173,700
Deferred taxes from stock options	714,100	--
Proceeds from long term debt	164,100	184,400
Repayments of long term debt	(1,019,100)	(177,900)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,642,400	4,096,100

NET INCREASE IN
CASH AND CASH EQUIVALENTS	(8,025,100)	3,509,300

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	16,973,500	6,998,700

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$8,948,400	$10,508,000

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$49,700	$57,100

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets
through issuance of debt	$--	$355,800

Satisfaction of receivable - employee
with stock in company	$--	$30,600

Issuance of subsidiary stock to acquire
mining claims	$33,700	$--

Receipt of marketable securities from
the sale of assets	$99,400,600	$--

Conversion of Enterra shares
to tradable units	$--	$13,880,100

Issuance of stock warrants in
conjunction with agreements	$--	$727,300

Unrealized loss/gain	$2,619,400	$42,200

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1)         Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 30, 2007, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, have been prepared by the Company without audit.  The Condensed Consolidated Balance Sheet at December 31, 2006 was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2006, (which report is not included in this Form 10-Q Report).  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007, and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2006 Form 10-K.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

2)         Principles of Consolidation

The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Crested Corp. (“Crested”) (70.9%), USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted, Sutter Gold Mining Inc. (“Sutter”) (54.4%), Plateau Resources Limited, Inc. (“Plateau”) (100%), Four Nines Gold, Inc. ("FNG") (50.9%) and Yellow Stone Fuels, Inc. (“YSFI”) (35.9%).

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

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

3)         Recent Accounting Pronouncements

FIN 48  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a model recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its financial statements, the impact of an uncertain tax position, if it is not more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets.  The adoption of FIN 48 had no significant impact on the financial statements of the Company at June 30, 2007.

FAS 157  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008.  We are currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

FAS 159 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.  We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

The Company has reviewed other recently issued accounting pronouncements and does not believe that any of those pronouncements will have a material effect on the Company’s financial position or results of operations when adopted.

4)        Stock Based Compensation

Stock Options - The Company accounts for all stock-based compensation pursuant to SFAS 123R, “Share Based Payment” which requires the recognition of the fair value of stock-based compensation in operations.  Stock-based compensation primarily consists of stock options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Generally, options fully vest immediately and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company provides newly issued shares to satisfy stock option exercises.  There were no option awards granted in the six months ended June 30, 2007.  The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at June 30, 2007 was 5.45 years and $7,074,300, respectively.  At June 30, 2007, all but 25,000 options that had been issued were vested and exercisable.  During the six months ending June 30, 2007, the Company recognized $8,900 in compensation expense related to these 25,000 options and will recognize an additional $75,600 over the remaining vesting period of the options of 6.5 years.  The Company computes the fair values of its options granted using the Black-Scholes pricing model using a risk free interest rate of 4.53%, expected life of 4.8 years and expected volatility of 71.02%.  To estimate expected lives of options for this valuation, it was assumed options will be exercised at the end of their expected lives.  All options are initially assumed to vest.  Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.  See Note 14 for additional information on options held by employees.

Forfeitable Shares – In connection with the retirement of an officer of the Company in January 2007, 112,680 previously forfeitable shares were released pursuant to the Stock Bonus Plan.  On June 22, 2007 the shareholders of the Company voted to release the remaining 180,060 to officers and employees.  The Board of Directors cancelled an additional 4,800 shares of previously forfeitable shares which had been issued to an employee who left the employ of the Company.  The shareholders additionally authorized the payment of taxes on the release of the forfeitable shares.  See Note 18.

5)         Properties and Equipment

The components of Properties and Equipment at June 30, 2007, consist of land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value
Oil & Gas properties	$2,747,400	$-	$2,747,400
Mining properties	821,600	-	821,600
Buildings, land and equipment	10,860,400	(5,635,900)	5,224,500
Totals	$14,429,400	$(5,635,900)	$8,793,500

The Company evaluates assets for impairment when events or circumstances indicate that recorded values may not be recoverable.  There were no impairments for the six months ended June 30, 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

6)         Marketable Securities

The Company accounts for its marketable securities as (1) held-to-maturity, (2) available-for-sale and (3) trading.  The Company holds short-term securities which have maturities of greater than three months but less than one year from the date of purchase.  These securities are classified as held to maturity based on the Company's intent to hold such securities to the maturity date.  All held to maturity securities are U.S. Government securities and are stated at amortized cost, which approximates fair market value.  Income related to these securities is reported as a component of interest income.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value. Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.

At June 30, 2007, the Company owned held to maturity, available-for-sale securities and trading.

		Market	Unrealized
	Cost	Value	Loss

Held to maturity - treasury bills		$70,330,100

Available for sale securities
sxr shares	$25,689,800	$21,768,900	$3,920,900
Kobex shares	750,000	641,100	108,900
Premier shares	54,800	54,800	--
	$26,494,600	$22,464,800	$4,029,800

Trading securities
Enterra Units		$94,300

7)        Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Six months ending June 30,
	2007	2006
Net income/(loss)	$57,977,200	$(7,346,000)

Comprehensive loss from the
unrealized loss on marketable securities	(4,335,800)	(55,900)

Deferred income taxes on
stock options	1,410,400	--

Comprehensive income/(loss)	$55,051,800	$(7,401,900)

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

8)         Income Taxes

The income tax provision is different from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Consolidated book income before income tax	$95,303,000	$93,636,500
Add back equity loss from non consolidated tax sub	$3,729,700	3,711,500
Add back losses from non consolidated tax subs	$1,154,100	1,154,100
Permanent differences	$(451,200)	238,300
Taxable income before temporary differrences	$99,735,600	$98,740,400

Expected federal income tax expense (benefit)35%	$34,907,600	$34,559,300

Deferred income tax expense (benefit)	$15,039,000	$15,039,000
Current expense (benefit)	19,868,600	19,520,300
Total federal income tax expense (benefit)	34,907,600	34,559,300
Current state income tax expense net of
federal tax benefit	1,100,000	1,100,000
Total provision (benefit)	$36,007,600	$35,659,300

Current taxes payable at June 30, 2007 are comprised of $19,520,300 of federal income taxes and $1,100,000 of state income taxes. The amount of current taxes payable is reduced by $714,100 benefit from the exercise of nonqualified stock options and warrants which result in an increase to paid in capital.  This results in a current taxes payable of $19,906,200 at June 30, 2007.  There were no current taxes payable at December 31, 2006.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The components of deferred taxes as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$260,700	$589,000
Accrued reclamation	37,100	879,100
Allowances for bad debts		-
Tax basis in excess of book	1,410,400	-
Net operating loss carry forwards		14,525,100
Tax credits (AMT credit carryover)		44,200
Non-deductible reserves and other	3,100	2,900
Total deferred tax assets	1,711,300	16,040,300

Deferred tax liabilities:

Book basis in excess of tax basis	(243,300)	(179,900)
Accrued reclamation		(926,400)
Non-deductible reserves and other		(2,200)
Total deferred tax liabilities	(243,300)	(1,108,500)

Net deferred tax assets	1,954,600	14,931,800
Valuation allowance
Net deferred tax assets	$1,954,600	14,931,800

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is therefore provided at June 30, 2007 and December 31, 2006 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

During the six months ended June 30, 2007, net current deferred tax assets decreased by $12,908,100 and net non-current deferred tax assets decreased by $555,700.  The total net change in deferred tax assets was a decrease of $13,463,800. The Company also recognized other comprehensive income of $1,575,200 resulting from the tax benefit related to the mark to market of assets held for resale. Accordingly the total deferred income tax expense for the six months ended June 30, 2007 was $15,039,000. The decrease in net deferred tax assets was largely the result of the utilization of net operating losses and the accrued reclamation liabilities resulting from the sxr sale.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.  As a result, the adoption of FIN 48 had no impact on the Company’s financial statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at June 30, 2007 or December 31, 2006.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000.  The Company’s income tax liabilities are settled through fiscal 2000.

9)         Sale of Marketable Securities

During the six months ended June 30, 2007, the Company sold (to a Canadian financial institution) 4,900,000 shares of sxr Uranium One for net proceeds (after commission and bulk sale discount) of $66,873,700.  An additional $6,223,300 was received July 2007 as a result of the settlement of a portion of this sale of securities which occurred in late June 2007.  The Company recorded a loss of $6,837,100 on the sale of the sxr Uranium One shares.

The Company also sold 1,500,000 shares of UPC during the six months ended June 30, 2007. The Company received $1,452,400 in net cash proceeds and recorded a net gain of $774,700 on the sale of the UPC shares.

10)       Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".  Basic earnings per common share are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.    These options and warrants totaled 4,736,131 and 5,578,261 at June 30, 2007 and 2006, respectively.  Employee stock options have a weighted average exercise price of $2.99 and $2.23 per share, respectively at June 30, 2007 and June 30, 2006.  Stock purchase warrants have a weighted average exercise price of  $3.57 at June 30, 2007 and $3.63 at June 30, 2006.

11)        Long term debt

  At June 30, 2007 long term debt consists of debt for the purchase of equipment and insurance policies at various interest rates and due dates:

Current Portion of Long Term Debt	$129,600

Long Term Portion of Debt	247,500
$377,100

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

12)       Asset Retirement Obligations

The Company accounts for the reclamation of its mineral properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.”  Under the provisions of this statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates.  The Company deducts any actual funds expended for reclamation from the asset retirement obligations during the quarter in which it occurs.  The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

Balance December 31, 2006 and 2005 Respectively	$124,400	$5,902,200
Addition to Liability	--	83,400
Accretion Expense	4,900	385,600
Balance June 30, 2007 and 2006 Respectively	$129,300	$6,371,200

13)       Shareholders’ Equity

Stock Option Plans

    In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's key employees.  The 2001 ISOP  reserves for issuance shares of the Company’s common stock equal to 25% of the Company’s shares of common stock issued and outstanding at any time.  The 2001 ISOP has a term of 10 years.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table represents the activity in employee stock options and non- employee stock purchase warrants for the six months ended June 30, 2007:

	June 30, 2007
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding at beginning
Outstanding balance at December 31, 2006	3,927,880	$2.92	1,821,323	$3.57
Granted	-	$-	31,215	$3.29
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-
Exercised	(962,302)	$2.68	(84,385)	$3.41
Outstanding at June 30, 2007	2,965,578	$2.99	1,768,153	$3.57
Exercisable at June 30, 2007	2,940,578	$2.99	1,768,153	$3.57

Weighted Average Remaining Contractual Life - Years		5.45		3.61

Aggregate intrinsic value of options / warrants outstanding		$7,074,300		$5,922,500

Common Stock

During the six months ended June 30, 2007, the Company issued 877,297 shares of common stock and released 292,740 previously forfeitable shares of its common stock.   Issued shares consist of 3,812 shares issued to independent directors, 22,500 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, 766,600 net shares issued as a result of the exercise of employee options, 84,385 shares issued as the result of the exercise of warrants.  292,740 previously forfeitable shares were released due to the retirement of an officer and a vote by the shareholders on June 22, 2007 to release all remaining forfeitable shares.  An additional 4,800 forfeitable shares were cancelled due to the cessation of employment of an employee prior to his retirement, disability or death. The forfeitable shares are expensed at the trading value of the shares on the date of issuance.  At the time of release of the forfeitable shares any additional expense is recorded using the market price at the time of release and the initial grant price.  The total expense related to the final release of the forfeitable shares for the three and six months ended June 30, 2007 was $19,100.

The 2001 Incentive Stock Ownership Plan allows employees to exercise options by surrendering shares he or she owns for the exercise of options.  Employees exercised a total of 962,302 options by surrendering 195,702 shares which resulted in the issuance of 462,776 shares of stock or a net amount of 267,074 shares being issued from the exercise of options through the surrender of owned shares.  Employees and the estate of a deceased officer also exercised 499,526 options by paying $1,504,300 to the Company.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the changes in common stock during the six months ended June 30, 2007:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2006	19,659,591	$196,600	$72,990,700

Stock issued to outside directors	3,812	-	18,000

2001 stock compensation plan	22,500	200	115,200

Exercise of options	766,600	7,700	1,487,700

Exercise of warrants	84,385	800	287,100

Value of company warrants issued and extended	-	-	116,300

Expense of employee options vesting	-	-	8,900

Forfeitable stock release to a former employee	112,680	1,200	660,200

Forfeitable stock released to current employees	180,060	1,800	1,105,600

Deferred taxes on FAS 123R compensation	-	-	714,100

	20,829,628	$208,300	$77,503,800

14)           Real Estate Investment

    On May 10, 2007, the Company through its wholly owned subsidiary, Remington Village, LLC acquired approximately 10.15 acres of land located in Gillette, Wyoming for a purchase price of $1,247,700.  The Company has now also successfully obtained entitlements and permits necessary to construct a 216 unit multifamily housing complex on the property.  It is estimated that the construction cost of this multifamily complex will be approximately $26.2 million.  The Board of Directors has approved up to a 30% equity investment in the property for a total of $7.6 million and has directed the management of the Company to seek construction financing in the amount of $18.5 million for the project from a conventional lender.  Further, the board of directors has authorized up to $3,889,000 to purchase the property and commence site work until the conventional financing is in place.  This amount has been committed thus far to purchase the property and commence site work, which is underway.  The Company has expended $1,549,700 through June 30, 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

15)           Crested Acquisition

On January 23, 2007, the Company and Crested entered into a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1% is not owned by the Company) and the subsequent merger of Crested into the Company.  The merger agreement was approved by all directors of both companies.  The exchange ratio of 1 of the Company’s shares for each 2 Crested shares (not owned by the Company) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies on December 20, 2006.

Management believes that the merger of Crested into the Company will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company.  It is anticipated that the merger will occur during the fourth quarter 2007.

16)           Sutter Gold Mining, Inc.

On March 14, 2007, Sutter reached a Settlement Agreement with the Company, Crested and USECC concerning: 1) an accumulated debt obligation by Sutter of approximately $2,025,700 at December 31, 2006 for expenditures made by USECC on behalf of Sutter was settled by Sutter issuing to the Company and Crested by delivering 7,621,867 shares of  Sutter common stock to the Company and Crested, one half to each and 2) a Contingent Stock Purchase Warrant between Sutter, the Company and Crested settled by Sutter issuing a 5% net profits interest royalty to the Company and Crested (reducing to 1% after $4.6 million has been paid under the 5% NPIR.  In addition, the Company and Crested agreed to provide a $1 million line of credit ($500,000 each) to Sutter at 12% annual interest, drawable and repayable at any time in tranches of $50,000 or more by Sutter.  The line of credit is collateralized by Sutter’s California properties.  The Company and Crested have the sole option to have Sutter repay the debt in cash or Sutter stock at a 10% discount to the 10 day Volume Weighted Average Price (“VWAP”) before payment (subject to Exchange approval).  Prepayment without penalty is allowed.  Terms of the credit agreement were negotiated and approved by the independent directors of Sutter and the Company.

17)         Uranium One Asset Purchase Agreement Closing

On April 30, 2007, the Company and certain of its private subsidiary companies, completed the sale of their uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada (Toronto Stock Exchange and Johannesburg Stock Exchange, “SXR”)), and certain of its private subsidiary companies.  Please see footnote 9 above concerning proceeds from sale of Uranium One stock as of June 30, 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The net gain on the sale of the uranium assets to sxr Uranium One is as follows:

Proceeds from sale of assets to sxr Uranium One
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

18)           Payment of Cash Bonus, and Related Matters

On May 2, 2007, the Company, with the approval of its board of directors and upon the recommendation of the compensation committee (independent directors), paid a $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to Uranium One.

Also on May 2, 2007, the Company, with the approval of its board of directors and upon the recommendation of the compensation committee, paid a total of $649,500 in taxes owed by officers and employees, upon the proposed release to them on May 2, 2007 by the Company, of a total of 177,600 forfeitable shares of common stock of U.S. Energy Corp., and 2,460 dividend shares, for a total proposed release of 180,060 shares.  The Company also reimbursed the estate of John L Larsen for $213,800 of taxes recently paid by the estate upon release of forfeitable shares to the estate following Mr. Larsen’s passing in September 2006; and reimbursed Daniel P. Svilar $162,300 for taxes he paid following release of forfeitable shares to him upon his retirement in January 2007.  These matters were ratified by the shareholders at the June 22, 2007 annual meeting and the shares have been released.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

19)           Lucky Jack Molybdenum Property - Kobex Resources, Ltd.

On April 3, 2007, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “Kobex”), signed a formal Exploration, Development and Mine Operating Agreement for the permitting, development and production of the Mt. Emmons “Lucky Jack” Molybdenum Property.  The agreement grants Kobex the exclusive option to acquire up to a 50% undivided interest in patented and unpatented claims located near Crested Butte, Colorado, which are held by the Company, for $50 million.  The $50 million to be spent will be for all Project-related expenditures, the cost for a bankable feasibility study, and option payments to the Company.  The balance between money spent on expenditures and option payments, if any, and $50 million, will be paid to the Company in cash.

At June 30, 2007 Kobex owed the Company $631,200 in reimbursable project costs.  Kobex paid this amount in July 2007 and is current on its obligations to the Company.  Kobex also delivered 285,632 shares of its common stock valued at $750,000 pursuant to the Exploration, Development and Mine Operating Agreement.

20)           Cash Dividend on Common Stock

On June 28, 2007, U.S. Energy Corp. announced that it would pay a one time special dividend of $0.10 per share to each common shareholder of record on July 6, 2007.  The dividend was paid on July 16, 2007.

21)           Common Stock Buy Back Program

The Board of Directors of U.S. Energy Corp. has approved a share buy back program for up to $5 million in common stock.  The buy back program, effective immediately, will be handled exclusively through an individual brokerage firm and will be subject to blackout periods.

22)           Oil and Gas Exploration Activities

U.S. Energy Corp. has signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  U.S. Energy Corp. anticipates it will participate as a 20% working interest partner in potentially numerous wells that will be drilled over the next three to five years. Approximately $3 million has been paid under the agreement to date.  Two prospects have already been leased, and exploration and development activities should commence in the later part of the fourth quarter 2007 or the first quarter of 2008.

U.S. Energy Corp. believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

23)           Subsequent Event

On July 27, 2007 the Compensation Committee of the Company granted 1,558,000 stock options to employees and officers of the Company under the 2001 ISOP.  These options vest over three, 358,000, and five years, 1,200,000, and are exercisable at the closing price on July 27, 2007 or $4.97 per share.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.  For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2007 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006.  The discussion contains forward-looking statements that involve risks and uncertainties.  Due to uncertainties in our business, actual results may differ materially from the discussion below.

Forward Looking Statements

This Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act").  All statements other than statements of historical fact included in this Report are forward-looking statements.  In addition, whenever words like "expect", "anticipate”, or "believe" are used, the Company is making forward looking statements.  Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will ultimately be realized.

Overview of Business

U.S. Energy Corp. (the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas.  The Company also has been engaged in the past in commercial real estate on a limited basis, and generally only in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a joint venture, USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.9% interest.  The narrative discussion of this MD&A refers only to the Company but includes the consolidated financial statements of Crested, USECC, Sutter Gold Mining, Inc. ("Sutter"), Plateau Resources Limited, Inc. ("Plateau"), and other subsidiaries.  The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties.  The Company had no production from any of its mineral properties during the three and six months ended June 30, 2007.

Recent Developments

Sale of Uranium Assets

On April 30, 2007, the Company sold all of its uranium assets, with the exception of a 4% Net Profits Royalty on the Green Mountain uranium property in Wyoming, to sxr Uranium One Inc. (Uranium One”).  Uranium One is listed on the Toronto Stock Exchange and Johannesburg Stock Exchange under the symbol “SXR”.  At closing, the Company received (a) $1,585,100 in reimbursable costs relating to work performed on the uranium properties, (b) $5,020,900 as a result of Uranium One purchasing of the Uranium Power Corp. (“UPC”) position in the properties and (c) 6,607,605 shares of Uranium One common stock valued at the date of closing at $99,400,600.  The Company also received the cash and collateral bonds posted for asset retirement obligations relating to the uranium properties.  Through July 31, 2007, the Company had received $7,326,100 in returned cash bonds and also the release of its corporate headquarters which had also been pledged for certain asset retirement obligations.  (See Form 8K filed on May 7, 2007)

As of June 30, 2007 the Company sold 4,900,000 of the Uranium One shares for which it received $60,714,300 during the quarter ended June 30, 2007 and $6,159,400 during July 2007.  The Company sold the remaining 1,707,606 shares of Uranium One during July 2007 and received an additional $23,529,300.  The Company also received $321,000 as a result of a benefit from the foreign currency exchange rate.  The total received by the Company through July 2007 from the sale of Uranium One common stock was $90,724,000.

In summary the Company received a total of $97,330,000 from the sale of the Company’s uranium assets to Uranium One through July 2007.  ($1,585,100 in reimbursable costs, $5,020,900 from the buy out of the UPC position and $90,724,000 from the sale of Uranium One Stock).  This, plus the release of the reclamation bonds of $7,326,100 positions the Company in its strongest cash and liquidity position in its forty year history.

Pursuant to the terms of the Uranium One contract, the Company will also receive $20,000,000 when commercial production begins at the uranium mill the Company sold to Uranium One, $7,500,000 when the first delivery of ore, after commercial production commences, from any of the uranium properties the Company sold to Uranium One, and a production royalty of up to $12,500,000.  The Company also retained a 4% Net Profits Royalty on the Green Mountain uranium property in central Wyoming; this property is owned and operated by Rio Tinto, Inc.

Lucky Jack Molybdenum Property – Kobex Resources, Ltd.

On April 3, 2007, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “Kobex”) signed a formal Exploration Development and Mine Operating Agreement for the permitting and development of the Mt. Emmons, “Lucky Jack”, molybdenum property.

Pursuant to the April 3, 2007 agreement, Kobex is required to expend $16,000,000 in expenditures on the property through December 2010.  On July 6, 2007, Kobex announced its budget for its first year of operations through April of 2008 would be $14,200,000.  Kobex will not own an interest in the Lucky Jack property until it has expended $15,000,000 at which time it will own 15%.  After spending an additional $35,000,000, the ownership interest for Kobex will be 50%.  Kobex also may acquire an additional 15% at the Company’s option after it obtains a 50% interest.  As of June 30, 2007 Kobex had expended $1,429,100 since it began participating in the costs of the project.

Historical records filed with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, identify mineral resources of some 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing some 22.5 million tons at a grade of 0.701% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at June 30, 2007 was $32.75 per pound.  Although no future cost of production can be made nor the market price predicted at time of production, at current market prices it is believed that the property could be very profitable for the Company.

Oil and Gas Development

The Company has signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  As a result of this agreement, the Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that will be drilled over the next three to five years.  Approximately $3 million has been paid under the agreement to date.  Two prospects have already been leased, and exploration and development activities should commence in the later part of the fourth quarter 2007 or the first quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled, potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

Acquisition of Crested

The boards of directors of the Company and Crested have approved a recommendation of the Special Committees of both boards, consisting of outside directors of both companies, to merger Crested into the Company.  The exchange ratio is one share of the Company’s common stock for every two shares of Crested.  It is anticipated that the merger will be concluded, if approved by the Crested shareholders, during the fourth quarter of 2007. (See Note 15 above)

Stock Buy Back Plan

The Board of Directors of the Company approved a share buy back program for up to $5 million in common stock.  The buy back program, effective June 22, 2007, will be handled exclusively through an individual brokerage firm and will be subject to blackout periods.

Dividend

On June 28, 2007, U.S. Energy Corp. announced a one time special dividend of $0.10 per share to each common shareholder of record on July 6, 2007.  The dividend was paid on July 16, 2007.

Mineral Prices

Uranium - The price of uranium concentrates has increased from a five year low of $9.75 per pound in September 2002 to $120.00 per pound on July 30, 2007 (Ux Weekly).

Gold - The five year low for gold was $302.10 per ounce in April 2002.  The price for gold on July 30, 2007 was $664.10 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $2.68 per pound in April 2002.  The average price for molybdic oxide was $31.75 per pound on July 27, 2007.  (Metal Prices.com).

Results of Operations

Three and Six Months Ended June 30, 2007 compared with the Three and Six Months Ended June 30, 2006

The sale of uranium assets to Uranium One resulted in net income before taxes of $93,636,500 and $95,303,000 for the six and three months ended June 30, 2007 respectively.  This is an increase in earnings before taxes of $100,982,500 and $101,539,200 respectively from the reported losses of the six and three months ended June 30, 2006.  The net earnings after taxes for the six and three months ended June 30, 2007 were $57,977,200 and $59,295,400 respectively or $2.94 and $2.95 per share basic and $2.63 and $2.65 per share diluted.

Operating revenues for the six months ended June 30, 2007 were comparable to those recorded during the six months ended June 30, 2006.  Revenues from real estate operations during the six months ended June 30, 2007 increased by $81,300 over operating revenues for the six months ended June 30, 2006 due to increased revenues relating to real estate operations in southern Utah.

Operating costs and expenses increased during the six months ended June 30, 2007 by $5,552,900 over those recorded during the six months ended June 30, 2006.  The increase came as a result of increased activity on the Company’s mineral claims, $612,200, the vast majority of which were sold to Uranium One and General and Administrative expenses which increased by $4,908,000 primarily as a result of employee compensation.  Components of that compensation are (1) a cash bonus of $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to Uranium One;  (2) each outside director was paid a one time bonus of $40,000 at the closing of the Uranium One sale, and (3) June 22, 2007, the shareholders of the Company approved the payment of $649,500 in taxes owed by officers and employees, upon the release to them of forfeitable shares of the Company’s common stock.  These shares had been issued to individuals in the early 1990s, and have been recorded at issue dates on the books as compensation expense, but the stock was held by the Company; recognition of income by the recipients was deferred pending vesting upon retirement, total disability or death.

During the six months ended June 30, 2007, the Company recorded $1,822,200 from the gain on the sale of assets as compared to a gain on the sale of assets of $2,823,500 during the six months ended June 30, 2006.  This reduction of $1,001,300 was as a result of a reduction in the payments received from UPC during the six months ended June 30, 2007 as compared to the same period of the previous year.  The reduction in payments from UPC is as a result of the sale of the uranium assets to Uranium One.  The Company will receive no additional payments in the future from UPC.  An offset to the reduction of UPC payments was the receipt of 285,632 shares of Kobex common stock valued at $750,000.  These shares were delivered pursuant to the agreement with Kobex as option payments.  As a result of the signing of the Exploration, Development and Mine Operating Agreement on April 3, 2007, this option payment of $750,000 and the $50,000 cash earnest money deposit paid in 2006 were recorded as sale of asset revenues.

The shares of Uranium One were recorded at April 30, 2007 at the then market price for Uranium One common shares of $15.04 per share.  The sale of 4,900,000 the Uranium One shares at an average net sales price of $13.65 per share resulted in a loss of  during the quarter ended June 30, 2007 of $6,837,100.  Included in this net loss are commissions and a bulk discount of $1,799,000.  The balance is due to a reduction in the market price of the Uranium One shares.  At June 30, 2007 the Company had an additional 1,707,606 shares of Uranium One common stock which were all sold in July 2007.

Along with the sale of the Uranium One common stock, the Company sold its remaining shares of UPC common stock during the six months ended June 30, 2007.  As a result of the sale of these 1,500,000 shares of common stock of UPC, the Company recognized a net gain of $774,700.  The Company also recorded a $29,000 loss on the market valuation of shares of Enterra Energy Trust (“Enterra”) held by one of its subsidiaries.  The sales of the Uranium One, UPC and the market value adjustment of the Enterra shares resulted in a net loss from the sale of marketable securities during the six months ended June 30, 2007 of $6,091,400.  There were no sales of marketable securities during the six months ended June 30, 2006.

During the three and six months ended June 30, 2007 the Company recorded gains based on foreign exchange rates of $516,600.  This gain was as a result of the sale of the sale of Uranium One common stock, $394,200; the receipt of additional shares of Sutter common stock in payment of debt to USECC, $108,400; and the conversion of Sutter expenditures paid in Canada of $14,000.

The sale of the Company’s uranium assets to Uranium One resulted in a net gain before taxes of $111,728,200 during both the three and six months ended June 30, 2007.  (See Note 17 above)

The Company recorded a minority interest in the gain of consolidated subsidiaries of $3,698,600 for the six months ended June 30, 2007 and $3,716,800 for the quarter then ended.  The minority interest gains increased when compared to minority interest losses of $47,600 and $43,400 during the six and three months ended June 30, 2006 respectively.  The minority interest gain in consolidated subsidiaries recorded during the six months ended June 30, 2007 was primarily the minority interest gain of $3,711,500 of Crested.  This amount was offset by a minority loss during the six months ended June 30, 2007 of $12,900 from two small consolidated subsidiaries.  On a consolidated basis, all previous minority interest losses of Crested that were absorbed by the USE in consolidation have been fully reinstated through June 30, 2007.

During the three and six months ended June 30, 2006 the Company recorded losses from the valuation of derivatives and the exchange of Enterra shares.  The Enterra shares were sold prior to the six months ended June 30, 2007 so there was no similar activity during the six months ended June 30, 2007.

The net gain of $57,977,200 during the six months ended June 30, 2007 resulted in positive retained earnings for the Company of $16,743,400 from a accumulated deficit at December 31, 2007 of $39,101,900.

Liquidity and Capital Resources

The liquidity position of the Company is the best it has ever been during its forty year history.  At June 30, 2007, the Company had $79,278,500 in cash on hand and Government Treasury Bills as well as $22,464,800 in marketable securities.  Current assets at June 30, 2007 were $110,317,400 as compared to current liabilities of $23,653,300.  The Company therefore had working capital at June 30, 2007 of $86,664,100 and a current ratio of 4.7 to 1.

Current liabilities at June 30, 2007 consisted primarily of income taxes payable of $19,906,200, dividends payable of $2,131,900 and accrued compensation relating the retirement policy for executives of $955,500.  The current portion of long term debt was $129,600.  This along with the long term portion of the Company’s debt at June 30, 2007 of $247,500 result in total debt owed by the Company of $377,100.  All accounts payable at June 30, 2007 were current under the payment terms of the Company.

Cash and cash equivalents decreased by $8,025,100 only as a result of the Company investing cash proceeds from the sale of Uranium One shares into Government Treasury Bills which are classified as marketable securities.  The Company held $70,330,100 in Government Treasury Bills at June 30, 2007 and considers them very liquid.  Pursuant to FAS 95 these investments are considered Marketable Securities as they have maturity dates, from date of purchase, in excess of 90 days.  The Company can sell these Government Treasury Bills at any time cash is required without penalty.

Operations during the six months ended June 30, 2007 consumed $12,872,600 while Investing activities and Financing activities provided $3,205,100 and $1,642,400 respectively.  Cash consumed in operations was expended on traditional General and Administrative expenses and the bonus paid to employees at the close of the Uranium One sale discussed above in Note 18.

Cash provided by investing activities came primarily as a result of the sale of uranium assets, $14,022,700, the sale of marketable securities of $62,497,000, the sale of property and equipment, $1,027,000 and the collection of a note receivable of $560,500.  These increases in cash from investing activities are offset by the purchase of Government Treasury Bills, $70,330,100, real estate for development, $1,549,700, property and equipment, $103,000, the purchase of unproven oil and gas properties, $2,747,400 and development and acquisition of mining claims, $257,200.

Cash provided by financing activities came as a result of the issuance of common stock for which the Company received $1,783,300.  The issuance of these shares was the result of the exercise of 499,526 options held by employees and 84,385 warrants held by third parties.   During the six months ended June 30, 2007, the Company retired $1,019,100 in long term debt which primarily related to a corporate aircraft.

Capital Resources

Kobex Resources Ltd. Agreement

On April 3, 2007, the Company signed a formal Exploration, Development and Mine Operating Agreement providing Kobex an option to acquire up to a 65% interest in the Lucky Jack molybdenum property.  Prior to Kobex expending $15 million it will not own an interest in the Lucky Jack property.  At such time as Kobex sends $15 million it will own a 15% interest and after it expends a total of $50 million it will own a 50% interest in the Lucky Jack property.  In the event that Kobex is able to deliver a bankable feasibility study on the Lucky Jack property prior to spending the $50 million it can pay the reminder of the $50 million directly to the Company to obtain its 50% interest.  As a result of the Kobex agreement, it is not anticipated that any of the Company’s cash reserves will be consumed in permitting, development and maintenance of the property during the balance of 2007 and into the near term.

The principal financial benefit to be realized in 2007 and thereafter by the Company (if Kobex meets its contractual obligations) is that Kobex will fund substantially all costs and expenses which otherwise may have to be funded by the Company (including paying for the water treatment plant, obtain necessary permits, and have a bankable feasibility study prepared in advance of mining the property).  In addition to the payment of operating, permitting and construction costs, the contract also calls for option payments in the aggregate amount of $3,950,000 payable to the Company over five years payable in either cash or common shares of Kobex.  These option payments began in 2007 and continue through December 2011.  The first payment of $750,000 in Kobex common stock was made on May 23, 2007.

Cash on Hand

As discussed above, the Company has monetized certain of its assets which have provided significant amounts of cash that will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties as well as real estate developments.  The Company has invested its cash surplus in interest bearing accounts and U.S. Government Treasury Bills which will provide working capital to fund the Company’s projects.

Other

Due to the current levels of the market prices for gold and molybdenum, management of the Company believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, cash on hand, and the sale of equity or a combination of the four.

Capital Requirements

The Company believes that the current market prices for gold and molybdenum are at levels that warrant further exploration and development of the Company’s mineral properties.  Management of the Company anticipates these metals prices will remain at levels which will allow the properties to be produced economically.  The successful development and production of these properties could greatly enhance the liquidity and financial position of the Company.  It is not possible to predict the future price of minerals and the ultimate economic liability of our projects.

The direct capital requirements of the Company during the third and fourth quarter of 2007 are its general and administrative costs, a $1,000,000 letter of credit to Sutter (see note 16 above), development of the Company’s interest in recently acquired oil and gas properties, the development of the real estate properties, a stock buyback program, one time cash dividend and the purchase of various assets and potential acquisitions.

Lucky Jack Molybdenum Property

As a result of the Exploration, Development and Mine Operating agreement entered into on April 3, 2007 with Kobex, it is not anticipated that the Company will have to expend its capital resources on the Lucky Jack project during the balance of 2007.  Budgeted cash outlays by the Company to fund operations at Lucky Jack are reimbursed by Kobex.  At June 30, 2007, Kobex owed the Company $631,200.  Kobex has paid all the amounts due to the Company within 30 days of being invoiced and is current on its obligations to the Company.  There have been no billing or operation disputes between Kobex and the Company.

Oil and Gas Development

The Company signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  The Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that will be drilled over the next three to five years.  Through June 30, 2007, $2,747,400 had been paid under the agreement.  Two prospects have already been leased, and exploration and development activities should commence in the latter part of the fourth quarter 2007 or the first quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

Sutter Gold Mining Inc.  Properties

The Company and has agreed to provide Sutter with a $1,000,000 credit facility at 12% interest for a term of two years.  The credit facility will be able to be drawn down over time in $50,000 increments and is repayable at the option of the Company either in cash or common stock of Sutter.  The grant of the line of credit was subject to the approval of the TSX for the issuance of 7,621,868 shares of Sutter’s common stock to repay the Company and Crested for an existing $2,025,700 in debt as of December 31, 2006.  Approval of the issuance of the shares was received on May 4, 2007 at which time the credit facility became available to Sutter.  As of June 30, 2007, management of the Company does not anticipate extending any further credit to Sutter.  To fund its additional development and capital infrastructure commitments, Sutter will have to locate an industry partner, sell a portion or all of its position in the gold properties or seek equity or commercial financing.

Real Estate

On January 8, 2007, the Company, through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,268,800.  The Company closed on the property on May 10, 2007.  The Company also signed a Development Agreement with P.E.G. Development, LLC to assist in the evaluation of the property and to obtain the entitlements, engineering and architecture  necessary to construct multifamily housing on the property.  The cost to obtain entitlements, engineering and architecture is estimated to be approximately $698,000.  Total land purchase and construction costs is estimated to be $26.1 million.  At June 30, 2007, the board of directors of the Company had authorized the expenditure of up to $3,889,000 for the purchase of the land, payment of the entitlements and the commencement of site work.

The Company is currently evaluating opportunities of to finance a portion of the development of the multifamily housing project which include commercial construction loans and industry partners.  As of the filing of this report no final determination on the actual construction financing terms had been made.  In the event that the Company develops the multifamily property currently under evaluation, and finances the construction through commercial banking, it is anticipated that the Company will be required to put up $7,600,000 in equity and may be required to put up to an additional $4,725,000 as a deposit with the commercial bank.  The deposit of $4,725,000 would be held as collateral but would earn interest at the same rate as the Company receives on its Treasury Bills.  It is expected that construction financing in the amount of $18,500,000 will be obtained in the third quarter of 2007 and that the project will be completed within 18 months of inception.

Reclamation Costs

At the close of the sale of the uranium properties to Uranium One, all asset retirement obligations relating to those assets were transferred to Uranium One.  With the relief of those obligations, the Company only has obligations relating to the Sutter and Lucky Jack properties.

The asset retirement obligation for Sutter at June 30, 2007 is $23,500 which is covered by a cash bond.  It is not anticipated that any cash resources will be used for asset retirement obligations at Sutter during the year ending December 31, 2007.

The asset retirement obligation for the Lucky Jack molybdenum property at June 30, 2007 is $106,100.  It is not anticipated that this reclamation work will occur in the near term.

Equity Transactions

Stock Buy Back Program  The Board of Directors of the Company approved a share buy back program for up to $5 million in common stock.  The buy back program, effective June 22, 2007, will be handled exclusively through an individual brokerage firm and will be subject to blackout periods.

Dividend  The Board of Directors of the Company authorized a one time $0.10 dividend to be paid to all shareholders of record on July 6, 2007 which was paid on July 16, 2007.  The total amount of the dividend was $2,131,900.

Other

The Company purchased a used airplane in August 2007 to replace its current corporate airplane.  The cost of the airplane, with refurbishments, was approximately $5.3 million.  The corporate airplane that the Company used previously is for sale and is anticipated to sell for between $1.2 and $1.5 million.

The Company purchased a used plane in August 2007.  The cost of the plane, with refurbishments was approximately $5.3 million.  The corporate plane that the Company had used previously is for sale and is anticipated to sell for between $1.2 and $1.5 million.

The Company is evaluating several mineral projects in which it may invest.  Additionally, the Company is researching several other opportunities to deploy its capital outside of the minerals business.  At June 30, 2007 none of these acquisition targets had advanced past the research stage.

Contractual Obligations

Contractual obligations at June 30, 2007 consist of debt to third parties of $377,100 and asset retirement obligations of $129,300.  The debt will be paid over a period of five years and the asset retirement obligations will be satisfied during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$377,100	$129,600	$245,800	$1,700	$--

Other long-term liabilities	129,300	--	--	--	129,300
Totals	$506,400	$129,600	$245,800	$1,700	$129,300

Critical Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company and subsidiaries include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries, Crested (70.9%), USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted Sutter (49.6%), Plateau (100%), Four Nines Gold, Inc. ("FNG") (50.9%) and Yellow Stone Fuels, Inc. (“YSFI”) (35.9%).

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

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its operating cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  The Company invests its non operating cash in Federal Treasury Bills.  At June 30, 2007, the Company had its cash and cash equivalents with several financial institutions.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts and Notes Receivable - The majority of the Company's accounts receivable are due from industry partners for exploratory drilling programs, real estate rentals and management fees.  The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  The Company provides allowances for account and note receivable balances when they become uncollectible, and payments subsequently received on such receivables and notes are credited to the allowance for doubtful accounts.  At June 30, 2007 there was no provisions for doubtful accounts.

Marketable Securities - The Company accounts for its marketable securities as (1) trading, (2) available-for-sale or (3) held-to-maturity.  Based on the Company's intent to sell the securities, its equity securities are reported as a trading security.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Mineral Claimsand Oil and Gas Properties - We follow the full cost method of accounting for all mineral properties.  Accordingly, all costs associated with acquisition, development and capital equipment as well as construction of plant relating to mineral properties are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.  All associated general and administrative as well as exploration costs and expenses associated with mineral properties are expensed when incurred.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proved and probable reserves are amortized by applying the unit-of-production method using estimates of proved and probable reserves.  Investments in unproven properties and major construction and development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs.

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

The Company has classified Ticaboo as Real Estate Held for Sale.  The carrying value of $1.8 million represents the cost basis of the asset after the re-acquisition and the write off of the corresponding note receivable.  Management believes that the fair value of the assets received in foreclosure approximates the carrying value of the note receivable.

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

At June 30, 2007 the Company held 1,707,606 shares of Uranium One common stock.  These shares were subject to market changes but were sold in July of 2007, eliminating the risk.

Our cash equivalents and Government Treasury Bills are exposed to financial market risk, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on these investment securities because of their short-term duration. We believe that the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Except for matters involving water rights, the Company is not a party to any pending legal proceeding.  Sutter is defending a quiet title action, to which the Company is not a party.

Water Rights Litigation –Lucky Jack Molybdenum Property

Prior to the transfer of the Lucky Jack molybdenum property (formerly the Mount Emmons property) from Phelps Dodge Corporation (“PD”) and Mount Emmons Mining Company (“MEMCO”) to the Company on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  These cases are as follows:

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037.  These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  These cases are pending, the Company awaiting proposed decrees from Applicant Spann Ranches, Inc. for consideration.

2.
Concerning the Application for Water Rights of the Town of Crested Butte, Case No. 02CW63.  This case involves an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and USECC have reached a settlement and signed a Stipulation to protect USECC’s water rights pursuant to a proposed final decree.  This Stipulation has been signed by the Water Referee and has been submitted to the Water Court for its approval.

3.
Concerning the Application of the United States of America in the Gunnison River, Gunnison County, Case No. 99CW267.  This case involves an application filed by the United States of America to appropriate 0.033 cubic feet per second of water for wildlife use and for incidental irrigation of riparian vegetation at the Mt. Emmons Iron Bog Spring, located in the vicinity of the Lucky Jack property.  MEMCO filed a Statement of Opposition to protect proposed mining operations against any adverse impacts by the water requirements of the Iron Bog on such operations.  This case is pending while the parties attempt to reach a settlement on the proposed decree terms and conditions.

4.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  On August 3, 2007, the Parties signed a Stipulation recognizing USECC and most other Opposers position is that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This Stipulation has been submitted to the Water Court for approval.  Although future Water Court proceedings in this case will involve quantification of the in-stream flows claimed the United States of America for the Black Canyon Park, USECC’s water rights will be protected.

Quiet Title Litigation – Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of Sutter) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project.  All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) has defaulted.  Plaintiff and the remaining defendant have had settlement discussions; if a settlement is not obtained, a trial will be scheduled.

Sutter is confident that plaintiff would prevail on the merits in the event of trial.  The subject property includes a portion of the existing decline prior to intercepting the mineralized resource at the Sutter Gold project.  The remaining defendant claims a one-fifth interest in one of the two patented mining claims.  If settlement discussions are not successful, and if plaintiff does not prevail at trial, defendant may be entitled to seek remedies related to the property, possibly including filing a partition action.  The outcome of such post-trial proceedings (if commenced by defendant following an outcome adverse to plaintiff at trial) after filing a petition action cannot be predicted, but management does not expect any outcome to ultimately adversely affect Sutter’s plan of operations or financial condition.

ITEM 1A. Risk Factors

The following risk factors should be considered in evaluating the information in this Form 10-Q.  The reader should also consider risk factors discussed in our annual report for the year ended December 31, 2006 filed on Form 10-K.

Market risk represents the risk of loss that may impact the operating results, financial position, or liquidity of the Company due to adverse changes in market prices. The Company currently has no production from its mineral properties and has either sold, or joint ventured the balance of the mineral properties.  As a result the risk of loss due to a decline in the mineral market prices is minimal.

The Company is entering into the multifamily housing business which has risks associated with it relating to a decline in available renters for the properties and fluctuations in the local real estate market.  As the multifamily housing unit has not yet been built, and a down turn in the real estate market in Gillette, Wyoming is not foreseen, management believes that the risk during the construction and initial occupation phase of the project will not have a material impact on the Company’s financial statements.

The Company is re-entering the oil and gas exploration business as of June 30, 2007.  The cost of drilling, availability of take away capacity and oil and gas prices are a risk that the Company will be exposed to.  At the time of the filing of this report the Company is not able to assess the risk due to the early stage of the project.

We may be classified as an inadvertent investment company.  We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the federal Investment Company Act of 1940, a company may be fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items).

As a result of the April 30, 2007 sale of our uranium assets to Uranium One, we received investment securities (our stock in Uranium One) with a value in excess of 40% of the value of our total assets.

An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act.  One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, April 30, 2008), to seek to comply with the 40% limit, or with any other available exclusion. Accordingly, we are taking actions to comply with this 40% limit from the present time through April 30, 2008. These actions may include liquidating investment securities as necessary to stay within the 40% limit.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit through April 30, 2010. In any event, we would not intend to become an intentional investment company (i.e. engaging in investment and trading activities in investment securities), even after April 30, 2010.

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive, and we would be very constrained in the kind of business we could do as a registered investment company.

There can be no assurance that we will be able to accomplish this objective by April 30, 2008.

ITEM 2.  Changes in Securities and Use of Proceeds

During the six months ended June 30, 2007, the Company issued 877,297 shares of common stock and released 292,740 previously forfeitable shares of its common stock.   Issued shares consist of 3,812 shares issued to independent directors, 22,500 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, 766,600 net shares issued as a result of the exercise of employee options, 84,385 shares as the result of the exercise of warrants.  292,740 previously forfeitable shares were released due to the retirement of an officer and a vote by the shareholders on June 22, 2007 to release all remaining forfeitable shares.  An additional 4,800 forfeitable shares were cancelled due to the cessation of employment of an employee prior to his retirement, disability or death.

The 2001 Incentive Stock Ownership Plan allows employees to exercise options by surrendering shares he or she owns for the exercise of options.  Employees exercised a total of 962,302 options by surrendering 195,702 shares they owned which resulted in the issuance of 462,776 shares of stock or a net amount of 267,074 shares being issued from the exercise of options through the surrender of owned shares.  Employees and the estate of a deceased officer also exercised 499,526 options by paying $1,504,300.

On July 27, 2007 the Compensation Committee of the Company granted 1,558,000 stock options to employees and officers of the Company under the 2001 ISOP.  These options vest over three, 358,000, and five years, 1,200,000, and are exercisable at the closing price on July 27, 2007 or $4.97 per share.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Shareholders

On June 22, 2007, the annual meeting of shareholders was held for the election of four directors to serve until the terms stated in the Proxy Statement.  Three directors to serve until the 2010 Annual Meeting of Shareholders and one director to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected or appointed and qualified.  With respect to the election of the directors, the votes cast were as follows:

Name of Director	Votes For	Abstain
Mark J. Larsen	16,245,419	461,782
Harold F. Herron	16,245,282	461,919
Allen S. Winters	16,245,392	461,809
Michael T. Anderson	16,244,842	462,359

The directors now are Keith G. Larsen, Mark J. Larsen, Harold F. Herron, Allen S. Winters, H. Russell Fraser, Michael T. Anderson and Michael Feinstein.

The shareholders also voted on five additional items:

	Votes For	Votes Against	Abstain
Amendment of the 2001 Stock Compensation Plan to Extend its Term to 2018, and Increase the Number of Shares Issuable each Year to a Total of 100,000 Shares.	6,252,152	1,170,157	163,317

	Votes For	Votes Against	Abstain
Amendment of the 2001 Incentive Stock Option Plan to Increase the Number of Shares of Common Stock Issuable on Exercise of Options, to Always Be a Number Equal to 25% of the Issued and Outstanding Shares of Common Stock.	6,353,405	1,089,542	142,679

	Votes For	Votes Against	Abstain
Amendment of the Forfeitable Stock Compensation Plan to Permit Early Release of Forfeitable Shares and Payment of Income Taxes.	6,174,604	1,267,798	143,224

	Votes For	Votes Against	Abstain
Amendment of the 1998 Incentive Stock Option Plan to Permit Payment of Income Taxes.	5,591,645	1,903,951	90,030

	Votes For	Votes Against	Abstain
Ratification of appointment of Moss Adams LLP as independent auditors for the current fiscal year.	16,364,836	303,246	39,091

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed five reports on Form 8-K for the quarter ended June 30, 2007. The events reported were as follows:

	1.	The report filed on April 9, 2007, under Item 1.01 referenced the formal Exploration, Development and Mine Operating Agreement with Kobex Resources Ltd.

2.
The report filed on May 4, 2007, under Items 2.01, 9.01, 5.01 and 8.01 referenced the sale of uranium assets to sxr Uranium One Inc. including Pro Forma Financial Information, the approval of Compensation Committee recommendations and tax obligation.

	3.	The report filed on May 7, 2007, amending the 8-K filed May 4, 2007.

	4.	The report filed on June 4, 2007, under Item 8.01 referenced the TSX-V approval of the Exploration, Development and Mine Operating Agreement with Kobex Resources Ltd.

	5.	The report filed on June 27, 2007 under Items 1.01 and 8.01 referenced the result of the Annual Meeting held June 22, 2007, Credit Facility for Sutter Gold Mining Inc. and changes to Company Bylaws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: August 14, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: August 14, 2007	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer