Form 10-Q
period 2007-09-30
US ENERGY CORP
filed 2007-11-14
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2007 or

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

    YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 13, 2007
Common stock, $.01 par value	21,087,396

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

	Condensed Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	7-9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10-23

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-35

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	37-38

ITEM 1A.	Risk Factors	38-41

ITEM 2.	Changes in Securities and Use of Proceeds	41-42

ITEM 3.	Defaults Upon Senior Securities	42

ITEM 4.	Submission of Matters to a Vote of Shareholders	42

ITEM 5.	Other Information	42

ITEM 6.	Exhibits and Reports on Form 8-K	42-43

	Signatures	44

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$6,821,600	$16,973,500
Marketable securities
Held to maturity - treasury bills	71,274,000	--
Trading securities	--	123,400
Available for sale securities	574,900	1,148,500
Accounts receivable
Trade	68,000	156,500
Reimbursable project costs	781,500	188,400
Dissolution of subsidiaries	218,600	--
Note receivable	--	560,500
Assets held for sale	2,932,200	11,506,000
Deferred tax assets	253,500	14,321,600
Prepaid expenses and other current assets	175,400	166,500
Total current assets	83,099,700	45,144,900

PROPERTIES AND EQUIPMENT:	24,322,400	11,563,500
Less accumulated depreciation,
depletion and amortization	(4,561,700)	(5,454,200)
Net properties and equipment	19,760,700	6,109,300

OTHER ASSETS:
Deferred tax assets	457,700	610,200
Deposits and other	5,214,300	37,000
Total other assets	5,672,000	647,200
Total assets	$108,532,400	$51,901,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)

	September 30,	December 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$3,367,200	$1,115,000
Accrued compensation expense	761,800	1,190,200
Dividends payable	--	--
Income taxes payable	1,569,700	--
Current portion of long-term debt	78,600	937,200
Liabilities held for sale	--	7,375,800
Refundable deposits	--	800,000
Other current liabilities	228,100	177,000
Total current liabilities	6,005,400	11,595,200

LONG-TERM DEBT, net of current portion	228,400	294,900

ASSET RETIREMENT OBLIGATIONS	131,300	124,400

OTHER ACCRUED LIABILITIES	1,051,000	462,700

MINORITY INTERESTS	8,391,900	4,700,200

COMMITMENTS AND CONTINGENCIES

FORFEITABLE COMMON STOCK, $.01 par value
-0- and 297,540 shares issued, respectively
forfeitable until earned	--	1,746,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 21,161,805
and 19,659,591 shares issued net of
treasury stock, respectively	211,600	196,600
Additional paid-in capital	79,152,900	72,990,700
Accumulated surplus (deficit)	16,017,000	(39,101,900)
Treasury stock at cost, 725,845 and 497,845
shares, respectively	(1,970,800)	(923,500)
Unrealized (loss) gain on marketable securities	(195,800)	306,000
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	92,724,400	32,977,400
Total liabilities and shareholders' equity	$108,532,400	$51,901,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Real estate operations	$582,500	$35,000	$766,600	$137,800
Management fees and other	24,300	246,100	165,300	468,200
	606,800	281,100	931,900	606,000

OPERATING COSTS AND EXPENSES:
Real estate operations	81,400	85,200	250,400	221,500
Mineral holding costs	574,200	1,078,900	2,369,800	2,262,300
General and administrative	2,332,900	5,593,000	12,156,800	10,509,000
	2,988,500	6,757,100	14,777,000	12,992,800

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(2,381,700)	(6,476,000)	(13,845,100)	(12,386,800)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	139,800	240,000	1,962,000	3,063,500
Loss on sale of marketable securities	(2,227,000)	(860,500)	(8,318,400)	(860,500)
Gain on foreign exchange	(86,600)	--	430,000	--
Gain on sale of uranium assets	--	--	111,728,200	--
Loss from valuation of derivatives	--	--	--	(630,900)
Loss from dissolution of subsidiaries	(78,700)	--	(78,700)	(3,845,800)
Gain (loss) on sale of investment	--	10,869,800	--	10,842,300
Settlement of litigation	--	(7,000,000)	--	(7,000,000)
Dividends	34,600	136,600	40,200	141,600
Interest income	1,194,900	168,200	2,062,000	418,200
Interest expense	(14,100)	(40,500)	(63,800)	(97,600)
	(1,037,100)	3,513,600	107,761,500	2,030,800

INCOME (LOSS) BEFORE MINORITY INTEREST,
AND PROVISION FOR INCOME TAXES	(3,418,800)	(2,962,400)	93,916,400	(10,356,000)

MINORITY INTEREST IN (GAIN) LOSS OF
CONSOLIDATED SUBSIDIARIES	147,200	28,700	(3,551,400)	76,300

INCOME (LOSS) BEFORE PROVISION
BEFORE INCOME TAXES	(3,271,600)	(2,933,700)	90,365,000	(10,279,700)

INCOME TAXES:
Current provision for	1,995,200	--	(18,625,100)	--
Deferred (provision for) benefit from	526,400	--	(14,512,700)	--
	2,521,600	--	(33,137,800)	--

NET INCOME (LOSS)	$(750,000)	$(2,933,700)	$57,227,200	$(10,279,700)

PER SHARE DATA
Basic earnings (loss) per share	$(0.04)	$(0.16)	$2.86	$(0.56)

Diluted earnings (loss) per share	$(0.04)	$(0.16)	$2.61	$(0.56)

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	20,558,882	18,367,198	20,024,465	18,283,573

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	20,558,882	18,367,198	21,901,936	18,283,573

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,227,200	$(10,279,700)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Minority interest in loss of
consolidated subsidiaries	3,551,400	(76,300)
Depreciation	342,100	380,700
Accretion of asset
retirement obligations	6,900	578,400
Initial valuation of asset
retirement obligation	--	83,400
Noncash interest income	(1,274,000)	--
Deferred income taxes	14,512,700	--
Income tax payable	1,569,700	--
Gain on sale of assets to sxr	(111,728,100)	--
Gain on sale of assets	(1,962,000)	(3,063,500)
Gain on foreign exchange	(443,300)	--
Loss on valuation of Enterra units	--	3,845,800
Loss on valuation of derivatives	--	630,900
Gain on sale of Pinnacle Resources	--	(10,842,300)
Loss on sales of marketable securities	8,318,400	860,500
Proceeds from the sale of trading securities	--	8,304,300
Warrant extension and repricing	156,500	484,700
Noncash compensation	1,133,000	1,481,200
Noncash services	--	185,500
Net changes in assets and liabilities:	488,400	1,295,300
NET CASH USED IN
OPERATING ACTIVITIES	(28,101,100)	(6,131,100)

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	92,250,700	491,600
Acquisition of unproved oil & gas properties	(2,894,100)	--
Proceeds from sale of uranium assets	14,022,700	--
Acquisition of unproved mining claims	(259,200)	(644,800)
Proceeds on sale of property and equipment	1,294,200	2,410,400
Purchase of property and equipment	(5,586,700)	(599,800)
Proceeds from sale of investments	--	13,800,000
Purchase of treasury bills	(70,000,000)	--
Purchase of real estate for development	(6,595,200)	--
Net change in restricted investments	--	8,100
Net change in notes receivable	560,500	(20,200)
Net change in investments in affiliates	(79,500)	30,600
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	22,713,400	15,475,900
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$2,284,100	$915,900
Issuance of subsidiary stock	342,000	3,173,700
Deferred taxes from stock options	1,415,400	--
Restricted cash for credit facility	(4,725,000)	--
Payment of cash dividend	(2,108,300)	--
Proceeds from long term debt	164,100	184,300
Repayments of long term debt	(1,089,200)	(327,000)
Purchase of treasury stock	(1,047,300)	--
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(4,764,200)	3,946,900

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(10,151,900)	13,291,700

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	16,973,500	6,998,700

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$6,821,600	$20,290,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$15,640,000	$--

Interest paid	$63,800	$97,600

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subsidiary stock to acquire
mining claims	$33,700	$--

Receipt of marketable securities from
the sale of assets	$99,400,600	$--

Acquisition of assets
through issuance of debt	$--	$355,800

Satisfaction of receivable - employee
with stock in company	$--	$30,600

Conversion of Enterra shares
to tradable units	$--	$13,880,100

Issuance of stock warrants in
conjunction with agreements	$--	$727,300

Unrealized loss/gain	$195,800	$42,200

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1)     Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 30, 2007, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, have been prepared by the Company without audit.  The Condensed Consolidated Balance Sheet at December 31, 2006 was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2006, (which report is not included in this Form 10-Q Report).  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2006 Form 10-K.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

2)     Principles of Consolidation

The consolidated financial statements of the Company and subsidiaries at September 30, 2007 include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries Crested Corp. (“Crested”) (70.1%), USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted, Sutter Gold Mining Inc. (“Sutter”) (54.4%) and Plateau Resources Limited, Inc. (“Plateau”) (100%). The consolidated financial statements of the Company and subsidiaries at December 31, 2006 and the Statement of Operations for the nine months ended September 30, 2006 also included the accounts of two additional controlled subsidiaries Four Nines Gold, Inc. ("FNG") (50.9%) and Yellow Stone Fuels, Inc. (“YSFI”) (35.9%).  Both Four Nines Gold Inc. and Yellow Stone Fuels, Inc. were dissolved during the quarter ended September 30, 2007.  The Company received $198,400 cash, carried as an account receivable at September 30, 2007, as a result of the dissolution of Four Nines Gold and $44,600 in cash, which also was carried as an account receivable at September 30, 2007, as a result of the dissolution of YSFI.  The Company also purchased 21,868 shares of it’s common stock valued at a five day Volume Weighted Average Price ("VWAP") of $4.40 per share from YSFI prior to YSFI being dissolved and three pieces of equipment from FNG that were appraised by a third party and valued at $59,000.

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method.  Because of management control and debt to the Company which may be converted to equity, YSFI was consolidated into the financial statements of the Company.  Investments of less than 20% are accounted for by the cost method.  All material inter-company profits, transactions and balances have been eliminated.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

3)     Recent Accounting Pronouncements

FIN 48  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a model recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return.  FIN 48 requires that the Company recognize in its financial statements, the impact of an uncertain tax position, if it is not more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets.  The adoption of FIN 48 had no significant impact on the financial statements of the Company at September 30, 2007.

FAS 157  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008.  We do not believe the adoption of this statement will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Historically, options vested fully at time of grant and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death.  During the most recent 12 months the Company has altered the vesting plans for new option grants to have them vest over three to seven years.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company provides newly issued shares to satisfy stock option exercises.  See Note 13.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Forfeitable Shares – In connection with the retirement of an officer of the Company in January 2007, 112,680 previously forfeitable shares were released to the former officer pursuant to the Stock Bonus Plan.  On June 22, 2007 the shareholders of the Company voted to release the remaining 180,060 similar forfeitable shares to various officers and employees.  The Board of Directors cancelled an additional 4,800 shares of previously forfeitable shares which had been issued to an employee who left the employment of the Company.  The shareholders additionally authorized the payment of taxes on the forfeitable shares distributed.  See Note 20.

5)     Properties and Equipment

The components of Properties and Equipment at September 30, 2007, consist of land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value

Oil & Gas properties	$2,894,100	$-	$2,894,100
Mining properties	823,600	-	823,600
Buildings, land and equipment	20,604,700	(4,561,700)	16,043,000
Totals	$24,322,400	$(4,561,700)	$19,760,700

The Company evaluates assets for impairment when events or circumstances indicate that recorded values may not be recoverable.  There were no impairments for the nine months ended September 30, 2007.

6)    Marketable Securities

The Company accounts for its marketable securities as (1) held-to-maturity, (2) available-for-sale and (3) trading.  The Company holds short-term securities which have maturities of greater than three months but less than one year from the date of purchase.  These securities are classified as held-to-maturity based on the Company's intent to hold such securities to the maturity date.  All held-to-maturity securities are U.S. Government securities and are stated at amortized cost, which approximates fair market value.  Income related to these securities is reported as a component of interest income.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value. Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

At September 30, 2007, the Company owned held-to-maturity, available-for-sale securities and trading.

			Unrealized
	Cost	Value	Gain/(Loss)

Held to maturity - treasury bills		$71,274,000

Available for sale securities
Kobex shares	$703,600	$339,000	$(364,600)
Premier shares	195,300	235,900	40,600
	$898,900	$574,900	$(324,000)

7)    Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table illustrates the effect on net income (loss) if the Company had recognized comprehensive income:

	Nine months ending September 30,
	2007	2006
Net gain/(loss)	$57,227,200	$(10,279,700)

Comprehensive loss from the
unrealized loss on marketable securities	(324,000)	(127,000)

Reclassification adjustment for gains
included in net income	(305,100)	--

Deferred income taxes on
marketable securities	127,300	--
Other comprehensive loss	(501,800)	(127,000)
Comprehensive gain/(loss)	$56,725,400	$(10,406,700)

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

8)  Income Taxes

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Consolidated book income before income tax	$(3,271,600)	$90,365,000
Equity income from non consolidated tax sub	$(160,100)	$3,551,400
Add back losses from non consolidated tax subs	$391,300	$1,545,400
Prior year true-up and rate change	$(265,100)	$(265,100)
Permanent differences	$(1,755,600)	$(1,517,300)
Taxable income before temporary differences	$(5,061,100)	$93,679,400

Expected federal income tax expense (benefit)35%	$(1,771,500)	$32,787,800

Federal deferred income tax expense (benefit)	$(526,400)	$14,512,700
Federal current expense (benefit)	(1,245,200)	$18,275,100
Total federal income tax expense (benefit)	(1,771,600)	$32,787,800
Current state income tax expense net of
federal tax benefit	(750,000)	350,000
Total provision (benefit)	$(2,521,600)	$33,137,800

Current taxes payable at September 30, 2007 are comprised of $1,559,700 of federal income taxes and $10,000 of state income taxes. The amount of current taxes payable has been reduced by $1,415,400 benefit from the exercise of nonqualified stock options and warrants which result in an increase to paid in capital.   There were no current taxes payable at December 31, 2006.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The components of deferred taxes as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$468,900	$589,000
Accrued reclamation	37,900	879,100
Allowances for bad debts		-
Tax basis in excess of book	202,000	-
Net operating loss carry forwards		14,525,100
Tax credits (AMT credit carryover)		44,200
Non-deductible reserves and other	253,500	2,900
Total deferred tax assets	962,300	16,040,300

Deferred tax liabilities:

Book basis in excess of tax basis	251,100	179,900
Accrued reclamation		926,400
Non-deductible reserves and other		2,200
Total deferred tax liabilities	251,100	1,108,500

Net deferred tax assets	711,200	14,931,800
Valuation allowance
Net deferred tax assets	$711,200	14,931,800

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at September 30, 2007 and December 31, 2006 as the Company believes that it is more likely than not that the deferred tax assets will be utilized.

During the nine months ended September 30, 2007, net current deferred tax assets decreased by $14,068,100 and net non-current deferred tax assets decreased by $152,500.  The total net change in deferred tax assets was a decrease of $14,220,600 The Company also recognized other comprehensive income of $292,100 resulting from the tax benefit related to the mark to market of assets held for resale. Accordingly the total deferred income tax expense for the nine months ended September 30, 2007 was $14,512,700. The decrease in net deferred tax assets was largely the result of the utilization of net operating losses and the relief of accrued reclamation liabilities resulting from the Uranium One sale.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at September 30, 2007 or December 31, 2006.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The Internal Revenue Service has audited, and closed, the tax years for the Company through the year ended May 31, 2000.

9)     Sale of Marketable Securities

During the nine months ended September 30, 2007, the Company sold (to a Canadian financial institution) 6,607,605 shares of sxr Uranium One for net proceeds (after commission and bulk sale discount) of $90,724,000.  The Company recorded a loss of $8,997,600 on the sale of the sxr Uranium One shares.

The Company also sold 1,500,000 shares of UPC during the nine months ended September 30, 2007. The Company received $1,452,400 in net cash proceeds and recorded a net gain of $774,700 on the sale of the UPC shares.  The Company also recorded a consolidated loss on YSFI’s sale of its shares of Enterra Energy Trust of $95,500 prior to YSFI being dissolved during the quarter ended September 30, 2007.

10)   Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".  Basic earnings per common share are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  These options and warrants totaled 5,867,729 and 5,763,711 at September 30, 2007 and 2006, respectively.

11)  Long term debt

At September 30, 2007 long term debt consists of debt for the purchase of equipment and insurance policies at various interest rates and due dates:

Current Portion of Long Term Debt	$78,600

Long Term Portion of Debt	228,400
$307,000

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

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	Nine months ending September 30,
	2007	2006
Balance December 31,	$124,400	$5,902,200
Addition to Liability	--	83,400
Accretion Expense	6,900	578,400
Balance September 30,	$131,300	$6,564,000

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

On July 27, 2007 the Compensation Committee of the Company granted 1,558,000 stock options to employees and officers of the Company under the 2001 ISOP.  These options vest over three years (358,000) and five years (1,200,000) and are exercisable at the closing price on July 27, 2007 or $4.97 per share.

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at September 30, 2007 was 7.05 years and $3,581,200, respectively.  At September 30, 2007, 1,558,000 of the options granted were not vested.  During the quarter and nine months ending September 30, 2007, the Company recognized $326,000 and $334,900, respectively in compensation expense related to employee options and will recognize an additional $4,768,100 over the remaining vesting period of five years.  The Company computes the fair values of its options granted using the Black-Scholes pricing model.  The options issued in 2007 were valued under Black Scholes using a risk free interest rate of 4.82%, expected life of 10 years and expected volatility of 48.8%.  To estimate expected lives of options for this valuation, it was assumed options will be exercised at the end of their expected lives.  All options are initially assumed to vest.  Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the nine months ended September 30, 2007:

	September 30, 2007
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding at beginning
Outstanding balance at December 31, 2006	3,927,880	$2.92	1,821,323	$3.57
Granted	1,558,000	$4.97	31,215	$3.29
Forfeited	(25,000)	$4.97	-	$-
Expired	-	$-	-	$-
Exercised	(1,259,542)	$2.58	(186,147)	$3.13
Outstanding at September 30, 2007	4,201,338	$3.77	1,666,391	$3.61
Exercisable at September 30, 2007	2,643,338	$3.07	1,666,391	$3.61

Weighted Average Remaining Contractual Life - Years		7.05		2.3

Aggregate intrinsic value of options / warrants outstanding		$3,581,200		$1,615,800

Common Stock

During the nine months ended September 30, 2007, the Company issued 1,502,214 shares of common stock and released 292,740 previously forfeitable shares of its common stock.   Issued shares consist of 3,812 shares issued to independent directors, 42,500 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, 977,015 net shares issued as a result of the exercise of employee options, 186,147 shares issued as the result of the exercise of warrants.  The 292,740 previously forfeitable shares were released due to the retirement of an officer and a vote by the shareholders on June 22, 2007 to release all remaining forfeitable shares.  An additional 4,800 forfeitable shares were cancelled due to the cessation of employment of an employee prior to his retirement, disability or death. The forfeitable shares are expensed at the trading value of the shares on the date of issuance.  At the time of release of the forfeitable shares any additional expense is recorded using the market price at the time of release and the initial grant price.

The 2001 Incentive Stock Ownership Plan allows employees to exercise options by surrendering shares he or she owns for the exercise of options.  Employees exercised a total of 689,590 options by surrendering 282,527 shares which resulted in  a net 407,063 shares being issued as a result of employee exercise of options through the surrender of previously owned shares.  Additionally, employees, a retired officer and the estate of a deceased officer exercised 569,952 options by paying $1,646,100 cash.  The net number of shares issued through the surrender of previously owned shares, 407,063, and the cash exercise of 569,952 options resulted in the issuance of 977,015 shares as a result of the exercise of employee options.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the changes in common stock during the nine months ended September 30, 2007:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2006	19,659,591	$196,600	$72,990,700

Stock issued to outside directors	3,812	-	18,000

2001 stock compensation plan	42,500	400	228,200

Exercise of options	977,015	9,800	1,684,300

Exercise of warrants	186,147	1,800	588,200

Value of company warrants issued and
extended	-	-	116,300

Expense of employee options
vesting	-	-	346,000

Forfeitable stock released to a former
employee	112,680	1,200	660,200

Forfeitable stock released to current
employees	180,060	1,800	1,105,600

Deferred taxes on FAS 123R compensation	-	-	1,415,400

	21,161,805	$211,600	$79,152,900

Equity Compensation

During the nine months ended September 30, 2007 the Company recorded compensation expense of $574,600 in the form of common stock or options.  Of this compensation $228,600 was paid to officers pursuant to the shareholder approved Stock Bonus Plan, $346,000 recognized under FAS 123(R) as the expense related to the vesting of employee options.

14)  Real Estate Investment

On May 10, 2007, the Company through its wholly owned subsidiary, Remington Village, LLC (“Remington”) acquired approximately 10.15 acres of land located in Gillette, Wyoming for a purchase price of $1,247,700.  The Company has now also successfully obtained entitlements and permits necessary to construct a 216 unit multifamily housing complex on the property.  The Board of Directors has approved an equity investment in the property of $7.5 million.  As of September 30, 2007, the Company planned to hold this development as a rental property.  Through September 30, 2007 a total of $6.6 million had been expended on the acquisition of the land and construction of the project.  Construction costs to completion are budgeted to be $26,011,000.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

On August 31, 2007 the Company obtained construction financing from a commercial bank in the amount of $18.5 million.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  The Company can make a one time extension election under the terms of the promissory note to extend the due date to September 1, 2009.  Collateral for the promissory note is the Remington property, a guarantee by USE and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account, that is to be released to the Company upon obtaining permanent financing.

The equity contribution by the Company for the construction loan is $7.5 million or approximately 29% of the total build cost.  At the closing of the construction financing the Company received an equity credit on the property for previously paid costs of $3.0 million and was required to place $4.5 million in escrow with the commercial bank.  At September 30, 2007, a total of $981,700 had been drawn from this account.  During September 2007, the Company had $3,129,400 recorded as an accounts payable relating to the construction of Remington.  Under the terms of the USECC Joint Venture, Crested will be responsible to USE for one-half of all development expense.

Our real estate investment in multi-family housing is subject to market changes in the housing industry as well as market prices for natural gas and coal.  As the multi-family housing project currently under construction is not yet complete, an assessment of the significance of the market risk for rental properties and minerals cannot be assessed at September 30, 2007.  It is projected that the property will begin to be occupied during the first quarter of 2008 and completed during the fourth quarter of 2008.  At that time, the market risk for rental properties as well as the forecast for natural gas and coal production will be analyzed to determine if there will be an impact on the value of the constructed multi-family housing.

15)  Crested Acquisition

On January 23, 2007, the Company and Crested entered into a plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1% was not owned by the Company at the time of the acquisition proposal was made which had changed to 29.9% as of September 30, 2007 due to the exercise of some Crested options) and the subsequent merger of Crested into the Company.  The merger agreement was approved by all directors of both companies.  The exchange ratio of 1 of the Company’s shares for each 2 Crested shares (not owned by the Company) was negotiated between the special committees of independent directors of both companies, and approved by the full boards of both companies on December 20, 2006.  On October 25, 2007 the Company’s Form S-4 for the merger was cleared for mailing to the shareholders of Crested.  The annual meeting for the vote of Crested shareholders is set for November 26, 2007.

Management believes that the merger of Crested into the Company will enhance shareholder value due to consolidation of assets, simplification of reporting requirements and the application of all resources to one company.  It is anticipated that the merger will occur during the fourth quarter of 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

16)   Sutter Gold Mining, Inc.

On March 14, 2007, Sutter reached a Settlement Agreement with the Company, Crested and USECC concerning: 1) an accumulated debt obligation by Sutter of approximately $2,025,700 at December 31, 2006 for expenditures made by USECC on behalf of Sutter was settled by Sutter issuing to the Company and Crested 7,621,867 shares of  Sutter common stock to the Company and Crested, one half to each and 2) a Contingent Stock Purchase Warrant between Sutter, the Company and Crested settled by Sutter issuing a 5% net profits interest royalty to the Company and Crested (reducing to 1% after $4.6 million has been paid under the 5% NPIR).  In addition, the Company and Crested agreed to provide a $1 million line of credit ($500,000 each) to Sutter at 12% annual interest, drawable and repayable at any time in tranches of $50,000 or more by Sutter.  At September 30, 2007 Sutter had borrowed $363,500 under the line of credit.  The line of credit is collateralized by Sutter’s California properties.  The Company and Crested have the sole option to have Sutter repay the debt in cash or Sutter stock at a 10% discount to the 10 day VWAP before payment.  Prepayment without penalty is allowed.  Terms of the credit agreement were negotiated and approved by the independent directors of Sutter and the Company.

17)  Uranium One Asset Purchase Agreement Closing

On April 30, 2007, the Company and certain of its private subsidiary companies, completed the sale of their uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with Uranium One Inc. (“Uranium One”, Toronto Stock Exchange, “UUU”), and certain of its private subsidiary companies.  Please see footnote 9 above concerning proceeds from sale of Uranium One stock as of September 30, 2007.

The net gain on the sale of the uranium assets to sxr Uranium One is as follows:

Proceeds from sale of assets to Uranium One
Release of refundable deposit	$750,000
Relief from Asset Retirement Obligations	6,527,200
Relief from accrued holding costs on uranium mill	848,600
Uranium One purchase of UPC position	5,020,900
Reimbursable Costs	1,585,100
Receipt of Uranium One common stock	99,400,600

114,132,400

Cost of sale of assets to Uranium One
Mining Claims	1,535,500
Property Plant and Equipment - net	692,500
Pro-ration of property taxes	3,300
Accrued costs from January 1, 2007 to April 30, 2007	172,900

2,404,200

Net gain before income taxes	111,728,200

Provision for income taxes	41,771,700

Net gain on sale of assets to Uranium One	$69,956,500

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

18)  Cash Dividend on Common Stock

On June 28, 2007, U.S. Energy Corp. announced that it would pay a one time special dividend of $0.10 per share to each common shareholder of record on July 6, 2007.  The dividend, in the total amount of $2,108,300 was paid on July 16, 2007.

19)  Common Stock Buy Back Program

On June 22, 2007 the Board of Directors of the Company approved a share buy back program for up to $5 million in common stock.  The buy back program is being administered exclusively through a brokerage firm and is subject to blackout periods.  Through September 30, 2007 the Company had purchased 228,000 shares at an average price of $4.54 per share.

20)  Payment of Cash Bonus, and Related Matters

On May 2, 2007, the Company, with the approval of its board of directors and upon the recommendation of the compensation committee (independent directors), paid a $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of the uranium assets to Uranium One.

Also on May 2, 2007, the Company, with the approval of its board of directors and upon the recommendation of the compensation committee, paid a total of $649,500 in taxes owed by officers and employees, upon the proposed release to them on May 2, 2007 by the Company, of a total of 177,600 forfeitable shares of common stock of U.S. Energy Corp., and 2,460 dividend shares, for a total release of 180,060 shares.  The Company also reimbursed the estate of John L Larsen for $213,800 of taxes recently paid by the estate upon release of forfeitable shares to the estate following Mr. Larsen’s passing in September 2006; and reimbursed Daniel P. Svilar $162,300 for taxes he paid following release of forfeitable shares to him upon his retirement in January 2007.  These matters were ratified by the shareholders at the June 22, 2007 annual meeting and the shares have been released.

21)  Lucky Jack Molybdenum Property - Kobex Resources, Ltd.

On April 3, 2007, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”), signed a formal Exploration, Development and Mine Operating Agreement for the permitting, development and production of the Mt. Emmons “Lucky Jack” Molybdenum Property.  The agreement grants Kobex the exclusive option to acquire up to a 50% undivided interest in patented and unpatented claims located near Crested Butte, Colorado, which are held by the Company, for $50 million.  The $50 million to be spent will be for all Project-related expenditures, the cost for a bankable feasibility study, and option payments to the Company.  The balance between money spent on expenditures and option payments, if any, and $50 million, will be paid to the Company in cash.  At September 30, 2007, Kobex had expended a total of $5,435,300 on the Lucky Jack Project.  During the nine months ended September 30, 2007 the Company invoiced Kobex $2,356,100 for costs it had paid on the property during that period.  Kobex had reimbursed the Company $1,652,000 of these costs  at September 30, 2007 and paid an additional $602,000 during October 2007.

U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Kobex also delivered 285,632 shares of its common stock valued at $750,000 pursuant to the Exploration, Development and Mine Operating Agreement.  During the quarter ended September 30, 2007, Kobex paid a finders fee of $463,800 to the party who made the introduction of Kobex to the Company on the Lucky Jack project.  The Company agreed to pay one half of the finders fee in five equal installments of $46,375 in either cash or common stock of Kobex.  The Company made the first installment during the quarter ended September 30, 2007 by surrendering to Kobex 17,700 of its common shares previously delivered to the Company.  The next installment will be due on March 9, 2008 and each year thereafter until March 9, 2011.

On August 7, 2007, the Town of Crested Butte issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and they are continuing all ongoing activities while reviewing and evaluating the matter.  The Company, Crested, and Kobex intend to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

22)  Oil and Gas Exploration Activities

U.S. Energy Corp. has signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  U.S. Energy Corp. anticipates it will participate as a 20% working interest partner in potentially numerous wells that could be drilled over the next three to five years. Approximately $3 million has been paid under the agreement to date.  Two prospects have already been leased, and exploration and development activities are expected to commence in the later part of the fourth quarter 2007 or the first quarter of 2008.

U.S. Energy Corp. believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

23)  Subsequent Event

On October 25, 2007 the Company sold its commercial real estate operations in southern Utah to Uranium One for $2.7 million and recognized approximately $840,000 in profit from the sale.  After the sale of these properties the Company has no further holdings of real estate or commercial operations in Utah.  The Company agreed to indemnify Uranium One on certain title issues not covered by the Title Insurance Policy that may arise in the future until a new lease is signed between the School and Institutional Trust Lands Administration of Utah and Uranium One.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.  For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2007 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2006.  The discussion contains forward-looking statements that involve risks and uncertainties.  Due to uncertainties in our business, actual results may differ materially from the discussion below.

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

Overview of Business

U.S. Energy Corp. (the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas.  The Company also has been engaged in the past in commercial real estate, on a limited basis, in connection with acquiring mineral properties which included commercial real estate.

The Company manages its operations through a joint venture, the USECC Joint Venture ("USECC"), with one of its subsidiary companies, Crested Corp. ("Crested") of which it owns a consolidated 70.1% interest.  The narrative discussion of this MD&A refers only to the Company but includes the consolidated financial statements of Crested, USECC, Sutter Gold Mining, Inc. ("Sutter") and Plateau Resources Limited, Inc. ("Plateau").  The Company has entered into partnerships through which it either joint ventured or leased properties with non-related parties for the development and production of certain of its mineral properties.  The Company had no production from any of its mineral properties during the three and nine months ended September 30, 2007.

Recent Developments

Sale of Uranium Assets

On April 30, 2007, the Company sold all of its uranium assets, with the exception of a 4% Net Profits Royalty on the Green Mountain uranium property in Wyoming, to sxr Uranium One Inc. (“Uranium One”).  Uranium One is listed on the Toronto Stock Exchange and Johannesburg Stock Exchange under the symbol “UUU”.  At closing, the Company received (a) $1,585,100 in reimbursable costs relating to work performed on the uranium properties, (b) $5,020,900 as a result of Uranium One purchasing of the Uranium Power Corp. (“UPC”) position in the properties and (c) 6,607,605 shares of Uranium One common stock valued at the date of closing at $99,400,600.  The Company sold all of the Uranium One shares during the second and third quarters of 2007 for which it received $90,724,000.  The Company also received the cash and collateral bonds posted for asset retirement obligations relating to the uranium properties.

Pursuant to the terms of the Uranium One contract, the Company will also receive $20,000,000 when commercial production begins at the uranium mill the Company sold to Uranium One; $7,500,000 when the first delivery of ore, after commercial production commences, from any of the uranium properties the Company sold to Uranium One; and a production royalty of up to $12,500,000.  The Company also retained a 4% Net Profits Royalty on the Green Mountain uranium property in central Wyoming; this property is owned and operated by Rio Tinto, Inc.

Acquisition of Crested

The boards of directors of the Company and Crested have approved a recommendation of the Special Committees of both boards, consisting of outside directors of both companies, to merge Crested into the Company.  The exchange ratio is one share of the Company’s common stock for every two shares of Crested.  It is anticipated that the merger will be concluded, if approved by the Crested shareholders, during the fourth quarter of 2007. (See Note 15 above)

On July 31, 2007, U.S. Energy Corp. (“USE”) and its majority owned subsidiary Crested Corp. (“Crested”) signed an amendment to the plan and agreement of merger (the “merger agreement”) for the proposed acquisition of the minority shares of Crested (approximately 29.1% at the time of the acquisition proposal was made which changed to 29.9% as of September 30, 2007 due to the exercise of some Crested options) not owned by USE (approximately 71%), and the subsequent merger of Crested into USE.

The amendment (i) extends the deadline for merger approval to December 31, 2007; and (ii) provides that Crested will pay the income tax which will be owed by each holder of a non-qualified stock option upon exercise thereof, and forfeitable shares, provided that each such holder executes and delivers to USE an agreement (a “lockup agreement”) not to sell (until retirement, death or disability) any of the USE stock they receive in the merger, in exchange for the Crested stock acquired on exercise of the Crested non-qualified stock option.  USE has agreed to vote the shares of the Company it owns with the majority of the minority of the Company shareholders.  Officers and directors of the Company and USE have agreed to vote in favor of the merger.

Stock Buy Back Plan

The Board of Directors of the Company approved a share buy back program for up to $5 million in common stock.  The buy back program is being administered exclusively through an individual brokerage firm and is subject to blackout periods.  As of September 30, 2007, the Company had purchased 228,000 shares of its common stock under the terms of this plan at an average purchase price of $4.54 per share.

Dividend

On July 16, 2007, the Company paid a one time cash dividend to all common shareholders of record on July 6, 2007.  The total amount paid out for the dividend was $2,108,300.

Lucky Jack Molybdenum Property – Kobex Resources, Ltd.

On April 3, 2007, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) signed a formal Exploration Development and Mine Operating Agreement for the permitting and development of the Mt. Emmons, “Lucky Jack”, molybdenum property.

Pursuant to the April 3, 2007 agreement, Kobex is required to expend $16,000,000 in expenditures on the property through December 2010.  On July 6, 2007, Kobex announced its budget for its first year of operations through April of 2008 would be $14,200,000.  Kobex will not own an interest in the Lucky Jack property until it has expended $15,000,000 at which time it will own 15%.  After spending an additional $35,000,000, the ownership interest for Kobex will be 50%.  At the Company’s sole discretion, Kobex also may acquire an additional 15% at the Company’s option after it obtains a 50% interest if certain terms and conditions are met.  As of September 30, 2007, Kobex had expended $5,435,300 since it began participating in the costs of the project.

Historical records filed by predecessor owners of the property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of some 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing some 22.5 million tons at a grade of 0.701% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at September 30, 2007 was $31.75 per pound.

On August 7, 2007, the Town of Crested Butte issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and they are continuing all ongoing activities while reviewing and evaluating the matter.  The Company, Crested, and Kobex intend to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

Oil and Gas Development

The Company has signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  As a result of this agreement, the Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that could be drilled over the next three to five years.  Approximately $3 million has been paid under the agreement to date.  Two prospects have already been leased, and exploration and development activities are expected to commence in the first quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled, potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

Remington Village

On May 10, 2007, the Company through its subsidiary, Remington Village, LLC (“Remington”) acquired approximately 10.15 acres of land located in Gillette, Wyoming. The Company is in the process of constructing 216 multi-family housing units on the property.  Construction costs to completion are budgeted to be $26,011,000.  Under the terms of the USECC Joint Venture, Crested will be responsible to USE for one-half of all development expense.  See Note 14 above.

Mineral Prices

Uranium - The price of uranium concentrates has increased from a five year low of $9.88 per pound in November 2002 to $75 per pound on September 30, 2007 (Ux Weekly).

Gold - The five year low for gold was $310.70 per ounce in October 2002.  The price for gold on September 30, 2007 was $742.80 per ounce (Metal Prices.com).

Molybdenum - The five year low for molybdic oxide was $3.00 per pound in November 2002.  The average price for molybdic oxide was $31.75 per pound on September 30, 2007.  (Metal Prices.com).

Results of Operations

Three and Nine Months Ended September 30, 2007 compared with the Three and Nine Months Ended September 30, 2006

The sale of uranium assets to Uranium One resulted in net income before minority interest and income taxes of $93,916,400 for the nine months ended September 30, 2007.  This is an increase in earnings before taxes of $104,272,400 from the reported loss of $10,356,000 for the nine months ended September 30, 2006.  During the quarter ended September 30, 2007 the Company recognized a loss before income taxes of $3,271,600 as compared to a loss of $2,933,700 for the quarter ended September 30, 2006.  Net earnings after taxes for the nine and three months ended September 30, 2007 were $57,227,200 and a loss of $750,000 respectively or a gain of $2.86 per share basic, $2.61 diluted per share, for the nine months and a loss of $0.04 per share for the three months ended September 30, 2007.

Operating revenues for the nine and three months ended September 30, 2007 increased by approximately $325,900 over the comparative periods ended September 30, 2006.  The reason for the increase during the nine months and quarter ended September 30, 2007 was primarily due to the Company selling residential lots at the Company’s commercial real estate property in southern Utah for $663,400.  This increase in operating revenues was offset by reductions in non-recurring fees earned from mineral companies for due diligence work which was completed during September 2006 in the amount of $250,000.  The Company projects an increase in future periods, beginning during the first quarter of 2008, from real estate operations.  The Company likewise expects commencement of revenues during the fourth quarter of 2008 from oil and gas wells it expects to drill during the first quarter of 2008.

Operating costs and expenses increased during the nine months ended September 30, 2007 by $1,784,200 over those recorded during the nine months ended September 30, 2006.  The increase came as a result of increased activity on the Company’s mineral claims, $107,500, the vast majority of which were sold to Uranium One and General and Administrative expenses which increased by $1,647,800 primarily as a result of employee compensation.  Components of that compensation are (1) a cash bonus of $4,887,000 gross cash bonus to all employees for extraordinary service related to the April 30, 2007 sale of  uranium assets to Uranium One;  (2) each outside director was paid a one time bonus of $40,000 at the closing of the Uranium One sale, and (3) on June 22, 2007, the shareholders of the Company approved the payment of $649,500 in taxes owed by officers and employees, upon the release to them of forfeitable shares of the Company’s common stock.  These shares had been issued to individuals in the early 1990s, and have been recorded at issue dates on the books as compensation expense, but the stock was held by the Company; recognition of income by the recipients was deferred pending vesting upon retirement, total disability or death.

Operating Costs and Expenses for the Quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 decreased by $3,768,600.  Converse to the nine months ended September 30, 2007 both mineral holding costs and general and administrative costs decreased during the quarter ended September 30, 2007.  Mineral property costs and expenses decreased during the quarter ended September 30, 2007 due primarily to the uranium mineral properties being sold to Uranium One in April of 2007.  General and Administrative costs and expenses decreased during the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 due to a bonus being paid to employees during the quarter in 2006 of $3,013,000 while no similar bonus was paid during the quarter ended September 30, 2007.

During the nine months ended September 30, 2007, the Company recorded $1,962,000 from the gain on the sale of assets as compared to a gain on the sale of assets of $3,063,500 during the nine months ended September 30, 2006.  This reduction of $1,001,500 was as a result of a reduction in the payments received from UPC during the nine months ended September 30, 2006 as compared to the same period of the previous year.  The reduction in payments from UPC is as a result of the sale of the uranium assets to Uranium One.  The Company will receive no additional payments in the future from UPC.  An offset to the reduction of UPC payments was the receipt of 285,632 shares of Kobex common stock valued at $750,000.  These shares were delivered pursuant to the agreement with Kobex as option payments.  As a result of the signing of the Exploration, Development and Mine Operating Agreement on April 3, 2007, this option payment of $750,000 and the $50,000 cash earnest money deposit paid in 2006 were recorded as sale of asset revenues.

The shares of Uranium One were recorded at April 30, 2007 at the then market price for Uranium One common shares of $15.04 per share.  The sale of all of the Uranium One shares (6,607,605 shares) at an average net sales price of $13.68 per share resulted in a loss of $8,997,600 during the nine months ended September 30, 2007 of.  Included in this net loss are commissions and a bulk discount of $2,568,800.  The balance is due to a reduction in the market price of the Uranium One shares.

Along with the sale of the Uranium One common stock, the Company sold its remaining shares of UPC common stock during the nine months ended September 30, 2007.  As a result of the sale of these 1,500,000 shares of common stock of UPC, the Company recognized a net gain of $774,700.  The Company also recorded a $95,500 loss on the sale of units of Enterra Energy Trust (“Enterra”) by one of its subsidiaries.  The sales of the shares of Uranium One, and UPC and the Enterra units resulted in a net loss from the sale of marketable securities during the nine months ended September 30, 2007 of $8,318,400.  Sales of marketable securities during the nine months ended September 30, 2006 consisted of the sale of Enterra Energy Trust units and resulted in a net loss of $860,500.

During the nine months ended September 30, 2007 the Company recorded gain based on foreign exchange rates of $430,000 and a loss of $86,600 during the quarter ended September 30, 2007.  The nine month gain was as a result of the sale of the sale of Uranium One common stock, $321,000; the receipt of additional shares of Sutter common stock in payment of debt to USECC, $109,000.

The sale of the Company’s uranium assets to Uranium One resulted in a net gain before taxes of $111,728,200 during nine months ended September 30, 2007.  (See Note 17 above)  Interest income increased by $1,643,800 and $1,026,700 during the nine and three months ended September 30, 2007 respectively over the comparative periods of the prior year.  The increase is due to larger amounts of cash invested in interest bearing accounts and securities.

During the three and nine months ended September 30, 2006 the Company recorded a gain from the sale of its investment in Pinnacle Gas Resources, Ltd. of $10,842,300.  The Company also settled a litigation expense relating to the return of the Lucky Jack property from Phelps Dodge in the amount of $7,000,000.  There were no similar revenues or expensed during the three and nine months ended September 30, 2007.

The Company recorded a minority interest in the loss of consolidated subsidiaries of $147,200 for the three months ended September 30, 2007.  This amount of minority interest in the loss of consolidated subsidiaries during the quarter came as a result of the reduction of the Company’s ownership of Crested during the quarter ended September 30, 2007.  Previously the Company’s ownership of Crested for year to date earnings had been reported at a higher ownership percentage.  The Company reported minority interest in the gain of consolidated subsidiaries for the nine months ended September 30, 2007 of $3,551,400.  The minority interest gain in consolidated subsidiaries recorded during the nine months ended September 30, 2007 was primarily the minority interest gain of $3,555,900 of Crested.  This amount was offset by a net minority loss during the nine months ended September 30, 2007 of $4,500 from two small consolidated subsidiaries.  On a consolidated basis, all previous minority interest losses of Crested that were absorbed by the Company in consolidation have been fully reinstated through September 30, 2007.

During the three and nine months ended September 30, 2006 the Company recorded losses from the valuation of derivatives and the exchange of the Enterra units.  The Enterra units were sold prior to the nine months ended September 30, 2007 so there was no similar activity during the nine months ended September 30, 2007.

The net gain of $57,227,200 during the nine months ended September 30, 2007 resulted in positive retained earnings for the Company of $16,017,000 from a accumulated deficit at December 31, 2006 of $39,101,900.

Liquidity and Capital Resources

The liquidity position of the Company is the best it has ever been during its forty year history.  At September 30, 2007, the Company had $78,095,600 in cash on hand and Government Treasury Bills.  Current assets at September 30, 2007 were $83,099,700 as compared to current liabilities of $6,005,400.  The Company therefore had working capital at September 30, 2007 of $77,094,300 and a current ratio of 13.8 to 1.

The Company reported two assets held for sale as of September 30, 2007.  Those assets were the Ticaboo town site in southern Utah in the amount of $1,819,700 and a used corporate aircraft with a net book value of $1,112,500.  The Ticaboo town site was sold on October 25, 2007 to Uranium One for $2,700,000 and the proceeds from this transaction have been placed in a 1031 exchange escrow account.  Although a firm price cannot be established as of the date of this report for the corporate aircraft, management of the Company believes that it will be sold within the next twelve months.

Current liabilities at September 30, 2007 consisted primarily of income taxes payable of $1,569,700, accounts payable of $3,367,200 and accrued compensation of $761,800.  The current portion of long term debt was $78,600.  This debt, along with the long term portion of the Company’s debt at September 30, 2007 of $228,400, result in total debt owed by the Company of $307,000.  All accounts payable at September 30, 2007 were current under the payment terms of the Company.  The accounts payable balance primarly consists of amounts due to the general contractor for capital construction expenses related to the Company’s real estate development project, Remington Village (“Remington”), in the amount of $3,129,400.

Cash and cash equivalents decreased by $10,151,900 as a result of the Company investing cash proceeds from the sale of Uranium One shares into Government Treasury Bills which are classified as marketable securities; the payment of a cash dividend, the purchase of treasury shares; the purchase of oil and gas properties; the Remington real estate development property; the purchase of a corporate aircraft and other equipment; and the payment of income taxes.  The Company held $71,274,000 in Government Treasury Bills at September 30, 2007 and considers them very liquid.  These investments are considered Marketable Securities and are not cash equivalents as they have maturity dates, from date of purchase, in excess of 90 days.

Operations and Financing Activities consumed $28,101,100 and $4,764,200 respectively during the nine months ended September 30, 2007 while Investing Activities provided $22,713,400.  Cash consumed in operations was expended on General and Administrative expenses, the payment of $15,640,300 of income tax estimates and the bonus paid to employees at the close of the Uranium One sale discussed above in Note 20.

Cash provided by investing activities came primarily as a result of the sale of uranium assets in the amount of $14,022,700; the sale of marketable securities of $92,250,700 (shares of Uranium One); the sale of property and equipment, $1,294,200; and the collection of a note receivable of $560,500 that related to a short term real estate loan during the fourth quarter of 2006.  The sale of uranium assets relates to cash received from UPC for their interest in a joint contract with the Company; a payment received from Uranium One to purchase UPC’s contract obligations to the Company and the return of bond deposits as a result of the sale of uranium assets to Uranium One.  These increases in cash from investing activities are offset by the purchase of Government Treasury Bills, $70,00,000; the purchase of unproven oil and gas properties, $2,894,100; the purchase of Remington, $6,595,200; and the purchase of property, plant and equipment, $5,586,700, which included a corporate aircraft.  The Company also purchased certain mining claims for $259,200 which were ultimately sold to Uranium One.

Cash provided by financing activities came as a result of the issuance of common stock for which the Company received $2,284,100.  The issuance of these shares was the result of the exercise of 569,952 options held by employees and 186,147 warrants held by third parties.  One of the Company’s subsidiaries, Crested, received $342,000 as the result of the exercise of 200,000 options.  During the nine months ended September 30, 2007, the Company retired $1,089,200 in long term debt which primarily related to a corporate aircraft.  The Company also used $2,108,300 to pay a $0.10 per share dividend during the nine months and quarter ended September 30, 2007. The payment of this dividend was a one time dividend and it is not known when or if another dividend will be paid.  Under the terms of a stock buy back program the Company purchased 228,000 shares of its common stock during the three months ended September 30, 2007 for a net purchase price of $1,047,300.  The Company was required by the commercial bank providing the construction financing for Remington to deposit $4,725,000 in an interest bearing account as additional collateral for the construction loan.  Upon the retirement of the construction loan the deposit will be returned to the Company.

Capital Resources

Kobex Resources Ltd. Agreement

On April 3, 2007, the Company signed a formal Exploration, Development and Mine Operating Agreement providing Kobex an option to acquire up to a 50% interest in the Lucky Jack molybdenum property.  Prior to Kobex expending $15 million it will not own an interest in the Lucky Jack property.  At such time as Kobex sends $15 million it will own a 15% interest and after it expends a total of $50 million it will own a 50% interest in the Lucky Jack property.  In the event that Kobex is able to deliver a bankable feasibility study on the Lucky Jack property prior to spending the $50 million it can pay the reminder of the $50 million directly to the Company to obtain its 50% interest.  As a result of the Kobex agreement, it is not anticipated that any of the Company’s cash reserves will be consumed in permitting, development and maintenance of the property during the balance of 2007 and into the near term.  As of September 30, 2007, Kobex had expended $5,435,300 on the project.

The principal financial benefit to be realized in 2007 and thereafter by the Company (if Kobex meets its contractual obligations) is that Kobex will fund substantially all costs and expenses which otherwise would have to be funded by the Company (including paying for the water treatment plant, obtain necessary permits, and have a bankable feasibility study prepared in advance of mining the property).  In addition to the payment of operating, permitting and development costs, the contract also calls for option payments in the aggregate amount of $3,950,000 payable to the Company over five years payable in either cash or common shares of Kobex.  These option payments began in 2007 and continue through December 2011.  The first payment of $750,000 in Kobex common stock was made on May 23, 2007.

Cash on Hand

As discussed above, the Company has monetized certain of its assets which have provided significant amounts of cash that will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties as well as further real estate acquisitions and developments.  The Company has invested its cash surplus in interest bearing accounts and U.S. Government Treasury Bills which will provide working capital to fund the Company’s projects.

Commercial Bank Line of Credit

The Company has a line of credit with a commercial bank in the amount of $5,000,000.  The full line of credit was available to the Company at the time of this report.  The line of credit has a variable interest rate which is tied to a national market rate.  At the time of signing the line of credit, the rate of interest per annum was 7.75%.  The line of credit is available until October 1, 2008 at which time it may be renewed depending on the financial strength and needs of the Company.  The Company has pledged its corporate headquarters and one of its corporate aircraft as collateral for the line of credit.

Other

Due to the current levels of the market prices for gold and molybdenum, management of the Company believes that sufficient capital will be available to develop its mineral properties from strategic industry partners, debt financing, cash on hand, and the sale of equity or a combination thereof.

Capital Requirements

The Company believes that the current market prices for gold and molybdenum are at levels that warrant further exploration and development of the Company’s mineral properties.  The successful development and production of these properties could enhance the liquidity and financial position of the Company.  It is not possible to predict the future price of minerals and the ultimate economic liability of our projects.

The direct capital requirements of the Company during the fourth quarter of 2007 are its general and administrative costs, the balance of a $1,000,000 letter of credit to Sutter (see note 16 above), development of the Company’s interest in recently acquired oil and gas properties, the development of the Remington property, a stock buyback program, and the potential purchase of other assets.

Lucky Jack Molybdenum Property

As a result of the Exploration, Development and Mine Operating agreement entered into on April 3, 2007 with Kobex, it is not anticipated that the Company will have to expend its capital resources on the Lucky Jack project during the balance of 2007.  Budgeted cash outlays by the Company to fund operations at Lucky Jack are reimbursed by Kobex.  At September 30, 2007, Kobex owed the Company $781,500.  Kobex has paid all the amounts due to the Company within 30 days of being invoiced and at the time of this report is current on its obligations to the Company.  There have been no billing or operation disputes between Kobex and the Company.

Oil and Gas Development

The Company signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  The Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that could be drilled over the next three to five years.  Through September 30, 2007, $2,894,100 had been paid under the agreement.  Two prospects have already been leased, and exploration and development activities are expected to commence in the first quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

Sutter Gold Mining Inc.  Properties

The Company and has agreed to provide Sutter with a $1,000,000 credit facility at 12% interest for a term of two years.  The credit facility will be able to be drawn down over time in $50,000 increments and is repayable at the option of the Company either in cash or common stock of Sutter.  The grant of the line of credit was subject to the approval of the TSX for the issuance of 7,621,868 shares of Sutter’s common stock to repay the Company and Crested for an existing $2,025,700 in debt as of December 31, 2006.  Approval of the issuance of the shares was received on May 4, 2007 at which time the credit facility became available to Sutter.  As of September 30, 2007, the Company had extended $363,500 to Sutter under the credit facility.  The balance under the line of credit to Sutter as of September 30, 2007 was $636,500.  The Company may elect, at its sole option, to receive payment of the line of credit in cash, common stock of Sutter or by the return of the Company’s and Crested’s common stock that Sutter owns.  Management of the Company does not anticipate extending any further credit to Sutter.  To fund its additional development and capital infrastructure commitments, Sutter will have to locate an industry partner, sell a portion or all of its position in the gold properties or seek equity or commercial financing.

Real Estate

On January 8, 2007, the Company, through its wholly owned limited liability company, Remington Village, LLC, signed a Contract to Buy and Sell Real Estate to purchase approximately 10.15 acres of land located in Gillette, Wyoming for $1,247,700.  The Company closed on the property on May 10, 2007.  The Company also signed a Development Agreement with P.E.G. Development, LLC to obtain the entitlements and oversee the development of the property.  Total land purchase and construction costs is estimated to be $26.1 million.  At September 30, 2007 the Company had expended $6,595,200 on the project.

On August 31, 2007 the Company obtained construction financing from a commercial bank in the amount of $18.5 million.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  The Company can make a one time extension election under the terms of the promissory note to extend the due date to September 1, 2009.  Collateral for the promissory note is the Remington property, a guarantee by USE and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account, that is to be released to the Company upon obtaining permanent financing.

The equity contribution by the Company for the construction loan is $7.5 million or approximately 29% of the total build cost.  At the closing of the construction financing the Company received an equity credit on the property for previously paid costs of $3.0 million and was required to place $4.5 million in escrow with the commercial bank.  At September 30, 2007, a total of $981,700 had been drawn from this account.  During September 2007, the Company had $3,129,400 recorded as an accounts payable relating to the construction of Remington.  Under the terms of the USECC Joint Venture, Crested will be responsible to USE for one-half of all development expense.

Reclamation Costs

At the close of the sale of the uranium properties to Uranium One, all asset retirement obligations relating to those assets were transferred to Uranium One.  With the relief of those obligations, the Company only has obligations relating to the Sutter and Lucky Jack properties.

The asset retirement obligation for Sutter at September 30, 2007 is $23,500 which is covered by a cash bond.  It is not anticipated that any cash resources will be used for asset retirement obligations at Sutter during the year ending December 31, 2007.

The asset retirement obligation for the Lucky Jack molybdenum property at September 30, 2007 is $108,100.  It is not anticipated that this reclamation work will occur in the near term.

Equity Transactions

Stock Buy Back Program.  The Board of Directors of the Company approved a share buy back program for up to $5 million in common stock.  The buy back program became effective June 22, 2007, is being administered exclusively through an individual brokerage firm and is subject to blackout periods.  Through September 30, 2007, the Company had repurchased 228,000 shares of its common stock for $1,047,300 leaving an additional $3,952,700 for the purchase of shares of the Company under the plan.

Other

The Company is evaluating several mineral and real estate projects in which it may invest.  Additionally, the Company is researching several other opportunities to deploy its capital outside of the minerals business.  At September 30, 2007 none of these acquisition targets had advanced past the evaluation stage.

Contractual Obligations

Contractual obligations at September 30, 2007 consist of debt to third parties of $307,000 and asset retirement obligations of $131,300.  The debt will be paid over a period of five years and the asset retirement obligations will be satisfied during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$307,000	$78,600	$228,000	$400	-

Other long-term liabilities	131,300	-	-	-	131,300
Totals	$438,300	$78,600	$228,000	$400	$131,300

Critical Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company and subsidiaries at September 30, 2007 include the accounts of the Company, the accounts of its majority-owned or controlled subsidiaries, Crested (70.1%), USECC Joint Venture ("USECC"), a consolidated joint venture which is equally owned by the Company and Crested, through which the bulk of their operations are conducted Sutter (54.4%), and Plateau (100%).  During the quarter ended September 30, 2007, Four Nines Gold, Inc. ("FNG") (50.9%) and Yellow Stone Fuels, Inc. (“YSFI”) (35.9%) were dissolved.  These subsidiary or controlled companies were previously consolidated.  The Company’s ownership of FNG and YSFI prior to dissolution was 50.9% and 35.9%, respectively.

Investments in joint ventures and 20% to 50% owned companies are accounted for using the equity method.  Because of management control and debt to the Company which may be converted to equity, investments of less than 20% are accounted for by the cost method.  All material inter-company profits, transactions and balances have been eliminated.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its operating cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  The Company invests its non operating cash in Federal Treasury Bills.  At September 30, 2007, the Company had its cash and cash equivalents with several financial institutions.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts and Notes Receivable - The majority of the Company's accounts receivable are due from industry partners for work related to its Lucky Jack project which the Company has paid, real estate rentals and management fees.  The Company determines any required allowance by considering a number of factors including length of time trade accounts receivable are past due and the Company's previous loss history.  The Company provides allowances for account and note receivable balances when they become uncollectible, and payments subsequently received on such receivables and notes are credited to the allowance for doubtful accounts.  At September 30, 2007 there was no provision for doubtful accounts.

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

Mineral Claims and Oil and Gas Properties - We follow the full cost method of accounting for all mineral properties.  Accordingly, all costs associated with acquisition, development and capital equipment as well as construction of plant relating to mineral properties are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.  All associated general and administrative as well as exploration costs and expenses associated with mineral properties are expensed when incurred.

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

The Company has classified Ticaboo as a current asset, Real Estate Held for Sale.  The carrying value of $1.8 million represents the cost basis of the asset after the re-acquisition and the write off of the corresponding note receivable.  Ticaboo is under contract to be sold to Uranium One and management has made the determination that it is more likely than not that the property will be sold during the fourth quarter of 2007.  Please see Note 23 above.

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

Our real estate investment in multi-family housing is subject to market changes in the housing industry as well as market prices for natural gas and coal.  As the multi-family housing project currently under construction is not yet complete, an assessment of the significance of the market risk for rental properties and minerals cannot be assessed at September 30, 2007.  It is projected that the property will begin to be occupied during the first quarter of 2008 and completed during the fourth quarter of 2008.  At that time, the market risk for rental properties as well as the forecast for natural gas and coal production will be analyzed to determine if there will be an impact on the value of the constructed multi-family housing.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Material legal proceedings pending at September 30, 2007, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below.  The status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.  Except for matters involving water rights, the Company and Crested are not parties to any pending legal proceeding.  SGMI is defending a quite title action to which the Company and Crested are not parties.

Water Rights Litigation – Lucky Jack Molybdenum Property

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

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037.  These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  These cases are pending, and the Company is awaiting proposed decrees from Applicant Spann Ranches, Inc. for consideration.

2.
Concerning the Application for Water Rights of the Town of Crested Butte,Case No. 02CW63.  This case involved an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and USECC reached a settlement and signed a Stipulation to protect USECC’s water rights pursuant to a proposed final decree.  This Stipulation has been signed by the Water Referee and was approved by the Water Court on September 5, 2007.  This case is now closed.

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

4.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  On August 3, 2007, the Parties signed a Stipulation recognizing USECC and most other Opposers position is that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This Stipulation has been submitted to the Water Court for approval.  USECC’s water rights will be protected by this Stipulation and there is no need for USECC to be an active participant in future proceedings in this case, which will involve quantification of the in-stream flows claimed the United States of America for the Black Canyon Park.

Sutter Gold Mining Inc. - Quiet Title Litigation

In 2004, USECC Gold Limited Liability Company (a predecessor of Sutter) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project.  All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) has defaulted.  Plaintiff and the remaining defendant continue to have settlement discussions.  If a settlement is not reached, a trial on this mater is tentatively scheduled for November, 2007.

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

Risks Associated with Entry into New Areas of Business. The Company is entering into the multifamily housing business which has risks associated with it relating to a future decline in available renters and fluctuations in the local real estate market as well as local employment which is tied to the market price for natural gas and coal.  As the multifamily housing unit has not yet been built, and a down turn in the real estate market in Gillette, Wyoming is not foreseen, management believes that the risk during the construction and initial occupation phase of the project will not have a material impact on the Company’s financial statements.  However, significant risk from a cash flow (and therefore debt service) perspective may develop in this sector after the initial occupation phase is completed, depending on occupancy and rent rates.

The Company is re-entering the oil and gas exploration business as of September 30, 2007.  The cost of drilling, availability of take away capacity and oil and gas prices are risks that the Company will be exposed to.  At the time of the filing of this report the Company is not able to assess the risk due to the early stage of the project.

  Possible Need for Added Capital. Historically, working capital needs have been primarily met from receipt of funds from liquidating investments, selling partial interests in mineral properties and selling equity.  Although the Company received significant cash proceeds from the sale of the uranium properties in April 2007, and has received additional cash from selling the Uranium One shares, the development and production of mineral properties is very capital intensive.  The Luck Jack Property will take significant amounts of capital to place it into production.  We may seek equity and/or debt financing for this purpose, which may result in dilution to current shareholders.

  No recurring business revenues and uncertainties associated with transaction-based revenues. Presently the Company does not have an operating business with recurring revenues.  Receipt of funds from selling interests in mineral properties, or liquidating investments in mineral properties (or the subsidiaries which hold properties) is unpredictable as to timing, structure, and profitability.  For example, we began activities in the coalbed methane sector in 1999 by starting up RMG.  RMG used, rather than provided, capital until it was sold to Enterra Energy Trust in June 2005.  In 2003, we acquired stock in Pinnacle by RMG’s contribution of properties into Pinnacle, but we did not realize a return on the transaction until September 2006.

Working capital on hand is expected to be sufficient to fund general and administrative expenses, and conduct exploration and a limited amount of development work on the mineral properties as well as other business ventures we are pursuing, including multifamily housing.  Although the Company currently has working capital, it will need to continue to seek funding from industry partners or sell equity or debt to develop all the projects.  Also, it is anticipated the necessary capital for developing the Lucky Jack Molybdenum Property will be available through Kobex to obtain mining and other permits, further delineate the mineral resources underground, and plan the mining and processing operation.  However, additional capital (the costs of which would be shared by the Company and Kobex) will be necessary to put the property into production.

The interest retained by the Company in the Lucky Jack molybdenum property is not expected to generate recurring revenues for several years. In addition, the mine plan of Phelps Dodge Corporation (from whom we received the property) and its predecessor companies encountered opposition from local and environmental groups, as well as municipal and county government agencies.  That opposition will likely continue, and may result in unexpected delays and increased costs to get a new mine plan approved.

Uncertainties in the value of the mineral properties. While we believe that the mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

The profitable mining and processing of gold by SGMI will also depend on many factors, including: receipt of permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold, and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

The Lucky Jack Property has been analyzed and explored by its prior owners.  This data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations.  Obtaining mining and other permits to begin mining the molybdenum property may be difficult, even with the assistance of Kobex.  Capital requirements for a molybdenum mining operation will be substantial.

We have not yet obtained final feasibility studies on any of the mineral properties.  These studies would establish the potential economic viability of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills, the cost of capital, and other factors.  Feasibility studies can take many months to complete.  These studies are conducted by professional third-party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (i.e., amounts of minerals in sufficient grades that can be extracted profitably under current commodity pricing assumptions and estimated for development and operating costs).  A feasibility study usually, but not always, must be completed in order to raise the substantial capital needed to put a mineral property into production.  We have not established any reserves (i.e., economic deposits of mineralized materials) on any of its properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

  Compliance with environmental regulations may be costly.  Our business is regulated by government agencies.  Permits are required to explore for minerals, operate mines and build and operate processing plants.  The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues.  If the economics of a project cannot withstand the cost of complying with changed regulations, the Company might decide not to move forward with the project.

We must comply with numerous environmental regulations on a continuous basis, to comply with United States environmental laws, including the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act (“RCRA”).  For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities.  Additional monitoring and reporting is required by state and local regulatory agencies.  The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states (for examples, California for SGMI’s gold property and Colorado for the Lucky Jack project) impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.  Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved.  Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

We depend on key personnel.  We have a very limited staff and executive group.  These persons are knowledgeable of our mineral properties and have experience in dealing with the exploration of mineral properties as well as the financing of them.  The loss of key employees would adversely impact our business, as finding replacements is difficult as a result of competition for experienced personnel in the minerals industry.

  We will seek additional business activities.  Our interests in SGMI and the Lucky Jack Property are the primary mineral properties owned by us (indirect in the case of SGMI) after the sale of the uranium assets to Uranium One.  We intend to acquire other mineral interests, and pursue other business activities such as real estate development and oil and gas exploration.  Other than real estate investment opportunities and a contract to explore for gas and oil with a major industry partner, we don’t currently have any agreements in place for other business opportunities.

We may be classified as an inadvertent investment company.  We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Federal Investment Company Act of 1940, a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items).

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

Proposed Federal Legislation

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law, including as recently as in 2007.  If these proposed revisions were enacted, payment of royalties on production of minerals from federal lands could be required as well as additional procedural measures, new requirements for reclamation of mined land, and other environmental control measures.  The effect of any revision of the General Mining Law on operations cannot be determined until enactment, however, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

ITEM 2.  Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company issued 1,502,214 shares of common stock and released 292,740 previously forfeitable shares of its common stock.  Issued shares consist of 3,812 shares issued to independent directors, 42,500 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, 977,015 net shares issued as a result of the exercise of employee options, 186,147 shares as the result of the exercise of warrants.  292,740 previously forfeitable shares were released due to the retirement of an officer and a vote by the shareholders on June 22, 2007 to release all remaining forfeitable shares.  An additional 4,800 forfeitable shares were cancelled due to the cessation of employment of an employee prior to his retirement, disability or death.

The 2001 Incentive Stock Ownership Plan allows employees to exercise options by surrendering shares he or she owns for the exercise of options.  Employees exercised a total of 1,259,542 options by surrendering 282,527 shares they owned which resulted in the issuance of 689,590 shares of stock or a net amount of 407,063 shares being issued from the exercise of options through the surrender of owned shares.  Employees and the estate of a deceased officer also exercised 569,952 options by paying $1,646,100.

On June 22, 2007 the Board of Directors of the Company approved a share buy back program for up to $5 million in common stock.  The following table sets forth the activity under the stock buy back plan during the quarter ended September 30, 2007:

	Number	Average	Total shares	Maximum
	of shares	per share	purchased	value of shares
Period	purchased	price	under plan	to be purchased
July 1, through July 31, 2007	-	$-	-	$5,000,000

August 1, through August 31, 2007	100,000	$4.70	100,000	$4,530,000

September 1, through September 30, 2007	128,000	$4.51	228,000	$3,952,700

Totals	228,000	$4.54

On July 27, 2007 the Compensation Committee of the Company granted 1,558,000 stock options to employees and officers of the Company under the 2001 ISOP.  These options vest over three (358,000) and five years (1,200,000) and are exercisable at the closing price on July 27, 2007 or $4.97 per share.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Shareholders

None

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed three reports on Form 8-K for the quarter ended September 30, 2007. The events reported were as follows:

	1.	The report filed on July 5, 2007, under Item 8.01 referenced the cash dividend, stock buy back program and Exploration and Area of Mutual Interest Agreement.

	2.	The report filed on July 30, 2007, under Item 8.01 referenced final sale of sxr Uranium One stock.

	3.	The report filed on August 6, 2007, under Item 1.01 referenced the First Amendment to Plan and Agreement of Merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: November 13, 2007	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: November 13, 2007	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer