Form 10-K
period 2007-12-31
US ENERGY CORP
filed 2008-03-13
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number 000-6814

U.S. ENERGY CORP.
(Exact Name of Company as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

877 North 8th West, Riverton, WY	82501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(307) 856-9271

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☐   NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐   NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐       Accelerated filer  ☑       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐   NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007)  $101,495,600.

Class	Outstanding at March 13, 2008
Common stock, $.01 par value	24,064,191 Shares

Documents incorporated by reference:   None.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical fact are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about possible exploration, development and operation of our molybdenum and oil and gas properties; the disclosures about Sutter Gold Mining Inc. (“SGMI”), formerly Globemin Resources Inc., and plans for its gold properties in California and Mexico; and future business plans.  Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

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

DISCLOSURE REGARDING MINERAL RESOURCES UNDER SEC AND
CANADIAN REGULATIONS

U.S. Energy Corp. (“USE” or the “Company”) has entered into agreements with Kobex Resources Ltd. (“Kobex”), and Sutter Gold Mining, Inc. (“SGMI,” a majority-owned subsidiary of USE).  Kobex and SGMI are traded on the TSX-V and are subject to the reporting requirements of Canadian securities regulatory authorities.

From time to time, SGMI and Kobex make public disclosures in compliance with National Instrument (“NI”) 43-101, “Standards of Disclosure for Mineral Properties.”  NI 43-101 establishes procedures and standards for determining the existence of, and the reporting of, Mineral Resources and Mineral Reserves.  Mineral Resources are classified in ascending categories of geological confidence, as Inferred, Indicated, and Measured.  Each definition relates to a resource that is determined to be of “such a grade or quality that it has reasonable prospects for economic extraction.”  Mineral Reserves are classified as Proven or Probable.

The U.S. Securities and Exchange Commission (“SEC”) allows public disclosure of the extent and grade of mineral deposits, and also, under SEC Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, of Proven (Measured) Reserves and Probable (Indicated) Reserves”.  In contrast to NI 43-101, the SEC does not allow public disclosure of Inferred, Indicated, or Measured Resources.  In addition, there are some significant differences in the standards allowed, and the procedures required to be followed by the SEC for public disclosure of the SEC’s Proven (Measured) Reserves and Probable (Indicated) Reserves, as compared to NI 43-101 for Proven and Probable Mineral Reserves.

United States residents who obtain information about our molybdenum property, and about SGMI’s gold properties, which are reported upon by Kobex and SGMI to the TSX-V in accordance with NI 43-101, are cautioned that such information may be materially different from what would be permitted under SEC rules for United States companies.

PART I
ITEM 1.  BUSINESS
GENERAL

U.S. Energy Corp. (“USE” or the “Company”), a Wyoming corporation organized in 1966, acquires and develops energy-related and other mineral properties.  In 2008, we expect to participate as a working interest owner with an independent petroleum company in a number of exploratory oil and gas wells in the Gulf Coast region.  In 2007, we began building multifamily housing units in Gillette, Wyoming, and anticipate building additional units in other communities in the Rocky Mountain region which are experiencing housing shortages.  As of December 31, 2007, no revenues had been reported from the oil and gas or multifamily housing activities.  Management expects that the multifamily housing business will provide cash flows in the future but plans to concentrate primarily on the mineral sector.

Principal executive offices are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271.  SGMI has an office in Sutter Creek, California and Vancouver, B.C., Canada.

Our website is www.usnrg.com.  We make available on this website, through a direct link to Securities and Exchange Commission’s website at http://www.sec.gov, free of charge, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; proxy statements; and Forms 3, 4 and 5 for stock ownership by directors and executive officers.  You may also find information related to our corporate governance, board committees and company code of ethics at our website.

Minerals.

Mining.  USE currently owns 100% of a world-class molybdenum property in Colorado (the “Lucky Jack” molybdenum property), a royalty interest in uranium claims on Green Mountain, Wyoming and has an option to acquire miscellaneous uranium properties.  In 2007, we sold all of our other uranium properties and the commercial real estate associated with the Utah uranium properties to Uranium One Ltd. (“Uranium One”).  After closing the Uranium One transaction, we entered into two option agreements to purchase 21,435 acres of mining leases by paying an option payment of $31,100.  To purchase the leases, we will have to pay an additional $105,000 before November 7, 2008.  The uranium leases are located in Utah and are subject to an Area of Mutual Interest (“AMI”) delineated in the Uranium One transaction.  Uranium One has waived their rights under the AMI in regard to these leases.

We are seeking to acquire undeveloped and/or developed mineral properties, with a view to operate, sell, lease and/or joint venture the properties with industry partners.  We are also seeking to acquire companies in the minerals and oil and gas business.  In the past, USE conducted most of its business in a joint venture with its subsidiary Crested Corp. (“Crested”) , and often organized (with Crested) subsidiary companies to hold properties, thus allowing the opportunity to raise project capital without direct dilution to USE or Crested shareholders.  Except for SGMI and Remington Village, LLC, all operating subsidiaries have been acquired (Crested by merger into USE in 2007), sold (Rocky Mountain Gas, Inc. to Enterra Energy Trust in 2005), or dissolved.

Our strategy is to demonstrate prospective value in mineral properties sufficient to support substantial investments by financial institutions and/or industry partners, then bring in long term development expertise to develop and produce the properties.  Alternatively, we might sell a property outright.  The determinants in this strategy are the quantity and quality of the minerals in the ground, environmental and permitting requirements associated therewith, and commodity prices.  Although most mineral commodities are currently at or in excess of historical high prices, viable properties may be acquired if our financial reward is worth the risk.

To demonstrate value to a prospective partner or institution, we may commission a feasibility study on a mineral property.  In some instances, however, we may be able to raise capital or bring an industry partner into a project without having a study prepared.

Oil and Gas Exploration.  We have an agreement with an independent oil and gas exploration and production company and expect to participate as a 20% working interest owner in a number of exploration wells in the Gulf Coast region of the United States in 2008.  Initial wells are expected to be drilled in the second and third quarters 2008.  We are evaluating opportunities with other companies in this industry.

Energy Sector Housing.

The energy sector is undergoing expansion in the Rocky Mountain region, which is creating opportunities for new multifamily housing in select areas.  We are building a mid-size multifamily apartment complex in Gillette (Campbell County), Wyoming, which is expected to be completed in fourth quarter 2008.  As of the date of this report, we have received occupancy permits for two of the nine buildings and they are fully occupied.  All-in land and construction cost is estimated at $26 million.  At mid-March 2008, the entire project is about 60% finished.  We also own a small undeveloped parcel of land in Riverton, Wyoming (adjacent to our corporate headquarters) which was purchased in December 2007.  Plans for this property are under review.  We are also evaluating other opportunities for potential development.

Corporate Developments in 2007.

Crested Corp. Merger into U.S. Energy Corp.  Until November 27, 2007, Crested was a majority-owned subsidiary of USE.  At a special meeting of shareholders of Crested held on November 26, 2007, a majority of the minority shareholders of Crested voted to approve the January 23, 2007 (as amended on July 31, 2007) Agreement and Plan of Merger for the merger of Crested into USE.  Immediately following receipt of such approval, USE (and those of its affiliates that owned Crested stock) voted their Crested shares in favor of the agreement.

The merger was completed on November 27, 2007, and Crested was merged into USE pursuant to Colorado and Wyoming law.  Crested has ceased to exist and all outstanding shares of Crested have been converted into the right to receive USE shares.  In accordance with the agreement, and USE’s effective Form S-4 registration statement for the transaction, USE is issuing 2,876,188 shares of common stock plus 55 shares for fractional share rounding to all former shareholders of Crested (except USE), on an exchange ratio of 1 USE share for every 2 Crested shares.  These shares are deemed issued and outstanding as of December 31, 2007.

In connection with the merger transaction, Navigant Capital Advisors, LLC acted as financial advisor to the special committee of the USE board of directors, and Neidiger Tucker Bruner Inc. acted as financial advisor to the special committee of the Crested board of directors.  These firms delivered opinions to USE and Crested, to the effects that the exchange ratio was fair to the USE shareholders, and to the Crested minority shareholders, respectively.

Because most of USE’s business was conducted together with Crested (usually through a joint venture arrangement) until the merger was closed, you will see some historical references to Crested in this Annual Report.  Generally, however, references to our past business in this Annual Report are made in USE’s name alone, since USE acquired all of Crested’s interests in ongoing business activities in late 2007.

Sale of Uranium Assets.  On April 30, 2007, USE and its then majority-owned subsidiary Crested, and certain of their private subsidiary companies, sold their uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “UUU”), and certain of its private subsidiary companies.

The assets sold were the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah (and geological data information related to the sold claims), and USE’s and Crested’s contractual rights with Uranium Power Corp. (“UPC”), to subsidiaries of Uranium One, for (a) $6,602,700 cash and 6,607,605 Uranium One common shares (all later sold in 2007 for $90,724,000 cash); and (b) Uranium One’s assumption of certain specific liabilities associated with the sold assets, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain (Wyoming) properties.  USE’s and Crested’s cash bonds were released and the cash was returned by the regulatory authorities to USE and Crested in 2007.  Crested’s share of the sale proceeds and the returned bond cash, which were still held by Crested when it merged into USE in November 2007, were thereby acquired by USE, and any future payments to which Crested would have been entitled will be paid to USE.

Pursuant to the APA, USE may also receive from Uranium One in the future:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the claims sold to Uranium One on April 30, 2007 to a commercial mill (excluding existing ore stockpiles on the properties).

•
From and after commercial production occurs at the Shootaring Canyon Mill, a production payment royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable.  If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

USE holds a 4% net profits interest on unpatented claims on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming.  This interest was not sold to Uranium One.

Uranium One has the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by USE within a five mile area of mutual interest surrounding each of the sold properties.

Subsequent Sale of Commercial Property to Uranium One.  On October 29, 2007, Uranium One purchased the Ticaboo commercial property associated with uranium assets sold to Uranium One in a transaction separate from the April 2007 APA, for $2,700,000.  The Company received $2,635,400 and recorded a net profit of $472,300 on the sale.  The property included a motel, restaurant/lounge, convenience store and a boat storage/service facility, a 149-unit mobile home park, a single-family residential subdivision with 98 lots and an RV park.

Industry Segments/Principal Products

The Company had one operating segment during the twelve months ended December 31, 2007, commercial real estate operations which were managed by a third party.  The Company did continue to maintain mineral and commercial assets on either a stand by or leased out basis, but minimal revenues were generated from these operations.  The uranium mineral assets and associated commercial assets were sold in 2007.

Non-operating segments and principal activities at December 31, 2007 were:

Minerals:  The Company is primarily involved in the acquisition of mineral properties, the exploration and development of those properties, and from time to time the sale and lease of mineral-bearing properties and production and/or marketing of minerals.  The Company currently owns an undeveloped molybdenum property and an interest in a gold property through its subsidiary, SGMI.  In 2007, the Company acquired minority working interests in oil and gas prospects in the U.S. Gulf Coast region, upon which drilling is expected to start in the second quarter of 2008.  Interests in additional prospects may be acquired in 2008 and beyond.

Real Estate:  In 2007, we started the construction of an apartment complex in Gillette, Wyoming; similar projects may be started in 2008 (and thereafter if fundable out of cash flow from the 2007 and 2008 projects – See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).  The project under construction is held by Remington Village, LLC. (“Remington”), a 100% owned subsidiary of USE. USE also holds 13.84 undeveloped acres in Riverton, Wyoming (adjacent to our corporate headquarters) which may be developed in the future.  No revenues were recognized from real estate activities in 2007.

Minerals – Molybdenum (Inactive and Permitting)

On February 28, 2006, the Company re-acquired the Lucky Jack molybdenum property, (formerly the Mount Emmons molybdenum property), located near Crested Butte, Colorado.  The property was returned to the Company by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. (“Amax”).  The Lucky Jack property includes 25 patented mining claims and approximately 520 unpatented mining and or mill site claims, which together approximate 5,400 acres.  For further information on the Lucky Jack molybdenum property see PART I, ITEM 2, PROPERTY / Molybdenum of this Annual Report.

In light of increased molybdic oxide prices, the Company has decided to pursue permitting and development of the Lucky Jack molybdenum property.  Development of the property for mining will require extensive capital and long term planning and permitting activities.  Capital through equity financing and/or a joint venture or other arrangement will need to be obtained to bring the property into production.

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

Molybdenum price experienced continued stability during 2007.  Production increases were experienced in by-product copper production and primary production.  Production in China remains difficult to estimate; however, based on published reports, production was negatively impacted in several molybdenum producing regions due to safety concerns and operational issues.  Although more stable, the tight supply of western, high-quality materials continued through the year.  It is believed that the overall market remained in slight deficit during 2007 due to demand continuing to outpace supply.

Annual Metal Week Dealer Oxide mean prices averaged $30.65 in 2007 ($25.55 in 2006 and $32.94 in 2005).  Continued strong demand has outpaced supply over the past several years (deficit market conditions) and has reduced inventory levels throughout the industry.

• Kobex Resources Ltd. Agreement for the Lucky Jack Molybdenum Property

On October 6, 2006, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) signed an agreement providing Kobex an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company at the Lucky Jack molybdenum property.  The agreement was amended on December 7, 2006, with an effective date of December 5, 2006.

The total cost to Kobex over an estimated period of five years to exercise the full option will be $50 million in option payments and property expenditures including the costs to prepare a bankable feasibility study plus a cash differential payment if this total is less than $50 million.

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

(1)
Any shortfall in expenditures may be paid direct, in cash.  Except for the initial payment of $3,500,000 in expenditures by March 31, 2008 (which is a firm commitment of Kobex).  At December 31, 2007, Kobex had expended $7.7 million on the project which satisfies their commitment through December 31, 2007 and part of 2008.  If any expenditures amount is not fulfilled and/or option payment is not made by 90 days after the due date, the agreement will be deemed to have been terminated by Kobex.  However, if Kobex fails to incur an expenditures amount and/or does not make an option payment after the date when Kobex has earned a 15% interest, USE will replace Kobex as manager of the property.

(2)
Expenditures include (but are not limited to) holding and permitting costs for the Property; geological, geophysical, metallurgical, and related work; salaries and wages; and water treatment plant capital and operating costs.  As of December 31, 2007, Kobex had expended $7.7 million for its payments to USE and work performed on the property.

(3)	At Kobex’s election, option payments may be made in cash or Kobex common stock at market price on issue date. Kobex may accelerate these payments in advance of the scheduled dates.

(4)
The agreement was approved by the TSX-V on May 23, 2007, and Kobex made the first option payment (US$750,000) by issuing 285,632 shares of Kobex common stock to USE, valued at the stock market price on May 22, 2007.  Subsequently in 2007, this number of shares has been reduced to 269,932 shares for USE paying its share of a broker’s fee (see below).

(5)	For this period, Kobex may reduce the option payment by $700,000 by increasing expenditures by that amount, or apportioning the $700,000 between the option payment and expenditures.

Bankable Feasibility Study

Kobex is required to deliver a bankable feasibility study (the “BFS”) for the Lucky Jack property (including confirmation of advance permitting or issuance of a mining permit).  If option payments and expenditures, plus the costs to prepare the BFS, total $50 million before the BFS is completed and delivered to USE, Kobex and USE jointly (50% each) shall fund completion of the BFS.

If option payments and expenditures are less than $50 million, then, in order to fully exercise the option to acquire an aggregate 50% interest in the Lucky Jack property, Kobex shall pay USE the difference between $50 million, and the option payments plus expenditures plus the costs to prepare and complete the BFS.  This amount is the “study cash difference.”  If the BFS is not completed by December 31, 2016, Kobex’s interest will revert to 15% and USE will assume operatorship of the Lucky Jack property.

Exercise of the Option

The option is exercisable in two stages.  The “option period” is the time between April 3, 2007, and that date when Kobex has earned the additional 35% interest.

First Stage:  When Kobex has incurred an initial $15 million in expenditures, Kobex shall have earned a 15% interest in the Lucky Jack property.

Second Stage:  If Kobex completes the remaining option payments and expenditures and delivers the BFS (and pays the study cash difference, if applicable), Kobex shall have earned an additional 35% interest (for a total of 50%).  This date will be the “50% option exercise date.”

Exercise of Option.  On the 50% option exercise date, Kobex may either (i) elect to form a joint venture with USE (50% interest each); or (ii) four months after such date, offer USE an election to form the joint venture and have Kobex arrange all future financing for all operations on the Lucky Jack property, for an additional 15% interest to Kobex (for a total 65% interest in the joint venture); or (iii) offer USE an election to have Kobex acquire all the outstanding securities of an entity formed by USE to hold its joint venture interest, for Kobex stock, with the purchase price determined by negotiation or an independent valuator. If option (iii) is elected by USE, the total number of Kobex shares issued to USE shall not be greater than 50% of the issued and outstanding shares of Kobex at the time the election is completed.

Throughout the option period, Kobex shall be the manager of all programs on the property, and its activities shall be subject to the direction and control of a management committee.  The management committee shall have four members (two each from USE and Kobex); in the event of a tie, the Kobex members shall have the casting vote.  A technical committee, also with two members from each party, shall provide technical assistance to the management committee.

The Joint Venture

After the 50% option exercise date, a joint venture (the “Lucky Jack Joint Venture”) shall be deemed formed between USE and Kobex, to hold and explore the Lucky Jack property; if feasible, develop a mine on the property; and for so long as feasible, operate the mine and produce minerals from the property.  USE and Kobex each shall have a 50% interest in the joint venture and shall be obligated to contribute funds to adopted programs and budgets in proportion to their interests.

When the joint venture is formed, Kobex will be the manager, subject to the direction and control of a management committee (which may be the same as the management committee during the option period).

Broker’s Fee

Kobex has agreed to pay a Cdn$463,700 broker’s fee in connection with the agreement, of which USE is responsible for 50% (Cdn$231,900).  The initial payment by Kobex in 2007 was Cdn$348,700; USE’s portion was Cdn$174,400, of which it reimbursed (in 2007) 50% to Kobex by returning to Kobex 17,700 of the Kobex shares paid on the first option installment.  The remainder of the initial payment will be reimbursed to Kobex by USE in March 2008, in cash if Kobex pays the option installment then due in cash, or as a reduction in the number of Kobex’s shares, if Kobex pays the option in stock.  The balance of the total fee (Cdn$115,000) is to be paid by annual installments of Cdn$28,700 on December 31, 2008 through 2011 (assuming the Kobex-USE agreement still is in effect at each date).  USE’s portion will be Cdn$14,400 annually.

Continuing Royalty held by USE

USE will continue to retain a 6% gross overriding royalty on production from the Lucky Jack property, under the Amended and Restated Royalty Deeds and Agreement dated May 29, 1987 between USE, Crested, and Mt. Emmons Mining Company.  USE’s 6% royalty will be reduced to 5.1% when Kobex earns a 15% interest in the property, and will be reduced again to 3% when Kobex earns a 50% interest in the property.  Kobex also has an option to eliminate an additional 1% of the 3% royalty for $10 million.

Minerals – Oil and Gas Exploration – Gulf Coast Region

The Company entered into an Exploration and Area of Mutual Interest Agreement (the “E&AMI Agreement”) with an independent oil and gas exploration and production company (the “E&P Company”), which relates to three prospect areas in the Gulf Coast region of the United States.  In connection with that agreement, the parties have also signed an Operating Agreement, whereby the E&P Company will be the operator. The E&AMI Agreement provides the Company with the right, through September 13, 2011, to acquire a 20% working interest in each lease acquired by the E&P Company, within any of the three prospect areas.

At December 31, 2007, we have paid approximately $2.9 million for our 20% interest of lease acquisition costs within each of the first two areas, and for our share of seismic data reprocessing and reinterpretation costs.  At the date of this Annual Report, our anticipated drilling and completion costs for three wells are projected by the E&P Company to be $4.5 million ($1.5 million each); with drilling expected to commence in May of 2008.  The actual number of wells to be drilled will depend upon ongoing drilling and completion results.   In 2008, we also project to spend in excess of $750,000 for our share of additional seismic work on the areas.

If the E&P Company is presented with opportunities to participate in other companies’ acreage positions within any of the three areas identified in the E&AMI Agreement, the Company will have the opportunity to participate on a 20% working interest basis (proportionately reduced for the interest acquired by the E&P Company).

We have also entered into a Management Engagement agreement (for a term of three years) with a management company affiliated with Wildes Exploration (“Wildes”).  Wildes will be paid $50,000 annually for consulting and management services for each of the three areas under the E&AMI Agreement (not to exceed $100,000 in any calendar year), starting in each area with the date when seismic data for an area has been reprocessed by a third party and reinterpreted by the E&P Company for lease acquisition purposes.

Pursuant to the Management Engagement agreement, the Company will also assign to Wildes a Working Interest (“WI”) of 15% of the Company’s 20% WI (or a 3% net WI) after the Company has recovered 100% of all of its costs plus a 6% interest compounded annually for each producing well drilled and completed within such AMI.  This WI will increase to 20% of the Company’s 20% WI (or a 4% net WI) after the Company has recovered 200% of its costs from each producing well within such AMI.  This assignment will cover all wells drilled and completed in the particular area under the E&AMI Agreement.  From the assignment date forward, Wildes will be responsible for its proportionate share of all of the WI costs associated with the wells in accordance with the Operating Agreement.

Minerals - Gold (Permitting and Exploration)

In 1991, USE acquired an interest in gold properties located in the Mother Lode Mining District of Amador County, California.  The entire Lincoln Project (which is the name for the California properties) was owned by Sutter Gold Mining Company, a Wyoming corporation ("SGMC").  SGMC was acquired by Globemin Resources Inc., a British Columbia corporation which is traded on the TSX Venture Exchange (“TSX-V) under its new name, Sutter Gold Mining Inc. (“SGMI”).

In 2005, SGMI received approval of their Waste Discharge Permit application from the California Central Valley Regional Water Quality Control Board.  Approval of the Waste Discharge Permit will allow SGMI to construct waste piles, use mill tailings for mine back fill and expand its mining operations.  The Amador County Board of Supervisors previously issued a Conditional Use Permit ("CUP") in October 1998 allowing mining and milling of up to 1,000 tons per day, subject to conditions relating to land use, environmental and public safety issues, road construction and improvement, and site reclamation.

In December 2006, SGMI paid $13,300 for an option to acquire the Santa Teresa concession in Baja California El Norte, Mexico from the Alamo Group, Inc.  The property consists of one concession from the Mexican government covering 183 hectares.

At December 31, 2007, USE was considering various potential opportunities to sell its interest in SGMI.  The sale of USE’s interest in SGMI will allow USE to focus on its Lucky Jack molybdenum property and oil and gas prospects.  No contracts for the sale of USE’s interest in SGMI have been entered into and no assurance can be given if or when the sale of the interest will occur.

Energy Sector Housing

Remington Village – Gillette, Wyoming.  We are building a nine building Class A multifamily apartment complex, with 216 units on 10.15 acres (purchased in 2007) located in Gillette, Wyoming.  At March 12, 2008, overall project construction is about 60% complete, with 2 buildings finished and occupied by tenants (including units rented under the Basin Electric agreement – see below).  Remaining buildings should be ready for occupancy by the end of 2008.  The apartments are a mix of one, two, and three bedroom units, and a clubhouse and family amenities are still under construction.  This project is held by our wholly-owned subsidiary Remington Village, LLC. (“Remington”)

Zions Bank (“Zions”) is providing construction financing of up to $18.5 million.  Total cost to buy the land, pay a developer’s fee, obtain permits and entitlements, site work and construction, is estimated at $26.0 million.  Pursuant to the 2007 loan agreement with Zions, USE has invested $7.0 million cash equity into the project (including $1.2 million for land purchase).  At December 31, 2007, the outstanding balance on the construction loan was $5.5 million; additional amounts are being drawn in 2008.  The interest rate on the loan balance at December 31, 2007 was 6.8812% based on LIBOR, and interest is payable monthly.  Loan maturity is March 1, 2009 (extendable to September 1, 2009 at our election).  USE has guaranteed repayment of the note, which is also secured by the project (and all rental income including the pre-lease agreement with Basin Electric – see below).   The construction loan is expected to be refinanced into permanent financing when the project is completed.  Obtaining permanent financing is expected to be subject to the project meeting the lender’s customary appraised value requirements.

Basin Electric Power Cooperative (“Basin Electric”) has begun construction of a $1.345 billion coal fired power plant about 7 miles north of Gillette.  Construction is expected to last 4 years and employ up to 1,100 workers during the peak period.  On July 2, 2007, Basin Electric and Remington signed an agreement to pre-lease apartments to Basin employees and others associated with building the plant and related facilities, for the period from January 2008 through August 2011.  Occupancy under the Basin Electric agreement will ramp up in the first three quarters of 2008, maximize from October 2008 through first quarter 2010, then decline to zero in fourth quarter 2011.  Basin Electric will pay Remington approximately $3.24 million of total rent during the 44 month period, and is obligated to pay rent regardless of whether the covered units are occupied.  Basin Electric may cancel the agreement at any time by paying USE $100,000.

If a proposed expansion of the Wyogen 3 power plant, and construction of a proposed Two Elk power plant (both near Gillette) go forward, additional workforce and increased housing needs should favorably impact the local economy (and the Remington project) for years to come.  The long term economic viability of our investment in Remington is not yet ascertainable.  Please see the risk factors discussed in this Annual Report.

In general, available housing in Wyoming is very constrained due to the booming energy, mining and other sectors.  The state has one of the lowest unemployment rates in the nation, and the limited housing supply situation is expected to continue.  We are currently evaluating further acquisition and development plans in Wyoming and other areas of the inter-mountain west region that are being impacted by energy development.

Riverton, Wyoming.  On December 28, 2007 we purchased 13.84 acres of undeveloped land at the corner of North 8th and Sunset, Riverton, Wyoming, for $500,400 cash.  The property is across the street from USE’s corporate office building.  We may develop this property for multifamily housing, or other purposes.

Exercise of Warrants and Options

In 2007, USE issued a total of 359,598 shares of common stock pursuant to the exercise of warrants; 1,109,894 net shares from the exercise of employee options; 62,500 shares pursuant to the 2001 stock compensation plan as compensation to officers; 3,812 shares to outside directors; 84,995 shares for the annual funding of USE’s Employee Stock Ownership Plan; and with approval from USE shareholders released the remaining 292,740 forfeitable shares to employees and officers.

RESEARCH AND DEVELOPMENT

No research and development expenditures have been incurred, either on the Company’s account or sponsored by a customer of the Company, during the past three fiscal years.

ENVIRONMENTAL

General

Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the National Environmental Policy Act (“NEPA”), Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA").  With respect to proposed mining operations in Colorado, that state’s mine permitting statute, Abandoned Mine Reclamation Act and industrial development and siting laws and regulations also affect the Lucky Jack molybdenum project.  Similar laws and regulations in California affect SGMI operations.  Management believes the Company complies in all material respects with existing environmental regulations.

For information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible) related to the Lucky Jack project, see the consolidated financial statements included in PART III of this Annual Report.

Other Environmental Costs

Actual costs for compliance with environmental laws may vary considerably from estimates, depending upon such factors as changes in environmental law and regulations (e.g., the new Clean Air Act), and conditions encountered in minerals exploration and mining.  We do not anticipate that expenditures to comply with law regulating the discharge of materials into the environment, or which are otherwise designed to protect the environment, will have any substantial adverse impact on our competitive position in the molybdenum market.  Environmental regulatory programs create potential liability for our operations and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

EMPLOYEES

As of March 12, 2008, we had 20 full-time employees.

MINING CLAIM HOLDINGS

Title

Approximately 25 of the Lucky Jack mining claims which USE received back from Phelps Dodge Corporation (“PD”) are patented claims; however the majority of the mining claims are unpatented.

Unpatented claims are located upon federal and public land pursuant to procedures established by the General Mining Law, which governs mining claims and related activities on federal public lands.  Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a discovery monument and posting thereon a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the U.S. Bureau of Land Management (“BLM”).  If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals.  To preserve an otherwise valid claim, a claimant must also pay certain rental fees annually to the federal government and make certain additional filings with the county and the BLM.  Failure to pay such fees or make the required filing may render the mining claim void or voidable.

Because mining claims are self-initiated and self-maintained, they possess some unique vulnerability not associated with other types of property interests.  It is impossible to ascertain the validity of unpatented mining claims solely from public records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim.  If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the economic feasibility of mining minerals located thereon.  However, we believe that all of our Lucky Jack mining claims are valid and in good standing.

Proposed Federal Legislation

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law, including as recently as 2007 and 2008.  If these proposed revisions are enacted, payment of royalties on production of minerals from federal lands could be required as well as additional procedural measures, new requirements for reclamation of mined land, and other environmental control measures.  The effect of any revision of the General Mining Law on operations cannot be determined until enactment, however, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

ITEM 1 A.  RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED IN EVALUATING
THE INFORMATION IN THIS FORM 10-K

 Risks Relating to Our Business

 We have a history of operating losses and no recurring business revenues, and there are uncertainties associated with transaction-based revenues.

At December 31, 2007, USE had $19.0 million of retained earnings, a loss before investment and property transactions of $16.7 million from operations, and a gain on sale of assets (uranium properties, equipment and marketable securities) of $106.3 million.  At December 31, 2006, the accumulated deficit was $39.1 million, and for that year we recorded a loss before a benefit from income taxes of $14.3 million and a net gain after benefit from income taxes of $1.1 million.  Significant swings in our earnings from year to year has been the nature of our business model of acquiring, holding and selling mineral properties, because the process from property acquisition until ultimate sale or joint venture is capital intensive and often takes years to complete.  Although we are modifying the business to incorporate long-term revenue generating activities (oil and gas drilling and energy sector housing development, as examples), we do expect to continue experiencing earnings swings as a substantial portion of our assets still likely will be long term mineral properties.

Working capital at December 31, 2007 and 2006 was $74.6 million and $31.7 million, respectively.  Historically, working capital needs have been primarily met from receipt of funds from liquidating investments, selling partial interests in mineral properties and selling equity.  However, long term cash needed to acquire, develop and produce mineral properties, and possibly for additional energy sector housing initiatives, may exceed the substantial cash on hand at December 31, 2007.

During the year ended December 31, 2007 we had one operating business, commercial real estate, which was managed by a third party.  The operating business was sold during the fourth quarter of 2007.  Receipt of funds from selling interests in mineral properties, or liquidating investments in mineral properties, are unpredictable as to timing, structure, and profitability.

While it is anticipated that funds for developing the Lucky Jack molybdenum property will be available through Kobex to obtain mining and other permits, further delineate the mineral resource, and plan the mining and processing operation, additional capital (the costs of which would be shared by USE and Kobex) will be necessary to put the property into production.

The interest retained by USE in the Lucky Jack molybdenum property is not expected to generate recurring revenues for several years.  In addition, the Plan of Operations of PD (from whom we received the property) and its predecessor companies encountered opposition from local and environmental groups, as well as municipal and county government agencies.  The new Plan of Operations we are designing with Kobex (which we expect will be submitted in 2008 to the United States Forest Service (“USFS”) for review and approval) is expected to minimize environmental impact and in other ways be very different from PD’s plan.  Nonetheless, we anticipate continued local opposition to any mining of the molybdenum deposit, which could result in unexpected delays and increased costs to get a new plan approved and permitted.

Uncertainties in the value of the mineral properties.

While we believe our mineral properties are valuable, substantial work and capital will be needed to establish whether they are in fact valuable.

The profitable mining and processing of gold by SGMI will also depend on many factors, including: receipt of additional permits and keeping in compliance with permit conditions; delineation through extensive drilling and sampling of sufficient volumes of mineralized material with sufficient grades to make mining and processing economic over time; continued sustained high prices for gold, and obtaining the capital required to initiate and sustain mining operations and build and operate a gold processing mill.

The Lucky Jack molybdenum property has been analyzed and explored by its prior owners.  This data will have to be updated to the level of a current feasibility study to determine the viability of starting mining operations.  Obtaining mining and other permits to begin mining the molybdenum property may be difficult, even with the assistance of Kobex.  Capital requirements for a molybdenum mining operation will be substantial.

USE has not yet obtained final feasibility studies on any of its mineral properties.  These studies would establish the potential economic viability of the different properties based on extensive drilling and sampling; the design and costs to build and operate mills, the cost of capital, and other factors.  Feasibility studies can take many months or years to complete.  These studies are conducted by professional third-party consulting and engineering firms, and will have to be completed, at considerable cost, to determine if the deposits contain proved reserves (i.e., amounts of minerals in sufficient grades that can be extracted profitably under current commodity pricing assumptions and estimated for development and operating costs).  A feasibility study usually, but not always, must be completed in order to raise the substantial capital needed to put a mineral property into production.  We have not established any reserves (i.e., economic deposits of mineralized materials) on any of our properties, and future studies may indicate that some or all of the properties will not be economic to put into production.

 Compliance with environmental regulations may be costly.

General

USE’s business is regulated by government agencies.  Permits are required to explore for minerals, operate mines and build and operate processing plants.  The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues.  If the economics of a project cannot withstand the cost of complying with changed regulations, USE might decide not to move forward with the project.

USE must comply with numerous environmental regulations on a continuous basis, to comply with United States environmental laws, including the National Environmental Policy Act (“NEPA”), Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act (“RCRA”).  For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities.  Additional monitoring and reporting is required by state and local regulatory agencies.  The Abandoned Mine Reclamation Act in Wyoming and similar laws in other states (for examples, California for SGMI’s gold property and Colorado for the Lucky Jack molybdenum property) impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.  Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of the project until compliance is achieved.  Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments therein.

Lucky Jack

The Lucky Jack molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  The Company and Kobex will submit a Plan of Operations to the USFS in 2008 for USFS approval, which approval is required before construction can begin and mining and processing may occur.  Under the procedures mandated by the National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and social economic impacts of the proposed development and mining of the Lucky Jack molybdenum property.  The NEPA process provides for public review and comment of the proposed plan.

The USFS is the lead regulatory agency in the NEPA process, and coordinates with the various Federal and State agencies in the review and approval of the Plan of Operations.  Various Colorado state agencies will continue to have primary jurisdiction over certain areas.  For example, enforcement of the Clean Water Act in Colorado is delegated to the Colorado Department of Public Health and Environment and a water discharge permit under the National Pollution Discharge Elimination System (“NPDES”) is required before the USFS can approve the Plan of Operations.  The Company currently has a NPDES Permit from the State of Colorado for the operation of the water treatment plant at the Lucky Jack molybdenum property; however this permit may need to be updated.  In addition, the Colorado Division of Reclamation, Mining and Safety issues mining and reclamation permits for mining activities, pursuant to the Colorado Mined Land Reclamation Act, and otherwise exercises supervisory authority over mining in the state.  As part of obtaining a permit to mine, the Company and Kobex will be required to submit a detailed reclamation plan for the eventual mine closure, which must be reviewed and approved by the agency.  In addition, the Company and Kobex will be required to provide to the agency financial assurance that the reclamation plan will be achieved (by bonding and/or insurance) before the mining permit will be issued.

Obtaining and maintaining the various permits for the mining operations at the Lucky Jack molybdenum property will be complex, time-consuming, and expensive.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company’s control, or changes in agency policy and Federal and state law, could further complicate getting changes to the mine’s operation approved.

Although the Company is confident that the Plan of Operations for the Lucky Jack molybdenum property will ultimately be approved by the USFS, the timing and cost, and ultimate success of the mining operation cannot be predicted.

 We depend on key personnel.

Our employees have experience in dealing with the exploration and financing of mineral properties.  We have a very limited staff and executive group.  The loss of key employees could adversely impact our business, as finding replacements is difficult as a result of competition for experienced personnel in the minerals industry.

We may be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the federal Investment Company Act of 1940 (“1940 Act”), a company may fall within the scope of being an “inadvertent investment company” under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items).

As a result of the 2007 sale of uranium assets to Uranium One, we received investment securities (stock in Uranium One) with a value in excess of 40% of the value of our total assets.  All of this stock was sold in 2007.

An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act.  One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company (as a “transient investment company”) a grace period of one year from the date of classification (in our case, April 30, 2008), to seek to comply with the 40% limit, or with any other available exclusion. Accordingly, we have taken actions to comply with this 40% limit.  These actions included liquidating investment securities as necessary to stay within the 40% limit.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusions were available to us, we would have to keep within the 40% limit through April 30, 2010. In any event, we do not intend to become an intentional investment company (i.e. engaging in investment and trading activities in investment securities), even after April 30, 2010.

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive, and we would be very constrained in the kind of business we could do as a registered investment company.

Risks Relating to USE Stock

 USE may issue shares of preferred stock with greater rights than its common stock.

Although we have no current plans, arrangements, understandings or agreements to do so, USE’s articles of incorporation authorize the board of directors to issue one or more series of preferred stock and set the terms of the stock without seeking approval from holders of the common stock.  Preferred stock that is issued may have preferential rights over the common stock, in terms of dividends, liquidation rights and voting rights.

 Future equity transactions, including exercise of options or warrants, could result in dilution; and registration for public resale of the common stock in these transactions may depress stock prices.

From time to time, USE has sold restricted stock and warrants and convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the stock was issued as restricted, the stock was sold at a discount to market prices, and the exercise price of the warrants sometimes, and/or the debt-to-stock conversion price was at or lower than market prices.  These transactions caused dilution to existing shareholders.  Also, from time to time, options are issued to employees, directors and third parties as incentives, with exercise prices equal to market prices.  Exercise of in-the-money options and warrants will result in dilution to existing shareholders.

Although it does not intend to do so at this time, USE may continue to raise capital from the equity markets using private placements at discounted prices.  In addition, USE may continue to grant options to employees with exercise prices equal to market price at grant date, and in the future may sell restricted stock and warrants, all of which may result in dilution to existing shareholders.

 Dividends on USE common stock

 USE declared a one time special cash dividend of $0.10 per share on all the common stock on the record date of July 6, 2007.  We may declare dividends in the future but we expect to retain the majority of earnings and cash to fund investments and business development.

 USE’s take-over defense mechanisms could discourage some advantageous transactions.

USE has adopted a shareholder rights plan, also known as a poison pill.   The plan is designed to discourage a takeover of USE at an unfair price.  However, it is possible that the board of directors and a potential takeover acquirer would not agree on a higher price, in which case the takeover might be abandoned, even though the takeover price might be at a significant premium to market prices.  Therefore, as a result of the mere existence of the plan, shareholders may not receive the premium price.

USE’s stock price likely will continue to be volatile due to several factors.

In the two years ended December 31, 2007, USE’s stock has traded as low as $3.32 per share and as high as $7.20 per share.  The principal factors which have contributed to this volatility have been:

price and volume fluctuations in the stock market generally;
relatively small amounts of USE stock trading on any given day;
fluctuations in USE’s financial operating results; and
price swings in the minerals commodities markets.

These factors may continue to be influential on our stock price.

ITEM 2.  PROPERTY

Molybdenum – Lucky Jack molybdenum property

The Company re-acquired the Lucky Jack Project (formerly known as the Mount Emmons molybdenum property) located near Crested Butte, Colorado on February 28, 2006.  The property was returned to the Company by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. (“Amax”).  The Lucky Jack Project includes a total of 25 patented and approximately 520 unpatented mining and mill site claims, which together approximate 5,400 acres, or over 8 square miles of claims.

Kobex has an option to acquire up to 65% of the Lucky Jack Project.  An increase to a 65% ownership by Kobex of the Lucky Jack Project requires USE’s consent.  See Part I above.

Conveyance of the property to the Company also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the properties.  The water treatment permit issued under the Colorado Discharge Permit System was assigned to the Company by the Colorado Department of Health and Environment.  We are responsible for operating the plant and are reimbursed for all costs of those operations by Kobex.  We also are evaluating using the plant in milling operations.

USE had leased various patented and unpatented mining claims on the Lucky Jack molybdenum property to Amax in 1974.  In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2).  In 1980, Amax constructed a water treatment plant at the Lucky Jack molybdenum property to treat water flowing from old mine workings and for potential use in milling operations.  By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit.  Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax.  PD then acquired the Lucky Jack molybdenum property Project in 1999 through its acquisition of Cyprus Amax.  Thereafter, PD acquired additional water rights and patents to certain claims to mine and mill the deposit.

In its 1992 patent application to the BLM, Cyprus Amax stated that the size and grade of the Mount Emmons deposit was determined to approximate 220 million tons grading 0.366% molybdenite.  In a letter dated April 2, 2004, the BLM estimated that there were about 23 million tons of mineable reserves containing 0.689% molybdenite, and that about 267 million pounds of molybdenum trioxide was recoverable.  This letter covered only the high-grade mineralization which is only a portion of the total mineral deposit delineated to date.  The BLM relied on a mineral report prepared by Western Mine Engineering (“WME”) for the U.S. Forest Service, which directed and administered the WME contract.  WME’s analysis was based upon a price of $4.61 per pound for molybdic oxide and was used by the BLM in determining that nine claims satisfied the patenting requirement that the mining claims contain a valuable mineral that could be mined profitably.  WME consulted a variety of sources in preparation of its report, including a study prepared in 1990 by American Mine Services, Inc. and a pre-feasibility report later prepared by Behre Dolbear & Company, Inc. in 1998.

Gold - Sutter Gold Mining Inc. (Active Exploration)

Corporate History and Recent Developments

USE organized a limited liability company in 1994 to hold and develop California gold properties which were bought in 1991.  The assets were transferred to Sutter Gold Mining Company, and activities were funded by continued capital from USE and third party investors.  In 2004, the corporation completed a reverse takeover of Globemin Resources Inc. (Toronto Venture Exchange “SGMI”) and has raised additional capital from third party investors.  In connection with the takeover, the name was changed to Sutter Gold Mining Inc. (“SGMI”).

On March 14, 2007, USE negotiated a settlement of $2,025,700 in debt due from SGMI as of December 31, 2006 for the issuance of 7,621,867 shares of SGMI common stock.  As a result of the issuance of these shares (at market prices) for debt, USE now owns 54.4% of SGMI.  In addition, USE agreed to convert its $4.6 million Contingent Stock Purchase Warrant into a 5% Net Profits Interest Royalty (“NPIR”) on SGMI’s California property until the total amount of $4.6 million is paid, and a 1% NPIR thereafter.  These transactions were negotiated and approved by the independent directors of USE and SGMI.

In 2007, USE set up a Line of Credit and Loan Agreement to provide up to $1 million of debt funding to SGMI at 12% interest (interest payable quarterly).  USE and SGMI entered into a settlement agreement on December 21, 2007 to retire the line of credit as a result of SGMI delivering to USE 225,000 shares of USE common stock valued at a five day VWAP from December 14, 2007 to December 20, 2007.  Based on the VWAP price of $4.37 per share, USE credited SGMI $982,900 which included $12,000 of interest, $723,300 of previously advanced funds under the Line of Credit and an additional cash contribution by USE of $247,600 at time of closing.  USE has notified the board of SGMI that it does not plan on funding any additional costs and expenses relating to the SGMI operations and that it intends to sell its interest in SGMI.  No contract has been entered into to sell USE’s interest in SGMI and management can give no assurance of being able to actually sell USE’s interest.  SGMI is therefore evaluating whether to raise third party investor capital, seek a joint venture or merger partner, and other possibilities.

California.  SGMI holds approximately 535 acres of surface and mineral rights near Sutter Creek, Amador County, California, 45 miles east-southeast of Sacramento, California, in the central part of the 121-mile-long Mother Lode gold belt.

The project is located in the western Sierra Nevada Mountains at 1,000 to 1,500 feet in elevation.  The year round climate is temperate.  Access is by California State Highway 16 from Sacramento to California State Highway 49, then by paved county road approximately .4 miles outside of Sutter Creek.

A Conditional Use Permit is being kept current to allow for planned mining activities on the properties in the future.

Surface and mineral rights holding costs, and property taxes were $17,100 in 2007, and in 2007, SGMI spent $910,300 on a drilling program.  The leases are for varying terms and require rental fees, annual royalty payments and payment of real property taxes and insurance.  A tourist visitor’s center and gift shop has been set up and leased to a third party for $1,200 per month plus a 4% gross royalty on revenues.  These revenues offset a portion of costs for holding the properties.

A review of documentation of historic gold production from properties to the north and south of the project shows that between 1857 and 1951, a total of 2,350,096 ounces of gold were produced from the project.  Production was halted in most of the producing mines because of the Second World War.  The report indicates that these very productive mines chased gold bearing mineralized veins to seven times the depth of SGMI’s present workings.

The areas of large historic gold production are found at the north and south ends of the project area, bracketing a one-mile long portion of the Mother Lode Belt with no historic gold production, and which hosts the Lincoln and Comet Zones.  The Lincoln and Comet Zones were blind discoveries that did not outcrop at surface and which represent the first new gold discoveries made along the Mother Lode Belt in the last 50 years that are unrelated to past-producing mines.  SGMI believes there is potential for continued new discoveries within the area of the Lincoln and Comet Zones, both near the surface and at depth as 90% of the property has not been explored.

The property has been the subject of considerable modern exploration activity, most of it centering on the Lincoln and Comet zones, which are adjacent to each other.  A total of 85,085 feet of drilling has been accomplished in prior years, with 190 diamond drill holes, and modern underground development consists of a 2,850-foot declined ramp with 2,400 feet of crosscuts plus five raises.

To further delineate the resource size and connect the Lincoln and Comet blocks, an underground and surface drilling program was executed in 2006 and 2007.

Mexico.  In November, 2006, SGMI signed an Exclusive Option Agreement with The Alamo Group, Inc. of Scottsdale, Arizona, to acquire a 100% interest (less royalty provisions) in the Santa Teresa mineral concession located in the historic El Alamo gold mining district southeast of Ensenada, Mexico for Cdn$500,000 in payments and work commitments.

The concession contains several historic underground gold mines along its approximate 1.5 mile long strike length.  The concession is located in the northern Baja peninsula of Mexico approximately 60 miles southeast of the port city of Ensenada, Mexico.  Mining in the district was initiated in 1888 with the discovery of placer gold resulting in the El Alamo Gold Rush of 1888.  Operations quickly went underground as miners followed surface outcroppings of quartz veins down to the shallow water table at about 50 feet.  Mining generally ceased in 1905 due to political unrest and the lack of infrastructure which would have allowed underground production to continue below the shallow water table.  Since 1905, there has been only limited exploration work conducted in the district.

Santa Teresa geology is characterized by a series of thin highly enriched quartz veins. The vein system located in this area consists of five main parallel, near vertical, auriferous quartz veins and numerous shorter parallel companion veins.  As with the California Mother Lode gold system, a majority of the gold in the quartz is considered "free" gold and amenable to simple gravity recovery.

In October 2007, SGMI acquired two additional mineral concessions which are located north, east and southwest of the Santa Teresa Concession.  Total holdings now are approximately 2,800 hectares.  The property is to be explored jointly with Premier Gold Mines Ltd, a TSX-V listed company.

Other Properties

• Wyoming

In addition to the real estate held for development in Gillette and Riverton, Wyoming, we own a 14-acre tract in Riverton, Wyoming, with a two-story 30,400 square foot office building.  The first floor is rented to non-affiliates and government agencies; the second floor is occupied by the Company.  We also own a 10,000 square foot aircraft hangar on land leased from the City of Riverton with 7,000 square feet of associated offices and facilities; three vacant lots covering 16 acres in Fremont County, Wyoming, and two city lots and improvements including one small office building.

ITEM 3.  LEGAL PROCEEDINGS

Material legal proceedings pending at December 31, 2007, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below.  Legal proceedings which were not material to the Company were concluded in the fourth quarter 2007.

Water Rights Litigation – Lucky Jack molybdenum property

Prior to the transfer of the Lucky Jack molybdenum property (formerly the Mount Emmons property) from Phelps Dodge Corporation (“PD”) and Mount Emmons Mining Company (“MEMCO”) to USE on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to USE) were filed and approved by the Water Court.  These cases are as follows:

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037.  These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  These cases are pending and USE is awaiting proposed decrees from Applicant Spann Ranches, Inc. for consideration.

2.
Concerning the Application for Water Rights of the Town of Crested Butte, Case No. 02CW63.  This case involves an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and USE have reached a settlement to protect USE’s water rights pursuant to a proposed final decree, which will be submitted with a Stipulation signed by the parties to the Water Court for its approval.

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

4.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  USECC and most other Opposers have taken the position that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This case is pending while the parties negotiate terms and conditions for incorporation into Stipulations among the parties and into the future final decree to be issued by the Water Court.  Future Water Court proceedings in this case will involve quantification of the in-stream flows claimed for the Black Canyon Park.

Moratorium Related to the Crested Butte Watershed

On August 7, 2007, the Town of Crested Butte, Colorado issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  USE believes the Lucky Jack project should not be affected by this moratorium and we are continuing all ongoing activities while reviewing and evaluating the matter.

USE and Kobex intend to work with the Town to proceed with the necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, is not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

Quiet Title Litigation – Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of SGMI) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project.  All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) defaulted.  Plaintiff settled this litigation with the remaining defendant for $50,000 in 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2007, the annual meeting of shareholders was held for the election of four directors to serve until the terms stated in the Proxy Statement.  Votes were as follows:

Name of Director	Votes For	Abstain
Mark J. Larsen	16,245,419	461,782
Harold F. Herron	16,245,282	461,919
Allen S. Winters	16,245,392	461,809
Michael T. Anderson	16,244,842	462,359

The directors now are Keith G. Larsen, Mark J. Larsen, Allen S. Winters, H. Russell Fraser, Michael T. Anderson and Michael Feinstein.  Mr. Herron took early retirement from the Company and resigned as a Director in December 2007.  We expect that several of the current directors will stand for election again in 2008 to maintain the staggered board terms of three years for each director, with seats divided as evenly as possible into three classes.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLER MATTERS
AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)       Market Information

Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis on the Nasdaq Capital Market of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The range by quarter of high and low sales prices was:

	High	Low
Calendar year ended December 31, 2007
First quarter ended 03/31/07	$6.19	$4.60
Second quarter ended 06/30/07	6.79	5.28
Third quarter ended 09/30/07	5.77	4.29
Fourth quarter ended 12/31/07	5.74	4.17

Calendar year ended December 31, 2006
First quarter ended 03/31/06	$7.20	$4.61
Second quarter ended 06/30/06	7.16	3.32
Third quarter ended 09/30/06	4.55	3.42
Fourth quarter ended 12/31/06	5.98	3.88

(b)           Holders

(1)  At March 11, 2008 the closing market price was $3.62 per share.  There were approximately 2,148 shareholders of record, with 23,592,493 shares of common stock issued and outstanding at December 31, 2007.

(2) Not applicable.

(c)           We paid a one time special $0.10 per share cash dividend to common shareholders of record on July 6, 2007.  There are no contractual restrictions on our present or future ability to pay cash dividends.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:

1998 USE ISOP	539,614		$2.47	-

2001 USE ISOP	3,280,313	(1)	$3.97	2,617,810

Equity compensation plans not approved by security holders:	-			-

Total	3,819,927		$3.75	2,617,810

(1) Only 1,947,313 of these options have vested.

(d)           Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2007:

Issuance of Securities in 2007

During the twelve months ended December 31, 2007 USE issued a total of 4,497,051 shares of its common stock, cancelled 856,889 shares and released 292,740 shares which were previously forfeitable shares.  A brief discussion of the issuance of the shares follows:

Registered Securities

During the twelve months ended December 31, 2007 USE issued 1,109,894 shares as a result of the exercise of 1,419,524 employee options.  A portion of these option exercises were made by the surrender of 309,630 shares owned by employees, which resulted in the net increase in shares outstanding of 1,109,894.  The balance of the employee options were exercised by the payment of cash.  USE also issued 359,598 shares on exercise of warrants which had been issued to investors and consultants.

As a result of the merger of Crested into USE, 2,876,252 shares were issued.

Unregistered Securities

USE issued 3,812 shares of its common stock to non-employee directors during the year ended December 31, 2007.  Pursuant to the shareholder approved 2001 Stock Compensation Plan, USE issued 62,500 shares of its common stock to five officers during 2007.

On June 22, 2007 the shareholders of USE approved the release of 292,740 shares of common stock which had been previously held as forfeitable shares.  The shares were issued between 1990 and 1996 and were forfeitable until the recipients retired, became permanently disabled or died.  The shareholders approved the release of these shares and the payment of taxes due on the release of the shares to officers providing the officers would not sell the shares.

We issued 84,995 shares for the 2007 funding of the ESOP established for employees.  The ESOP funding represents the minimum required amount.

Cancellation of Shares

USE cancelled 856,889 shares of common stock during the year ended December 31, 2007.  These shares were held by mineral limited partnerships which had been dissolved (53,625 shares); cancellation of debt (19,671 shares); shares previously owned by subsidiary companies (402,424 shares) shares acquired under the 2007 stock buyback plan (228,000 shares); and 153,169 treasury shares.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data is derived from and should be read with the financial statements included in this Report.

	December 31,
	2007	2006	2005	2004	2003

Current assets	$82,728,900	$43,325,200	$7,840,600	$5,421,500	$5,191,400
Current liabilities	8,093,200	11,595,200	1,232,200	6,355,900	1,909,700
Working capital (deficit)	74,635,700	31,730,000	6,608,400	(934,400)	3,281,700
Total assets	131,404,400	51,901,400	38,106,700	30,703,700	23,929,700
Long-term obligations(1)	1,282,500	882,000	7,949,800	13,317,400	12,036,600
Shareholders' equity	115,099,900	37,467,900	26,027,200	6,669,200	6,760,800

(1)Includes $133,400 of accrued reclamation costs on properties at December 31, 2007, $124,400 at December 31, 2006,
$5,669,000 at December 31, 2005, $7,882,400 at December 31, 2004, and $7,624,700 at December 31, 2003.
See Note K of Notes to Consolidated Financial Statements.

	Year Ended
	December 31	December 31	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003

Operating revenues	$1,177,700	$813,400	$849,500	$815,600	$513,500

Loss from
continuing operations	(16,708,400)	(16,670,700)	(6,066,900)	(4,983,100)	(5,066,800)

Other income & expenses	108,989,800	2,302,700	(484,000)	465,100	(311,500)

Gain (Loss) before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	92,281,400	(14,368,000)	(6,550,900)	(4,518,000)	(5,378,300)

	Year Ended
	December 31	December 31	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Minority interest in loss (income)
of consolidated subsidiaries	(3,551,400)	88,600	185,000	207,800	13,000

(Provision for) Benefit from			--	--	--
Income Taxes	(32,366,800)	15,331,600
Discontinued operations, net of tax		-	15,207,400	(1,938,500)	(2,060,400)

Cumulative effect of
accounting change			--	--	1,615,600
		-
Preferred stock dividends		-	--	--	--

Net income (loss)
to common shareholders	$56,363,200	$1,052,200	$8,841,500	$(6,248,700)	$(5,810,100)

Per share financial data

Operating revenues	$0.06	$0.04	$0.05	$0.05	$0.05

Loss from
continuing operations	0.82	(0.88)	(0.38)	(0.38)	(0.44)

Other income & expenses	5.32	0.12	(0.03)	0.04	(0.03)

Gain (Loss) before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	4.51	(0.76)	(0.39)	(0.34)	(0.48)

	Year Ended
	December 31	December 31	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Minority interest in loss (income)
of consolidated subsidiaries	$(0.17)	-	--	0.02	0.00

Income taxes	(1.58)	0.81	--	--	--

Discontinued operations, net of tax	-	-	0.94	(0.15)	(0.18)

Cumulative effect of
accounting change	-	-	--	--	0.14

Preferred stock dividends	-	-	--	--	--

Net income (loss)
per share, basic	$2.75	$0.06	$0.55	$(0.48)	$(0.52)

Net (loss) income
per share, diluted	$2.54	$0.05	$0.55	$(0.48)	$(0.52)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the calendar years ended December 31, 2007, 2006 and 2005.

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

General Overview

U.S. Energy Corp. ("USE" or the "Company") and its subsidiaries historically have been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas.  The Company had no production from any of its mineral properties during the year ended December 31, 2007. The Company also has been engaged in commercial real estate on a limited basis, generally in connection with the acquisition of mineral properties which included commercial real estate.

Going forward, the Company’s primary focus is to improve shareholder value by developing long term income and cash flow streams through participation in the minerals business.  Secondarily, for cash flow in the short term and income in the midterm, the Company plans to acquire property and invest in the multifamily housing business along with other commercial real estate projects during 2008.

During the year ended December 31, 2007, the Company recorded net earnings after taxes of $56,363,200 or $2.75 basic and $2.54 diluted per share. This resulted in a shareholder accumulated surplus at December 31, 2007 of $19,050,900.  At the close of 2007 the Company had cash $72,292,200, working capital of $74,635,700 and a current ratio of 10.2 to 1.0.  This is the Company’s strongest financial position in its forty year history and is the result of the following major transactions:

•
The sale of its uranium properties to sxr Uranium One (“Uranium One”).  The sale of these properties resulted in a net gain of $111,728,200, which included the receipt of 6,607,605 shares of Uranium One common stock and $14,022,700 in the form of cash payments and the release of cash bonds held for reclamation obligations on the properties.

•	Sold all the shares of Uranium One received for the sale of our uranium properties for $90,724,000. The Company also sold other marketable securities, primarily shares of UPC, for $1,526,700.

•	Sold the Ticaboo, Utah commercial real estate properties to Uranium One for $2,700,000 for which the Company received $2,635,400 and recorded a net profit of $472,300.

•	Recorded $2,816,900 in interest income from cash investments.

•
Finalized the Exploration, Development and Mine Operating Agreement with Kobex Resources Ltd. (“Kobex”) for the “Lucky Jack” molybdenum property (previously known as the Mt. Emmons property).  At December 31, 2007, Kobex had expended a total of $7.7 million on the property for initial acquisition payments to the Company, operations, engineering and permitting work.

•	Acquired the minority shareholder interest in Crested Corp. by issuing 2,876,252 shares of the Company’s common stock on a one for two share basis.

•	Liquidated and dissolved all subsidiary companies other than SGMI.

•	Paid a $0.10 per share dividend of $2,108,300 to all shareholders of record on July 6, 2007.

•	Purchased 228,000 shares of the Company’s common stock under the terms of a stock buyback plan at an average price per share of $4.59 per share.

•
Partially constructed a 216 unit multifamily housing unit in Gillette Wyoming.  Obtained $18.5 million of construction financing for this $26.0 million project and invested $7.0 million in the project.  The Company will invest an additional $500,000 equity through the construction phase.

•	Purchased a 20% working interest in prospective oil and gas properties in the Gulf Coast area for $2,910,200.

Liquidity and Capital Resources

The Company is in a strong cash and liquidity position at December 31, 2007 primarily as a result of the sale of uranium properties to Uranium One.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at December 31, 2007 will be sufficient to fund its operations and capital projects through 2008 and into the future.

Due to the nature of the Company’s business, (buying and selling mineral properties and companies), the principal trend which affects the Company is the price of minerals.  As minerals experience lower values in the market place, it is less expensive for the Company to acquire properties and hold them until mineral prices raise to levels which either allow the properties to be sold or placed into production through joint venture partners or by the Company for its own account.  For discussion relating to mineral prices please see “Effects of Changes in Prices” below, after results of operations.

Major changes in liquidity during the year ended December 31, 2007 were:

Current Assets

•	Cash increased by $55.3 million.
•
Trading securities and available-for-sale securities decreased by a combined total of $791,700 as a result of the Company selling its investments in Uranium Power Corp. (“UPC”) and the Company’s subsidiaries selling their remaining securities prior to dissolution and liquidation.

•
Reimbursable project costs increased by $593,200 to a balance of $782,100 as a result of costs paid by the Company on the Lucky Jack property and not reimbursed as of December 31, 2007 by Kobex.  Reimbursement was made during February of 2008.

•
Accounts receivable from the dissolution of subsidiaries and the Internal Revenue Service increased by $197,600 and $902,900, respectively.  The receivable from the dissolution of a subsidiary relates to the dissolution of Four Nines Gold, Inc. and was received during January 2008.  The receivable from the IRS is as of a result of a fourth quarter loss which resulted in overpayment of prior quarter tax estimates.

•	We collected a 2006 real estate loan which decreased notes receivable current by $560,500.
•	The Company recorded $6,624,700 in current restricted cash investments at December 31, 2007. Please see Other Capital Resources below for a detailed discussion of these assets.
•
At December 31, 2006 the Company had $11,506,000 and $7,375,800 in assets and liabilities held for sale, respectively.  These amounts related to the uranium assets which were ultimately sold to Uranium One.  At December 31, 2007, the Company reported $1,112,600 in assets held for sale which was a used corporate aircraft.  We anticipate that the aircraft will be sold by the second quarter 2008.

Current Liabilities

•
Accounts payable increased by $474,600 to $1,589,600.  Included in the account payable balance at December 31, 2007 was accrued severance pay of $600,000 to an executive who took early retirement and $285,100 for sales taxes for the purchase of a corporate aircraft.

•
Although we used cash to reduce long term debt by $1,133,800, total long term debt increased by $4,519,300 to $5,751,400, of which $5,560,900 was current.  The majority of the current debt, $5,489,500, was for the construction loan associated with the multifamily housing project in Gillette, Wyoming, held by our Remington Village LLC subsidiary.

•	Refundable deposits decreased by $800,000 due to the conclusion of the Uranium One and Kobex transactions.
•	Other current liabilities increased by $490,500 primarily as a result of the retainage amounts related to the Gillette, Wyoming multifamily housing project of $517,300.

Cash flows during the year ended December 31, 2007:

•	Operations consumed $31,701,200, Investing Activities provided $86,763,000 and Financing Activities provided $256,900 for a net increase in cash of $55,318,700.
•	For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:

•	Cash provided by investing activities:

•
The sale of marketable securities – 6,607,605 shares of Uranium One for $90,724,000, 1,500,000 shares of UPC for $1,452,400.  Also during the year ended December 31, 2007, subsidiary companies sold various marketable securities for $74,300.

•
Proceeds from the sale of uranium assets of $14,022,700.  Cash payments received from Uranium One at closing of $6,602,700 and the return of cash bonds previously pledged for the reclamation obligations on the uranium properties sold to Uranium One.

•
Proceeds of $3,978,000 from the sale of property and equipment.  These cash proceeds were primarily generated from the sale of miscellaneous pieces of equipment, the sale of the Ticaboo commercial real estate operations of $2,635,400 and the receipt of $1,000,000 from UPC as its annual contracted payment.  This was the final payment we will receive from UPC as the mineral claims involved were sold to Uranium One.

•	The receipt of cash of $560,500 from the collection of a third party note receivable, for which real estate was held as collateral.

•	Cash consumed in investing activities:

•	The cash investment by the Company in the Gillette, Wyoming multifamily housing property of $7.0 million and $500,000 for the purchase of a potential building lot in Riverton Wyoming.
•	The investment in undeveloped oil and gas properties and seismic data in the U.S. Gulf Coast of $2,910,200. These properties are expected to be explored during 2008 and beyond.
•
$539,900 invested in the purchase and development of mineral properties.  Of this amount $249,600 related to costs incurred in the purchase of Crested and subsequently the addition of mining claim cost related to Lucky Jack (See Notes C, H and the discussion of non cash items below), $224,200 expended on uranium mining claims which were sold to Uranium One, $31,100 for the purchase of an option to purchase additional uranium claims and $35,000 expended by SGMI in an underground development drilling program.

•
The purchase of property and equipment, $6,431,400.  These funds were used to purchase a new corporate aircraft, $5,739,300 to replace the aircraft which is being held as an asset for sale at December 31, 2007, capital improvements at the corporate head quarters $425,300, capital improvements to Ticaboo prior to the sale of the property of $187,000 and the purchase of various vehicles of $79,800.

•
An increase in restricted current cash investments of $7,000,200 which represents cash pledged on the construction line of credit of $4,784,500, $1,794,600 of the proceeds from the sale of the Ticaboo townsite held in escrow for the potential tax deferral purchase of additional real estate property and $45,600 held in escrow from the Uranium One closing.  Long term restricted cash investments increased by $375,500 as a result of the Board of Directors making the decision to fund the executive retirement plan for those executive officers who meet the criteria of the plan.

Financing Activities:

•	Cash provided by Financing Activities:
•
A total of $3,217,000 was received from the issuance of the Company’s common stock as the result of the cash exercise of 688,697 employee options for $1,970,500 and the exercise of 359,598 warrants for $1,246,500.  The non cash exercise of an additional 730,827 employee options through the surrender and cancellation of 309,630 shares resulted in the Company issuing an additional 421,197 shares.

•	Prior to the Crested merger, 200,000 employee options were exercised by the estate of a former officer and director of the Company and Crested by the payment of $342,000.
•	The deferred taxes on the exercise of employee stock options of $1,242,100.
•	The addition of $164,100 for the financing of Company insurance premiums.

•	Cash consumed in Financing Activities:
•	On June 22, 2007 the Company declared a one time dividend to shareholders of record on July 6, 2007 of $0.10 per share or $2,108,300.
•	Payment of long term debt of $1,133,800 which related primarily to the payment of a note on the used company aircraft which is being held for sale at December 31, 2007.

•
On June 22, 2007 we announced a stock buyback plan to purchase up to $5.0 million of its common stock.  As of December 31, 2007, the Company had purchased 228,000 shares at an average price per share of $4.59 or $1,047,300.  Additionally, we entered into a settlement agreement with SGMI to receive back 225,000 shares of the Company’s common stock in payment of $1.0 million line of credit from the Company to SGMI.  The 225,000 shares of the Company’s common stock had previously been consolidated on our financial statements as treasury shares.  The settlement agreement resulted in an additional $418,900 being recognized in treasury stock due to the market value of the shares at settlement date.

Non-Cash Activities:

Transactions occurring during the twelve months ended December 31, 2007 but not discussed previously in Management’s Discussion and Analysis and not discussed in Results of Operations are:

•	SGMI issued 111,111 shares of its common stock valued at $33,700 for the purchase of mining claims in Mexico which were sold during the year.
•
As a result of the issuance of the Company’s common stock to purchase the Crested minority interest shareholders, a non cash increase in mining claims of $20,754,900 was recorded during the fourth quarter of 2007.  This increase represents the Crested minority shareholder ownership of the Lucky Jack molybdenum property of $13,403,300 and the recognition of a deferred tax liability associated with the merger of $7,351,600.  (See Note C, H and discussion of cash expenditures on mining claims in investing activities)

•	We cancelled 805,845 treasury shares valued at $2,011,600.
•
The Company shareholders approved the release of 292,740 forfeitable shares and the payment of taxes due upon the release of the previously forfeitable shares to employees and officers.  The forfeitable shares had been issued beginning in 1990 and were forfeitable until retirement, total disability or death of the employees.

Capital Resources

Lucky Jack molybdenum property and Kobex Resources Ltd. Agreement

Historical records filed by predecessor owners of the Lucky Jack molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of some 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing some 23 million tons at a grade of 0.689% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at December 31, 2007 was $32.75 per pound.

On April 3, 2007, the Company signed an Exploration, Development and Mine Operating Agreement providing Kobex an option to acquire up to a 50% interest in the property.  Prior to Kobex expending $15 million it will not own an interest in the Lucky Jack property.  At such time as Kobex spends $15 million it will own a 15% interest and after it expends a total of $50 million it will own a 50% interest in the Lucky Jack property.  In the event that Kobex is able to deliver a bankable feasibility study on the Lucky Jack property prior to spending the $50 million it can pay the reminder of the $50 million directly to the Company to obtain its 50% interest.  As a result of the Kobex agreement, it is not anticipated that any of the Company’s cash reserves will be consumed in permitting, development and maintenance of the property during 2008 and into the near term. On July 6, 2007, Kobex announced its budget for its first year of operations through April of 2008 would be $14,200,000.  As of December 31, 2007, Kobex had expended $7,745,500 on the project.

The principal financial benefit to be realized by the Company (if Kobex meets its contractual obligations) is that Kobex will fund substantially all costs and expenses which we otherwise would have to fund (including paying for the water treatment plant, obtain necessary permits, and have a bankable feasibility study prepared in advance of mining the property).  In addition to the payment of operating, permitting and development costs, the contract also calls for option payments in the aggregate amount of $3,950,000 payable to the Company over five years payable in either cash or common shares of Kobex.  These option payments began in 2007 and continue through December 2011.  The first payment of $750,000 in Kobex common stock was made on May 23, 2007.  The next payment of $500,000 is due on March 31, 2008 payable either in cash or common stock of Kobex.

On August 7, 2007, the Town of Crested Butte, Colorado issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and we are continuing all ongoing activities while reviewing and evaluating the matter.  The Company and Kobex intend to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with the Town’s Watershed Protection District Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Ordinance, and the nature of such revisions are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

The Kobex agreement allows it to buy an additional 15% interest at the completion of its work and option payments (for a total of 65%), if Kobex arranges for all the financing.  Alternatively, Kobex could elect not to buy the added interest, but proceed with mine and mill construction with us as equal partners.  In that event, we likely will seek capital either directly for the Company’s share of costs, or through a special purpose entity in which we would have an interest.  These capital costs would be substantial.  Access to capital will depend on general market conditions, and particularly upon then-favorable molybdenum prices.  Although our project has been reported to have very high grade deposits, depressed commodity prices still could make raising capital difficult.

Cash on Hand

As discussed above, we have monetized certain assets which have provided significant amounts of cash that will continue to be used to fund general and administrative expenses, and possible exploration and development of new mineral properties as well as further real estate acquisitions and developments during 2008.  The Company has invested its cash surplus in interest bearing accounts and short term U.S. Government Treasury Bills which will provide working capital to fund the Company’s projects.

Commercial Bank

Line of Credit - The Company has a line of credit with a commercial bank in the amount of $5,000,000.  The full line of credit was available to the Company when this report was filed.  The line of credit has a variable interest rate which is tied to a national market rate.  At the time of signing the line of credit (October 26, 2007), the interest rate of interest per annum was 7.75%.  The line of credit is available until October 1, 2008 at which time it may be renewed depending on the financial strength and needs of the Company.  The credit line is secured by our corporate headquarters and one of the corporate aircraft.

Construction Loan - On August 31, 2007, the Company obtained construction financing from a commercial bank of $18.5 million for the construction of the Gillette, Wyoming multifamily housing project.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  We can elect to extend the due date to September 1, 2009.  Collateral for the loan is the Gillette, Wyoming property, a guarantee by the Company and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account that is to be released to the Company upon obtaining permanent financing.

Future Receipts of Royalties and Contractual Commitments from Uranium Properties

We retained our 4% Net Profits Royalty on the Green Mountain uranium property in Wyoming which is owned and operated by Rio Tinto, Inc.  No assurance can be given as to when or if the property will be placed into production.  Any royalty due will be based on the market price of uranium concentrates and the cost of producing those concentrates.

Pursuant to the terms of the Uranium One contract, the Company also anticipates receiving $20,000,000 when commercial production begins at the uranium mill the Company sold to Uranium One; $7,500,000 when the first delivery of ore to a commercial mill, after commercial production commences, from any of the uranium properties the Company sold to Uranium One; and a production royalty of up to $12,500,000.  No assurance can be given as to when these events and payments will occur.

Other

Current Asset held for sale – At December 31, 2007, the Company owned a used corporate aircraft which is held for sale.  The book value of the aircraft at December 31, 2007 is $1,112,600.  The Company anticipates selling the aircraft before the end of the second quarter 2008 in excess of the book value.  No assurance however can be given as to when and for how much the aircraft will be sold.

Restricted Cash Investments – At December 31, 2007, we had $6,624,700 in current restricted cash investments.  Of this amount $4,784,500 was pledged as additional collateral with a commercial bank providing the construction loan for the Gillette, Wyoming multifamily housing project.  Once the project is completely built and permanent financing is secured for the project, this cash deposit will be released to the Company.  Also held as current restricted cash investments at December 31, 2007 was $1,794,600 from the sale of the Ticaboo townsite.  The restricted cash from the Ticaboo sale was held as the cash portion of a potential deferred purchase and was released during the first quarter of 2008 as a result of the time allowed for such purchase expiring.

Capital Requirements

The direct capital requirements of the Company during the fourth quarter of 2007 are its general and administrative costs, development of the Company’s interest in recently acquired oil and gas properties, development of the Gillette, Wyoming multifamily housing property, the stock buyback program, and the potential purchase of other assets.

Oil and Gas Development

The Company signed an Exploration and Area of Mutual Interest agreement with a United States Gulf Coast oil and gas exploration and production company for potential onshore oil and gas development.  The Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that could be drilled over the next three to five years.  Through December 31, 2007, $2,910,200 had been paid under the agreement.  Two prospects have already been leased, and exploration and development activities are expected to commence in the second quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of an anticipated three to five year program.  During the twelve months ended December 31, 2008, the Company has forecast the expenditure of $6.2 million cash in the drilling of the initial wells as well as the potential purchase of additional leases and seismic data.

Real Estate

Remington Village multifamily housing – The Company has budgeted the cost of this project to completion to be $26.0 million.  The cash contribution by the Company for the construction loan is $7.5 million or approximately 29% of the total build cost.  At December 31, 2007, the Company had satisfied approximately $7.0 million of its cash contribution commitment of $7.5 million.  The balance will be paid during 2008.  At the closing of the construction financing, the Company received an equity credit on the property for previously paid costs of $3.0 million and was required to place $4,725,000 in escrow with the commercial bank.

As of December 31, 2007, a total of $5.5 million had been drawn on the construction line of credit.  There have been no major cost over runs on the project.  The Company therefore believes that the remainder of the construction loan, $13.0 million, will fund the balance of the construction.  The Company anticipates the units being fully occupied before or during the fourth quarter of 2008 at which time it expects to obtain long term financing on the property.

Other Real Estate Developments – The Company has budgeted additional investments in real estate and multifamily developments during 2008.  The projected cash outlay for these projects is $2.4 million for land acquisitions and $7.5 million in equity for an additional $25 million in multifamily construction.

Stock Buyback Program

The Board of Directors of the Company approved a share buyback program for up to $5.0 million.  The buyback program became effective June 22, 2007, is being administered exclusively through an individual brokerage firm and is subject to blackout periods.  Through December 31, 2007, the Company had repurchased 228,000 shares of its common stock for $1,047,400 leaving an additional $3,952,600 available for the purchase of shares of the Company under the plan.

Sutter Gold Mining Inc.  Properties

In 2007, USE entered into a Line of Credit and Loan Agreement to provide a $1 million line of credit to SGMI at 12% interest (interest payable quarterly).  USE and SGMI subsequently entered into a settlement agreement on December 21, 2007 to retire the line of credit as a result of SGMI delivering to USE 225,000 shares of USE common stock valued at a five day Volume Weighted Average Price (“VWAP”) from December 14, 2007 to December 20, 2007.  Based on the VWAP price of $4.37 per share, USE credited SGMI $982,900 which included $12,000 in interest, $723,300 of previously advanced funds under the line of credit and an additional cash contribution by USE of $247,600 at time of closing.

The Company has notified the board of SGMI that it does not wish to continue funding additional costs and expenses relating to the SGMI operations. The Company’s intent is to have SGMI bring in an industry partner to further develop the property and over time allow the Company the opportunity to liquidate its investment position in SGMI.  No contract has been entered into to sell the Company’s interest in SGMI and management can give no assurance of being able to actually sell the Company’s interest.  SGMI is therefore evaluating whether to raise third party investor capital, seek a joint venture or merger partner, and other possibilities.

Reclamation Costs

At the close of the sale of the uranium properties to Uranium One, all asset retirement obligations relating to those assets were transferred to Uranium One.  With the relief of those obligations, the Company only has obligations relating to the SGMI and Lucky Jack properties.

The asset retirement obligation for SGMI at December 31, 2007 is $23,200 which is covered by a cash bond.  It is not anticipated that any cash resources will be used for asset retirement obligations at SGMI during the year ending December 31, 2008.

The Lucky Jack molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  It is anticipated that the Company and Kobex will be submitting a Plan of Operations to the USFS in 2008 for the USFS approval, which approval is required before construction can begin and mining and processing may occur.  Under the procedures mandated by National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and social economic impacts of the proposed development and mining of the Lucky Jack molybdenum property.  The NEPA process provides for public review and comment of the proposed plan.

The USFS is the lead regulatory agency in the NEPA process, and coordinates with the various Federal and State agencies in the review and approval of the Plan of Operations.  Various Colorado state agencies will continue to have primary jurisdiction over certain areas.  For example, enforcement of the Clean Water Act in Colorado is delegated to the Colorado Department of Public Health and Environment and a water discharge permit under the National Pollution Discharge Elimination System (“NPDES”) is required before the USFS can approve the Plan of Operations.  The Company currently has a NPDES Permit from the State of Colorado for the operation of the water treatment plant at the Lucky Jack molybdenum property; however this permit may need to be updated.  In addition, the Colorado Division of Reclamation, Mining and Safety issues mining and reclamation permits for mining activities, pursuant to the Colorado Mined Land Reclamation Act, and otherwise exercises supervisory authority over mining in the state.  As part obtaining a permit to mine, the Company and Kobex will be required to submit a detailed reclamation plan for the eventual mine closure, which must be reviewed and approved by the agency.  In addition, the Company and Kobex will be required to provide to the agency financial assurance that the reclamation plan will be achieved (by bonding and/or insurance) before the mining permit will be issued.

Obtaining and maintaining the various permits for the mining operations at the Lucky Jack molybdenum property will be complex, time-consuming, and expensive.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company’s control, or changes in agency policy and Federal and state law, could further complicate getting changes to the mine’s operation approved.

Although the Company is confident that the Plan of Operations for the Lucky Jack molybdenum property will ultimately be approved by the USFS, the timing and cost, and ultimate success of the mining operation cannot be predicted.

The asset retirement obligation for the Lucky Jack molybdenum property at December 31, 2007 is $110,100.  It is not anticipated that this reclamation work will occur in the near term.  There is no asset retirement obligation as of December 31, 2007 on the water treatment plant at the Lucky Jack property.

The Company’s and Kobex’s objective, upon closure of the proposed mine at the Lucky Jack property, is to eliminate long-term liabilities associated with the property.

General and Administrative Costs and Expenses

General and Administrative Costs and Expenses may increase somewhat in 2008 if we add staff, and the increase could be material if we enter into new business ventures requiring different areas of expertise.

During 2007 the Board of Directors at the recommendation of the Compensation Committee, consisting of independent directors, adopted an annual performance- based cash bonus plan.  Any bonuses earned in 2008 will be accrued quarterly, based on the Committee’s quarterly evaluation of goal attainment, and paid in 2009.

Other

The Company is evaluating several mineral and real estate projects in which it may invest.  Additionally, the Company is researching other opportunities to deploy its capital outside of the minerals business.  These opportunities include but are not limited to the acquisition of additional mineral and real estate properties and existing companies with established operations, cash flows and net profits.  At December 31, 2007, none of these acquisition targets had advanced past the evaluation stage.

Results of Operations

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

The sale of uranium assets to Uranium One resulted in net income before minority interest and income taxes of $92,281,400 for the year ended December 31, 2007.  This is an increase in earnings before taxes of $106,649,400 as compared to the reported loss of $14,368,000 for the year ended December 31, 2006.  Net earnings after taxes for the year ended December 31, 2007 were $56,363,200 or a gain of $2.75 per share basic, $2.54 diluted per share as compared to a gain of $1,052,200 or $0.06 per share basic and $0.05 per share diluted for the year ended December 31, 2006.

Operating revenues for the year ended December 31, 2007 increased by $364,300 over the year ended December 31, 2006.  The reason for the increase was due to the Company selling residential lots at the Company’s commercial real estate property in southern Utah for $613,300 during the year ended December 31, 2007 as compared to $30,400 during 2006.  Rental revenues from real estate holdings and other commercial operations increased by $175,600 during the year ended December 31, 2007 over those recorded during the year ended December 31, 2006 to $362,900.  This increase in rental revenues is due to increased receipts of cash from operations managed by a third party at the Company’s southern Utah commercial property which was sold during the fourth quarter of 2007.  Likewise, management fees increased during the year ended December 31, 2007 to $164,200 from $66,800 during the year ended December 31, 2006.  The increase in management fees during 2007 are related to our work effort on the Lucky Jack molybdenum property for which the Company receives reimbursement from Kobex at the rate of cost plus 5%.

These increases in operating revenues were offset by reductions in non-recurring fees earned from mineral companies for due diligence work which was completed during the year ended December 31, 2006 of $250,000.

Operating costs and expenses increased during the year ended December 31, 2007 by $402,000 over those recorded during the year ended December 31, 2006.  The increase came as a result of increased General and Administrative expense which increased by $1,274,600 primarily as a result of employee compensation.  Components of that compensation are (1) a gross cash bonus of $4,887,000 to all employees for extraordinary service related to the April 30, 2007 sale of uranium assets to Uranium One.  A bonus was also paid during the year ended December 31, 2006 for employees work on the sale of Rocky Mountain Gas, Inc. to Enterra Energy Trust of $3,013,000;  (2) each outside director was paid a one time bonus of $40,000 at the closing of the Uranium One sale, and (3) on June 22, 2007, the shareholders of the Company approved the payment of $624,400 in taxes owed by officers and employees, upon the release to them of forfeitable shares of the Company’s common stock.  These shares had been issued to individuals in the early 1990s, and have been recorded at issue dates on the books as compensation expense, but the stock was held by the Company; recognition of income by the recipients was deferred pending vesting upon retirement, total disability or death.

Mineral holding costs and asset retirement obligation costs and expenses were reduced $101,600 and $845,600, respectively, during the year ended December 31, 2007 from the prior year.  These reductions in costs and expenses occurred as a result of the sale of the Company’s uranium properties and the reclamation obligations of those properties to Uranium One.

During the year ended December 31, 2007, the Company recorded $2,482,800 from the gain on the sale of assets as compared to a gain on the sale of assets of $3,063,600 during the year ended December 31, 2006.  This reduction of $580,800 was as a result of a reduction in the payments received from UPC during the 2006 as compared to the same period of the previous year.  The reduction in payments from UPC is as a result of the sale of the uranium assets to Uranium One.  The Company will receive no additional payments in the future from UPC.  Offsets to the reduction of UPC payments were the receipt of 285,632 shares of Kobex common stock valued at $750,000 and the sale of the Company’s Ticaboo property, in southern Utah.  The Kobex shares were delivered pursuant to the agreement with Kobex as option payments.  As a result of the signing of the Exploration, Development and Mine Operating Agreement on April 3, 2007, this option payment of $750,000 and the $50,000 cash earnest money deposit paid in 2006 were recorded as sale of asset revenues.

The sale of the Company’s uranium assets to Uranium One resulted in a net gain before taxes of $111,728,200 during 2007.  The sale of the shares of Uranium One received as compensation for the sale of the Company’s uranium properties were recorded at April 30, 2007 at the then market price for Uranium One common shares of $15.04 per share.  The sale of all these shares of Uranium One (6,607,605 shares) at an average net sales price of $13.68 per share resulted in a loss of $8,997,700.  Included in this net loss are commissions and a bulk discount of $2,568,800.  The balance is due to a reduction in the market price of the Uranium One shares.

Along with the sale of the Uranium One common stock, the Company sold its remaining shares of UPC common stock during the nine months ended September 30, 2007.  As a result of the sale of these 1,500,000 shares of common stock of UPC, the Company recognized a net gain of $774,700.  The Company also recorded a $95,500 loss on the sale of units of Enterra Energy Trust (“Enterra”) by one of its subsidiaries.  The sales of the shares of Uranium One, UPC and the Enterra units resulted in a net loss from the sale of marketable securities during the year ended December 30, 2007 of $8,318,400.  Sales of marketable securities during the year ended December 31, 2006 consisted of the sale of Enterra Energy Trust units and resulted in a net loss of $867,300.

During the year ended December 31, 2007 the Company recorded a gain based on foreign exchange rates of $430,000.  This gain was as a result of the sale of the sale of Uranium One common stock, $321,000; and the receipt of additional shares of SGMI common stock in payment of debt to the Company, $109,000.

Interest income during the twelve months ended December 31, 2007 increased by $2,084,600 over interest income recorded in 2006 to $2,816,900. The increase in interest income is due to larger amounts of cash invested in interest bearing accounts and securities.

The Company reported minority interest in the gain of consolidated subsidiaries for the year ended December 31, 2007 of $3,551,400.  The minority interest gain in consolidated subsidiaries recorded during the year ended December, 2007 was primarily the minority interest gain of $3,555,900 of Crested.  This amount was offset by a net minority loss of $4,500 from two small consolidated subsidiaries.  On a consolidated basis, all previous minority interest losses of Crested that were absorbed by the Company through consolidation have been fully reinstated through December 31, 2007.

During the year ended December 31, 2006 the Company recognized various other income and expenses which it did not recognize during 2007.  Those items were:

• Loss on the valuation of derivatives of $630,900.  The Enterra units were sold prior to 2007 so no loss was recognized during 2007.

• During 2006 the Company recorded a loss of $3,845,800 on the conversion of Enterra units to shares of Enterra Energy Trust.  During 2007 only those shares owned by a subsidiary company were converted to Enterra Energy Trust shares resulting in a loss of $117,600.

• During 2006 the Company recorded a $10,815,600 gain on the sale of all of its equity ownership in Pinnacle Gas Resources, Inc. (“Pinnacle”).

• During 2006 the Company paid Phelps Dodge Corporation, (“PD”) a $7,000,000 cash litigation settlement fee relating to the return of the Lucky Jack molybdenum property to the Company.

The Company reported a current tax provision of $17,589,200 and a provision from deferred income taxes of $14,777,600 during the year ended December 31, 2007.  This is a significant change from the $235,000 tax provision and deferred tax benefit of $15,096,600 recorded at December 31, 2006.  The change in the tax provision is as a result of the earnings generated from the sale of the uranium assets to Uranium One and those other increases in revenues reported above.  The Company paid $17,250,000 in income taxes during the year ended December 31, 2007.

The net gain of $56,363,200 during the year ended December 31, 2007 resulted in positive retained earnings for the Company of $19,050,900 from an accumulated deficit at December 31, 2006 of $39,101,900.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

During the years ended December 31, 2005 and December 31, 2004 the Company discontinued certain operations. Reclassifications to previously published financial statements have therefore been made to reflect ongoing operations and the effect of the discontinued operations.

Operating revenues were reduced by $36,100 to $813,400 at December 31, 2006 from $849,500 at December 31, 2005 due to lower real estate revenues of $68,300 which was partially offset by an increase in management fees of $32,200.  Revenues from real estate operations decreased primarily as a result of the Company selling one of its office buildings.  Management fees increased due to billable services under the Uranium One and Kobex agreements.  Mineral property holding costs increased by $936,500 during the year ended December 31, 2006 to $2,312,800 as compared to $1,376,300 during 2005.  The increase in mineral property holding costs is due to increased geological and engineering activity on the Company’s mineral properties and holding costs associated with the Lucky Jack molybdenum property and water treatment plant.  The water treatment plant and other Lucky Jack property costs were approximately $125,000 per month.  These costs are being paid by Kobex as capital contributions under the agreement.

The Company recorded a net gain of $10,815,600 on the sale of its equity ownership in Pinnacle during the year ended December 31, 2006.  The Company received $13.8 million in cash as a result of the sale.  From that amount, the Company deducted $2.0 million due to Enterra and its cost basis in Pinnacle of $957,700 for the net gain of $10,815,600.  No similar gain was recorded during 2005.

During the year ended December 31, 2006, the Company recognized $3,063,600 from the sale of assets while during 2005 the Company recognized $1,311,200 from the sale of assets.  This increase of $1,752,400 was primarily due to cash and common stock payments from UPC along with the sale of an office building, $126,500, and the sale of miscellaneous equipment.

Interest revenues increased by $327,100 during the twelve months ended December 31, 2006 over 2005 due to larger sums of cash being invested for longer periods of time during 2006.  Interest expense decreased during the year ended December 31, 2006 by $3,919,600 from 2005 as no major financing activities with prepaid interest and attached warrants were transacted during the year ended December 31, 2006 while there were such financings during the year ended December 31, 2005.  Dividend income increased during the year ended December 31, 2006 over 2005 due to dividends received on the Enterra units.

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

During calendar 2006, the Company recognized a non-cash loss of $630,900 from the valuation of the imbedded derivative associated with the Acquisitions Class D shares.  Further, the Company recorded a non-cash loss of $3,845,800 due to the depressed price of the Enterra units at the time that the Acquisitions Class D shares were exchanged for units of Enterra along with management’s decision to sell the Enterra units during the third quarter of 2006.  During the year ended December 31, 2005, the Company recorded a non-cash gain from the valuation of the imbedded derivative of $630,900.

The Company recognized a loss before benefit from income taxes of $14,279,400 or $0.77 per share during the year ended December 31, 2006.  The Company recorded a benefit from income taxes as a result of the accounting for the valuation allowance and deferred tax assets of $15,096,600 and a current benefit from income taxes of $235,000 due to the refund of prior year taxes paid.  The Company therefore recorded a net gain of $1,052,200 or $0.06 per share for the twelve months ended December 31, 2006 as compared to a gain of $8,841,500 or $0.55 per share during the year ended December 31, 2005.  Operations for year ended December 31, 2005 resulted in a gain as a result of the sale of RMG.  The payment of the $7.0 million settlement to PD was the single largest contributor of the loss incurred during the year ended December 31, 2006.  This settlement was a one time charge to earnings.

Although operations resulted in losses during the year ended December 31, 2006, the Company recorded a net increase of cash of $9,974,800 or $0.54 per share.  This increase in cash is net of the $7.0 million payment to PD and is a result of the sale of the Enterra units and the equity ownership of Pinnacle.

Critical Accounting Policies

Principles of Consolidation – During the year ended December 31, 2007, the Company acquired the minority shareholder ownership of Crested Corp. by issuing 2,876,252 shares of its common stock.  The Company also liquidated all of its subsidiaries with the exception of SGMI of which the Company owns a controlling 54.4% interest.   The Company uses the equity method of accounting in the consolidation of SGMI.  All material inter-company profits, transactions and balances have been eliminated.

Marketable Securities - The Company accounts for its marketable securities as trading available-for-sale.  Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.

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

Assets and Liabilities Held for Sale – Long lived assets that will be sold within one year of the financial statements are classified as current.  At December 31, 2007 the Company believed that its used corporate aircraft would be sold within a twelve month period.

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

Recent Accounting Pronouncements

FIN 48  The Company adopted Financial Accountings Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) and interpretation of FASB Statement No. 109, “Accounting for Income Taxes” on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods and disclosure.  The adoption of FIN 48 had no significant impact on the financial statements of the Company at December 31, 2007.

FAS 141R  In December 2007 FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141 (R)”), to replace FAS 141, “Business Combinations”.  FAS 141 (R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While the Company does not expect that the adoption of FAS 141 (R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

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

FAS 159  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.  We do not believe the adoption of this statement will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FAS 160  In December 2007, the FASB issued Statement of FAS No. 160, “Non controlling Interests in Consolidated Financial Statements”—an amendment of ARB No. 51 , (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

The Company has reviewed other recently issued accounting pronouncements and does not believe that any of those pronouncements will have a material effect on the Company’s financial position or results of operations when adopted.

Future Operations

Management intends to take advantage of the opportunities presented by the recent and future projected market prices for all the minerals with which it is involved.  We intend to acquire new mineral properties and pursue new business opportunities, including real estate development in the communities impacted by significant energy development in the Rocky Mountain region.  Long term, we intend to be prepared to pay our share of the holding and development costs associated with the Lucky Jack property after Kobex completes its option payments and property expenditure obligations.

Effects of Changes in Prices

Mineral Prices

Mineral operations are significantly affected by changes in commodity prices.  As prices for a particular mineral increase, prices for prospects for that mineral typically also increase, making acquisitions of such properties more costly and sales more advantageous.  Conversely, a price decline could enhance acquisitions of properties containing that mineral, but could make sales of such properties more difficult.  Operational impacts of changes in mineral commodity prices are common in the mining industry.

At December 31, 2007 the Company participated in five mineral commodities, molybdenum, oil, gas, gold and uranium.  The Company has not had production from its properties which contain these commodities during the past five years.  The market prices for these commodities have risen to levels, which if maintained, may allow the Company to continue participating with Kobex in permitting and developing, for ultimate production, its molybdenum property, joint venture or sell its gold property and receive royalties from its uranium properties and future payments from Uranium One.  The Company’s multifamily housing could be affected negatively if there was a sustained down turn in the price of coal, gas and oil.  A brief summary of these mineral prices follows:

Molybdenum - The ten year high for dealer molybdenum oxide was $38 per pound in June of 2005 while the ten year low was $2.05 per pound in November 1998.  At December 31, 2007 the mean price of molybdenum oxide was $32.81 per pound and increased to $33.50 per pound during February 2008.  Continued strong demand has outpaced supply over the past several years (deficit market conditions) and has reduced inventory levels throughout the industry.

Oil and Gas – The ten year Cushing, OK WTI spot price for oil reached a high of $94.77 per barrel during November 2007 and was at $91.69 per barrel at December 31, 2007.  The ten year U.S. Natural Gas City Gate Price reached a high of $12.16 per mcf in October of 2005 and was $8.05 in November 2007.  The corresponding ten year low for oil and gas was $11.35 per barrel in December of 1998 and $2.77 per mcf in March of 1999.

Gold - The ten year high for gold was $900 per ounce in December of 2007 while the ten year low was $256.62 per ounce in July of 1999.  The price per ounce increased to $900 per ounce during February 2008.  Our ability to sell our interest in the SGMI gold property will depend on gold prices as well as proven reserves on the property.  Before additional reserves are defined a significant amount of exploration drilling will need to be done.

Uranium – The ten year high for uranium concentrate was $136 per pound in June of 2007 while the ten year low was $7.10 per pound in December of 2000.  At December 31, 2007 the price of uranium concentrate was $90 per pound and decreased to $75 per pound during February 2008.  Although the Company no longer owns uranium properties, the market price for uranium concentrates impacts future cash flows from the uranium properties sold to Uranium One and the potential royalties to be received under the royalty agreement on Green Mountain.  (See sale of uranium properties above)

Contractual Obligations

Contractual obligations at December 31, 2007 consist of debt to third parties of $5,751,400 for the temporary construction financing of the Gillette Wyoming multifamily housing project, executive retirement of $927,000 and asset retirement obligations of $133,400.  The debt will be paid over a period of five years, the executive retirement annually for the 25 to 30 years and the asset retirement obligations will be satisfied during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$5,751,400	$5,560,900	$190,500	$--	$--
Finders Fee on Lucky Jack	184,500	46,400	138,100	--	--
Executive retirement	927,000	152,900	458,700	114,700	200,700
Other long-term liabilities	133,400	--	--	--	133,400
Totals	$6,996,300	$5,760,200	$787,300	$114,700	$334,100

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS

Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders ofU.S. Energy Corp.

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. and Subsidiaries (the Company) as of December 31, 2007 and December 30, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two year-period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Corp. and Subsidiaries, as of December 31, 2007, and December 31, 2006, and the consolidated results of its operations and its cash flows for each of years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, U.S. Energy Corp. and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note B to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, and effective January 1, 2006, the Company adopted as new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/ Moss Adams LLP
Scottsdale, Arizona
March 12, 2008

Report of Independent Registered Public Accounting Firm

U.S. Energy Corp. Board of Directors

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of U.S. Energy Corp. and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Energy Corp. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ EPSTEIN WEBER & CONOVER, PLC

Scottsdale, Arizona
March 3, 2006

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$72,292,200	$16,973,500
Marketable securities
Trading securities	--	123,400
Available for sale securities	480,200	1,148,500
Accounts receivable
Trade	171,700	156,000
Reimbursable project costs	782,100	188,900
Dissolution of subsidiaries	197,600	--
Income taxes	902,900	--
Restricted investments	6,624,700	--
Note receivable	--	560,500
Assets held for sale	1,112,600	9,686,300
Deferred tax assets	59,700	14,321,600
Prepaid expenses and other current assets	105,200	166,500
Total current assets	82,728,900	43,325,200

PROPERTIES AND EQUIPMENT:
Land	2,463,400	711,300
Construction in progress	11,770,800	--
Undeveloped mining claims	21,859,200	788,600
Buildings and improvements	5,182,400	4,869,600
Machinery and equipment	8,599,200	5,194,000
Undeveloped oil & gas properties	2,910,200	--
Total properties and equipment	52,785,200	11,563,500
Less accumulated depreciation,
depletion and amortization	(4,691,700)	(5,454,200)
Net properties and equipment	48,093,500	6,109,300

OTHER ASSETS:
Deferred tax assets	--	610,200
Real estate held for resale	--	1,819,700
Restricted investments	375,500	--
Deposits and other	206,500	37,000
Total other assets	582,000	2,466,900
Total assets	$131,404,400	$51,901,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	December 31,
	2007	2006
CURRENT LIABILITIES:
Accounts payable	$1,589,600	$1,115,000
Accrued compensation expense	275,200	1,190,200
Current portion of long-term debt	5,560,900	937,200
Liabilities held for sale	--	7,375,800
Refundable deposits	--	800,000
Other current liabilities	667,500	177,000
Total current liabilities	8,093,200	11,595,200

LONG-TERM DEBT, net of current portion	190,500	294,900

DEFERRED TAX LIABILITY	6,928,800	--

ASSET RETIREMENT OBLIGATIONS	133,400	124,400

OTHER ACCRUED LIABILITIES	958,600	462,700

MINORITY INTERESTS	--	209,700

FORFEITABLE COMMON STOCK, $.01 par value
-0- and 297,540 shares issued, respectively
forfeitable until earned	--	1,746,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value;
unlimited shares authorized; 23,592,493
and 19,659,591 shares issued net of
treasury stock, respectively	235,900	196,600
Additional paid-in capital	96,560,100	77,481,200
Accumulated surplus (deficit)	19,050,900	(39,101,900)
Treasury stock at cost, -0- and 497,845 shares	--	(923,500)
Unrealized (loss) gain on marketable securities	(256,500)	306,000
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	115,099,900	37,467,900
Total liabilities and shareholders' equity	$131,404,400	$51,901,400

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Real estate operations	$976,200	$217,700	$286,000
Management fees and other	201,500	595,700	563,500
	1,177,700	813,400	849,500

OPERATING COSTS AND EXPENSES:
Real estate operations	384,300	309,700	306,300
Mineral holding costs	2,211,200	2,312,800	1,376,300
Asset retirement obligations	9,000	854,600	(1,709,200)
General and administrative	15,281,600	14,007,000	6,943,000
	17,886,100	17,484,100	6,916,400

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(16,708,400)	(16,670,700)	(6,066,900)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	2,482,800	3,063,600	1,311,200
(Loss) gain on sale of marketable securities	(8,318,400)	(867,300)	1,038,500
Gain on foreign exchange	430,000	--	--
Gain on sale of uranium assets	111,728,200	--	--
Loss from dissolution of subsidiaries	(117,600)	--	--
(Loss) gain from valuation of derivatives	--	(630,900)	630,900
Loss from Enterra share exchange	--	(3,845,800)	--
Gain on sale of investment	--	10,815,600	117,700
Settlement of litigation	--	(7,000,000)	--
Dividends	40,200	147,800	44,700
Interest income	2,816,900	732,300	405,200
Interest expense	(72,300)	(112,600)	(4,032,200)
	108,989,800	2,302,700	(484,000)

INCOME (LOSS) BEFORE MINORITY
INTEREST, DISCONTINUED OPERATIONS
AND PROVISION FOR INCOME TAXES	92,281,400	(14,368,000)	(6,550,900)

MINORITY INTEREST IN (GAIN) LOSS OF
CONSOLIDATED SUBSIDIARIES	(3,551,400)	88,600	185,000

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS AND PROVISION FOR
INCOME TAXES	88,730,000	(14,279,400)	(6,365,900)

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006	2005

DISCONTINUED OPERATIONS, net of taxes
Gain on sale of discontinued segment	--	--	15,533,500
Loss from discontinued operations	--	--	(326,100)
	--	--	15,207,400
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	88,730,000	(14,279,400)	8,841,500

INCOME TAXES:
Current (provision for) benefit from	(17,589,200)	235,000	--
Deferred (provision for) benefit from	(14,777,600)	15,096,600	--
	(32,366,800)	15,331,600	--

NET INCOME	$56,363,200	$1,052,200	$8,841,500

PER SHARE DATA
Basic earnings per share
Income (loss) from continuing operations	$2.75	$0.06	$(0.39)
Income from discontinued operations	--	--	0.94
	$2.75	$0.06	$0.55

Diluted earnings per share
Income (loss) from continuing operations	$2.54	$0.05	$(0.39)
Income from discontinued operations	--	--	0.94
	$2.54	$0.05	$0.55

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	20,469,846	18,461,885	16,177,383

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	22,189,828	21,131,786	16,177,383

The accompanying notes are an integral part of these statements.

U.S. ENERGY & AFFILIATES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
					Unrealized	Unrealized
			Additional		Loss on	Loss on			Unallocated	Total
	Common Stock		Paid-In	Accumulated	Marketable	Hedging	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Deficit	Securities	Activities	Shares	Amount	Contribution	Equity

Balance December 31, 2004	15,231,237	$152,300	$59,545,000	$(49,321,700)	$--	$(436,000)	972,306	$(2,779,900)	$(490,500)	$6,669,200

Net income	--	--	--	8,841,500	--	--	--	--	--	8,841,500
Unrealized gain on
marketable securities	--	--	--		(98,100)	--	--	--	--	(98,100)
Unrealized gain on
hedging activities	--	--	--		--	436,000	--	--	--	436,000
Comprehensive income										9,179,400

Funding of ESOP	56,494	500	262,100	--	--	--	--	--	--	262,600

Sale of Rocky Mountain Gas	--	--	(4,132,300)	326,100	--	--	--	--	--	(3,806,200)

Issuance of common stock
to outside directors	11,475	100	35,500	--	--	--	--	--	--	35,600
Issuance of common stock
from employee stock options	281,641	2,800	170,900	--	--	--	--	--	--	173,700
Issuance of common stock
from stock warrants	910,362	9,100	3,309,300	--	--	--	--	--	--	3,318,400
Issuance of common stock
in stock compensation plan	60,000	600	254,100	--	--	--	--	--	--	254,700
Issuance of common stock
to retire debt	1,942,387	19,500	4,700,600	--	--	--	--	--	--	4,720,100
Treasury stock from the sale
of Rocky Mountain Gas	--	--	--	--	--	--	21,868	(92,500)	--	(92,500)
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	--	5,000	(20,500)	--	(20,500)
Issuance of common stock
to RMG investors	331,538	3,300	1,162,300	--	--	--	--	--	--	1,165,600
Issuance of common stock warrants
attached to company debt	--	--	2,895,700	--	--	--	--	--	--	2,895,700
Issuance of common stock
warrants for services	--	--	190,300	--	--	--	--	--	--	190,300
Reverse merger of SGMI	--	--	1,081,100	--	--	--	--	--	--	1,081,100
Balance December 31, 2005(1)	18,825,134	$188,200	$69,474,600	$(40,154,100)	$(98,100)	$--	999,174	$(2,892,900)	$(490,500)	$26,027,200

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

U.S. ENERGY & AFFILIATES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
					Unrealized
			Additional		Gain (Loss) on			Unallocated	Total
	Common Stock		Paid-In	Accumulated	Marketable	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Deficit	Securities	Shares	Amount	Contribution	Equity

Balance December 31, 2005	18,825,134	$188,200	$69,474,600	$(40,154,100)	$(98,100)	999,174	$(2,892,900)	$(490,500)	$26,027,200

Net income	--	--	--	1,052,200	--	--	--	--	1,052,200
Unrealized gain on
marketable securities	--	--	--		404,100	--	--	--	404,100
Comprehensive income									1,456,300

Funding of ESOP	70,756	700	351,600	--	--	--	--	--	352,300

Release of forfeitable stock	145,200	1,500	850,900	--	--	--	--	--	852,400

Issuance of common stock
to outside directors	3,140	--	18,000	--	--	--	--	--	18,000
Issuance of common stock
from employee stock options	220,022	2,200	195,900	--	--	--	--	--	198,100
Issuance of common stock
from stock warrants	226,015	2,300	819,900	--	--	--	--	--	822,200
Issuance of common stock
in stock compensation plan	57,500	600	290,200	--	--	--	--	--	290,800
Sale of Treasury Stock to
Enterra Energy Trust	--	--	--	--	--	(506,329)	2,000,000	--	2,000,000
Treasury stock from payment
on balance of note receivable	--	--	--	--	--	5,000	(30,600)	--	(30,600)
Vesting of stock options
issed to employees	--	--	273,600	--	--	--	--	--	273,600
Issuance of common stock
warrants for services	--	--	743,200	--	--	--	--	--	743,200
Issuance of common stock
for services	111,824	1,100	635,300	--	--	--	--	--	636,400
Issuance of subsidiary stock	--	--	3,828,000	--	--	--	--	--	3,828,000
Balance December 31, 2006(1)	19,659,591	$196,600	$77,481,200	$(39,101,900)	$306,000	497,845	$(923,500)	$(490,500)	$37,467,900

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

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Unrealized
			Additional		Gain (Loss) on			Unallocated	Total
	Common Stock		Paid-In	Retained	Marketable	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Earnings	Securities	Shares	Amount	Contribution	Equity

Balance December 31, 2006	19,659,591	$196,600	$77,481,200	$(39,101,900)	$306,000	497,845	$(923,500)	$(490,500)	$37,467,900

Net income	--	--	--	56,363,200	--	--	--	--	56,363,200
Unrealized loss on
marketable securities	--	--	--		(726,000)	--	--	--	(726,000)
Deferred income taxes
on the unrealized loss	--	--	--		163,500	--	--	--	163,500
Comprehensive income									55,800,700
Income tax benefit from
pre FAS 123R stock options	--	--	1,242,100	--	--	--	--	--	1,242,100

Change in basis of
minority interests	--	--	--	3,897,900	--	--	--	--	3,897,900

Funding of ESOP	84,995	900	360,400	--	--	--	--	--	361,300

Issuance of common stock
to outside directors	3,812	--	18,000	--	--	--	--	--	18,000
Issuance of common stock
in stock compensation plan	62,500	600	317,900	--	--	--	--	--	318,500
Vesting of stock options
issued to employees	--	--	607,400	--	--	--	--	--	607,400
Issuance of common stock
from employee stock options	1,109,894	11,100	1,959,400	--	--	--	--	--	1,970,500
Issuance of common stock
from stock warrants	359,598	3,600	1,242,900	--	--	--	--	--	1,246,500

Payment of dividend	--	--	--	(2,108,300)	--	--	--	--	(2,108,300)
Adjustments to common stock
warrants	--	--	123,700	--	--	--	--	--	123,700

Release of forfeitable stock	292,740	2,900	1,765,900	--	--	--	--	--	1,768,800

Purchases of treasury stock	--	--	(378,000)	--	--	228,000	(1,047,300)	--	(1,425,300)
Issuance of common stock
for the Crested merger	2,876,252	28,800	13,374,500	--	--	80,000	(40,800)	--	13,362,500

Cancellation of common stock	(856,889)	(8,600)	(2,003,100)	--	--	(805,845)	2,011,600	--	(100)

Issuance of subsidiary stock	--	--	447,800	--	--	--	--	--	447,800
Balance December 31, 2007	23,592,493	$235,900	$96,560,100	$19,050,900	$(256,500)	--	$--	$(490,500)	$115,099,900

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,363,200	$1,052,200	$8,841,500
Adjustments to reconcile net income
to net cash used in operating activities:
Minority interest in the income (loss) of
consolidated subsidiaries	3,551,400	(88,600)	(185,000)
Depreciation	490,000	510,900	386,300
Accretion of asset
retirement obligations	9,000	766,500	366,700
Subsequent recognition and measurement
of asset retirement obligations	--	(105,200)	(2,075,900)
Amortization of debt discount	--	--	3,168,700
Noncash interest expense	--	--	720,000
Deferred income taxes	14,777,600	(15,096,600)	--
Gain on sale of assets to sxr	(111,728,200)	--	--
Gain on sale of assets	(2,482,800)	(3,063,600)	(1,311,200)
Gain on sale of Pinnacle Resources	--	(10,815,600)	--
Gain on foreign exchange	(430,000)	--	--
Loss on valuation of Enterra units	--	3,845,800	--
Loss (gain) on valuation of derivatives	--	630,900	(630,900)
Loss (gain) on sales of marketable securities	8,318,400	867,300	(1,038,500)
Gain on sale of discontinued segment	--	--	(15,533,500)
Proceeds from the sale of trading securities	--	8,304,300	--
Noncash compensation	1,352,400	1,328,600	688,500
Noncash services	141,700	1,525,800	125,900
Net changes in assets and liabilities:
Accounts receivable	(806,500)	(79,400)	(166,000)
Income tax receivable	(902,900)	--	--
Other assets	(248,600)	(153,900)	183,700
Accounts payable	474,600	682,000	(700)
Accrued compensation expense	(958,000)	1,013,100	(4,600)
Refundable deposits	--	800,000	--
Reclamation and other liabilities	377,500	(56,500)	407,300

NET CASH USED IN OPERATING ACTIVITIES	(31,701,200)	(8,132,000)	(6,057,700)

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	$92,250,700	$551,000	$5,916,600
Proceeds from sale of uranium assets	14,022,700	--	--
Proceeds from sale of property and equipment	3,978,000	2,410,600	1,087,400
Proceeds from sale of investments	--	13,800,000	--
Sale of Rocky Mountain Gas	--	--	(270,000)
Acquisition & development of real estate	(7,516,600)	--	--
Acquisition of unproved oil & gas properties	(2,910,200)	--	--
Acquisition of unproved mining claims	(539,900)	(1,604,700)	(710,900)
Acquisition of property and equipment	(6,431,400)	(649,300)	(376,000)
Investment in marketable securities	--	(560,500)	--
Net change in restricted investments	(7,000,200)	(94,100)	13,600
Net change in notes receivable	560,500	(19,800)	53,600
Net change in investments in affiliates	349,400	--	--
NET CASH PROVIDED BY
BY INVESTING ACTIVITIES	86,763,000	13,833,200	5,714,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	3,217,000	1,020,300	3,492,100
Issuance of subsidiary stock	342,000	3,413,800	--
Deferred taxes on employee stock options	1,242,100	--	--
Payment of cash dividend	(2,108,300)	--	--
Proceeds from long term debt	164,100	297,300	4,064,900
Repayments of long term debt	(1,133,800)	(457,800)	(3,380,400)
Purchase of treasury stock	(1,466,200)	--	--
NET CASH PROVIDED BY
FINANCING ACTIVITIES	256,900	4,273,600	4,176,600

Net cash used in operating activities of
discontinued operations	--	--	(453,500)
Net cash used in investing activities of
discontinued operations	--	--	(215,000)
Net cash used in financing activities of
discontinued operations	--	--	(8,500)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	55,318,700	9,974,800	3,156,200

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	16,973,500	6,998,700	3,842,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$72,292,200	$16,973,500	$6,998,700

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$17,250,000	$--	$235,000

Interest paid	$72,300	$112,600	$257,900

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets
through issuance of debt	$5,489,000	$355,800	$113,400

Receipt of marketable securities from
the sale of assets	$99,400,600	$--	$--

Issuance of subsidiary stock to acquire
mining claims	$33,700	$--	$--

Value of common stock issued in
merger of Crested Corp.	$13,403,300	$--	$--

Cancellation of treasury stock	$1,970,900	$--	$--

Conversion of Enterra shares
to tradable units	$--	$13,880,100	$--

Issuance of stock warrants in
conjunction with agreements	$--	$727,300	$--

Satisfaction of receivable - employee
with stock in company	$--	$30,600	$20,500

Issuance of stock as conversion of
subsidiary stock	$--	$--	$1,165,600

Issuance of stock for services	$--	$--	$100,000

Issuance of stock to satisfy debt	$--	$--	$4,000,000

Foreclosure of note receivable Cactus Group	$--	$--	$2,926,400

Issuance of stock warrants in
conjunction with debt	$--	$--	$2,781,200

Unrealized loss/gain	$562,500	$557,000	$--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005

A.           BUSINESS ORGANIZATION AND OPERATIONS:

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966.  U.S. Energy Corp. and subsidiaries (the "Company" or "USE") engage in the acquisition, exploration, holding, sale and/or development of mineral properties. Principal mineral interests are in molybdenum, oil, gas and gold.  Historically, the Company also participated in the acquisition and development of uranium properties with associated commercial real estate operations as well as the sale of uranium concentrates.  During 2007, all of the Company’s uranium assets were sold to sxr Uranium One, Inc. (“Uranium One”) (See Note E).  The Company also historically participated in the development and production of coalbed methane gas through Rocky Mountain Gas, Inc. (“RMG”), which was sold during the year ended December 31, 2005 (See Note L).  During 2007, the Company entered into the multifamily and other commercial real estate business.  No revenues were received from real estate operations during 2007.  (See Note F) The Company did record revenues from the sale of lots at the at its Ticaboo town site in southern Utah prior to the time it was sold to Uranium One.  Sutter Gold Mining Inc. (“SGMI”), a Canadian corporation, manages the Company’s interest in gold properties.

Correction to Classification

The Company has reclassified the equity portion of its balance sheet and its statement of shareholders equity for the years ended December 31, 2005 and 2006.  The correction to classification came as a result of the reclassification of minority interest liability to Additional paid-in Capital (“APIC”).  The Company records sales of stock by a subsidiary in which it does not participate, resulting in a change in the Company’s interest in the carrying value of the subsidiary, as a capital transaction.  The Company had previously misclassified those changes in one of its subsidiaries and a change in the minority interest liability.  The effect of the reclassification at December 31, 2006 and 2005 was to increase equity and reduce the minority interest liability by $4,490,500 and $1,469,100 respectively, from what was previously reported.

Transactions that resulted in the change in minority interest were:

•	During the year ended December 31, 2005, Sutter Gold completed a reverse stock merger with Sutter Gold Mining Inc. resulting in an increase in the Company's interest in Sutter of $1,081,100.

•	During the year ended December 31, 2006, SGMI sold 16,312,000 shares of its common stock resulting in an increase in the Company's interest in Sutter of $3,828,000.

In the opinion of management the error in classification was not material and therefore has not resulted in the amendment of previously filed Form 10K’s based on the following quantitative and qualitative reasons:

•
There is no effect on the Company’s earnings as a result of the reclassification of the minority interest to APIC as the Company recognized all of the SGMI loss for the years ending December 31, 2005, 2006 and 2007 in its consolidated financial statements.

•	The minority interest credit never represented an actual obligation to a third party.
•
The effect on the balance sheet is insignificant in that the misclassification represented approximately 8.7% and 3.9% of the total liabilities and stockholders’ equity at December 31, 2006 and 2005 respectively.

•	The understatement of net equity had no affect on any debt covenants or other financing requirements.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Management's Plan

Management is committed to increasing share holder value, liquidity and continued earnings.  The cash position, liquidity and earnings recorded during the year ended December 31, 2007 are indicative of this commitment.  The Company recorded a net gain after income taxes of $56,363,200 for the year ended December 31, 2007 and had working capital of $74,635,700 at December 31, 2007.

In support of the commitment of management, the Company plans on the following activities during 2008 and beyond:

•
Continue working with Kobex Resources Ltd. (“Kobex”) in the permitting and development of the Lucky Jack molybdenum property (“Lucky Jack”) outside Crested Butte, Colorado.  Management of the Company has two out of five seats on the management committee overseeing the Lucky Jack property.

•
Drill exploratory wells in the U.S. gulf coast region through oil and gas interests purchased in 2007.  Additionally, the Company plans on expanding its investments in the oil and gas sector through additional acquisitions of properties, seismic data and potential producing oil and gas properties.

•
Complete the construction of the multifamily housing development in Gillette, Wyoming and purchase or develop additional properties during 2008.  The diversification into multifamily and other commercial real estate properties is to develop a cash flow stream and ultimately net profits.

•	Acquire producing mineral or oil and gas properties or companies through the investment of both cash and equity.

Budgetary projections made by the Company for calendar 2008 indicate that the Company has ample cash resources to fund these goals as well as its ongoing administrative costs and expenses.

B.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of the Company as of December 31, 2007 include the accounts of the Company and SGMI which was owned 54.4% by the Company at December 31, 2007.  The consolidated financial statements contained in this report for the years ended December 31, 2006 and 2005 also include subsidiaries of the Company which were either merged into the Company or liquidated and dissolved during 2007.  These subsidiaries were majority-owned or controlled subsidiaries: Plateau Resources Limited, (“Plateau”) (100%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMI (54.4%), Yellow Stone Fuels, Inc. (“YSFI”) (49.1%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which was equally owned by the Company and Crested Corp. (“Crested”) (70.9%) until Crested was merged into the Company on November 26, 2007 (See Note C).  The minority interest in operations for Crested is reflected through the date of merger with the Company, November 26, 2007.  Investments in joint ventures and 20 to 50% owned companies are accounted for using the equity method.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  At December 31, 2007 and 2006 the Company had its cash and cash equivalents with several financial institutions.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to hold the securities it owns at December 31, 2007, the Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.

Accounts and Notes Receivable

The Company determines any required allowance by considering a number of factors including length of time trade and other accounts receivable are past due and the Company's previous loss history.  The Company provides reserves for account and note receivable balances when they become uncollectible. Payments subsequently received on such reserved receivables and notes are credited to the allowance for doubtful accounts.  At December 31, 2007 and 2006, there were no provisions of doubtful accounts for account or note receivables.  At December 31, 2007, the Company’s accounts receivable are due from industry partners, reimbursable costs related to Lucky Jack, amounts not yet received from the dissolution of a former subsidiary company and the Internal Revenue Service.  Additionally the Company had accounts receivable from reimbursable project costs relating to costs and expenses paid for by the Company at the Lucky Jack project, the dissolution of subsidiary companies and trade receivables.

Restricted Investments

The Company accounts for cash deposits held as collateral for reclamation obligations, tax deferred real estate sales and purchases and as collateral for construction loan commitments as restricted investments.  Maturities or release dates less than twelve months from the end of the reported accounting period are reported as current assets while maturities or release dates in excess of twelve months from report dates are reported as long term assets.

Assets and Liabilities Held for Sale

Long lived assets and liabilities that will be sold within one year of the financial statements are classified as current.  In the event that assets and liabilities are not sold within a twelve month period of the reporting date, they are re-evaluated to insure that no impairment has taken place and re-classified as long term assets and liabilities.  At December 31, 2007 and 2006, the Company believed that certain of its assets and liabilities would be sold within a twelve month period.  The asset held for sale at December 31, 2007 was a used aircraft with a net book value of $1,112,600.  At December 31, 2006, the Company’s uranium assets in Wyoming, Utah, Colorado and Arizona were reported as assets held for sale.  All capitalized asset balances associated with these uranium assets, including cash bonds pledged as collateral for reclamation liabilities, were therefore classified as Assets Held for Sale as of December 31, 2006.  Likewise all asset retirement obligations as well as any other liability associated with these uranium properties were classified as current Liabilities Held for Sale at December 31, 2006.  The following table sets forth the long lived assets and liabilities which have been classified as assets or liabilities held for sale:

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

	Year Ended December 31
	2007		2006
ASSETS HELD FOR SALE
Marketable Securities held to maturity	$--		$6,883,300	(2)
Mining Claims	--		1,535,500
Property Plant and Equipment	1,760,600	(1)	918,200
Less Accumulated Depreciation	(648,000)	(1)	(225,700)
Other Assets	--		575,000	(3)
	$1,112,600		$9,686,300

LIABILITIES HELD FOR SALE
Asset Retirement Obligation - Current	$--		$178,400
Asset Retirement Obligation - Long Term	--		6,348,800
Other Accrued Liabilities	--		848,600	(4)
	$--		$7,375,800

(1) Used corporate aircraft
(2) Cash investments held by a third party trustee for the reclamation of the Shootaring uranium mill.
(3) Cash investments held by a third party trusted for the reclamation of uranium properties in Wyoming, Utah and Arizona.
(4) Accrued holding costs associated with the Shootaring uranium mill at time of transfer to the Company. This amount has been reduced over time as the Company paid holding costs associated with the mill.

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Mineral Properties

The Company capitalizes all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if the Company subsequently determines that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource.

Oil and gas properties are accounted for using the full cost method.  Capitalized costs plus any future development costs are amortized by the units-of-production method using proven reserves.

The Company has historically acquired substantial mineral properties and associated facilities at minimal cash cost, primarily through the assumption of standby costs, reclamation and environmental liabilities.  Certain of these properties are owned by various ventures in which the Company is either a partner or venturer (See Note E).

Real Estate Held for Sale

The Company classifies Real Estate Held for Sale as assets that are not in production and management has made the decision to dispose of the assets.

During the year ended December 31, 2007, the Company sold the Ticaboo property, which was classified as real estate held for sale at December 31, 2006, for $2.7 million.  As a result of this sale, the Company recorded net income of $472,300 and received net cash proceeds of $2,635,400 (See Note E).

Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  At December 31, 2007, no impairment existed on the consolidated assets of the Company.

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligation."  The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

The following is a reconciliation of the total liability for asset retirement obligations:

	For the years ending December 31,
	2007	2006	2005
Balance January 1,	$124,400	$5,902,200	$8,075,100
Addition to Liability	--	88,100	--
Subsequent recognition and
measurement	--	(105,200)	(2,075,900)
Liability settled	--	--	(463,700)
Accretion Expense	9,000	766,500	366,700
Reclassification to
liabilities held for sale	--	(6,527,200)	366,700
Balance December 31,	$133,400	$124,400	$6,268,900

Revenue Recognition

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are recorded when the service is provided.  Management fees are for operating and overseeing services performed on mineral properties in which the Company participates with joint venture or industry partners.

Stock Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123") defines a fair value based method of accounting for employee stock options or similar equity instruments.  SFAS 123 allowed the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made to net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied.  The Company elected to account for its stock-based compensation plans under APB 25 through 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  Accordingly, prior period amounts have not been restated.  Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 are valued at fair value and recognized on a straight line basis over the service period of the entire award.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

The effect of implementing SFAS 123R was an increase in compensation cost recognized in the years ended December 31, 2007 and 2006 of $607,400 and $273,600, respectively.

The Company has computed the fair values of its options granted using the Black-Scholes pricing model and the following weighted average assumptions:

	Year Ended
	December 31,
	2007	2006	2005
Risk-free interest rate	4.82%	4.53%	4.38%
Expected lives (years)	10.00	4.80	6.75
Expected volatility	48.80%	71.02%	78.10%
Expected dividend yield	--	--	--

To estimate expected lives of options for this valuation, it was assumed options will vest, no forfeiture of options will occur and the options will be exercised at the end of their expected lives.  Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123(R) during the years ended December 31, 2005 the Company's net gain/(loss) and pro forma net gain/(loss) per common share would have been reported as follows:

	Year Ended
	December 31,
	2005
Net gain to common	$8,841,500
shareholders as reported
Deduct: Total stock based
employee expense
determined under fair
value based method
U.S. Energy employee options	(3,617,900)	(1)
Subsidary employee options	(1,013,500)	(2)
Pro forma net loss	$4,210,100

As reported, Basic	$0.55
As reported, Diluted	$0.55
Pro forma, Basic	$0.26
Pro forma, Diluted	$0.25

(1)
Includes the accelerated vesting of 804,000 employee options which were exercisable at $2.46 per share and would have vested at the rate of 268,000 shares each on July 1, 2007, 2008 and 2009.  The options would not have been forfeited had they not been accelerated.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

(2)
On September 2, 2004, the Board of Directors of Crested adopted (and the shareholders approved) the 2004 Incentive Stock Option Plan (the "2004 ISOP") for the benefit of Crested’s key employees. During the year ended December 31, 2005, Crested issued 1,700,000 options under this plan to employees of the Company.  These options were valued for purposes of this footnote using a 4.38% risk-free interest rate, expected lives of 9.4 years and an expected volatility of 107%.  Crested was merged into the Company on November 26, 2007.

Weighted average shares used to calculate pro forma net loss per share were determined by applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

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

SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.  Management believes it is more likely than not that such tax benefits will be realized and a valuation allowance has not been provided.

Net Income Per Share

The Company reports net gain (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128").  SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Common shares held by the ESOP are included in the computation of earnings per share.  Total shares held by the ESOP at December 31, 2007, 2006 and 2005 were 541,735, 525,881 and 455,125 respectively.  Of the shares held by the ESOP 155,811 shares for the years ended December 31, 2007, 2006 and 2005 were held as collateral for loans to the Company.  All shares in the ESOP not held for collateral on the loans to the Company were allocated to participant accounts.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, if dilutive.  Using the treasury stock method there were potential shares relating to forfeitable shares, options and warrants that are included in the diluted earnings per share for 2007.  Potential common shares relating to options and warrants are excluded from the computation of diluted loss per share, because they were anti dilutive.  Dilutive options and warrants totaled 1,719,982, 2,372,361 and 5,928,102 at December 31, 2007, 2006 and 2005, respectively.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
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

Recent Accounting Pronouncements

FIN 48   On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  The provisions of FIN 48 requires the reporting of the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The adoption of FIN 48 did not have a significant impact on the financial statements of the Company.

FAS 141R  In December 2007 FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141 (R)”), to replace FAS 141, “Business Combinations”.  FAS 141 (R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While the Company does not expect that the adoption of FAS 141 (R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

FAS 157  In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions for FAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. We do not believe the adoption of this statement will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FAS 159  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for the Company’s fiscal year beginning January 1, 2008.  We do not believe the adoption of this statement will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

FAS 160  In December 2007, the FASB issued Statement of FAS No. 160, “Non controlling Interests in Consolidated Financial Statements”—an amendment of ARB No. 51 , (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently evaluating the impact of FAS 160 on its consolidated financial statements.

C.           RELATED-PARTY TRANSACTIONS:

Crested Corp.

At a special meeting of shareholders of Crested held on November 26, 2007, a majority of the minority shareholders of Crested voted to approve the January 23, 2007 (as amended on July 31, 2007) Agreement and Plan of Merger for the merger of Crested into the Company.  Immediately following receipt of such approval from the majority of the minority Crested shareholders, the Company (and those of its affiliates that owned Crested stock) voted their Crested shares in favor of the agreement.

The merger was completed on November 27, 2007, and Crested was merged into the Company pursuant to Colorado and Wyoming law.  Crested has ceased to exist and all outstanding shares of Crested have been converted into the right to receive shares of the Company’s common stock.  In accordance with the agreement and the Company’s effective Form S-4 registration statement for the transaction, the Company is issuing 2,876,188 shares of common stock, plus 55 shares of common stock for fractional share rounding, to all former shareholders of Crested (except the Company), on an exchange ratio of 1 share of the Company’s common stock for every 2 Crested shares.  These shares are deemed issued and outstanding as of December 31, 2007.

The acquisition of the remaining minority interest in Crested was accounted for in accordance with the purchase method.  The value of the Company’s shares issued for the Crested minority interest was $13,403,300.  As a result of the issuance of the Company’s common stock to purchase the Crested minority interest shareholders, a non cash increase in mining claims of $20,754,900 was recorded during the fourth quarter of 2007.  This amount represents the excess of the purchase price over the estimated fair value of the tangible assets of Crested at the time of the transaction.  This increase represents the Crested minority shareholder ownership of the Lucky Jack molybdenum property of $13,403,300 and the recognition of a deferred tax liability associated with the merger of $7,351,600 as the increase in the basis of this asset will not be deductible for income tax purposes.  (See Note H).  The Company also capitalized $249,600 in professional services as acquisition costs relating to the Crested merger.

Had the Company acquired the remaining minority interest of Crested Corp. on January 1, 2005, there would have been no change to the consolidated results of operations for the years ended December 31, 2005 and 2006 because Crested Corp. had an accumulated deficit of $11,479,400 and $15,348,300 at December 31, 2006 and 2005 respectively, and the Company therefore recorded 100% of Crested’s results of operations for those years without an allocation to the minority interest.  Had the merger with Crested occurred on January 1, 2005, net income for the year ended December 31, 2007 would have been $58,671,600 with basic earnings per share of $2.54 and diluted earnings per share of $2.37.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Fair value of USE common stock issued, not including
stock-based compensation allocable to USE shares
issued for Crested shares underlying Crested options:	$12,484,300

Fair value of stock-based compensation (USE shares
issued for Crested shares underlying Crested options):	919,000

Capitalized professional services	249,600

Deferred tax liability associated with the merger of Crested	7,351,600
Consideration for Crested merger added to
undeveloped mining claims	$21,004,500

In connection with the merger transaction, Navigant Capital Advisors, LLC acted as financial advisor to the special committee of the Company board of directors, and Neidiger Tucker Bruner Inc. acted as financial advisor to the special committee of the Crested board of directors.  These firms delivered opinions to the Company and Crested, to the effect that the exchange ratio was fair to the Company shareholders, and to the Crested minority shareholders, respectively.

At December 31, 2007, the Company had not finalized its purchase price allocation for the acquisition of the Crested minority interest.  The Company believes that the book value of substantially all of Crested assets and liabilities other than mineral rights estimated the fair value of those net assets at the time of the purchase.  The Company is evaluating all other mineral related assets belonging to Crested at the time of the purchase as well as other tangible assets held by Crested at that time.  There may be allocations to other assets in a future period as a result of the final purchase price allocation.

Sutter Gold Mining Company, Inc.

On March 14, 2007, Sutter reached a Settlement Agreement with the Company regarding: 1) an accumulated debt obligation by Sutter of approximately $2,025,700 at December 31, 2006 for expenditures made by the Company on behalf of SGMI and 2) a Contingent Stock Purchase Warrant between SGMI and the Company.

The Company agreed to accept 7,621,867 shares of SGMI common stock (subject to approval by the Toronto Stock Exchange (“TSX”)).  The debt was therefore paid at negotiated price of $.26 per share.  The price for SMGI stock on March 15, 2007 was $.20 per share.  The Company also agreed to settle the Contingent Stock Purchase Warrant agreement of approximately $4.6 million, in exchange for a 5% net profits interest royalty ("NPIR").  Furthermore, SGMI agreed that the 5% royalty will continue until the Company has recouped the $4.6 million.  Once the $4.6 million is recouped the 5% NPIR shall be converted to a 1% NPIR thereafter.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

On June 20, 2007, the Company established a Line of Credit and Loan Agreement to provide up to $1.0 million of debt funding to SGMI at 12% interest.  The Company and SGMI entered into a settlement agreement on December 21, 2007 to retire the line of credit as a result of SGMI delivering to the Company 225,000 shares of the Company’s common stock, which had been reflected as treasury stock on the Company’s financial statements prior to the date of settlement.  The settlement value of the stock was the five day Volume Weighted Average Price (“VWAP”) from December 14, 2007 to December 20, 2007.  Based on the VWAP price of $4.37 per share, the Company credited SGMI $982,900 which included $12,000 in interest, $723,300 of previously advanced funds under the Line of Credit and an additional cash contribution by the Company of $247,600 at time of closing.

The Company has notified the board of SGMI that it does not plan on funding any additional costs and expenses relating to the SGMI operations.  The Company’s intent is to have SGMI bring in an industry partner to further develop the property and over time allow the Company the opportunity to liquidate its investment position in SGMI.  No contract has been entered into to sell the Company’s interest in SGMI and management can give no assurance of being able to actually sell the Company’s interest.  SGMI is therefore evaluating whether to raise third party investor capital, seek a joint venture or merger partner, and other possibilities.

Other

During 2007, the Company liquidated all of its subsidiary companies with the exception of SGMI.  Those subsidiaries dissolved, and the Company’s ownership percentage at time of dissolution, were Plateau (100%), YSFI (49.1%) and FNG (50.9%).  Assets held by the subsidiary companies were liquidated and distributed to the shareholders of those companies.  The Company also dissolved USECC Joint Venture which was owned jointly with Crested at the time of the merger of Crested into the Company.

D.           MARKETABLE SECURITIES:

Investments in marketable securities consists of the following at December 31.

Trading securities
2006		Market Value

Enterra units		$123,400

Available-for-sale
			Unrealized
2007	Cost	Market Value	(Loss)/Gain

Kobex shares	$703,600	$235,500	$(468,100)
Premier shares	$197,600	$244,700	$48,100
Total	$901,200	$480,200	$(420,000)

			Unrealized
2006	Cost	Market Value	Gain

UPC shares	$677,700	$1,148,500	$470,800
Total	$677,700	$1,148,500	$470,800

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

The Company received $92,250,700 from the sale of Uranium One, UPC and Enterra marketable securities during 2007.

The Company received $8,855,300 during 2006 from the sale of Enterra units, UPC shares and Dynasty shares resulting in a realized loss of $867,300.  During the year ended December 31, 2005, the Company received $5,916,000 and recognized a gain of $1,038,500 from the sale of Enterra units.

E.           MINERAL PROPERTY TRANSACTIONS:

Lucky Jack Molybdenum Properties

On February 28, 2006, the Company re-acquired the Lucky Jack molybdenum property, (formerly the Mount Emmons molybdenum property), located near Crested Butte, Colorado.  The property was returned to the Company by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. (“Amax”).  The Lucky Jack property includes 25 patented mining claims and approximately 520 unpatented mining and or mill site claims, which together approximate 5,400 acres.

On October 6, 2006, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) signed an agreement providing Kobex an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company at the Lucky Jack molybdenum property.  The agreement was amended on December 7, 2006, with an effective date of December 5, 2006.

The total cost to Kobex over an estimated period of five years to exercise the full option will be $50 million in option payments and property expenditures including the costs to prepare a bankable feasibility study plus a cash differential payment if this total is less than $50 million.

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

(1)
Any shortfall in expenditures may be paid direct, in cash.  Except for the initial payment of $3,500,000 in expenditures by March 31, 2008 (which is a firm commitment of Kobex).  At December 31, 2007, Kobex had expended $7.7 million on the project.  If any expenditures amount is not fulfilled and/or option payment is not made by 90 days after the due date, the agreement will be deemed to have been terminated by Kobex.  However, if Kobex fails to incur an expenditures amount and/or does not make an option payment after the date when Kobex has earned a 15% interest, the Company will replace Kobex as manager of the property.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

(2)
Expenditures include (but are not limited to) holding and permitting costs for the Property; geological, geophysical, metallurgical, and related work; salaries and wages; and water treatment plant capital and operating costs.  As of December 31, 2007, Kobex had expended $7.7 million for its payments to the Company and work performed on the property.

(3)	At Kobex’s election, option payments may be made in cash or Kobex common stock at market price on issue date. Kobex may accelerate these payments in advance of the scheduled dates.

(4)
The agreement was approved by the TSX-V on May 23, 2007, and Kobex made the first option payment (US$750,000) by issuing 285,632 shares of Kobex common stock to the Company, valued at the stock market price on May 22, 2007.   Subsequently in 2007, this number of shares has been reduced to 269,932 shares for the Company paying its share of a broker’s fee (see below).

(5)	For this period, Kobex may reduce the option payment by $700,000 by increasing expenditures by that amount, or apportioning the $700,000 between the option payment and expenditures.

Bankable Feasibility Study

Kobex is required to deliver a bankable feasibility study (the “BFS”) for the Lucky Jack property (including confirmation of advance permitting or issuance of a mining permit).  If option payments and expenditures, plus the costs to prepare the BFS, total $50 million before the BFS is completed and delivered to the Company, Kobex and the Company jointly (50% each) shall fund completion of the BFS.

If option payments and expenditures are less than $50 million, then, in order to fully exercise the option to acquire an aggregate 50% interest in the Lucky Jack property, Kobex shall pay the Company the difference between $50 million, and the option payments plus expenditures plus the costs to prepare and complete the BFS.  This amount is the “study cash difference.”  If the BFS is not completed by December 31, 2016, Kobex’s interest will revert to 15% and the Company will assume operatorship of the Lucky Jack property.

Exercise of the Option

The option is exercisable in two stages.  The “option period” is the time between April 3, 2007, and that date when Kobex has earned the additional 35% interest.

First Stage:   When Kobex has incurred an initial $15 million in expenditures, Kobex shall have earned a 15% interest in the Lucky Jack property.

Second Stage:   If Kobex completes the remaining option payments and expenditures and delivers the BFS (and pays the study cash difference, if applicable), Kobex shall have earned an additional 35% interest (for a total of 50%).  This date will be the “50% option exercise date.”

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Exercise of Option.  On the 50% option exercise date, Kobex may either (i) elect to form a joint venture with the Company (50% interest each); or (ii) four months after such date, offer the Company an election to form the joint venture and have Kobex arrange all future financing for all operations on the Lucky Jack property, for an additional 15% interest to Kobex (for a total 65% interest in the joint venture); or (iii) offer the Company an election to have Kobex acquire all the outstanding securities of an entity formed by the Company to hold its joint venture interest, for Kobex stock, with the purchase price determined by negotiation or an independent valuator. If option (iii) is elected by the Company, the total number of Kobex shares issued to the Company shall not be greater than 50% of the issued and outstanding shares of Kobex at the time the election is completed.

Throughout the option period, Kobex shall be the manager of all programs on the property, and its activities shall be subject to the direction and control of a management committee.  The management committee shall have four members (two each from the Company and Kobex); in the event of a tie, the Kobex members shall have the casting vote.  A technical committee, also with two members from each party, shall provide technical assistance to the management committee.

The Joint Venture

After the 50% option exercise date, a joint venture (the “Lucky Jack Joint Venture”) shall be deemed formed between the Company and Kobex, to hold and explore the Lucky Jack property; if feasible, develop a mine on the property; and for so long as feasible, operate the mine and produce minerals from the property.  The Company and Kobex each shall have a 50% interest in the joint venture and shall be obligated to contribute funds to adopted programs and budgets in proportion to their interests.

When the joint venture is formed, Kobex will be the manager, subject to the direction and control of a management committee (which may be the same as the management committee during the option period).

Broker’s Fee

Kobex has agreed to pay a Cdn$463,700 broker’s fee in connection with the agreement, of which the Company is responsible for 50% (Cdn$231,900).  The initial payment by Kobex in 2007 was Cdn$348,700; the Company’s portion was Cdn$174,400, of which it reimbursed (in 2007) 50% to Kobex by returning to Kobex 17,700 of the Kobex shares paid on the first option installment.  The remainder of the initial payment will be reimbursed to Kobex by the Company in March 2008, in cash if Kobex pays the option installment then due in cash, or as a reduction in the number of Kobex’s shares if Kobex pays the option in stock.  The balance of the total fee (Cdn$115,000) is to be paid by annual installments of Cdn$28,800 on December 31, 2008 through 2011 (assuming the Kobex agreement still is in effect at each date).  The Company’s portion will be Cdn$14,400 annually.

Continuing Royalty held by the Company

The Company will continue to retain a 6% gross overriding royalty on production from the Lucky Jack property, under the Amended and Restated Royalty Deeds and Agreement dated May 29, 1987 between USE, Crested, and Mt. Emmons Mining Company.  The Company’s 6% royalty will be reduced to 5.1% when Kobex earns a 15% interest in the property, and will be reduced again to 3% when Kobex earns a 50% interest in the property.  Kobex also has an option to eliminate an additional 1% of the 3% royalty for $10 million.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Oil and Gas Exploration – Gulf Coast Region

The Company entered into an Exploration and Area of Mutual Interest Agreement (the “E&AMI Agreement”) with an independent oil and gas exploration and production company (the “E&P Company”), which relates to three prospect areas in the Gulf Coast region of the United States.  In connection with that agreement, the parties have also signed an Operating Agreement, whereby the E&P Company will be the operator. The E&AMI Agreement provides the Company with the right, through September 13, 2011, to acquire a 20% working interest in each lease acquired by the E&P Company, within any of the three prospect areas.

At December 31, 2007, the Company has paid approximately $2.9 million for our 20% interest of lease acquisition costs within each of the first two areas, and for our share of seismic data reprocessing and reinterpretation costs.  This investment has been capitalized as undeveloped oil and gas properties in the accompanying balance sheet at December 31, 2007.  Presently, the anticipated drilling and completion costs for three wells are projected by the E&P Company to be $4.5 million ($1.5 million each); with drilling expected to commence in May of 2008.  The actual number of wells to be drilled will depend upon ongoing drilling and completion results.  In 2008, Management projects to spend in excess of $750,000 for the Company’s share of additional seismic work on the areas.

If the E&P Company is presented with opportunities to participate in other companies’ acreage positions within any of the three areas identified in the E&AMI Agreement, the Company will have the opportunity to participate on a 20% working interest basis (proportionately reduced for the interest acquired by the E&P Company).

The Company has also entered into a Management Engagement agreement (for a term of three years) with a management company affiliated with Wildes Exploration (“Wildes”).  Wildes will be paid $50,000 annually for consulting and management services for each of the three areas under the E&AMI Agreement (not to exceed $100,000 in any calendar year), starting in each area with the date when seismic data for an area has been reprocessed by a third party and reinterpretation by the E&P Company for lease acquisition purposes has commenced.

Pursuant to the Management Engagement agreement, the Company will also assign to Wildes a Working Interest (“WI”) of 15% of the Company’s 20% WI (or a 3% net WI) after the Company has recovered 100% of all of its costs plus a 6% interest compounded annually for each producing well drilled and completed within such AMI.  This WI will increase to 20% of the Company’s 20% WI (or a 4% net WI) after the Company has recovered 200% of its costs from each producing well within such AMI.  This assignment will cover all wells drilled and completed in the particular area under the E&AMI Agreement.  From the assignment date forward, Wildes will be responsible for its proportionate share of all of the WI costs associated with the wells in accordance with the Operating Agreement.

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

On December 29, 2004, a majority of SGMC was acquired by SGMI ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver, B.C. SGMI is traded on the TSX Venture Exchange. Approximately 90% of SGMC's common stock was exchanged for 40,190,647 shares of SGMI common stock.  At December 31, 2007, the Company owned and controlled 54.4% of the common stock of SGMI.

The Company has notified the board of SGMI that it does not plan on funding any additional costs and expenses relating to the SGMI operations and that it intends to sell its interest in SGMI.  No contract has been entered into to sell the Company’s interest in SGMI and management can give no assurance of being able to actually sell the Company’s interest.  SGMI is therefore evaluating whether to raise third party investor capital, seek a joint venture or merger partner, and other possibilities.

Sale of Mineral Interests

Uranium Power Corp. (“UPC”) – Uranium

On December 8, 2004, the Company entered into a Purchase and Sale Agreement with Uranium Power Corp. (“UPC”), a British Columbia corporation (TSX-V “UCP-V”) for the sale to UPC of an undivided 50% interest in the Sheep Mountain properties located in Wyoming.  Under the terms of the agreement, certain cash and stock payments were made to the Company through the first quarter of 2007.  On April 20, 2007 all of the Company’s rights under the UPC agreement were sold to Uranium One (See sale of Uranium properties to Uranium One below).

Uranium One Asset Purchase Agreement (“Uranium One”) - Uranium

On April 30, 2007, the Company and certain of its private subsidiary companies, completed the sale of uranium assets by closing the February 22, 2007 Asset Purchase Agreement (the “APA”) with sxr Uranium One Inc. (“Uranium One,” headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “UUU”)), and certain of its private subsidiary companies.

At closing, the Company sold its uranium assets (the Shootaring Canyon uranium mill in Utah, unpatented uranium claims in Wyoming, Colorado, Arizona and Utah and geological data information related to the claims), and the Company’s contractual rights with UPC, to subsidiaries of Uranium One, for consideration (purchase price) comprised of:

Consideration received at closing:

Cash and Uranium One stock:

•  $750,000 cash (paid in advance on July 13, 2006) and recorded as a refundable deposit.

•
6,607,605 Uranium One common shares.  On April 30, 2007, the Uranium One common shares closed at CAD$16.65 per share on the TSX (approximately USD$15.04).  The Company sold the Uranium One shares during 2007 for $90,724,000.

•
$6,606,000 cash, comprised of (i) $5,020,900 as a “UPC-Related Payment” to pay the Company for transferring to Uranium One their contractual rights with UPC; and (ii) $1,585,100 in reimbursements for the Company’s property expenditures from July 10, 2006.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

(i)       UPC-Related Payment:

• $3,013,600 as the net present value of $3,100,000 in future cash payments owed by UPC to the Company under the purchase and sale agreement for UPC to buy a 50% interest in certain of the Company mining properties (as well as the mining venture agreement between the Company and UPC, to acquire and develop additional properties, and other agreements).  At February 22, 2007, the future payments amount was $4,100,000, however, prior to the closing of the Uranium One contract, UPC paid the Company $1,000,000 of that amount.

and

• $2,007,300 as the net present value of the 1,500,000 shares of UPC stock to have been issued in the future by UPC to the Company under the purchase and sale agreement.  The UPC stock was priced at a 5.25% annual discount rate applied to the volume weighted average closing price of UPC stock for the ten trading days ended April 25, 2007.

(ii)	Reimbursements:

•	$1,585,100 for property acquisition and exploration costs, and Shootaring Mill holding expenses.

Net cash paid to the Company by Uranium One at closing was $6,602,700 after deduction of $3,300 for prorated property taxes paid by the Company. Of the cash paid as reimbursable costs, $88,000 was escrowed for resolution of work related to some of the mining claims.  After closing the Company also received an additional $7,420,000 from the release of cash reclamation bonds which were assumed by Uranium One at closing.

The net gain on the sale of the uranium assets to Uranium One is as follows:

Revenues from sale of assets to sxr Uranium One
Release of refundable deposit	$750,000
Relief from Asset Retirement Obligations	6,527,200
Relief from accrued holding costs on uranium mill	848,600
sxr Uranium One purchase of UPC position	5,020,900
Reimbursable Costs	1,585,100
Receipt of sxr Uranium One common stock	99,400,600

114,132,400

Cost of sale of assets to sxr Uranium One
Mining Claims	1,535,500
Property Plant and Equipment - net	692,500
Pro-ration of property taxes	3,300
Accrued costs from January 1, 2007 to April 30, 2007	172,900

2,404,200

Net gain before income taxes	$111,728,200

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Assumption of assumed liabilities:

•
Uranium One has assumed certain specific liabilities associated with the sold assets, including (but not limited to) those future reclamation liabilities associated with the Shootaring Canyon Mill in Utah, and the Sheep Mountain properties.  The Company’s cash bonds were released and the cash will be returned by the regulatory authorities.

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

The Company holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming.  This interest was not included in the sale of uranium assets to Uranium One.

The Company and Uranium One have entered into an agreement by which, for two years, Uranium One has the first opportunity to earn into or fund uranium property interests which may in the future be owned or acquired by the Company within the five mile area surrounding each of the properties sold to Uranium One on April 30, 2007.

On October 29, 2007, Uranium One purchased the Ticaboo commercial property associated with uranium assets sold to Uranium One in a transaction separate from the April 2007 sale of uranium assets, for $2,700,000.  The property included a motel, restaurant/lounge, convenience store and a boat storage/service facility, a 149-unit mobile home park, a single-family residential subdivision with 98 lots and an RV park.  Cash proceeds from the sale of the Ticaboo property were $2,635,400.  At December 31, 2007, the Company held $1,794,600 in a third party administered restricted investment account for a potential deferred tax real estate transaction (See Note N, Subsequent Event).  The Company recorded a gain on the sale of assets from the sale of the Ticaboo property of $472,300.

Rocky Mountain Gas, Inc.

In 1999, the Company and Crested organized Rocky Mountain Gas, Inc. (“RMG”) to enter into the coalbed methane gas/natural gas business. On June 1, 2005, Enterra US Acquisitions Inc. (a privately-held Washington corporation organized by Enterra Energy Trust (“Enterra”) acquired all the outstanding stock of RMG.  The Company and its subsidiaries received shares of Enterra for the sale of RMG.  All shares received have been sold as of December 31, 2007.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

For further discussion of the sale of RMG please see Note L, Discontinued Operations.

Pinnacle

On June 23, 2003, RMG, Carrizo Oil and Gas, Inc. and seven affiliates of Credit Suisse First Boston Private Equity formed Pinnacle Gas, Inc. (“Pinnacle”).  In exchange for the contribution of coal bed methane properties, RMG received 37.5% of the common stock of Pinnacle common stock as of the closing date and options to purchase Pinnacle common stock.   In September 2006, the Company sold its Pinnacle shares in a private transaction for $13.8 million cash, and recorded a gain on the transaction of $10.8 million.

F.           ENERGY SECTOR HOUSING

Remington Village – Gillette, Wyoming.  The Company is developing a nine building Class A multifamily apartment complex, with 216 units on 10.15 acres (purchased in 2007) located in Gillette, Wyoming.  At March 12, 2008, overall project construction is about 60% complete, with 2 buildings finished and occupied by tenants.  Remaining buildings should be ready for occupancy by the end of 2008.  The apartments are a mix of one, two, and three bedroom units, and a clubhouse and family amenities are still under construction.  All construction is being conducted by a third party contractor.

A commercial bank is providing construction financing of up to $18.5 million.  Total cost to buy the land, pay a developer’s fee, obtain permits and entitlements, site work and construction, is estimated at $26 million.  Pursuant to the 2007 loan agreement the Company has invested $7.0 million cash equity into the project (including $1,247,700 for land purchase).  At December 31, 2007, the outstanding balance on the construction loan was $5.5 million.  The interest rate on the loan balance at December 31, 2007 was 6.8812% based on LIBOR, and interest is payable monthly.  Loan maturity is March 1, 2009 (extendable to September 1, 2009 at our election).  Obtaining permanent financing is expected to be subject to the project meeting the lender’s customary appraised value requirements.

Riverton, Wyoming  On December 28, 2007, we purchased 13.84 acres of undeveloped land at the corner of North 8th and Sunset, Riverton, Wyoming, for $500,400 cash.  We may develop this property for multifamily housing, or other purposes.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

G.           DEBT

As of December 31, 2007 and 2006 the Company had current and long term liabilities associated with the following funding commitments:

Other current liabilities:
	December 31,
	2007	2006
Retainage on construction in progress	$517,300	$--
Employee health insurance self funding	48,200	60,000
Deferred rent	29,500	28,200
Security deposits	2,800	--
Accrued expenses	2,700	21,800
Mineral property lease	67,000	67,000
	$667,500	$177,000

Other long term liabilities:
Accrued retirement costs	$774,100	$462,700
Accrued expenses	184,500	--
	$958,600	$462,700

Long-term Debt

The components of long-term debt as of December 31, 2007, and 2006 are as follows:

	December 31,
	2007	2006
Installment notes - collateralized
by equipment; interest at 5.25%
to 9.00%, maturing in 2008-2011	$262,400	$1,232,100
Real estate construction note - collateralized
by property, interest at 6.88%	5,489,000	--
	5,751,400	1,232,100
Less current portion	(5,560,900)	(937,200)
	$190,500	$294,900

Principal requirements on long-term debt are $5,560,900, $75,000, $78,000, $37,500 and $-0- for the years ended December 31, 2008 through 2012, respectively.

The Company has a $5,000,000 line of credit from a commercial bank.  The line of credit has a variable interest rate (7.75% as of December 31, 2007).  As of December 31, 2007, none of the line of credit had been drawn down.  The line of credit is collateralized by certain real property and a corporate aircraft.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

H. INCOME TAXES:

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Year	Year
	Ended	Ended
	December 31, 2007	December 31, 2006
Consolidated book income before income tax	$88,730,000	$(14,279,400)
Equity income from non consolidated tax subsidiary	$3,551,400	$(88,600)
Add back losses from non consolidated tax subsidiaries	$2,009,700	$1,962,900
Prior year true-up and rate change	$(265,100)	$(3,470,000)
Increase (decrease) in valuation allowances		$(17,201,700)
Crested's prior year NOL and AMT credit		$(12,353,300)
Permanent differences	$(2,549,300)	$1,625,600
Taxable income before temporary differences	$91,476,700	$(43,804,500)

Expected federal income tax expense (benefit)35%	$32,016,800	$(15,331,600)

Federal deferred income tax expense (benefit)	$14,777,600	$(15,096,600)
Federal current expense (benefit)	17,239,200	$(235,000)
Total federal income tax expense (benefit)	$32,016,800	$(15,331,600)
Current state income tax expense net of
federal tax benefit	350,000	--
Total provision (benefit)	$32,366,800	$(15,331,600)

Current income taxes receivable at December 31, 2007 is comprised of $902,900 of federal income taxes. The amount of current income taxes receivable has been increased by $1,242,100 benefit from the exercise of pre-123R nonqualified stock options and warrants which result in an increase to paid in capital.  There were no current taxes payable at December 31, 2006.

The components of deferred taxes as of December 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Deferred tax assets:
Deferred compensation	$436,300	$589,000
Accrued reclamation	38,500	879,100
Tax basis in excess of book	200,400	--
Net operating loss carry forwards	--	14,525,100
Tax credits (AMT credit carryover)	--	44,200
Non-deductible reserves and other	59,700	2,900
Total deferred tax assets	734,900	16,040,300

Deferred tax liabilities:

Book basis in excess of tax basis	(7,604,000)	(179,900)
Accrued reclamation	--	(926,400)
Non-deductible reserves and other	--	(2,200)
Total deferred tax liabilities	(7,604,000)	(1,108,500)

Net deferred tax assets/(liabilities)	(6,869,100)	14,931,800
Valuation allowance	--	--
Net deferred tax assets/(liabilities)	$(6,869,100)	$14,931,800

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at December 31, 2007 and December 31, 2006 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

The tax basis over book in the schedule above relates primarily to the difference in the book and tax bases of marketable securities available for sale.  The book basis in excess of tax basis in the schedule above relates primarily to the $7,351,600 difference created form the excess of the purchase price over the carrying value of the assets of Crested acquire in the purchase of the remaining minority interest of Crested (Note C).  The decrease in net deferred tax assets was largely the result of the utilization of net operating losses and the relief of accrued reclamation liabilities resulting from the Uranium One sale.  The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at December 31, 2007 or December 31, 2006.

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

I. SEGMENTS AND MAJOR CUSTOMERS:

The Company was only involved in one business segment, commercial activities which include operations managed by third parties and the sale of real estate lots at the Company’s Ticaboo property in southern Utah, during the years ended December 31, 2007 and 2006.

J. SHAREHOLDERS’ EQUITY:

During 2007, the Company issued 4,497,051 shares of common stock and released 292,740 previously forfeitable shares of its common stock.   Issued shares consist of 84,995 shares issued for the 2007 ESOP funding requirement, 3,812 shares issued to independent directors, 62,500 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, 1,109,894 net shares issued as a result of the exercise of employee options, 359,598 shares issued from warrants that were exercised and 2,876,252 shares to the minority shareholders of Crested (See discussion on Crested merger above in Note C).

During 2007, the Company also cancelled a total of 856,889 shares of its common stock which was held in treasury.  For a discussion of Treasury shares that were cancelled and Forfeitable shares that were released or cancelled please refer to the discussion below.  In addition to treasury shares and forfeitable shares that were cancelled, the Company cancelled shares of its common stock that were held by two limited partnerships.  The partnerships had been organized in 1977 and 1978 for the exploration of minerals.  All limited partners were bought out of their ownership in the partnerships and the only remaining assets were the shares of the Company.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Dividend

 On June 22, 2007, the Company declared a one time dividend to shareholders of record on July 6, 2007 of $0.10 per share or $2,108,300.  The Company may declare dividends in the future but we expect to retain the majority of earnings and cash to fund investments and business development.

Stock Buyback Plan

On June 22, 2007, the Company announced a stock buyback plan to purchase up to $5.0 million of its common stock.  As of December 31, 2007, the Company had purchased 228,000 shares at an average price per share of $4.59 or $1,047,300.

Treasury Shares

As of December 31, 2006, the Company reported 497,845 shares of Treasury stock.  These shares were obtained as a result of historical stock buyback plans, shares owned by consolidated subsidiaries and cancellation of debt.  During 2007, the Company acquired an additional 228,000 shares of common stock through a stock buyback plan which was initiated by the board of directors of the Company on June 22, 2007.  An additional 80,000 treasury shares were received by the then consolidated subsidiaries of the Company as a result of the merger of Crested.

As a result of the liquidation of subsidiaries referenced in Note C, the company cancelled all shares held by these subsidiaries as well as the treasury shares it held.  The following table presents the treasury shares cancelled during 2007:

	Balance at 12/31/06	Shares Acquired During 2007		Balance at 12/31/07
Plateau Resources Limited	125,556	30,000	(1)	155,556	(2)
Sutter Gold Mining Company, Inc.	175,000	50,000	(1)	225,000	(3)
Yellow Stone Fuels, Inc.	21,868	--		21,868	(2)
Owned by U.S. Energy	175,421	--		175,421
2007 Stock Buy Back Plan	--	228,000		228,000	(4)
	497,845	308,000		805,845

Cancellation of Treasury Shares				(805,845)
				--

(1) Shares received in exchange of Crested shares at time of merger into the Company.
(2) Shares distributed to the Company upon dissolution of subsidiary company.
(3) Shares delivered to the Company in satisfaction of $1.0 million line of credit.
(4) Shares purchased pursuant to a stock purchase plan authorizing the purchase of up to $5.0 million of the Company's common stock. At December 31, 2007 $3.9 million was available under the stock buy back plan.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Forfeitable Shares

Certain of the shares previously issued to officers, directors, employees and third parties were forfeitable if certain conditions were not met. These shares have historically been reflected outside of the Shareholders' Equity section in the accompanying consolidated balance sheet for the year ended December 31, 2006. On June 22, 2007, the shareholders of the Company voted to release 181,060 of these previously forfeitable shares and an additional 112,680 forfeitable shares that had fully vested were released in January 2007.  Additionally, the shareholders approved the payment of $806,700 in personal income taxes attributable to the forfeitable shares released to officers as they are under agreement not to sell, pledge or in any other way convert the shares during the term of their employment. The Company also cancelled 4,800 of previously forfeitable shares which were not earned by a former employee.

The Company recorded $205,800 of compensation expense for the year ended December 31, 2007 compared to $126,100 and $171,100 for the years ended December 31, 2006 and 2005 respectively.

Sale of Sutter Gold Shares

During 2007, SGMI issued 7,621,867 shares of its common stock to the Company in payment of $2,025,700 of debt (See Note C).  Additionally, SGMI issued 111,111 shares valued at $33,700, for the purchase of mining properties and issued 15,000 shares as a result of the exercise of employee options.

Stock Option Plans

The Board of Directors adopted the U.S. Energy Corp. 1989 Stock Option Plan for the benefit of the Company’s employees.  The Option Plan, as amended and renamed the 1998 Incentive Stock Option Plan (“1998 ISOP”), reserved 3,250,000 shares of the Company’s $.01 par value common stock for issuance under the 1998 ISOP.  Options which expired without exercise were available for reissue until the 1998 ISOP was replaced by the 2001 ISOP.  Options granted under the 1998 ISOP remain exercisable until their expiration date under the terms of that Plan.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

During the years ended December 31, 2007, 2006 and 2005 the following activity occurred under the 1998 ISOP:

	Year ended December 31,
	2007		2006		2005
Grants
Qualified	--		--		--
Non-Qualified	--		--		--
	--		--		--

Price of Grants
High	--		--		--
Low	--		--		--

Exercised
Qualified	141,687		83,529		142,907
Non-Qualified	481,566		20,109		55,234
	623,253		103,638		198,141
Total Cash Received	$546,400	(1)	$-	(2)	$132,600	(3)

Forfeitures/Cancellations
Qualified	--		--		--
Non-Qualified	--		--		--
	--		--		--

(1) In addition to the cash exercise of options, shares valued at $890,400 were exchanged for the exercise of 402,780 of the total shares exercised.

(2) All options were exercised by the exchange of 46,863 shares valued at $254,600.

(3) In addition to the cash exercise of options, shares valued at $389,600 were exchanged for the exercise of 142,907 of the total shares exercised.

In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of the Company's employees.  The 2001 ISOP (amended by approval of the shareholders in 2004 and 2007) reserves for issuance 25% of the Company’s shares of common stock issued and outstanding at any time.  The 2001 ISOP has a term of 10 years.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

During the years ended December 31, 2007, 2006 and 2005 the following activity occurred under the 2001 ISOP:

	Year ended December 31,
	2007		2006		2005
Grants
Qualified	1,310,400		25,000		13,160
Non-Qualified	247,600		--		686,840
	1,558,000		25,000		700,000

Price of Grants
High	$4.97		$4.09		$3.86
Low	$4.97		$4.09		$3.86

Exercised
Qualified	342,220		169,393		225,426
Non-Qualified	454,051		79,865		79,303
	796,271		249,258		304,729
Total Cash Received	$1,424,100	(1)	$198,100	(2)	$173,700	(3)

Forfeitures/Cancellations
Qualified	197,029				65,000
Non-Qualified	49,400				--
	246,429		--		65,000

(1) In addition to the cash exercise of options there were 145,729 shares valued at $792,600 exchanged for exercises of 328,047 options.

(2) In addition to the cash exercise of options there were 132,874 shares valued at $687,200 exchanged for exercises of 177,952 options.

(3) In addition to the cash exercise of options shares valued at $557,300 were exchanged for the exercise of 240,404 of the total shares exercised.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

A summary of the Employee Stock Option Plans activity in all plans for the year ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning
of the period	3,927,880	$2.92	4,255,776	$2.88	4,123,646	$2.66
Granted	1,558,000	$4.97	25,000	$4.09	700,000	$3.86
Forfeited	(246,429)	$4.89	--	--	(65,000)	$2.46
Expired	--	--	--	--	--	--
Exercised	(1,419,524)	$2.57	(352,896)	$2.51	(502,870)	$2.50
Outstanding at period end	3,819,927	$3.75	3,927,880	$2.92	4,255,776	$2.88
Exercisable at period end	2,486,927	$3.10	3,902,880	$2.91	4,017,776	$2.90

Weighted average fair
value of options
granted during
the period		$3.28		$3.38		$3.64

The exercise of 1,419,524 options during the year ended December 31, 2007 resulted in the net issuance of 1,109,894 shares.  The options were exercised due to the payment of cash for 688,697 shares and cashless exercise of 730,827 options as a result of the cancellation of 309,630 shares.

The exercise of 352,896 options during the year ended December 31, 2006 resulted in the net issuance of 220,022 shares.  The options were exercised due to the payment of cash for 71,307 shares and cashless exercise of 281,589 options as a result of the cancellation of 132,874 shares.

The exercise of 502,870 options during the year ended December 31, 2005 resulted in the net issuance of 281,641 shares.  The options were exercised due to the payment of cash for 71,859 shares and cashless exercise of 431,011 options as a result of the cancellation of 221,229 shares.

The option related compensation expense is recognized over the vest period of the options based on the Black Scholes model which utilizes anticipated no forfeitures of Company options as well as volatility in the market price of the Company’s common stock.

No option related compensation expense was recognized for options which vested prior to the adoption of FAS 123R.  Prior to the adoption of FAS 123R, the Company accounted for option compensation pursuant to APB Opinion No. 25.  The following table sets forth the option compensation related expense reported for the years ended December 31, 2006 through the vesting period of the employee options outstanding at December 31, 2007:

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

			Option Related Compensation Expense for the Year Ended December 31,
Year Ended	Options	Total
December 31,	Granted	Expense	2006	2007	2008	2009	Thereafter
2004	1,272,000	$273,600	$273,600	$-	$-	$-	$-
2005	700,000	-
2006	25,000	84,500	-	15,300	12,100	12,000	45,100
2007	1,558,000	5,110,200	-	592,100	1,371,600	1,369,200	1,777,300
	3,555,000	$5,468,300	$273,600	$607,400	$1,383,700	$1,381,200	$1,822,400

The following table summarized information about employee stock options outstanding and exercisable at December 31, 2007:

	Options	Weighted		Options
	Outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2007	life in years	price	2007	price

$2.25	203,946	3.93	$ 2.25	203,946	$ 2.25
$2.26 - $2.40	461,832	3.03	$ 2.40	461,832	$ 2.40
$2.41 - $2.46	591,019	6.50	$ 2.46	591,019	$ 2.46
$2.47 - $2.88	77,782	0.74	$ 2.88	77,782	$ 2.88
$2.89 - $3.86	573,768	7.78	$ 3.86	573,768	$ 3.86
$3.87 - $3.90	575,009	3.93	$ 3.90	575,009	$ 3.90
$3.91 - $4.09	3,571	8.75	$ 4.09	3,571	$ 4.09
$4.10 - $4.97	1,333,000	9.57	$ 4.97	-	$ -

	3,819,927	6.70	$ 3.75	2,486,927	$ 3.10

The following table sets forth the number of options available for grant as well as the intrinsic value of the options outstanding and exercisable:

	2007	2006	2005
Available for future grant	2,617,810	1,166,905	775,756
Intrinsic value of option exercised	$4,227,900	$994,300	$1,270,300
Aggregate intrinsic value of options outstanding	$2,852,700	$8,378,300	$6,399,800
Aggregate intrinsic value of options exercisable	$2,852,700	$8,354,300	$5,942,800

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
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

An employee’s total compensation paid, which is subject to federal income tax, up to an annual limit of $225,000, $220,000 and $210,000 for the years ended December 31, 2007, 2006 and 2005, respectively, is the basis for computing how much of the total annual funding is contributed into his or her personal account.  An employee’s compensation divided by the total compensation paid to all plan participants is the percentage that each participant receives on an annual basis.  The Company funds 10% of all eligible compensation annually in the form of common stock and may fund up to an additional 15% to the plan in common stock.  As of December 31, 2007, all shares of the Company’s stock that have been contributed to the ESOP have been allocated.  The estimated fair value of shares that are not vested is approximately $191,200.

During the year ended December 31, 2007, the Board of Directors of the Company approved a contribution of 84,995 shares to the ESOP at the price of $4.25 for a total expense of $361,300.  This compares to contributions to the ESOP during the year ended December 31, 2006 and 2005 of 70,756 and 56,494 shares to the ESOP at prices of $4.98 and $4.65 per share, respectively.  The expense for the contributions during the years ended December 31, 2006 and 2005 were $352,300 and $262,600, respectively.

During prior years, the Company loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market.  The Company paid the ESOP 2,350 shares as dividends on the shares the ESOP had purchased.  During the year ended May 31, 1996, 10,089 of these shares were used to fund the Company's annual funding commitment and reduce the loan to the Company by $87,300.  During a previous year, the loans were also adjusted by $436,500 to reflect their value at the time.  The loans at December 31, 2007 are reflected as unallocated ESOP contribution of $490,500 in the equity section of the accompanying consolidated balance sheets and are secured by 155,811 unallocated shares purchased under the loan.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Warrants to Others

As of December 31, 2007, there were 1,445,585 warrants outstanding to purchase shares of the Company's common stock.  The Company values these warrants using the Black-Scholes option pricing model and expenses that value over various terms based on the nature of the award.  Activity for the periods ended December 31, 2007 for warrants is represented in the following table:

	Year ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning
of the period	1,821,323	$3.57	1,672,326	$3.44	1,505,174	$3.35
Granted	31,215	$3.28	425,012	$4.39	1,396,195	$3.70
Forfeited			-		(316,968)	$3.41
Expired	(47,355)	$3.72	(50,000)	$3.63	(1,713)	$3.00
Exercised	(359,598)	$3.47	(226,015)	$3.84	(910,362)	$3.65
Outstanding at period end	1,445,585	$3.58	1,821,323	$3.61	1,672,326	$3.47
Exercisable at period end	1,445,585	$3.58	1,821,323	$3.61	1,642,326	$3.49

Weighted average fair
value of options
granted during
the period		$2.20		$1.69		$1.37

During the year ended December 31, 2007 the Company issued a total of 31,215 new warrants to previous investors and financing entities pursuant to anti-dilution provisions in their original warrants.  These warrants have exercise prices ranging from $2.77 per share to $7.02 per share and expire beginning in October 2007 through April 2010.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

The following table summarized information about non employee warrants outstanding and exercisable at December 31, 2006:

	Warrants	Weighted		Warrants
	Outstanding	average	Weighted	exercisable	Weighted
	at	remaining	average	at	average
Grant Price	December 31,	contractual	exercise	December 31,	exercise
Range	2007	life in years	price	2007	price

$2.25 - $2.40	40,000	3.48	$ 2.33	40,000	$ 2.33
$2.46 - $2.88	367,455	3.92	$ 2.65	367,455	$ 2.65
$3.15 - $3.63	596,341	0.71	$ 3.44	596,341	$ 3.44
$3.81 - $3.86	225,000	4.74	$ 3.85	225,000	$ 3.85
$3.90 - $4.23	115,000	1.96	$ 4.12	115,000	$ 4.12
7.02	101,789	1.43	$ 7.02	101,789	$ 7.02

	1,445,585	2.38	$ 3.58	1,445,585	$ 3.58

These warrants are held by persons or entities other than employees, officers and directors of the Company.

K.           COMMITMENTS, CONTINGENCIES AND OTHER:

LEGAL PROCEEDINGS

Material legal proceedings pending at December 31, 2007, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below.  Legal proceedings which were not material to the Company were concluded in the fourth quarter 2007.

Water Rights Litigation – Lucky Jack Molybdenum Property

Prior to the transfer of the Lucky Jack molybdenum property from Phelps Dodge Corporation (“PD”) and Mount Emmons Mining Company (“MEMCO”) to the Company on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  These cases are as follows:

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037. These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  These cases are pending and the Company is awaiting proposed decrees from Applicant Spann Ranches, Inc. for consideration.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

2.
Concerning the Application for Water Rights of the Town of Crested Butte, Case No. 02CW63.  This case involves an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and the Company have reached a settlement to protect the Company’s water rights pursuant to a proposed final decree, which will be submitted with a Stipulation signed by the parties to the Water Court for its approval.

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

4.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  USECC and most other Opposers have taken the position that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This case is pending while the parties negotiate terms and conditions for incorporation into Stipulations among the parties and into the future final decree to be issued by the Water Court.  Future Water Court proceedings in this case will involve quantification of the in-stream flows claimed for the Black Canyon Park.

Moratorium Related to the Crested Butte Watershed

On August 7, 2007, the Town of Crested Butte, Colorado issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  The Company believes the Lucky Jack project should not be affected by this moratorium and they are continuing all ongoing activities while reviewing and evaluating the matter.

The Company and Kobex intend to work with the Town to proceed with the necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, is not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Quiet Title Litigation – Sutter Gold Mining Inc.

In 2004, USECC Gold Limited Liability Company (a predecessor of SGMI) as plaintiff filed an action (USECC Gold Limited Liability Company vs. Nevada-Wabash Mining Company, et al, Case No. 04CV3419) in Superior Court of California, County of Amador) seeking to quiet title as vested in plaintiff to two patented mining claims at the Sutter Gold project.  All but one of the approximately 54 defendants (dissolved private corporations and other entities, their stockholders and/or estates of deceased stockholders) defaulted.  Plaintiff settled this litigation with the remaining defendant for $50,000 in 2007.

ASSET RETIREMENT OBLIGATIONS

During the year ended December 31, 2007, the Company sold all of its uranium properties in Wyoming, Utah, Colorado and Arizona to Uranium One (See Note E).  All the prior reclamation obligations associated with these properties were assumed by Uranium One.  The only remaining reclamation liabilities at December 31, 2007 were those related to the Lucky Jack molybdenum property and the SGMI gold property.

Lucky Jack

The Lucky Jack molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  The Company and Kobex will be submitting a Plan of Operations to the USFS in 2008 for the USFS approval, which approval is required before construction can begin and mining and processing may occur.  Under the procedures mandated by National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and social economic impacts of the proposed development and mining of the Lucky Jack molybdenum property.  The NEPA process provides for public review and comment of the proposed plan.

The USFS is the lead regulatory agency in the NEPA process, and coordinates with the various Federal and State agencies in the review and approval of the Plan of Operations.  Various Colorado state agencies will continue to have primary jurisdiction over certain areas.  For example, enforcement of the Clean Water Act in Colorado is delegated to the Colorado Department of Public Health and Environment and a water discharge permit under the National Pollution Discharge Elimination System (“NPDES”) is required before the USFS can approve the Plan of Operations.  The Company currently has a NPDES Permit from the State of Colorado for the operation of the water treatment plant at the Lucky Jack molybdenum property; however this permit may need to be updated.  In addition, the Colorado Division of Reclamation, Mining and Safety issues mining and reclamation permits for mining activities, pursuant to the Colorado Mined Land Reclamation Act, and otherwise exercises supervisory authority over mining in the state.  As part of obtaining a permit to mine, the Company and Kobex will be required to submit a detailed reclamation plan for the eventual mine closure, which must be reviewed and approved by the agency.  In addition, the Company and Kobex will be required to provide to the agency financial assurance that the reclamation plan will be achieved (by bonding and/or insurance) before the mining permit will be issued.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Obtaining and maintaining the various permits for the mining operations at the Lucky Jack molybdenum property will be complex, time-consuming, and expensive.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company’s control, or changes in agency policy and Federal and state law, could further complicate getting changes to the mine’s operation approved.

Although the Company is confident that the Plan of Operations for the Lucky Jack molybdenum property will ultimately be approved by the USFS, the timing and cost, and ultimate success of the mining operation cannot be predicted.  The reclamation liability at December 31, 2007 for the Lucky Jack molybdenum property was $110,100.

Sutter Gold Mining Inc.

SGMI's mineral properties are currently on shut down status and have never been in production.  There has been minimal surface disturbance on the SGMI properties.  Reclamation obligations consist of closing the mine entry and removal of a mine shop.  The reclamation obligation to close the property has been set by the State of California at $23,200 which is covered by a cash reclamation bond.  This amount was recorded by SGMI as a reclamation liability as of December 31, 2007.

401(K) PLAN

The Board of Directors of the Company adopted the U.S. Energy Corp. 401(K) Plan ("401(K)") in 2004.  The Company matches 50% of an employee’s salary deferrals up to a maximum contribution per employee of $4,000 annually.  The Company expensed $59,900, $62,300 and $52,800 for the years ended December 31, 2007, 2006 and 2005, respectively related to these contributions.

EXECUTIVE OFFICER COMPENSATION

In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate six of its executive officers.  The Stock Award Plan was amended on June 22, 2007 by a vote of the shareholders.  Under the Plan, 20,000 shares may be issued annually to each officer during his employment.  During the years ended December 31, 2007, 2006 and 2005 the Company issued 62,500, 57,500 and 60,000 shares of stock to these officers, respectively.  While in the Company’s employ, the Officers have agreed not to sell the shares granted under the 2001 Stock Award Plan.  In consideration of this agreement the Company has agreed to pay all taxes due on the shares granted to the Officers.

The Company is committed to pay the surviving spouse or dependant children of the former Chairman and Founder, who passed away on September 4, 2006, one years’ salary and 50% of that amount annually for an additional four years thereafter.  During 2007, the Company paid $116,000 under this plan and will pay $85,000 on an annual basis from date of death for an additional four years.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

On October 20, 2005 the Board of Directors of the Company and Crested adopted an Executive Retirement Policy for the Chairman/CEO, Chairman Emeritus, President/COO, CFO/Treasurer/V.P. Finance, Senior Vice President and General Counsel.  Under the terms of the Retirement Plan, the retired executive will receive payments equaling 50% of the greater of (i) the amount of compensation the Executive Officer received as base cash pay on his/her final regular pay check or (ii) the average annual pay rate, less all bonuses, he/she received over the last five years of his/her employment with Company.  To be eligible for this benefit, the executive officer must serve in one of the designated executive offices for 15 years, reach the age of 60 and be an employee of the Company on December 31, 2010.  The compensation expense for the year ended December 31, 2007 and 2006 was $564,600 and $419,400.  The total accrued liability at December 31, 2007 and 2006 for executive retirement was $927,000 and $462,700, respectively.  During 2007, the Board of Directors voted unanimously to fund the retirement benefit for the currently employed officers.  The funding is held in a separate trust account that is managed by an independent trustee and is subject only to the claims of creditors in the event of insolvency of the Company.  At December 31, 2007, the Company had funded the executive retirement account with the amount calculated by a third party actuary, of $375,500.  Additional amounts will be deposited annually until each executive’s 60th birthday.

The Company has also established a mandatory retirement age of 65 unless the board specifically requests the services of an employee officer beyond that age.  Certain officers and employees have employment agreements with the Company.

The employees of the Company are not given raises on a regular basis.  Historically in consideration of this and in appreciation of the work they perform bonuses are paid to the employees, officers and directors at the conclusion of major transactions.  The recommendation for bonuses are made by the Chairman and ratified, first by the Compensation Committee and second by the full board prior to being paid.  During 2007, the board of directors, at the recommendation of the Compensation Committee, consisting of independent directors, adopted an annual performance-based cash bonus plan.  Any bonuses earned in 2008 will be accrued quarterly, based on the Committee’s quarterly evaluation of goal attainment, and paid in 2009.

OPERATING LEASES

The Company is the lessor of portions of the office buildings and building improvements that it owns.  The Company occupies the majority of its main office building.  The leases are accounted for as operating leases and expire at various periods through May 2021, and provide for minimum monthly receipts of $4,200 through December 2008.

The total costs of the office buildings and building improvements totaled $5,182,400 and $4,869,600 as of December 31, 2007 and 2006 and accumulated depreciation amounted to $2,612,700 and $2,506,700 as of December 31, 2007 and 2006, respectively.  Rental income under the agreements was $136,000, $187,300 and $238,200 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum receipts for non-cancelable operating leases are as follows:

Years Ending
December 31,	Amount
2008	$67,100
2009	39,800

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

L.           DISCONTINUED OPERATIONS:

On June 1, 2005, the Company closed on the sale of their interests in RMG to Enterra Energy Trust.  The sale agreement stated that the effective date of the sale to Enterra was April 1, 2005.  Therefore, the revenues and expenditures presented for 2005 as discontinued operations are for the three month period ending March 31, 2005.  The financial statements for all of the periods presented have been revised to present these operations as discontinued.

	Year ending December 31,
	2007	2006	2005
Gain on sale of discontinued segment
Gain	$--	$--	$15,768,500
Taxes paid	--	--	(235,000)
	$--	$--	$15,533,500

Gain (loss) from dicontinued operations
Rocky Mountain Gas
Revenues	$--	$--	$1,110,100
Expenditures	--	--	(1,309,000)
Other	--	--	(127,200)
	$--	$-	$(326,100)

Canyon Homesteads
Revenues	$--	$--	$--
Expenditures	--	--	--
Other	--	--	--
	$--	$--	$--
Total gain (loss) from dicontinued operations	$--	$-	$15,207,400

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

M.        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

U.S. ENERGY CORP.
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Operating revenues	$245,800	$606,800	$253,100	$72,000

Operating loss	$(2,863,200)	$(2,381,700)	$(8,867,300)	$(2,596,200)

Income (loss) from continuing operations	$(1,634,900)	$(3,271,600)	$95,303,000	$(1,666,500)

Discontinued operations, net of tax	$--	$--	$--	$--

(Provision for) benefit from income taxes	$771,000	$2,521,500	$(36,007,600)	$348,300

Net income (loss)	$(863,900)	$(750,100)	$59,295,400	$(1,318,200)

Gain (loss) per share, basic
Continuing operations	$(0.04)	$(0.04)	$2.95	$(0.07)
Discontinued operations	--	--	--	--
	$(0.04)	$(0.04)	$2.95	$(0.07)

Basic weighted average shares outstanding	21,791,468	20,558,882	20,087,999	19,413,931

Gain (loss) per share, diluted
Continuing operations	$(0.04)	$(0.04)	$2.65	$(0.07)
Discontinued operations	--	--	--	--
	$(0.04)	$(0.04)	$2.65	$(0.07)

Diluted weighted average shares outstanding	21,791,468	20,558,882	22,378,861	19,413,931

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Operating revenues	$157,500	$167,100	$183,500	$341,400

Operating loss	$(980,400)	$(1,481,600)	$(2,420,900)	$(1,184,000)

Loss from continuing operations	$(4,503,000)	$1,228,600	$(1,819,100)	$(1,272,400)

Discontinued operations, net of tax	$--	$(188,100)	$15,721,600	$(326,100)

Net loss	$(4,503,000)	$1,040,500	$13,902,500	$(1,598,500)

Loss per share, basic
Continuing operations	$(0.26)	$0.07	$(0.12)	$(0.09)
Discontinued operations	$--	$(0.01)	$1.02	$(0.02)
	$(0.26)	$0.06	$0.90	$(0.11)

Basic weighted average shares outstanding	17,624,085	17,229,336	15,352,966	14,398,093

Loss per share, diluted
Continuing operations	$(0.25)	$0.07	$(0.12)	$(0.09)
Discontinued operations	$--	$(0.01)	$1.00	$(0.02)
	$(0.25)	$0.06	$0.88	$(0.11)

Diluted weighted average shares outstanding	18,066,825	17,672,076	15,795,706	14,398,093

N. SUBSEQUENT EVENTS

Release of Restricted Investments

The Company was unable to close the proposed real estate purchase for potential tax deferred treatment with the proceeds of the Ticaboo property sale.  The $1,794,600 held by a third party administrator and held as a restricted investment at December 31, 2007 was therefore released during January 2008 (See Note E).

Stock Buyback Plan

The Company purchased an additional 161,260 shares of its common stock pursuant to the stock buyback plan (See Note J) at an average purchase price of $4.36 per share during January 2008.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005
(continued)

Other

On March 7, 2008, the Board of Directors accepted the recommendation of the Compensation Committee, and approved payment of a $500,000 cash bonus to Robert Scott Lorimer (a director and the Chief Financial Officer), for past extraordinary services provided to the Company in the acquisition of and preservation of uranium assets, which work was integral to having the assets available for sale to sxr Uranium One Inc. in 2007.  Mr. Lorimer was not present during the discussion by the compensation committee or full board and did not vote on the resolutions.  The Board of Directors determined that such bonus was appropriate in light of the extraordinary demands made upon the CFO over a period of many years, requiring many months of work in addition to performance of his regular duties to the Company.  The Board of Directors determined that the amount of such bonus was the same as previously paid (in 2006 and 2007) to the (now deceased) Chief Executive Officer John L. Larsen, and the (now retired) General Counsel Daniel P. Svilar; the Company also paid on behalf of such individuals the income tax owed by them resulting from receipt of the bonuses.  The bonus for Mr. Lorimer is to be paid quarterly in the amount of $62,500, beginning March 31, 2008 and ending December 31, 2009, and the Company shall pay, on behalf of Mr. Lorimer, the income tax which he will owe upon receipt of each bonus installment.

Also on March 7, 2008, the Board of Directors accepted a recommendation of the Compensation Committee, and approved a $100 increase in the monthly compensation paid to the Chairmen of the Audit and Compensation Committees, effective as of March 7, 2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

Effective February 2, 2007, the Company engaged Moss Adams LLP to act as the Company’s principal independent accountant to audit the company’s financial statements for the years ended December 31, 2007 and 2006.  The Board of Directors of the Company approved the decision to engage Moss Adams LLP.

On January 19, 2007, the Company received a letter (dated January 10, 2007) from Epstein, Weber & Conover, PLC (“EWC”), stating that EWC had combined with Moss Adams LLP, that EWC therefore resigned as the registered independent accounting firm for the Company, and that the client-auditor relationship had ceased.  EWC advised that all partners of EWC have become partners of Moss Adams.

EWC’s audit report on the companies’ financial statements for the year ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  There have not been any disagreements between the Company, and EWC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)    Effectiveness of Disclosure Controls and Procedures.  We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act_ that are assigned to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Forward looking statements regarding the effectiveness of internal controls during future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2007, has been audited by Moss Adams LLP, the independent registered public accounting firm who also audited our consolidated financial statements.  Moss Adams LLP’s report on our internal control over financial reporting appears on page 49 hereof.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company has authorized payment of a cash bonus to its Chief Financial Officer, which authorization was made by the Board of Directors on March 7, 2008.  See subsequent event footnote to the financial statements in this report.

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2007, we will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by ITEM 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2008, under the captions Proposal 1: Election of Directors, Filing of Reports Under Section 16(a), and Business Experience and Other Directorships of Directors and Nominees.

The Company has adopted a Code of Ethics.  A copy of the Code of Ethics will be provided to any person without charge upon written request addressed to Steven R. Youngbauer, Secretary, 877 North 8th West, Riverton, Wyoming 82501.

INFORMATION CONCERNING EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS.

The following are the two full time executive officers of USE who were not directors at December 31, 2007.

Robert Scott Lorimer, age 57, has been the Chief Accounting Officer for USE for more than the past five years; Mr. Lorimer also has been Chief Financial Officer since May 25, 1991, Treasurer since December 14, 1990, and Vice President Finance since April 1998.  He serves in these positions at the will of the board of directors.  There are no understandings between Mr. Lorimer and any other person, pursuant to which he was named as an officer, and he has no family relationship with any of the other executive officers or directors of USE.  In January 2008, the board of directors elected Mr. Lorimer as a director to replace Harold F. Herron, who upon his early retirement from USE, also resigned as a director.  Mr. Lorimer also serves on the Advisory Board for First Interstate Bank.  During the past five years, Mr. Lorimer has not been involved in any Reg. S-K Item 40(f) listed proceeding.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by ITEM 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2008, under the captions Executive Compensation and Director's Fees and Other Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS
AND MANAGEMENT AND RELATED MATTERS.

The information required by ITEM 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2008, under the caption "Principal Holders of Voting Securities."

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The information required by ITEM 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2008, under the caption Certain Relationships and Related Transactions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) - (4) Moss Adams LLP, billed us for the years ended December 31, 2007, and December 31, 2006, respectively, for the audit of the financial statements for those years and other audit-related work.

	Year Ending December 31
	2007	2006
Audit fees (a)	$158,700	$123,000
Audit related fees (b)	$33,400	$8,400
Tax fees (c)	$-	$-
All other fees (d)	$25,200	$-
	$217,300	$131,400

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

(d)           For services in respect of other reports required to be filed by the SEC and other agencies including proxy statement review, review of S-4 for Crested merger and various proforma financial statements in relation to the sale of assets to Uranium One.

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

This approval process was used with respect to the engagement of Moss Adams LLP for the audit of the 2007 financial statements and related services for the quarterly reviews in 2007.

(5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees for 2007 (and 2006) are as follows:

	Year Ending December 31
	2007	2006
Audit fees	73.0%	93.6%
Audit related fees	15.4%	6.4%
Tax fees	0.0%	0.0%
All other fees	11.6%	0.0%

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K.

(a) Financial Statements and Exhibits

(1) The following financial statements are filed as a part of the Report in Item 8:
Page
No.

Consolidated Financial Statements U.S. Energy Corp. and Subsidiary	48-49

Report of Independent Registered Public Accounting Firm Moss Adams LLP	50

Report of (Former) Independent Registered Public Accounting Firm Epstein, Weber & Conover	51

Consolidated Balance Sheets - December 31, 2007 and December 31, 2006	52-53

Consolidated Statement of Operations for the Years Ended December 31, 2007, 2006 and 2005	54-55

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007, 2006 and 2005	56-58

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	59-61

Notes to Consolidated Financial Statements	62-102

(2) All other schedules have been omitted because the required information in inapplicable or is shown in the notes to financial statements.

(3) Exhibits Required to be Filed

Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	Restated Articles of Incorporation	[2]

3.1(a)	Articles of Amendment to Restated Articles of Incorporation	[4]

3.1(b)	Articles of Amendment (Second) to Restated Articles of Incorporation (establishing Series A Convertible Preferred Stock)	[9]

3.1(c)	Articles of Amendment (Third) to Restated Articles of Incorporation (increasing number of authorized shares)	[14]

3.1(d)	Articles of Amendment to Restated Articles of Incorporation (establishing Series P Preferred Stock)	[5]

3.1(e)	Articles of Amendment to Restated Articles of Incorporation (providing that directors may be removed by the shareholders only for cause)	[3]

3.2	Bylaws, as amended through October 14, 2005	[6]

4.1	Amendment to 1998 Incentive Stock Option Plan	[11]

4.2	2001 Incentive Stock Option Plan (amended in 2003)	[7]

4.3-4.10	[intentionally left blank]

4.11
Rights Agreement dated as of September 19, 2001, amended as of September 30, 2005, between U.S. Energy Corp. and Computershare Trust Company, Inc. as Rights Agent. The Articles of Amendment to the Restated Articles of Incorporation creating the Series P Preferred Stock are included  as an exhibit to the Rights Agreement, as well as the form of Right Certificate  and Summary of Rights
[12]

4.12-4.20	[intentionally left blank]

4.21	2001 Officers' Stock Compensation Plan	[18]

4.22-4.30	[intentionally left blank]

10.1	Asset Purchase Agreement with sxr Uranium One Inc.	[14]

10.2	Form of Production Payment Royalty Agreement (an exhibit to the Asset Purchase Agreement with sxr Uranium One Inc)	[14]

10.3	Plan and Agreement of Merger between U.S. Energy Corp. and Crested Corp.	[21]

10.4	Voting Agreement between Crested Corp., U.S. Energy Corp., and certain other shareholders of Crested Corp.	[22]

10.6	Purchase and Sale Agreement (without exhibits) - Bell Coast Capital, n/k/a/ Uranium Power Corp. (December 2004)	[8]

10.6(a)	Amendment to Purchase and Sale Agreement with Uranium Power Corp.	[13]

10.7	Mining Venture Agreement (without exhibits) - Uranium Power Corp. (April 2005)	[8]

10.8	Agreement with Kobex Resources Ltd. for the Lucky Jack Property	[19]

10.9	Amendment to Kobex Agreement	[20]

14.0	Code of Ethics	[6]

16.0	Concurrence letter of former accountants	[15]

21.1	Subsidiaries of Registrant	[11]

31.1	Certification under Rule 13a-14(a) Keith G. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) Keith G. Larsen	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*

* Filed herewith

By Reference

[1]	Intentionally left blank.

[2]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990, filed September 14, 1990.

[3]	Incorporated by reference from exhibit 10.1 to the Registrant’s Form 8-K, filed June 26, 2006.

[4]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, filed September 14, 1992.

[5]	Incorporated by reference from the Registrant’s Form S-3 registration statement (333-75864), filed December 21, 2001.

[6]	Incorporated by reference from exhibit 14 to the Registrant's Form 10-K, filed March 30, 2005.

[7]	Incorporated by reference from exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[8]	Incorporated by reference from like-numbered to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[9]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, filed September 14, 1998.

[10]	Incorporated by reference from exhibit 2 to the Registrant’s Form 8-k, filed June 7, 2005.

[11]
Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended on May 31, 2001, filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002.

[12]	Incorporated by reference to exhibit number 4.1 to the Registrant's Form 8A/A, filed November 17, 2005.

[13]	Incorporated by reference from exhibit (b) to the Registrant’s Form 8-K filed January 17, 2006.

[14]	Incorporated by reference from exhibits 10.1 and 10.2 to the Registrant's Form 8-K filed February 23, 2007.

[15]	Incorporated by reference from exhibit to the Registrant’s Form 8-K/A filed February 1, 2007.

[16]-[17]	Intentionally left blank.

[18]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2002, filed September 13, 2002.

[19]	Incorporated by reference from the exhibit to the Form 8-K filed October 10, 2006.

[20]	Incorporated by reference from the exhibit to the Form 8-K filed December 7, 2007.

[21]	Incorporated by reference from the S-4/A filed October 22, 2007.

[22]	Incorporated by reference from the S-4/A filed October 22, 2007.

(b)	Reports on Form 8-K. In the last quarter of 2007, the Registrant filed 2 Reports on Form 8-K: October 30, 2007 for Item 8.01 events, and November 27, 2007 for an Item 2.01 event.
(c)	See paragraph a(3) above for exhibits.
(d)	Financial statement schedules, see above. No other financial statements are required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: March 13, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director, Chairman and CEO

Date: March 13, 2008	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer

Date: March 13, 2008	By:	/s/ Mark J. Larsen
MARK J. LARSEN, President and Director

Date: March 13, 2008	By:	/s/ Allen S. Winters
ALLEN S. WINTERS, Director

Date: March 13, 2008	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: March 13, 2008	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: March 13, 2008	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director