Form 10-K/A
period 2007-12-31
US ENERGY CORP
filed 2008-05-01
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
Smaller  reporting company  ☐

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

Documents incorporated by reference:   The Proxy Statement for the 2008 Annual Meeting is incorporated by reference into Part III of this report.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

By this amendment, we include the amended exhibits 31.1 and 31.2, to add paragraph 4(b), which paragraph was omitted inadvertently from each of such exhibits in the Form 10-K filed March 13, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K
Exhibits

31.1	Certification under Rule 13a-14(a) Keith G. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: May 1, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 1, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director, Chairman and CEO

Date: May 1, 2008	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer,
and Director

Date: May 1, 2008	By:	/s/ Mark J. Larsen
MARK J. LARSEN, President and Director

Date: May 1, 2008	By:	/s/ Allen S. Winters
ALLEN S. WINTERS, Director

Date: May 1, 2008	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: May 1, 2008	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: May 1, 2008	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director