Form 10-Q
period 2008-03-31
US ENERGY CORP
filed 2008-05-12
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2008 or

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

Large accelerated filer    ☐                                                                     Accelerated filer   ☒                                                      Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐                          NO  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 9, 2008
Common stock, $.01 par value	23,658,196

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2008 and December 31, 2007 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2008 and 2007 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2008 and 2007 (unaudited)	7-8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-20

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30

ITEM 4.	Controls and Procedures	30-31

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32-33

ITEM 1A.	Risk Factors	34

ITEM 2.	Changes in Securities and Use of Proceeds	34

ITEM 3.	Defaults Upon Senior Securities	35

ITEM 4.	Submission of Matters to a Vote of Shareholders	35

ITEM 5.	Other Information	35

ITEM 6.	Exhibits and Reports on Form 8-K	36

	Signatures	37

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$48,806,700	$72,292,200
Marketable securities
Held to maturity - treasury bills	24,886,000	--
Available for sale securities	252,100	480,200
Accounts receivable
Trade	49,100	171,700
Reimbursable project costs	698,300	782,100
Dissolution of subsidiaries	--	197,600
Income taxes	749,600	902,900
Restricted investments	4,830,900	6,624,700
Assets held for sale	1,112,600	1,112,600
Deferred tax assets	248,000	59,700
Prepaid expenses and other current assets	204,700	105,200
Total current assets	81,838,000	82,728,900

PROPERTIES AND EQUIPMENT:	57,344,200	52,785,200
Less accumulated depreciation,
depletion and amortization	(4,876,400)	(4,691,700)
Net properties and equipment	52,467,800	48,093,500

OTHER ASSETS:
Restricted investments	376,900	375,500
Deposits and other	656,600	206,500
Total other assets	1,033,500	582,000
Total assets	$135,339,300	$131,404,400

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)

	March 31,	December 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$499,200	$1,589,600
Accrued compensation expense	736,300	275,200
Current portion of long-term debt	10,349,900	5,560,900
Other current liabilities	859,100	667,500
Total current liabilities	12,444,500	8,093,200

LONG-TERM DEBT, net of current portion	171,200	190,500

DEFERRED TAX LIABILITY	7,048,400	6,928,800

ASSET RETIREMENT OBLIGATIONS	135,600	133,400

OTHER ACCRUED LIABILITIES	1,252,000	958,600

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value; 100,000 shares
authorized no shares issued or outstanding	--	--

Common stock, $.01 par value; unlimited shares
authorized; 23,814,570 and 23,592,493
shares issued, respectively	238,100	235,900
Additional paid-in capital	97,557,900	96,560,100
Accumulated surplus	17,334,300	19,050,900
Unrealized loss on marketable securities	(352,200)	(256,500)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	114,287,600	115,099,900
Total liabilities and shareholders' equity	$135,339,300	$131,404,400

U.S. ENERGY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended March 31,
	2008	2007
OPERATING REVENUES:
Remington Village real estate	$87,400	$--
Other real estate	39,100	33,000
Management fees and other	24,600	39,000
	151,100	72,000

OPERATING COSTS AND EXPENSES:
Remington Village real estate	91,000	--
Other real estate	77,200	165,900
Mineral holding costs	233,500	796,700
General and administrative	2,692,000	1,705,600
	3,093,700	2,668,200

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(2,942,600)	(2,596,200)

OTHER INCOME & (EXPENSES):
(Loss) gain on sales of assets	--	1,000
Gain on sale of marketable securities	16,200	737,400
Dividends	--	2,900
Interest income	553,600	226,000
Interest expense	(17,500)	(55,800)
	552,300	911,500

LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(2,390,300)	(1,684,700)

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	--	18,200

LOSS BEFORE PROVISION
FOR INCOME TAXES	(2,390,300)	(1,666,500)

INCOME TAXES:
Current benefit from	628,000	348,300
Deferred benefit from	45,700	--
	673,700	348,300

NET LOSS	$(1,716,600)	$(1,318,200)

PER SHARE DATA
Basic and diluted loss per share	$(0.07)	$(0.07)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	23,749,056	19,413,931

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,716,600)	$(1,318,200)
Reconcile net loss to net cash used in operations
Minority interest in the loss of
consolidated subsidiaries	--	(18,200)
Depreciation	184,800	120,300
Accretion of asset retirement obligations	2,200	2,100
Income tax payable	153,300	--
Deferred income taxes	(45,700)	(348,300)
Gain on sale of assets	--	(1,000)
Gain on sales of marketable securities	(16,200)	(737,300)
Noncash compensation	1,161,200	128,400
Net changes in assets and liabilities:	(492,400)	(1,464,200)

NET CASH USED IN OPERATING ACTIVITIES	(769,400)	(3,636,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	$124,600	$1,452,400
Proceeds from sale of property and equipment	--	1,000
Acquisition & development of real estate	(4,913,600)	--
Acquisition of unproved oil & gas properties	(82,200)	--
Acquisition of unproved mining claims	(10,900)	(253,300)
Acquisition of property and equipment	(4,600)	(51,700)
Investment in marketable securities	(24,886,000)	--
Net change in restricted investments	1,792,400	(52,900)
Net change in notes receivable	--	560,900
Net change in investments in affiliates	--	34,700
NET CASH (USED IN)
BY INVESTING ACTIVITIES	(27,980,300)	1,691,100

U.S. ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,527,500	393,100
Proceeds from long term debt	4,765,800	164,100
Repayments of long term debt	(30,900)	(183,100)
Purchase of treasury stock	(998,200)	--
NET CASH PROVIDED BY
FINANCING ACTIVITIES	5,264,200	374,100

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(23,485,500)	(1,571,200)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	72,292,200	16,973,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$48,806,700	$15,402,300

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$--	$--

Interest paid	$17,500	$55,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Development of assets through issuance of debt	$34,800	$--

Issuance of subsidiary stock to acquire
mining claims	$--	$33,700

Unrealized loss/gain	$95,700	$--

1)      Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 31, 2008, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, have been prepared by the Company without audit.  The Condensed Consolidated Balance Sheet at December 31, 2007 was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2007 (which report is not included in this Form 10-Q Report).  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2007 Form 10-K.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

2)      Principles of Consolidation

The consolidated financial statements of the Company as of March 31, 2008, March 31, 2007 and December 31, 2007 include the accounts of the Company and Sutter Gold Mining Inc. (“SGMI”) which was owned 54.4% by the Company at March 31, 2008.  The consolidated financial statements of the Company as of March 31, 2007 also include the accounts of its then majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%); Four Nines Gold, Inc. ("FNG") (50.9%); Crested Corp. (“Crested”) (70.9%); Yellow Stone Fuels, Inc. (“YSFI”) (35.9%); U.S. Moly Corp. (“USMC”) (90%); InterWest, Inc. (“InterWest”) (90%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which was equally owned by the Company and Crested.  Subsequent to March 31, 2007 all subsidiaries and affiliated companies were liquidated or merged into the Company with the exception of SGMI.  All material inter-company profits, transactions and balances have been eliminated.

3)      Recent Accounting Pronouncements

SFAS 141R  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), to replace SFAS 141, “Business Combinations”.  SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While the Company does not expect that the adoption of SFAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

SFAS 157  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 8, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements.  The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

SFAS 159  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for the Company’s current fiscal year ending December 31, 2008.  The effect of adopting this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 160  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”—an amendment of ARB No. 51 , (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

The Company has reviewed other recently issued accounting pronouncements and does not believe that any of those pronouncements will have a material effect on the Company’s financial position or results of operations when adopted.

4)      Stock Based Compensation

Stock Options - The Company accounts for all stock-based compensation pursuant to SFAS No. 123(R), “Share Based Payment” which requires the recognition of the fair value of stock-based compensation in operations.  Stock-based compensation to all employees primarily consists of stock options.  Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.

Generally, options have vested immediately or over a service period and expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death.   No stock options were granted during the quarter ended March 31, 2008.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company provides newly issued shares to satisfy stock option exercises.  See Note 13.

5)      Properties and Equipment

The components of Properties and Equipment at March 31, 2008 are oil and gas properties, mining properties, land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value

Oil & Gas properties	$2,992,400	$-	$2,992,400
Mining properties	21,417,700	-	21,417,700
Buildings, land and equipment	32,934,100	(4,876,400)	28,057,700
Totals	$57,344,200	$(4,876,400)	$52,467,800

The Company evaluates assets for impairment when events or circumstances indicate that recorded values may not be recoverable.  There were no impairments for the three months ended March 31, 2008 and 2007.  Mining properties of $21,417,700 are the result of the allocation of the purchase price associated with the merger of Crested Corp. into the Company during the fourth quarter of 2007.  The Company is in the process of conducting a valuation of the allocation of the purchase price under SFAS 141R which it anticipates having completed during the second or third quarter of 2008.

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.  Following is a breakdown of the lives over which assets are depreciated.

Machinery and equipment
Office Equipment	3 to 5 years
Aircraft	10 years
Field Tools and Hand Equipment	5 to 7 years
Vehicles and Trucks	3 to 7 years
Heavy Equipment	7 to 10 years
Buildings and improvements
Service Buildings Multi-Family Housing	20 years 25 years
Corporate Headquarters' Building	45 years

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

7)      Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table reconciles net loss to comprehensive loss:

	For the three months ending March 31,
	2008	2007
Net loss	$(1,716,600)	$(1,318,200)

Other comprehensive loss from the
unrealized loss on marketable securities	(282,200)	--

Deferred income taxes on marketable securities	186,500	--

Comprehensive loss	$(1,812,300)	$(1,318,200)

8)      Income Taxes

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months	Year
	Ended	Ended
	March 31, 2008	December 31, 2007
Consolidated book income before income tax	$(2,390,200)	$88,730,000
Minority loss from non consolidated tax subsidiary	-	3,551,400
Add back losses from non consolidated tax subsidiaries	156,600	2,009,700
Prior year true-up and rate change	-	(265,100)
Permanent differences	308,700	(2,549,300)
Taxable income before temporary differences	$(1,924,900)	$91,476,700

Expected federal income tax expense (benefit)35%	$(673,600)	$32,016,800

Federal deferred income tax expense (benefit)	(45,700)	14,777,600
Federal current expense (benefit)	(628,000)	17,239,200
Total federal income tax expense (benefit)	(673,700)	32,016,800
Current state income tax expense net of
federal tax benefit	-	350,000
Total provision (benefit)	$(673,700)	$32,366,800

Current taxes receivable at March 31, 2008 is comprised of $749,600 of federal income taxes. The amount of current taxes receivable has been increased by $18,800 benefit from the exercise of pre-SFAS No. 123(R) nonqualified stock options and warrants which result in an increase to paid in capital.  There were no taxes due at March 31, 2007 due to a loss during the quarter.  Likewise, there was no benefit from taxes at March 31, 2007.  At March 31, 2008 and December 31, 2007, current taxes receivable were $749,600 and $902,900, respectively.

The components of deferred taxes as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Current deferred tax assets:
Tax basis in excess of book	$186,500	$-
Non-deductible reserves and other	61,500	59,700
Total net current deferred tax assets/(liabilities)	$248,000	$59,700

Non-current deferred tax assets:
Deferred compensation	$590,900	$436,300
Accrued reclamation	39,300	38,500
Tax basis in excess of book	-	200,400
Total noncurrent deferred tax assets	630,200	675,200

Non-current deferred tax liabilities:
Book basis in excess of tax basis	(7,678,600)	(7,604,000)
Total deferred tax liabilities	(7,678,600)	(7,604,000)

Total net non-current deferred tax assets/(liabilities)	$(7,048,400)	$(6,928,800)

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at March 31, 2008 and December 31, 2007 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

During the three months ended March 31, 2008, net current deferred tax assets increased by $188,300 and net non-current deferred tax liabilities increased by $119,600.  The total change in net deferred tax liabilities was a decrease of $68,700, resulting from deferred income tax benefit of $45,700 and the recognition of other comprehensive loss in the amount of $23,000 resulting from the tax benefit related to the mark to market of assets held for resale.  The book basis in excess of tax basis in the schedule above relates primarily to the $7,193,300 difference created from the excess of the purchase price over the carrying value of the assets acquired in the purchase of the remaining minority interest of Crested in 2007.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at March 31, 2008 or December 31, 2007.

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

9)      Sale of Marketable Securities

During the three months ended March 31, 2008, the Company, through SGMI, sold 55,000 shares of Premier Gold for net proceeds (after commissions) of $124,600 and recorded a gain of $16,200 on the sale of the shares.

10)           Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share".  Basic earnings per common share are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  These options and warrants totaled 3,564,910 and 5,867,729 at March 31, 2008 and 2007, respectively.

11)           Long term debt

At March 31, 2008, long term debt consists of debt related to the construction of the Remington Village real estate properties and the purchase of equipment at various interest rates and due dates:

Current portion of long term debt	$10,349,900
Long term portion of debt	171,200
$10,521,100

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

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	For the three months ending March 31,
	2008	2007
Balance January 1,	$133,400	$124,400
Accretion Expense	2,200	2,100
Balance March 31,	$135,600	$126,500

13)           Shareholders’ Equity

Stock Option Plans

In December 2001, the Board of Directors adopted (and the shareholders approved) the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's employees.  The 2001 ISOP reserves for issuance shares of the Company’s common stock equal to 25% of the Company’s shares of common stock issued and outstanding at any time.  The 2001 ISOP has a term of 10 years.

On July 27, 2007 the Compensation Committee of the Company granted 1,558,000 stock options to employees and officers of the Company under the 2001 ISOP.  These options vest over three years (358,000) and five years (1,200,000) and are exercisable at the closing price on July 27, 2007 or $4.97 per share.

The weighted average remaining contractual term and aggregate intrinsic value of options outstanding at March 31, 2008 was 6.03 years and $1,226,000, respectively.  At March 31, 2008, 1,023,329 of the options granted were not vested.  During the quarters ending March 31, 2008 and 2007, the Company recognized $344,000 and $136,800, respectively in compensation expense related to employee options and will recognize an additional $4,243,500 over the remaining vesting period of five years.  The Company computes the fair values of its options granted using the Black-Scholes pricing model.  The options issued in 2007 were valued under Black-Scholes using a risk free interest rate of 4.82%, expected life of 10 years and expected volatility of 48.8%.  To estimate expected lives of options for this valuation, it was assumed options will be exercised at the end of their expected lives.  All options are initially assumed to vest.  Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services.

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the nine months ended March 31, 2008:

	March 31, 2008
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding at beginning
Outstanding balance at December 31, 2007	3,819,927	$3.75	1,445,585	$3.58
Granted	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	(208,904)	$3.91	(45,000)	$3.88
Exercised	-	$-	(446,698)	$3.42
Outstanding at March 31, 2008	3,611,023	$3.75	953,887	$3.64
Exercisable at March 31, 2008	2,587,694	$3.26	953,887	$3.64

Weighted Average Remaining Contractual Life - Years		6.03		2.61

Aggregate intrinsic value of options / warrants outstanding		$1,226,000		$273,490

Common Stock

During the three months ended March 31, 2008, the Company issued 471,698 shares of common stock.  Issued shares consist of 25,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan and 446,698 shares issued as the result of the exercise of warrants.  The Company also purchased 249,621 shares during the three months ended March 31, 2008 under its June 22, 2007 stock buyback plan.

The following table details the changes in common stock during the three months ended March 31, 2008:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2007	23,592,493	$235,900	$96,560,100

2001 stock compensation plan	25,000	200	107,800

Exercise of warrants	446,698	4,500	1,523,000

Expense of employee options	-	-	344,000

Deferred taxes on FAS 123R compensation	-	-	18,700

Cancelation of common stock	(249,621)	(2,500)	(995,700)

	23,814,570	$238,100	$97,557,900

Equity Compensation

During the three months ended March 31, 2008 the Company recorded compensation expense of $452,000 in the form of common stock or options.  Of this compensation $108,000 was paid to officers pursuant to the shareholder approved Stock Bonus Plan, $344,000 recognized under SFAS No. 123(R) as the expense related to the vesting of employee options.

14)           Real Estate Investment

Remington Village – Gillette, Wyoming.  The Company is developing a nine building Class A multifamily apartment complex, with 216 units on 10.15 acres (purchased in 2007) located in Gillette, Wyoming.  At March 31, 2008, overall project construction is about 65% complete, with 3 buildings finished and occupied by tenants.  Remaining buildings should be ready for occupancy by the end of 2008.  The apartments are a mix of one, two, and three bedroom units, and a clubhouse and family amenities are still under construction.  All construction is being conducted by a third party contractor.

A commercial bank is providing construction financing of up to $18.5 million.  Total cost to buy the land, pay a developer’s fee, obtain permits and entitlements, site work and construction, is estimated at $26 million.  Pursuant to the loan agreement, the Company has invested $7.0 million into the project (including $1,247,700 for land purchase).  At March 31, 2008, the outstanding balance on the construction loan was $10.3 million.  The interest rate on the loan balance at March 31, 2008 was 4.9587% based on LIBOR, and interest is payable monthly.  Loan maturity is March 1, 2009 (extendable to September 1, 2009 at our election).  Obtaining permanent financing is expected to be subject to the project meeting the lender’s customary appraised value requirements.

15)           Sutter Gold Mining, Inc.

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

On December 29, 2004, a majority of SGMC was acquired by SGMI ("SGMI") (formerly Globemin Resources, Inc.) of Vancouver, B.C. SGMI is traded on the TSX Venture Exchange.  Approximately 90% of SGMC's common stock was exchanged for 40,190,647 shares of SGMI common stock.  At March 31, 2008, the Company owned and controlled 54.4% of the common stock of SGMI.

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

16)           Common Stock Buy Back Program

On June 22, 2007 the Board of Directors of the Company approved a share buyback program for up to $5 million in common stock.  The buyback program is being administered exclusively through a brokerage firm and is subject to blackout periods.  During the quarter ended March 31, 2008 the Company purchased 249,621 shares of common stock for $998,200 or an average cost per share of $4.00.  From the commencement of the stock buyback plan through March 31, 2008 the Company has purchased 477,621 shares for $2,045,500 or an average price of $4.28 per share.

17)           Lucky Jack Molybdenum Property - Kobex Resources, Ltd.

On March 31, 2008, Kobex gave notice to the Company, effective March 31, 2008, that Kobex was terminating the April 3, 2007 Exploration, Operating and Mine Development Agreement.  Pursuant to the terms of that agreement, Kobex had expended over $8.0 million on the Lucky Jack project.  It is the Company’s understanding that Kobex terminated the agreement due to Kobex’ perception of uncertainties in the regulatory and legal environment for developing the property.

On August 7, 2007, the Town of Crested Butte issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and they are continuing all ongoing activities while reviewing and evaluating the matter.  The Company intends to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

The board of directors and management of the Company intend to move the Lucky Jack project forward.  They will do so through application of cash reserves on hand as well as seeking an industry partner to replace Kobex.

18)         Oil and Gas Exploration Activities

The Company has signed an Exploration and Area of Mutual Interest agreement with a Gulf Coast (United States) oil and gas exploration and production company.  The Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that could be drilled over the next three to five years. Approximately $3 million has been paid under the agreement to date.  Three prospects have been leased, and exploration and development activities are expected to commence in the later part of the second quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year program.

19)           Segment Information

As of March 31, 2008, the Company had two reportable segments: Real Estate Operations and Maintenance of Mineral Properties.  As of December 31, 2007 and March 31, 2007, the Company did not meet the quantifiable thresholds of SFAS No. 131, (Disclosures About Segments of an Enterprise and Related Information), and therefore did not disclose any segment information.

The only revenues from maintaining mineral properties are management fees charged on reimbursable costs related to the Lucky Jack molybdenum property.  There were no expenses related to mineral properties as the costs at March 31, 2008 and March 31, 2007 were being reimbursed by Kobex (see Note 17 for status of Kobex).

During the three months ended March 31, 2008, the Company capitalized $77,000 in construction loan interest related to the construction of a multi-family housing project in Gillette, Wyoming (see Note 14).  This project accounts for 69.1% of total revenues received from real estate operations during the three months ended March 31, 2008.

A summary of results of operations and total assets by segment follows:

	For the three months ended March 31,
	2008	2007
Revenues:
Real estate	$126,500	$33,000
Mineral properties, management fees & other	24,600	39,000
Total revenues:	151,100	72,000

Operating expenses:
Real estate	168,200	165,900
Mineral properties	233,500	796,700
Total operating expenses:	401,700	962,600

Loss before investment and property transactions:
Real estate	(41,700)	(132,900)
Mineral properties	(208,900)	(757,700)
Total loss before investment and property transactions:	(250,600)	(890,600)

Corporate other revenues and expenses:	(2,139,700)	(775,900)

U.S. Energy loss before provision for income taxes	$(2,390,300)	$(1,666,500)

Depreciation expense:
Real estate	$50,700	$10,100
Mineral properties, management fees & other	10,400	5,700
Corporate	123,700	104,500
Total depreciation expense	$184,800	$120,300

	As of
	March 31,	December 31,
	2008	2007
Assets by segment
Real estate	$23,752,200	$18,951,700
Mineral / Oil & Gas properties	26,363,500	26,817,100
Corporate assets	85,223,600	85,635,600
Total assets	$135,339,300	$131,404,400

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the quarter ended March 31, 2008 and 2007.

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

General Overview

The Company has historically been involved in the acquisition, exploration, development and production of properties prospective for hard rock minerals including lead, zinc, silver, molybdenum, gold, uranium, and oil and gas.  The Company had no production from any of its mineral properties during the quarters ended March 31, 2008 and 2007.  The Company also has been engaged in commercial real estate on a limited basis, generally in connection with the acquisition of mineral properties which included commercial real estate.

Going forward, the Company’s primary focus is to improve shareholder value by developing long term income and cash flow streams through participation in the minerals business.  Secondarily, for cash flow in the short term and income in the midterm, the Company has invested in the multifamily housing business along with other commercial real estate projects.

Liquidity and Capital Resources

The Company, at March 31, 2008, had $48,806,700 in cash and cash equivalents and $24,886,000 in six month Treasury Bills, together equal to $3.09 per outstanding common share.  Its working capital (current assets minus current liabilities) was $69,393,500.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at March 31, 2008 will be sufficient to fund its operations and capital projects through the balance of 2008 and into the future.

Due to the nature of the Company’s business, (acquiring and selling mineral properties and acquiring majority interests in mining and natural resource companies), the principal trend which affects the Company is the price of minerals and the grade of mineral deposits discovered.  As minerals experience lower values in the market place, it is typically less expensive for the Company to acquire properties and hold them until mineral prices raise to levels which either allow the properties to be sold or placed into production through joint venture partners or by the Company for its own account.

Major changes in liquidity during the quarter ended March 31, 2008 were:

Current Assets

•
Cash decreased by $23,485,500 as a result of investing $24,886,000 in marketable securities, U.S. Treasury Bills, with maturities greater than three months.   Cash and U.S. Treasury Bills therefore increased by $1,400,500.

•
Aggregate Accounts Receivable decreased by $557,300.  Major changes in accounts receivable were the result of the collection of amounts due the Company at December 31, 2007.  Reimbursable project costs related to the Lucky Jack molybdenum project were reduced by $83,800 from $782,100 at December 31, 2007 to $698,300 at March 31, 2007.  The amount at March 31, 2008 represents the amount unpaid, but current, from Kobex at the time it elected to no longer participate in the project.  Kobex has indicated it will pay all costs through March 31, 2008 pursuant to the terms of the agreement.  During the quarter ended March 31, 2008, the Company received amounts due from subsidiary companies which had been dissolved during 2007 as well as partial payment of $800,000 of the amount due from the Internal Revenue Service at December 31, 2007.  The Loss incurred during the quarter ended March 31, 2008 resulted in an increase in the amount of the account receivable from the Internal Revenue Service as a result of that loss being carried back against taxes paid during 2007.

•
The Company’s restricted investments, cash held in an interest bearing account, decreased by $1,793,800 due to the release of funds held in escrow at December 31, 2007 for a potential tax fee exchange real estate transaction.  The contemplated transaction did not occur within the time frame allowed by the Internal Revenue Code so it was therefore released from restricted investments to cash.

•	The Company reported $1,112,600 in assets held for sale at March 31, 2008 and December 31, 2007, which was a used corporate aircraft. We anticipate that the aircraft will be sold during 2008.

Current Liabilities

•
Accounts payable decreased by $1,090,400 during the quarter ended March 31, 2008.  The decrease was a result of the Company funding an early retirement benefit in the amount of $600,000, the payment of $285,100 in sales taxes due on the purchase of an aircraft, and the payment of accrued accounts payable.

•
Accrued compensation expense increased by $461,100 during the quarter ended March 31, 2008.  This increase reflects a onetime bonus paid to an officer of the company for past performance in the amount of $500,000 plus taxes, which is to be paid out quarterly over a two year period beginning in March 2008.

•
The current portion of long term debt increased by $4,789,000 to $10,349,900 at March 31, 2008.  The majority of the current debt, $10,254,900, was for the construction loan associated with the multifamily housing project in Gillette, Wyoming.

•	Other current liabilities increased by $191,600 primarily as a result of the retainage amounts related to the Gillette, Wyoming multifamily housing project.

Cash flows during the quarter ended March 31, 2008:

•	Operations consumed $769,400, Investing Activities consumed $27,980,300 and Financing Activities provided $5,264,200 for a net decrease in cash of $23,485,500.
•	For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:

•	Cash provided by investing activities:
•	The sale of marketable securities – 55,000 shares of Premier by SGMI for $124,600.
•	$1,792,400 in cash, held as restricted investments at December 31, 2007 was released to the Company due to a tax free exchange real estate transaction not being concluded.

•	Cash consumed in investing activities:
•
The Company invested $147,800 in a prospective real estate property to prepare it for future development and $4,765,800 in the multi-family housing development in Gillette, Wyoming for a total investment of $4,913,600 in real estate.

•
The Company paid $82,200 as its portion of oil and gas acquisition costs subject to its agreement on properties in the U.S. gulf coast.  The Company plans on beginning drilling these properties in 2008.

•	The Company invested $10,900 in unproven mining claims through its subsidiary SGMI on its gold prospect properties.
•
The Company invested $24,886,000 in U.S. Treasury Bills.  The Treasury Bills are classified as marketable securities rather than cash as they have maturities longer than three months from the date of purchase.

Financing Activities:

•	Cash provided by Financing Activities:
•	$4,765,800 additional funds were drawn against the construction loan for the multi-family housing project in Gillette, Wyoming.
•	A total of $1,527,500 was received from the issuance of the Company’s common stock as the result of the cash exercise of 446,698 warrants.

•	Cash consumed in Financing Activities:
•	Payment of long term debt of $30,900 which related primarily to the payment on notes related to various pieces of equipment.
•
On June 22, 2007 the Company announced a stock buyback plan to purchase up to $5.0 million of its common stock.  During the quarter ended March 31, 2008 the Company purchased 249,621 shares under the buyback plan for $998,200 or an average price of $4.00 per share.  From inception of the stock buyback plan through March 31, 2008, the Company has purchased 477,621 shares at an average price per share of $4.28 or $2,045,500.

Capital Resources

Lucky Jack molybdenum property and Kobex Resources Ltd. Agreement

Historical records filed by predecessor owners of the Lucky Jack molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of some 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing some 23 million tons at a grade of 0.689% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at March 31, 2008 was $34.13 per pound.

On March 31, 2008, Kobex gave notice to the Company, effective March 31, 2008,  that Kobex was terminating the April 3, 2007 Exploration, Operating and Mine Development Agreement with the Company.  Through March 31, 2008, Kobex had expended over $8.0 million on the project.  It is the Company’s understanding that Kobex terminated the agreement due to Kobex’ perception of uncertainties in the regulatory and legal environment for developing the property.  As a result of Kobex electing to no longer participate in the Lucky Jack project, the Company will no longer receive annual option payments from Kobex and is responsible for all of the holding and exploration costs associated with the Lucky Jack project.  The Company announced on April 2, 2008 that its board of directors had approved a $5.0 million budget for the balance of 2008.

The Company plans on continuing its permitting efforts on the Lucky Jack project.  Additionally, the Company may seek an industry partner to participate in the cost of development of the project.

On August 7, 2007, the Town of Crested Butte, Colorado issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium.  Company management believes that the Lucky Jack Project should not be affected by this moratorium and we are continuing all ongoing activities while reviewing and evaluating the matter.  The Company intends to work with the Town to proceed with necessary rehabilitation activities, in a manner which will be consistent with the Town’s Watershed Protection District Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Ordinance, and the nature of such revisions are not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

Cash on Hand

The Company has invested its cash surplus in interest bearing accounts and short term U.S. Government Treasury Bills which will provide working capital to fund the Company’s projects.

Commercial Bank

Line of Credit - The Company has a $5,000,000 line of credit with a commercial bank.  The full line of credit was available to the Company when this report was filed.  The line of credit has a variable interest rate which is tied to a national market rate.  At inception the line of credit (October 26, 2007), the interest rate of interest per annum was 7.75% per annum.  The line of credit is available until October 1, 2008 at which time it may be renewed depending on the financial strength and needs of the Company.  The credit line is secured by our corporate headquarters and one of the corporate aircraft.  To date, no advances have been made on the line of credit.

Construction Loan - On August 31, 2007, the Company obtained construction financing from a commercial bank of $18.5 million for the construction of the Gillette, Wyoming multifamily housing project.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  We can elect to extend the due date to September 1, 2009.  Collateral for the loan is the Gillette, Wyoming property, a guarantee by the Company and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account that is to be released to the Company upon obtaining permanent financing.  The Company has contacted various lending institutions regarding permanent financing.  Once 90% occupancy is obtained on all the units, these financial institutions have indicated that they will consider providing long term financing.

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

Other

Current Asset held for sale – At March 31, 2008, the Company owned a used corporate aircraft which is held for sale.  The book value of the aircraft at March 31, 2008 is $1,112,600.  The Company anticipates selling the aircraft during 2008 in excess of the book value.  No assurance however can be given as to when and for how much the aircraft will be sold.

Restricted Cash Investments – At March 31, 2008, we had $4,830,900 in current restricted cash investments.  Of this amount $4,784,500 was pledged as additional collateral with a commercial bank providing the construction loan for the Gillette, Wyoming multifamily housing project.  Once the project is completely built and permanent financing is secured for the project, this cash deposit will be released to the Company.

Capital Requirements

The direct capital requirements of the Company during the 2008 are the funding of the Lucky Jack molybdenum project, development of the Company’s interest in recently acquired oil and gas properties, development of the Gillette, Wyoming multifamily housing property, general and administrative costs, the stock buyback program, and the potential acquisition of other natural resources or mineral interests.

Oil and Gas Development

The Company signed an Exploration and Area of Mutual Interest agreement with a United States Gulf Coast oil and gas exploration and production company for potential onshore oil and gas development.  The Company anticipates it will participate as a 20% working interest partner in potentially numerous wells that could be drilled over the next three to five years.  As of March 31, 2008, the Company had invested $2,992,400 under the agreement.  Three prospects have been leased, and exploration and development activities are expected to commence in the second quarter of 2008.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of an anticipated three to five year program.  The Company has forecast the expenditure of $6.2 million cash in the drilling and possible completion of the initial wells as well as the potential purchase of additional leases and seismic data during 2008.

Real Estate

Remington Village multifamily housing – The Company has budgeted $26 million to complete this project.  The Company has funded approximately $7.0 million of its cash commitment of $7.5 million or approximately 29% of the total project cost.  The Company was also required to place $4,725,000 in escrow with the commercial bank at the time of the closing of the construction loan.

As of March 31, 2008, a total of $10.3 million had been drawn on the $18,500,000 construction line of credit.  Since there have been no major cost over runs on the project, the Company believes that the remainder of the construction loan, $8.2 million, will be sufficient to complete the project.  In the event the construction loan is not sufficient to complete the project, the Company intends to make up any shortfall.  The Company anticipates that all apartment units will be completed and fully occupied before or during the fourth quarter of 2008 at which time it expects to obtain long term financing on the property.

Other Real Estate Developments – The Company had budgeted additional investments in real estate and multifamily developments during 2008.  The notice of the withdrawal of Kobex from the Lucky Jack molybdenum project has resulted in a cessation of real estate development.

Stock Buyback Program

The Board of Directors of the Company approved a share buyback program for up to $5.0 million.  The buyback program which became effective June 22, 2007, is being administered exclusively through an individual brokerage firm and is subject to blackout periods.  Through March 31, 2008, the Company had repurchased 477,621 shares of its common stock for $2,045,500 leaving an additional $2,954,500 available for the purchase of shares of the Company under the plan.

Sutter Gold Mining Inc.  Properties

The Company has notified the board of SGMI that it does not wish to continue funding additional costs and expenses relating to the SGMI operations.  The Company’s intent is to support SGMI in bringing an industry partner to further develop the property and over time allow the Company the opportunity to liquidate its investment position in SGMI.  No contract has been entered into to sell the Company’s interest in SGMI and management can give no assurance of being able to actually sell the Company’s interest.  SGMI is therefore evaluating whether to raise third party investor capital, seek a joint venture or merger partner, and other possibilities.  The Company does not anticipate using any of its working capital to fund SGMI operations during 2008.

Reclamation Costs

The asset retirement obligation for SGMI at March 31, 2008 is $23,200 which is covered by a cash bond.  It is not anticipated that any cash resources will be used for asset retirement obligations at SGMI during 2008.

The Lucky Jack molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  It is anticipated that the Company will be submitting a Plan of Operations to the USFS in 2009 for USFS review and approval, which approval is required before construction can begin and mining and processing may occur.  Under the procedures mandated by National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and social economic impacts of the proposed development and mining of the Lucky Jack molybdenum property.  The NEPA process provides for public review and comment of the proposed plan.

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

The asset retirement obligation for the Lucky Jack molybdenum property at March 31, 2008 is $112,400.  As the Lucky Jack project is developed, the reclamation liability will increase. It is not anticipated that this reclamation work will occur in the near term.  The Company’s objective, upon closure of the proposed mine at the Lucky Jack property, is to eliminate long-term liabilities associated with the property.

Other

The Company continues to evaluate mineral projects in which it may invest.  Additionally, the Company is researching other opportunities to deploy its capital outside of the minerals business.  At March 31, 2008, none of these acquisition opportunities had advanced past the initial internal evaluation stage.

Results of Operations

Three Months Ended March 31, 2008 compared to 2007

During the three months ended March 31, 2008, the Company recognized a loss of $1,716,600 as compared to a loss of $1,318,200 recorded during the same period of the prior year.  This increase of $398,400 in the loss recorded during the quarter ended March 31, 2008 over the loss of the same quarter of 2007 is as a result of increased operating costs and expenses of $425,500, decrease in other income and expenses of $359,200 and no minority interest in losses of consolidated subsidiaries.  These increases in the net loss for the quarter ended March 31, 2008 from the quarter ended March 31, 2007 were offset by an increase in revenues of $79,100 and an increase of $325,400 in the current and deferred benefit from income taxes during the quarter ended March 31, 2008.

Operating Revenues:

Revenues increased during the quarter ended March 31, 2008 as a result of $87,400 in rental revenues being received from the multi-family housing project in Gillette, Wyoming, which was partially occupied at March 31, 2008.  A reduction of $14,400 was recorded in management fees during the quarter ended March 31, 2008 from those management fees recorded during the quarter ended March 31, 2007.  This reduction was as a result of the elimination of management fees on uranium properties which were charged prior to the properties being sold in 2007.

Operating Costs and Expenses:

The primary increase in operating costs and expenses of $425,500 was the recording of $91,000 in costs associated with the multi-family housing property in Gillette, Wyoming which includes depreciation of $23,400.  The increases in General and Administrative costs of $986,400 relate to the expensing of a onetime bonus awarded to an officer of $500,000, net of taxes, which is to be paid quarterly over two years, and the expensing of employee options granted in the second quarter of 2007.

The increases in operating costs and expenses were offset by a reduction of $563,200 in costs and expenses related to holding costs of mineral properties during the quarter ended March 31, 2008.  This reduction is directly as a result of the sale of the uranium properties during 2007.  The $233,500 of mineral holding costs recorded during the quarter ended March 31, 2008 are primarily associated with the properties held by SGMI.  Costs and expenses associated with other real estate were reduced by $88,700 during the quarter ended March 31, 2007.  This reduction was as a result of costs related to a town site in southern Utah which was also sold during 2007.

Other Income and Expenses:

Gain on sale of marketable securities – During the quarter ended March 31, 2008, the Company recorded a gain on the sale of shares of Premier, sold by SGMI, of $16,200 as compared to a gain of $737,400 recorded by the company as a result of the sale if its shares of Uranium Power Corp. during the quarter ended March 31, 2007.

Interest Income – The Company recognized $553,600 in interest income during the three months ended March 31, 2008 or an increase of $327,600 over the interest income recorded during the quarter ended March 31, 2007.  The increase is as a result of larger amounts of cash invested in interest bearing accounts at March 31, 2008 as a result of the sale of the Company’s uranium properties during 2007.

As a result of the above described changes in revenues, costs and expenses, the Company recorded a loss of $1,716,600 during of the quarter ended March 31, 2008 or $0.07 per share as compared to a loss of $1,318,200 or $0.07 per share for the quarter ended March 31, 2007.

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

Critical Accounting Policies

Principles of Consolidation – The Company uses the equity method of accounting in the consolidation of SGMI.  All material inter-company profits, transactions and balances have been eliminated.

Marketable Securities - The Company accounts for its marketable securities as (1) held-to-maturity, (2) available-for-sale and (3) trading.  The Company holds short-term securities which have maturities of greater than three months but less than one year from the date of purchase.  These securities are classified as held-to-maturity based on the Company's intent to hold such securities to the maturity date.  All held-to-maturity securities are U.S. Government securities and are stated at amortized cost, which approximates fair market value.  Income related to these securities is reported as a component of interest income.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value. Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.

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

Assets Held for Sale – Long lived assets that will be sold within one year of the financial statements are classified as current.  At March 31, 2008 and December 31, 2007, the Company believed that its used corporate aircraft would be sold within a twelve month period.

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

Contractual Obligations

We had two divisions of contractual obligations at March 31, 2008: Debt to third parties of $10,521,100 and asset retirement obligations of $135,600.  The debt will be paid over a period of three years and the retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$10,521,100	$10,349,900	$171,200	$-	-

Other long-term liabilities	135,600	-	-	-	135,600
Totals	$10,656,700	$10,349,900	$171,200	$-	$135,600

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.  We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are assigned to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Material legal proceedings pending at March 31, 2008, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below.  The status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

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

USE intends to work with the Town to proceed with the necessary rehabilitation activities, in a manner which will be consistent with Ordinance 23 and other applicable rules, regulations, and statutes.  However, the timing of expected revisions to the Watershed Protection District Ordinance, and the nature of such revisions, is not predicted.  As a result, it is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property.

Appeal of Approval of Notice of Intent to Conduct Prospecting for the Lucky Jack Molybdenum Property

On March 8, 2008, the High Country Citizens’ Alliance (‘HCCA”) filed a request for hearing before the Colorado Land Reclamation Board of the approval of a Notice of Intent to Conduct Prospecting Notice for the Lucky Jack molybdenum property (“NOI”), which was approved by the Division of Reclamation, Mining and Safety of the Colorado Department of Natural Resources (“DRMS”) on January 3, 2008.  The NOI as approved provided for continued exploration of the molybdenum deposit to update, improve and verify in accordance with current industry standards and legal requirements mineralization data that was collect by Amax in the late 1970’s.

On March 28, 2008 USE and the Colorado Attorney General’s Office filed independent Motions to Dismiss alleging among other matters that: (i) HCCA had no standing to appeal the NOI; (ii) the NOI is not an appealable decision under Colorado law; (iii) HCCA’s appeal is not timely; and (iv) the appeal is based on information obtained in violation of Colorado law.  The Colorado Land Reclamation Board is expected to hear this matter during the second quarter of 2008.  Management of USE believes that approval of the NOI will be upheld and the appeal will be denied.  Management of USE also does not expect any outcome to ultimately adversely affect USE’s plan of operations or financial condition.

ITEM 1A. Risk Factors

The reader should consider the risk factors discussed in our annual report for the year ended December 31, 2007 filed on Form 10-K.

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

ITEM 2.  Changes in Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company issued a total of 471,698 shares of its common stock.  These 471,698 shares were issued as new issuances as a result of the exercise of warrants, 446,698 and issuance of 25,000 shares pursuant to the 2001 stock compensation plan.  The Company also purchased and cancelled 249,621 shares of its common stock under its Stock Buyback Plan during the quarter ended March 31, 2008.

On June 22, 2007 the Board of Directors of the Company approved a share buyback program for up to $5.0 million in common stock.  The following table sets forth the activity under the stock buyback plan during since inception through March 31, 2008.

	Number	Average	Total shares	Maximum
	of shares	per share	purchased	value of shares
Period	purchased	price	under plan	to be purchased
Inception - June 22, 2007				$5,000,000

July 1, through December 31, 2007	228,000	$4.59	228,000	$3,952,700

January 1, through January 31, 2008	161,260	$4.36	389,260	$3,249,200

February 1, through February 28, 2008	-	$-	389,260	$3,249,200

March 1, through March 31, 2008	88,361	$3.33	477,621	$2,954,500

Totals	477,621	$4.28

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Shareholders

Not Applicable

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended March 31, 2008. The events reported were as follows:

	1.	The report filed on January 23, 2008, under Item 5.02 referenced the changed in corporate officers.

	2.	The report filed on February 15, 2008, under Item 8.01 referenced the approval of amended work program for the Lucky Jack Project.

	3.	The report filed on February 25, 3008, under Item 8.01 referenced the results of metallurgical testing at the Lucky Jack Project.

	4.	The report filed on March 14 2008, under Item 8 referenced the amendment of Bylaws and setting of annual meeting dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: May 9, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: May 9, 2008	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer