Form 10-Q
period 2008-06-30
US ENERGY CORP
filed 2008-08-08
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2008 or

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

YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 8, 2008
Common stock, $.01 par value	23,552,996

U.S. ENERGY CORP. and SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$9,900,600	$72,292,200
Marketable securities
Held to maturity - treasuries	60,298,100	--
Available for sale securities	109,200	480,200
Accounts receivable
Trade	67,700	171,700
Reimbursable project costs	--	782,100
Dissolution of subsidiaries	--	197,600
Income taxes	2,243,800	902,900
Restricted investments	4,879,600	6,624,700
Real estate held for sale	550,400	--
Assets held for sale	1,624,200	1,112,600
Deferred tax assets	297,400	59,700
Prepaid drilling costs	944,300	--
Prepaid expenses and other current assets	177,100	105,200
Total current assets	81,092,400	82,728,900

PROPERTIES AND EQUIPMENT:	59,618,100	52,785,200
Less accumulated depreciation,
depletion and amortization	(4,608,400)	(4,691,700)
Net properties and equipment	55,009,700	48,093,500

OTHER ASSETS:
Restricted investments	372,700	375,500
Deposits and other	542,500	206,500
Total other assets	915,200	582,000
Total assets	$137,017,300	$131,404,400

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)

	June 30,	December 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$276,300	$1,589,600
Accrued compensation expense	717,300	275,200
Short term construction debt	13,922,900	5,489,000
Current portion of long-term debt	71,900	71,900
Liabilities held for sale	141,500	--
Other current liabilities	670,600	667,500
Total current liabilities	15,800,500	8,093,200

LONG-TERM DEBT, net of current portion	152,800	190,500

DEFERRED TAX LIABILITY	7,868,300	6,928,800

ASSET RETIREMENT OBLIGATIONS	114,500	133,400

OTHER ACCRUED LIABILITIES	1,057,800	958,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 23,532,996 and 23,592,493
shares issued, respectively	235,300	235,900
Additional paid-in capital	97,080,600	96,560,100
Accumulated surplus	15,584,400	19,050,900
Unrealized loss on marketable securities	(386,400)	(256,500)
Unallocated ESOP contribution	(490,500)	(490,500)
Total shareholders' equity	112,023,400	115,099,900
Total liabilities and shareholders' equity	$137,017,300	$131,404,400

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Remington Village real estate	$288,600	$--	$376,000	$--
Other real estate	23,900	143,900	55,300	169,200
Management fees and other	15,900	86,900	46,600	141,200
	328,400	230,800	477,900	310,400

OPERATING COSTS AND EXPENSES:
Remington Village real estate	151,300	--	242,300	--
Other real estate	82,500	2,300	158,600	167,400
Mineral holding costs	943,700	682,200	1,073,500	1,115,400
General and administrative	1,650,300	7,906,200	4,271,100	9,319,200
	2,827,800	8,590,700	5,745,500	10,602,000

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(2,499,400)	(8,359,900)	(5,267,600)	(10,291,600)

OTHER INCOME & (EXPENSES):
(Loss) gain on sales of assets	(29,000)	1,821,200	(29,000)	1,822,200
Loss on sale of marketable securities	--	(6,828,800)	--	(6,091,400)
Gain on foreign exchange	--	502,500	--	502,500
Gain on sale of uranium assets	--	111,728,200	--	111,728,200
Dividends	--	2,700	--	5,600
Interest income	296,800	636,400	850,400	851,300
Interest expense	(88,800)	6,200	(107,800)	(49,400)
	179,000	107,868,400	713,600	108,769,000

(LOSS) GAIN BEFORE MINORITY
INTEREST, PROVISION FOR
INCOME TAXES AND
DISCONTINUED OPERATIONS	(2,320,400)	99,508,500	(4,554,000)	98,477,400

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARIES	--	(3,716,800)	--	(3,698,600)

(LOSS) GAIN BEFORE PROVISION
FOR INCOME TAXES AND
DISCONTINUED OPERATIONS	(2,320,400)	95,791,700	(4,554,000)	94,778,800

INCOME TAXES:
Current benefit from (provision for)	1,494,200	(20,968,600)	2,122,200	(20,620,300)
Deferred benefit from (provision for)	(790,100)	(15,039,000)	(744,400)	(15,039,000)
	704,100	(36,007,600)	1,377,800	(35,659,300)

(LOSS) GAIN FROM CONTINUING
OPERATIONS	(1,616,300)	59,784,100	(3,176,200)	59,119,500

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
LOSS FROM DISCONTINUED
OPERATIONS (net of taxes)	(133,600)	(488,700)	(290,300)	(1,142,300)

NET (LOSS) INCOME	$(1,749,900)	$59,295,400	$(3,466,500)	$57,977,200
PER SHARE DATA
Basic (loss) earnings
from continuing operations	$(0.07)	$2.98	$(0.14)	$2.99
Basic loss from discontinued operations	--	(0.03)	(0.01)	(0.05)
Basic (loss) earnings per share	$(0.07)	$2.95	$(0.15)	$2.94

Diluted (loss) earnings
from continuing operations	$(0.07)	$2.67	$(0.14)	$2.68
Diluted loss from discontinued operations	--	(0.02)	(0.01)	(0.05)
Diluted (loss) earnings per share	$(0.07)	$2.65	$(0.15)	$2.63

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	23,615,657	20,087,999	23,682,357	19,752,827

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	23,615,657	22,378,861	23,682,357	22,036,586

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,466,500)	$57,977,200
Reconcile net loss to net cash used in operations
Minority interest in the loss of
consolidated subsidiaries	--	3,698,600
Depreciation	407,200	203,000
Accretion of asset retirement obligations	4,400	4,100
Income tax receivable	(1,340,900)	19,906,200
Deferred income taxes	744,400	15,039,000
Gain on sale of assets to sxr	--	(111,728,200)
Loss (gain) on sale of assets	29,000	(1,822,200)
Gain on foreign exchange	--	(516,400)
Gain (loss) on sales of marketable securities	--	6,091,500
Warrant extension and repricing	--	116,300
Noncash compensation	1,567,300	207,500
Noncash services	7,600	--
Net changes in assets and liabilities:	(1,808,800)	(1,863,100)
NET CASH USED IN
OPERATING ACTIVITIES	(3,856,300)	(12,686,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	$--	$62,497,000
Proceeds from sale of uranium assets	--	14,022,700
Proceeds from sale of property and equipment	1,084,600	1,027,000
Acquisition & development of real estate	(8,415,000)	(1,549,700)
Acquisition of unproved oil & gas properties	(740,800)	(2,747,400)
Acquisition of unproved mining claims	(43,100)	(224,200)
Acquisition of property and equipment	(27,200)	(102,100)
Investment in treasury bills	(60,298,100)	(70,330,100)
Net change in restricted investments	1,747,900	--
Net change in notes receivable	--	560,500
Net change in investments in affiliates	--	140,100
NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES	(66,691,700)	3,293,800

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,527,600	1,783,300
Deferred taxes from stock options	--	714,100
Proceeds from long term debt	8,433,900	164,100
Repayments of long term debt	(37,700)	(1,019,100)
Stock buyback program	(1,892,100)	--
NET CASH PROVIDED BY
FINANCING ACTIVITIES	8,031,700	1,642,400

Net cash (used in) provided by operating
activities of discontinued operations	66,700	(186,100)
Net cash (used in) provided by investing
activities of discontinued operations	92,800	(88,700)
Net cash (used in) provided by financing
activities of discontinued operations	(34,800)	--

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(62,391,600)	(8,025,100)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	72,292,200	16,973,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$9,900,600	$8,948,400

SUPPLEMENTAL DISCLOSURES:
Income tax refund	$(800,000)	$--

Interest paid	$107,800	$49,700

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Development of assets through issuance of debt	$8,433,900	$--

Issuance of subsidiary stock to acquire
mining claims	$--	$33,700

Receipt of marketable securities
from the sale of assets	$--	$99,400,600

Unrealized loss/gain	$95,700	$2,619,400

The accompanying notes are an integral part of these statements.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)

1)      Basis of Presentation

The Condensed Balance Sheet as of June 30, 2008, the Condensed Statements of Operations for the three and six months ended June 30, 2008  and 2007 and the Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, have been prepared by the Company without audit.  The Condensed Consolidated Balance Sheet at December 31, 2007 was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2007 (which report is not included in this Form 10-Q Report).  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2007 Form 10-K.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

2)      Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and Sutter Gold Mining Inc. (“SGMI”) which was owned 54.4% by the Company at June 30, 2008.  All material inter-company profits, transactions and balances have been eliminated.  During the quarter ended June 30, 2008, the Company contracted to sell the majority of its shares of SGMI (see Note 9). The assets and liabilities of SGMI are therefore reported as assets and liabilities held for sale and the operations of Sutter are reported as discontinued operations.

The consolidated statement of operation and statement of cash flows of the Company as of June 30, 2007 also include the accounts of its then majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%); Four Nines Gold, Inc. ("FNG") (50.9%); Crested Corp. (“Crested”) (70.9%); Yellow Stone Fuels, Inc. (“YSFI”) (35.9%); U.S. Moly Corp. (“USMC”) (90%); InterWest, Inc. (“InterWest”) (90%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which was equally owned by the Company and Crested.  Subsequent to June 30, 2007 all these subsidiaries and affiliated companies were liquidated or merged into the Company.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

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

SFAS 157  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 8, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements.  The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

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

SFAS 160  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”—an amendment of Accounting Research Bulletin No. 51 , (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

The Company has reviewed other recently issued accounting pronouncements and does not believe that any of those pronouncements will have a material effect on the Company’s financial position or results of operations when adopted.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

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

Options expire 90 days after the employee voluntarily terminates their employment with the Company and twelve months after retirement, disability or death and vest over various time periods established at time of grant.   No stock options were granted during the three and six months ended June 30, 2008.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company provides newly issued shares to satisfy stock option exercises (see Note 13).

The Company also issues shares of Common Stock to four officers of the Company under the 2001 Stock Compensation Plan as amended by vote of the shareholders on June 22, 2007.  Under the terms of the 2001 Stock Compensation Plan each of the four officers is issued 5,000 shares on a quarterly basis and the Company reimburses the officers any taxes due as a result of the issuance of the shares.  The officers have agreed not to sell, pledge or in any other way encumber the shares issued under the 2001 Stock Compensation Plan prior to their retirement, disability or death.  These shares are a portion of the overall compensation package of the executives and are in lieu of cash (see Note 13).

5)      Properties and Equipment

The components of Properties and Equipment at June 30, 2008 are oil and gas properties, mining properties, land, buildings and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value

Oil & Gas properties	$3,651,000	$-	$3,651,000
Mining properties	21,078,700	-	21,078,700
Buildings, land and equipment	34,888,400	(4,608,400)	30,280,000
Totals	$59,618,100	$(4,608,400)	$55,009,700

The Company evaluates assets for impairment when events or circumstances indicate that recorded values may not be recoverable.  There were no impairments for the three and six months ended June 30, 2008 and 2007.  Mining properties of $21,078,700 are the result of the allocation of the purchase price associated with the merger of Crested Corp. into the Company during the fourth quarter of 2007.  The Company is in the process of conducting a valuation of the allocation of the purchase price under SFAS 141R which it anticipates having completed during the third or fourth quarter of 2008.  The Company incurred $257,800 in permitting and engineering studies relating to the Lucky Jack mining claims, which were capitalized, during the six months ended June 30, 2008.  During the quarter ended June 30, 2008 the Company abandoned certain options on uranium leases it held with a book value of $31,100 as the Company saw no economic value in retaining the leases.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.  Following is a breakdown of the lives over which assets are depreciated.

Machinery and equipment
Office Equipment	3 to 5 years
Aircraft	10 years
Field Tools and Hand Equipment	5 to 7 years
Vehicles and Trucks	3 to 7 years
Heavy Equipment	7 to 10 years
Buildings and improvements
Service Buildings Multifamily Housing	20 years 25 years
Corporate Headquarters' Building	45 years

6)      Marketable Securities

The Company accounts for its marketable securities as (1) held-to-maturity, (2) available-for-sale and (3) trading.  The Company holds short-term securities which have maturities of greater than three months but less than one year from the date of purchase are classified as held-to-maturity based on the Company's intent to hold such securities to the maturity date.  All held-to-maturity securities are U.S. Government securities and are stated at amortized cost, which approximates fair market value.  Income related to these securities is reported as a component of interest income.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value. Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.

7)      Other Comprehensive Income (Loss)

Unrealized gains and losses on investments, available-for-sale securities, are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table reconciles net loss/gain to comprehensive loss/gain:

	For the three months ending June 30,		For the six months ending June 30,
	2008	2007	2008	2007
Net (loss)/gain	$(1,749,900)	$59,295,400	$(3,466,500)	$57,977,200

Comprehensive loss from the
unrealized loss on marketable securities	(55,800)	(4,335,800)	(174,500)	(4,335,800)

Deferred income taxes
on marketable securities	21,500	1,410,400	44,600	1,410,400

Comprehensive (loss)/gain	$(1,784,200)	$56,370,000	$(3,596,400)	$55,051,800

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

8)	Income Taxes

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months Ended June 30,		Six Months Ended
	2008	2007	2008	2007
Consolidated book income before income tax	$(2,454,000)	$95,303,000	$(4,844,300)	$93,636,500

Add back equity loss from non consolidated tax subsidiary		$3,729,700		3,711,500
Add back losses from non consolidated tax subsidiaries	$133,600	$1,154,100	$290,300	1,154,100
Permanent differences	308,800	(451,200)	617,500	238,300
Taxable income before temporary differences	$(2,011,600)	$99,735,600	$(3,936,500)	$98,740,400

Expected federal income tax expense (benefit) 35%	$(704,100)	$34,907,600	$(1,377,800)	$34,559,300

Federal deferred income tax expense (benefit)	$790,100	$15,039,000	$744,400	$15,039,000
Federal current expense (benefit)	(1,494,200)	19,868,600	(2,122,200)	19,520,300
Total federal income tax expense (benefit)	(704,100)	34,907,600	(1,377,800)	34,559,300
Current state income tax expense net of
federal tax benefit	-	1,100,000	-	1,100,000
Total provision (benefit)	$(704,100)	$36,007,600	$(1,377,800)	$35,659,300

Current taxes receivable at June 30, 2008 is comprised of $2,243,800 of federal income taxes. The amount of current taxes receivable has been increased by $18,800 benefit from the exercise of pre-FAS 123R nonqualified stock options and warrants which result in an increase to paid in capital.  At December 31, 2007, current taxes receivable was $902,900.

There was no tax effect for the discontinued operations for the period ended June 30, 2008.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

The components of deferred taxes as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Current deferred tax assets:
Tax basis in excess of book	$206,100	$-
Non-deductible reserves and other	91,300	59,700
Total net current deferred tax assets/(liabilities)	$297,400	$59,700

Non-current deferred tax assets:
Deferred compensation	$605,800	$436,300
Accrued reclamation	40,100	38,500
Tax basis in excess of book	-	200,400
Total noncurrent deferred tax assets	645,900	675,200

Non-current deferred tax liabilities:
Book basis in excess of tax basis	(8,514,200)	(7,604,000)
Total deferred tax liabilities	(8,514,200)	(7,604,000)

Total net non-current deferred tax assets/(liabilities)	$(7,868,300)	$(6,928,800)

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at June 30, 2008 and December 31, 2007 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

During the six months ended June 30, 2008, net current deferred tax assets increased by $237,700 and net non-current deferred tax liabilities increased by $939,500.  The total change in net deferred tax liabilities was an increase of $701,800. This is comprised of the following: a deferred income tax expense of $744,400 and the recognition of other comprehensive income in the amount of $44,600 resulting from the tax benefit related to the mark to market of available for sale securities.  The book basis in excess of tax basis in the schedule above relates primarily to the $7,287,300 difference created from the excess of the purchase price over the carrying value of the assets acquired in the purchase of the remaining minority interest of Crested in 2007.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at June 30, 2008 or December 31, 2007.

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

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

9)           Assets Held for Sale

Long lived assets and liabilities that will be sold within one year of the financial statements are classified as current.  At June 30, 2008 the Company believed a majority of its holdings in SGMI would be sold within a twelve month period.  On June 13, 2008 the Company entered into an agreement to sell an aggregate of 39,062,720 common shares SGMI, or 49.9% of the outstanding shares of SGMI, to RMB Resources Ltd. (“RMB”), as trustee for the Telluride Investment Trust, for an aggregate purchase price of approximately Cdn. $5.4 million, in accordance with the terms of a Share Purchase Agreement (“Purchase Agreement”).  Should the transaction with RMB not close, management of the Company intends to pursue other potential buyers.

At June 30, 2008, the Company reported $1,624,200 in assets held for sale and $141,500 in liabilities held for sale, both from Sutter.  Revenues from the operations of Sutter were not material during these periods.  In the event that the transaction with RMB does not close the Company believes it will be able to sell the Sutter assets during the subsequent twelve months from June 30, 2008 in excess of the net book value of $1,482,700.

The Company recorded losses of $290,300 and $133,600 respectively for the six and three months ended June 30, 2008 as discontinued operations relating to Sutter.  The Company also retrospectively recorded losses of $1,142,300 and $488,700 respectively for the six and three months ended June 30, 2007 as discontinued operations relating to Sutter.

All capitalized asset balances associated with these assets, including cash bonds pledged as collateral for reclamation liabilities, were classified as Assets Held for Sale as of June 30, 2008.  Likewise all asset retirement obligations as well as any other liability associated with these properties was classified as current Liabilities Held for Sale at June 30, 2008.  In the event that these assets and liabilities are not sold during the 12 months from June 30, 2008, they will be re-evaluated to insure that no impairment has taken place and re-classified as long term assets and liabilities.

10)           Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share".  Basic earnings per common share are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  As the results of operations for the three and six months ended June 30, 2008 were losses, dilutive options and warrants were excluded from the diluted calculation because they would be anti-dilutive.  Dilutive options and warrants excluded at June 30, 2008 totaled 4,736,131.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

11)           Debt

At June 30, 2008, debt consists of debt related to the construction of the Remington Village multifamily property and the purchase of equipment at various interest rates and due dates:

Short term construction debt	$13,922,900

Current portion of long term debt	71,900

Long term debt	152,800
$14,147,600

12)           Asset Retirement Obligations

The Company accounts for the reclamation of its mineral properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.”  Under the provisions of this statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates.  The Company deducts any actual funds expended for reclamation from the asset retirement obligations during the quarter in which it occurs.  The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.  Asset retirement obligations at June 30, 2008 are for reclamation obligations related to the Lucky Jack project.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	For the six months ending June 30,
	2008	2007
Balance January 1,	$133,400	$124,400
Accretion Expense	4,400	2,100
Deconsolidation of Sutter Gold	(23,300)	--
Balance June 30,	$114,500	$126,500

13)           Shareholders’ Equity

Stock Option Plans

The Board of Directors adopted, and the shareholders approved, the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's employees.  The 2001 ISOP reserves for issuance shares of the Company’s common stock equal to 25% of the Company’s shares of common stock issued and outstanding at any time.  The 2001 ISOP has a term of 10 years.

On July 27, 2007 the Compensation Committee of the Company granted 1,558,000 stock options to employees and officers of the Company under the 2001 ISOP.  These options vest over three years (358,000) and five years (1,200,000) and are exercisable at the closing price on July 27, 2007 or $4.97 per share.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

The weighted average remaining contractual term and aggregate intrinsic value of all employee options at June 30, 2008 was 5.79 years and $865,700, respectively.  At June 30, 2008, 1,023,329 of the options granted were not vested.  During the three and six months ending June 30, 2008, the Company recognized $344,000 and $688,000, respectively in compensation expense related to employee options and will recognize an additional $3,848,800 over the remaining vesting period of four years.  During the three and six months ended June 30, 2007 the Company recognized no compensation expense related to employee stock options.  The Company computes the fair values of its options granted using the Black-Scholes pricing model.  The options issued in 2007 were valued under Black-Scholes using a risk free interest rate of 4.82%, expected life of 10 years and expected volatility of 48.8%.  To estimate expected lives of options for this valuation, it was assumed options will be exercised at the end of their expected lives.  All options are initially assumed to vest.  Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services.

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the six months ended June 30, 2008:

	June 30, 2008
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding at beginning
Outstanding balance at December 31, 2007	3,819,927	$3.75	1,445,585	$3.58
Granted	-	$-	40,000	$2.81
Forfeited	-	$-	-	$-
Expired	(211,571)	$3.92	(45,000)	$3.88
Exercised	-	$-	(446,698)	$3.42
Outstanding at June 30, 2008	3,608,356	$3.74	993,887	$3.61
Exercisable at June 30, 2008	2,585,027	$3.26	953,887	$3.64

Weighted Average Remaining Contractual Life - Years		5.79		2.41

Aggregate intrinsic value of options / warrants outstanding		$865,700		$150,100

During the quarter ended June 30, 2008, the Company issued 40,000 warrants to a consultant.  The warrants were issued at the closing price on the date of grant, $2.81, vest over a four year period and expire four years from date of grant.  The Company recorded $7,700 in expense during the six months ended June 30, 2008 for warrants issued to third parties and no expense associated with warrants during the six months ended June 30, 2007.  The Company will recognize an additional $26,500 in expense over the life of the warrants issued during the six months ended June 30, 2008.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Common Stock

During the six months ended June 30, 2008, the Company issued 491,698 shares of common stock.  Issued shares consist of 45,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan and 446,698 shares issued as the result of the exercise of warrants.  The Company also purchased 551,195 shares during the six months ended June 30, 2008 under its June 22, 2007 stock buyback plan.

The following table details the changes in common stock during the six months ended June 30, 2008:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2007	23,592,493	$235,900	$96,560,100

2001 stock compensation plan	45,000	400	169,600

Exercise of warrants	446,698	4,500	1,523,100

Expense of employee options	-	-	688,100

Expense of company warrants issued	-	-	7,600

Buy Back Program	(551,195)	(5,500)	(1,886,600)

Deferred taxes on FAS 123R compensation	-	-	18,700

Balance as of June 30, 2008	23,532,996	$235,300	$97,080,600

Equity Compensation

During the three and six months ended June 30, 2008 the Company recorded compensation expense of $150,600 and $252,800 respectively in the form of common stock issued to officers pursuant to the shareholder approved 2001 Stock Compensation Plan.  This compensation is a portion of the overall compensation package of the executives and is in lieu of cash compensation (see Note 4).

Common Stock Buy Back Program

On June 22, 2007 the Board of Directors of the Company approved a share buyback program for up to $5 million in common stock.  The buyback program is being administered exclusively through a brokerage firm and is subject to blackout periods.  During the three and six months ended June, 2008 the Company purchased 354,235 and 551,195 shares of common stock respectively for a total of $1,892,000 or an average cost per share of $3.43.  From the commencement of the stock buyback plan through June 30, 2008 the Company has purchased 779,195 shares for $2,939,300 or an average price of $3.77 per share.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

14)           Real Estate Investment

Remington Village – Gillette, Wyoming.  The Company is developing a nine building Class A multifamily apartment complex, with 216 units on 10.15 acres (purchased in 2007) located in Gillette, Wyoming.  At June 30, 2008, overall project construction is about 84% complete, with 5 buildings finished and occupied by tenants.  Remaining buildings should be ready for occupancy by the end of 2008.  The apartments are a mix of one, two, and three bedroom units, and a clubhouse and family amenities are still under construction.  All construction is being conducted by a third party contractor.

A commercial bank is providing construction financing of up to $18.5 million.  Total cost including land, developer’s fee, permits, entitlements, site work and construction, is estimated at $26 million.  Pursuant to the loan agreement, the Company has invested $7.0 million into the project (including $1,247,700 for land purchase).  At June 30, 2008, the outstanding balance on the construction loan was $13.9 million.  The interest rate on the loan balance at June 30, 2008 was 4.7206% based on LIBOR, and interest is payable monthly.  Loan maturity is March 1, 2009 (extendable to September 1, 2009 at our election).  Obtaining permanent financing is expected to be subject to the project meeting the lender’s customary appraised value requirements.

15)           Lucky Jack Molybdenum Property

Kobex gave notice to the Company, effective March 31, 2008, that it was terminating the April 3, 2007 Exploration, Operating and Mine Development Agreement on the Lucky Jack molybdenum project.  Pursuant to the terms of that agreement, Kobex had expended over $8.0 million, all of which is non-refundable and went to advancing the project.  It is the Company’s understanding that Kobex terminated the agreement due to Kobex’ perception of uncertainties in the regulatory and legal environment for developing the property.

On August 7, 2007, the Town of Crested Butte issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium, until an updated Ordinance Amending the Towns’ Watershed Protection District Ordinance (“Watershed Ordinance”) could be adopted.  On May 19, 2008, the Town Counsel adopted a revised Watershed Ordinance.  USE intends to work with the Town to proceed with the necessary rehabilitation activities, in a manner which will be consistent with applicable rules, regulations, and statutes, including applicable provisions of the Watershed Ordinance.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property as a result of the revised Watershed Ordinance.

The board of directors and management of the Company intend to move the Lucky Jack project forward.  They will do so through application of cash reserves on hand as well as seeking an industry partner to replace Kobex.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

16)           Oil and Gas Exploration Activities

The Company has signed agreements with two Gulf Coast (United States) oil and gas exploration and production companies.  The Company anticipates it will participate as a 20% working interest partner in one of the projects and a 4.55% working interest partner in the second.  These projects may result in numerous wells being drilled over the next three to five years.  Approximately $3.6 million has been expended under the agreement through June 30, 2008.  Drilling of the first well under the 20% working interest agreement commenced after the end of the quarter ended June 30, 2008.  The company has advanced $944,300 in prepaid drilling costs on this well as of June 30, 2008 which is in addition to the $3.6 million expended in land and seismic acquisition costs.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of the anticipated three to five year programs.

17)           Segment Information

As of June 30, 2008, the Company had two reportable segments: Mineral Properties, Management Fees and Other and Real Estate Operations.  As of December 31, 2007 and June 30, 2007, the Company did not meet the quantifiable thresholds of SFAS No. 131, (Disclosures About Segments of an Enterprise and Related Information), and therefore did not disclose any segment information.

The only revenues from maintaining mineral properties are management fees charged on reimbursable costs related to the Lucky Jack molybdenum property, and paid by Kobex, during the quarter ended March 31, 2008.  Operating costs associated with mineral properties during the six months ended June 30, 2008 were $1,073,500.  These costs were as a result of the assumption of all costs related to the Lucky Jack project after the withdrawal of Kobex on March 31, 2008.  Operating costs of mineral properties of $1,115,400 during the six months ended June 30, 2007 were as a result of the expenditures the Company incurred prior to selling its uranium properties in April of 2007.

During the three and six months ended June 30, 2008, the Company capitalized $129,100, and expensed $74,600, in construction loan interest related to the construction of a multifamily housing project in Gillette, Wyoming (see Note 14).  This project accounts for 87.2% of total revenues received from real estate operations during the three and six months ended June 30, 2008.

Index
U.S. ENERGY CORP. & SUBSIDIARIES

Notes to Condensed Financial Statements (Unaudited)
(Continued)

A summary of results of operations and total assets by segment follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues:
Real estate	$312,500	$143,900	$431,300	$169,200
Mineral properties, management
fees & other	15,900	86,900	46,600	141,200
Total revenues:	328,400	230,800	477,900	310,400

Operating expenses:
Real estate	233,800	2,300	400,900	167,400
Mineral properties	943,700	682,200	1,073,500	1,115,400
Total operating expenses:	1,177,500	684,500	1,474,400	1,282,800

Interest expense
Real estate	74,600	--	74,600	--
Mineral properties	--	--	--	--
Total interest expense:	74,600	--	74,600	--

(Loss) gain before investment and
property transactions:
Real estate	4,100	141,600	(44,200)	1,800
Mineral properties	(927,800)	(595,300)	(1,026,900)	(974,200)
Loss before investment
and property transactions:	(923,700)	(453,700)	(1,071,100)	(972,400)

Corporate other revenues and expenses:	(1,396,700)	96,245,400	(3,482,900)	95,751,200

(Loss) gain before discontinued
operations and income taxes	$(2,320,400)	$95,791,700	$(4,554,000)	$94,778,800

Depreciation expense:
Real estate	$97,500	$10,100	$148,200	$20,200
Mineral properties, management
fees & other	7,500	5,700	17,900	11,400
Corporate	117,400	66,900	241,100	171,400
Total depreciation expense	$222,400	$82,700	$407,200	$203,000

			As of
			June 30,	December 31,
			2008	2007
Assets by segment
Real estate			$28,181,300	$18,951,700
Mineral / Oil & Gas properties			25,276,200	26,817,100
Corporate assets			83,559,800	85,635,600
Total assets			$137,017,300	$131,404,400

Index

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis of significant factors that affect the Company's liquidity, capital resources and results of operations during the three and six months ended June 30, 2008 and 2007.

Forward Looking Statements

This Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act").  All statements other than statements of historical fact included in this Report are forward looking statements.  In addition, whenever words like "expect", "anticipate”, or "believe" are used, we are making forward looking statements.  Actual results may vary materially from the forward-looking statements and there is no assurance that the assumptions used will be realized in fact.

General Overview

Our strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets.  The Company is focusing its efforts on two fronts with varying time horizons and levels of risk:

•	Near and Mid-Term Investments. This segment includes investment in selected oil and gas exploration and development projects and capitalization of legacy assets.

Our Gulf Coast oil and gas assets provide a large inventory of high-potential exploration opportunities.  Consistent with our strategy, drilling commenced in July 2008.  The Company believes that numerous prospects could be generated, leased and drilled, potentially resulting in $10 to $15 million in exploration and development expenditures for its working interest over the course of the next five years.

Additionally, pursuant to its agreement with RMB Resources, the Company intends to sell a majority of its ownership position in SGMI.  This transaction is expected to close in the third quarter of 2008.

The Company is also constructing a multifamily housing project in Gillette, Wyoming.  We view this as a natural resource based activity as it is related to strong housing demand created by high levels of employment in natural resource activities, primarily oil and gas development and coal mining.

•	Long-Term Investments. This segment includes identification, acquisition and development of mineral properties and is particularly focused on development of the Lucky Jack molybdenum project.

As a result of the termination of the agreement with Kobex, the Company has budgeted $5.0 million for the advancement of the Lucky Jack project through December 31, 2008.  The budgeted amounts will be expended for permitting costs, engineering studies, operating costs related to the water treatment plant and holding costs related to the mining claims.  Prior to the termination of the Kobex agreement, Kobex had furnished a majority of the funds needed to advance the project.  The Company is now seeking a highly qualified, well financed industry partner which may reduce the Company’s capital requirements.

Index

Historical records filed by predecessor owners of the Lucky Jack molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of approximately 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing roughly 23 million tons at a grade of 0.689% MoS2 was also reported.  While no assurance can be given that these quantities of MoS2 exist, the Company believes that this project has extraordinary potential.  The average market price for MoS2 at June 30, 2008 was $34.13 per pound.

Liquidity and Capital Resources

The Company, at June 30, 2008, had $9,900,600 in cash and cash equivalents, $60,298,100 in U.S. Government Treasuries with longer than 90 day maturities from date of purchase and $4,879,600 in restricted investments which were also invested in U.S. Treasuries and pledged on the construction loan for a Class A multifamily housing project in Gillette, Wyoming.  These balances total $75.1 million or $3.19 per outstanding common share at June 30, 2008.  Working capital (current assets minus current liabilities), at June 30, 2008, was $65,291,900.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at June 30, 2008 will be sufficient to fund its operations and capital projects through the balance of 2008 and into the future.

Due to the nature of the Company’s business (acquiring, developing and selling mineral properties), the principal factors affecting the Company are commodity prices, the grade of mineral deposits discovered and permitting.  As commodity prices fall, it is typically less expensive for the Company to acquire properties and hold them until commodity prices raise to levels allowing the properties to be sold or placed into production through joint venture partners or by the Company for its own account.

Major changes in liquidity during the six months ended June 30, 2008 were:

Current Assets

•
Cash decreased by $62,391,600 as a result of investing $60,298,100 in marketable securities, U.S. Treasuries, with maturities greater than three months.  The Company also used cash in operations, mineral property holding, permitting and engineering study costs, and oil and gas exploration.  Please see discussion below regarding cash flows for the six months ended June 30, 2008.

•
Accounts receivable trade, reimbursable project costs and the dissolution of subsidiaries decreased $1,083,700.  This reduction was as a result of the collection of $782,100 paid by the Company on the Lucky Jack project and reimbursed by Kobex, collection of $197,600 due the Company upon the dissolution of its subsidiaries and a reduction of accounts receivable trade of $104,000.

•
During the six months ended June 30, 2008, the Company received a partial payment of $800,000 of the amount due from the Internal Revenue Service at December 31, 2007.  The loss incurred during the six months ended June 30, 2008 resulted in an increase in the amount of the account receivable from the Internal Revenue Service of $2,140,900 as a result of that loss being carried back against taxes paid during 2007.

•
The Company’s restricted investments, cash held in an interest bearing account, decreased by $1,745,100 due to the release of funds held in escrow at December 31, 2007 .  The remaining restricted investments at June 30, 2008 earned $94,100 in interest during the six months ended June 30, 2008.

Index

•
The Company reported $1,624,200 in assets held for sale at June 30, 2008 and $1,112,600 at December 31, 2007.  Assets held for sale at June 30, 2008 are assets related to Sutter Gold Mining Company, Inc. (“SGMI”) and are offset by $141,500 in SGMI liabilities also held for sale.  On June 13, 2008 the Company entered into a private agreement to sell an aggregate of 39,062,720 common shares SGMI, or 49.9% of the outstanding shares of SGMI, to RMB Resources Ltd. (“RMB”), as trustee for the Telluride Investment Trust, for an aggregate purchase price of approximately Cdn. $5.4 million, in accordance with the terms of a Share Purchase Agreement.

•
The Company advanced $1,206,700 in prepaid drilling costs, and was invoiced $262,400 for expenses during June 2008 for the drilling of the first well. The amount of prepaid drilling expensed in excess of the invoiced amount, $944,300, is carried as prepaid drilling costs at June 30, 2008.  The Company has a 20% working interest in this well that is being drilled by PetroQuest Energy, LLC (the operator of the well).  The well is projected to be completed in August 2008.  As the operator of the well invoices the Company for its proportionate share of drilling costs, prepaid drilling costs will be reclassified to properties and equipment as oil and gas properties.  Although the $1,206,700 represents the anticipated cost to the Company for the drilling of the well, the ultimate cost may exceed or be less than that amount depending on conditions of the drilling and any difficulties encountered.

Current Liabilities

•
Accounts payable decreased by $1,313,300 during the six months ended June 30, 2008.  The decrease was a result of the Company funding an early retirement benefit in the amount of $600,000, the payment of $285,100 in sales taxes due on the purchase of an aircraft, and the payment of accrued accounts payable.

•
Accrued compensation expense increased by $442,100 during the six months ended June 30, 2008.  This increase reflects a onetime bonus accrued to an officer of the company for past performance in the amount of $500,000 plus taxes, to be paid out quarterly over a two year period beginning in March 2008.

•	The construction loan associated with our multifamily housing development in Gillette, Wyoming increased by $8,433,900 to $13,922,900 at June 30, 2008.

Cash flows during the six months ended June 30, 2008:

•
Operations consumed $3,856,300, Investing Activities consumed $66,691,700 and Financing Activities provided $8,031,700.  The vast majority of the cash consumed from investing activities, $60,298,100 was the investment of cash in Government Treasuries with a maturity of more than 90 days from purchase date.  These Government Treasuries are not considered cash for accounting purposes but held to maturity marketable securities.

•	For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:

•	Cash provided by Investing Activities:
•	Net proceeds from the sale of a used corporate aircraft and miscellaneous equipment in the amount of $1,084,600.
•
An increase of $1,842,000 in cash as a result of restricted cash investments being released less $94,100 interest earned on restricted cash investments for a net increase in cash from restricted investments of $1,747,900.

Index

•	Cash consumed in investing activities:
•	The Company invested $8,415,000 in its multifamily housing development in Gillette, Wyoming during the six months ended June 30, 2008.
•
The Company paid $478,400 as for its portion of oil and gas acquisition costs subject to its agreement on properties in the U.S. gulf coast and paid $262,400 of drilling costs and expenses on its first well.  The Company also advanced $944,300 in prepaid drilling costs discussed above in liquidity.

•
The Company invested $257,800 in its mineral properties during the six months ended June 30, 2008.  This investment amount was reduced by the abandonment of certain options on uranium leases and the cancellation of a finders fee on the Lucky Jack project for a net increase in mineral properties of $43,100.

•	The Company invested $60,298,100 in U.S. Treasuries. The Treasuries are classified as marketable securities rather than cash as they have maturities longer than three months from the date of purchase.

Financing Activities:

•	Cash provided by Financing Activities:
•	$8,433,900 additional funds were drawn against the construction loan for our multifamily housing development in Gillette, Wyoming.
•	A total of $1,527,600 was received as the result of the cash exercise of 446,698 warrants.

•	Cash consumed in Financing Activities:
•	Payment of long term debt of $37,700 relating primarily to the payment on notes related to various pieces of equipment.
•
On June 22, 2007 the Company announced a stock buyback plan to purchase up to $5.0 million of its common stock.  During the three and six months ended June 30, 2008 the Company purchased 354,235 and 551,195 shares respectively under the buyback plan for $1,892,100 during the six months ended June 30, 2008 or an average price of $3.43 per share.  From inception of the stock buyback plan through June 30, 2008, the Company has purchased 779,195 shares at an average price per share of $3.77 or $2,939,300.

Capital Resources

Lucky Jack molybdenum property and Kobex Resources Ltd. Agreement

Historical records filed by predecessor owners of the Lucky Jack molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of approximately 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing roughly 23 million tons at a grade of 0.689% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist.  The average market price for MoS2 at June 30, 2008 was $34.13 per pound.

Index

On March 31, 2008, Kobex gave notice to the Company that it was immediately terminating the April 3, 2007 Exploration, Operating and Mine Development Agreement with the Company.  Through March 31, 2008, Kobex had expended over $8.0 million on the project.  It is the Company’s understanding that Kobex terminated the agreement due to Kobex’ perception of uncertainties in the regulatory and legal environment for developing the property.  As a result of Kobex electing to no longer participate in the Lucky Jack project, the Company will no longer receive annual option payments from Kobex and is responsible for all of the holding permitting and exploration costs associated with the Lucky Jack project.  The Company has approved a $5.0 million budget for the balance of 2008.

The Company plans on continuing its permitting efforts on the Lucky Jack project.  Additionally, the Company will continue to seek an industry partner to participate in the cost of development of the project.

Cash on Hand

The Company has invested its cash surplus in interest bearing accounts and short term U.S. Government Treasuries providing working capital to fund the Company’s projects.  Although the Company could benefit from higher interest bearing investments, it has its cash invested in U.S. Treasuries to avoid becoming an inadvertent investment company.

Commercial Bank

Line of Credit - The Company has a $5,000,000 line of credit from a commercial bank.  The full line of credit was available to the Company at June 30, 2008 and when this report was filed.  The line of credit has a variable interest rate which is tied to a national market rate.  At inception (October 26, 2007), the interest rate was 7.75% per annum.  The line of credit is available until October 1, 2008 at which time it may be renewed depending on the financial strength and needs of the Company.  The credit line is secured by our corporate headquarters and a corporate aircraft.  To date, no advances have been made on the line of credit.

Construction Loan - On August 31, 2007, the Company obtained $18.5 million in construction financing from a commercial bank for the construction of our Gillette, Wyoming multifamily housing project.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  We can elect to extend the due date to September 1, 2009.  Collateral for the loan is the Gillette, Wyoming property, a guarantee by the Company and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account that is to be released to the Company upon obtaining permanent financing.  The Company has contacted various lending institutions regarding permanent financing.  Once 90% occupancy is obtained on all the units, these financial institutions have indicated that they will consider providing long term financing.

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

Pursuant to the terms of the Uranium One contract for the sale of our uranium properties, the Company also is entitled to receive $20,000,000 when commercial production begins at the uranium mill the Company sold to Uranium One; $7,500,000 when the first delivery of ore to a commercial mill, after commercial production commences, from any of the uranium properties the Company sold to Uranium One; and a production royalty of up to $12,500,000.  No assurance can be given as to when these events and payments will occur.

Index

Other

Current Asset held for sale – The Company believes it will receive Cdn. $5.4 million for the sale of 39,062,720 shares of SGMI to RMB during the third quarter of 2008 (see Note 9).  No assurance can be given however that the transaction with RMB will actually close.

Restricted Cash Investments – At June 30, 2008, we had $4,879,600 in current restricted cash investments that is pledged as additional collateral with a commercial bank providing the construction loan for our Gillette, Wyoming multifamily housing project.  Once the project is completely built and permanent financing is secured for the project, this cash deposit will be released to the Company.

Capital Requirements

The direct capital requirements of the Company during the balance of 2008 are the funding of the Lucky Jack molybdenum project, development of the Company’s interest in recently acquired oil and gas properties, completion of the Gillette, Wyoming multifamily housing project, general and administrative costs, the stock buyback program, and the potential acquisition of other natural resources or mineral interests.

Lucky Jack Molybdenum Property

The Company has approved a $5.0 million budget for the year ended December 31, 2008.  The budgeted amounts will be expended for permitting costs, engineering studies, operating costs related to the water treatment plant and holding costs related to the mining claims.  The Company is seeking a joint venture industry partner which may reduce the amount of capital that the Company will have to expend on the project.  In the event that the Company is not successful in securing a joint interest partner, it may spend in excess of the approved $5.0 million in the third and fourth quarters of 2008.  The Company’s board of directors reviews funding needs of the project at each board meeting and may approve additional expenditures as warranted to move the property into production.

Oil and Gas Development

The Company signed agreements with two Gulf Coast oil and gas exploration and production companies for potential onshore oil and gas development.  The Company anticipates it will participate as a 20% working interest partner in the first project and a 4.55% working interest partner in the second.  Numerous wells may be drilled pursuant to these agreements over the next three to five years.  As of June 30, 2008, the Company had invested $3,651,000 under the agreements for the acquisition of its interests, seismic data and drilling expenses.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10,000,000 to $15,000,000 in exploration and development expenditures for its working interest over the course of an anticipated three to five year program.  The Company has forecast an expenditure of $6.2 million cash for the drilling and possible completion of up to three initial wells with PetroQuest Energy LLC and the potential purchase of additional leases and seismic data during 2008.  The Company has funded $1,206,700 of that amount as pre-paid drilling costs, $944,300, and $262,400 in actual drilling costs as of June 30, 2008.  Drilling of the first well is anticipated being completed in the third quarter of 2008.

Real Estate

Remington Village multifamily housing – The Company has budgeted $26 million to complete this project.  The Company has funded approximately $7.0 million of its cash commitment of $7.5 million or approximately 29% of the total project cost.  The Company was also required to place $4,725,000 in escrow with the commercial bank at the time of the closing of the construction loan.

Index

As of June 30, 2008, a total of $13,922,900 had been drawn on the $18,500,000 construction loan.  The project in on budget and the Company believes that the remainder of the construction loan, $4.5 million, will be sufficient to complete the project.  In the event the construction loan is not sufficient to complete the project, the Company intends to make up any shortfall.  The Company anticipates that all apartment units will be completed and fully occupied before or during the fourth quarter of 2008 at which time it expects to obtain long term financing for the property.

Stock Buyback Program

Effective June 22, 2007, the Board of Directors of the Company approved a share buyback program for up to $5.0 million.  The buyback program is being administered exclusively through an individual brokerage firm and is subject to blackout periods.  Through June 30, 2008, the Company had repurchased 779,195 shares of its common stock for $2,939,300 leaving an additional $2,060,700 available for the purchase of shares of the Company under the plan.

Sutter Gold Mining Inc.  Properties

The Company has contractually agreed to sell its controlling position in SGMI.    At June 30, 2008, all intercompany accounts receivable accounts were current.  It is anticipated that the sale of the Company’s shares of SGMI will occur in August 2008 (see Note 9).    In the event that the sale of the shares is not closed, SGMI has sufficient working capital to continue to fund its operations on a standby basis for 2008 and into 2009.   Should SGMI need working capital beyond its current balances, it will need to raise funds by selling equity, properties or bringing in joint venture partners.

Reclamation Costs

The Lucky Jack molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  It is anticipated that the Company will be submitting a Plan of Operations to the USFS in 2009 for USFS review and approval.  USFS approval is required before construction can begin and mining and processing may occur.  Under the procedures mandated by National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and social economic impacts of the proposed development and mining of the Lucky Jack molybdenum property.  The NEPA process provides for public review and comment of the proposed plan.

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

The asset retirement obligation for the Lucky Jack molybdenum property at June 30, 2008 is $114,500.  As the Lucky Jack project is developed, the reclamation liability will increase. It is not anticipated that this reclamation work will occur in the near term.  The Company’s objective, upon closure of the proposed mine at the Lucky Jack property, is to eliminate long-term liabilities associated with the property.

Index

Other

The Company continues to evaluate mineral projects in which it may invest.  Additionally, the Company is researching other opportunities to deploy its capital outside of the minerals business.  At June 30, 2008, none of these acquisition opportunities had advanced past the initial internal evaluation stage.

Results of Operations

Three and Six Months Ended June 30, 2008 compared with the Three and Six Months Ended June 30, 2007

During the three and six months ended June 30, 2008, the Company recognized losses of $1,749,900 and $3,466,500 respectively as compared to gains of $59,295,400 and $57,977,200  respectively during the three and six months ended June 30, 2007.  The decrease in net earnings for both the three and six months ended June 30, 2008 as compared to the same periods of the previous year is primarily due to higher Other Income during the three and six months ended June 30, 2007 as a result of the sale of the Company’s uranium properties to Uranium One during the second quarter of 2007.  Other components in the net change to the results of operations were (a) increased Revenues for the three and six months ended June 30, 2008; (b) decreased Operating Costs and Expenses during the three and six months ended June 30, 2008; (c) reduced Other Income and Expenses during the three and six months ended June 30, 2008 (d) the elimination of minority interest in the gain of consolidated subsidiaries, (e) reduced operating costs of SGMI and (f) changes in the provision for and benefit from Income Taxes.

Operating Revenues:

Rental revenues of $376,000 and $288,600 were received from Remington Villages during the six months and three months ended June 30, 2008 respectively.  During the three and six months ended June 30, 2007 there were no rental revenues from this project.  Other real estate revenues decreased $113,900 and $120,000 during the six and three months ended June 30, 2008 respectively from the other real estate revenues recorded during the same periods of the previous year.  The reduction of other real estate revenues came as a result of the Company sold lots at its southern Utah real estate property during 2007 while no similar sales occurred during 2008 as the entire property was ultimately sold during 2007.  The reductions of $94,600 and $71,000 in management fee and other revenues during the six and three months ended June 30, 2008 respectively are as a result of reduced management fees being charged for its uranium properties, that were sold in 2007, and its molybdenum property.  Subsequent to Kobex’ withdrawal from the molybdenum property on March 31, 2008, no management fees have been charged for that property.

Operating revenues therefore increased by $167,500 for the six months and $97,600 for the three months ended June 30, 2008.  These increases are as a result of the revenues from the rental of the Remington Village multifamily real estate units during 2008.

Operating Costs and Expenses:

All Operating Costs and Expenses were reduced during the three and six months ended June 30, 2008 with the exception of expenses associated with the Remington Village multifamily housing project.  The total reductions in Operating Costs and Expenses during the three and six months ended June 30, 2008 were $5,762,900 and $4,856,500 respectively.  The majority of this reduction is due to a bonus paid to all employees and directors of the Company during the three and six months ended June 30, 2007 at the closing of the sale of the Company’s uranium assets to Uranium One.   There was no similar bonus paid during the three and six months ended June 30, 2008.

Index

Mineral holding costs of $1,073,500 during the six months ended June 30, 2008 were down $41,900 from the amount of mineral holding costs recorded during the six months ended June 30, 2007.  While the amount of mineral holding costs decreased during the six months ended June 30, 2008, they increased during the quarter ended June 30, 2008 from $682,200 during the quarter ended June 30, 2007 to $943,700 during the quarter ended June 30, 2007, or an increase of $261,500 during the three months ended June 30, 2008 over the prior year for the same quarter.  The fluctuation in mineral holding costs during the periods are as a result of higher costs during the first and part of the second quarters in 2007 relating to holding costs of uranium properties which were ultimately sold during 2007 resulting in no costs during 2008.  Likewise, with the withdrawal of Kobex from the Lucky Jack molybdenum property on March 31, 2008, the Company paid all holding costs related to that property during the quarter ended June 30, 2008 while there were no costs for Lucky Jack during 2007.

The operating costs for Remington Village during the three and six months ended June 30, 2008 were $151,300 and $242,300 respectively.  These costs consist of contract property management services, maintenance, insurance and general administration costs.  There were no operating costs relating to Remington Villages during the three and six months ended June 30, 2007.  The six months operating costs of Remington Villages include $118,600 in depreciation expense.

Other Income and Expenses:

During the three and six months ended June 30, 2007 there were transactions relating to gains and losses from the sale of uranium assets and marketable securities while there were no similar transactions during the three and six months ended June 30, 2008.  These transactions resulted in a reduction of the net Other Income and Expenses of $108,055,400 for the six months ended June 30, 2008.  A detailed discussion of these transactions please see Results of Operations for the Three and Six Months Ended June 30, 2007 compared to the Three and Six Months Ended June 30, 2006 below.

During the three and six months ended June 30, 2008 the Company recorded a net loss of $29,000 on the sale of its used corporate aircraft due to some repairs that had to be made to the plane prior to selling it.  The company netted $1,079,200 from the sale of the plane when it was sold in the quarter ended June 30, 2008.  The description of the gain on the sale of assets during the three and six months ended June 30, 2007 is discussed below.

Interest Income – The Company recognized $850,400 in interest income during the six months ended June 30, 2008 which is comparable to the interest income received during the six months ended June 30, 2007.  Interest received on U.S. Treasuries decreased by $339,600 during the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.  The decrease during the quarter ended June 30, 2008 is as a result of lower levels of cash being invested at lower interest rates.

Interest Expense for the three and six months ended June 30, 2008 increased primarily as a result of the completion of a portion of the Remington Village multifamily housing project in Gillette during the six months ended June 30, 2008.  As the units are completed the interest on the construction loan is expensed rather than being capitalized.

During the fourth quarter of 2007, the Company acquired the minority interest shareholders of Crested Corp. As a result of that acquisition and the anticipated sale of SGMI, there are no minority interest in gains and losses of consolidated subsidiaries at June 30, 2008.  During the previous three and six months ended June 30, 2007 the Company recorded a minority interest in the gain of consolidated subsidiaries of $3,716,800 and $3,698,600 respectively which was a reduction of earnings reported by the Company.

Index

The Company believes that its controlling interest in SGMI will be sold during the third quarter of 2008.  The operations of SGMI are therefore shown as discontinued operations at June 30, 2008 and retrospectively as of June 30, 2007.  SGMI significantly reduced its operations during the six months ended June 30, 2008 to preserve cash.  An income tax benefit from the sale of the Company’s shares of SGMI is recorded at June 30, 2008 and is included in the discontinued operations at the three and six months then ended.

 Due to the loss recorded during the six months ended June 30, 2008, the Company recorded a net benefit from income taxes during the three and six months of $704,100 and $1,377,800 respectively.  During the three and six months ended June 30, 2007 the Company recorded a provision for income taxes of $36,007,600 and $35,659,300 respectively.

As a result of the above described changes in revenues, costs and expenses, the Company recorded a losses of $3,466,500 and $1,749,900 during of the six and three months ended June 30, 2008 respectively or a losses of $0.15 per share for the six months ended June 30, 2008 and a loss of $0.07 per share for the quarter ended June 30, 2008.  During the six and three months ended June 30, 2007 the Company recorded gains of $58.0 million or $2.94 per share basic, and $59.3 million or $2.95 per share basic.

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

Index

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

The shares of Uranium One were recorded at April 30, 2007 at the then market price for Uranium One common shares of $15.04 per share.  The sale of 4,900,000 the Uranium One shares at an average net sales price of $13.65 per share resulted in a loss during the quarter ended June 30, 2007 of $6,837,100.  Included in this net loss are commissions and a bulk discount of $1,799,000.  The balance is due to a reduction in the market price of the Uranium One shares.  At June 30, 2007 the Company had an additional 1,707,606 shares of Uranium One common stock which were all sold in July 2007.

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

The net gain of $57,977,200 during the six months ended June 30, 2007 resulted in positive retained earnings for the Company of $16,743,400 from a accumulated deficit at December 31, 2006 of $39,101,900.

Index

Critical Accounting Policies

Principles of Consolidation – The Company used the equity method of accounting in the consolidation of SGMI at December 31, 2007.  All material inter-company profits, transactions and balances have been eliminated.

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

Asset Retirement Obligations - The Company records the fair value of the reclamation liability on its mining properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the total liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

Index

Assets Held for Sale – Long lived assets that will be sold within one year of the financial statements are classified as current.  At June 30, 2008 and December 31, 2007, the Company believed that its majority ownership position in SGMI and its used corporate aircraft, respectively, would be sold within a twelve month period.  The used corporate aircraft was sold during the six months ended June 30, 2008.

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

Contractual Obligations

We had three divisions of contractual obligations at June 30, 2008: Debt relating to a construction loan of $13,922,900, long term debt of $224,700 and asset retirement obligations of $114,500.  The construction loan will be paid within the next nine months by a long term financing facility.  The long term debt will be paid over a period of three years and the retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Short-term debt obligations	$13,922,900	$13,922,900	$--	$--	$--

Long-term debt obligations	224,700	71,900	152,800	--	--

Other long-term liabilities	114,500	--	--	--	114,500

Totals	$14,262,100	$13,994,800	$152,800	$--	$114,500

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

Index

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in our internal controls over financial reporting during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Material legal proceedings pending at June 30, 2008, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below.  The status of the legal proceedings, which were pending during the year has either not changed, been settled or is otherwise immaterial.

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

1.
Concerning the Application for Water Rights of Virgil and Lee Spann Ranches, Inc., Case No. 03CW033, 03CW034, 03CW035, 03CW036 and 03CW037.  These related cases involve the Spann Ranches, Inc.’s Water Court applications to change the point of diversion through alternative points for the purpose of rotating a portion of their senior water rights between ditches to maximize beneficial use in the event of a major downstream senior call.  MEMCO filed Statements of Opposition to ensure that the final decrees to be issued by the Water Court contain terms and conditions sufficient to protect MEMCO’s water rights from material injury.  On May 12, 2008, the Water Court entered an Order for Dismissal without prejudice on these pending cases for inactivity.  The Applicant Spann Ranch failed to submit proposed decrees to the parties.

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

Index

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

Moratorium Related to the Crested Butte Watershed

On August 7, 2007, the Town of Crested Butte, Colorado issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium, until an updated Ordinance Amending the Towns’ Watershed Protection District Ordinance (“Watershed Ordinance”) could be adopted.  On May 19, 2008, the Town Counsel adopted a revised Watershed Ordinance.

USE intends to work with the Town to proceed with the necessary rehabilitation activities, in a manner which will be consistent with applicable rules, regulations, and statutes, including applicable provisions of the Watershed Ordinance.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property as a result of the revised Watershed Ordinance.

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

On May 14, 2008 the Board denied HCCA’s Request for Hearing and also denied their Request for a Declaratory Order.  Citing Colorado law, the Board determined that HCCA did not have standing or the right to appeal DRMS’s approval of the NOI under Colorado law.

Index

On July 11, 2008 HCCA filed an appeal with the District Court, City and County of Denver, Colorado in July, 2008, seeking certiorari relief (i) on procedural grounds, that the Board’s proceedings and order did not comply with the procedures mandated by the Colorado Administrative Procedure Act, the Colorado Mined Land Reclamation Act, and the rules of the Board; and (ii) on substantive grounds, that the Board’s determination that it lacked jurisdiction to order a public hearing on the NOI was arbitrary because USE’s proposed activities at the Lucky Jack property are “development” work, not “prospecting,” as those terms are defined under the Mined Land Reclamation Act, and therefore the Board’s authorization of the NOI should be the subject of an  open hearing.

USE believes that the work at the property is prospecting in nature, not development, and therefore is not subject to the public hearing provisions of Colorado law.  USE believes that the Board’s decision will be upheld by the District Court.  USE will coordinate its response with the Colorado Attorney General’s Office, which will file an answer on behalf of the Board and the Division of Reclamation, Mining and Safety.

The timing and results of this proceeding are not predicted.  USE does not believe that an adverse result would adversely its financial condition or results of operations.

ITEM 1A.  Risk Factors

Please refer to Risk Factors in the Company’s Form 10K for the year ended December 31, 2007.

ITEM 2.  Changes in Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company issued a total of 491,698 shares of its common stock.  These 491,698 shares were issued as new issuances as a result of the exercise of 446,698 warrants, and the issuance of 45,000 shares pursuant to the 2001 Stock Compensation Plan.  The Company also purchased and cancelled 551,195 shares of its common stock under its Stock Buyback Plan during the six months ended June 30, 2008.

On June 22, 2007 the Board of Directors of the Company approved a share buyback program for up to $5.0 million in common stock.  The following table sets forth the activity under the stock buyback plan during since inception through June 30, 2008.

	Number	Average	Total shares	Maximum
	of shares	per share	purchased	value of shares
Period	purchased	price	under plan	to be purchased
Inception - June 22, 2007				$5,000,000

July 1, through December 31, 2007	228,000	$4.59	228,000	$3,952,700

January 1, 2008 through March 31, 2008	196,960	$4.16	424,960	$3,132,400

April 1, 2008 through June 30, 2008	354,235	$3.03	779,195	$2,060,700

Totals	779,195	$3.77

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

Index

ITEM 4.  Submission of Matter to a Vote of Shareholders

On June 27, 2008, the annual meeting of shareholders was held for the election of three directors to serve until the terms stated in the Proxy Statement (until the 2011 Annual Meeting of Shareholders and until their successors are elected or appointed and qualified).  With respect to the election of the directors, the votes cast were as follows:

Name of Director	Votes For	Votes Against	Abstain
Robert Scott Lorimer	15,135,221	1,031,261	78,728
H. Russell Fraser	14,854,004	1,359,839	31,367
Michael Feinstein	14,759,875	1,400,310	85,025

The directors now are Keith G. Larsen, Mark J. Larsen, Robert Scott Lorimer, H. Russell Fraser, Allen S. Winters, Michael T. Anderson and Michael Feinstein.

The shareholders also voted on two additional items:

	Votes For	Votes Against	Abstain
Adoption of the 2008 Stock Option Plan for non-employee directors.	5,265,973	1,423,482	71,735

	Votes For	Votes Against	Abstain
Ratification of appointment of Moss Adams LLP as independent auditors for the current fiscal year.	15,607,715	615,574	21,921

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

Index

(b)	Reports on Form 8-K. The Company filed seven (7) reports on Form 8-K for the quarter ended June 30, 2008. The events reported were as follows:

	1.	The report filed on April 1, 2008, under Item 1.02 referenced Kobex Resources Ltd. termination of Exploration, Operating and Mine Development Agreement.

	2.	The report filed on April 30, 2008, under Item 8.01 referenced the engagement of an engineering firm for the Lucky Jack Project.

	3.	The report filed on May 12, 2008, under Item 8.01 referenced the operations update and conference call.

	4.	The report filed on May 14, 2008, under Item 8.01 referenced the purchase of 4.55% working interest in a South Louisiana oil and gas area of mutual interest.

	5.	The report filed on June 13, 2008, under Item 8.01 referenced the Agreement for USE to sell shares in Sutter Gold Mining, Inc.

	6.	The report filed on June 19, 2008, under Item 8.01 referenced the decision of the Colorado Mined Land Reclamation Board regarding the Lucky Jack Project.

	7.	The report (8-K/A) filed on June 19, 2008, under Item 8.01 is an amendment to the report noted in 6 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: August 8, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: August 8, 2008	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer