Form 10-Q
period 2008-09-30
US ENERGY CORP
filed 2008-11-10
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2008 or

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

YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 6, 2008
Common stock, $.01 par value	22,389,050

U.S. ENERGY CORP. and SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
ASSETS
(Unaudited)

	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,146,900	$72,292,200
Marketable securities
Held to maturity - treasuries	68,561,100	--
Available for sale securities	892,800	480,200
Accounts receivable
Trade	120,400	171,700
Reimbursable project costs	128,500	782,100
Dissolution of subsidiaries	--	197,600
Income taxes	5,316,500	902,900
Restricted investments	4,928,400	6,624,700
Assets held for sale	--	1,112,600
Real estate held for sale	590,700	--
Deferred tax assets	601,800	59,700
Prepaid expenses and other current assets	101,600	105,200
Total current assets	82,388,700	82,728,900

PROPERTIES AND EQUIPMENT:	66,475,500	52,785,200
Less accumulated depreciation,
depletion and amortization	(4,873,800)	(4,691,700)
Net properties and equipment	61,601,700	48,093,500

OTHER ASSETS:
Restricted investments	367,800	375,500
Deposits and other	548,700	206,500
Total other assets	916,500	582,000
Total assets	$144,906,900	$131,404,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)

	September 30,	December 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$1,334,800	$1,589,600
Accrued compensation	863,900	275,200
Short term construction debt	16,433,800	5,489,000
Current portion of long-term debt	71,900	71,900
Other current liabilities	724,800	667,500
Total current liabilities	19,429,200	8,093,200

LONG-TERM DEBT, net of current portion	133,800	190,500

DEFERRED TAX LIABILITY	8,950,700	6,928,800

ASSET RETIREMENT OBLIGATIONS	141,300	133,400

OTHER ACCRUED LIABILITIES	855,300	958,600

PREFERRED STOCK,
$.01 par value; 100,000 shares authorized
No shares issued or outstanding	--	--

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 23,018,825 and 23,592,493
shares issued, respectively	230,200	235,900
Additional paid-in capital	96,239,900	96,560,100
Accumulated surplus	19,385,300	19,050,900
Unrealized loss on marketable securities	(458,800)	(256,500)
Unallocated ESOP contribution	--	(490,500)
Total shareholders' equity	115,396,600	115,099,900
Total liabilities and shareholders' equity	$144,906,900	$131,404,400

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Remington Village real estate	$497,100	$--	$873,100	$--
Other real estate	66,500	569,400	121,800	738,600
Management fees and other	5,100	56,800	51,700	198,000
	568,700	626,200	1,046,600	936,600

OPERATING COSTS AND EXPENSES:
Remington Village real estate	232,100	--	474,400	--
Other real estate	78,600	80,300	237,200	247,700
Mineral holding costs	1,208,600	238,300	2,282,100	1,353,700
General and administrative	1,697,500	2,150,200	5,968,600	11,469,500
	3,216,800	2,468,800	8,962,300	13,070,900

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(2,648,100)	(1,842,600)	(7,915,700)	(12,134,300)

OTHER INCOME & (EXPENSES):
(Loss) gain on sales of assets	12,400	400	(16,600)	1,822,600
Loss on sale of marketable securities	--	(2,227,000)	--	(8,318,400)
Gain (loss) on foreign exchange	--	(72,600)	--	430,000
Gain on sale of uranium assets	--	--	--	111,728,200
Loss from dissolution of subsidiaries	--	(78,700)	--	(78,700)
Dividends	--	17,100	--	22,700
Interest income	324,100	1,195,600	1,174,500	2,047,000
Interest expense	(146,300)	(14,000)	(254,100)	(63,400)
	190,200	(1,179,200)	903,800	107,590,000

(LOSS) GAIN BEFORE MINORITY
INTEREST, PROVISION FOR
INCOME TAXES AND
DISCONTINUED OPERATIONS	(2,457,900)	(3,021,800)	(7,011,900)	95,455,700

MINORITY INTEREST IN LOSS (GAIN)
OF CONSOLIDATED SUBSIDIARIES	--	147,200	--	(3,551,400)

(LOSS) GAIN BEFORE PROVISION
FOR INCOME TAXES AND
DISCONTINUED OPERATIONS	(2,457,900)	(2,874,600)	(7,011,900)	91,904,300

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
INCOME TAXES:
Current benefit from (provision for)	1,881,000	1,995,200	4,003,200	(18,625,100)
Deferred benefit from (provision for)	(819,000)	526,400	(1,563,400)	(14,512,700)
	1,062,000	2,521,600	2,439,800	(33,137,800)

(LOSS) GAIN FROM CONTINUING
OPERATIONS	(1,395,900)	(353,000)	(4,572,100)	58,766,500

DISCONTINUED OPERATIONS
Loss from discontinued operations	(210,800)	(397,000)	(501,100)	(1,539,300)
Gain on sale of discontinued
operations (net of taxes)	5,407,600	--	5,407,600	--
	5,196,800	(397,000)	4,906,500	(1,539,300)

NET (LOSS) INCOME	$3,800,900	$(750,000)	$334,400	$57,227,200

PER SHARE DATA
Basic (loss) earnings
from continuing operations	$(0.06)	$(0.02)	$(0.19)	$2.94
Basic earnings (loss)
from discontinued operations	0.22	(0.02)	0.20	(0.08)
Basic (loss) earnings per share	$0.16	$(0.04)	$0.01	$2.86

Diluted (loss) earnings
from continuing operations	$(0.06)	$(0.02)	$(0.19)	$2.68
Diluted (loss) earnings
from discontinued operations	0.22	(0.02)	0.20	(0.07)
Diluted (loss) earnings per share	$0.16	$(0.04)	$0.01	$2.61

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	23,505,340	20,558,882	23,629,490	20,024,465

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	23,505,340	20,558,882	23,629,490	21,901,936

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$334,400	$57,227,200
Gain on the sale of SGMI stock	(5,407,600)	--
Loss from discontinued operations	501,100	1,539,300
Net (loss) gain from continuing operations	(4,572,100)	58,766,500
Reconcile net loss from continuing operations
to net cash used in operations
Minority interest in the loss of subsidiaries	--	3,551,400
Depreciation	688,500	302,700
Accretion of asset retirement obligations	--	6,900
Accretion of discount on treasury investments	(991,900)	--
Noncash interest income	--	(1,274,000)
Income tax receivable	(3,399,100)	--
Deferred income taxes	1,563,400	14,512,700
Income tax payable	--	1,569,700
Gain on sale of assets to Uranium One	--	(111,728,100)
Loss (gain) on sale of assets	16,600	(1,860,800)
Gain on foreign exchange	--	(443,300)
Loss on sales of marketable securities	--	8,318,400
Warrant extension and repricing	--	156,500
Noncash compensation	2,135,400	1,089,700
Noncash services	23,600	--
Net changes in assets and liabilities:	186,700	345,700

NET CASH USED IN OPERATING ACTIVITIES	(4,348,900)	(26,686,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	$--	$92,250,700
Proceeds from sale of uranium assets	--	14,022,700
Proceeds from sale of property and equipment	1,097,000	1,294,200
Acquisition & development of real estate	(11,001,400)	(6,595,200)
Acquisition of unproved oil & gas properties	(4,533,600)	(2,894,100)
Acquisition & development
of unproved mining claims	(517,800)	(224,200)
Acquisition of property and equipment	(55,700)	(5,584,300)
Maturities of treasury investments	206,320,000	--
Acquisitions of treasury investments	(273,889,200)	(70,000,000)
Net change in restricted investments	1,704,000	--
Net change in notes receivable	--	560,500
Net change in investments in affiliates	--	(79,500)
NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES	(80,876,700)	22,750,800

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,527,600	2,284,100
Issuance of subsidiary stock	--	342,000
Payment of cash dividend	--	(2,108,300)
Restricted investment for credit facility	--	(4,725,000)
Tax benefit from the exercise of stock options	170,400	1,415,400
Proceeds from long term debt	10,944,800	164,100
Repayments of long term debt	(56,700)	(1,089,200)
Stock buyback program	(2,831,500)	(1,047,300)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	9,754,600	(4,764,200)

Net cash used in operating
activities of discontinued operations	(76,500)	(1,415,100)
Net cash provided by (used in) investing
activities of discontinued operations	4,402,200	(37,400)

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(71,145,300)	(10,151,900)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	72,292,200	16,973,500

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,146,900	$6,821,600

SUPPLEMENTAL DISCLOSURES:
Income tax (received) paid	$(944,900)	$15,640,000

Interest paid	$47,800	$63,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of subsidiary stock to acquire
mining claims	$--	$33,700

Receipt of marketable securities
from the sale of assets	$--	$99,400,600

Unrealized loss/gain	$458,800	$195,800

The accompanying notes are an integral part of these condensed consolidated statements.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1)      Basis of Presentation

The Condensed Balance Sheet as of September 30, 2008, the Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and the Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, have been prepared by the Company without audit.  The Condensed Consolidated Balance Sheet at December 31, 2007 was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2007 (which report is not included in this Form 10-Q Report).  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2007 Form 10-K.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

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

2)      Principles of Consolidation

The consolidated Balance Sheet of the Company at December 31, 2007 included the accounts of the Company and Sutter Gold Mining Inc. (“SGMI”) which was owned 54.4% by the Company at December 31, 2007.  All material inter-company profits, transactions and balances were eliminated.  During the nine months ended September 30, 2008, the Company sold the majority of its shares of SGMI and SGMI operations have been reclassified as discontinued operations (see Note 16).

The consolidated statement of operation and statement of cash flows of the Company as of September  30, 2007 also include the accounts of its then majority-owned or controlled subsidiaries Plateau Resources Limited, Inc. (“Plateau”) (100%); Crested Corp. (“Crested”) (70.1%); SGMI (54.4%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which was equally owned by the Company and Crested.  Subsequent to September 30, 2007 all these subsidiaries and affiliated companies were liquidated or merged into the Company.

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

SFAS 157  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 8, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements.  The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

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

SFAS 160    In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements”—an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company is currently evaluating the impact of SFAS 160 on its financial statements.

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

Options expire 90 days after the employee voluntarily terminates their employment with the Company or twelve months after retirement, disability or death and vest over various time periods established at time of grant.  The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  The Company provides newly issued shares to satisfy stock option exercises (see Note 13).

The Company also issues shares of Common Stock to four officers of the Company under the 2001 Stock Compensation Plan as amended by vote of the shareholders on June 22, 2007.  Under the terms of the 2001 Stock Compensation Plan each of the four officers is issued 5,000 shares on a quarterly basis and the Company reimburses the officers any taxes due as a result of the issuance of the shares.  The officers have agreed not to sell, pledge or in any other way encumber the shares issued under the 2001 Stock Compensation Plan prior to their retirement, disability or death.  These shares are a portion of the overall compensation package of the executives and are in lieu of additional cash compensation being paid to the officers (see Note 13).

5)      Properties and Equipment

The components of Properties and Equipment at September 30, 2008 are oil and gas properties, mining properties, rental properties and buildings land and equipment.

		Accumulated
		Amortization
		Depletion and	Net
	Cost	Depreciation	Book Value
Oil & Gas properties	$7,468,400	$-	$7,468,400
Mining properties	21,566,100	-	21,566,100
Rental properties	22,681,800	(256,400)	22,425,400
Buildings, land and equipment	14,759,200	(4,617,400)	10,141,800
Totals	$66,475,500	$(4,873,800)	$61,601,700

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The Company evaluates assets for impairment when events or circumstances indicate that recorded values may not be recoverable.  There were no impairments for the three and nine months ended September 30, 2008 and 2007.  Mining properties of $21,566,100 are the result of the allocation of the purchase price associated with the merger of Crested Corp. into the Company during the fourth quarter of 2007 as well as expenditures the Company incurred in the permitting process related to the Lucky Jack molybdenum property (“Lucky Jack”) in Colorado.  The Company is in the process of conducting a valuation of the allocation of the purchase price under SFAS 141 which it anticipates having completed during the fourth quarter of 2008.  The Company incurred $1,238,600 in permitting and engineering studies relating to the Lucky Jack property, which were capitalized, during the nine months ended September 30, 2008.  During the nine months ended September 30, 2008 the Company abandoned certain options on uranium leases it held with a book value of $31,100 as the Company saw no economic value in retaining the leases. Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.  Following is a breakdown of the lives over which assets are depreciated.

Machinery and equipment
Office Equipment	3 to 5 years
Aircraft	10 years
Field Tools and Hand Equipment	5 to 7 years
Vehicles and Trucks	3 to 7 years
Heavy Equipment	7 to 10 years
Buildings and improvements
Service Buildings Multifamily Housing	20 years 25 years
Corporate Headquarters' Building	45 years

6)      Marketable Securities

The Company accounts for its marketable securities as (1) held-to-maturity, (2) available-for-sale and (3) trading.  The Company holds short-term securities which have maturities of greater than three months but less than one year from the date of purchase; these securities are classified as held-to-maturity based on the Company's intent to hold such securities to the maturity date.  All held-to-maturity securities are U.S. Government securities and are stated at amortized cost, which approximates fair market value.  Income related to these securities is reported as a component of interest income.  The Company's available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value. Based on the Company's intent to sell the securities, its equity securities are reported as trading securities.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

7)      Other Comprehensive Income (Loss)

Unrealized gains and losses on investments, available-for-sale securities, are excluded from net income but are reported as comprehensive income on the Condensed Consolidated Balance Sheets under Shareholders’ equity.  The following table reconciles net loss/gain to comprehensive loss/gain:

	For the three months		For the nine months ending
	September 30,		September 30,
	2008	2007	2008	2007
Net gain/(loss)	$3,800,900	$(750,000)	$334,400	$57,227,200

Comprehensive loss from the
unrealized loss on marketable securities	(110,400)	(4,335,800)	(284,900)	(324,000)

Reclassification adjustment for gains
included in net income	--	--	--	(305,100)

Deferred income taxes
on marketable securities	39,000	1,410,400	83,600	127,300

Comprehensive gain/(loss)	$3,729,500	$(3,675,400)	$133,100	$56,725,400

8)      Income Taxes

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Book Income/(Loss) before Income Tax	$2,738,900	$(3,271,600)	$(2,105,400)	$90,365,000
Reverse income from discontinued operations	(5,196,800)		(4,906,500)
Equity income from non consolidated tax sub		(160,100)		3,551,400
Add back losses from non consolidated tax subs		391,300		1,545,400
Tax impact of change in asset classification	(549,300)		(549,300)
Prior year true-up and rate change	(171,400)	(265,100)	(171,400)	(265,100)
Permanent differences	411,200	(1,755,600)	1,028,700	(1,517,300)

Taxable (loss)/income
before temporary differences	$(2,767,400)	$(5,061,100)	$(6,703,900)	$93,679,400

Expected federal income tax expense (benefit) 35%	$(968,500)	$(1,771,500)	$(2,346,300)	$32,787,800

Federal deferred income tax expense (benefit)	$819,000	$(526,400)	$1,563,400	$14,512,700
Federal current expense (benefit)	(1,787,500)	(1,245,200)	(3,909,700)	18,275,100
Total federal income tax expense (benefit)	(968,500)	(1,771,600)	(2,346,300)	32,787,800
Current state income tax expense net of
federal tax benefit	(93,500)	(750,000)	(93,500)	350,000
Total provision (benefit) from Continuing Operations	$(1,062,000)	$(2,521,600)	$(2,439,800)	$33,137,800

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Current taxes receivable at September 30, 2008 is comprised of $5,223,000 of federal income taxes and $93,500 of state income taxes. The amount of current federal taxes receivable has been increased by $170,400 benefit from the exercise of pre-FAS 123R nonqualified stock options and warrants which result in an increase to paid in capital and $1,193,600 benefit related to the sale of discontinued operations.  At December 31, 2007, current taxes receivable was $902,900.

The tax impact of change in asset classification relates to the Company’s investment in shares of Sutter Gold Mining, Inc. that it owns at September 30, 2008.  When this asset was previously accounted for as a consolidated subsidiary, no deferred tax asset for the excess of tax basis over book basis was recognized.  As this investment is now being treated as a marketable security, a deferred tax asset is recognized in the current period.

The components of deferred taxes as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Current deferred tax assets:
Tax basis in excess of book	$439,300	$-
Non-deductible reserves and other	162,500	59,700
Total net current deferred tax assets/(liabilities)	$601,800	$59,700

Non-current deferred tax assets:
Deferred compensation	$626,800	$436,300
Accrued reclamation	49,500	38,500
Tax basis in excess of book	-	200,400
Total noncurrent deferred tax assets	676,300	675,200

Non-current deferred tax liabilities:
Book basis in excess of tax basis	(9,616,100)	(7,604,000)
Accrued reclamation	(10,900)
Total deferred tax liabilities	(9,627,000)	(7,604,000)

Total net non-current deferred tax assets/(liabilities)	$(8,950,700)	$(6,928,800)

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at September 30, 2008 and December 31, 2007 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

During the nine months ended September 30, 2008, net current deferred tax assets increased by $542,100 and net non-current deferred tax liabilities increased by $2,021,900.  The total change in net deferred tax liabilities was an increase of $1,479,800, comprised of a deferred income tax expense of $1,563,400 and the recognition of other comprehensive income in the amount of $83,600 resulting from the tax expense related to the mark to market of available for sale securities.  The book basis in excess of tax basis in the schedule above relates primarily to the $7,287,300 difference created from the excess of the purchase price over the carrying value of the assets acquired in the purchase of the remaining minority interest of Crested Corp in 2007.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at September 30, 2008 or December 31, 2007.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.

The Internal Revenue Service has audited the Company’s tax returns through the year ended May 31, 2000.  The Company’s income tax liabilities are settled through fiscal 2000.

9)      Assets Held for Sale

Long lived assets and liabilities that will be sold within one year of the financial statements are classified as current.  At September 30, 2008 and December 31, 2007, the Company reported $590,700 and $1,112,600, respectively, in assets held for sale.  The Asset Held for Sale at September 30, 2008 consisted of undeveloped real estate in Riverton, Wyoming and at December 31, 2007 an aircraft which was sold during the nine months ended September 30, 2008.

10)           Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share".  Basic earnings per common share are based on the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  As the results of continuing operations for the three and nine months ended September 30, 2008 were losses, dilutive options and warrants were excluded from the diluted calculation because they would be anti-dilutive.  Dilutive options and warrants excluded at September 30, 2008 totaled 5,204,461. (See Note 13)  Dilutive options and warrants totaled 5,867,729 at September 30, 2007.

11)           Debt

At September 30, 2008, debt consists of debt related to the construction of the Remington Village multifamily property and the purchase of equipment at various interest rates and due dates:

Short-term construction debt	$16,433,800

Current portion of long-term debt	71,900

Long-term debt	133,800
Total	$16,639,500

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

12)           Asset Retirement Obligations

The Company accounts for the reclamation of its mineral properties pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligation.”  Under the provisions of this statement, the Company records the estimated fair value of the reclamation liability on its mineral properties as of the date that the liability is incurred with a corresponding increase in the property’s book value. Actual costs could differ from those estimates.  The Company deducts any actual funds expended for reclamation from the asset retirement obligations during the quarter in which it occurs.  The reclamation liabilities are reviewed each quarter to determine whether estimates for the total asset retirement obligation are sufficient to complete the reclamation work required.  Asset retirement obligations at September 30, 2008 are for reclamation obligations related to the Lucky Jack project and a Gulf Coast gas well.

The following is a reconciliation of the total liability for asset retirement obligations (unaudited):

	For the nine months ending September 30,
	2008	2007
Balance January 1,	$133,400	$124,400

Accretion of estimated ARO	6,600	6,900

Initial valuation of ARO	24,600	--

Deconsolidation of Sutter Gold	(23,300)	--
Balance September 30,	$141,300	$131,300

13)           Shareholders’ Equity

Stock Option Plans

The Board of Directors adopted, and the shareholders approved, the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of the Company's employees.  The 2001 ISOP reserves for issuance shares of the Company’s common stock equal to 25% of the Company’s shares of common stock issued and outstanding as of June 22, 2007.  The 2001 ISOP has a term of 10 years from date of initial adoption.

On September 22, 2008, the Board of Directors issued 562,500 new options under the 2001 ISOP to officers and employees of the Company.  All options issued on September 22, 2008 were granted at the closing price of $2.52 on the date of grant and vest over three years in equal annual installments beginning September 22, 2009.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The weighted average remaining contractual term and aggregate intrinsic value of all employee options at September 30, 2008 was 6.22 years and $273,300, respectively.  At September 30, 2008, 1,585,829 of the options granted were not vested.  During the three and nine months ending September 30, 2008, the Company recognized $354,300 and $1,042,300, respectively in compensation expense related to employee options and will recognize an additional $4,294,000 over the remaining vesting period of seven years.  During the three and nine months ended September 30, 2007, the Company recognized $326,000 and $334,900 in compensation expense related to employee stock options.  The Company computes the fair values of its options granted using the Black-Scholes pricing model.  The options issued in 2008 were valued under Black-Scholes using a risk free interest rate of 3.23%, expected life of 6 years and expected volatility of 56.5%.  Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services.

During the nine months ended September 30, 2008, the Company issued 40,000 warrants to a consultant.  The warrants were issued at the closing price of $2.81 on the date of grant, vest over a four year period and expire four years from the date of grant.  The 130,000 warrants issued to the Independent Directors and one Advisory Board member during the three and nine months ended September 30, 2008 were issued at the closing price of $2.52 on the date of grant, vest over a three year period and expire 10 years from the date of grant.  The Company recorded $15,900 and $23,600 in expense during the three and nine months ended September 30, 2008 for warrants issued to third parties and $116,300 in expense associated with warrants issued during the nine months ended September 30, 2007.  The Company will recognize an additional $193,300 in expense over the life of the warrants issued during the nine months ended September 30, 2008.

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the nine months ended September 30, 2008:

	September 30, 2008
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding at beginning
Outstanding balance at December 31, 2007	3,819,927	$3.75	1,445,585	$3.58
Granted	562,500	$2.52	170,000	$2.59
Forfeited	(5,333)	$4.97	-	$-
Expired	(284,020)	$3.62	(57,500)	$3.66
Exercised	-	$-	(446,698)	$3.42
Outstanding at September 30, 2008	4,093,074	$3.59	1,111,387	$3.49
Exercisable at September 30, 2008	2,507,245	$3.27	951,887	$3.64

Weighted Average Remaining Contractual Life - Years		6.22		3.09

Aggregate intrinsic value of options / warrants outstanding		$273,300		$27,400

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Common Stock

During the nine months ended September 30, 2008, the Company issued 511,698 shares of common stock.  Issued shares consist of 65,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan and 446,698 shares issued as a result of the exercise of warrants.  The Company also purchased 929,555 shares during the nine months ended September 30, 2008 under its June 22, 2007 stock buyback plan and cancelled 155,811 shares of its common stock which had been held as an unallocated allocation of shares to its ESOP.  The cancellation of the unallocated ESOP shares had no income statement impact and are reflected as reduced common stock and paid in surplus.

The following table details the changes in common stock during the nine months ended September 30, 2008:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2007	23,592,493	$235,900	$96,560,100

2001 stock compensation plan	65,000	700	231,500

Exercise of warrants	446,698	4,500	1,523,100

Expense of employee options	-	-	1,042,300

Stock options issued to outside directors	-	-	1,500

Expense of company warrants issued	-	-	22,100

Common stock buy back program	(929,555)	(9,300)	(2,822,200)

Cancellation of common stock from the ESOP	(155,811)	(1,600)	(488,900)

Deferred taxes on FAS 123R compensation	-	-	170,400
	23,018,825	$230,200	$96,239,900

Equity Compensation

During the three and nine months ended September 30, 2008, the Company recorded compensation expense of $62,200 and $232,200 respectively in the form of common stock issued to officers pursuant to the shareholder approved 2001 Stock Compensation Plan.  This compensation is a portion of the overall compensation package of the executives and is in lieu of additional cash compensation (see Note 4).

Common Stock Buyback Program

On September 19, 2008, the Board of Directors amended the previously approved stock buyback plan of $5.0 million by increasing the total value of shares to be repurchased to $8.0 million.  The buyback program is being administered exclusively through a brokerage firm.  During the three and nine months ended September 30,  2008, the Company purchased 378,360 and 929,555 shares of common stock respectively for a total of $2,831,500 or an average cost per share of $3.05.  From the commencement of the stock buyback plan through September 30, 2008, the Company has purchased 1,157,555 shares for $3,878,800 or an average price of $3.35 per share.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

14)           Real Estate Investment

Remington Village – Gillette, Wyoming.  The Company is constructing a Class A multifamily apartment complex consisting of nine 24 plexes (216 units) and a clubhouse on 10.15 acres (purchased in 2007) located in Gillette, Wyoming.  At September 30, 2008, the overall project construction was 98% complete, with eight 24 plexes finished and occupied by tenants.  The remaining 24 plex should be ready for occupancy by the end of November 2008.  The apartments are a mix of one, two, and three bedroom units, and the overall site includes a clubhouse and family amenities that are still under construction.  All construction is being conducted by a third party contractor.

A commercial bank is providing construction financing of up to $18.5 million.  Total cost including land, developer’s fee, permits, entitlements, site work and construction, is estimated at $26 million.  Pursuant to the loan agreement, the Company has invested $7.0 million into the project (including $1,247,700 for land purchase).  At September 30, 2008, the outstanding balance on the construction loan was $16.4 million.  The interest rate on the loan balance at September 30, 2008 was 5.97% based on LIBOR, and interest is payable monthly.  Loan maturity is March 1, 2009 (extendable to September 1, 2009 at our election subject to the satisfaction of certain conditions).  Obtaining permanent financing is expected to be subject to the project meeting the lender’s customary appraised value requirements.

15)           Lucky Jack Molybdenum Property

Kobex Resources, LTD (“Kobex”) gave notice to the Company, effective March 31, 2008, that it was terminating its Exploration, Operating and Mine Development Agreement on the Lucky Jack molybdenum project (“Lucky Jack”).  Pursuant to the terms of that agreement, Kobex had expended over $8.0 million, all of which is non-refundable and went to advancing the project.

On August 19, 2008, the Company and Thompson Creek Metals Company USA (“TCM”), a Colorado corporation headquartered in Englewood, Colorado, entered into an Exploration, Development and Mine Operating Agreement for the Lucky Jack property.

The Agreement covers two distinct periods of time:  The Option Period, during which TCM may exercise an option to acquire up to a 50% interest in the Lucky Jack property; and the Joint Venture Period, during which TCM may form a joint venture with the Company and also have an option to acquire up to an additional 25% interest in the Property.

The Option Period:

TCM paid $500,000 (non refundable) to the Company at closing which was credited against the carrying value of the Lucky Jack property.  TCM  will pay the Company six annual payments of $1.0 million each beginning on January 1, 2009 for the option to acquire a 50% interest.  This option is exercisable in two stages:

1.
At TCM’s election, within 36 months of incurring a minimum of $15 million in expenditures on or related to Lucky Jack (including the option payments to the Company), TCM may acquire an undivided working interest of 15% in the Property and the business of the project.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Option Payments to the Company or Expenditure Amount, and Deadlines are represented in the following Table:

$500,000	Option Payment	Paid at Closing
$2,000,000	Expenditures	December 31, 2008
$1,000,000	Option Payment	January 1, 2009
$4,000,000	Expenditures	December 31, 2009
$1,000,000	Option Payment	January 1, 2010
$4,000,000	Expenditures	December 31, 2010
$1,000,000	Option Payment	January 1, 2011
$1,500,000	Expenditures	June 30, 2011
$15,000,000

All of the costs to operate the existing water treatment plant will be paid by the Company until TCM exercises its option to own a working interest in the project.

2.
If, by July 31, 2018, TCM has incurred a total of at least $43.5 million of expenditures (including amounts during the first stage) and paid the Company the $6.5 million of option payments (for a total of $50 million), TCM may elect to acquire an additional 35% (for a total of 50%) concurrently or after it exercises its option to acquire a 15% working interest.  None of the interests acquired by TCM will be subject to any overriding royalty to the Company.

Failure by TCM to incur the required amount of expenditures by a deadline, or to make an option payment, will terminate the agreement without further obligation to the Company or TCM.  TCM may terminate the Agreement at any time, but if TCM has earned and subsequently elected to accept, TCM will retain the earned interest and be responsible for their share of all costs and expenses related to Lucky Jack.

The Joint Venture Period; Joint Venture Terms:

Within six months of TCM’s election to acquire the 50% interest, TCM, in its sole discretion, may elect to form a Joint Venture and either: (i) participate on a 50%-50% basis with the Company, each party to bear their own share of expenditures from formation date; or (ii) acquire up to an additional 25% interest in the project by paying 100% of all expenditures equal to $350 million (for a total of $400 million, including the $50 million to earn the 50% interest in the first and second stage of the Option Period), at which point the participation would be 75% TCM and 25% the Company.  Provided however, if TCM makes expenditures of at least $70 million of the $350 million in expenditures and TCM decides not to fund the additional $280 million in expenditures, TCM will have earned an additional 2.5% (for a total of 52.5%).  Thereafter, TCM will earn an incremental added percentage interest for each dollar it spends toward the total $350 million amount.

At any time before incurring the entire $350 million, TCM, in its sole discretion, may determine to cease funding 100% of expenditures, in which event the Company and TCM then would share expenditures in accordance with their participation interests at that date, in accordance with the Joint Venture.  With certain exceptions, either party’s interest is subject to dilution in the event of non-participation in funding the Joint Venture’s budgets.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Management of the Property

TCM is the Project Manager of Lucky Jack.  A four person Management Committee will govern the project’s operations, with two representatives each from the Company and TCM; TCM shall have the deciding vote in the event of a committee deadlock.

If and when Lucky Jack goes into production, TCM will purchase the Company’s share of the molybdic oxide produced from Lucky Jack at an average price as published in Platt’s Metals Weekly price less a discount with a cap and a floor, such discount band to be adjusted every 5 years indexed to a GDP deflator.

Other

On August 7, 2007, the Town of Crested Butte, Colorado issued a temporary moratorium on development activities within its watershed that were not ongoing at the effective date of the moratorium, until an updated Ordinance Amending the Towns’ Watershed Protection District Ordinance (“Watershed Ordinance”) could be adopted.  On May 19, 2008, the Town Council adopted a revised Watershed Ordinance.  The Company and TCM intend to work with the Town concerning activities at the Lucky Jack property consistent with applicable rules, regulations, and statutes.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property as a result of the revised Watershed Ordinance.

16)           Sutter Gold Mining, Inc.

The Company sold 39,062,720 common shares of SGMI that it owned, to RMB Resources Ltd. (“RMB”), as trustee for the Telluride Investment Trust, on August 22, 2008.  The sale of these shares represented approximately 49.9% of the outstanding common shares of SGMI for an aggregate purchase price of approximately Cdn. $5.4 million, or Cdn $0.138/share in accordance with the terms of a share purchase agreement.  Under the terms of the agreement, the Company retained an equity position of approximately 3,550,361 shares and a Net Profits Royalty of 5% in the Sutter Creek, CA project, which will be reduced to a 1% Net Profits Royalty on the project after the Company receives an additional US $4.6 million from production.

In conjunction with the closing of the sale of the shares by the Company to RMB, the Company also participated in a non-brokered private placement by SGMI with the purchase of approximately 4,545,455 units at Cdn. $0.11 per unit for total cash consideration of US $496,000.  Upon completion of both transactions, the Company owns approximately 8,095,816 shares of SGMI.  The Company also received 24-month warrants to purchase an additional 2,272,728 common shares of SGMI at a price of $0.15 per share as part of the private placement.  All securities issued under the private placement will be subject to a four-month hold period and were initially valued at $177,500.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The Company recorded pretax losses of $210,800 and $501,100 for the three and nine months ended September 30, 2008, respectively, as discontinued operations relating to the operations of SGMI while it recognized a gain of $5,407,600, including an income tax benefit of $1,184,900, from the sale of its controlling interest in SGMI.  The Company also retrospectively recorded losses of $1,539,300 and $397,000 respectively for the nine and three months ended September 30, 2007 as discontinued operations relating to SGMI.  Revenues from Sutter for the three and nine months ended September 30, 2008 were $10,800 and $26,200, respectively.  Revenues for the comparable periods in 2007 were $13,100 and $28,000, respectively.  The Company received $5,095,600 as a result of the sale of its controlling interest in SGMI.  The Company invested $496,000 in the SGMI private placement mentioned above for net proceeds of cash of $4,599,600 from the sale of the SGMI shares.

17)           Oil and Gas Exploration Activities

The Company has signed agreements with two Gulf Coast (United States) oil and gas exploration and production companies.  The Company anticipates it will continue to participate as a 20% working interest partner in one of the projects and a 4.55% working interest partner in the second.  These projects may result in numerous wells being drilled over the next three to five years.  Approximately $7,468,400 has been expended under the agreements through September 30, 2008.  The first well in which the Company participates on a 20% working interest basis (reduced to 15% working interest after completion point) was drilled during the quarter ended September 30, 2008 to its contract depth and encountered approximately 85 feet (true vertical depth) of net pay in the Cris I – Hollywood 1 Sand.  Production from this well is expected to commence in the fourth quarter.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10 million to $15 million in exploration and development expenditures for its respective working interests in these two prospect areas over the course of the anticipated three to five year programs.

18)           Segment Information

As of September 30, 2008, the Company had two reportable segments: Mineral Properties, Management Fees and Other and Real Estate Operations.  As of December 31, 2007 and September 30, 2007, the Company did not meet the quantifiable thresholds of SFAS No. 131, (Disclosures About Segments of an Enterprise and Related Information), and therefore did not disclose any segment information.

The only revenues from maintaining mineral properties are management fees charged on reimbursable costs related to the Lucky Jack molybdenum property during the nine months ended September 30, 2008.  Operating costs associated with mineral properties during the nine months ended September 30, 2008 were $2,282,100.  These costs were as a result of the assumption of all costs related to the Lucky Jack project after the withdrawal of Kobex on March 31, 2008.  Operating costs of mineral properties of $1,353,700 during the nine months ended September 30, 2007 were as a result of the expenditures the Company incurred prior to selling its uranium properties in April of 2007.

During the three and nine months ended September 30, 2008, the Company capitalized $36,400 and $166,200 and expensed $131,700 and $206,300, respectively, in construction loan interest related to the construction of a multifamily housing project in Gillette, Wyoming (see Note 14).  This project accounts for 88.2% and 87.8%, respectively, of total revenues received from real estate operations during the three and nine months ended September 30, 2008.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

A summary of results of operations and total assets by segment follows:

U.S. ENERGY CORP.
SEGMENT INFORMATION
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Real estate	$563,600	$569,400	$994,900	$738,600
Mineral properties, management
fees & other	5,100	56,800	51,700	198,000
Total revenues:	568,700	626,200	1,046,600	936,600

Operating expenses:
Real estate	310,700	80,300	711,600	247,700
Mineral properties	1,208,600	238,300	2,282,100	1,353,700
Total operating expenses:	1,519,300	318,600	2,993,700	1,601,400

Interest expense
Real estate	131,700	--	206,300	--
Mineral properties	--	--	--	--
Total interest expense:	131,700	--	206,300	--

(Loss) gain before investment and
property transactions:
Real estate	121,200	489,100	77,000	490,900
Mineral properties	(1,203,500)	(181,500)	(2,230,400)	(1,155,700)
Loss before investment
and property transactions:	(1,082,300)	307,600	(2,153,400)	(664,800)

Corporate other revenues and expenses:	(1,375,600)	(3,182,200)	(4,858,500)	92,569,100

(Loss) gain before discontinued
operations and income taxes	$(2,457,900)	$(2,874,600)	$(7,011,900)	$91,904,300

Depreciation expense:
Real estate	$184,300	$20,300	$332,500	$40,500
Mineral properties, management
fees & other	9,000	19,000	26,900	30,400
Corporate	88,000	60,400	329,100	231,800
Total depreciation expense	$281,300	$99,700	$688,500	$302,700

	As of
	September 30,	December 31,
	2008	2007
Assets by segment
Real estate	$28,279,000	$18,951,700
Mineral / Oil & Gas properties	25,283,200	26,817,100
Corporate assets	91,344,700	85,635,600
Total assets	$144,906,900	$131,404,400

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

19)           Subsequent Event

Subsequent to September 30, 2008, the following events occurred:

•
The Company and PetroQuest began drilling a second well in which the Company is participating in as a 20% working interest partner.  Drilling resulted in a dry hole which will be plugged and abandoned.  The estimated abandonment cost to the Company for the well is $81,700.

•
Through November 6, 2008, the Company purchased an additional 785,586 shares under the terms of its stock buyback program.  The total shares repurchased as of November 6, 2008 under the stock buyback plan is 1,943,141 shares for a total of $5,804,000 or an average of $2.99 per share.

•
On October 7, 2008, the Company entered into a Lease Purchase and Drilling Agreement with a private, Texas-based oil and gas company to acquire a 25% non-operating working interest in an oil prospect located in east Texas.  Under the terms of the agreement, the Company paid a $45,000 prospect fee and will be responsible for 33% of the costs for the first well to the tanks, if successful.  The initial commitment under the agreement is approximately $360,000, and dry hole costs are estimated at $230,000 net to the Company. Subsequent wells will be drilled on a "heads-up" basis, with the Company responsible for 25% of all costs.  Drilling of the first well is expected to commence in late 2008 or the 1st quarter of 2009 with a planned drilling depth of approximately 6,000 feet. The currently envisioned drilling program could include up to 10 wells.

•
On October 15, 2008, Basin Electric Power Cooperative (“Basin”) provided notice to the Company that it was exercising its right to terminate the Agreement for Apartments dated July 2, 2007.  Basin paid the Company the $100,000 termination fee required by the agreement, which was sent to the commercial bank providing construction financing to be applied to the principal of the loan.  Basin’s decision is not expected to affect the construction loan and also should not affect the 20 apartments currently occupied by Basin employees or contractors.  However, it will have a temporary adverse impact upon rent revenues, as the current and future unleased apartments allocated to Basin are now free of Basin’s payment obligations.  The Company’s real estate management company at Remington Village has begun leasing these freed up units to the general public.  Given the continued strong demand for housing in Gillette, WY, we expect that the loss of the Basin Agreement for Apartments will not have a material, or long lasting impact either upon the project or the Company.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is Management's Discussion and Analysis (“MD&A”) of the significant factors which have affected our liquidity, capital resources and results of operations during the periods included in the accompanying financial statements.  For a detailed explanation of the Company's Business Overview, it is suggested that Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2008 be read in conjunction with the Company's Form 10-K for the year ended December 31, 2007.  The discussion contains forward-looking statements that involve risks and uncertainties.  Due to uncertainties in our business, actual results may differ materially from the discussion below.

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

General Overview

The Company’s strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets.  The Company is focusing its efforts on two fronts with varying time horizons and levels of risk:

•	Near and Mid-Term Investments. This segment includes investment in selected oil and gas exploration and development projects.

Our Gulf Coast oil and gas assets provide a potentially large inventory of exploration opportunities.  The Company believes that numerous prospects could be generated, leased and drilled, potentially resulting in $10 to $15 million in exploration and development expenditures for its working interest over the course of the next three to five years.

The Company is also constructing a multifamily housing project in Gillette, Wyoming.  We view this as a natural resource based activity as it is related to strong housing demand created by high levels of employment in natural resource activities, primarily oil and gas development and coal mining in Wyoming.  Management of the Company intends to obtain permanent financing once the housing project is completed and occupied.  The project may be sold to allow the Company to focus on its oil and gas investments in the near term and its mineral properties in the long term.

•	Long-Term Investments. This segment includes the identification, acquisition and development of mineral properties and is particularly focused on development of the Lucky Jack molybdenum project.

Historical records filed by predecessor owners of the Lucky Jack molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of approximately 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing roughly 23 million tons at a grade of 0.689% MoS2 was also reported.  While no assurance can be given that these quantities of MoS2 exist, the Company believes that this project has extraordinary potential.  The average market price for MoS2 at September 30, 2008 was $32.62 per pound.

Liquidity and Capital Resources

The Company, at September 30, 2008, had $1,146,900 in cash and cash equivalents, $68,561,100 in U.S. Government Treasuries with longer than 90 day maturities from date of purchase, and $4,928,400 in restricted investments which were also invested in U.S. Treasuries and pledged on the construction loan for a Class A multifamily housing project in Gillette, Wyoming.  These balances total $74.6 million or $3.24 per outstanding common share at September 30, 2008.  Working capital (current assets minus current liabilities), at September 30, 2008, was $62,959,500.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at September 30, 2008 will be sufficient to fund its operations and capital projects through the balance of 2008 and into the future.

Due to the nature of the Company’s business (acquiring, developing and selling mineral properties), the principal factors affecting the Company are commodity prices, the grade of mineral deposits discovered and permitting.  As commodity prices fall, management believes it is typically less expensive for the Company to acquire properties to hold and advance them until commodity prices rise to levels allowing the properties to be sold or placed into production through joint venture partners or by the Company for its own account.

Major changes in liquidity during the nine months ended September 30, 2008 were:

Current Assets

•
Cash decreased by $71,145,300 as a result of investing $67,569,200 in marketable securities, namely U.S. Treasuries, with maturities greater than three months from the date of purchase.  The Company also used cash in operations, mineral property holding expenses, permitting and engineering study costs, and oil and gas exploration.  Please see discussion below regarding cash flows for the nine months ended September 30, 2008.

•
Accounts receivable trade, reimbursable project costs and the dissolution of subsidiaries decreased $902,500.  This reduction was as a result of the collection of $782,100 paid by the Company on the Lucky Jack project and reimbursed by Kobex, collection of $197,600 due the Company upon the dissolution of its subsidiaries and a reduction of accounts receivable trade of $51,300.  These reductions in accounts receivable were offset by an increase in reimbursable project costs relating to the Lucky Jack property in the amount of $128,500.

•
During the nine months ended September 30, 2008, the Company received payments totaling $944,900 as partial payment of the amount due from the Internal Revenue Service at December 31, 2007.  The loss incurred during the nine months ended September 30, 2008 resulted in an increase in the amount of the account receivable from the Internal Revenue Service of $5,358,500 as a result of that loss being carried back against taxes paid during 2007, resulting in a net change of $4,413,600 in the account receivable for income taxes.

•
The Company’s restricted investments, cash held in an interest bearing account, decreased by $1,704,000 due to the release of funds held in escrow for a potential tax free real estate exchange at December 31, 2007.  Additionally, cash deposits held as collateral for reclamation obligations in the amount of $136,200 were released during the nine months ended September 30, 2008.  The remaining restricted investments at September 30, 2008 earned $143,900 in interest during the nine months ended September 30, 2008.

Current Liabilities

•
Accounts payable decreased by $254,800 during the nine months ended September 30, 2008.  The decrease was a result of the Company funding an early retirement benefit in the amount of $600,000, the payment of $285,100 in sales taxes due on the purchase of an aircraft, and the payment of accrued accounts payable.  Increases in accounts payable in the amount of $630,300 are principally related to drilling costs on the Company’s oil projects and engineering studies on Lucky Jack.

•
Accrued compensation expense increased by $588,700 during the nine months ended September 30, 2008.  This increase reflects a onetime bonus accrued to an officer of the Company for past performance in the amount of $500,000 plus taxes, to be paid out quarterly over a two year period beginning in March 2008.

•	The construction loan associated with our multifamily housing development in Gillette, Wyoming increased by $10,944,800 to $16,433,800 at September 30, 2008.

Cash flows during the nine months ended September 30, 2008:

•
Operations consumed $4,348,900, Investing Activities consumed $80,876,700 and Financing Activities provided $9,754,600.  The vast majority of the cash consumed from investing activities, was a net of $67,569,200 was the investment of cash in Government Treasuries with a maturity of more than 90 days from purchase date.  These Government Treasuries are not considered cash for accounting purposes but held to maturity marketable securities.

•	For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:
•	Cash provided by Investing Activities:
•	Net proceeds from the sale of a used corporate aircraft and miscellaneous equipment in the amount of $1,097,000.
•
An increase of $1,847,900 in cash as a result of restricted cash investments being released less $143,900 interest earned on restricted cash investments for a net increase in cash from restricted investments of $1,704,000.

•       Cash consumed in investing activities:
•	The Company invested $11,001,400 in its multifamily housing development in Gillette, Wyoming during the nine months ended September 30, 2008.
•
The Company paid $2,065,000 for its portion of oil and gas acquisition costs subject to its agreement on properties in the U.S. gulf coast and paid $2,468,600 of drilling costs and expenses on its first well for a total cash investment increase of $4,533,600.

•
The Company invested $1,238,600 in its mineral properties during the nine months ended September 30, 2008.  This investment amount was reduced by the receipt of $500,000 from Thompson Creek Metals Company USA pursuant to the terms of the Exploration, Development and Mine Operating Agreement, the abandonment of certain options on uranium leases and the cancellation of a finder’s fee on the Lucky Jack project for a net increase in mineral properties of $517,800.

•
The Company received a total of $206,320,000 from maturities of investments in Government Treasuries and reinvested $273,889,200 in U.S. Treasuries for a net investment of $67,569,200 in U.S. Treasuries.  The Treasuries are classified as marketable securities rather than cash as they have maturities longer than three months from the date of purchase.

Financing Activities:

•	Cash provided by Financing Activities:

•	$10,944,800 additional funds were drawn against the construction loan for our multifamily housing development in Gillette, Wyoming.
•	A total of $1,527,600 was received as the result of the cash exercise of 446,698 warrants.

•	Cash consumed in Financing Activities:

•	Payment of long term debt of $56,700 relating primarily to the payment on notes related to various pieces of equipment.
•
On June 22, 2007 the Company announced a stock buyback plan to purchase up to $5.0 million of its common stock.  This plan was amended on September 19, 2008 increasing the total purchase amount to $8.0 million.  During the nine months ended September 30, 2008 the Company purchased 929,555 shares under the buyback plan for $2,831,500 or an average price of $3.05 per share.  From inception of the stock buyback plan through September 30, 2008, the Company has purchased 1,157,555 shares at an average price per share of $3.35 or $3,878,800.

Capital Resources

Lucky Jack molybdenum property and Thompson Creek Metals Company, USA

The Lucky Jack molybdenum property is expected to provide the Company’s long range source of capital resources.  Historical records filed by predecessor owners of the Lucky Jack molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of approximately 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing roughly 23 million tons at a grade of 0.689% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist or that the Company will be successful in permitting the property.  The average market price for MoS2 at September 30, 2008 was $32.62 per pound.

On March 31, 2008, Kobex Resources, LLP (“Kobex”) gave notice to the Company that it was terminating its Exploration, Operating and Mine Development Agreement with the Company.  Through March 31, 2008, Kobex had expended over $8.0 million on the project.

On August 19, 2008, the Company and Thompson Creek Metals Company USA (“TCM”), a Colorado corporation headquartered in Englewood, Colorado, entered into an Exploration, Development and Mine Operating Agreement for the Company’s Lucky Jack molybdenum property in Gunnison County, Colorado.  Please see summary above at Note 15.

Oil and Gas Production

The Company’s short and medium term sources of cash are expected to be provided by successful wells the Company is drilling.  At September 30, 2008 there was no production from the first well in which the Company participated with PetroQuest.  Production from that well is anticipated to first occur during the fourth quarter of 2008.  Reserves and production rates have not yet been established for the well as delivery infrastructure is currently being constructed and no production had occurred as of September 30, 2008.  The Company plans on continuing in the oil and gas exploration business and may also acquire existing production.

Real Estate

The Company has $18.5 million in construction financing from a commercial bank for the construction of our Gillette, Wyoming multifamily housing project.  The construction loan matures on March 1, 2009, bears interest at 2.25% over 30 day LIBOR and required a 0.75% origination fee.  At the Company’s election and subject to the satisfaction of certain conditions the construction loan may be extended to September 1, 2009.  Collateral for the loan is the Gillette, Wyoming property, a guarantee by the Company and a deposit of an additional $4.7 million with the commercial bank, held in an interest bearing account that is to be released to the Company upon obtaining permanent financing.

At September 30, 2008, the Company was receiving rent from the project.  Completion of and full occupancy of the project are projected to occur during the fourth quarter of 2008.  The Company is in the process of securing permanent financing.  Availability of financing will depend on completion of the project, occupancy of the apartments and the availability of capital from lending institutions.  Although management believes that permanent financing will be obtained, no assurance can be given that it will due to unstable lending markets.  Once completed, fully occupied and financed the Company may sell the property in an effort to concentrate on its oil and gas development prospects as well as the Lucky Jack molybdenum property.

Cash on Hand

The Company has invested its working capital in interest bearing accounts and the majority of its cash surplus in short term U.S. Government Treasuries providing working capital to fund the Company’s projects.  Although the Company could benefit from higher interest bearing investments, it has its cash invested in U.S. Treasuries to avoid becoming an inadvertent investment company.

Commercial Bank

Line of Credit - The Company has a $5.0 million line of credit from a commercial bank.  The full line of credit was available to the Company at September 30, 2008 and when this report was filed.  The line of credit has a variable interest rate which is tied to a national market rate.  The line of credit is available until October 1, 2009 at which time it may be renewed depending on the financial strength and needs of the Company.  The credit line is secured by our corporate headquarters and a corporate aircraft.  To date, no advances have been made on the line of credit.

Future Receipts of Royalties and Contractual Commitments from Uranium Properties

We retained our 4% Net Profits Royalty on a portion of the Green Mountain uranium property in Wyoming which is owned and operated by Rio Tinto, Inc.  No assurance can be given as to when or if the property will be placed into production.  Any royalty due will be based on the market price of uranium concentrates and the cost of producing those concentrates.

Pursuant to the terms of the 2007 Uranium One contract for the sale of our uranium properties, the Company is entitled to receive $20 million when commercial production begins at the Utah uranium mill sold to Uranium One; $7.5 million when the first delivery of ore to any commercial mill, after commercial production commences, from any of the uranium properties the Company sold to Uranium One; and a production royalty of up to $12.5 million.  No assurance can be given as to if or when these events and payments will occur.

Capital Requirements

The direct capital requirements of the Company during the balance of 2008 are the funding of the water treatment plant at the Lucky Jack molybdenum project, development of the Company’s interest in recently acquired oil and gas properties, completion of the Gillette, Wyoming multifamily housing project, general and administrative costs, the stock buyback program, and the potential acquisition of other natural resource or mineral interests.

Lucky Jack Molybdenum Property

Under the terms of its agreement with TCM, the Company is responsible for all costs associated with operating the water treatment plant at the Lucky Jack molybdenum property.  Annual operating costs are approximately $1.4 million.  From time to time additional capital improvement costs are also required to be funded by the Company.  During the fourth quarter of 2008 it is anticipated that the Company will expend approximately $200,000 in capital improvement costs relating to the water treatment plant.  The Company may also elect to participate on capital acquisition programs with TCM under unspecified terms.

Oil and Gas Development

The Company signed agreements with two Gulf Coast oil and gas exploration and production companies for onshore oil and gas development.  The Company anticipates it will participate as a 20% working interest partner in the first project and a 4.55% working interest partner in the second.  Numerous wells may be drilled pursuant to these agreements over the next three to five years.  As of September 30, 2008, the Company had invested $7,468,400 under the agreements for the acquisition of its interests, seismic data and drilling expenses.

The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in an additional $10.0 million to $15.0 million in exploration and development expenditures for its working interest over the course of an anticipated three to five year program with these two Gulf Coast agreements.  Additionally, the Company’s Board has approved the investment of up to $5.0 million in onshore drilling in the U.S. in more oil and gas prospects.

Real Estate

Remington Village multifamily housing –
As of the filing date of this report, the project in on budget and the Company believes that the remainder of the construction loan, $2.1 million, will be sufficient to complete the project.  In the event the construction loan is not sufficient to complete the project, the Company will make up any shortfall.

Stock Buyback Program

On September 19, 2008, the Board of Directors amended the previously approved stock buyback plan of $5.0 million by increasing the total value of shares to be repurchased to $8.0 million.  The buyback program is being administered exclusively through an individual brokerage firm.  During 2007, the Company repurchased 228,000 shares of its common stock for $1,047,300.  In 2008, through September 30, 2008, the Company repurchased 929,555 shares of its common stock for $2,831,500 leaving an additional $4,121,200 available for the purchase of shares of the Company under the plan at September 30, 2008.

Reclamation Costs

The Company has two reclamation obligations:

•	Lucky Jack molybdenum property –

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

Obtaining and maintaining the various permits for the mining operations at the Lucky Jack molybdenum property will be complex, time-consuming, and require significant capital.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company’s control, or changes in agency policy and Federal and State law, could further complicate approval of  the mine’s operation.  Although the Company is confident that the Plan of Operations for the Lucky Jack molybdenum property will ultimately be approved by the USFS, the timing, cost and ultimate success of the mining operation cannot be predicted.

The asset retirement obligation for the Lucky Jack molybdenum property at September 30, 2008 is $116,700.  As the Lucky Jack project is developed, the reclamation liability is expected to increase. It is not anticipated that this reclamation work will occur in the near term.  The Company’s objective, upon closure of the proposed mine at the Lucky Jack property, is to eliminate long-term liabilities associated with the property.

•	Gulf Coast Gas Wells

As of September 30, 2008, only one well had been drilled for which the present value of the Company’s share of the reclamation cost is anticipated to be $24,600.  It is not anticipated that the cost of reclaiming the well site will occur within the next five years.

Other

The Company continues to evaluate mineral projects in which it may invest.  Additionally, the Company is researching other opportunities to deploy its capital outside of the minerals business.  At September 30, 2008, none of these acquisition opportunities had advanced past the initial internal evaluation stage.

Results of Operations

Three and Nine Months Ended September 30, 2008 compared with the Three and Nine Months Ended September 30, 2007

During the three months ended September 30, 2008, the Company recognized a gain of $3,800,900 as compared to a loss of $750,000 during the three months ended September 30, 2007.  The increase in net earnings for the three months ended September 30, 2008 as compared to the prior year period is primarily due to the gain on sale of discontinued operations related to the sale of 39,062,720 common shares of SGMI to RMB Resources Ltd. (“RMB”), as trustee for the Telluride Investment Trust, on August 22, 2008.

During the nine months ended September 20, 2008, the Company recognized a gain of $334,400 as compared to a gain of $57,227,200 during the nine months ended September 30, 2007.  The decrease in net earnings for the nine months ended September 30, 2008 as compared to the same period of the previous year is primarily due to higher Other Income during nine months ended September 30, 2007 as a result of the sale of the Company’s uranium properties to Uranium One during the second quarter of 2007.  Other components in the net change to the results of operations were (a) increased Revenues for the nine months ended September 30, 2008; (b) decreased Operating Costs and Expenses during nine months ended September 30, 2008; (c) reduced Other Income and Expenses during the nine months ended September 30, 2008 (d) the elimination of minority interest in the gain of consolidated subsidiaries, (e) reduced operating costs of SGMI and (f) changes in the provision for and benefit from Income Taxes.

Operating Revenues:

Rental revenues of $497,100 and $873,100 were received from Remington Village during the three and nine months ended September 30, 2008, respectively.  During the three and nine months ended September 30, 2007, there were no rental revenues from this project.  Other real estate revenues decreased $502,900 and $616,800 during the three and nine months ended September 30, 2008 respectively from the other real estate revenues recorded during the same periods of the previous year.  The reduction of other real estate revenues came as a result of the Company selling lots at its southern Utah real estate property during 2007 while no similar sales occurred during 2008 as the entire property was ultimately sold during 2007.  The reductions of $51,700 and $146,300 in management fee and other revenues during the three and nine months ended September 30, 2008, respectively, are as a result of reduced management fees being charged for the Company’s uranium properties, that were sold in 2007, and its molybdenum property.

Operating revenues therefore decreased by $57,500 for the three months ended September 30, 2008 as compared to the prior year period.  This decrease in operating revenues is primarily due to the sale of our Utah real estate in 2007.  Operating revenues increased by $110,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  The increase in operating revenues for the nine months ending September 30, 2008 as compared to the prior year period is a result of the revenues from the rental of the Remington Village units during 2008.

Operating Costs and Expenses:

Operating Costs and Expenses increased by $748,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  Increases in mineral holding costs related to the Lucky Jack Project of $970,300 and Remington Village operating expenses of $232,100 were partially offset by a reduction in General and Administrative costs of $452,700 and other real estate expenses of $1,700.

Operating Costs and Expenses decreased by $4,108,600 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  Operating Costs and Expenses related to other real estate and general and administrative costs were reduced while expenses associated with the Remington Village project and mineral holding costs increased.  The majority of the net reduction is due to a bonus paid to all employees and directors of the Company during the three and nine months ended September 30, 2007 at the closing of the sale of the Company’s uranium assets to Uranium One.   There was no similar bonus paid during the three and nine months ended September 30, 2008.

Mineral holding costs of $2,282,100 during the nine months ended September 30, 2008 increased $928,400 from the amount of mineral holding costs recorded during the nine months ended September 30, 2007.  The increase in mineral holding costs is as a result of the withdrawal of Kobex from the Lucky Jack molybdenum property on March 31, 2008.  Subsequent to March 31, 2008 the Company paid the majority of the holding costs related to the Lucky Jack molybdenum property while Kobex paid the majority of the costs for Lucky Jack during 2007.

The operating costs for Remington Village during the nine months ended September 30, 2008 were $474,400.  These costs consist of contract property management services, maintenance, insurance and general administration costs.  There were no operating costs relating to Remington Village during the three and nine months ended September 30, 2007.  The nine months operating costs of Remington Village include $256,400 in depreciation expense.

Other Income and Expenses:

During the three and nine months ended September 30, 2007 there were transactions relating to gains and losses from the sale of uranium assets and marketable securities, while there were no similar transactions during the three and nine months ended September 30, 2008 which resulted in a reduction of the net Other Income and Expenses of $106,686,200 for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company recorded a net loss of $16,600 on the sale of its used corporate aircraft and other miscellaneous equipment due to some repairs that had to be made to the aircraft prior to selling it.  The company netted $1,079,200 from the sale of the aircraft when it was sold.

Interest Income – The Company recognized $1,174,500 in interest income during the nine months ended September 30, 2008, which is $872,500 less than the interest income received during the nine months ended September 30, 2007.  Interest received on U.S. Treasuries decreased by $871,500 during the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007.  The decrease during the three and nine months ended September 30, 2008 is as a result of lower levels of cash being invested at lower interest rates.

Interest Expense for the three and nine months ended September 30, 2008 increased primarily as a result of the completion of a portion of the Remington Village project during the nine months ended September 30, 2008.  As the units are completed the interest on the construction loan is expensed rather than being capitalized.

During the fourth quarter of 2007, the Company acquired the minority interest shares of Crested Corp. As a result of that acquisition and the sale of SGMI, there are no minority interest in gains and losses of consolidated subsidiaries at September 30, 2008.  During the previous three and nine months ended September 30, 2007 the Company recorded a minority interest in the loss of consolidated subsidiaries of $147,200 and minority interest in the gain of consolidated subsidiaries of $3,551,400, respectively, which were changes in earnings reported by the Company.

During the nine and three months ended September 30, 2008, the Company sold its controlling interest in SGMI.  As a result of that sale, the company recognized a gain of $5,407,600 on the sale of the shares of SGMI and losses of $501,100 and $210,800 from discontinued operations for the nine and three months ended September 30, 2008, respectively.  This results in a net gain on the sale of the SGMI shares of $4,906,500 and $5,196,800 respectively, for the nine and three months ended September 30, 2008.

Due to the loss recorded during the nine months ended September 30, 2008, the Company recorded a net benefit from income taxes during the three and nine months of $1,062,000 and $2,439,800 respectively.  During the three months ended September 30, 2007 the Company recorded a benefit from income taxes of $2,521,600 while a provision for income taxes of $33,137,800 was booked for the nine months then ended.

As a result of the above described changes in revenues, costs and expenses, the Company recorded a profit of $3,800,900 and $334,400 during of the three and nine months ended September 30, 2008, respectively, or a gain of $0.16 per share for the three months ended September 30, 2008 and a gain of $0.01 per share for the nine months ended September 30, 2008.  During the three and nine months ended September 30, 2007 the Company recorded a loss of $750,000 or $0.04 per share basic, and a gain of $57.2 million or $2.86 per share basic, respectively.

Critical Accounting Policies

Principles of Consolidation – The Company consolidated SGMI at December 31, 2007.  All material inter-company profits, transactions and balances have been eliminated.

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

Mineral Claims - We follow the full cost method of accounting for mineral and oil and gas properties.  Accordingly, all costs associated with acquisition, development and capital equipment as well as construction of plant relating to mineral properties are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed the fair market value.  All associated general and administrative as well as exploration costs and expenses associated with mineral properties are expensed when incurred.

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

Assets Held for Sale - Long lived assets that will be sold within one year of the financial statements are classified as current.  At December 31, 2007, the Company believed that its used corporate aircraft would be sold within a twelve month period.  The used corporate aircraft was sold during the nine months ended September 30, 2008.

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

Contractual Obligations

We had three divisions of contractual obligations at September 30, 2008: Debt relating to a construction loan of $16,433,800, long term debt of $205,700 and asset retirement obligations of $141,300.  The construction loan is anticipated to be paid within the next nine months by a long term financing facility.  The long term debt will be paid over a period of three years and the retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Short-term debt obligations	$16,433,800	$16,433,800	$--	$--	$--

Long-term debt obligations	205,700	71,900	133,800	--	--

Other long-term liabilities	141,300	--	--	--	141,300

Totals	$16,780,800	$16,505,700	$133,800	$--	$141,300

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Material legal proceedings pending at September 30, 2008, and developments in those proceedings from that date to the date this Quarterly Report is filed, are summarized below.  The timing and ultimate outcome of this litigation is not predicted.  However, we believe that the ultimate outcome will not have an adverse affect on our financial condition or results of operations.

Water Rights Litigation –Lucky Jack Molybdenum Property

Prior to the transfer of the Lucky Jack molybdenum property from Phelps Dodge Corporation (“PD”) and Mount Emmons Mining Company (“MEMCO”) to the Company on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  In addition, the Company filed a diligence application to preserve the conditional water rights associated with the Lucky Jack Molybdenum Property.  These cases are as follows:

1.
Concerning the Application for Water Rights of the Town of Crested Butte, Case No. 02CW63.  This case involves an application filed by the Town of Crested Butte to provide for an alternative point of diversion.  MEMCO filed a Statement of Opposition to ensure that the final decree to be issued by the Water Court contains terms and conditions sufficient to protect MEMCO’s water rights from material injury.  The Town of Crested Butte and the Company reached a settlement to protect the Company’s water rights and filed a signed Stipulation and Proposed Decree with the Water Court on July 24, 2007.  No protests were filed over the Final Decree during the statutory period, and this case is closed.

2.
Concerning the Application of the United States of America in the Gunnison River, Gunnison County, Case No. 99CW267.  This case involves an application filed by the United States of America to appropriate 0.033 cubic feet per second of water for wildlife use and for incidental irrigation of riparian vegetation at the Lucky Jack Iron Bog Spring, located in the vicinity of the Lucky Jack property.  MEMCO filed a Statement of Opposition to protect proposed mining operations against any adverse impacts by the water requirements of the Iron Bog on such operations.  This case is pending while the parties attempt to reach a settlement on the proposed decree terms and conditions.

3.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  USECC and most other Opposers have taken the position that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This case is pending while the parties negotiate terms and conditions for incorporation into Stipulations among the parties and into Proposed Decree for presentation to the Water Court for approval.

4.
Concerning the Application of U.S. Energy, Case No. 2008CW81.  On July 25, 2008, the Company filed an Application for Finding of Reasonable Diligence with the Water Court concerning the conditional water rights associated with the Lucky Jack Molybdenum Project.  The conditional water decree (“Decree”) requires the Company to file its proposed plan of operations and associated permits (“Plan”) with the Forest Service and BLM within six years of entry of the 2002 Decree, or within six years of the final determination in the Applicant’s pending patent application, whichever occurs later.  Although the BLM issued the mineral patents on April 2, 2004, the patents remained subject to a challenge by High Country Citizens’ Alliance, the Town of Crested Butte, and the Board of County Commissioners of Gunnison County (collectively “Protestors”).  The Company vigorously defended this legal action through the Federal District Court for the District of Colorado and the Tenth Circuit Court of Appeals.  On April 30, 2007, the United States Supreme Court made a final determination upholding BLM’s issuance of the mineral patents through denial of certiorari.  The Company believes that the deadline for filing the Plan specified by the Decree is April 30, 2013 (six years from the final determination of issuance of the mineral patents by the United States Supreme Court).  The Forest Service has indicated that the deadline should be April 2, 2010 (six years from the issuance of the mineral patents by BLM).  The United States, on behalf of the Forest Service and BLM, filed a Statement of Opposition on this specific issue only.  Statements of Opposition were also filed by six other parties including the City of Gunnison, the State of Colorado, and High Country Citizens’ Alliance in September for various reasons, including requesting the Company be put on strict proof as to demonstrating evidence of reasonable diligence in developing the conditional water rights.  Although, the Company and TCM will be prepared to file a Plan by the April 2, 2010 proposed deadline, the Company and TCM will pursue a ruling from the Water Court that the deadline specified in the Decree requires the filing of the Plan by the April 30, 2013.

Ordinance Related to the Crested Butte Watershed

On May 19, 2008, the Town Council adopted a revised Watershed Ordinance.  The Company and TCM intend to work with the Town of Crested Butte concerning activities at the Lucky Jack property consistent with lawful and applicable rules, regulations, and statutes.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for the Lucky Jack property as a result of the revised Watershed Ordinance.

Appeal of Approval of Notice of Intent to Conduct Prospecting for the Lucky Jack Molybdenum Property

On March 8, 2008, the High Country Citizens’ Alliance (‘HCCA”) filed a request for hearing before the Colorado Land Reclamation Board of the approval of a Notice of Intent to Conduct Prospecting Notice for the Lucky Jack molybdenum property (“NOI”), which was approved by the Division of Reclamation, Mining and Safety of the Colorado Department of Natural Resources (“DRMS”) on January 3, 2008.  The NOI as approved provided for continued exploration of the molybdenum deposit to update, improve and verify in accordance with current industry standards and legal requirements mineralization data that was collected by Amax in the late 1970’s.

On March 28, 2008, the Company and the Colorado Attorney General’s Office filed independent Motions to Dismiss alleging among other matters that: (i) HCCA had no standing to appeal the NOI; (ii) the NOI is not an appealable decision under Colorado law; (iii) HCCA’s appeal is not timely; and (iv) the appeal is based on information obtained in violation of Colorado law.

On May 14, 2008, the Board denied HCCA’s Request for Hearing and also denied their Request for a Declaratory Order.  Citing Colorado law, the Board determined that HCCA did not have standing or the right to appeal DRMS’s approval of the NOI under Colorado law.

On August 28, 2008, HCCA appealed the Board’s decision in Denver District Court.  Plaintiff: High Country Citizen’s Alliance v. Defendants:  Colorado Mined Land Reclamation Board, Colorado Division of Reclamation Mining and Safety and U.S. Energy Corp., Case No.: 08CV6156 (District Court, 2d Jud. Dist., City and County of Denver).  The Board has filed an answer with the Court.  The DRMS and the Company (in conjunction with TCM) have both filed the responsive pleadings in addition to motions to dismiss the HCCA complaint.

Water Treatment Facility – Permit Renewal Protest

The Company received a NPDES Permit renewal for the Lucky Jack Molybdenum Project from the Colorado Department of Public Health and Environment – Water Quality Division (“Water Quality Division”) effective September 1, 2008.  The NPDES Permit is for an additional five (5) year period (2008 - 2013).  On August 28, 2008, the Town of Crested Butte, Board of County Commissioners for the County of Gunnison and the High Country Citizens’ Alliance (“Petitioners”) filed a Request for Adjudicatory Hearing before the Water Quality Division to challenge the NPDES Permit.   The Petitioners seek revisions to the Permit that would require the Company to maintain a prepaid operating contract and provide additional financial security for long term operation of the plant.  During the permit approval process, the Division rejected similar permit revisions proposed by the Petitioners as not being required or authorized by Colorado law.   The hearing will be held in early 2009 before an Administrative Law Judge in the Office of Administrative Courts (“OAC”). The Company will participate in the hearing as an interested party.  The Company expects to work cooperatively with the Water Quality Division in defending the NPDES Permit.

ITEM 1A.  Risk Factors

Please refer to Risk Factors in the Company’s Form 10K for the year ended December 31, 2007.

ITEM 2.  Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2008, the Company issued a total of 511,698 shares of its common stock.  These 511,698 shares were issued as new issuances as a result of the exercise of 446,698 warrants, and the issuance of 65,000 shares pursuant to the 2001 Stock Compensation Plan.  During the nine months ended September 30, 2008 the Company also purchased and cancelled 929,555 shares of its common stock under its Stock Buyback Plan and also cancelled 155,811 shares which were being held as an unallocated contribution to the Company’s ESOP.

On September 19, 2008 the Board of Directors of the Company amended its previously approved stock buyback plan to increase the dollar amount of repurchased shares to $8.0 million.  The following table sets forth the activity under the stock buyback plan during since inception through September 30, 2008.

	Number	Average	Total shares	Maximum
	of shares	per share	purchased	value of shares
Period	purchased	price	under plan	to be purchased
Inception - June 22, 2007				$8,000,000

July 1, through December 31, 2007	228,000	$4.59	228,000	$6,952,700

January 1, 2008 through March 31, 2008	196,960	$4.16	424,960	$6,132,400

April 1, 2008 through June 30, 2008	354,235	$3.03	779,195	$5,060,700

July 1, 2008 through September 30, 2008	378,360	$2.48	1,157,555	$4,121,200

Totals	1,157,555	$3.35

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Shareholders

None

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	10.1	Exploration, Development and Mine Operating Agreement for the Lucky Jack property. (Portions of this Agreement have been omitted pursuant to a request for confidential treatment.)
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed five (5) reports on Form 8-K for the quarter ended September 30, 2008. The events reported were as follows:

	1.	The report filed on July 9, 2008, under Item .01 referenced engagement of consulting firm in connection with preparation of 43-101 report for TSX Listing Application.

	2.	The report filed on July 18, 2008, under Item 8.01 referenced the appeal of Colorado Mined Land Reclamation Board Order Denying Jurisdiction.

	3.	The report filed on August 20, 2008, under Item 1.01 referenced the Entry into a Material Definitive Agreement with Thompson Creek Metals Company for the Lucky Jack Project.

	4.	The report filed on August 22, 2008, under Item 8.01 referenced the sale of interest in Sutter Gold Mining Inc. to RMB Resources Ltd.

	5.	The report filed on September 19, 2008, under Item 8.01 referenced the approval if increase in the Stock Buyback Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: November 7, 2008	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: November 7, 2008	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer