Form 10-K
period 2008-12-31
US ENERGY CORP
filed 2009-03-13
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 2008

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number 000-6814

U.S. ENERGY CORP.
(Exact Name of Company as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

877 North 8th West, Riverton, WY	82501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(307) 856-9271

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

Large accelerated filer  ☐       Accelerated filer  ☑       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐   NO ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008)  $69,971,930.

Class	Outstanding at March 9, 2009
Common stock, $.01 par value	21,521,329

Documents incorporated by reference:   None.

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

TABLE OF CONTENT

 Page
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS	5

PART I	6

ITEM 1. BUSINESS	6

General	6

Industry Segments/Principal Products	8

Corporate Developments in 2008	9

Exercise of Warrants and Options	11

Research and Development	11

Environmental	11

Employees	12

Mining Claim Holdings	12

ITEM 1 A. RISK FACTORS	13

Risks Relating to Our Business	13

Risks Relating to USE Stock	20

ITEM 2. PROPERTIES	21

ITEM 3. LEGAL PROCEEDINGS	28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITITY HOLDERS	30

PART II	31

ITEM 5. MARKET FOR REGISTRATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES	31

ITEM 6. SELECTED FINANCIAL DATA	33

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS	35

Forward Looking Statements	35

General Overview	35

Liquidity and Capital Resources	37

Capital Requirements	42

Results of Operations	48

Critical Accounting Policies	53

Recent Accounting Pronouncements	56

Future Operations	58

Effects of Changes in Prices	58

Contractual Obligations	59

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	59

ITEM 8. FINANCIAL STATEMENTS	59

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	111

ITEM 9A. CONTROLS AND PROCEDURES	111

ITEM 9B. OTHER INFORMATION	114

PART III	114

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	114

ITEM 11. EXECUTIVE COMPENSATION	114

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS	114

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS	114

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	115

PART IV	115

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K	115

SIGNATURES	119

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical fact are forward-looking statements, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations; the disclosures about possible exploration, development and operation of our molybdenum and oil and gas and geothermal properties; and future business plans.  Whenever words like "expect," "anticipate" or "believe" are used, we are making forward-looking statements.

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

PART I

ITEM 1 - BUSINESS

General

Business Objective and Strategy

U.S. Energy Corp. (“USE” or the “Company”), a Wyoming corporation organized in 1966, acquires and develops energy-related and other mineral properties.   Our corporate objective is to diversify capital investments across two sectors (primarily oil and gas and geothermal energy) while proceeding with development of our molybdenum property in Colorado.  In 2009 and following years, we are seeking to increase recurring revenues from oil and gas production over a period of up to ten years, we look to develop our geothermal properties and will be working to develop the Mount Emmons molybdenum project (“Mount Emmons”) into a major operating mine with Thompson Creek Metals Company (USA).  Geothermal properties are being acquired for exploration and development and eventual sale or joint venture or operation; revenues from this investment would not be expected to be realized until three to five years from date of investment.  A multifamily apartment project serving the residential market in Gillette, Wyoming was completed by us in 2008 and is generating positive cash flow.  We do not intend to make more investments in the housing sector.

In general, with the exception of the one housing complex, our strategy now is to partner with (or acquire) other companies that have the experience and technical staff to acquire and explore for oil and gas, mineral or renewable resource properties and to develop Mount Emmons.  We will hire geologists and engineers as needed.  Additionally we may buy field equipment and assume responsibilities related to operations as we acquire producing properties.  In the interim we will continue to utilize independent consultants to assist us in evaluations.

All business is conducted through USE, except for the multifamily apartment project in Gillette, Wyoming, which is conducted through the wholly-owned subsidiary Remington Village, LLC.

Traditional Energy

Oil and Gas.  In 2008, we initiated investment activities with three separate industry partners.

• Two on shore Gulf Coast wells were drilled with PetroQuest Energy, Inc. (NYSE “PQ”).  One was drilled and successfully completed as an oil and gas producer, and the second was a dry hole.  More wells may be drilled with PetroQuest in 2009 and subsequent years.

• A drilling program for up to ten wells with Texas Land & Petroleum Company, LLC (a private company) is proposed to begin in first or second quarter 2009 on acreage located east of Dallas, Texas.

• A combination lease acquisition and seismic analysis program with Yuma Exploration and Production Company, Inc. (also a private company) for acreage located in South Louisiana is underway with drilling expected to begin in fourth quarter 2009.

The abrupt oil price decline in 2008 and the lack of liquidity in the capital markets are presenting opportunities for continued investment in traditional energy.  Land acquisition and exploration costs are expected to decrease in 2009 and possibly beyond, as major and independent oil and gas companies in the United States reduce exploration budgets.  We intend to continue screening the many available opportunities, including drilling programs, production purchases, and possible equity investments in established companies.  Our intent is to build production while entry and exploration costs are low, anticipating that oil prices will increase when global consumption returns to the mid-2008 level.  Investment decisions for oil and gas projects are made on the basis of risk-adjusted expected returns using current commodity prices.  Industry accepted forecasts for commodity prices are also used in our risk assessments for each project.

Renewable Energy - Geothermal

On December 17, 2008, we bought a minority interest (25% for $3,455,000) in Standard Steam Trust, LLC (“SST”), a Denver, Colorado based private geothermal resource acquisition and development company.  Current capitalization of SST is $13.8 million (with other partners), which now includes approximately 60,000 acres of BLM, state and fee land in seven prospect areas in three states.  Substantial additional capital is expected to be raised in 2009 through capital calls and/or admission of new partners.  Dilution, but no penalty, would be associated with a partner’s non-participation in a capital call.  SST is managed by Terra Caliente, LLC (“Terra”), also a private Denver based company, with oversight by an advisory board (USE is one of three members) as to budgets, major expenditures, sale or other disposition of prospects, and similar matters.  Terra has substantial cash invested for its own account.  In addition, Terra will receive a substantial back-in interest (25%), at such time as all other investors (including Terra) receive cash or securities equal to their investment.

Today, there are 66 geothermal-powered electrical generation plants in the United States, providing 2,960 MW of baseload (constant) power to utilities, which represents less than 1% of the electrical generation nationwide.  Twenty-six states have implemented mandatory renewable energy portfolio standards, requiring utilities to generate from 5% to 33% of their power from renewable sources.  The deadlines for compliance with these standards take effect from 2009 to 2025 depending on the state.

Geothermal power plants are “zero emission” and thus meet the renewable energy mandates.  The plants use existing technology to circulate hot water from wells through binary or flash heat exchangers to produce the power to drive turbines that generate green energy. All the water in the binary system is injected back into the earth to recharge the resource.

We intend to advance each individual prospect through the exploration and feasibility stages before determining whether to: 1) sell a prospect to a utility, 2) bring an industry partner on a joint venture basis, or 3) pursue further financing with institutional capital to further advance revenue generating capabilities, which may include the operation of power plants.  The first phase of the project (through 2009) will be assembling a portfolio of industrial scale prospects with a total targeted power resource of approximately 2,000 MW; individual prospects are targeted at 100 to 500 MW.  The second phase consisting of early science of geology, geophysics and temperature gradient drilling is also expected to be completed in 2009.  The third phase of work is scheduled for 2010 and will consist of production well drilling on one of the prospects to quantify the geothermal resource present there.  Permitting and construction could follow beginning as early as the end of 2011.

Energy-Related Housing

At year end 2008, we completed construction of a nine building multifamily apartment complex in Gillette, Wyoming (216 units).  Occupancy was 88% at December 31, 2008 (93% at March 9, 2009).  Given the extremely low interest rates available on U.S. Treasury Bills, we elected to pay off the construction loan in January 2009 with internal funds ($16.8 million including interest), instead of obtaining permanent financing with interest in the range of 6.2% to 6.7%.  Additionally, the Company had previously invested $7.7 million in the project and will also pay $487,700 as its final payment to the construction contractor.  The total all-in cost of the project was therefore $24.5 million.  Pending a possible sale of the project in the next three to five years, we expect that net rental income will provide an annual return of up to 8% on the $25 million total investment, assuming current high occupancy rates continue.

Molybdenum

The Company owns 100% of a molybdenum property in Colorado – the “Mount Emmons” property.  In March 2008, a prior partner (Kobex Resources, Ltd.) terminated its agreement to develop the property with U.S. Energy.  In August 2008, the Company signed an agreement with Thompson Creek Metals Company USA (“TCM”), a major molybdenum mining and refining company, for TCM to earn up to a 75% interest in the property after TCM spends up to $400 million in expenditures and option payments.  This is expected to be a long-term (up to 10 years) project.

Industry Segments/Principal Products

At December 31, 2008, we have three operating segments: Minerals, oil and gas and real estate.

Minerals:  We are involved primarily in the acquisition, exploration and development of mineral properties, and (in 2008, from oil and gas properties) mineral production.  In third quarter 2008, the Company sold most of its equity stake in Sutter Gold Mining Inc. for cash, and received an option payment from TCM related to the Mount Emmons property.  In December 2008, we expanded our involvement in minerals to the acquisition, exploration and development of geothermal properties.

Oil and Gas:  In fourth quarter 2008, our first oil and gas revenues were recorded from ownership of a minority working interest in a U.S. Gulf Coast region well.  Working interests in other prospects are planned to be acquired, and additional exploratory wells are expected to be drilled in 2009.

Real Estate:  Rental revenue was received in 2008 from the apartment complex in Gillette, Wyoming, which is held by Remington Village, LLC., a 100% owned subsidiary.  The Company also holds 13.84 undeveloped acres in Riverton, Wyoming (adjacent to our corporate headquarters); this property was acquired in late 2007 for possible commercial development but is now for sale without development.

Office Location and Website

Principal executive offices are located in the Glen L. Larsen building at 877 North 8th West, Riverton, Wyoming 82501, telephone 307-856-9271.

Our website is www.usnrg.com.  We make available on this website, through a direct link to the Securities and Exchange Commission’s website at http://www.sec.gov, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 for stock ownership by directors and executive officers.  You may also find information related to our corporate governance, board committees and code of ethics on our website.

Corporate Developments in 2008

Mount Emmons Project (molybdenum), formerly known as Lucky Jack - Agreement with Thompson Creek Mining Company (USA)

In March 2008, Kobex Resources Ltd. terminated its October 2006 agreement with USE to earn up to a 65% interest in the Mount Emmons Project for option payments and property expenditures of $65 million.  Kobex reported that its decision was based upon its perception that the Project’s regulatory and legal uncertainties were incompatible with Kobex’ further investment.  The termination was made without penalty to either party, or any credit to Kobex for the approximate $8 million it had spent for option payments to USE and property expenditures. At December 31, 2008, USE owned 267,932 shares of Kobex common stock which it received as a portion of Kobex’s participation payments.

On August 19, 2008, USE and Thompson Creek Metals Company USA (“TCM”), a Colorado corporation headquartered in Englewood, Colorado, entered into an Exploration, Development and Mine Operating Agreement for USE’s Mount Emmons molybdenum property.  TCM assigned the agreement to Mt. Emmons Moly Company, a Colorado corporation and wholly owned subsidiary of TCM effective September 11, 2008.  Under the terms of the agreement TCM may acquire up to a 75% interest for $400 million (option payments of $6.5 million and project expenditures of $393.5 million).

The Agreement covers two distinct periods of time:  The Option Period, during which TCM may exercise an option (“the Option”) to acquire up to a 50% interest in Mount Emmons; and the Joint Venture Period, during which TCM will form a joint venture with USE and also have an option to acquire up to an additional 25% interest in Mount Emmons.

The Option Period:

TCM paid USE $500,000 at closing (not refundable) and the first $1.0 million option payment on January 2, 2009.  Under the terms of the agreement, TCM  has the option to pay USE an additional five annual payments of $1.0 million each beginning on January 1, 2010 for the Option.

The Option is exercisable in two stages:

First Stage - For 15%.  At TCM’s election within 36 months of incurring a minimum of $15,000,000 in expenditures on or related to Mount Emmons (including the option payments to USE), TCM may acquire an undivided working interest of 15% in Mount Emmons and the business of the project.  Following is a table of the options and expenditures due from TCM through 2011:

Option Payments to USE or Expenditure Amount, and Deadline
$500,000	Option Payment	At Closing*
$2,000,000	Expenditures	December 31, 2008*
$1,000,000	Option Payment	January 1, 2009**
$4,000,000	Expenditures	December 31, 2009
$1,000,000	Option Payment	January 1, 2010
$4,000,000	Expenditures	December 31, 2010
$1,000,000	Option Payment	January 1, 2011
$1,500,000	Expenditures	June 30, 2011
$15,000,000

*    Paid in 2008
**  Paid in 2009

Costs to operate the water treatment plant at the property will be paid solely by USE until TCM elects to exercise its option to own an interest in the property.

Second Stage - For an Additional 35%.  If by July 31, 2018, TCM has incurred a total of at least $43,500,000 of expenditures (including amounts during the first stage) and paid USE the $6,500,000 of option payments (for a total of $50,000,000), TCM may elect to acquire an additional 35% (for a total of 50% after it exercised the first stage option for 15%).  None of the interests acquired by TCM will be subject to any overriding royalties to the Company.

Failure by TCM to incur the required amount of expenditures by a deadline, or make an Option Payment to USE, subject to the terms of the Agreement, the Agreement may be terminated without further obligation to USE from TCM.  TCM may terminate the Agreement at any time, but if earned and elected to accept, TCM will retain the interest earned and be responsible for that share of all costs and expenses related to Mount Emmons.

The Joint Venture Period; Joint Venture Terms:

Within six months of TCM’s election to acquire the 50% interest, TCM, in its sole discretion, shall elect to form a Joint Venture and either: (i) participate on a 50%-50% basis with USE, with each party to bear their own share of expenditures from formation date; or (ii) acquire up to an additional 25% interest in the project by paying 100% of all expenditures equal to $350,000,000 (for a total of $400,000,000, including the $50,000,000 to earn the 50% interest in the second stage of the Option Period), at which point the participation would be 75% TCM and 25% USE.  Provided however, if TCM makes expenditures of at least $70 million of the $350 million in expenditures and TCM decides not to fund the additional $280 million in expenditures, TCM will have earned an additional 2.5% (for a total of 52.5%).  Thereafter, TCM will earn an incremental added percentage interest for each dollar it spends toward the total $350,000,000 amount.

At any time before incurring the entire $350,000,000, TCM in its sole discretion, may determine to cease funding 100% of expenditures, in which event USE and TCM then would share expenditures in accordance with their participation interests at that date, in accordance with the Joint Venture.  With certain exceptions, either party’s interest is subject to dilution in the event of non-participation in funding the Joint Venture’s budgets.

Management of the Property

TCM is the Project Manager of Mount Emmons.  A four person Management Committee governs the projects’ operations, with two representatives each from USE and TCM.   TCM will have the deciding vote in the event of a committee deadlock.

If and when Mount Emmons goes into production, TCM will purchase USE’s share of the molybdic oxide produced at an average price as published in Platt’s Metals Weekly price less a discount with a cap and a floor.  The discount band will be adjusted every five years based upon the United States’ gross domestic product.

Sale of Majority Position in Sutter Gold Mining Inc.

In August 2008, we sold 39,062,720 common shares of Sutter Gold Mining Inc. ("SGMI"), which until the sale was a majority-owned subsidiary of USE.  The shares (which were sold to RMB Resources Ltd. (“RMB”) as trustee for the Telluride Investment Trust for Cdn $5.4 million) represented 49.9% of the outstanding shares of SGMI.  The transaction was closed in accordance with the June 2008 share purchase agreement.  We retained an equity position of 3,550,361 shares.

In conjunction with the closing, we also participated in a private placement by SGMI, purchasing 4,545,455 units at Cdn. $0.11 per unit for total Cdn. $500,000.  Each unit was comprised of two shares and a 24-month warrant (each for one share at Cdn. $0.15).  As additional consideration for participating in the private placement USE received 24 month warrants to purchase an additional 2,272,728 of SGMI at a exercise price of Cdn $0.15 per share.  As a result of the private placement, USE owns 8,095,816 shares or approximately 8.4% of the outstanding shares of SGMI plus the warrants.  We also have retained a 5% net profits royalty on the project, which will be reduced to a 1% net profits royalty on the project after USE receives an additional US $4.6 million from production.  This royalty is limited to the California property, and does not apply to SGMI properties in Mexico or elsewhere.

SGMI has exploration properties in California and Mexico.  USE owns a minority equity position in SGMI after it sold its controlling interest to RMB.  USE has no representation on SGMI’s board of directors.  Allen Winters continues to serve as a director of USE and of SGMI, but Mr. Winters does not represent USE as a director of SGMI.  None of the USE officers or other employees are officers or employees of SGMI.

Exercise of Warrants and Options

In 2008, we issued a total of 364,198 shares of common stock pursuant to the exercise of warrants; 82,500 shares from the exercise of director options; 85,000 shares pursuant to the 2001 stock compensation plan as compensation to officers; and 126,878 shares for the annual funding of the Employee Stock Ownership Plan.  We also cancelled 2,160,129 shares purchased through the stock buyback plan and 155,811 shares held by the ESOP as undistributed shares.

Research and Development

No research and development expenditures have been incurred, either on the Company’s account or sponsored by a customer of the Company, during the past three fiscal years.

Environmental

Operations are subject to various federal, state and local laws and regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment, including the National Environmental Policy Act (“NEPA”), Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act ("RCRA"), and the Comprehensive Environmental Response Compensation Liability Act ("CERCLA").  With respect to proposed mining operations at the Mount Emmons property, Colorado’s mine permitting statute, Abandoned Mine Reclamation Act, and industrial development and siting laws and regulations, also may affect the project.  Management believes the Company complies in all material respects with existing environmental regulations.  For information on the approximate reclamation costs (decommissioning, decontamination and other reclamation efforts for which we are primarily responsible or potentially responsible) related to the Mount Emmons project, see the consolidated financial statements included in PART III of this Annual Report.

Gas and oil operations also are subject to various federal, state and local governmental and environmental regulations, including regulations governing natural gas and oil production, federal and state regulations for environmental quality and pollution control, and state limits on allowable rates of production by well.  These regulations may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other regulated transportation and processing facilities, and other matters.  State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.  From time to time, various proposals are made by regulatory agencies and legislative bodies.   Regulatory changes can adversely impact the permitting and exploration and development of mineral and oil and gas properties including the availability of capital.

Although we own only non-operated oil and gas interests as of the date of this Annual Report, our activities are still subject to environmental protection regulations.  Operators are required to obtain drilling permits, restrict substances that can be released into the environment, and require remedial work to mitigate pollution from operations (such as pollution from operations), close and cover disposal pits, and plug abandoned wells.  Violations by the operator could result in substantial liabilities, and we would have to pay our share.  Based on the current regulatory environment in those states where we have current oil and gas investments, we don’t expect to make any material capital expenditures for environmental control facilities.

Failure to comply with these regulations could result in substantial fines, environmental remediation orders and/or potential shut down of a project until compliance is achieved.  Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments made.

Employees

As of March 13, 2008, we had 19 full-time employees.

Mining Claim Holdings

Title

Approximately 25 of the Mount Emmons mining claims are patented claims; however the majority of claims are unpatented.

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

Because mining claims are self-initiated and self-maintained, they possess some unique vulnerability not associated with other types of property interests.  It is impossible to ascertain the validity of unpatented mining claims solely from public records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim.  If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the economic feasibility of mining minerals located thereon.  However, we believe that all of our Mount Emmons mining claims are valid and in good standing.

Proposed Federal Legislation

The U.S. Congress from time to time has considered proposed revisions to the General Mining Law, including as recently as 2009.  If these proposed revisions are enacted, payment of royalties on production of minerals from federal lands could be required as well as additional procedural measures, new requirements for reclamation of mined land, and other environmental control measures.  The effect of any revision of the General Mining Law on operations cannot be determined until enactment, however, it is possible that revisions would materially increase the carrying and operating costs of mineral properties located on federal unpatented mining claims.

ITEM 1 A.  RISK FACTORS

The following risk factors should be considered in evaluating the information in this Annual Report.

 Risks Relating to Our Business

 Limited recurring business revenues may constrain future investments, and earnings will continue to be influenced by transaction events.

At December 31, 2008, USE had $17.7 million of retained earnings, a loss from operations (before investment and property transactions) of $9.5 million, and a gain on sale of assets (stock in SGMI. and marketable securities) of $5.4 million.  For 2007, we had $19.0 million of retained earnings, a loss before investment and property transactions of $14.5 million from operations, and a gain on sale of assets (uranium properties, equipment and marketable securities) of $108.8 million.  Historically, significant swings in earnings from year to year has been the nature of our business model of acquiring, holding and selling mineral properties, because the process from acquisition until ultimate sale or joint venture is capital intensive and at times may take years to complete.  Although we are modifying the business to build an asset base that generates recurring revenues, we do expect to continue experiencing earnings swings as a portion of our assets still are mid to long-term projects.  Examples would be the acquisition, exploration and development of oil and gas properties, the multifamily housing complex in Gillette, Wyoming, the geothermal program, and the Mount Emmons molybdenum property.

Working capital at December 31, 2008 and 2007 was $53.2 million and $74.6 million, respectively.  Historically, working capital needs were met primarily by liquidating investments, selling partial interests in mineral properties, and selling equity.  Our cash on hand as of December 31, 2008 greatly exceeds the amount of cash on hand during prior years, but we may not have sufficient cash to fully develop our mineral and oil and gas and geothermal properties.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The minerals business offers the opportunity for significant returns on investment, but the realization of such returns is subject to many risks, including cash flow risk.  As examples:

•
Initial results from one or more of the oil and gas drilling programs could be marginal but warrant investing in more wells.  Dry holes or over budget exploration costs or low commodity prices could result in production revenues below projections, thus adversely impacting cash expected to be available for continued work in a program, ultimate projected returns from a program, and a reduction in cash  for investment in other programs.

•
We anticipate further investments of cash into the geothermal program to maintain our 25% interest, although a return on the investment may not be realized for three to five years.  The cash required to maintain our interest at the 25% level could be substantial.

•
We are paying the annual costs to operate and maintain the water treatment plant, approximately $1.7 million, at the Mount Emmons Project until such time as Thompson Creek Metals elects to acquire an interest.  Thereafter, we would be responsible for paying our share of plant costs.  Even if Thompson Creek elects to participate in the Mount Emmons Project at the 75% level, USE would be responsible for its 25% share of development and operating costs.  See “Corporate Developments in 2008 - Mount Emmons Project (molybdenum) - Agreement with Thompson Creek Mining Company (USA).”

We believe we have sufficient cash reserves to execute our business plan in 2009 and subsequent years, assuming our various projects generate revenues as projected.  However, adverse developments in one or more programs would require a reassessment of priorities and therefore potential re-allocations of capital.  If internal cash from current reserves and projected revenues are insufficient, we may have to obtain investment capital to maintain the full range of activities.

Our business may be impacted by adverse commodity prices.

Oil prices spiked in 2008 to a ten year high spot price of $133.88 per barrel.  At December 31, 2008, the spot price for oil had declined to $40.88 per barrel.  Global markets have caused these large fluctuations in the price of oil.  Natural gas prices are historically volatile, and reached a ten year high during July 2008 on the City Gate price of $12.37 per thousand cubic feet of natural gas.  As with oil, the City Gate price for natural gas declined through the balance of 2008 and was $8.16 per Mcf as of December 31, 2008.  Molybdenum prices have declined from a ten year high average price of $34.13 per pound in July  2008 to a ten year low average price of $10.00 per pound in December 2008.  The global economic recession may cause prices to drop further.  Investments in oil and gas properties generally are recoverable from production or sale of the properties.  Further significant price declines could decrease anticipated revenues and could impair the carrying value of our producing properties.

USE does not have independent reports on the value of some of the mineral properties.

USE has not yet obtained a final feasibility study on the Mount Emmons Project or resource reports for our geothermal properties.

A feasibility study would establish the potential economic viability of the molybdenum property based on a reassessment of historical drilling and sampling data and additional work to be performed; the design and costs to build and operate a mill; the cost of capital, and other factors.  A feasibility study, conducted by professional consulting and engineering firms, will determine if the deposits contain proved reserves (i.e., amounts of minerals in sufficient grades that can be extracted profitably under current commodity pricing assumptions and estimated development and operating costs).  Geothermal resource reports estimate the energy potential of geothermal properties in terms of capacity to generate electricity with plants to be built on the properties in the future.

Oil and gas reserve reports are prepared internally or by independent consultants to estimate the quantities of hydrocarbons that can be recovered from proved producing and proved undeveloped properties, utilizing current commodity prices and taking into account capital and other expenditures.  These reports also estimate the future net present value of the reserves, and are used for internal planning purposes and for testing the carrying value of the properties on our balance sheet.

Potential industry partners and investors will use such studies and reports to evaluate doing business with us (for example, continuing or initiating a joint venture exploration arrangement), and buying or selling our stock.

Reported information that does not validate the investments already made could alter our ability to maintain or attract business partners, and depress our stock price.

The development of oil and gas properties involves substantial risks that may result in a total loss of investment.

The business of exploring for and developing natural gas and oil properties involves a high degree of business and financial risks, and thus a significant risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The cost of drilling, completing and operating wells is often uncertain.  Factors which can delay or prevent drilling or production, or otherwise impact expected results include but are not limited to:

•	unexpected drilling conditions;
•	permitting with State and Federal agencies;
•	easements from land owners;
•	adverse weather conditions; pressure or irregularities in geologic formations;
•	equipment failures;
•	title problems;
•	fires, explosions, blowouts, cratering, pollution and other environmental risks or accidents;
•	changes in government regulations;
•	reductions in commodity prices;
•	pipeline ruptures; and
•	unavailability or high cost of equipment and field services and labor.

A productive well may become uneconomic in the event that unusual quantities of water or other non-commercial substances are encountered in the well bore, which impair or prevent production.  We may participate in wells that are unproductive or, though productive, won’t produce in economic quantities.

Our future use of hedging arrangements in oil and gas production could result in financial losses or reduce income.

We may engage in hedging arrangements for a significant part of our production to reduce exposure to price fluctuations in oil and gas prices.  These arrangements would expose us to risk of financial loss in some circumstances, including when production is less than expected, the counterparty to the hedging contract defaults on its contract obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received. In addition, these hedging arrangements may limit the benefits we would otherwise receive from increases in prices for oil and natural gas.  At December 31, 2008, no hedges for our oil and gas production were in place.

We may incur losses as a result of title deficiencies in oil and gas leases.

We rely on the operators of our oil and gas programs to warrant title to the properties is in order and provide us with ownership of the interest we pay for.  However, consistent with industry practice, operators may not always retain attorneys to examine title before acquiring leases or mineral interests.  Sometimes, to keep expenses lower, operators may rely on the judgment of lease brokers or landmen who perform the fieldwork in examining records.  Prior to drilling a well, the operator will obtain a preliminary title review to ensure there are no obvious title deficiencies.  As a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of title, and such curative work may be expensive.  In some instances, curative work may not be possible, because the lease or interest was acquired in error from someone who is not the owner.  In that event, a loss may be incurred from drilling even a productive well because the operator (and therefore USE) would not own the interest.

We could lose our investment in undeveloped oil and gas leases if wells are not drilled and completed in a timely manner.

Leased oil and gas properties provide the holder with the right to drill and complete wells in a timely manner.  If a well is drilled and completed, the lease term continues so long as there is production from the well.  However, renewing leases on undrilled expired acreage may not be feasible due to increased cost or other reasons.  If the operator is unable to renew leases on undrilled acreage, we would have to write off the initial acquisition cost.

Oil and gas operations are subject to environmental regulations that can materially adversely affect the timing and cost of operations.

Oil and gas exploration and production are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. These laws and regulations increase costs and may prevent or delay the commencement or continuance of operations. Specifically, the industry generally is subject to legislation regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. Such laws and regulations have been frequently changed in the past, and we are unable to predict the ultimate cost of compliance as a result of future changes. The adoption or enforcement of stricter regulations could have a significant impact on our operating costs.

Estimated reserves are based on many assumptions. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of the reserves.

This Annual Report contains estimates of natural gas and oil reserves, and the future net cash flows attributable to those reserves, prepared by independent petroleum engineers. There are uncertainties inherent in these estimates, including factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of the estimates is a function of: (1) the available data; (2) the accuracy of assumptions regarding future natural gas and oil prices and future development and exploitation costs and activities; and (3) engineering and geological interpretation and judgment.

Reserves and future cash flows may be subject to material downward or upward revisions in the future, based upon production history, development activities, and commodity prices.  Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the estimates.  Any significant variance from the assumptions used in making estimates could greatly affect the estimates as well as the classification of reserves based on risk of recovery.

The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included herein were prepared by engineers in accordance with SEC rules, and are not intended to represent their fair, or current, market value.

Estimated discounted future net cash flows from proved reserves are based on commodity prices and operating and other costs.  Actual future net cash flows, however, also will be affected by factors such as:

•	geological conditions;
•	changes in government regulations and taxation;
•	assumptions about future prices;
•	the amount and timing of actual production;
•	future operating costs; and
•	the capital costs to drill new wells, where applicable.

The timing of production, and when development and production costs are incurred, will affect the timing of actual future net cash flows, and therefore their present value. In addition, the 10% discount factor may not be the most appropriate discount based on interest rates in effect from time to time.

 There are risks associated with the geothermal program.

To complete our geothermal project business plan through acquisition of land positions in numerous prospects and establishing the power potential of more than one prospect through drilling will require substantial capital.  While we intend to continue investing through the partnership’s capital calls, and may decline any capital call without penalty, non-participation would dilute our current 25% interest.  Notwithstanding the current increase of interest in geothermal power generally, SST may be unable to raise sufficient capital from new investors due to the condition of the global financial markets.  In that event, the project might have less than the optimum number of prospects and/or be unable to establish prospective value through drilling.  This could result in an increase in the already substantial risks associated with our investment in the entity or geothermal prospects.

All the prospects are undeveloped.  Initial value will be established only by drilling at least three wells, at substantial expense, on each prospect that demonstrate sufficient water temperature and flow to support a commercial power plant.  Even if the resource is validated as to power potential, realization of our investment will depend on the sale of equity or an interest in the properties to a utility, energy company, or other investor, or construction of a power plant (which will require institutional financing) and sale of electricity to the utilities.

Compliance with environmental regulations may be costly.

General

USE’s business is regulated by government agencies.  Permits are required to explore for minerals, operate mines and build and operate processing plants, and drill and operate oil and gas wells.  The regulations under which permits are issued change from time to time to reflect changes in public policy or scientific understanding of issues.  If the economics of a project cannot withstand the cost of complying with changed regulations, USE might decide not to move forward with the project.

USE must comply with numerous environmental regulations on a continuous basis, to comply with United States environmental laws, including the National Environmental Policy Act (“NEPA”), Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act (“RCRA”).  For example, water and dust discharged from mines and tailings from prior mining or milling operations must be monitored and contained and reports filed with federal, state and county regulatory authorities.  Additional monitoring and reporting is required by state and local regulatory agencies.  Other laws impose reclamation obligations on abandoned mining properties, in addition to or in conjunction with federal statutes.  Environmental regulatory programs create potential liability for operations, and may result in requirements to perform environmental investigations or corrective actions under federal and state laws and federal and state Superfund requirements.

Risks associated with development of the Mount Emmons Project.

The Mount Emmons molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  USE and Thompson Creek Metals expect to submit a Plan of Operations to the USFS in 2010 for USFS approval, which must be approved before initiating construction, and mining and processing can occur.  Under the procedures mandated by the National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and socio-economic impacts of the proposed development and mining of the property.  The NEPA process provides for public review and comment of the proposed plan.

The USFS is the lead regulatory agency in the NEPA process, and coordinates with the various Federal and State agencies in the review and approval of the Plan of Operations.  Various Colorado state agencies will  have primary jurisdiction over certain areas.  For example, enforcement of the Clean Water Act in Colorado is delegated to the Colorado Department of Public Health and Environment and a water discharge permit under the National Pollution Discharge Elimination System (“NPDES”) is required before the USFS can approve the Plan of Operations.  We currently have a NPDES Permit from the State of Colorado for the operation of the water treatment plant, however this permit may need to be updated.

In addition, the Colorado Division of Reclamation, Mining and Safety issues mining and reclamation permits for mining activities, pursuant to the Colorado Mined Land Reclamation Act, and otherwise exercises supervisory authority over mining in the state.  As part of obtaining a permit to mine, USE and Thompson Creek Metals will be required to submit a detailed reclamation plan for the eventual mine closure, which must be reviewed and approved by the agency.  In addition, USE and Thompson Creek Metals will be required to provide financial assurance that the reclamation plan will be achieved (by bonding and/or insurance) before the mining permit will be issued.

Obtaining and maintaining the various permits for the mining operations at the Mount Emmons Project will be complex, time-consuming, and expensive.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond our and Thompson Creek Metals’ control, or changes in agency policy and Federal and State laws, could further affect the successful permitting of the mine operations.

Although we are confident that the Plan of Operations for Mount Emmons will ultimately be approved by the USFS, the timing and cost, and ultimate success of the mining operation cannot be predicted.

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

Since Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusions were available to us, we would have to keep within the 40% limit through April 30, 2010. In any event, we do not intend to become an intentional investment company (i.e. engaging in investment and trading activities in investment securities), even after April 30, 2010.

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

From time to time, USE has sold restricted stock and warrants and convertible debt to investors in private placements conducted by broker-dealers, or in negotiated transactions.  Because the stock was issued as restricted, the stock was sold at a discount to market prices, and/or the debt-to-stock conversion price was at or lower than market. These transactions caused dilution to existing shareholders.  Also, from time to time, options are issued to employees, directors and third parties as incentives, with exercise prices equal to market prices.  Exercise of in-the-money options and warrants will result in dilution to existing shareholders.

 Although we do not presently intend to do so, we may seek to raise capital from the equity markets using private placements at discounted prices.  In addition, we may continue to grant options to employees with exercise prices equal to market price at grant date, and in the future may sell restricted stock and warrants, all of which may result in dilution to existing shareholders.

 Dividends on USE common stock.

 We declared a one time special cash dividend of $0.10 per share on all the common stock on the record date of July 6, 2007.  We may declare dividends in the future but we expect to retain the majority of earnings and cash to fund investments and business development.

 USE’s take-over defense mechanisms could discourage some advantageous transactions.

We have adopted a shareholder rights plan, also known as a poison pill.  The plan is designed to discourage a takeover of USE at an unfair price.  However, it is possible that the board of directors and a potential takeover acquirer would not agree on a higher price, in which case the takeover might be abandoned, even though the takeover price might be at a significant premium to market prices.  Therefore, as a result of the mere existence of the plan, shareholders may not receive the premium price.

Our stock price likely will continue to be volatile due to several factors.

In the two years ended December 31, 2008, USE’s stock has traded as high as $6.79 per share and as low as $1.52 per share.  The principal factors which have contributed to this volatility have been:

•	price and volume fluctuations in the stock market generally;
•	relatively small amounts of USE stock trading on any given day;
•	fluctuations in USE’s financial operating results; and
•	price swings in the minerals commodities markets.

These factors may continue to be influential on our stock price.

ITEM 2.  PROPERTIES

Molybdenum – Mount Emmons Project

The Company re-acquired the Mount Emmons (formerly known as the Lucky Jack molybdenum property) located near Crested Butte, Colorado on February 28, 2006.  The property was returned to the Company by Phelps Dodge Corporation (“PD”) in accordance with a 1987 Amended Royalty Deed and Agreement between the Company and Amax Inc. (“Amax”).  The Mount Emmons Project includes a total of 25 patented and approximately 612 unpatented mining and mill site claims, which together approximate 7,427 acres, or over 8 square miles of claims.

Thompson Creek Metals Company (USA) has an option to acquire up to a 75% interest in the Project.  See Part I above.

Conveyance of the property to the Company also included the transfer of ownership and operational responsibility of the mine water treatment plant located on the property.  The water treatment permit issued under the Colorado Discharge Permit System was assigned to the Company by the Colorado Department of Health and Environment.  We are responsible for all operating and maintenance costs until such time as Thompson Creek Metals elects to acquire a 15% interest in the property.  Thereafter, costs will be shared according to USE and Thompson Creek’s participation interests.  We also are evaluating using the plant in milling operations.

USE had leased various patented and unpatented mining claims on the Mount Emmons molybdenum property to Amax in 1974.  In the late 1970s, Amax delineated a large deposit of molybdenum on the properties, reportedly containing approximately 155 million tons of mineralized material averaging 0.44% molybdenum disulfide (MoS2).  In 1980, Amax constructed a water treatment plant at the Mount Emmons molybdenum property to treat water flowing from the old Keystone mine workings and for potential use in milling operations.  By 1983, Amax had reportedly spent an estimated $150 million in the acquisition of the property, securing water rights, extensive exploration, ore body delineation, mine planning, metallurgical testing and other activities involving the mineral deposit.  Amax was merged into Cyprus Minerals in 1992 to form Cyprus Amax.  PD then acquired Mount Emmons in 1999 through its acquisition of Cyprus Amax.  Thereafter, PD acquired additional conditional water rights and patents to certain mineral claims.

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

Even with the historical data available, the size, configuration and operations of the mine plan that may be proposed by TCM have not been finalized.  These factors, as well as the prevailing prices for molybdic oxide when the mine is active, will determine the economic viability of the project.  The $4.61 price used by WME should not be considered to be a current breakeven price for Mount Emmons.  It is anticipated that a full feasibility study will be prepared in the future, using current and expected capital costs, and operating expenses, to estimate the viability of the project.

In December 2008, an additional 160 acres of fee land in the vicinity of the claims was purchased for $4 million ($2 million in January 2009, $400,000 annually for five years).  USE and TCM share the purchase cost of this land equally on a 50 – 50 basis.

Information About Molybdenum Markets

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

Molybdenum price experienced continued stability during 2007 but declined substantially in the fourth quarter of 2008.  It is believed that the overall market remained in slight deficit during 2008 due to demand continuing to outpace supply, but the global recession has led to dramatic reductions in steel output and pricing, and correspondingly in market demand for molybdenum and its pricing.

Annual Metal Week Dealer Oxide mean prices averaged $29.71 in 2008 ($17.79 in the fourth quarter 2008 and $10.00 as of December 31, 2008), compared to a year average of $30.65 in 2007 ($25.55 in 2006 and $32.94 in 2005).

Oil and Gas

PetroQuest Energy, Inc. – Gulf Coast

In 2007, we entered into an Exploration and Area of Mutual Interest Agreement (the “E&AMI Agreement”) with PetroQuest Energy, Inc. (“PQ”) relating to three prospect areas in the Gulf Coast region of the United States.  The E&AMI Agreement provides us with the right, through September 13, 2011, to acquire a 20% working interest in each lease acquired by PQ within any of the three prospect areas.  The parties also signed an operating agreement for PQ to be the operator for each prospect.  PQ currently owns or will likely own a majority of the working interest in every area covered by the E&AMI Agreement.

Through December 31, 2008, we have paid $3.2 million for our 20% share of lease acquisition and seismic data reprocessing and reinterpretation costs with PQ.  We have spent an additional $4.2 million in exploration costs. $2.5 million was spent on the Bluffs well, completed as an oil and gas producer (see “Reserves” below).  Costs were approximately $607,800 more than anticipated due to drilling and completion cost overruns, some of which were due to adverse weather conditions.  An additional $1.7 million of drilling expense was incurred for the Highlands well (a dry hole).

We have not yet committed to the drilling of any wells on other prospects.  While successful Gulf Coast wells can provide favorable returns on investment, and the initial production from the Bluffs well was higher than expected, we will continue to assess the viability of participating in additional wells with PQ.  If we should elect not to participate in any undrilled prospects proposed by PQ where we have paid for lease and seismic costs, we will attempt to farm out our interest, sell our interest in the seismic or abandon the prospect.  The costs associated with these undrilled prospects will remain in the full cost pool and be subject to ceiling tests.

Wells Drilled with PetroQuest

As of December 31, 2008, we held working interests in 2,584 gross acres with PQ.  The Bluffs well encountered approximately 85 feet of net pay in the Cris I – Hollywood I sand, and is producing in the range of 40 barrels of oil per day and 1,300 Mcf of gas per day, net to our interest.  USE’s working interest is 15% (reduced from 20% due to a third party’s right and subsequent election to back in for 5% of the leasehold), representing a net revenue interest of 10.4%.  The working and net revenue interests will be further reduced after payout of our costs, plus 6% annual interest, pursuant to the Wildes agreement (see below).

The Highlands well was a dry hole and has been plugged and abandoned.

Reserves

The reserve estimates for the Bluffs well (one well location with no additional locations to be drilled), net to our interest at December 31, 2008, was prepared by Ryder Scott, an independent petroleum engineering firm.  Estimates of reserves are presented in accordance with SEC rules.  All reserves are valued at the total estimated future net cash flows before income taxes, discounted at 10%.  This value is not intended to represent the current market value of the reserves.  Reserve estimates are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, oil and gas prices, and other factors.

Estimates of reserve volumes and future net cash flows use the prices received for production at December 31, 2008 ($41.41 per barrel of oil and $5.88 per Mcf of gas).  Future estimated production and ad valorem taxes, capital costs and operating costs are deducted from estimated future cash flows, and the result is discounted at an annual rate of 10% to determine “present value” (“PV-10”).  Following is a summary of our reserves at December 31, 2008:

Estimated net proved reserves:
Producing (Mcf gas)	1,000,000
Non-producing (Mcf)	-0-
Producing (bbls oil)	29,800
Undeveloped (bbls oil)	-0-
Future net income before income taxes	$5,894,100
PV-10	$5,311,400

PV-10 is widely used in the oil and gas industry, and is followed by institutional investors and professional analysts, to compare companies.  However, the PV-10 data is not an alternative to the standardized measure of discounted future net cash flows calculated under GAAP and in accordance with Statement of Financial Accounting Standards No. 69, which includes the effects of income taxes.  The following table provides a reconciliation of Estimated Future Net Revenues Discounted at 10% to the Standardized Measure of Discounted Future Net Cash Flows as shown in Note F to the company’s Consolidated Financial Statements.

Year Ended
December 31,
2008
Estimated future net revenues discounted at 10%	$5,311,400
Future income tax expense	(1,992,900)
Standardized measure of discounted future net cash flows	$3,318,500

USE’s oil and gas production for the year ended December 31, 2008 was 73,635 Mcf gas and 2,330 barrels of oil.  The average price per Mcf sold was $6.93 and $41.85 per barrel of oil sold.

Yuma Exploration and Production Company, Inc. – South Louisiana

On April 27, 2008, we entered into a four year Joint Exploration Agreement (the “JEA”) with Yuma Exploration and Production Company, Inc. (“Yuma”), a private company based in Houston, Texas.  Under the JEA, USE has purchased a working interest in a seismic, lease acquisition and drilling program covering approximately 138 square miles in South Louisiana.  Net acreage acquired will depend on the terms of leases acquired, but is expected to be in excess of 50,000 net acres.  Yuma holds a 48% working interest and the balance is held by USE (4.55%) and third parties (approximately 47.45%).  For their working interests, the participants (other than Yuma) are paying 80% of the initial seismic, overhead and some land costs (total $1,390,000), and Yuma is paying 20%.  All land and exploration costs going forward are to be paid according to the working interest percentages.

As of December 31, 2008, approximately 400 miles of reprocessed 2-D seismic data has been analyzed to prepare for a large 3-D seismic survey expected to be conducted in first and second quarter 2009.  Yuma is expected to utilize the data to identify prospect areas and likely propose lease acquisition activities and an initial well in each prospect identified.  Participants will have the opportunity to opt in or out of any prospect leasing program, and also as to the initial well in each prospect.  Each prospect will have a separate operating agreement with Yuma as operator.  It is expected that the program will yield multiple prospects, with exploration activities continuing for a number of years.  Once the JEA is completed as to the seismic, acquisition and initial well phases in Phase I, Yuma may decide to conduct a 3-D seismic survey on another identified area (Phase II) and participants  including USE, will have the option to participate in the area under the same terms as the JEA.

Through December 31, 2008, we have paid $801,900 for seismic and land costs.  Our share of seismic, land and exploration costs for 2009 are expected to be $680,000.  Exploration expenses for 2009 will depend on the number of wells to be proposed by Yuma, which are not presently known.

The area has significant pipeline infrastructure for oil and gas, and is believed to be highly prospective for oil and gas, with potential targets in known producing formations.

Wildes Exploration Agreements

In 2007, we entered into a Management Engagement Agreement (for a term of three years) with a management company affiliated with Wildes Exploration (“Wildes”).  We are paying Wildes $100,000 annually for consulting and management services for the prospects under the E&AMI Agreement with PQ.

Pursuant to the agreement with Wildes, we also will assign to Wildes a working interest of 15% of our working interest after we have recovered 100% of our costs plus 6% interest compounded annually, for each producing well drilled and completed within a prospect area.  This interest will increase to 20% of our  working interest after we have recovered 200% of all our costs from each producing well within the prospect.  This assignment will cover all wells drilled and completed in the particular prospect.  From the assignment date forward, Wildes will be responsible for its proportionate share of all of costs associated with the wells in accordance with the operating agreement with PQ.

In fourth quarter 2008, we entered into a Participation and Management Agreement (the “PMA”) with Wildes relating to the Yuma prospects (for a term ending December 31, 2011).  This agreement is similar in some respects to the Management Engagement Agreement covering the PetroQuest program.  Under the PMA, we are paying Wildes $50,000 annually for consulting and management services in connection with Yuma’s JEA.

In addition, we will assign to Wildes (after we have recovered 100% of our drilling and completion costs plus 6% interest compounded annually) a working interest of 12.5% of our working interest in each well that is completed with Yuma.   After assignment, Wildes will be responsible for its proportionate share of the well’s costs under the operating agreement with Yuma.

Texas Land & Petroleum Company, LLC – Northeast Texas

In October 2008, USE signed an agreement with TLPC Holdings, Ltd, an affiliate of Texas Land & Petroleum Company, LLC (“TL&P”) a private Texas company for a moderate risk low gravity oil well drilling program on the Hopkins Prospect in Wood County, Texas, located about 50 miles east of Dallas.  The prospect is in a semi-rural area.

The prospect holds 790 gross (280 net) acres, with a 75% net revenue interest.  Up to ten wells could be drilled (20 acre spacing); total depth to two formations within the Woodbine sand is approximately 6,000 feet.  The Upper Cretaceous Sub Clarksville formation also is targeted.  Well recoveries in the immediate vicinity have averaged 100,000 barrels per well.

We have paid TL&P a $45,000 prospect fee.  We will participate in the first well on a one-third for one quarter basis (33% of drilling and completion costs, for a 25% working interest (18.75% net revenue interest)).  Upon participation in the first well, USE will own its share of all the acreage.  Subsequent wells will be unpromoted (25% of costs).  TL&P holds 50% of the working interest.

Initial (promoted) well drilling and completion expense was estimated at $958,620 in early September 2008 ($362,000 for USE), with dry hole costs of $554,500 ($230,000 for USE).  However, field costs are expected to decrease in 2009, and it is the intention of the parties to take advantage of lower costs before starting drilling.

Ridgeland Wyoming, Inc.

On December 23, 2008, we signed a Participation Agreement, (“Participation Agreement”) with Ridgeland Wyoming, Inc. (“Ridgeland”), a private oil and gas producer headquartered in Provo, Utah.  We paid a $25,000 prospect fee to Ridgeland for a 50% working interest in the Schuricht Prospect in north east Wyoming.  The first well was spud on January 17, 2009 and was drilled to a total depth of 6,180 feet.  The well was determined to be unproductive and was subsequently plugged and abandoned on January 30, 2009.  Ridgeland was carried for a 1/6th interest (on an 8/8th basis) to casing point on the first well.  After the first well, the Company and Ridgeland will drill all subsequent wells on a 50 – 50 basis.  All leases under the Participating Agreement with Ridgeland are to carry an 80% net revenue interest.  Under the terms of the Participation Agreement the Company agreed to pay $338,800 as its initial expense in the first well.  If any further wells are drilled on this prospect, the Company may participate in a 50% heads up basis.  We earned interest in 80 gross acres (40 net acres) after drilling this first well.

Energy Housing

Remington Village – Gillette, Wyoming.  We have completed construction of a nine building multifamily apartment complex, with 216 units on 10.15 acres (purchased in 2007) located in Gillette, Wyoming.  The apartments are a mix of one, two, and three bedroom units, with a clubhouse and family amenities for the complex.  This project is held by our wholly-owned subsidiary Remington Village, LLC. (“Remington”), and was 88% leased at December 31, 2008.

In August 2007, Zions Bank provided secured construction financing (also guaranteed by USE).  The loan was $16.8 million at December 31, 2008.  Total cost to buy the land, pay a developer’s fee, obtain permits and entitlements, site work and construction, was approximately $24.5 million at December 31, 2008.  At that date, USE had invested $7.7 million cash equity into the project (including $1.2 million for land purchase).  The interest rate on the loan balance at December 31, 2008 was 2.71% (payable monthly) based on LIBOR.  Loan maturity was March 1, 2009.  In January 2009, USE paid off the construction financing ($16,831,500) with internal funds.

As of the date this Annual Report is filed, we are realizing revenues of approximately $225,000 per month, representing a much higher return on investment (approximately 8% annually) compared to our Treasury Bills (assuming occupancy rates continue at current high levels).

Basin Electric Power Cooperative (“Basin”) is building a $1.345 billion coal fired power plant about 7 miles north of Gillette.  Construction is expected to last two more years and employ up to 1,100 workers during the peak period.  In 2007, Basin and Remington signed an agreement to pre-lease apartments from January 2008 through August 2011 to Basin employees and others associated with the construction.  Basin was to pay Remington approximately $3.24 million in total rent during the period, regardless of whether the units were occupied.

On October 15, 2008, Basin terminated its agreement and paid USE the required $100,000 termination fee.  The termination did not impact Zion’s construction loan or the 20 apartments then occupied by Basin employees and contractors.  Termination had a temporary adverse impact on rent revenues, as the unleased inventory allocated to Basin was freed from Basin’s payment obligations.  Since October 15, 2008, occupancy has increased from 62% to 88% at December 31, 2008, and we don’t expect the termination will have a material long term adverse impact.

The additional workforce and increased housing needs associated with construction and operation of the Basin project along with the coal operations and other capital projects in the Gillette, Wyoming area should favorably impact the local economy (and the Remington project) for years to come.

Riverton, Wyoming.  On December 28, 2007, we purchased 13.84 acres of undeveloped land across the street from USE’s corporate office building for $500,400 cash, with the intention of developing the land for mixed commercial and multifamily residential purposes.  Our basis in the property and improvements at December 31, 2008 is $652,800.  We may sell the property in the future  without development.

Sold Uranium Properties – Possible Future Revenues

In 2007, we sold to sxr Uranium One Inc. (“Uranium One”) all of our uranium assets for cash and stock in Uranium One.  Included in the sold assets were the Shootaring Canyon uranium mill in Utah and unpatented uranium claims in Wyoming, Colorado, Arizona and Utah.  Pursuant to the asset purchase agreement, USE may also receive from Uranium One:

•
$20,000,000 cash when commercial production occurs at the Shootaring Canyon Mill (when the Shootaring Canyon Mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days).

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the claims sold to Uranium One to a commercial mill (excluding existing ore stockpiles on the properties).

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

The timing of future receipt of funds from any of these contingencies is not predicted.

Royalty on Uranium Claims

USE holds a 4% net profits interest on unpatented mining claims on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming.

Other Properties

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

ITEM 3.  LEGAL PROCEEDINGS

Material legal proceedings pending at December 31, 2008, and developments in those proceedings from that date to the date this Annual Report is filed, are summarized below.

Water Rights Litigation –Mount Emmons Molybdenum Property

Prior to the transfer of the Mount Emmons molybdenum property PD and Mount Emmons Mining Company (“MEMCO”) to the Company on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  In addition, the Company filed a diligence application to preserve the conditional water rights associated with Mount Emmons.  These cases are as follows:

1.
Concerning the Application of the United States of America in the Gunnison River, Gunnison County, Case No. 99CW267.  This case involves an application filed by the United States of America to appropriate 0.033 cubic feet per second of water for wildlife use and for incidental irrigation of riparian vegetation at the Mount Emmons Iron Bog Spring, located in the vicinity of Mount Emmons.  MEMCO filed a Statement of Opposition to protect proposed mining operations against any adverse impacts by the water requirements of the Iron Bog on such operations.  This case is pending while the parties attempt to reach a settlement on the proposed decree terms and conditions.

2.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  The Company and most other Opposers have taken the position that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This case is pending while the parties negotiate terms and conditions for incorporation into Stipulations among the parties and into Proposed Decree for presentation to the Water Court for approval.

3.
Concerning the Application of U.S. Energy, Case No. 2008CW81.  On July 25, 2008, the Company filed an Application for Finding of Reasonable Diligence with the Water Court concerning the conditional water rights associated with Mount Emmons.  The conditional water decree (“Decree”) requires the Company to file its proposed plan of operations and associated permits (“Plan”) with the Forest Service and BLM within six years of entry of the 2002 Decree, or within six years of the final determination in the Applicant’s pending patent application, whichever occurs later.  Although the BLM issued the mineral patents on April 2, 2004, the patents remained subject to a challenge by High Country Citizens’ Alliance, the Town of Crested Butte, and the Board of County Commissioners of Gunnison County (collectively “Protestors”).  The Company vigorously defended this legal action through the Federal District Court for the District of Colorado and the Tenth Circuit Court of Appeals.  On April 30, 2007, the United States Supreme Court made a final determination upholding BLM’s issuance of the mineral patents through denial of certiorari.  The Company believes that the deadline for filing the Plan specified by the Decree is April 30, 2013 (six years from the final determination of issuance of the mineral patents by the United States Supreme Court).  The Forest Service has indicated that the deadline should be April 2, 2010 (six years from the issuance of the mineral patents by BLM).  The United States, on behalf of the Forest Service and BLM, filed a Statement of Opposition on this specific issue only.  Statements of Opposition were also filed by six other parties including the City of Gunnison, the State of Colorado, and High Country Citizens’ Alliance in September for various reasons, including requesting the Company be put on strict proof as to demonstrating evidence of reasonable diligence in developing the conditional water rights.  Although, the Company and TCM will be prepared to file a Plan by the April 2, 2010 proposed deadline, the Company and TCM will pursue a ruling from the Water Court that the deadline specified in the Decree requires the filing of the Plan by the April 30, 2013.

Ordinance Related to the Crested Butte Watershed

On May 19, 2008, the Town Council adopted a revised Watershed Ordinance.  The Company and TCM intend to work with the Town of Crested Butte concerning activities at Mount Emmons consistent with lawful and applicable rules, regulations, and statutes.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for Mount Emmons as a result of the revised Watershed Ordinance.

Appeal of Approval of Notice of Intent to Conduct Prospecting for the Mount Emmons Molybdenum Property

On March 8, 2008, High Country Citizens’ Alliance (‘HCCA”) filed a request for hearing before the Colorado Land Reclamation Board (“Board”) of the approval of a Notice of Intent to Conduct Prospecting Notice for the Mount Emmons molybdenum property (“NOI”), which was approved by the Division of Reclamation, Mining and Safety of the Colorado Department of Natural Resources (“DRMS”) on January 3, 2008.  The NOI as approved provided for continued exploration of the molybdenum deposit to update, improve and verify, in accordance with current industry standards and legal requirements, mineralization data that was collected by Amax in the late 1970’s.

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

Water Treatment Facility – Permit Renewal Protest

The Company received a NPDES Permit renewal for Mount Emmons from the Colorado Department of Public Health and Environment – Water Quality Division (“Water Quality Division”) effective September 1, 2008.  The NPDES Permit is for a five (5) year period (2008 - 2013).  On August 28, 2008, the Town of Crested Butte, Board of County Commissioners for the County of Gunnison and High Country Citizens’ Alliance (“Petitioners”) filed a Request for Adjudicatory Hearing before the Water Quality Division to challenge the NPDES Permit.  The Petitioners seek revisions to the Permit that would require the Company to maintain a prepaid operating contract and provide additional financial security for long term operation of the plant.  During the permit approval process, the Division rejected similar permit revisions proposed by the Petitioners as not being required or authorized by Colorado law.   The hearing will be held in early 2009 before an Administrative Law Judge in the Office of Administrative Courts (“OAC”). The Company will participate in the hearing as an interested party.  The Company expects to work cooperatively with the Water Quality Division in defending the NPDES Permit.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLER MATTERS
AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis on the Nasdaq Capital Market of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). Quarterly high and low sale prices follow:

	High	Low
Calendar year ended December 31, 2008
First quarter ended 03/31/08	$4.45	$3.17
Second quarter ended 06/30/08	3.30	2.42
Third quarter ended 09/30/08	3.27	1.87
Fourth quarter ended 12/31/08	2.60	1.52

Calendar year ended December 31, 2007	High	Low
First quarter ended 03/31/07	$6.19	$4.60
Second quarter ended 06/30/07	6.79	5.28
Third quarter ended 09/30/07	5.77	4.29
Fourth quarter ended 12/31/07	5.74	4.17

(b) Holders

(1)    At March 9, 2009 the closing market price was $1.67 per share.  There were approximately 2,092 shareholders of record, with 21,935,129 shares of common stock issued and outstanding at December 31, 2008.

(2)    Not applicable.

(c)	We paid a one time special $0.10 per share cash dividend to common shareholders of record on July 6, 2007. There are no contractual restrictions on our present or future ability to pay cash dividends.

(d)	Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2008:

Issuance of Securities in 2008

During the twelve months ended December 31, 2008 USE issued a total of 658,576 shares and cancelled 2,315,940 shares.  A brief discussion of the issuance of the shares follows:

Registered Securities

During the twelve months ended December 31, 2008, we issued 364,198 shares as the result of the exercise of a stock warrant which had been previously issued to a consultant and an additional 82,500 shares as a result of the exercise of warrants which had been issued to a former director.

Unregistered Securities

We issued 126,878 shares for the 2008 funding of the ESOP established for employees.  The ESOP funding represents the minimum required amount.  We also issued 85,000 shares as per the terms of the 2001 Stock Award Plan to the Executive Officers of the Company.

Cancellation of Shares

We cancelled 155,811 held by the Company’s ESOP which had not been distributed to individual employee accounts and were held as security for a note from the ESOP to the Company.  We also cancelled an additional 2,160,129 shares that were purchased under the Stock Buyback Plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data is derived from and should be read with the financial statements included in this Report.

	December 31,
	2008	2007	2006	2005	2004

Current assets	$72,767,500	$82,728,900	$43,325,200	$7,840,600	$5,421,500
Current liabilities	19,982,000	8,093,200	11,595,200	1,232,200	6,355,900
Working capital (deficit)	52,785,500	74,635,700	31,730,000	6,608,400	(934,400)
Total assets	142,630,900	131,404,400	51,901,400	38,106,700	30,703,700
Long-term obligations(1)	1,870,300	1,282,500	882,000	7,949,800	13,317,400
Shareholders' equity	111,833,300	115,099,900	37,467,900	26,027,200	6,669,200

(1)Includes $144,100 of accrued reclamation costs on properties at December 31, 2008, $133,400 at December 31, 2007,
$124,400 at December 31, 2006, $5,669,000 at December 31, 2005 and $7,882,400 at December 31, 2004.
See Note K of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2008	2007	2006	2005	2004

Operating revenues	$2,287,000	$1,174,100	$880,200	$849,500	$815,600

Loss from continuing operations	(9,520,900)	(14,538,900)	(14,667,600)	(6,066,900)	(4,983,100)

Other income & expenses	(99,500)	108,823,900	2,118,200	(484,000)	465,100

Gain (loss) before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	(9,620,400)	94,285,000	(12,549,400)	(6,550,900)	(4,518,000)

Minority interest in loss (income)	--	(3,551,400)	88,600	185,000	207,800
of consolidated subsidiaries

(Provision for) benefit from	3,325,800	(32,366,800)	15,331,600	--	--
income taxes

Discontinued operations, net of tax	4,906,500	(2,003,600)	(1,818,600)	15,207,400	(1,938,500)

Cumulative effect of
accounting change	--	--	--	--	--

Preferred stock dividends	--	--	--	--	--

Net income (loss)
to common shareholders	$(1,338,100)	$56,363,200	$1,052,200	$8,841,500	$(6,248,700)

Per share financial data
	Year ended December 31,
	2008	2007	2006	2005	2004

Operating revenues	$0.10	$0.06	$0.04	$0.05	$0.05

Loss from continuing operations	(0.41)	(0.71)	(0.88)	(0.38)	(0.38)

Other income & expenses	--	5.29	0.12	(0.03)	0.04

Gain (loss) before minority
interest, equity in income (loss)
of affiliates, income taxes,
discontinued operations,
and cumulative effect of
accounting change	(0.41)	4.61	(0.76)	(0.39)	(0.34)

Minority interest in loss (income)	--	(0.17)	--	--	0.02
of consolidated subsidiaries

(Provision for) benefit from	0.21	(1.58)	0.81	--	--
income taxes

Discontinued operations, net of tax	--	--	--	0.94	(0.15)

Cumulative effect of
accounting change	--	--	--	--	--

Preferred stock dividends	--	--	--	--	--

Net income (loss)
per share, basic	$(0.06)	$2.75	$0.06	$0.55	$(0.48)

Net income (loss)
per share, diluted	$(0.06)	$2.54	$0.05	$0.55	$(0.48)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the calendar years ended December 31, 2008, 2007 and 2006.

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

General Overview

The Company’s strategy is to enhance value for our shareholders through the development of a well-balanced portfolio of natural resource-based assets.  The Company is focusing its efforts on projects with varying time horizons and levels of risk:

•	Near and Mid-Term.

Oil and Gas

Our Gulf Coast oil and gas assets provide a potentially large inventory of exploration opportunities.  The Company believes that numerous prospects could be generated, leased and drilled, potentially resulting in $10 to $15 million in exploration and development expenditures for its working interest over the course of the next three to five years.  The Company is also actively seeking to enhance its oil and gas revenues through acquisitions.  With the Company’s strong balance sheet, it looks to add meaningful production during 2009 through purchases of producing assets at attractive prices.  It is our objective to exit the year ending December 31, 2009 with 7,000 MCFE/D in production although we are not limiting our corporate objective in this endeavor if larger value opportunities are found.

Renewable Energy

In December 2008, the Company invested $3.4 million in a geothermal venture, Standard Steam Trust, LLC (“SST”).  The investment provided the Company with a 25% ownership interest in SST.  The Company intends to maintain its 25% ownership interest by continuing to invest in the exploration and development of SST’s prospects as well as the acquisition of additional geothermal leases.  The forecast for commercial development of the first geothermal prospects, whereby they could be sold to utilities or joint ventured with renewable energy industry partners, is three to five years.

In addition to our geothermal venture, the Company is evaluating potential investments in other areas of renewable energy.  Sectors being evaluated are wind and solar power located in the United States.  No investments have been made in these “green power” generation  industries as of the date of this report but the Company continues to evaluate various projects and may invest in these technologies under the proper circumstances.  We believe that a significant opportunity exists today to exploit the development of clean energy assets in the mid-term.  Our initial focus lies in geothermal energy and we believe that it has tremendous potential.  It is our goal to develop and monetize these assets in the mid-term.

Commercial Real Estate

The Company constructed and operates a multifamily housing project in Gillette, Wyoming (“Remington Village”).  We view this as a natural resource based activity as it is related to strong housing demand created by high levels of employment in natural resource activities, primarily oil and gas development and coal mining in northeast Wyoming.  Management of the Company plans on operating the property in the near term and either selling or financing it in a two to three year time frame.  The Company determined the best use of its cash was to pay off the December 31, 2008 $16.8 million construction loan and save the interest differential between U.S. Treasuries, at less than 2% per annum, verses the cost of a long term loan of between 6.2% and 6.7%.  The Company therefore paid off the construction loan on January 16, 2009.

Our monthly revenues from Remington Village are now approximately $230,000.  When combined with our oil and gas revenues, our monthly revenues are now over $500,000 per month.  We look to continue to operate Remington Village in the near term and to eventually sell the property to access capital for future investments in oil and gas prospects.

•	Long-Term

Mount Emmons Molybdenum Property

The Company will continue its efforts to place the Mount Emmons molybdenum property (“Mount Emmons”) near Crested Butte, Colorado into production.  In August 2008, the Company signed an agreement with Thompson Creek Metals Company (“TCM”), a major molybdenum mining and refining company, whereby TCM can earn up to a 75% interest in the property after TCM spends up to $400 million in expenditures and option payments. The time table for completing the permitting and construction of the mine and milling facilities is dependent upon several factors, including State and Federal regulations and availability of capital which is driven by the market price for molybdenum.  The Company anticipates placing the property into production by 2014 or later.

Historical records filed by predecessor owners of the Mount Emmons molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of approximately 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing roughly 23 million tons at a grade of 0.689% MoS2 was also reported.  While no assurance can be given that these quantities of MoS2 exist, the Company believes that this project has extraordinary potential.  The average market price for MoS2 at December 31, 2008 was $10.00 per pound.

Due to the “World Class” nature of the Mount Emmons deposit, we believe that the property possesses the potential to deliver long term significant returns to our shareholders.  In the interim between now and the actual permitting and commencement of mining at Mount Emmons, which cannot be assured, it is our objective to build revenues, earnings and cash flows for our shareholders through oil and gas production as well as renewable energy.

Liquidity and Capital Resources

The Company, at December 31, 2008, had $8,434,400 in cash and cash equivalents of $51,152,100 in U.S. Government Treasuries with longer than 90 day maturities from date of purchase, and $4,929,200 in restricted investments which were also invested in U.S. Treasuries and pledged on the construction loan for Remington Village.  These balances total $64.5 million or $2.94 per outstanding common share at December 31, 2008.  Working capital (current assets minus current liabilities), at December 31, 2008, was $52,785,500.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at December 31, 2008 will be sufficient to fund its operations and capital projects through the balance of 2009 and into the future.

The principal factors affecting the Company are commodity prices, the grade of mineral deposits, permitting and costs associate with exploration and development of the prospects.  As commodity prices fall, management believes it is typically less expensive for the Company to acquire properties to hold and advance them until commodity prices rise to levels allowing the properties to be sold or placed into production through joint venture partners or by the Company for its own account.

Major changes in liquidity during the year ended December 31, 2008 were:

Current Assets

•
Cash decreased by $63,857,800 as a result of investing $51,152,100 in marketable securities, namely U.S. Treasuries, with maturities greater than three months from the date of purchase.  The Company also used cash in operations, mineral property holding expenses, permitting and engineering study costs, oil and gas exploration and an investment in a geothermal company.  Please see discussion below regarding cash flows for the twelve months ended December 31, 2008.

•
Accounts receivable trade, reimbursable project costs and the dissolution of subsidiaries decreased $109,900.  This reduction was as a result of the collection of $782,100 paid by the Company on the Mount Emmons project and reimbursed by Kobex Resources, the collection of $197,600 due the Company upon the dissolution of its subsidiaries and a reduction of accounts receivable trade of $83,300.  These reductions in accounts receivable were offset by increases in reimbursable project costs from TCM of $441,500 relating to Mount Emmons and accounts receivable trade for the production of oil and gas, $600,000 and Remington Village of $21,500.

•
During 2008, the Company received $944,900 from the Internal Revenue Service as a refund of  taxes paid in 2007.  The loss incurred during the twelve months ended December 31, 2008 will be carried back against taxes paid in 2007.  This carryback increases the amount of the account receivable from the Internal Revenue Service to $5,896,400, resulting in a net change of $4,933,500 in the account receivable for income taxes.

•
The Company’s restricted investments, cash held in an interest bearing account, decreased by $1,794,600 due to the release of funds held in escrow for a potential tax free real estate exchange at December 31, 2007 which was never consummated.  Additionally, $45,600 that was being held in an escrow account related to the Uranium One transaction in 2007 was released during 2008.  The remaining restricted investments at December 31, 2008 earned $144,700 in interest during the twelve months then ended.

•	The asset held for sale at December 31, 2007 with a book value of $1,112,600 was a used corporate aircraft which was sold during the twelve months ended December 31, 2008.

Current Liabilities

•
Accounts payable decreased by $691,900 during the twelve months ended December 31, 2008.  The decrease was a result of the Company funding an early retirement benefit in the amount of $600,000, the payment of $285,100 in sales taxes due on the purchase of an aircraft, and the payment of accrued accounts payable.  Increases in accounts payable in the amount of $193,200 are principally related to drilling costs on the Company’s oil projects and engineering studies on Mount Emmons.

•	Accrued compensation expense increased by $407,000 during the twelve months ended December 31, 2008. This increase reflects a one time bonus accrued to an officer of the Company.
•	The construction loan associated with Remington Village increased by $11,323,500 to $16,812,500 at December 31, 2008.
•
During the twelve months ended December 31, 2008 the Company retired all long term debt of $362,400 relating to various vehicles and equipment.  The Company also jointly purchased a 160 acre parcel of property near the Mount Emmons property with TCM.  At December 31, 2008 the Company owed $1,875,000 as its portion of the purchase price.

Cash flows during the twelve months ended December 31, 2008:

•
Operations consumed $6,536,000, Investing Activities consumed $70,557,100 and Financing Activities provided $8,909,600.  For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:

Cash provided by Investing Activities:

•	Net proceeds from the sale of a used corporate aircraft and miscellaneous equipment in the amount of $1,102,800.

•
Net proceeds from the release of restricted investments of $1,841,800 consist of the release of $45,600 held in escrow as a result of the sale of uranium properties in 2007 and $1,794,600 held at December 31, 2007 for a potential tax free exchange real estate transaction which was never consummated.

Cash consumed in investing activities:

•
The vast majority of the cash consumed from investing activities, $49,896,800, was a net investment of cash in Government Treasuries with a maturity of more than 90 days from purchase date.  These Government Treasuries are not considered cash for accounting purposes but held to maturity marketable securities.

•	The Company invested $11,444,700 in Remington Village and $152,400 for improvements on a property held for development or resale during the twelve months ended December 31, 2008.

•
The Company paid $1,149,600 for its portion of oil and gas acquisition costs related to oil and gas properties in the U.S. gulf coast and paid $4,203,900 for its proportionate share of drilling costs and expenses on a well for a total cash investment of $5,353,500.

•
The Company invested $2,905,400 net, in its unproven mining properties during the twelve months ended December 31, 2008.  Included in this increase is the joint purchase (with TCM) of 160 acres near the Mount Emmons property for $4.0 million of which the Company is obligated for one half or $2.0 million.

The increase in unproven mining claims was reduced by the receipt of $500,000 from TCM pursuant to the terms of the Exploration, Development and Mine Operating Agreement with TCM, the abandonment of certain options on uranium leases and the cancellation of a finder’s fee on Mount Emmons.

•
The Company invested $293,900 in property and equipment which were improvements at the water treatment plant at Mount Emmons, $195,300 for  the purchase of miscellaneous light equipment, and $69,600 and $29,000 of office equipment and furniture, respectively.

•	The Company purchased a minority interest, 25%, in Standard Steam Trust, LLC (“SST”), a private Denver, Colorado based geothermal prospect acquisition and development company for $3,455,000.

Financing Activities:

Cash provided by Financing Activities:

•	A total of $1,527,600 was received as the result of the cash exercise of 446,698 warrants.

•	$11,423,500 in additional funds were drawn against the construction loan for Remington Village.

Cash consumed in Financing Activities:

•	Payment of long term debt of $362,400 relating primarily to the payoff of notes related to various pieces of equipment.

•
The Company is obligated to pay one half of the purchase price of the land purchase mentioned under Investing Activities.  The Company made a deposit of $125,000 against its obligation of $2.0 million (one half of the purchase price) and has the obligation to pay an additional $1,875,000 as of December 31, 2008.

•
On June 22, 2007, the Company announced a stock buyback plan to purchase up to $5.0 million of its common stock.  This plan was amended on September 19, 2008 increasing the total purchase amount to $8.0 million.  During the twelve months ended December 31, 2008, the Company purchased 2,160,129 shares under the buyback plan for $5,554,100 or an average price of $2.57 per share.  From inception of the stock buyback plan through December 31, 2008, the Company has purchased 2,388,129 shares at an average price per share of $2.76 or $6,601,800.

Capital Resources

Oil and Gas Production

The Company’s short and medium term sources of cash are expected to be provided by successful oil and gas wells.  Production from the first successful well drilled in the Gulf Coast with PetroQuest, (“PQ”) began in November 2008.  Reserve reports indicate that the well will continue to produce for an additional five  years.  The following table represents the Company’s portion of projected production from the well as calculated by the Company’s reserve engineering firm, Ryder Scott:

	Oil Condensate	Gas
Year	Barrels	MMcf
2009	16,773	517
2010	8,487	303
2011	3,065	120
2012	1,216	50
2013	257	11
2014	-	-

The ultimate amount of cash resources derived from the production of oil and gas will be determined by the price of oil and gas as well as the cost of production.  The ultimate life of the well will likewise be impacted by market prices and costs of production.  The Company plans on continuing in the oil and gas exploration business and may also acquire existing production.

Real Estate

During the fourth quarter of 2008, the Company completed the construction of a 216 unit multifamily housing property in Gillette, Wyoming, known as Remington Village.  At December 31, 2008, the property was 88% occupied.  Revenues during 2008 from the project were $1,531,100 with offsetting expenses of $839,100.  Included in the costs and expenses was $469,000 of depreciation.  The net cash flow from the property during 2008 was therefore $1,161,000.   Revenue projections for 2009 are $238,500 per month or $2.9 million.  After cash costs and expenses it is estimated that the Company will net $1.7 million in cash flow during the year ended December 31, 2009.

In December 2008, the Company determined to pay off the balance owing under the construction loan used to construct Remington Village,  (see Capital Requirements below).  The Company will continue to own and operate Remington Village until it has a need for the invested capital at which time it will likely monetize the property.  Total cost of the property at December 31, 2008 was $24.5 million.  As part of the completion of the property the Company had the property appraised.  The appraisal indicated that as of December 8, 2008 the property had a value of $27.0 million.  No assurance can be given that market conditions at the time the Company determines to sell the property will be such that it will be able to recover its cost of construction and realize a profit.  The Company however believes that due to the quality of the property, the need for housing in Gillette, Wyoming and the continued expansion of energy related properties in the area, the Company will be able to recoup its investment with a profit.

Cash on Hand

The Company has invested its working capital in interest bearing accounts and the majority of its cash surplus in short term U.S. Government Treasuries.  Although the Company could benefit from higher interest bearing investments, it has its cash invested in U.S. Treasuries to preserve the principal in the current turbulent financial markets and to avoid becoming an inadvertent investment company.

Commercial Bank

Line of Credit - The Company has a $5.0 million line of credit from a commercial bank.  The full line of credit was available to the Company at December 31, 2008 and when this report was filed.  The line of credit has a variable interest rate which is tied to a national market rate.  At December 31, 2008 the rate on the line of credit was 3.25% per annum.  The line of credit is available until October 1, 2009 at which time it may be renewed depending on the financial strength and needs of the Company.  The credit line is secured by our corporate headquarters and a corporate aircraft.  To date, no advances have been made on the line of credit.

Mount Emmons Molybdenum Property and Thompson Creek Metals Company, USA

On March 31, 2008, Kobex Resources, LLP (“Kobex”) gave notice to the Company that it was terminating its Exploration, Operating and Mine Development Agreement with the Company.  Through March 31, 2008, Kobex had expended over $8.0 million on the project.

On August 19, 2008, the Company and TCM entered into an Exploration, Development and Mine Operating Agreement for the Company’s Mount Emmons molybdenum property in Gunnison County, Colorado.  TCM assigned the agreement to Mt. Emmons Moly Company, a Colorado corporation and wholly owned subsidiary of TCM effective September 11, 2008.  Under the terms of the agreement TCM is required to make the following option payments to the Company and expenditures on Mount Emmons through 2011:

Option Payments to USE or Expenditure Amount, and Deadline
$500,000	Option Payment	At Closing*
$2,000,000	Expenditures	December 31, 2008*
$1,000,000	Option Payment	January 1, 2009**
$4,000,000	Expenditures	December 31, 2009
$1,000,000	Option Payment	January 1, 2010
$4,000,000	Expenditures	December 31, 2010
$1,000,000	Option Payment	January 1, 2011
$1,500,000	Expenditures	June 30, 2011
$15,000,000

*    Paid in 2008
**  Paid in 2009

The $1.0 million annual option payments are to be paid directly to the Company and may be used by the Company for any purpose.

Mount Emmons is expected to provide the Company’s long range source of capital resources.  Historical records filed by predecessor owners of the Mount Emmons molybdenum property with the Bureau of Land Management (BLM) in the 1990’s for the application of patented mineral claims, referenced identification of mineral resources of approximately 220 million tons of 0.366% molybdic disulfide (MoS2) mineralization.  A high grade section of the mineralization containing roughly 23 million tons at a grade of 0.689% MoS2 was also reported.  No assurance can be given that these quantities of MoS2 exist or that the Company will be successful in permitting the property.  The average market price for MoS2 at December 31, 2008 was $10.00 per pound.

Future Receipts of Royalties and Contractual Commitments from Uranium Properties

We retained a 4% Net Profits Royalty on a portion of the Green Mountain uranium property in Wyoming which is owned and operated by Rio Tinto, Inc.  No assurance can be given as to when or if the property will be placed into production.  Any royalty due will be based on the market price of uranium concentrates and the cost of producing those concentrates.

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

Capital Requirements

The direct capital requirements of the Company during the balance of 2009 are the funding of the water treatment plant at the Mount Emmons molybdenum project, development of the Company’s interest in recently acquired oil and gas properties and the potential acquisition of additional oil and gas properties, operations at Remington Village including the retirement of the $16.8 million construction loan, funding of geothermal operations and the potential participation in other renewable energy projects,  the stock buyback program and general and administrative costs.

Mount Emmons Molybdenum Property

Under the terms of its agreement with TCM, the Company is responsible for all costs associated with operating the water treatment plant at the Mount Emmons molybdenum property.  Annual operating costs during 2009 are projected to be approximately $1.7 million.  Additionally, the Company has budgeted  $587,500 for capital improvements in the plant which will improve its efficiency and safety.

The Company and TCM purchased a 160 acre parcel of property near the Mount Emmons property.  The land was purchased for $4.0 million of which the Company is responsible for one half.  The Company made an initial payment of $125,000 on this piece of property in December 2008.  Under the terms of the loan agreement, the first payment from the Company for the balance due is $875,000 due in January 2009 with the remaining $1.0 million to be paid in five equal payments of $200,000 each beginning in January 2010 through January 2014 with 6% interest per annum on the unpaid balance.   In addition to the retirement of the debt, the Company will be responsible for one half of the holding and operating costs of the acreage which are expected to be minimal.

TCM has prepared its annual budget for the Mount Emmons property.  As per the terms of the agreement with TCM, the Company will not be required to fund any of the proposed work to be performed on the property during 2009 unless TCM terminates the agreement.  The Company and TCM plan on submitting a Plan of Operations to the U.S. Forest Service in 2010.  All the costs of developing and submitting this plan will be paid for by TCM as per the agreement.

The Company may elect to participate in additional capital acquisition programs with TCM under unspecified terms.

Oil and Gas Development

PetroQuest Energy, Inc. – Gulf Coast

In 2007, the Company entered into an Exploration and Area of Mutual Interest Agreement (the “Mutual Agreement”) with PetroQuest Energy, Inc. (“PQ”) relating to three prospect areas in the Gulf Coast region of the United States.  The Mutual Agreement provides the Company with the right, through September 13, 2011, to acquire a 20% working interest in each lease acquired by PQ within any of the three prospect areas.   PQ is the operator of each prospect and owns or will likely own a majority of the working interest in the area covered by the Mutual Agreement.

Through December 31, 2008, the Company paid $3.2 million for our 20% share of lease acquisition and seismic data reprocessing and reinterpretation costs.  The Company spent an additional $4.2 million in exploration costs. $2.5 million was spent on the Bluffs well, completed as an oil and gas producer.  The Company’s working interest is 15% (reduced from 20% due to a third party’s right and subsequent  election to back in for 5% of the leasehold), representing a net revenue interest of 10.4%.  The working and net revenue interests will be further reduced at payout of the Company’s costs, plus 6% annual interest, pursuant to the Wildes agreement (see below).  The Company’s portion of the costs were approximately $607,800 more than anticipated due to drilling and completion cost overruns, some of which were due to adverse weather conditions.  The Company’s portion of operating costs and expenses for the Bluff well are projected to be $226,800 during 2009.

Reserves

The reserve estimates for the Bluffs well (one well location with no additional locations to be drilled), net to our interest at December 31, 2008, was prepared by Ryder Scott, an independent petroleum engineering firm.  Estimates of reserves are presented in accordance with SEC rules.  All reserves are valued at the total estimated future net cash flows before income taxes, discounted at 10%.  This value is not intended to represent the current market value of the reserves.  Reserve estimates are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, oil and gas prices, and other factors.

Estimates of reserve volumes and future net cash flows use the prices received for production at December 31, 2008 ($41.41 per barrel of oil and $5.88 per Mcf of gas).  Future estimated production and ad valorem taxes, capital costs and operating costs are deducted from estimated future cash flows, and the result is discounted at an annual rate of 10% to determine “present value” (“PV-10”).  Following is a summary of our reserves at December 31, 2008:

Estimated net proved reserves:
Producing (Mcf gas)	1,000,000
Non-producing (Mcf)	-0-
Producing (bbls oil)	29,800
Undeveloped (bbls oil)	-0-
Future net income before income taxes	$5,894,100
PV-10	$5,311,400

PV-10 is widely used in the oil and gas industry, and is followed by institutional investors and professional analysts, to compare companies.  However, the PV-10 data is not an alternative to the standardized measure of discounted future net cash flows calculated under GAAP and in accordance with Statement of Financial Accounting Standards No. 69, which includes the effects of income taxes.  The following table provides a reconciliation of Estimated Future Net Revenues Discounted at 10% to the Standardized Measure of Discounted Future Net Cash Flows as shown in Note F to the company’s Consolidated Financial Statements.

Year Ended
December 31,
2008
Estimated future net revenues discounted at 10%	$5,311,400
Future income tax expense	(1,992,900)
Standardized measure of discounted future net cash flows	$3,318,500

USE’s oil and gas production for the year ended December 31, 2008 was 73,635 Mcf gas and 2,330 barrels of oil.  The average price per Mcf sold was $6.93 and $41.85 per barrel of oil sold.

An additional $1.7 million of drilling expense was incurred for the Highlands well (a dry hole).

We have not yet committed to the drilling of any wells on other prospects.  While successful Gulf Coast wells can provide favorable returns on investment, and the initial production from the Bluffs well was higher than expected, we will continue to assess the viability of participating in additional wells with PQ.  If we should elect not to participate in any undrilled prospects proposed by PQ where we have paid for lease and seismic costs, we will attempt to farm out our interest, sell our interest in the seismic or abandon the prospect.  The costs associated with these undrilled prospects will remain in the full cost pool and be subject to ceiling tests.  The Company has budgeted $3.0 in drilling expenses and $240,000 in leasehold costs under the terms of the agreement with PQ.

YUMA Exploration and Production Company Inc.

On April 27, 2008 the Company entered into a four year Joint Exploration Agreement (the “Exploration Agreement”) with Yuma Exploration and Production Company, Inc. (“Yuma”), a private exploration and production company based in Houston, Texas.  Under the Exploration Agreement, the Company has purchased a working interest in a seismic, lease acquisition and drilling program covering approximately 138 square miles in South Louisiana.  Net acreage acquired will depend on the terms of leases acquired, but is expected to be in excess of 50,000 net acres.  Yuma holds a 48% working interest and the balance is held by the Company (4.55%) and third parties (approximately 47.45%).  For their working interests, the participants (other than Yuma) are paying 80% of the initial seismic, overhead and some land costs (total $1,390,000), and Yuma is paying 20%.  All land and exploration costs going forward are to be paid according to the working interest percentages.

As of December 31, 2008, approximately 400 miles of reprocessed 2-D seismic data has been analyzed to prepare for a large 3-D seismic survey expected to be conducted in first and second quarter 2009.  Yuma is expected to utilize the data to identify prospect areas and propose lease acquisition activities and an initial well in each prospect identified.  The Company has the opportunity to opt in or out of any prospect leasing program, and also as to the initial well in each prospect.  Each prospect will have a separate operating agreement with Yuma as operator.  It is expected that the program will yield multiple prospects, with exploration activities continuing for a number of years.  Once the Exploration Agreement is completed as to the seismic, acquisition and initial well phases, and Yuma decides to conduct a 3-D seismic survey on another identified area, participants, including USE, will have the option to participate in the area on the same terms as the Exploration Agreement.

Through December 31, 2008, the Company paid $801,900 for seismic and land costs.  The Company’s share of seismic, land and exploration costs for 2009 are expected to be $680,000.  Exploration expenses for 2009 will depend on the number of wells to be proposed by Yuma, which is not known at the time of this report.

Wildes Exploration Agreement

In 2007 and 2008, the Company entered into a Management Engagement Agreement (for terms with a management company affiliated with Wildes Exploration (“Wildes”).  The Company is paying Wildes $100,000 annually for consulting and management services for the prospects under the Mutual Agreement with PQ and an additional $50,000 annually for the Exploration Agreement with Yuma.

In addition, pursuant to the agreement with Wildes, the Company will assign to Wildes a working interest of 15% of its  working interest after it has recovered 100% of its costs plus 6% interest compounded annually, for each producing well drilled and completed within a prospect area with PQ.  This interest will increase to 20% of the Company’s  working interest after it has recovered 200% of all its costs from each producing well within the prospect.  This assignment will cover all wells drilled and completed in the particular prospect.  From the assignment date forward, Wildes will be responsible for its proportionate share of all of costs associated with the wells in accordance with the operating agreement with PQ.

The Company will assign Wildes (after we have recovered 100% of our drilling and completion costs plus 6% interest compounded annually) a working interest of 12.5% of its working interest in each well that is completed with Yuma.  After assignment, Wildes will be responsible for its proportionate share of the well’s costs under the operating agreement with Yuma

Texas Land & Petroleum Company, LLC

The Company paid TLPC Holdings, Ltd, an affiliate of Texas Land & Petroleum Company, LLC (“TL&P”) a private Texas company, a $45,000 prospect fee and signed an agreement for a moderate risk low gravity oil well drilling program on the Hopkins Prospect in Wood County, Texas, located about 50 miles east of Dallas.  The prospect consists of 790 gross (280 net) acres, with a 75% net revenue interest.  The Company will participate in the first well on a one-third for one quarter basis (33% of drilling and completion costs, for a 25% working interest (18.75% net revenue interest).  Upon participation in the first well, the Company will own its share of all the acreage.  Subsequent wells will be unpromoted (25% of costs).  TL&P holds 50% of the working interest.  The Company has budgeted $2.6 million for the drilling of up to 6 exploratory wells with TL&P during 2009.  After the first well is drilled, the Company will determine if it will participate in subsequent wells.

Ridgeland Wyoming, Inc.

On December 23, 2008, the Company signed a Participation Agreement, (“Participation Agreement”) with Ridgeland Wyoming, Inc. (“Ridgeland”), a private oil and gas producer headquartered in Provo, Utah.  The Company paid a $25,000 prospect fee to Ridgeland for a 50% working interest in the Schuricht Prospect in North East Wyoming.  Ridgeland is carried for a 1/6th interest (on an 8/8th basis) to casing point on the first well.  After the first well, the Company and Ridgeland will drill all subsequent wells on a 50 – 50 basis.  All leases under the Participating Agreement with Ridgeland are to carry an 80% net revenue interest.  Under the terms of the Participation Agreement the Company agreed to pay $338,800 as its initial expense in the first well was drilled early January 2009.  The well resulted in a dry hole and has been plugged and abandoned.  The Company is evaluating its possible participation in any further wells with Ridgeland.

Other Oil and Gas Exploration or Acquisition Opportunities

The Company will continue looking for opportunities to either explore for or acquire existing oil and gas production.  The Company has budgeted $2.0 million for drilling and exploration during 2009 in addition to those agreements in place at December 31, 2008 and described above.  Additionally, the Company is actively pursuing acquisition targets of existing oil and gas producing fields or entities owning oil and gas production.  The Company has initially budgeted $4.2 million for the acquisition of such production during 2009 but may increase this amount depending on the assets and inherent value of the acquisition targets at the time of purchase.

Real Estate

Cash operating expenses at Remington Village are projected to be $1.1 million for 2009.  The Company does not anticipate any major capital expenditures on the property but determined it would pay off the construction loan of $16.8 million from cash reserves.  The decision to pay off the construction loan was as a result of the Company earning less than 2% per annum on its U.S. Treasuries while long term financing would likely be 6.2% to 6.7% per annum.  As the Company did not have alternate projects for the $16.8 million, it paid off the construction loan in January 2009.  The general contractor for the construction of Remington Village is due a retainage amount of $487,600 which is classified as Other Current Liabilities at December 31, 2008 and will be paid in the first quarter of 2009.

Geothermal and Alternative Energy Projects

On December 17, 2008 the Company purchased a minority interest (25% for $3,455,000) in Standard Steam Trust, LLC (“SST”), a private Denver, Colorado based geothermal prospect acquisition and development company.  The Company plans on maintaining its 25% participating interest.   Dilution, but no penalty, will occur in the event the Company elects not to participate in a capital call.  SST has submitted its budget for 2009 which includes additional lease acquisitions, lease hold costs, geological and geophysical analysis, temperature gradient drilling and general and administrative costs.  For the Company to maintain its 25% ownership interest, it is estimated that we will be required to fund an additional $3.1 million during 2009 if all the contemplated costs are incurred.

The Company is also evaluating wind and solar sector opportunities.  It is not known what, if any, cost will be incurred by the Company from an investment standpoint.  The Company is continuing its  due diligence regarding an investment in these renewable energy sectors.  It is not known if any will come to fruition.

Stock Buyback Program

On September 19, 2008, the Board of Directors amended the previously approved stock buyback plan of $5.0 million by increasing the total value of shares to be repurchased to $8.0 million.  The buyback program is being administered exclusively through an individual brokerage firm.  During 2007, the Company repurchased 228,000 shares of its common stock for $1.0 million.  In 2008, the Company repurchased 2,160,129 shares of its common stock for $5.6 million leaving an additional $1.4 million available for the purchase of shares under the plan at December 31, 2008.

Reclamation Costs

The Company has two reclamation obligations:

•	Mount Emmons molybdenum property –

The Mount Emmons molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  It is anticipated that TCM and the Company will be submitting a Plan of Operations to the USFS in 2010 for USFS review and approval.  USFS approval is required before construction can begin and mining and processing may occur.

Obtaining and maintaining the various permits for the mining operations at the Mount Emmons molybdenum property will be complex, time-consuming, and require significant capital.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company’s control, or changes in agency policy and Federal and State law, could further complicate approval of  the mine’s operation.  Although the Company is confident that the Plan of Operations for the Mount Emmons molybdenum property will ultimately be approved by the USFS, the timing, cost and ultimate success of the mining operation cannot be predicted.

The asset retirement obligation for the Mount Emmons molybdenum property at December 31, 2008 is $118,900.  As the Mount Emmons project is developed, the reclamation liability is expected to increase. It is not anticipated that this reclamation work will occur in the near term.  The Company’s objective, upon closure of the proposed mine at the Mount Emmons property, is to eliminate long-term liabilities associated with the property.

•	Gulf Coast Oil and Gas Wells

As of December 31, 2008, the Company had one producing well which will require plugging and abandoning costs in the future.  The present value of the Company’s share of the reclamation cost is anticipated to be $25,200.  It is not anticipated that the cost of reclaiming the well site will occur within the next four years.

Results of Operations

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

During the twelve months ended December 31, 2008, the Company recorded a loss of $1,388,100 as compared to a gain of $56,363,200 during 2007.  The decrease in net earnings for 2008 as compared to 2007 is primarily due to a gain on the sale of uranium assets during 2007 in the amount of $111,728,200. Other components in the net change to the results of operations were (a) increased Revenues during 2008 from real estate rentals and the sale of oil and gas, (b) decreased Operating Costs and Expenses during 2008, (c) reduced Other Income and Expenses, (d) the elimination of minority interest in the gain of consolidated subsidiaries, (e) increased gain from discontinued operations during 2008 as a result of the sale of the Company’s controlling interest in Sutter Gold Mining, Inc. (“SGMI”) and (f) changes in the provision for and benefit from Income Taxes.

Operating Revenues:

Rental revenues of $1,531,100 were received from Remington Village, during 2008.  There were no revenues from Remington Village in 2007 as there were no units available for rent during the early construction period.   Other real estate revenues decreased $832,200 during 2008 from those recorded during 2007.  The decrease was as a result of the Company selling lots at its southern Utah real estate property during 2007 while no similar sales occurred during 2008 as the entire property was ultimately sold during 2007.  The Company recorded its first revenues from its successful well drilled in the Gulf Coast during 2008 of $571,000.  There was no oil or gas production during 2007.  The reduction of $157,000 in management fee and other revenues during the twelve months ended December 31, 2008 is as a result of no management fees being charged on the uranium properties during 2008 as all the uranium properties were sold in 2007.  Lower management fees were charged against Mount Emmons as the Company was the operator from March 31, 2008 through August 19, 2008 during which time there were no management fees charged.  The Company charged management fees for services it provided under the contract with Kobex to the Mount Emmons property during the twelve months ended December 31, 2007.

Operating revenues therefore increased by $1,112,900 for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Operating Costs and Expenses:

Operating Costs and Expenses decreased by $3,905,100 for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  Operating Costs and Expenses related to other real estate and general and administrative costs were reduced while expenses associated with the Remington Village project, oil and gas production and mineral holding costs increased.

Operating costs for Remington Village during 2008 were $839,100.  These costs consist of contract property management services, maintenance, insurance and general administration costs and $469,000 of depreciation.  There were no operating costs relating to Remington Village during 2007.

There were no costs and expenses for the production of oil and gas during 2007.  During 2008, the Company recorded expenses of $444,200 for its portion of the operating costs and expensed for the producing well in the Gulf Coast.

Mineral holding costs increased by $1,475,200 during 2008 over the same costs and expenses during 2007.  The increases were for the cost of operating and maintaining the water treatment plant at Mount Emmons, of $1,461,800 and $1,106,100 for costs and expenses incurred by the Company for engineering studies during the time it served as manager of the property.  This increase is as a result of the withdrawal of Kobex from the Mount Emmons molybdenum property on March 31, 2008.  Subsequent to March 31, 2008 the Company paid the holding costs related to the Mount Emmons property while Kobex paid these costs during 2007.  After August 19, 2008, the Company continued to pay all costs associated with the water treatment plant and TCM paid all other costs associated with the property.

General and administrative costs and expenses were reduced primarily as a result of a bonus which was paid to all employees and directors of the Company 2007 at the closing of the sale of the Company’s uranium assets to Uranium One and the payment of an early retirement severance package for one of the Company’s officers.   Although there was no similar bonus paid during 2008, the Company did pay one half of a $500,000 bonus to one of its officers which was approved on March 7, 2008.  The approved bonus to the officer was for services rendered over many years, was comparable to a similar bonus paid two former officers for similar services, is net of taxes and is payable in eight equal quarterly payments beginning on March 31, 2008 and ending December 31, 2009.

Other Income and Expenses:

During 2007, there were transactions relating to gains and losses from the sale of uranium assets and marketable securities, while there were no similar transactions during 2008.  The combined income recognized from the sale of the uranium assets and sale of securities during 2007 compared to no similar activities during 2008 accounted for the majority of the decrease of other income and expenses of $108,923,400.

During 2008, the Company recorded a net loss of $16,600 on the sale of its used corporate aircraft and other miscellaneous equipment due to some repairs that had to be made to the aircraft prior to the sale.  The Company netted $1,079,200 from the sale of the aircraft when it was sold.  The loss recorded during 2008 from the sale of assets is compared to a gain of $2.3 million during 2007.  The gain recorded in 2007 was as a result of the sale of a townsite in southern Utah and the receipt of payments due under the Mount Emmons agreement with Kobex as well as an agreement related to the uranium properties which were sold to Uranium One.

Interest Income – The Company recognized $1,426,000 in interest income during 2008, which is $1,373,700 less than the interest income received during 2007.  The decrease during 2008 is as a result of lower levels of cash being invested at significantly lower interest rates.  At December 31, 2008, the Company was earning between .22% and 1.91% on its U.S. Treasury Bills.  This low interest rate is reflective of the condition of global economics.  The Company continues to seek the deployment of surplus funds into investments and operations which will yield a higher return.

Interest Expense during 2008 increased $426,200 over the interest expense recorded during 2007 to $485,800.  The increase is as a result of completion of Remington Village.  As each of the nine buildings were completed, the Company no longer capitalized construction loan interest on that building but rather expensed it.  The interest thus expensed on the construction loan resulted in the increased interest expense.

During 2007, the Company acquired the minority interest shares of Crested Corp. As a result of that acquisition and the sale of SGMI, there are no minority interest in gains and losses of consolidated subsidiaries at December 31, 2008.  The Company reported a minority interest in the gain of consolidated subsidiaries for the year ended December 31, 2007 of $3,551,400.  The minority interest gain in consolidated subsidiaries recorded during the year ended December, 2007 was primarily the minority interest gain of $3,555,900 of Crested.  This amount was offset by a net minority loss of $4,500 from two small consolidated subsidiaries.  On a consolidated basis, all previous minority interest losses of Crested that were absorbed by the Company through consolidation have been fully reinstated through December 31, 2007.

During 2008, the Company sold its controlling interest in SGMI.  The Company recognized a gain of $5,407,600 on the sale of the shares of SGMI and a loss of $501,100 from the discontinued operations of SGMI.  This results in a net gain on the sale of the SGMI shares of $4,906,500.  As a result of the Company’s controlling interest in SGMI, the Company has shown the loss from SGMI which was previously consolidated as a loss from discontinued operations of $2,003,600 at December 31, 2007.

Due to the loss recorded during the year ended December 31, 2008, the Company recorded a net benefit from income taxes during the year then ended of $3,325,800.  During the year ended December 31, 2007 the Company recorded a provision for income taxes of $32,366,800.

As a result of the above described changes in revenues, costs and expenses, the Company recorded a loss of $1,388,100 year ended December 31, 2008, or a loss of $0.06 per share as compared to a gain of $56,363,200 or $2.75 earnings per share basic and $2.54 per share diluted during the year ended December 31, 2007.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

The sale of uranium assets to Uranium One resulted in net income before minority interest and income taxes of $94,285,000 for the year ended December 31, 2007.  This is an increase in earnings before taxes of $106,834,400 as compared to the reported loss of $12,549,400 for the year ended December 31, 2006.  Net earnings after taxes for the year ended December 31, 2007 were $56,363,200 or a gain of $2.75 per share basic and $2.54 diluted per share as compared to a gain of $1,052,200 or $0.06 per share basic and $0.05 per share diluted for the year ended December 31, 2006.

Operating revenues for the year ended December 31, 2007 increased by $293,900 over the year ended December 31, 2006.  The reason for the increase was due to the Company selling residential lots at the Company’s commercial real estate property in southern Utah for $613,300 during the year ended December 31, 2007 as compared to $30,400 during 2006.  Rental revenues from real estate holdings and other commercial operations increased by $181,400 during the year ended December 31, 2007 over those recorded during the year ended December 31, 2006 to $321,200.  This increase in rental revenues is due to increased receipts of cash from operations managed by a third party at the Company’s southern Utah commercial property which was sold during the fourth quarter of 2007.  Likewise, management fees increased during the year ended December 31, 2007 to $194,700 from $185,100 during the year ended December 31, 2006.  The increase in management fees during 2007 were related to the Company’s work effort on the Mount Emmons molybdenum property for which the Company received reimbursement from Kobex at the rate of cost plus 5%.

These increases in operating revenues were offset by reductions in non-recurring fees earned from mineral companies for due diligence work which was completed during the year ended December 31, 2006 of $250,000.

Operating costs and expenses increased during the year ended December 31, 2007 by $165,200 over those recorded during the year ended December 31, 2006.  The increase came as a result of increased General and Administrative expense which increased by $1,717,200 primarily as a result of employee compensation.  Components of that compensation are (1) a gross cash bonus of $4,887,000 to all employees for extraordinary service related to the April 30, 2007 sale of uranium assets to Uranium One.  A bonus was also paid during the year ended December 31, 2006 for employees work on the sale of Rocky Mountain Gas, Inc. to Enterra Energy Trust of $3,013,000,  (2) each outside director was paid a onetime bonus of $40,000 at the closing of the Uranium One sale, and (3) on June 22, 2007, the shareholders of the Company approved the payment of $624,400 in taxes owed by officers and employees, upon the release to them of forfeitable shares of the Company’s common stock.  These shares had been issued to individuals in the early 1990s, and have been recorded at issue dates on the books as compensation expense, but the stock was held by the Company; recognition of income by the recipients was deferred pending vesting upon retirement, total disability or death.

Mineral holding costs and asset retirement obligation costs and expenses were reduced $1,660,000 during the year ended December 31, 2007 from the prior year.  These reductions in costs and expenses occurred as a result of the sale of the Company’s uranium properties and the reclamation obligations of those properties to Uranium One.

During the year ended December 31, 2007, the Company recorded $2,338,900 from the gain on the sale of assets as compared to a gain on the sale of assets of $2,971,000 during the year ended December 31, 2006.  This reduction of $632,100 was as a result of a reduction in the payments received from UPC during the 2006 as compared to the same period of the previous year.  The reduction in payments from UPC is as a result of the sale of the uranium assets to Uranium One.  The Company will receive no additional payments in the future from UPC.  Offsets to the reduction of UPC payments were the receipt of 285,632 shares of Kobex common stock valued at $750,000 and the sale of the Company’s Ticaboo property, in southern Utah.  The Kobex shares were delivered pursuant to the agreement with Kobex as option payments.  As a result of the signing of the Exploration, Development and Mine Operating Agreement on April 3, 2007, this option payment of $750,000 and the $50,000 cash earnest money deposit paid in 2006 were recorded as sale of asset revenues.

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

Interest income during the twelve months ended December 31, 2007 increased by $2,104,400 over interest income recorded in 2006 to $2,799,700. The increase in interest income is due to larger amounts of cash invested in interest bearing accounts and securities.

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

•	During 2006 the Company recorded a $10,815,600 gain on the sale of all of its equity ownership in Pinnacle Gas Resources, Inc. (“Pinnacle”).

•	During 2006 the Company paid Phelps Dodge Corporation, (“PD”) a $7,000,000 cash litigation settlement fee relating to the return of the Mount Emmons molybdenum property to the Company.

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

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the USA requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include oil and gas reserves used for depletion and impairment considerations and the cost of future asset retirement obligations.  Due to inherent uncertainties, including the future prices of oil and gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation - The financial statements of the Company as of December 31, 2008 include only the accounts of the Company and its wholly owned subsidiary Remington Village, LLC (“Remington Village”). The consolidated financial statements contained in this report for the years ended December 31, 2007 and 2006 also include subsidiaries of the Company which were either merged into the Company or liquidated and dissolved during 2008 and 2007.  These subsidiaries were majority-owned or controlled subsidiaries: Plateau Resources Limited, (“Plateau”) (100%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMI (54.4%), Yellow Stone Fuels, Inc. (“YSFI”) (49.1%), Crested Corp. (“Crested”) (70.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which was equally owned by the Company and Crested.  On December 15, 2008, the Company purchased a 25% ownership interest in Standard Steam Trust LLC which is accounted for using the equity method.  The Company also proportionately consolidates its interest in certain property and debt, which is expected to be contributed to a mining joint venture.

During the year ended December 31, 2007, the Company acquired the minority shareholder ownership of Crested Corp. by issuing 2,876,252 shares of its common stock.  The Company also liquidated all of its subsidiaries during the year ended December 31, 2008 with the exception of SGMI.  The Company sold its majority position, 39,062,720 shares, of SGMI during 2008 while retaining 3,550,361 shares.  The Company also purchased an additional 4,545,455 shares of SGMI through a private placement which resulted in the Company owning 8,095,816 shares or 8.4% ownership of SGMI.  As of December 31, 2008, this investment is accounted for as a marketable security.

Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  At December 31, 2008 and 2007, the Company had its cash and cash equivalents with several financial institutions, primarily invested in U.S. Treasury Bills.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Marketable Securities - The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity.  At December 31, 2008, the Company recorded an impairment in operations of $1,023,100 on its available for sale marketable securities due to continued depressed market values of the securities. (See Note D)  During prior years, the Company's available-for-sale securities were carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  Future increases or decreases in the fair value which are considered temporary will be recorded within equity as comprehensive income or losses.  Gains or losses will be recorded in operations when realized as a result of the sale of the available for sale marketable security.

Accounts and Notes Receivable - The Company determines any required allowance by considering a number of factors including the length of time trade and other accounts receivable are past due and the Company's previous loss history.  The Company provides reserves for account and note receivable balances when they become uncollectible.  Payments subsequently received on such reserved receivables and notes are credited to the allowance for doubtful accounts.  At December 31, 2008 and 2007, there were no provisions for doubtful accounts as the Company has historically not experienced significant bad debts.  At December 31, 2008, the Company’s accounts receivable are due from industry partners for oil and gas production, rents on real estate properties, reimbursable costs related to Mount Emmons and the Internal Revenue Service.

Restricted Investments - The Company accounts for cash deposits held as collateral for reclamation obligations, tax deferred real estate sales and as collateral for construction loan commitments as restricted investments.  Maturities or release dates less than twelve months from the end of the reported accounting period are reported as current assets while maturities or release dates in excess of twelve months from report dates are reported as long term assets.

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

Properties and Equipment - Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

Mineral Properties - The Company capitalizes all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if the Company subsequently determines that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource.

Oil and Gas Properties - The Company uses the full cost method of accounting for our oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of acquiring and finding oil and gas are capitalized. Unevaluated property costs are excluded from the amortization base until a determination is made as to the existence of sufficient proved reserves on the respective property or whether impairment of the asset carrying cost is required. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to the full cost pool and thereby subject to amortization.  Sales of oil and gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

The Company amortizes its investment in oil and gas properties using the units of production method by dividing production volumes for the period by the total proved reserves as of the beginning of the period, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs. The Company may capitalize the portion of salaries, general and administrative expenses that are attributable to acquisition, exploration and development activities if significant.  No amounts have been capitalized in the periods presented. Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, the Company is required to write-down the value of its oil and gas properties to the value of the discounted cash flows.

Long-Lived Assets - The Company evaluates its long-lived assets other than oil and gas properties for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  At December 31, 2008 and 2007, no impairment existed on the Company’s long lived assets, consisting of property, plant and equipment including mineral and oil and gas properties.

Fair Value of Financial Instruments - The carrying amount of cash equivalents, receivables, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments.  The recorded amounts for short-term and long-term debt approximate fair market value due to the variable nature of the interest rates on the short term debt, and the fact that interest rates remain generally unchanged from issuance of the long term debt.

Asset Retirement Obligations - The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligations."  The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

Revenue Recognition - The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2008 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are recorded when the service is provided.  Management fees are for operating and overseeing services performed on mineral properties in which the Company participates with joint venture or industry partners.

Stock Based Compensation - The Company accounts for Stock Based Compensation  pursuant to SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”) which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.

The Company recognizes the cost of the equity awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  As share-based compensation expense is recognized based on awards ultimately expected to vest, the expense has been reduced for estimated forfeitures based on historical forfeiture rates.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”.  This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

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

Net Income (Loss) Per Share - The Company reports net income (loss) per share pursuant to SFAS No. 128 “Earnings per Share” (“SFAS 128”).  SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Common shares held by the ESOP are included in the computation of earnings per share.  Total shares held by the ESOP at December 31, 2008, 2007 and 2006 were 606,330, 541,735 and 525,881, respectively.  During the year ended December 31, 2008, 155,811 shares that had previously been held as collateral for a loan to the Company were returned to the Company by the ESOP as full satisfaction of the retirement of the debt.  All shares in the ESOP have been allocated to participant accounts.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  Using the treasury stock method potential common shares relating to options and warrants are excluded from the computation of diluted loss per share for the years ending December 31, 2008 because they were anti dilutive.  Potential shares relating to options and warrants were included in the diluted earnings per share for the years ended December 31, 2007 and 2006.  Dilutive options and warrants totaled 226,246, 1,719,982 and 2,372,361 at December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements

SFAS 141(R)  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This statement is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning after December 15, 2008 with earlier adoption prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.  At December 31, 2008, the Company had no contemplated business combinations which would invoke the provisions of this standard.

SFAS 142-3  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  We will evaluate the impact, if any, that the adoption of FAS 142-3 could have on our financial statements.

SFAS 157  In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted FAS 157 for the year beginning January 1, 2008.  The adoption of SFAS 157 had no material impact on the Company’s financial statements.

SFAS 160  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

SFAS 161  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009. As this pronouncement is only disclosure-related and the Company currently has no investments in derivative instruments, it has not had an impact on the financial position and results of operations for the year ended December 31, 2008.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

Future Operations

Management intends to continue seeking opportunities presented by the recent and future projected market prices for all the minerals with which it is involved.  We intend to acquire new mineral properties and pursue new business opportunities.  Long term, we intend to be prepared to pay our share of the holding and development costs associated with the Mount Emmons property should Thompson Creek completes its option payments and property expenditure obligations.  We also intend to be prepared to participate further in our geothermal investment at 25% ownership of SST.

Effects of Changes in Prices

Mineral operations are significantly affected by changes in commodity prices.  As prices for a particular mineral increase, values for prospects for that mineral typically also increase, making acquisitions of such properties more costly and sales potentially more valuable.  Conversely, a price decline could enhance acquisitions of properties containing that mineral, but could make sales of such properties more difficult.  Operational impacts of changes in mineral commodity prices are common in the mining and oil and gas industries.

At December 31, 2008, the Company participated in molybdenum, oil and gas and geothermal development projects.  The Company has not had production from its properties which contain these commodities during the past three years, except for oil and gas production which commenced in late 2008.  The Company’s multifamily housing could be affected negatively if there was a sustained down turn in the price of coal, gas and oil.  A brief summary of these mineral prices follows:

Molybdenum - The ten year high for dealer molybdenum oxide was $38 per pound in June of 2005 while the ten year low was $2.05 per pound in November 1998.  At December 31, 2008, the mean price of molybdenum oxide was $10.00 per pound.  The price of molybdenum will have a direct impact on the development of Mount Emmons.  Should the price for molybdenum remain at the December 2008 level or be even further reduced, the development of the Mount Emmons property could be delayed or permanently put on hold.

Oil and Gas – The ten year Cushing, OK WTI spot price for oil reached a high of $133.37 per barrel during July 2008  and was at $40.88 per barrel at December 31, 2008.  The ten year U.S. Natural Gas City Gate Price reached a high of $12.37 per mcf in July of 2008 and was $7.88 in November 2008.  The corresponding ten year low for oil and gas was $11.35 per barrel in December of 1998 and $2.77 per mcf in March of 1999.  The Company had oil and gas production during the fourth quarter of 2008 but no related revenues during the prior two years.  Higher oil and gas prices should positively impact our revenues going forward while lower oil and gas prices will have a negative impact.  While the we believe that future oil and gas prospect investments will take place in 2009, there is no assurance that these investments will be profitable.

Contractual Obligations

Contractual obligations at December 31, 2008 consist of debt to third parties of $16,812,500 for the construction financing of the Gillette, Wyoming multifamily housing project, a purchase contract including a promissory note for the purchase of land near the Mount Emmons property of $1,875,000, executive retirement of $879,100 and asset retirement obligations of $144,100.  The construction loan was retired on January 16, 2009. In January 2009, the Company paid $875,000 and assumed 50% of a $2 million note payable.  The executive retirement benefits are paid to former executive officers who qualify under the terms of the plan.  Asset retirement obligations will be satisfied during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations as of December 31, 2008:

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Short-term debt obligations	$16,812,500	$16,812,500	$--	$--	$--

Long-term debt obligations	1,875,000	875,000	600,000	400,000	--

Executive retirement	879,100	152,900	329,500	--	396,700

Asset retirement obligations	144,100	--	--	--	144,100

Totals	$19,710,700	$17,840,400	$929,500	$400,000	$540,800

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS

Financial statements meeting the requirements of Regulation S-X are included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
U.S. Energy Corp.

We have audited the consolidated balance sheet of U.S. Energy Corp. and subsidiaries as of December 31, 2008, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Energy Corp. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Energy Corp.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009, expressed an unqualified opinion on management’s assessment of the effectiveness of U.S. Energy Corp.’s internal control over financial reporting.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders ofU.S. Energy Corp.

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and Subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two year-period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Corp. and Subsidiaries, as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP
Scottsdale, Arizona
March 12, 2008, except as to the reclassification adjustments to reflect discontinued operations described in Note N as to which the date is March 12, 2009

U.S. ENERGY CORP.
BALANCE SHEETS
ASSETS

	December 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$8,434,400	$72,292,200
Marketable securities
Held to maturity - treasuries	51,152,100	--
Available for sale securities	575,600	480,200
Accounts receivable
Trade	600,000	171,700
Reimbursable project costs	441,500	782,100
Dissolution of subsidiaries	--	197,600
Income taxes	5,896,400	902,900
Restricted investments	4,929,200	6,624,700
Assets held for sale	--	1,112,600
Prepaid expenses and other current assets	738,300	164,900
Total current assets	72,767,500	82,728,900

INVESTMENT:	3,455,000	--

PROPERTIES AND EQUIPMENT:
Oil & gas properties under full cost method, net	7,906,300	2,910,200
Undeveloped mining claims	23,949,800	21,859,200
Commercial real estate, net	23,998,200	--
Construction in progress	--	11,770,800
Property, plant and equipment, net	9,638,400	11,553,300
Net properties and equipment	65,492,700	48,093,500

OTHER ASSETS:	915,700	582,000
Total assets	$142,630,900	$131,404,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,	December 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$897,700	$1,589,600
Accrued compensation	682,200	275,200
Short term construction debt	16,812,500	5,489,000
Current portion of long-term debt	875,000	71,900
Other current liabilities	714,600	667,500
Total current liabilities	19,982,000	8,093,200

LONG-TERM DEBT, net of current portion	1,000,000	190,500

DEFERRED TAX LIABILITY	8,945,300	6,928,800

ASSET RETIREMENT OBLIGATIONS	144,100	133,400

OTHER ACCRUED LIABILITIES	726,200	958,600

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 21,935,129 and 23,592,493
shares issued, respectively	219,400	235,900
Additional paid-in capital	93,951,100	96,560,100
Accumulated surplus	17,662,800	19,050,900
Unrealized (loss) gain on marketable securities	--	(256,500)
Unallocated ESOP contribution	--	(490,500)
Total shareholders' equity	111,833,300	115,099,900
Total liabilities and shareholders' equity	$142,630,900	$131,404,400

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007	2006
OPERATING REVENUES:
Remington Village real estate	$1,531,100	$--	$--
Other real estate	102,300	934,500	170,200
Oil & gas sales	571,000	--	--
Management fees and other	82,600	239,600	710,000
	2,287,000	1,174,100	880,200

OPERATING COSTS AND EXPENSES:
Remington Village real estate	839,100	--	--
Other real estate	326,100	379,900	271,900
Oil & gas	444,200	--	--
Mineral holding costs	1,106,100	1,092,700	2,752,700
Water treatment plant	1,461,800	--	--
General and administrative	7,630,600	14,240,400	12,523,200
	11,807,900	15,713,000	15,547,800

LOSS BEFORE INVESTMENT AND
PROPERTY TRANSACTIONS	(9,520,900)	(14,538,900)	(14,667,600)

OTHER INCOME & (EXPENSES):
(Loss) gain on sales of assets	(16,600)	2,338,900	2,971,000
Loss on sale of marketable securities	--	(8,318,400)	(927,600)
Gain on foreign exchange	--	430,000	--
Gain on sale of uranium assets	--	111,728,200	--
Loss from dissolution of subsidiaries	--	(117,600)	--
Loss from valuation of derivatives	--	--	(630,900)
Loss from Enterra share exchange	--	--	(3,845,800)
Gain on sale of investment	--	--	10,815,600
Impairment of marketable securities	(1,023,100)	--	--
Settlement of litigation	--	--	(7,000,000)
Dividends	--	22,700	147,800
Interest income	1,426,000	2,799,700	695,300
Interest expense	(485,800)	(59,600)	(107,200)
	(99,500)	108,823,900	2,118,200

(LOSS) INCOME BEFORE MINORITY
INTEREST, PROVISION FOR
INCOME TAXES AND
DISCONTINUED OPERATIONS	(9,620,400)	94,285,000	(12,549,400)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007	2006
MINORITY INTEREST IN LOSS (INCOME)
OF CONSOLIDATED SUBSIDIARIES	--	(3,551,400)	88,600

(LOSS) INCOME BEFORE PROVISION
FOR INCOME TAXES AND
DISCONTINUED OPERATIONS	(9,620,400)	90,733,600	(12,460,800)

INCOME TAXES:
Current benefit from (provision for)	4,645,100	(17,589,200)	235,000
Deferred benefit from (provision for)	(1,319,300)	(14,777,600)	15,096,600
	3,325,800	(32,366,800)	15,331,600

(LOSS) INCOME FROM CONTINUING
OPERATIONS	(6,294,600)	58,366,800	2,870,800

DISCONTINUED OPERATIONS
Loss from discontinued operations	(501,100)	(2,003,600)	(1,818,600)
Gain on sale of discontinued
operations (net of taxes)	5,407,600	--	--
	4,906,500	(2,003,600)	(1,818,600)

NET (LOSS) INCOME	$(1,388,100)	$56,363,200	$1,052,200

PER SHARE DATA
Basic (loss) earnings
from continuing operations	$(0.27)	$2.85	$0.16
Basic earnings (loss)
from discontinued operations	0.21	(0.10)	(0.10)
Basic (loss) earnings per share	$(0.06)	$2.75	$0.06

Diluted (loss) earnings
from continuing operations	$(0.27)	$2.63	$0.14
Diluted (loss) earnings
from discontinued operations	0.21	(0.09)	(0.09)
Diluted (loss) earnings per share	$(0.06)	$2.54	$0.05

BASIC WEIGHTED AVERAGE
SHARES OUTSTANDING	23,274,978	20,469,846	18,461,885

DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING	23,274,978	22,189,828	21,131,786

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

U.S. ENERGY CORP. AND SUBSIDIARIES
STATEMENT OF SHAREHOLDERS' EQUITY

					Unrealized
			Additional		Gain (Loss) on			Unallocated	Total
	Common Stock		Paid-In	Retained	Marketable	Treasury Stock		ESOP	Shareholders'
	Shares	Amount	Capital	Earnings	Securities	Shares	Amount	Contribution	Equity

Balance December 31, 2006	19,659,591	$196,600	$77,481,200	$(39,101,900)	$306,000	497,845	$(923,500)	$(490,500)	$37,467,900

Net income	--	--	--	56,363,200	--	--	--	--	56,363,200
Unrealized loss on
marketable securities	--	--	--		(726,000)	--	--	--	(726,000)
Unrealized tax effect on
on the unrealized loss	--	--	--		163,500	--	--	--	163,500
Comprehensive income									55,800,700
Income tax benefit from
pre FAS 123R stock options	--	--	1,242,100	--	--	--	--	--	1,242,100

Change in basis of
minority interests	--	--	--	3,897,900	--	--	--	--	3,897,900

Funding of ESOP	84,995	900	360,400	--	--	--	--	--	361,300

Issuance of common stock
to outside directors	3,812	--	18,000	--	--	--	--	--	18,000
Issuance of common stock
in stock compensation plan	62,500	600	317,900	--	--	--	--	--	318,500
Vesting of stock options
issued to employees	--	--	607,400	--	--	--	--	--	607,400
Issuance of common stock
from employee stock options	1,109,894	11,100	1,959,400	--	--	--	--	--	1,970,500
Issuance of common stock
from stock warrants	359,598	3,600	1,242,900	--	--	--	--	--	1,246,500

Payment of dividend	--	--	--	(2,108,300)	--	--	--	--	(2,108,300)
Adjustment to common
stock warrants	--	--	123,700	--	--	--	--	--	123,700

Release of forfeitable stock	292,740	2,900	1,765,900	--	--	--	--	--	1,768,800

Purchases of treasury stock	--	--	(378,000)	--	--	228,000	(1,047,300)	--	(1,425,300)
Issuance of common stock
for the Crested merger	2,876,252	28,800	13,374,500	--	--	80,000	(40,800)	--	13,362,500

Cancellation of common stock	(856,889)	(8,600)	(2,003,100)	--	--	(805,845)	2,011,600	--	(100)

Changes in minority interest	--	--	447,800	--	--	--	--	--	447,800
Balance December 31, 2007	23,592,493	$235,900	$96,560,100	$19,050,900	$(256,500)	--	$--	$(490,500)	$115,099,900

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
STATEMENT OF SHAREHOLDERS' EQUITY
(continued)
					Unrealized
			Additional		Gain (Loss) on	Unallocated	Total
	Common Stock		Paid-In	Retained	Marketable	ESOP	Shareholders'
	Shares	Amount	Capital	Earnings	Securities	Contribution	Equity

Balance December 31, 2007	23,592,493	$235,900	$96,560,100	$19,050,900	$(256,500)	$(490,500)	$115,099,900

Net loss	--	--	--	(1,388,100)	--	--	(1,388,100)
Recognized impairment on
marketable securities	--	--	--	--	256,500	--	256,500
Unrealized tax effect on
on the unrealized loss	--	--	--	--	--	--	--
Comprehensive (loss)							(1,131,600)
Funding of ESOP	126,878	1,300	206,800	--	--	--	208,100
Vesting of stock warrants
to outside contractor	--	--	29,500	--	--	--	29,500
Issuance of common stock
2001 stock compensation plan	85,000	900	283,300	--	--	--	284,200
Vesting of stock options
issued to employees	--	--	1,151,000	--	--	--	1,151,000
Vesting of stock options
issued to outside directors	--	--	16,800	--	--	--	16,800
Cancellation of common stock
from the ESOP	(155,811)	(1,600)	(488,900)	--	--	490,500	--
Issuance of common stock
from stock warrants	446,698	4,500	1,523,100	--	--	--	1,527,600
Deferred tax on FAS 123R
compensation	--	--	201,900	--	--	--	201,900

Common stock buy back program	(2,160,129)	(21,600)	(5,532,500)	--	--	--	(5,554,100)
Balance December 31, 2008	21,935,129	$219,400	$93,951,100	$17,662,800	$-	$--	$111,833,300

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,388,100)	$56,363,200	$1,052,200
Gain on the sale of SGMI stock	(5,407,600)	--	--
Loss from discontinued operations	501,100	2,003,600	1,818,600
(Loss) income from continuing operations	(6,294,600)	58,366,800	2,870,800
Reconcile net (loss) income to net cash used in operations
Minority interest in the loss of
consolidated subsidiaries	--	3,551,400	(88,600)
Depreciation	1,425,800	437,500	453,500
Accretion of discount on treasury investments	(1,255,300)	--	--
Impairment of marketable securities	1,023,100	--	--
Interest earned on restricted investments	(88,100)	--	--
Accretion of asset retirement obligations	--	8,200	766,500
Recognition of asset retirement obligations	--	--	(105,200)
Income tax receivable	(3,808,600)	(902,900)	--
Deferred income taxes	1,319,200	14,777,600	(15,096,600)
Gain on sale of Pinnacle Resources	--	--	(10,815,600)
Gain on sale of assets to Uranium One	--	(111,728,200)	--
Loss (gain) on sale of assets	16,800	(2,356,200)	(3,043,500)
Gain on foreign exchange	--	(430,000)	--
Loss on sales of marketable securities	--	8,318,400	1,004,100
Loss on valuation of Enterra units	--	--	3,845,800
Loss on valuation of derivatives	--	--	630,900
Proceeds from the sale of trading securities	--	--	8,304,300
Noncash compensation	2,535,700	1,283,700	1,037,700
Noncash services	46,300	141,700	1,525,800
Net changes in assets and liabilities:
Accounts receivable	(400,200)	(763,300)	(78,400)
Other assets	--	(246,000)	(153,900)
Prepaid drilling costs	(9,000)	--	--
Accounts payable	(647,500)	680,400	438,400
Accrued compensation expense	(283,500)	(958,000)	1,013,100
Refundable deposits	--	--	800,000
Reclamation and other liabilities	(116,100)	377,500	(56,500)

NET CASH USED IN OPERATING ACTIVITIES	(6,536,000)	(29,441,400)	(6,747,400)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in treasury investments	$(49,896,800)	$--	$--
Acquisition & development of real estate	(11,597,100)	(7,516,600)	--
Acquisition of oil & gas properties	(5,353,500)	(2,910,200)	--
Acquisition & development
of unproved mining claims	(2,905,400)	(484,900)	(816,100)
Acquisition of property and equipment	(293,900)	(6,429,000)	(618,200)
Investment in Standard Steam	(3,455,000)	--	--
Proceeds from sale of property and equipment	1,102,800	3,978,000	2,410,600
Proceeds from sale of marketable securities	--	92,250,700	394,100
Proceeds from sale of uranium assets	--	14,022,700	--
Proceeds from sale of investments	--	--	13,800,000
Investment in marketable securities	--	--	(560,500)
Release of restricted investments	1,841,800	--	--
Net change in restricted investments	--	(7,000,200)	(94,100)
Net change in notes receivable	--	560,500	(19,800)
Net change in investments in affiliates	--	349,400	(26,000)
NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES	(70,557,100)	86,820,400	14,470,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,527,600	3,217,000	1,020,300
Issuance of subsidiary stock	--	339,600	--
Payment of cash dividend	--	(2,108,300)	--
Proceeds from short term construction debt	11,423,500	--	--
Deferred taxes from stock options	--	1,242,100	--
Proceeds from long term debt	1,875,000	164,100	297,300
Repayments of debt	(362,400)	(1,133,800)	(419,900)
Stock buyback program	(5,554,100)	(1,466,200)	--
NET CASH PROVIDED BY
FINANCING ACTIVITIES	8,909,600	254,500	897,700

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
Net cash (used in) operating
activities of discontinued operations	(76,500)	(2,259,800)	(1,384,600)
Net cash provided by (used in) investing
activities of discontinued operations	4,402,200	(57,400)	(636,800)
Net cash (used in) financing
activities of discontinued operations	--	2,400	3,375,900

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(63,857,800)	55,318,700	9,974,800

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	72,292,200	16,973,500	6,998,700

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$8,434,400	$72,292,200	$16,973,500

SUPPLEMENTAL DISCLOSURES:
Income tax (received) paid	$(944,900)	$17,250,000	$--

Interest paid	$69,000	$59,600	$106,700

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Development of assets through issuance of debt	$10,944,800	$--	$--

Acquisition of assets through issuance of debt	$--	$5,489,000	$355,800

Issuance of subsidiary stock to acquire
mining claims	$--	$33,700	$--

Receipt of marketable securities
from the sale of assets	$--	$99,400,600	$--

Value of common stock issued in
merger of Crested Corp.	$--	$33,700	$--

Cancellation of treasury stock	$--	$1,970,900	$--

Conversion of Enterra shares
to tradable units	$--	$--	$13,880,100

Issuance of stock warrants in
conjunction with agreements	$--	$--	$727,300

Satisfaction of receivable - employee
with stock in company	$--	$--	$30,600

Unrealized loss/gain	$--	$562,500	$557,000

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006

A.           BUSINESS ORGANIZATION AND OPERATIONS

U.S. Energy Corp. was incorporated in the State of Wyoming on January 26, 1966.  U.S. Energy Corp. (the "Company" or "USE") engages in the acquisition, exploration, holding, sale and/or development of mineral properties. Principal mineral interests at December 31, 2008 are in molybdenum, oil, gas and geothermal.  Historically the Company also participated in other base and precious metals.  Our uranium and gold assets were sold during 2007 and 2008.  The Company also owns a multifamily real estate development located in Gillette, Wyoming.

B.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the USA requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include oil and gas reserves used for depletion and impairment considerations and the cost of future asset retirement obligations.  Due to inherent uncertainties, including the future prices of oil and gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The financial statements of the Company as of December 31, 2008 include only the accounts of the Company and its wholly owned subsidiary Remington Village, LLC (“Remington Village”). The consolidated financial statements contained in this report for the years ended December 31, 2007 and 2006 also include subsidiaries of the Company which were either merged into the Company or liquidated and dissolved during 2008 and 2007.  These subsidiaries were majority-owned or controlled subsidiaries: Plateau Resources Limited, (“Plateau”) (100%), Four Nines Gold, Inc. ("FNG") (50.9%), SGMI (54.4%), Yellow Stone Fuels, Inc. (“YSFI”) (49.1%), Crested Corp. (“Crested”) (70.9%), and the USECC Joint Venture ("USECC"), a consolidated joint venture which was equally owned by the Company and Crested.  On December 15, 2008, the Company purchased a 25% ownership interest in Standard Steam Trust LLC which is accounted for using the equity method.  The Company also proportionately consolidates its interest in certain property and debt, which is expected to be contributed to a mining joint venture.

During the year ended December 31, 2007, the Company acquired the minority shareholder ownership of Crested Corp. by issuing 2,876,252 shares of its common stock.  The Company also liquidated all of its subsidiaries during the year ended December 31, 2008 with the exception of SGMI.  The Company sold its majority position, 39,062,720 shares, of SGMI during 2008 while retaining 3,550,361 shares.  The Company also purchased an additional 4,545,455 shares of SGMI through a private placement which resulted in the Company owning 8,095,816 shares or 8.4% ownership of SGMI.  As of December 31, 2008, this investment is accounted for as a marketable security.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash and cash equivalents in bank deposit accounts which exceed federally insured limits.  At December 31, 2008 and 2007, the Company had its cash and cash equivalents with several financial institutions, primarily invested in U.S. Treasury Bills.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires certain securities to be categorized as trading, available-for-sale or held-to-maturity.  At December 31, 2008, the Company recorded an impairment in operations of $1,023,100 on its available for sale marketable securities due to continued depressed market values of the securities. (See Note D)  During prior years, the Company's available-for-sale securities were carried at fair value with net unrealized gain or (loss) recorded as a separate component of shareholders' equity.  Future increases or decreases in the fair value which are considered temporary will be recorded within equity as comprehensive income or losses.  Gains or losses will be recorded in operations when realized as a result of the sale of the available for sale marketable security.

Accounts and Notes Receivable

The Company determines any required allowance by considering a number of factors including the length of time trade and other accounts receivable are past due and the Company's previous loss history.  The Company provides reserves for account and note receivable balances when they become uncollectible.  Payments subsequently received on such reserved receivables and notes are credited to the allowance for doubtful accounts.  At December 31, 2008 and 2007, there were no provisions for doubtful accounts as the Company has historically not experienced significant bad debts.  At December 31, 2008, the Company’s accounts receivable are due from industry partners for oil and gas production, rents on real estate properties, reimbursable costs related to Mount Emmons and the Internal Revenue Service.

Restricted Investments

The Company accounts for cash deposits held as collateral for reclamation obligations, tax deferred real estate sales and as collateral for construction loan commitments as restricted investments.  Maturities or release dates less than twelve months from the end of the reported accounting period are reported as current assets while maturities or release dates in excess of twelve months from report dates are reported as long term assets.

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

Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.  Following is a breakdown of the lives over which assets are depreciated:

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Machinery and equipment
Office Equipment	3 to 5 years
Planes	10 years
Field Tools and Hand Equipment	5 to 7 years
Vehicles and Trucks	3 to 7 years
Heavy Equipment	7 to 10 years
Buildings and improvements
Service Buildings	20 years
Corporate Headquarter Building	45 years

Components of Property and Equipment as of December 31, 2008 and 2007 are as follows:

	2008	2007
Oil & Gas properties
Unproved	$2,967,600	$2,910,200
Proved	5,320,700	--
Total	8,288,300	2,910,200
Less accumulated depreciation, depletion & amortization	(382,000)	--
Total	$7,906,300	$2,910,200

Mining properties	$23,949,800	$21,859,200

Commercial real estate
Buildings	$23,215,500	$--
Land	1,251,700	1,251,700
Construction in progress	--	11,770,800
Less accumulated depreciation, depletion & amortization	(469,000)	--
Total	$23,998,200	$13,022,500

Property, plant and equipment
Buildings	$4,756,100	$5,182,400
Land	1,189,000	1,211,700
Other plant and equipment	8,453,400	8,599,200
Less accumulated depreciation, depletion & amortization	(4,760,100)	(4,691,700)
Total	$9,638,400	$10,301,600

Total Property plant & equipment, net	$65,492,700	$48,093,500

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Oil and Gas Properties

The Company uses the full cost method of accounting for our oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of acquiring and finding oil and gas are capitalized. Unevaluated property costs are excluded from the amortization base until a determination is made as to the existence of sufficient proved reserves on the respective property or whether impairment of the asset carrying cost is required. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs should be reclassified to the full cost pool and thereby subject to amortization.  Sales of oil and gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

The Company amortizes its investment in oil and gas properties using the units of production method by dividing production volumes for the period by the total proved reserves as of the beginning of the period, and applying the respective rate to the net cost of proved oil and gas properties, including future development costs. The Company may capitalize the portion of salaries, general and administrative expenses that are attributable to acquisition, exploration and development activities if significant.  No amounts have been capitalized in the periods presented. Under the full cost method of accounting, we compare, at the end of each financial reporting period, the present value of estimated future net cash flows from proved reserves (based on adjusted commodity prices and excluding cash flows related to estimated abandonment costs), to the net capitalized costs of proved oil and gas properties, net of related deferred taxes. This comparison is referred to as a “ceiling test.” If the net capitalized costs of proved oil and gas properties exceed the estimated discounted future net cash flows from proved reserves, the Company is required to write-down the value of its oil and gas properties to the value of the discounted cash flows.

Long-Lived Assets

The Company evaluates its long-lived assets other than oil and gas properties for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable.  If the sum of estimated future cash flows on an undiscounted basis is less than the carrying amount of the related asset, an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  At December 31, 2008 and 2007, no impairment existed on the Company’s long lived assets, consisting of property, plant and equipment including mineral and oil and gas properties.

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligations."  The Company records the fair value of the reclamation liability on its shut down mining properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

The following is a reconciliation of the total liability for asset retirement obligations:

	For the years ending December 31,
	2008	2007
Beginning asset retirement obligation	$133,400	$124,400

Accretion of estimated ARO	9,400	9,000

Liabilities incurred	24,600	--

Liabilities settled	(23,300)	--

Ending asset retirement obligation	$144,100	$133,400

Revenue Recognition

The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of December 31, 2008 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are recorded when the service is provided.  Management fees are for operating and overseeing services performed on mineral properties in which the Company participates with joint venture or industry partners.

Stock Based Compensation

The Company accounts for Stock Based Compensation  pursuant to SFAS No. 123(R) “Share-Based Payment” (“SFAS 123R”) which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The Company has computed the fair values of its options granted to employees using the Black Scholes pricing model and the following weighted average assumptions:

	Year Ended
	December 31,
	2008	2007	2006
Risk-free interest rate	3.23%	4.82%	4.53%
Expected lives (years)	6.00	10.00	4.80
Expected volatility	56.51%	48.80%	71.02%
Expected dividend yield	--	--	--

The Company recognizes the cost of the equity awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  As share-based compensation expense is recognized based on awards ultimately expected to vest, the expense has been reduced for estimated forfeitures based on historical forfeiture rates.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes”.  This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

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

Net Income (Loss) Per Share

The Company reports net income (loss) per share pursuant to SFAS No. 128 “Earnings per Share” (“SFAS 128”).  SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Common shares held by the ESOP are included in the computation of earnings per share.  Total shares held by the ESOP at December 31, 2008, 2007 and 2006 were 606,330, 541,735 and 525,881, respectively.  During the year ended December 31, 2008, 155,811 shares that had previously been held as collateral for a loan to the Company were returned to the Company by the ESOP as full satisfaction of the retirement of the debt.  All shares in the ESOP have been allocated to participant accounts.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  Using the treasury stock method potential common shares relating to options and warrants are excluded from the computation of diluted loss per share for the years ending December 31, 2008 because they were anti dilutive.  Potential shares relating to options and warrants were included in the diluted earnings per share for the years ended December 31, 2007 and 2006.  Dilutive options and warrants totaled 226,246, 1,719,982 and 2,372,361 at December 31, 2008, 2007 and 2006, respectively.

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Recent Accounting Pronouncements

SFAS 141(R)  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This statement is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning after December 15, 2008 with earlier adoption prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.  At December 31, 2008, the Company had no contemplated business combinations which would invoke the provisions of this standard.

SFAS 142-3  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008.  We will evaluate the impact, if any, that the adoption of FAS 142-3 could have on our financial statements.

SFAS 157  In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted FAS 157 for the year beginning January 1, 2008.  The adoption of SFAS 157 had no material impact on the Company’s financial statements.

SFAS 160  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

SFAS 161  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ended March 31, 2009. As this pronouncement is only disclosure-related and the Company currently has no investments in derivative instruments, it has not had an impact on the financial position and results of operations for the year ended December 31, 2008.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse affect on the financial statements of the Company when adopted.

C.           RELATED-PARTY TRANSACTIONS

Crested Corp.

At a special meeting of shareholders of Crested Corp. (“Crested”) held on November 26, 2007, a majority of the minority shareholders of Crested voted to approve the merger which was completed on November 27, 2007.  The Company issued 2,876,252 shares of its common stock to all former shareholders of Crested in an exchange of 1 share of the Company’s common stock for every 2 shares of Crested.  Prior to the merger, the Company owned 70.9% of Crested.

Sutter Gold Mining Company, Inc.

On March 14, 2007, Sutter Gold Mining Company, Inc. (“SGMI”) reached a Settlement Agreement with the Company regarding: 1) the cancellation of an accumulated debt obligation by SGMI of approximately $2,025,700 at December 31, 2006 in exchange for  7,621,867 shares of SGMI and 2) cancellation of a Contingent Stock Purchase Warrant between SGMI and the Company in exchange of  5% royalty in favor of the Company (only on SGMI’s gold property in California) until the Company has recouped $4.6 million at which time the royalty will be converted to a 1% royalty thereafter.

The Company and SGMI entered into another Settlement Agreement on December 21, 2007 to retire the balance of $982,900 under a $1.0 million line of credit which had been extended by the Company, by SGMI delivering to the Company 225,000 shares of the Company’s common stock that SGMI owned.

On August 22, 2008, the Company sold 39,062,720 common shares of SGMI that it owned, to RMB Resources Ltd. (“RMB”), as trustee for the Telluride Investment Trust.  The sale of these shares represented approximately 49.9% of the outstanding common shares of SGMI for purchase price of $5,095,600.  Under the terms of the agreement, the Company retained an equity position of approximately 3,550,361 shares and the 5% net profits interest royalty discussed above. The Company also participated in a non-brokered private placement by SGMI with the purchase of 4,545,455 units for total cash consideration of $496,000.  As a result of participating in the private placement the Company also received 24-month warrants to purchase an additional 2,272,728 common shares of SGMI at a price of Cdn. $0.15 per share.   The warrants issued under the private placement were initially valued at $177,500 and were impaired by $66,200 at December 31, 2008. (See Note D)

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The Company recorded a gain as discontinued operations of $5,407,600 from the sale of its controlling interest in SGMI during the year ended December 31, 2008.  The Company also recorded losses from discontinued operations of SGMI of $501,100, $2,003,600 and $1,818,600 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

D.           MARKETABLE SECURITIES

Investments in marketable securities consists of the following at December 31,

2008
Held to maturity
	Amortized		Unrealized
	Cost	Market Value	(Loss)/Gain

Treasuries	$51,152,100	$51,152,100	$--

Available-for-sale
			Unrealized
	Cost	Market Value	(Loss)/Gain

Kobex shares	$67,800	$67,800	$--
Sutter Gold shares and warrants	507,800	507,800	--
	$575,600	$575,600	$--

2007
Available-for-sale
			Unrealized
	Cost	Market Value	(Loss)/Gain

Kobex shares	$703,600	$235,500	$(468,100)
Premier shares	197,600	244,700	47,100
	$901,200	$480,200	$(421,000)

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

During the year ended December 31, 2008, the Company determined that the shares of Kobex and SGMI were other than temporarily impaired.  The Company impaired these marketable securities to market value at December 31, 2008 per SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  The following table sets forth the impairment taken:

	Number of	Impairment at
	Shares/Warrants	December 31, 2008
Kobex Shares	267,932	$635,800

Sutter Gold Shares	8,095,816	321,100

Sutter Gold Warrants	2,272,728	66,200
		$1,023,100

E.           MINERAL PROPERTY TRANSACTIONS

Mount Emmons Molybdenum Properties

On October 6, 2006, the Company and Kobex Resources Ltd. (“Kobex”) (a British Columbia company traded on the TSX Venture Exchange under the symbol “KBX”) signed an Exploration, Operating and Mine Development Agreement providing Kobex an option to acquire up to a 65% interest in certain patented and unpatented claims held by the Company at the Mount Emmons property.  Kobex gave notice to the Company, effective March 31, 2008, that it was terminating the agreement.  Pursuant to the terms of that agreement, Kobex had expended over $8.0 million, all of which is non-refundable and went to advancing the project.

On August 19, 2008, the Company and Thompson Creek Metals Company USA (“TCM”), a Colorado corporation headquartered in Englewood, Colorado, entered into an Exploration, Development and Mine Operating Agreement for the Mount Emmons property.  TCM assigned the agreement to Mt. Emmons Moly Company, a Colorado corporation and wholly owned subsidiary of TCM effective September 11, 2008.

The Agreement covers two distinct periods of time:  The Option Period, during which TCM may exercise an option to acquire up to a 50% interest in the Mount Emmons property; and the Joint Venture Period, during which TCM may form a joint venture with the Company and also have an option to acquire up to an additional 25% interest in the Property.

The Option Period:

TCM paid $500,000 (non refundable) to the Company at closing which was credited against the carrying value of the Mount Emmons property.  TCM has the option to pay the Company six annual payments of $1.0 million each beginning on January 1, 2009 for the option to acquire a 50% interest.  This option is exercisable in two stages:

1.
At TCM’s election, within 36 months of incurring a minimum of $15 million in expenditures on or related to Mount Emmons (including the option payments to the Company), TCM may acquire an undivided working interest of 15% in the property and the business of the project.

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Option Payments to the Company or Expenditure Amount, and Deadlines are represented in the following Table:

$500,000	Option Payment	Paid at Closing*
$2,000,000	Expenditures	December 31, 2008*
$1,000,000	Option Payment	January 1, 2009**
$4,000,000	Expenditures	December 31, 2009
$1,000,000	Option Payment	January 1, 2010
$4,000,000	Expenditures	December 31, 2010
$1,000,000	Option Payment	January 1, 2011
$1,500,000	Expenditures	June 30, 2011
$15,000,000

*   Paid in 2008
** Paid in 2009

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

Failure by TCM to incur the required amount of expenditures by a deadline, or to make an option payment to USE,  subject to the terms of the Agreement, the Agreement may terminate  without further obligation to the Company or TCM.  TCM may terminate the Agreement at any time, but if TCM has earned and subsequently elected to accept, TCM will retain the earned interest and be responsible for their share of all costs and expenses related to Mount Emmons, including the water treatment plant.

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

 U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Management of the Property

TCM is the Project Manager of Mount Emmons.  A four person Management Committee will govern the project’s operations, with two representatives each from the Company and TCM; TCM shall have the deciding vote in the event of a committee deadlock.

If and when Mount Emmons goes into production, TCM will purchase the Company’s share of the molybdic oxide produced from Mount Emmons at an average price as published in Platt’s Metals Weekly price less a discount with a cap and a floor, such discount band to be adjusted every 5 years indexed to a GDP deflator.

Other

On May 19, 2008, the Town Council adopted a revised Watershed Ordinance.  The Company and TCM intend to work with the Town of Crested Butte concerning activities at Mount Emmons consistent with lawful and applicable rules, regulations, and statutes.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for Mount Emmons as a result of the revised Watershed Ordinance.

Included on the property is a water treatment plant owned and operated by the Company.  The cost of operating this plant was approximately $1.5 million in 2008 and is expensed in operations.

Oil and Gas Exploration

PetroQuest Energy, Inc. – Gulf Coast

In 2007, the Company entered into an Exploration and Area of Mutual Interest Agreement (the “Mutual Agreement”) with PetroQuest Energy, Inc. (“PQ”) relating to three prospect areas in the Gulf Coast region of the United States.  The Mutual Agreement provides the Company with the right, through September 13, 2011, to acquire a 20% working interest in each lease acquired by PQ within any of the three prospect areas.  The parties also signed an operating agreement for PQ to be the operator for each prospect.  PQ currently owns or will likely own a majority of the working interest in every area covered by the Mutual Agreement.

Through December 31, 2008, the Company paid $3.2 million for our 20% share of lease acquisition and seismic data reprocessing and reinterpretation costs with PQ.  The Company spent an additional $4.2 million in exploration costs. $2.5 million was spent on the Bluffs well, completed as an oil and gas producer.  The Company’s working interest is 15% (reduced from 20% due to a third party’s election to back in for 5% of the leasehold), representing a net revenue interest of 10.4%.  The working and net revenue interests will be further reduced at payout of the Company’s costs, plus 6% annual interest, pursuant to the Wildes agreement (see below).

An additional $1.7 million of drilling expense was incurred for the Highlands well which resulted in a dry hole that has been plugged and abandoned.   The Company is in the process of reviewing future drilling on these prospects but has not yet committed to the drilling of any additional wells.

In the event that the Company elects not to participate in undrilled prospects that it has an interest in, it will endeavor to farm out its interest to other industry partners, sell its interest in the seismic or abandon the prospect.  The cost of prospect participation, seismic and lease hold costs are added to the full cost pool which is subject to ceiling tests.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Sales of the Company’s oil and gas production for the year ended December 31, 2008 was entirely from the successful well drilled with PetroQuest.

Yuma Exploration and Production Company, Inc. – South Louisiana

On April 27, 2008, the Company entered into a four year Joint Exploration Agreement (the “Exploration Agreement”) with Yuma Exploration and Production Company, Inc., a private exploration and production company (“Yuma”) based in Houston, Texas.  Under the Exploration Agreement, the Company has purchased a working interest in a seismic, lease acquisition and drilling program covering approximately 138 square miles in South Louisiana.  Net acreage acquired will depend on the terms of leases acquired, but is expected to be in excess of 50,000 net acres.  Yuma holds a 48% working interest and the balance is held by the Company (4.55%) and third parties (approximately 47.45%).  For their working interests, the participants (other than Yuma) are paying 80% of the initial seismic, overhead and some land costs (total $1,390,000), and Yuma is paying 20%.  All land and exploration costs going forward are to be paid according to the working interest percentages.  Through December 31, 2008, the Company paid $801,900 for seismic and land costs.

Wildes Exploration Agreement

In 2007 and 2008, the Company entered into a Management Engagement Agreement (for terms of three years each) with a management company affiliated with Wildes Exploration (“Wildes”).  The Company is paying Wildes $100,000 annually for consulting and management services for the prospects under the Mutual Agreement with PQ and an additional $50,000 for the Exploration Agreement with Yuma.

In addition, pursuant to the agreement with Wildes, the Company will assign to Wildes a working interest of 15% of its  working interest after it has recovered 100% of its costs plus 6% interest compounded annually, for each producing well drilled and completed within a prospect area with PQ.  This interest will increase to 20% of the Company’s  working interest after it has recovered 200% of all its costs from each producing well within the prospect.  This assignment will cover all wells drilled and completed in the particular prospect.  From the assignment date forward, Wildes will be responsible for its proportionate share of all of costs associated with the wells in accordance with the operating agreement with PQ.

The Company will assign Wildes (after we have recovered 100% of our drilling and completion costs plus 6% interest compounded annually) a working interest of 12.5% of its working interest in each well that is completed with Yuma.  After assignment, Wildes will be responsible for its proportionate share of the well’s costs under the operating agreement with Yuma.

Texas Land & Petroleum Company, LLC – Northeast Texas

The Company paid TLPC Holdings, Ltd, an affiliate of Texas Land & Petroleum Company, LLC (“TL&P”) a private Texas company, a $45,000 prospect fee and signed an agreement for an oil well drilling program on the Hopkins Prospect in Wood County, Texas, located about 50 miles east of Dallas.    The Company will participate in the first well on a one-third for one quarter basis (33% of drilling and completion costs, for a 25% working interest (18.75% net revenue interest)).  Upon participation in the first well, the Company will own its share of all the acreage.  Subsequent wells will be unpromoted (25% of costs).  TL&P holds 50% of the working interest.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Ridgeland Wyoming, Inc.

On December 23, 2008, the Company signed a Participation Agreement, (“Participation Agreement”) with Ridgeland Wyoming, Inc. (“Ridgeland”), a private oil and gas producer headquartered in Provo, Utah.  The Company paid a $25,000 prospect fee to Ridgeland for a 50% working interest in the Schuricht Prospect in North East Wyoming.  Ridgeland is carried for a 1/6th interest (on an 8/8th basis) to casing point on the first well.  After the first well, the Company and Ridgeland will drill all subsequent wells on a 50 – 50 basis.  All leases under the Participating Agreement with Ridgeland are to carry an 80% net revenue interest.  Under the terms of the Participation Agreement the Company agreed to pay $338,800 as its initial expense in the first well to be drilled early January 2009.  (See Note P, Subsequent Event)

Sale of Mineral Interests

Uranium One Asset Purchase Agreement (“Uranium One”) - Uranium

On April 30, 2007, the Company and certain of its then subsidiary companies, completed the sale of uranium assets, including a uranium mill in Utah and unpatented mining claims in Wyoming, Colorado, Arizona and Utah and certain contractual rights the Company had with a third party for the development of uranium properties.   The uranium assets were sold to sxr Uranium One Inc. (“Uranium One,”) headquartered in Toronto, Canada with offices in South Africa and Australia (Toronto Stock Exchange and Johannesburg Stock Exchange, “UUU”), and certain of its private subsidiary companies. Uranium One assumed liabilities associated with the uranium assets it acquired, including (but not limited to) those future reclamation liabilities associated with the uranium mill in Utah, and the mining claims.

Net cash paid to the Company by Uranium One at closing was $6,602,700.  After closing the Company also received an additional $7,420,000 from the release of cash reclamation bonds which were assumed by Uranium One at closing.  The Company also received 6,607,605 Uranium One common shares all of which were sold during 2007 for $90,724,000.  The Company recorded a gain of $111,728,200 as a result of the sale of the uranium assets during the year ended December 31, 2007.

The Company may also receive future payments pursuant to the terms of the sales contract with Uranium One as follows:

•
$20,000,000 cash when commercial production occurs at the uranium mill sold to Uranium One which is defined as the point that the mill has been operating at 60% or more of its design capacity of 750 short tons per day for 60 consecutive days.

•
$7,500,000 cash on the first delivery (after commercial production has occurred) of mineralized material from any of the claims sold to Uranium One on April 30, 2007 (excluding existing ore stockpiles on the properties).

•
From and after the initiation of commercial production at the uranium mill, a production payment royalty (up to but not more than $12,500,000) equal to five percent of (i) the gross value of uranium and vanadium products produced at and sold from the mill; or (ii) mill fees received by Uranium One from third parties for custom milling or tolling arrangements, as applicable.  If production is sold to a Uranium One affiliate, partner, or joint venturer, gross value shall be determined by reference to mining industry publications or data.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The Company holds a 4% net profits interest on Rio Tinto’s Jackpot uranium property located on Green Mountain in Wyoming.  This interest was not included in the sale of uranium assets to Uranium One.

On October 29, 2007, Uranium One purchased a commercial property associated with uranium assets it had previously purchased from the Company, for $2,700,000.  Cash proceeds from the sale of the property were $2,635,400.  The Company recorded a gain on the sale of assets from the sale of the property of $472,300.

Pinnacle Gas Resources, Inc.

On June 23, 2003, Rocky Mountain Gas, Inc. (“RMG”), Carrizo Oil and Gas, Inc. and seven affiliates of Credit Suisse First Boston Private Equity formed Pinnacle Gas Resources, Inc. (“Pinnacle”).  RMG was a former majority-owned subsidiary of the Company, which was sold in 2005.  In exchange for the contribution of coal bed methane properties, RMG received 37.5% of the common stock of Pinnacle common stock as of the closing date and options to purchase Pinnacle common stock.   In September 2006, the Company sold its Pinnacle shares in a private transaction for $13.8 million cash, and recorded a gain on the transaction of $10.8 million.

F.           SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

Capitalized Costs

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties, and in exploration and development activities:

	Year Ended December 31,
	2008	2007	2006
Unproved oil and gas properties	$2,967,600	$2,910,200	$--
Proved oil and gas properties	5,320,700	--	--
Total capitalized costs	$8,288,300	$2,910,200	$--
Accumulated depreciation, depletion and amortization (DD&A)	(382,000)	--	--
Net capitalized costs	$7,906,300	$2,910,200	$--

The Company’s DD&A per equivalent Mcf was $4.20 in 2008.

Undeveloped properties as of December 31, 2008 include only acquisition costs incurred in the following years:

2007	$1,897,800
2008	1,069,800
$2,967,600

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	Year Ended December 31,
	2008	2007	2006
Property acquisition costs:
Proved	$--	$--	$--
Unproved	1,184,300	2,910,200	--
Exploration costs	4,193,800	--	--
Development costs	--	--	--
Total costs incurred	$5,378,100	$2,910,200	$--

Results of Operations

Results of operations from oil and natural gas producing activities are presented below:

	Year Ended December 31,
	2008	2007	2006
Oil and natural gas revenues	$571,000	$--	$--
Less:
Oil and natural gas operating costs	62,200	--	--
Depreciation and amortization	382,000	--	--
Accretion expense	--	--	--
Income tax expense	--	--	--
	444,200	--	--
Results of operations from oil and natural gas	$126,800	$--	$--

Oil and Natural Gas Reserves (Unaudited)

Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

Proved oil and natural gas reserve quantities at December 31, 2008 and the related discounted future net cash flows before income taxes are based on the estimates prepared by Ryder Scott Company Petroleum Engineers. There were no reserves prior to December 31, 2008.  Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

December 31, 2008	Oil (BBLS)	Gas (MCF)
Beginning of year	--	--
Revisions of previous quantity estimates	--	--
Extensions, discoveries and improved recoveries	32,128	1,073,635
Sales of reserves in place	--	--
Production	(2,330)	(73,635)
End of Year	29,798	1,000,000

Proved developed reserves at end of year	29,798	1,000,000

Standardized Measure (Unaudited)

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves as of year-end is shown below:

	Year Ended December 31,
	2008	2007	2006
Future cash inflows	$7,112,100	$--	$--
Future costs:
Production	(1,154,200)	--	--
Development	(63,800)	--	--
Future income tax expense	(1,992,900)	--	--
Future net cash flows	3,901,200	--	--
10% discount factor	(582,700)
Standardized measure of discounted fuure net cash flows	$3,318,500	$--	$--

Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves.  Average prices used in computing year end 2008 future cash flows were $41.41/barrel for oil and $5.88/Mcf for natural gas.  Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

Future income taxes are based on year-end statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets.  A discount factor of 10% was used to reflect the timing of future net cash flows.  The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and natural gas properties.  An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Change in Standardized Measure (Unaudited)

Changes in standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$--	$--	$--
Sales of oil and gas, net of production costs	(508,800)	--	--
Net change in prices and production costs	--	--	--
Net change in future development costs	--	--	--
Extensions and discoveries	5,820,200	--	--
Revisions of previous quantity estimates	--	--	--
Previously estimated development costs incurred	--	--	--
Net change in income taxes	(1,992,900)	--	--
Accretion of discount	--	--	--
Other	--	--	--
Balance at end of period	$3,318,500	$--	$--

Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results.  Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis.

G.           GEOTHERMAL

On December 17, 2009, the Company purchased a minority interest (25% for $3,455,000) in Standard Steam Trust, LLC (“SST”), a Denver, Colorado based private geothermal resource acquisition and development company.  Substantial additional capital is expected to be raised in 2009 through capital calls and/or admission of new partners.  Dilution, but no penalty, would be associated with a partner’s non-participation in a capital call.  SST is managed by Terra Caliente, LLC (“Terra”), also a private Denver based company, with oversight by an advisory board (USE is one of three members) as to budgets, major expenditures, sale or other disposition of prospects, and similar matters.  In addition, Terra will receive a substantial back-in interest (25%), at such time as all other investors (including Terra) receive cash or securities equal to their investment.

H.           ENERGY SECTOR HOUSING

Remington Village – Gillette, Wyoming.

During 2008, the Company completed construction of a nine building multifamily apartment complex, with 216 units on 10.15 acres located in Gillette, Wyoming.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

In August 2007, Zions Bank provided secured construction financing (also guaranteed by USE).  The amount due under the construction loan was $16.8 million at December 31, 2008.  Total cost to buy the land, pay a developer’s fee, obtain permits and entitlements, site work and construction, was approximately $24.5 million.  The Company had invested a total of $7.7 million cash equity into the project and had borrowed $16.8 million net under the construction line of credit as of December 31, 2008.  The interest rate on the loan balance at December 31, 2008 was 2.71% (payable monthly) based on LIBOR.  Loan maturity was March 1, 2009 (extendable to September 1, 2009 at our election).  (See Note P, Subsequent Event.

I.           OTHER LIABILITIES AND DEBT

As of December 31, 2008 and 2007, the Company had current and long term liabilities associated with the following funding commitments:

Other liabilities
	December 31,
	2008	2007
Retainage on construction in progress	$487,700	$517,300
Employee health insurance self funding	23,100	48,200
Deferred rent	29,400	29,500
Security deposits	102,800	2,800
Accrued expenses	71,600	2,700
Mineral property lease	--	67,000
	$714,600	$667,500

Other long term liabilities:
Accrued retirement costs	$726,200	$774,100
Accrued expenses	--	184,500
	$726,200	$958,600

Debt
	December 31,
	2008	2007
Short term Debt
Construction note - collateralized by
property, interest at 2.71% and 6.88%	$16,812,500	$5,489,000

Long term Debt
Real estate note - collateralized by
property, interest at 6%	$1,875,000	$--

Installment notes - collateralized by
equipment; interest at 5.25% to 9.00%
maturing in 2008-2011	--	262,400
Less current portion	(875,000)	(71,900)
Totals	$1,000,000	$190,500

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

In December 2008, the Company and TCM purchased land for $4 million ($2 million in January 2009, $400,000 annually for five years).  The Company is responsible for one-half the purchase price. The Company paid $125,000 against this debt in December 2008.  The remaining principal requirements under the terms of the debt for the Company’s portion  are $875,000 due in January 2009 and $200,000 per year during 2010 through 2014.

The Company has a $5,000,000 line of credit from a commercial bank.  The line of credit has a variable interest rate (3.25% as of December 31, 2008). As of December 31, 2008, none of the line of credit had been drawn down.  The line of credit is collateralized by certain real property and a corporate aircraft.

J.           INCOME TAXES

The income tax provision differs from the amounts computed by applying the statutory federal income tax rate to income from continuing operations before taxes. The reasons for these differences are as follows:

	Year Ended December 31,
	2008	2007	2006

Book income before income taxes	$(4,714,000)	$88,730,000	$(14,279,400)
Equity income from non consolidated tax subsidiary	--	3,551,400	(88,600)
Add back losses from non consolidated tax subsidiaries	--	2,009,700	1,962,900
Prior year true-up and rate change	(171,400)	(265,100)	(3,470,000)
Increase (decrease) in valuation allowances	--	--	(17,201,700)
Crested prior year NOL and AMT credit	--	--	(12,353,300)
Reverse income from discontinued operations	(4,906,500)	--	-
Tax impact of change in asset classification	(549,300)	--	-
Permanent differences	1,105,800	(2,549,300)	1,625,600
Taxable income before temporary differences	$(9,235,400)	$91,476,700	$(43,804,500)

Expected federal income tax expense (benefit) 35%	$(3,232,400)	$32,016,800	$(15,331,600)

Federal deferred income tax expense (benefit)	$1,319,200	$14,777,600	$(15,096,600)
Federal current expense (benefit)	(4,551,600)	17,239,200	(235,000)
Total federal income tax expense (benefit)	$(3,232,400)	$32,016,800	$(15,331,600)
Current state income tax expense net of
federal tax benefit	(93,400)	350,000	--
Total provision (benefit)	$(3,325,800)	$32,366,800	$(15,331,600)

Current taxes receivable at December 31, 2008 is comprised of $5,896,400 of federal income taxes. The amount of current taxes receivable has been increased by a $201,900 benefit from the exercise of pre-FAS 123R nonqualified stock options and warrants which result in an increase to paid in capital and a $1,184,900 benefit related to the sale of discontinued operations.  At December 31, 2007, current taxes receivable was $902,900.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The tax impact of change in asset classification relates to the Company’s investment in shares of Sutter Gold Mining, Inc. that it owns at December 31, 2008.  When this asset was previously accounted for as a subsidiary, no deferred tax asset for the excess of tax basis over book basis was recognized.  As this investment is now being treated as a marketable security, subject to impairment, a deferred tax asset is recognized in the current period.

The components of deferred taxes as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
Current deferred tax assets:
Tax basis in excess of book	$550,300	$--
Non-deductible reserves and other	43,200	59,700
Total net current deferred tax assets/(liabilities)	$593,500	$59,700

Non-current deferred tax assets:
Deferred compensation	$650,800	$436,300
Accrued reclamation	50,400	38,500
Tax basis in excess of book	--	200,400
Total noncurrent deferred tax assets	701,200	675,200

Non-current deferred tax liabilities:
Book basis in excess of tax basis	(7,884,300)	(7,376,900)
Book basis in excess of tax basis - oil and gas	(1,750,300)	(227,100)
Accrued reclamation	(11,900)	--
Total deferred tax liabilities	(9,646,500)	(7,604,000)

Total net non-current deferred tax assets/(liabilities)	$(8,945,300)	$(6,928,800)

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No valuation allowance is provided at December 31, 2008 and December 31, 2007 as the Company believes that it is more likely than not that the deferred tax assets will be utilized in future years.

During the year ended December 31, 2008, net current deferred tax assets increased by $533,800 and net non-current deferred tax liabilities increased by $2,016,500.  The total change in net deferred tax liabilities was a decrease of $1,482,700, comprised of a deferred income tax expense of $1,319,200 and the recognition of other comprehensive income in the amount of $163,500 resulting from the reversal of the other comprehensive income impact of impaired marketable securities. The book basis in excess of tax basis in the schedule above relates primarily to the $7,287,300 difference created from the excess of the purchase price over the carrying value of the assets acquired in the purchase of the remaining minority interest of Crested Corp. in 2007.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrued interest or penalties at December 31, 2008 or December 31, 2007.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000.  The Company’s income tax liabilities are settled through fiscal 2000.

K.           SEGMENTS AND MAJOR CUSTOMERS

During the year ended December 31, 2008, the Company, for financial reporting purposes, operated in three business segments, the exploration for and sale of oil and gas, rental of multifamily housing units and mining.  The Company had only one purchaser of its oil and gas production which began in November 2008.  As of December 31, 2008, no one customer had a majority of the units under contract in the Company’s multifamily housing project in Gillette, Wyoming.

During the years ended December 31, 2007 and 2006, the Company was involved in one reportable business segment, commercial activities which include operations managed by third parties and the sale of real estate lots at the Company’s commercial real estate property in southern Utah which has been sold.  (See Note E)  The Company also received management fees for mineral properties which were not consolidated business segments in prior years but are broken out separately in the attached table for comparison.  In addition the Company owned a gold mining property which was on standby and maintenance in prior years.  This property was not material enough to be considered a financial reporting segment.  The property was sold in 2008 and the operations related to it are reported as discontinued operations and are therefore not reflected in the table below:

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

	For the year ended December 31,
	2008	2007	2006
Revenues:
Real estate	$1,633,400	$934,500	$170,200
Oil & gas	571,000	--	--
Mineral properties, management
fees & other	82,600	239,600	710,000
Total revenues:	2,287,000	1,174,100	880,200

Operating expenses:
Real estate	1,165,200	379,900	271,900
Oil & gas	444,200	--	--
Mineral properties	1,106,100	1,092,700	2,752,700
Total operating expenses:	2,715,500	1,472,600	3,024,600

Interest expense
Real estate	416,800	--	--
Oil & gas	--	--	--
Mineral properties	--	--	--
Total interest expense:	416,800	--	--

(Loss) income before investment and
property transactions:
Real estate	51,400	554,600	(101,700)
Oil & gas	126,800	--	--
Mineral properties	(1,023,500)	(853,100)	(2,042,700)
Loss before investment
and property transactions:	(845,300)	(298,500)	(2,144,400)

Corporate other revenues and expenses:	(8,775,100)	91,032,100	(10,316,400)

(Loss) income before discontinued
operations and income taxes	$(9,620,400)	$90,733,600	$(12,460,800)

Depreciation expense:
Real estate	$516,600	$40,400	$40,500
Oil & gas	382,000	--	--
Mineral properties, management
fees & other	49,500	35,900	30,400
Corporate	477,700	361,200	382,600
Total depreciation expense	$1,425,800	$437,500	$453,500

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

	As of
	December 31,
	2008	2007
Assets by segment
Real estate	$30,979,800	$18,330,200
Oil & gas	8,522,800	2,910,200
Mineral properties	24,926,800	23,900,400
Corporate assets	78,201,500	86,263,600
Total assets	$142,630,900	$131,404,400

L.           SHAREHOLDERS’ EQUITY

During 2008, the Company issued 658,576 shares of common stock.  Issued shares consist of 126,878 shares issued for the 2008 ESOP contribution, 85,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, and 446,698 shares issued from warrants that were exercised.

During 2008, the Company also cancelled a total of 2,315,940 shares of its common stock. The cancelled shares consist of 2,160,129 shares purchased pursuant to a stock buyback plan (discussed below) and the cancellation of 155,811 shares which had been held as unallocated contributions to the Company’s ESOP as a result of a loan the Company had made to the ESOP.  The Company accepted the 155,811 shares of its common stock as full payment of the debt and cancelled the shares.

Stock Buyback Plan

On September 19, 2008, the Board of Directors amended the previously approved stock buyback plan of $5.0 million by increasing the total value of shares to be repurchased to $8.0 million.  The buyback program is being administered exclusively through a brokerage firm.  During the year ended December 31, 2008, the Company purchased 2,160,129 shares of common stock for a total of $5,554,100 or an average cost per share of $2.57.  From the commencement of the stock buyback plan through December 31, 2008, the Company has purchased 2,388,129 shares for $6,601,800 or an average price of $2.76 per share.

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

During the years ended December 31, 2008, 2007 and 2006 the following activity occurred under the 1998 ISOP:

	Year ended December 31,
	2008	2007		2006
Grants
Qualified	--	--		--
Non-Qualified	--	--		--
	--	--		--

Price of Grants
High	--	--		--
Low	--	--		--

Exercised	--
Qualified	--	141,687		83,529
Non-Qualified	--	481,566		20,109
	--	623,253		103,638
Total Cash Received	$--	$546,400	(1)	$--	(2)

Forfeitures/Cancellations
Qualified	77,782	--		--
Non-Qualified	27,617	--		--
	105,399	--		--

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

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

During the years ended December 31, 2008, 2007 and 2006 the following activity occurred under the 2001 ISOP:

	Year ended December 31,
	2008	2007		2006
Grants
Qualified	248,817	1,310,400		25,000
Non-Qualified	313,683	247,600		--
	562,500	1,558,000		25,000

Price of Grants
High	$2.52	$4.97		$4.09
Low	$2.52	$4.97		$4.09

Exercised
Qualified	--	342,220		169,393
Non-Qualified	--	454,051		79,865
	--	796,271		249,258
Total Cash Received	$--	$1,424,100	(1)	$198,100	(2)

Forfeitures/Cancellations
Qualified	77,221	197,029		--
Non-Qualified	482,709	49,400		--
	559,930	246,429		--

(1) In addition to the cash exercise of options there were 145,729 shares valued at $792,600 exchanged for exercises of 328,047 options.

(2) In addition to the cash exercise of options there were 132,874 shares valued at $687,200 exchanged for exercises of 177,952 options.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

A summary of the Employee Stock Option Plans activity in all plans for the year ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning
of the period	3,819,927	$3.75	3,927,880	$2.92	4,255,776	$2.88
Granted	562,500	$2.52	1,558,000	$4.97	25,000	$4.09
Forfeited	(5,333)	$4.97	(246,429)	$4.89	--	--
Expired	(659,996)	$3.37	--	--	--	--
Exercised	--	$--	(1,419,524)	$2.57	(352,896)	$2.51
Outstanding at period end	3,717,098	$3.63	3,819,927	$3.75	3,927,880	$2.92
Exercisable at period end	2,131,269	$3.29	2,486,927	$3.10	3,902,880	$2.91

Weighted average fair
value of options
granted during
the period		$1.41		$3.28		$3.38

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

Option related compensation expense is recognized over the vesting period of the options and is calculated using the Black Scholes option pricing model.  The Company initially assumed no forfeitures, but has subsequently reduced the cumulative expense based on historical forfeiture.

No option related compensation expense was recognized for options which vested prior to the adoption of FAS 123R.  Prior to the adoption of FAS 123R, the Company accounted for option compensation pursuant to APB Opinion No. 25.  The following table sets forth the option compensation related expense for the years ended December 31, 2007 through the vesting period of the employee options outstanding at December 31, 2008:

			Option Realted Compensation Expense for the Year Ended December 31,
Year Ended December 31,	Options Granted	Total Expense	2007	2008	2009	2010	Thereafter
2006	25,000	12,100	15,300	(3,200)	--	--	--
2007	1,558,000	4,354,700	592,100	1,081,300	1,166,700	756,800	757,800
2008	562,500	791,000	--	72,800	263,100	263,700	191,400
	2,145,500	5,157,800	607,400	1,150,900	1,429,800	1,020,500	949,200

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2008:

Grant Price Range	Options Outstanding at December 31, 2008	Weighted average remaining contractual life in years	Weighted average exercise price	Options exercisable at December 31, 2008	Weighted average exercise price

$2.25	177,668	2.93	$2.25	177,668	$2.25
$2.26 - $2.40	434,215	2.03	$2.40	434,215	$2.40
$2.41 - $2.46	466,019	5.50	$2.46	466,019	$2.46
$2.47 - $2.52	562,500	9.72	$2.52	--	$--
$2.53 - $3.86	373,768	6.78	$3.86	373,768	$3.86
$3.87 - $3.90	377,928	2.93	$3.90	377,928	$3.90
$3.91 - $4.97	1,325,000	8.57	$4.97	301,671	$4.97

	3,717,098	6.57	$3.63	2,131,269	$3.29

The following table sets forth the number of options available for grant as well as the intrinsic value of the options outstanding and exercisable:

	2008	2007	2006
Available for future grant	1,924,524	1,927,094	1,166,905
Intrinsic value of option exercised	$--	$4,227,900	$994,300
Aggregate intrinsic value of options outstanding	$--	$2,852,700	$8,378,300
Aggregate intrinsic value of options exercisable	$--	$2,852,700	$8,354,300

Employee Stock Ownership Plan

The Board of Directors of the Company adopted the U.S. Energy Corp. 1989 Employee Stock Ownership Plan ("ESOP") in 1989, for the benefit of all the Company’s employees.  Employees become eligible to participate in the ESOP after one year of service which must consist of at least 1,000 hours worked.  After the employee becomes a participant in the plan, he or she must have a minimum of 1,000 hours of service in each plan year to be considered for allocations of funding from the Company.  Employees become 20% vested after three years of service and increase their vesting by 20% each year thereafter until such time as they are fully vested after eight years of service.

An employee’s total compensation paid, which is subject to federal income tax, up to an annual limit of $230,000, $225,000 and $220,000 for the years ended December 31, 2008, 2007 and 2006, respectively, is the basis for computing how much of the total annual funding is contributed into his or her personal account.  An employee’s compensation divided by the total compensation paid to all plan participants is the percentage that each participant receives on an annual basis.  The Company funds 10% of all eligible compensation annually in the form of common stock and may fund up to an additional 15% to the plan in common stock.  As of December 31, 2008, all shares of the Company’s stock that have been contributed to the ESOP have been allocated.  The estimated fair value of shares that are not vested is approximately $82,000.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

During the year ended December 31, 2008, the Board of Directors of the Company approved a contribution of 126,878 shares to the ESOP at the price of $1.64 for a total expense of $208,100.  This compares to contributions to the ESOP during the year ended December 31, 2007 and 2006 of 84,995 and 70,756 shares to the ESOP at prices of $4.25 and $4.98 per share, respectively.  The expense for the contributions during the years ended December 31, 2007 and 2006 were $361,300 and $352,300, respectively.

During prior years, the Company loaned the ESOP $1,014,300 to purchase 125,000 shares from the Company and 38,550 shares on the open market.  The Company paid the ESOP 2,350 shares as dividends on the shares the ESOP had purchased.  During the year ended May 31, 1996, 10,089 of these shares were used to fund the Company's annual funding commitment and reduce the loan to the Company by $87,300.  During a previous year, the loans were also adjusted by $436,500 to reflect their value at the time.  During 2008, the Company accepted, and the ESOP returned, the remaining 155,811 shares that were being held as collateral as full satisfaction of the debt.  The shares were cancelled by the Company.

Warrants to Others

As of December 31, 2008, there were 1,036,387 warrants outstanding to purchase shares of the Company's common stock.  Of the total outstanding warrants, 886,387 were exercisable.  The Company values these warrants using the Black-Scholes option pricing model and expenses that value over various terms based on the nature of the award.  Activity for the periods ended December 31, 2008, 2007 and 2006 for warrants is presented in the following table:

	Year ended December 31,
	2008		2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning
of the period	1,445,585	$3.58	1,821,323	$3.57	1,672,326	$3.44
Granted	170,000	$2.59	31,215	$3.28	425,012	$4.39
Forfeited	--	$--	--	$--	--	$--
Expired	(132,500)	$3.98	(47,355)	$3.72	(50,000)	$3.63
Exercised	(446,698)	$3.42	(359,598)	$3.47	(226,015)	$3.84
Outstanding at period end	1,036,387	$3.43	1,445,585	$3.58	1,821,323	$3.61
Exercisable at period end	886,387	$3.58	1,445,585	$3.58	1,821,323	$3.61

Weighted average fair
value of options
granted during
the period		$1.28		$2.20		$1.69

During the year ended December 31, 2008, the Company issued a total of 170,000 new warrants.  Of these, 40,000 warrants were issued to an outside consultant at an exercise price of $2.81 per share, 120,000 warrants were issued to outside directors at an exercise price of $2.52 per share and 10,000 warrants were issued to an advisory board member at an exercise price of $2.52 per share. The warrants granted to the independent and advisory board members vest over a three year period and expire on September 21, 2018.  The warrants granted to the consultant vest at the rate of 10,000 warrants per quarter, beginning from date of grant, May 21, 2008, and expire three years from date of vesting.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

The following table summarizes information about non employee warrants outstanding and exercisable at December 31, 2008:

Grant Price Range	Warrants Outstanding at December 31, 2008	Weighted average remaining contractual life in years	Weighted average exercise price	Warrants exercisable at December 31, 2008	Weighted average exercise price

2.25	10,000	2.93	$2.25	10,000	$2.25
$2.26 - $2.40	10,000	2.03	$2.40	10,000	$2.40
$2.41 - $2.46	100,000	5.49	$2.46	100,000	$2.46
$2.47 - $2.52	130,000	9.72	$2.52	--	$--
$2.53 - $2.77	192,455	1.33	$2.77	192,455	$2.77
$2.78 - $2.81	40,000	3.03	$2.81	20,000	$2.81
$2.82 - $3.15	232,143	0.65	$3.15	232,143	$3.15
$3.16 - $3.81	50,000	0.58	$3.81	50,000	$3.81
$3.82 - $3.86	150,000	4.26	$3.86	150,000	$3.86
$3.87 - $3.90	20,000	2.93	$3.90	20,000	$3.90
$3.91 - $7.02	101,789	0.43	$7.02	101,789	$7.02

	1,036,387	3.05	$3.43	886,387	$3.58

These warrants are held by persons or entities other than employees and officers of the Company.

The Company has computed the fair values of its warrants granted to outside consultants and outside directors using the Black Scholes pricing model and the following weighted average assumptions:

	Year Ended
	December 31,
	2008	2007	2006
Risk-free interest rate	2.41% - 3.23%	4.38%	4.82%
Expected lives (years)	1.78 - 6.0	0.29 - 2.79	1.17 - 4.82
Expected volatility	46.05% - 56.51%	48.12%	50.79%
Expected dividend yield	--	--	--

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

M.           COMMITMENTS, CONTINGENCIES AND OTHER

Legal Proceedings

Water Rights Litigation –Mount Emmons Molybdenum Property

Prior to the transfer of the Mount Emmons molybdenum property PD and Mount Emmons Mining Company (“MEMCO”) to the Company on February 28, 2006, MEMCO filed a number of Statements of Opposition in the Water Court, Water Division No. 4, State of Colorado to protect its existing water rights against applications filed by other parties seeking to appropriate or change water rights or perfect conditional water rights.  Subsequent to transfer of the mine property, Motions for Substitution of Parties (from MEMCO to the Company) were filed and approved by the Water Court.  In addition, the Company filed a diligence application to preserve the conditional water rights associated with Mount Emmons.  These cases are as follows:

1.
Concerning the Application of the United States of America in the Gunnison River, Gunnison County, Case No. 99CW267.  This case involves an application filed by the United States of America to appropriate 0.033 cubic feet per second of water for wildlife use and for incidental irrigation of riparian vegetation at the Mount Emmons Iron Bog Spring, located in the vicinity of Mount Emmons.  MEMCO filed a Statement of Opposition to protect proposed mining operations against any adverse impacts by the water requirements of the Iron Bog on such operations.  This case is pending while the parties attempt to reach a settlement on the proposed decree terms and conditions.

2.
Concerning the Application for Water Rights of the United States of America for Quantification of Reserved Right for Black Canyon of Gunnison National Park, Case No. 01CW05.  This case involves an application filed by the United States of America to make absolute conditional water rights claimed in the Gunnison River in relation to the Black Canyon of the Gunnison National Park for, and to quantify in-stream flows for the protection and reproduction of fish and to preserve the recreational, scenic and aesthetic conditions.  MEMCO and over 350 other parties filed Statements of Opposition to protect their existing water rights.  The Company and most other Opposers have taken the position that the flows claimed by the United States should be subordinated to the historical operations of the federally owned and operated Aspinall Unit, and are subject to the provisions contained in the Aspinall Unit Subordination Agreement between the federal government and water districts which protect junior water users in the Upper Gunnison River Basin.  This case is pending while the parties negotiate terms and conditions for incorporation into Stipulations among the parties and into Proposed Decree for presentation to the Water Court for approval.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

3.
Concerning the Application of U.S. Energy, Case No. 2008CW81.  On July 25, 2008, the Company filed an Application for Finding of Reasonable Diligence with the Water Court concerning the conditional water rights associated with Mount Emmons.  The conditional water decree (“Decree”) requires the Company to file its proposed plan of operations and associated permits (“Plan”) with the Forest Service and BLM within six years of entry of the 2002 Decree, or within six years of the final determination in the Applicant’s pending patent application, whichever occurs later.  Although the BLM issued the mineral patents on April 2, 2004, the patents remained subject to a challenge by High Country Citizens’ Alliance, the Town of Crested Butte, and the Board of County Commissioners of Gunnison County (collectively “Protestors”).  The Company vigorously defended this legal action through the Federal District Court for the District of Colorado and the Tenth Circuit Court of Appeals.  On April 30, 2007, the United States Supreme Court made a final determination upholding BLM’s issuance of the mineral patents through denial of certiorari.  The Company believes that the deadline for filing the Plan specified by the Decree is April 30, 2013 (six years from the final determination of issuance of the mineral patents by the United States Supreme Court).  The Forest Service has indicated that the deadline should be April 2, 2010 (six years from the issuance of the mineral patents by BLM).  The United States, on behalf of the Forest Service and BLM, filed a Statement of Opposition on this specific issue only.  Statements of Opposition were also filed by six other parties including the City of Gunnison, the State of Colorado, and High Country Citizens’ Alliance in September for various reasons, including requesting the Company be put on strict proof as to demonstrating evidence of reasonable diligence in developing the conditional water rights.  Although, the Company and TCM will be prepared to file a Plan by the April 2, 2010 proposed deadline, the Company and TCM will pursue a ruling from the Water Court that the deadline specified in the Decree requires the filing of the Plan by the April 30, 2013.

Ordinance Related to the Crested Butte Watershed

On May 19, 2008, the Town Council adopted a revised Watershed Ordinance.  The Company and TCM intend to work with the Town of Crested Butte concerning activities at Mount Emmons consistent with lawful and applicable rules, regulations, and statutes.  It is possible that unexpected delays, and/or increased costs, may be encountered in developing a new mine plan for Mount Emmons as a result of the revised Watershed Ordinance.

Appeal of Approval of Notice of Intent to Conduct Prospecting for the Mount Emmons Molybdenum Property

On March 8, 2008, High Country Citizens’ Alliance (“HCCA”) filed a request for hearing before the Colorado Land Reclamation Board (“Board”) of the approval of a Notice of Intent to Conduct Prospecting Notice for the Mount Emmons molybdenum property (“NOI”), which was approved by the Division of Reclamation, Mining and Safety of the Colorado Department of Natural Resources (“DRMS”) on January 3, 2008.  The NOI as approved provided for continued exploration of the molybdenum deposit to update, improve and verify, in accordance with current industry standards and legal requirements, mineralization data that was collected by Amax in the late 1970’s.

On March 28, 2008, the Company and the Colorado Attorney General’s Office filed independent Motions to Dismiss alleging among other matters that: (i) HCCA had no standing to appeal the NOI; (ii) the NOI is not an appealable decision under Colorado law; (iii) HCCA’s appeal is not timely; and (iv) the appeal is based on information obtained in violation of Colorado law.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

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

Water Treatment Facility – Permit Renewal Protest

The Company received a NPDES Permit renewal for Mount Emmons from the Colorado Department of Public Health and Environment – Water Quality Division (“Water Quality Division”) effective September 1, 2008.  The NPDES Permit is for a five (5) year period (2008 - 2013).  On August 28, 2008, the Town of Crested Butte, Board of County Commissioners for the County of Gunnison and High Country Citizens’ Alliance (“Petitioners”) filed a Request for Adjudicatory Hearing before the Water Quality Division to challenge the NPDES Permit.   The Petitioners seek revisions to the Permit that would require the Company to maintain a prepaid operating contract and provide additional financial security for long term operation of the plant.  During the permit approval process, the Division rejected similar permit revisions proposed by the Petitioners as not being required or authorized by Colorado law.   The hearing will be held in early 2009 before an Administrative Law Judge in the Office of Administrative Courts (“OAC”). The Company will participate in the hearing as an interested party.  The Company expects to work cooperatively with the Water Quality Division in defending the NPDES Permit.

Asset Retirement Obligations

Reclamation liabilities at December 31, 2008 were those related to the Mount Emmons molybdenum property and one oil and gas well drilled with PetroQuest Energy, Inc. (“PQ”).

Mount Emmons

The Mount Emmons molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource will occur on the fee property, associated ancillary activities will occur on USFS land.  The Company and TCM expects to submit a Plan of Operations to the USFS in 2010 for the USFS approval, which approval is required before initial construction and mining and processing may occur.  Under the procedures mandated by National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and social economic impacts of the proposed development and mining of the Mount Emmons molybdenum property.  The NEPA process provides for public review and comment of the proposed plan.

Obtaining and maintaining the various permits for the mining operations at Mount Emmons will be complex, time-consuming, and expensive.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company and TCM’s control, or changes in agency policy and Federal and State law, could further affect the successful permitting of the mine operations.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Although the Company is confident that the Plan of Operations for Mount Emmons will ultimately be approved by the USFS, the timing and cost, and ultimate success of the mining operation cannot be predicted.  The reclamation liability at December 31, 2008 for Mount Emmons was $118,900.

Oil and Gas Well with PetroQuest

During 2008, the Company drilled its first successful well with PQ. (See Note E)  The Company will be responsible for its portion of reclamation costs once the well is no longer economic and needs to be plugged and abandoned.  At December 31, 2008, the Company’s liability for this well was $25,200.  The well is projected to be reclaimed some time in 2013.  In the event that the reclamation cost changes the reclamation cost will be adjusted.

The following table represents the Company’s reclamation liability as of December 31, 2008 and 2007:

	For the years ending December 31,
	2008	2007
Beginning asset retirement obligation	$133,400	$124,400

Accretion of estimated ARO	9,400	9,000

Liabilities incurred	24,600	--

Liabilities settled	(23,300)	--

Ending asset retirement obligation	$144,100	$133,400

	December 31, 2008	December 31, 2007
Asset Retirement Obligation - Mount Emmons	$118,900	$110,200

Asset Retirement Obligation - Oil and Gas Well	25,200	--

Asset Retirement Obligation - Sutter Gold	--	23,200
	$144,100	$133,400

During the year ended December 31, 2007, the Company sold all of its uranium properties in Wyoming, Utah, Colorado and Arizona to Uranium One (See Note E).  All the prior reclamation obligations associated with these properties were assumed by Uranium One.  During the year ended December 31, 2008, the Company sold its controlling interest in SGMI and the acquirer of the majority ownership position of the Company assumed the reclamation liabilities on the SGMI properties.  (See Note E)

401(K) Plan

The Board of Directors of the Company adopted the U.S. Energy Corp. 401(K) Plan ("401(K)") in 2004.  The Company matches 50% of an employee’s salary deferrals up to a maximum contribution per employee of $4,000 annually.  The Company expensed $51,100, $59,900 and $62,300 for the years ended December 31, 2008, 2007 and 2006, respectively related to these contributions.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Executive Officer Compensation

In December 2001, the Board of Directors adopted (and the shareholders approved) the 2001 Stock Award Plan to compensate its executive officers.  The Stock Award Plan was amended on June 22, 2007 by a vote of the shareholders.  Under the Plan, 20,000 shares may be issued annually to each officer during his employment.  During the years ended December 31, 2008, 2007 and 2006, the Company collectively issued 85,000, 62,500 and 57,500 shares of stock to these officers, respectively.  While in the Company’s employ, the officers have agreed not to sell, pledge or otherwise dispose of or encumber the shares granted under the 2001 Stock Award Plan.  In consideration of this agreement the Company has agreed to pay all taxes due on the shares granted to the officers.

The Company is committed to pay the surviving spouse or dependent children of the former Chairman and Founder, who passed away on September 4, 2006, one years’ full salary and 50% of that amount annually for an additional four years thereafter.  During the years ended December 31, 2008 and 2007, the Company paid $85,000 and $116,000, respectively under this plan.  The Company will continue to pay $85,000, or the pro-rata amount on an annual basis, until September 5, 2011. The Board of Directors also approved payment of 50% of the then existing wages to the Company’s former General Counsel for a period of five years.  The Company will pay $85,000 annually under this agreement beginning at date of retirement, January 12, 2007, to January 12, 2012.  Neither of these two retirement benefits to former officers are funded.

On October 20, 2005, the Board of Directors of the Company adopted an Executive Retirement Policy for the then Chairman/CEO President/COO, CFO/Treasurer/V.P. Finance and Senior Vice President.  Under the terms of the Retirement Plan, the retired executive will receive payments equaling 50% of the greater of (i) the amount of compensation the Executive Officer received as base cash pay on his/her final regular pay check or (ii) the average annual pay rate, less all bonuses, he/she received over the last five years of his/her employment with Company.  To be eligible for this benefit, the executive officer must serve in one of the designated executive offices for 15 years, reach the age of 60 and be an employee of the Company on December 31, 2010.  The compensation expense for the year ended December 31, 2008, 2007 and 2006 was $107,900, $564,600 and $419,400, respectively.  The total accrued liability at December 31, 2008, 2007 and 2006 for executive retirement was $879,100, $927,000 and $462,700, respectively.  During 2007, the Board of Directors voted unanimously to fund the retirement benefit for the then currently employed officers who qualified under the plan.  The funding is held in a separate trust account that is managed by an independent trustee and is subject only to the claims of creditors in the event of insolvency of the Company.  At December 31, 2008, the Company had funded the executive retirement account with the amount calculated by a third party actuary, of $368,300.  Additional amounts will be deposited annually until each executive’s 60th birthday.  At December 31, 2008, there were three officers who were included in the Retirement Plan.

The Company has also established a mandatory retirement age of 70 unless the board specifically requests the services of an employee or officer beyond that age.  Certain officers and one employee have agreements for payment of severance in the event of a change of control of the Company.

The employees of the Company are not given raises on a regular basis.  Historically, in consideration of this and in appreciation of the work they perform, bonuses are paid to the employees, officers and directors at the conclusion of major transactions.  The recommendation for bonuses are made by the Chairman and ratified, first by the Compensation Committee and second by the full Board prior to being paid.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Operating Leases

The Company is the lessor of portions of the office buildings and building improvements that it owns.  The Company occupies the majority of its main office building.  The leases are accounted for as operating leases and expire at various periods through May 2011, and provide for minimum monthly receipts of $11,200 through December 2009.

The total costs of the office buildings and building improvements totaled $4,756,100 and $5,182,400 as of December 31, 2008 and 2007, respectively and accumulated depreciation amounted to $2,529,400 and $2,612,700 as of December 31, 2008 and 2007, respectively.  Rental income under the agreements was $102,300, $136,000 and $187,300 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum receipts for non-cancelable operating leases are as follows:

Years Ending
December 31,	Amount
2009	$134,400
2010	99,900

N.           DISCONTINUED OPERATIONS

On August 22, 2008, the Company sold its controlling interest in SGMI.  As a result of the sale the revenues and expenditures of SGMI for the years ended December 31, 2008 are presented in the December 31, 2008 Statement of Operations as Discontinued Operations.  The revenues and expenses associated with SGMI during the years ended December 31, 2007 and 2006 have also been reclassified to Discontinued Operations in the Statements of Operations presented in this report.  The following table represents the gain (loss) from discontinued operations as well as the gain from the sale of the discontinued operations during the year ended December 31, 2008.

Discontinued Operations

	Year ending December 31,
	2008	2007	2006
Gain on sale of discontinued segment
Gain	$4,222,700	$--	$--
Taxes paid	1,184,900	--	--
	$5,407,600	$--	$--

Gain (loss) from dicontinued operations
Sutter Gold Mining
Revenues	$27,600	$41,700 (1)	$47,500 (2)
Expenditures	(466,200)	(2,247,500)	(1,992,600)
Other	(62,500)	202,000	126,500
	$(501,100)	$(2,003,800)	$(1,818,600)

Total gain (loss) from dicontinued operations	$4,906,500	$(2,003,800)	$(1,818,600)

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

(1)  The Company’s Statement of Operations contained in this report for the year ended December 31, 2007 is $3,600 less as a result of the recognition of intercompany management fees which were previously eliminated.

(2)   The Company’s Statement of Operations contained in this report for the year ended December 31, 2006 is $66,800 more as a result of the recognition of intercompany management fees which were previously eliminated.

O.           SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

U.S. ENERGY CORP.
SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Operating revenues	$1,240,400	$568,700	$328,400	$149,500

Operating loss	$(1,605,200)	$(2,648,100)	$(2,499,400)	$(2,768,200)

Loss from continuing operations	$(2,608,500)	$(2,457,900)	$(2,320,400)	$(2,233,600)

Benefit from income taxes	$886,000	$1,062,000	$704,100	$673,700

Discontinued operations, net of tax	$--	$5,196,800	$(133,600)	$(156,700)

Net (loss) income	$(1,722,500)	$3,800,900	$(1,749,900)	$(1,716,600)

Income (loss) per share, basic
Continuing operations	$(0.08)	$(0.06)	$(0.07)	$(0.06)
Discontinued operations	--	0.22	--	(0.01)
	$(0.08)	$0.16	$(0.07)	$(0.07)

Basic weighted average shares outstanding	22,195,694	23,505,340	23,615,657	23,749,056

Income (loss) per share, diluted
Continuing operations	$(0.08)	$(0.06)	$(0.07)	$(0.06)
Discontinued operations	--	0.22	--	(0.01)
	$(0.08)	$0.16	$(0.07)	$(0.07)

Diluted weighted average shares outstanding	22,195,694	23,505,340	23,615,657	23,749,056

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Operating revenues	$245,800	$606,800	$253,100	$72,000

Operating loss	$(2,863,200)	$(2,381,700)	$(8,867,300)	$(2,596,200)

Loss from continuing operations	$(1,634,900)	$(3,271,600)	$95,303,000	$(1,666,500)

(Provision for) benefit from income taxes	$771,000	$2,521,500	$(36,007,600)	$348,300

Discontinued operations, net of tax	$--	$--	$--	$--

Net loss	$(863,900)	$(750,100)	$59,295,400	$(1,318,200)

Loss per share, basic
Continuing operations	$(0.04)	$(0.04)	$2.95	$(0.07)
Discontinued operations	--	--	--	--
	$(0.04)	$(0.04)	$2.95	$(0.07)

Basic weighted average shares outstanding	21,791,468	20,558,882	20,087,999	19,413,931

Loss per share, diluted
Continuing operations	$(0.04)	$(0.04)	$2.65	$(0.07)
Discontinued operations	--	--	--	--
	$(0.04)	$(0.04)	$2.65	$(0.07)

Diluted weighted average shares outstanding	21,791,468	20,558,882	22,378,861	19,413,931

P.           SUBSEQUENT EVENTS

Stock Buyback Plan

As of March 9, 2009, the Company purchased an additional 433,800 shares of its common stock pursuant to the stock buyback plan (See Note L) at an average purchase price of $1.91 per share.   The total number of shares purchased from inception through March 9, 2009 is 2,821,929 for $7,431,800 or an average cost per share of $2.63.  The dollar amount remaining under the buyback plan is $568,200.

U.S. ENERGY CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006
(continued)

Mount Emmons

On January 2, 2009, TCM paid the Company the contractual $1.0 million payment due under the August 19, 2008 Exploration, Development and Mine Operating Agreement between the Company and TCM on the Mount Emmons property.

On January 6, 2009 the Company paid $875,000 as its portion of the amount due for the purchase of certain property.  TCM made the same payment under the terms of the purchase agreement.

Remington Village Multifamily Project

On January 16, 2009, the Company paid $16,831,500 to Zions National Bank to retire the August 2007 construction loan for the multifamily housing project in Gillette, Wyoming.

Ridgeland Wyoming Oil Well

During January and February of 2009, the Company drilled its first well with Ridgeland in north eastern Wyoming.  The drilling resulted in a dry hole at an approximate cost of $338,800 to the Company.  Drilling and abandoning costs have not been finalized.  The Company is evaluating whether it will participate in any additional wells on this prospect.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Certifying Accountant

(a)
The Company’s audit committee’s charter mandates a review of the Company’s relationship with its independent accounting firm every five years.  Moss Adams, LLP (“MA” including its predecessor firm) served as the Company’s independent audit firm for five years.  In the course of its review, the audit committee determined that USE should change to a firm with particular expertise in the minerals sector.  On November 10, 2008, the full board of directors of USE dismissed MA as the Company’s independent accounting firm, and as of that same date, appointed Hein & Associates LLP (“HA”) as the independent accounting firm.

MA’s reports on USE’s financial statements for the years ended December 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years (ended December 31, 2007) and through November 10, 2008, there were no disagreements with MA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of MA, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

During the two most recent fiscal years (ended December 31, 2007) and through November 10, 2008, neither USE nor anyone acting on its behalf engaged HA either as the principal accountant for our financial statements, or as an independent accountant to audit a significant subsidiary.

In addition, during the two fiscal years ended December 31, 2007, and the subsequent interim periods, through November 10, 2008, neither USE nor anyone acting on its behalf consulted HA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or orally advised was provided that HA concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as described above and defined in the SEC’s instructions as set forth in Form 8-K), or a reportable event as described in paragraph 304(a)1)(v) of Form 8-K.

We requested that HA review the above disclosure as it relates to them before it was filed with the Commission and have provided HA the opportunity to furnish us with a letter to the Commission containing any new information, clarification of our expression of our views or the respects in which it does not agree with the statements made by us.  HA agreed with the statements as it related to them.

ITEM 9A.  CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2008, has been audited by Hein & Associates LLP, the independent registered public accounting firm who also audited our consolidated financial statements.  Hein & Associates LLP’s report on our internal control over financial reporting appears on page 113 of this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
U.S. Energy Corp.

We have audited U.S. Energy Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  U.S. Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, U.S. Energy Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

HEIN & ASSOCIATES LLP

Denver, Colorado
March 13, 2009

ITEM 9B. OTHER INFORMATION

None

PART III

In the event a definitive proxy statement containing the information being incorporated by reference into this Part III is not filed within 120 days of December 31, 2008, we will file such information under cover of a Form 10-K/A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to directors and certain executive officers is incorporated herein by reference to our Proxy Statement for the Meeting of Shareholders to be held in June 2009, under the captions Proposal 1: Election of Directors, Filing of Reports Under Section 16(a), and Business Experience and Other Directorships of Directors and Nominees.

The Company has adopted a Code of Ethics.  A copy of the Code of Ethics will be provided to any person without charge upon written request addressed to Steven R. Youngbauer, Secretary, 877 North 8th West, Riverton, Wyoming 82501.

Information Concerning Executive Officers Who Are Not Directors

Steven R. Youngbauer is not a director of USE.  Mr. Youngbauer (age 59) has been General Counsel and Corporate Secretary for USE since January 23, 2007.  He serves at the will of the board of directors.  There are no understandings between Mr. Youngbauer and any other person pursuant to which he was named an officer or General Counsel.  He has no family relationships with any of the other executive officer or directors of USE. During the past five years, Mr. Youngbauer has not been involved in any Reg. S-K Item 401(f) proceeding.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2009, under the captions “Executive Compensation and Director's Fees” and “Other Compensation”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS
AND MANAGEMENT AND RELATED MATTERS

The information required by Item 12 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2009, under the caption "Principal Holders of Voting Securities."

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2009, under the caption “Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2009, under the caption “Principal Accountant Fees and Services”.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K

(a) Financial Statements and Exhibits

(1) The following financial statements are filed as a part of the Report in Item 8:
Page
No.

Financial Statements U.S. Energy Corp.	59

Report of Independent Registered Public Accounting Hein & Associates LLP	60

Report of (Former) Independent Registered Public Accounting Firm Moss Adams LLP	61

Balance Sheets - December 31, 2008 and December 31, 2007	62

Statement of Operations for the Years Ended December 31, 2008, 2007 and 2006	64

Statements of Shareholders' Equity for the Years Ended December 31, 2008, 2007 and 2006	66

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	69

Notes to Financial Statements	72

(2) All other schedules have been omitted because the required information in inapplicable or is shown in the notes to financial statements.

(3) Exhibits Required to be Filed

Exhibit No.	Title of Exhibit	Sequential Page No.

3.1	Restated Articles of Incorporation	[2]

3.1(a)	Articles of Amendment to Restated Articles of Incorporation	[4]

3.1(b)	Articles of Amendment (Second) to Restated Articles of Incorporation (establishing Series A Convertible Preferred Stock)	[9]

3.1(c)	Articles of Amendment (Third) to Restated Articles of Incorporation (increasing number of authorized shares)	[14]

3.1(d)	Articles of Amendment to Restated Articles of Incorporation (establishing Series P Preferred Stock)	[5]

3.1(e)	Articles of Amendment to Restated Articles of Incorporation (providing that directors may be removed by the shareholders only for cause)	[3]

3.2	Bylaws, as amended through October 14, 2005	[6]

4.1	Amendment to 1998 Incentive Stock Option Plan	[11]

4.2	2001 Incentive Stock Option Plan (amended in 2003)	[7]

4.3	2008 Stock Option Plan for Independent Directors	*
4.4 – 4.0	Intentionally omitted
4.11
Rights Agreement dated as of September 19, 2001, amended as of September 30, 2005, between U.S. Energy Corp. and Computershare Trust Company, Inc. as Rights Agent. The Articles of Amendment to the Restated Articles of Incorporation creating the Series P Preferred Stock are included  as an exhibit to the Rights Agreement, as well as the form of Right Certificate  and Summary of Rights
[12]

4.12-4.20	[intentionally left blank]

4.21	2001 Officers' Stock Compensation Plan	[18]

4.22-4.30	[intentionally left blank]

10.1	Exploration, Development and Mine Operating Agreement with Thompson Creek Metals (USA) – Redacted(1)	[8]

10.2	Form of Production Payment Royalty Agreement (an exhibit to the Asset Purchase Agreement with sxr Uranium One, Inc.)	[14]

14.0	Code of Ethics	[6]

16.0	Concurrence letter of former accountants	[15]

21.1	Subsidiaries of Registrant	[11]

23.0	Consent of Ryder Scott Company	*

31.1	Certification under Rule 13a-14(a) Keith G. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

32.1	Certification under Rule 13a-14(b) Keith G. Larsen	*

32.2	Certification under Rule 13a-14(b) Robert Scott Lorimer	*

* Filed herewith
(1)  This agreement was filed in redacted format and a request for confidential treatment was submitted to the Securities and Exchange Commission in 2008.  On February 13, 2009, the Commission granted the request.

By Reference

[1]	Intentionally left blank.

[2]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1990, filed September 14, 1990.

[3]	Incorporated by reference from exhibit 10.1 to the Registrant’s Form 10-Q, filed March 13, 2008.

[4]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, filed September 14, 1992.

[5]	Incorporated by reference from the Registrant’s Form S-3 registration statement (333-75864), filed December 21, 2001.

[6]	Incorporated by reference from exhibit 14 to the Registrant's Form 10-K, filed March 30, 2005.

[7]	Incorporated by reference from exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed April 15, 2005.

[8]	Incorporated by reference from the like-numbered exhibit to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008

[9]	Incorporated by reference from the like-numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended may 31, 1998, filed September 14, 1998.

[10]	Incorporated by reference from exhibit 2 to the Registrant’s Form 8-K, filed June 7, 2005.

[11]
Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended on May 31, 2001, filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002.

[12]	Incorporated by reference to exhibit number 4.1 to the Registrant's Form 8A/A, filed November 17, 2005.

[13]	Intentionally left blank.

[14]	Incorporated by reference from exhibit 6.1 to the Registrant's Form 8-K filed November 12, 2008.

[15]	Incorporated by reference from exhibit to the Registrant’s Form 8-K/A filed February 1, 2007.

[16]-[17]	Intentionally left blank.

[18]	Incorporated by reference from the like-numbered exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2002, filed September 13, 2002.

(b)
Reports on Form 8-K.  In the last quarter of 2008, the Registrant filed four Reports on Form 8-K:

October 14, 2008 - Signing of Lease Purchase and Drilling Agreement (Texas prospect)
November 6, 2008   - Announcement of suspension of application for Toronto Stock Exchange listing.
November 12, 2008 - Change in Certifying Accountant.
December 22, 2008 – Investment in Standard Steam Trust, LLC (geothermal)

(c)	See paragraph a(3) above for exhibits.
(d)	Financial statement schedules, see above. No other financial statements are required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: March 13, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director, Chairman and CEO

Date: March 13, 2009	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer, and Director

Date: March 13, 2009	By:	/s/ Mark J. Larsen
MARK J. LARSEN, President and Director

Date: March 13, 2009	By:	/s/ Allen S. Winters
ALLEN S. WINTERS, Director

Date: March 13, 2009	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: March 13, 2009	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: March 13, 2009	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director