Form 10-K/A
period 2008-12-31
US ENERGY CORP
filed 2009-04-02
CIK 101594

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐   NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐   NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

U.S. Energy Corp. files this amended report to replace the improper certifications inadvertently filed with the original report, with the proper certifications required by Rule 13a-14(a).  The proper certifications are filed herewith as Exhibits 31.1 and 31.2.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, REPORTS AND FORMS 8-K

Exhibit No.	Title of Exhibit

31.1	Certification under Rule 13a-14(a) Keith G. Larsen	*

31.2	Certification under Rule 13a-14(a) Robert Scott Lorimer	*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: April 2, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director, Chairman and CEO

Date: April 2, 2009	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer, and Director

Date: April 2, 2009	By:	/s/ Mark J. Larsen
MARK J. LARSEN, President and Director

Date: April 2, 2009	By:	/s/ Allen S. Winters
ALLEN S. WINTERS, Director

Date: April 2, 2009	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: April 2, 2009	By:	/s/ Michael T. Anderson
MICHAEL T. ANDERSON, Director

Date: April 2, 2009	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director