Form 10-Q
period 2009-03-31
US ENERGY CORP
filed 2009-05-08
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2009 or

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

YES  ☐                      NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 6, 2009
Common stock, $.01 par value	21,285,129

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4-5

	Condensed Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	6-7

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)	8-9

	Notes to Condensed Financial Statements (unaudited)	10-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Changes in Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Submission of Matters to a Vote of Shareholders	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits and Reports on Form 8-K	28

	Signatures	29

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
ASSETS
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,985	$8,434
Marketable securities
Held to maturity - treasuries	41,771	51,152
Available for sale securities	1,030	576
Accounts receivable
Trade	368	600
Reimbursable project costs	110	442
Income taxes	6,573	5,896
Restricted investments	--	4,929
Prepaid expenses and other current assets	676	738
Total current assets	53,513	72,767

INVESTMENT	3,364	3,455

PROPERTIES AND EQUIPMENT:
Oil & gas properties under full cost method, net	7,279	7,906
Undeveloped mining claims	22,952	23,950
Commercial real estate, net	23,861	23,998
Property, plant and equipment, net	9,557	9,639
Net properties and equipment	63,649	65,493

OTHER ASSETS	995	916
Total assets	$121,521	$142,631

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Amounts in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$925	$898
Accrued compensation	781	682
Short term construction debt	--	16,813
Current portion of long-term debt	200	875
Other current liabilities	254	715
Total current liabilities	2,160	19,983

LONG-TERM DEBT, net of current portion	800	1,000

DEFERRED TAX LIABILITY	8,510	8,945

ASSET RETIREMENT OBLIGATIONS	147	144

OTHER ACCRUED LIABILITIES	726	726

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 21,425,829 and 21,935,129
shares issued, respectively	214	219
Additional paid-in capital	93,353	93,951
Accumulated surplus	15,316	17,663
Unrealized gain on marketable securities	295	--
Total shareholders' equity	109,178	111,833
Total liabilities and shareholders' equity	$121,521	$142,631

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
OPERATING REVENUES:
Real estate	$734	$118
Oil & gas	674	--
Management fees and other	5	31
	1,413	149

OPERATING COSTS AND EXPENSES:
Real estate	512	167
Oil and gas	812	--
Impairment of oil and gas properties	1,063	--
Water treatment plant	443	--
Mineral holding costs	--	171
General and administrative	2,005	2,580
	4,835	2,918

OPERATING LOSS	(3,422)	(2,769)

OTHER INCOME & (EXPENSES):
Gain on sales of assets	5	--
Equity loss	(91)	--
Interest income	87	554
Interest expense	(38)	(19)
	(37)	535

(LOSS) GAIN BEFORE PROVISION
FOR INCOME TAXES AND
DISCONTINUED OPERATIONS	(3,459)	(2,234)

INCOME TAXES:
Current benefit from (provision for)	677	628
Deferred benefit from (provision for)	435	46
	1,112	674

(LOSS) GAIN FROM CONTINUING
OPERATIONS	(2,347)	(1,560)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	(157)

NET (LOSS) INCOME	$(2,347)	$(1,717)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
PER SHARE DATA
Basic and diluted loss
from continuing operations	$(0.11)	$(0.06)
Basic and diluted loss
from discontinued operations	--	(0.01)
Basic and diluted loss per share	$(0.11)	$(0.07)

Basic and diluted weighted
average shares outstanding	21,654,519	23,749,056

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,347)	$(1,560)
Loss from discontinued operations	--	(157)
Net loss from continuing operations	(2,347)	(1,717)
Reconcile net loss to net cash used in operations
Depreciation, depletion & amortization	1,089	172
Accretion of discount on treasury investment	(94)	--
Impairment of oil and gas properties	1,063	--
Equity loss from Standard Steam	91	--
Income tax receivable	(677)	153
Deferred income taxes	(435)	(46)
Gain on sale of assets	(5)	--
Noncash compensation	387	1,161
Noncash services	19	--
Net changes in assets and liabilities	(317)	(491)

NET CASH USED IN OPERATING ACTIVITIES	(1,226)	(768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in treasury investments	$9,475	$(24,886)
Acquisition & development of real estate	(90)	(4,914)
Acquisition of oil & gas properties	(1,149)	(82)
Minining property option payment	1,000	--
Acquisition of property and equipment	(66)	(4)
Proceeds from sale of property and equipment	5	17
Net change in restricted investments	5,298	1,792
NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES	14,473	(28,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	--	1,528
Proceeds from short term construction debt	--	4,742
Repayments of debt	(17,688)	(31)
Stock buyback program	(1,008)	(998)
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(18,696)	5,241

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31,
	2009	2008
Net cash (used in) operating
activities of discontinued operations	--	(1)
Net cash provided by investing
activities of discontinued operations	--	97
Net cash provided by financing
activities of discontinued operations	--	23

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(5,449)	(23,485)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	8,434	72,292

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$2,985	$48,807

SUPPLEMENTAL DISCLOSURES:
Interest paid	$19	$18

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Development of assets through issuance of debt	$--	$10,945

Unrealized gain/(loss)	$454	$(282)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)

1)      Basis of Presentation

The condensed financial statements for the periods ended March 31, 2009 and March 31, 2008 have been prepared by the U.S. Energy Corp. (“USE”) or “the Company”) without audit in accordance with U.S. generally accepted accounting principles.  The Condensed Balance Sheet at December 31, 2008 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2008 Form 10-K.

2)      Summary of Significant Accounting Policies

For detailed descriptions of the Company’s significant accounting policies, please see Form 10-K for the year ended December 31, 2008 (Note B pages 72 to 79).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include oil and gas reserves used for depletion and impairment considerations and the cost of future asset retirement obligations.  Due to inherent uncertainties, including the future prices of oil and gas, these estimates could change in the near term and such changes could be material.

Revenue Recognition

The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as March 31, 2009 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are recorded when the service is provided.  Management fees are for operating and overseeing services performed on mineral properties in which the Company participates with joint venture or industry partners.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
(Continued)

Net Income (Loss) Per Share

The Company reports net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”).  SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Common shares held by the ESOP are included in the computation of earnings per share.  Total shares held by the ESOP at March 31, 2009 and 2008 were 606,330 and 541,735, respectively.  All shares in the ESOP have been allocated to participant accounts.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  Using the treasury stock method potential common shares relating to options and warrants are excluded from the computation of diluted loss per share for the three months ended March 31, 2009 and 2008 because they were anti-dilutive.

Recent Accounting Pronouncements

As of March 31, 2009, there have been no recent accounting pronouncements currently relevant to the Company in addition to those discussed on pages 78 to 79 of our Form 10-K for the year ended December 31, 2008.  The Company continues to review current outstanding statements from the Financial Accounting Standards Board (“FASB”) and does not believe that any of those statements will have a material effect on the financial statements of the Company when adopted.

3)      Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

Components of Property and Equipment as of March 31, 2009 are as follows:

(Amounts in thousands)
		Accumulated
		Depreciation
		Depletion and
	Cost	Amortization	Net Book Value
Oil & Gas properties
Unevaluated	$3,455	$--	$3,455
Evaluated	4,919	(1,095)	3,824
	8,374	(1,095)	7,279
Mining properties	22,952	--	22,952
Commercial real estate	24,562	(701)	23,861
Building, land and equipment	14,461	(4,904)	9,557
Totals	$70,349	$(6,700)	$63,649

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
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

Oil and Gas Properties

The Company uses the full cost method to account for its oil and natural gas operations. Accordingly, the costs to acquire, explore for and develop oil and natural gas properties are capitalized. Capitalized costs of oil and gas properties, net of accumulated Depreciation, Depletion and Amortization (“DD&A”) and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to ceiling test write down of oil and gas properties in the quarter in which the excess occurs.

Impairment of Oil and Gas Properties - At March 31, 2009, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using quarter end prices of $3.58 per Mcf of gas and $46.45 per barrel of oil. Approximately 87% of the Company’s proved reserves are natural gas. Due to the low market price for gas at March 31, 2009, the Company’s capitalized costs exceeded the full cost ceiling by $1.1 million. As a result, the Company recorded a $1.1 million non-cash ceiling test write down of its oil and gas properties at March 31, 2009.

4)      Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligations."  The Company records the fair value of the reclamation liability on its inactive mining and oil and gas properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required and also accretes the liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

The following is a reconciliation of the total liability for asset retirement obligations:

(Amounts in thousands)

	For the three months ending March 31,
	2009	2008

Beginning asset retirement obligation	$144	$133

Accretion of estimated ARO	3	3

Ending asset retirement obligation	$147	$136

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
(Continued)

5)      Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Balance Sheets under Shareholders’ equity.  The following table reconciles net loss to comprehensive loss:

(Amounts in thousands)

	For the three months ending March 31,
	2009	2008
Net loss	$(2,347)	$(1,717)

Comprehensive gain/(loss) from the
unrealized gain on marketable securities	454	(282)

Deferred income taxes
on marketable securities	(159)	187

Comprehensive loss	$(2,052)	$(1,812)

6)      Long term debt

On January 16, 2009, the Company paid $16.8 million to Zions National Bank to retire the construction loan for its multifamily housing project in Gillette, Wyoming.  The housing project is a 216 unit apartment complex on 10.15 acres and cost a total of $24.5 million to construct.

At March 31, 2009, long term debt consists of debt related to the purchase of land which bears an interest rate of 6% per annum.  The debt is due in five equal payments of $200,000, plus accrued interest, beginning on January 2, 2010 through January 2, 2014:

(Amounts in thousands)
	March 31,	December 31,
	2009	2008
Short term Debt
Construction note - collateralized by
property, interest at 2.71%	$--	$16,813

Long term Debt
Real estate note - collateralized by
property, interest at 6%	$1,000	$1,875

Less current portion	(200)	(875)
Totals	$800	$1,000

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
(Continued)

7)      Shareholders’ Equity

Common Stock

During the three months ended March 31, 2009, the Company issued 20,000 shares of common stock to officers of the Company pursuant to the 2001 Stock Compensation Plan.  The Company recorded $34,400 in compensation expense as a result of the issuance of these shares.  The Company also purchased 529,300 shares of its common stock during the three months ended March 31, 2009 under its June 22, 2007 stock buyback plan.

The following table details the changes in common stock during the three months ended March 31, 2009:

(Amounts in thousands, except for share amounts)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2008	21,935,129	$219	$93,951

2001 stock compensation plan	20,000	-	34

Expense of employee options	-	-	352

Stock options issued to outside directors	-	-	14

Expense of company warrants issued	-	-	5

Common stock buy back program	(529,300)	(5)	(1,003)

	21,425,829	$214	$93,353

8)      Common Stock Buy Back Program

Through March 31, 2009, the Company has purchased 2,917,429 shares of its common stock for $7.6 million or an average of $2.61 per share under its $8.0 million stock buyback plan. During the quarter ended March 31, 2009, the Company purchased 529,300 shares for $1.0 million or an average of $1.90 per share.

9)      Mount Emmons Molybdenum Property

The Company has entered into an agreement with Thompson Creek Metals Company USA (“TCM”) to develop the Mount Emmons molybdenum property near Crested Butte, Colorado.  TCM can earn up to a 75% interest in the project for the investment of $400 million.  The Company received the first of six annual payments in the amount of $1.0 million in January 2009.  This payment was applied as a reduction of the Company’s investment in the Mount Emmons property.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
(Continued)

10)           Oil and Gas Exploration Activities

The Company has signed agreements with three Gulf Coast (United States) oil and gas exploration and production companies.  The Company anticipates it will continue to participate as a 20% working interest partner in one of the projects, a 4.55% working interest partner in the second and a 10% working interest partner in the third.  These projects may result in numerous wells being drilled over the next three to five years.

During January and February of 2009, the Company drilled a well in northeastern Wyoming with a nonaffiliated company.  The drilling resulted in a dry hole at an approximate cost of $390,600 to the Company.  The Company is evaluating whether it will participate in any additional wells on this prospect.

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

Approximately $9.4 million has been expended under all oil and gas agreements the Company has entered into through March 31, 2009.  The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10 million to $15 million in exploration and development expenditures for its respective working interests in these prospect areas over the course of the anticipated three to five year programs.

The Company is also actively pursuing the potential of acquiring producing oil and gas properties or companies.  To further this effort, the Company has engaged an investment banker to assist in finding, evaluating and financing the potential acquisition of such assets.

11)           Segment Information

As of March 31, 2009, the Company had three reportable segments: Oil and Gas, Real Estate Operations, and Maintenance of Mineral Properties.

The only revenues from maintaining mineral properties are management fees charged on reimbursable costs related to the Mount Emmons molybdenum property.  The costs paid by the Company during the quarter ended March 31, 2009 for holding mineral properties are primarily related to the water treatment plant at the Mount Emmons molybdenum property.  The costs for the water treatment plant during the quarter ended March 31, 2008 were paid by the Company’s then partner on the property.

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
(Continued)

A summary of results of operations and total assets by segment follows:

(Amounts in thousands)

	For the three months ended March 31,
	2009	2008
Revenues:
Real estate	$734	$118
Oil & gas	674	--
Other	5	31
Total revenues:	1,413	149

Operating expenses:
Real estate	$512	$167
Oil and gas	812	--
Iimpairment of oil and gas properties	1,063	--
Mineral properties	443	171
Total operating expenses:	2,830	338

Interest expense
Real estate	$19	$--
Oil & gas	--	--
Mineral properties	--	--
Total interest expense:	19	--

Operating gain/(loss)
Real estate	$203	$(49)
Oil & gas	(1,201)	--
Mineral properties	(438)	(140)
Operating (loss)	(1,436)	(189)

Corporate other revenues and expenses:	(2,023)	(2,045)

(Loss) before discontinued
operations and income taxes	$(3,459)	$(2,234)

Depreciation expense:
Real estate	$232	$51
Oil & gas	713	--
Mineral properties	15	10
Corporate	129	124
Total depreciation expense	$1,089	$185

U.S. ENERGY CORP. & SUBSIDIARIES
Notes to Condensed Financial Statemtns (Unaudited)
(Continued)

	As of
	March 31,	December 31,
	2009	2008
Assets by segment
Real estate	$24,043	$30,980
Oil & Gas properties	8,239	8,523
Mineral properties	24,597	24,927
Corporate assets	64,642	78,201
Total assets	$121,521	$142,631

12)           Subsequent Events

Stock buyback plan - After the close of the quarter ended March 31, 2009, the Company purchased an additional 160,700 shares of its common stock.  The total number of shares purchased under the stock buyback plan through May 6, 2009 is 3,078,129 for a purchase price of $7,965,600 or an average of $2.59 per share. The remaining amount available under the approved $8.0 million stock buyback plan is therefore $34,400.

Corporate Governance - On April 17, 2009, the Board of Directors adopted and approved, effective immediately, an amendment to Section 2 of Article III of the Company’s Bylaws, to limit service of the independent directors to two terms.  If recommended by the Chairman of the Board and approved by the full Board, an independent director may serve one additional term.  For detailed information regarding this change in the service of outside board members and the compensation matters discussed above please refer to the Company’s Form 8-K filed on April 21, 2009.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the quarter ended March 31, 2009 and 2008.

General Overview

The Company is involved in the exploration for and development of oil and gas, minerals and geothermal energy as well as real estate development.  The Company’s primary objective in the short to midterm is to develop and acquire oil and gas producing properties as well as develop its geothermal properties.  The Company owns one multifamily housing project as well as various other real estate properties which provide cash flows to fund operations.  The long term goal of the Company is to participate in the development of the Mount Emmons molybdenum property in Colorado.  Through these businesses, it is the Company’s primary goal to improve shareholder value by developing long term cash flows and net income.

Liquidity and Capital Resources

The Company, at March 31, 2009, had $3.0 million in cash and cash equivalents and $41.8 million in Treasury Bills with longer than 90 day maturities from date of purchase for a total of $44.8 million or $2.09 per outstanding common share.  Its working capital (current assets minus current liabilities) was $51.4 million.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at March 31, 2009 will be sufficient to fund its operations and capital projects through the balance of 2009 and into the future.

The principal recurring trend which affects the Company is variable prices for commodities producible from our mineral properties, although the extent and grade of discovered minerals can mitigate or aggravate the impact of price swings.    As commodities experience lower values in the market place, it is typically less expensive to acquire properties and hold them until prices raise to levels which either allow the properties to be sold or placed into production through joint venture partners, or by the Company for its own account.

Cash flows during the quarter ended March 31, 2009:

•	Operations consumed $1.2 million, Investing Activities provided $14.5 million and Financing Activities consumed $18.7 million for a net decrease in cash of $5.4 million.
•	For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:

•
Cash provided by investing activities was generated primarily through the redemption of U.S. Government Treasury Bills, $9.5 million, and restricted cash investments held as collateral for a construction loan, $5.3 million, for a total of $14.8 million.

•
Additional cash was provided by investing activities as a result of the Company’s receipt of the first of six payments of $1.0 million from Thompson Creek Metals USA, (“TCM”) as an option payment on the Mount Emmons property.

•
Investing activities also consumed cash through the completion of the development of its multifamily housing unit in Gillette, Wyoming, $90,000, the acquisition and development of oil and gas properties, $1.1 million, and the purchase of property and equipment, $66,000.

Financing Activities:

•
The Company retired $17.7 million in debt during the quarter ended March 31, 2009.  This debt consisted of $16.8 million for the construction of the Company’s multifamily housing property in Gillette, Wyoming and $875,000 for the joint purchase with TCM of a parcel of property.

•	The Company also purchased 529,300 shares of its common stock pursuant to its stock buyback plan which consumed $1.0 million during the quarter ended March 31, 2009.

Following is a discussion regarding the Company’s Capital Resources and Capital Requirements during the balance of 2009.  For longer range projections of the Company’s capital resources and requirements, please refer to the Form 10-K for the year ended December 31, 2008.

Capital Resources

Sources of capital during the balance of 2009 are (1) the sale of oil and gas production from the Company’s existing and anticipated oil and gas operations, (2) receipts of cash for the rent of real estate properties, (3) cash on hand and (4) if needed, a line of credit with our commercial bank in the amount of $5.0 million.

Oil and Gas Production

The price for natural gas declined from $5.88 per Mcf at December 31, 2008 to $3.58 per Mcf at March 31, 2009.  Oil prices increased $5.04 during the same quarter from $41.41 per barrel at December 31, 2008 to $46.45 as of March 31, 2009.  The majority of the Company’s production is natural gas.  The decrease of $2.30 per Mcf, or a reduction of 39% had a material impact on the Company which resulted in an impairment of $1.1 million as of March 31, 2009.

The ultimate amount of cash which will be derived from production of oil and gas will be determined by the price of oil and gas as well as the cost of production.  The ultimate life of the well will likewise be impacted by market prices and costs of production.  The Company plans on continuing in the oil and gas exploration business and may also acquire existing production.

Real Estate

The Company’s multi-family property in Gillette, Wyoming is complete and is experiencing stabilized occupancy rates above 93%.  The monthly revenues are $240,000 and net cash flow from this property is approximately $170,000.  As of March 31, 2009, there was no sign of a decline in the demand for rental units.  This however can change quickly depending on the global and domestic economies and the demand for coal and natural gas (the primary industries in Gillette, Wyoming). The Company does not foresee any significant change in the demand for housing in the short term.  Mid to long term, the Company may elect to either finance or sell the property if it has projects with higher yields on investment dollars.  The property cost $24.5 million and appraises in excess of that amount.

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

Capital Requirements

The direct capital requirements of the Company during the balance of 2009 are the funding of the water treatment plant at the Mount Emmons molybdenum project, development of the Company’s interest in recently acquired oil and gas properties, and the potential acquisition of additional oil and gas properties or companies, operations at Remington Village, funding of geothermal operations and the potential participation in other renewable energy projects, as well as the stock buyback program and general and administrative costs.

Mount Emmons Molybdenum Property

Under the terms of its agreement with TCM, the Company is responsible for all costs associated with operating the water treatment plant at the Mount Emmons molybdenum property.  Annual operating costs during the balance of 2009 are projected to be approximately $1.3 million.  Additionally, the Company has budgeted $587,500 for capital improvements at the plant which are expected to improve its efficiency and safety.  The Company also participates on a 50 – 50 basis with TCM on costs associated with a parcel of real estate.   The Company’s portion of those costs during the balance of 2009 is projected to be $100,700.  Actual future costs could be different from those estimates made above.

Oil and Gas Development

PetroQuest Energy, Inc. (“PQ”)

The Company’s portion of operating costs and expenses for its producing well are projected to be $196,400 during the remaining nine months of 2009.  The Company has also committed to expend approximately $207,000 in 3D seismic acquisition and reprocessing for a prospect area with PQ that potentially could generate additional drilling targets in the future.

Although the Company has not yet committed to the drilling of any wells on other prospects with PQ, it has budgeted a total of $3.0 million in possible drilling for the third and fourth quarters of 2009.  While successful Gulf Coast wells can provide favorable returns on investment, we will continue to assess the viability of participating in additional wells with PQ.  If we should elect not to participate in any undrilled prospects proposed by PQ where we have paid for lease and seismic costs, we will attempt to farm out or sell our interest.

YUMA Exploration and Production Company Inc. (“YUMA”)

The Company has budgeted $1.0 million in drilling costs in the fourth quarter of 2009 for one well with YUMA.  The actual expenditure of these funds is contingent upon the generation of viable drilling prospects by seismic evaluation, and also the availability and cost of drill rigs.  No firm commitment has been made to drill any wells as of March 31, 2009.

Wildes Exploration Agreement (“Wildes”)

The Company is contracted to pay Wildes an annual $100,000 consulting and management fee for the prospects with PQ and an additional $50,000 annually for properties with Yuma.

Texas Land & Petroleum Company, LLC (“TL&P”)

The Company has budgeted $2.6 million for the drilling of up to 6 exploratory wells with TL&P during 2009.  After the first well is drilled, the Company will determine if it will participate in subsequent wells.  Drilling of the first well was scheduled for the first quarter of 2009 but has been delayed to the second or third quarter of 2009 in anticipation of lower rig rates.

Houston Energy, L.P. (“Houston Energy”)

The Company entered into agreements with Houston Energy during the quarter ended March 31, 2009 to participate in seismic purchases and drilling agreements.  The Company recorded $272,100 of costs associated with these projects during the quarter ended March 31, 2009 and has committed for an additional $70,000 for the second quarter of 2009.  In the event that the drilling of the first well is successful, the Company may elect to participate in up to an additional six wells during 2009 at an estimated cost of $1.2 million.

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

Real Estate

The cash operating costs of the multifamily housing project in Gillette, Wyoming are estimated to be $620,000 for the balance of 2009.  There are no additional budgeted capital expenditures for real estate operations during 2009.

Geothermal Energy Projects

The Company has a 25% ownership interest in a geothermal company.  Budgeted cash expenditures to maintain the Company’s 25% ownership will require the expenditure of an estimated $3.1 million during the balance of 2009 if all the contemplated drilling and property acquisition projects are achieved.

Stock Buyback Program

The Company has committed to an $8.0 million stock buyback plan.  It is projected that the entire plan will be closed out during the second quarter of 2009 by the expenditure of an additional $390,300.

Reclamation Costs

At March 31, 2009, there were no reclamation projects on the Company’s mineral or oil and gas properties that would require the expenditure of cash reserves during the balance of 2009.

Results of Operations

Three Months Ended March 31, 2009 compared to 2008

Operations for the quarter ended March 31, 2009 resulted in a loss of $2.3 million, or $0.11 per share, as compared to a loss of $1.7 million, or $0.07 per share, during the quarter ended March 31, 2008.  The losses at March 31, 2009 and 2008 included $2.6 million and $1.3 million in non cash items, respectively, consisting of depreciation, amortization, depletion, impairments taken on oil and gas properties, non cash compensation and non cash payment for services rendered.  Depreciation, amortization and depletion expense increased $917,000 during the quarter ended March 31, 2009 over the prior year due primarily to the completion of the Company’s multifamily housing project, in the amount of  $232,000, and the amortization of full cost accounting oil and gas capitalized costs in the amount of $713,000.

The Company recognized $1.4 million in revenues during the quarter ended March 31, 2009 as compared to revenues of $149,000 during the same quarter of the prior year.  Real estate revenues increased by $616,000 as a result of the completion of the multifamily housing project in Gillette, Wyoming and oil and gas revenues increased $674,000 as a result of production from an oil and gas well completed in the fourth quarter of 2008.  Real estate operations resulted in a net gain before taxes of $203,000.  Oil and gas operations resulted in a net loss of $1.2 million, including an impairment of $1.1 million, before taxes as a result of the high amortization of capitalized costs and low gas prices experienced during the quarter ended March 31, 2009.

The following table summarizes production volumes, average sales prices and operating revenues for the three months ended March 31, 2009 and 2008:

			2009 Period Compared to 2008 Period
	Three Months Ended			%
	March 31,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Production volumes
Oil and condensate (Bbls)	3,618	--	3,618	100%
Natural gas (Mcf)	119,259	--	119,259	100%
Average sales prices
Oil and condensate (Bbls)	$38.15	$--	$38.15	100%
Natural gas (Mcf)	4.94	--	4.94	100%
Operating revenues (in thousands)
Oil and condensate	$121	$--	$121	100%
Natural gas	553	-	553	100%
Total Operating Revenue	674	-	674	100%
Lease Operating Expense	(99)		(99)
Impairment of Oil and Gas Properties	(1,063)	-	(1,063)	100%
Gain before DD&A	(488)	-	(488)	100%
DD&A	(713)	-	(713)	100%
Gain (Loss)	$(1,201)	$-	$(1,201)	100%

When the Company entered into its agreement with TCM, it agreed to pay all costs associated with the water treatment plant at the Mount Emmons molybdenum property and thereby recorded $443,000 in costs and expenses for that facility during the quarter ended March 31, 2009.   All costs associated with the water treatment plant during the prior year were paid by the Company’s partner prior to their exit from the project on March 31, 2008.

General and administrative expenses decreased by $575,000 during the quarter ended March 31, 2009 as compared to the prior year.  This reduction is due to cost saving efforts.

Other income and expenses – The Company recorded an equity loss from its investment in a geothermal partnership in the amount of $91,000 during the quarter ended March 31, 2009 with no similar losses reported during the prior year.  Interest income decreased from $554,000 during the quarter ended March 31, 2008 by $467,000 to interest income of $87,000 at March 31, 2009.  The decrease is a result of lower amounts of cash invested in interest bearing instruments and lower interest paid on those investments.

The Company therefore recorded a net loss before taxes of $3.5 million during the quarter ended March 31, 2009 as compared to a net loss before taxes of $2.2 million during the quarter ended March 31, 2008.  The increase in the loss between the two periods is primarily due to the impairment taken on the oil and gas assets and the reduction of interest income earned during the quarters.  Offsets to these increases in the net after tax loss are the gain from real estate operations and reductions of general and administrative costs and expenses.

Critical Accounting Policies

For detailed descriptions of Company’s significant accounting policies, please see pages 53 to 56 of the Company’s Form 10K for the year ended December 31, 2008.

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

Oil and Gas Properties - The Company uses the full cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration, development and estimated abandonment costs, including certain related employee costs and general and administrative costs (less any reimbursements for such costs), incurred for the purpose of acquiring and finding oil and gas are capitalized. Unevaluated property costs are excluded from the amortization base until a determination is made as to the existence of sufficient proved reserves at the respective property or whether impairment of the asset carrying cost is required.

At March 31, 2009, we computed the estimated future net cash flows from our proved oil and gas reserves, discounted at 10%, using average quarter end prices of $3.58 per Mcf of gas and $46.45 per barrel of oil. Approximately 87% of our proved reserves are natural gas. Due to the low market price for gas at March 31, 2009, our capitalized costs exceeded the full cost ceiling by $1.1 million. As a result, we recorded a $1.1 million non-cash ceiling test write down of our oil and gas properties at March 31, 2009. Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil or gas prices decline substantially, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that additional write-downs of oil and gas properties could occur in the future.

Asset Retirement Obligations - The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligations."  The Company records the fair value of the reclamation liability on its inactive mining properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

Future Operations

Management intends to continue seeking opportunities presented by the recent and future projected market prices for oil and gas, minerals and geothermal.  We intend to acquire new oil and gas properties and pursue new business opportunities in the mineral and geothermal business.  Long term, we intend to be prepared to pay our share of the holding and development costs associated with the Mount Emmons property.

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

At March 31, 2009, the Company is receiving revenues from its oil and gas business.  The Company’s revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisition of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

The Company’s multifamily housing could be affected negatively if there was a sustained down turn in the price of coal, natural gas and oil which would affect the need for housing in the Gillette, Wyoming area.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices and the continued price declines since December 31, 2008, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q.

Contractual Obligations

We had two divisions of contractual obligations at March 31, 2009: Debt to third parties of $1.0 million with interest at 6% per annum and asset retirement obligations of $147,000.  The debt will be paid over a period of five years and the asset retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

(Amounts in thousands)

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	1,000	200	600	200	--

Other long-term liabilities	147	--	--	26	121

Totals	$1,147	$200	$600	$226	$121

On April 17, 2009, the Board of Directors approved employment agreements with the four executive officers (Keith G. Larsen, Mark J. Larsen, Robert Scott Lorimer, and Steven R. Youngbauer).

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company experiences market risks primarily in two areas: interest rates and commodity prices. Our mineral related revenues are derived from the sale of our natural gas and crude oil production.  In the future, the Company may seek to reduce its exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments.   At March 31, 2009, the Company had not put any hedges in place for its existing production.

Commodity prices also could have an impact on our real estate revenues if the price for natural gas and coal decrease to levels which would cause a reduction in housing requirements for the workforce in the Gillette, Wyoming area.  As of March 31, 2009, there has not been an impact on the housing market in Gillette.  Occupancy of the rental units exceeded 95% at March 31, 2009.  No assurance can be given that the current occupancy rates will not fall due to lower commodity prices or a surplus of houses that may become available due to defaults on existing mortgages.

Revenues earned and cash received from invested surplus cash are dependent on the interest rates paid on U.S. Treasury Bills which in turn is directly dependant on the general economy and need for credit.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company’s management, including its Chief Executive Office and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

i.
That the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed,  summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and

ii.	That the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Water Treatment Facility – Permit Renewal Protest

On April 22, 2009, the Administrative Law Judge held a hearing on the Colorado Water Quality Division’s (“Division”) and the Company’s motion to enter a dispositive ruling on the scope of the Division’s authority to impose financial assurances requirements in the issuance of a renewal NPDES permit for the water treatment plant at Mount Emmons property and in the alternative if this motion is not granted, for the Court to enter an in limine ruling precluding the admission of additional evidence beyond the official record considered by the Division.  If the Court does not grant a dispositive motion, a hearing has been tentatively scheduled for May 28, 2009 in Denver, Colorado.

For information on other legal proceedings wherein there have been no new developments since March 31, 2009, see Item 1, Part II of the Annual Report on Form 10-K filed on March 13, 2009.  For detailed information on the proceeding disclosed above, see the Annual Report (Item 1 of Part II, pages 28 to 30) under the caption “Water Treatment Facility – Permit Renewal Protest.”

ITEM 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” (pages 13 to 20) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The continued credit crisis and related turmoil in the global financial system may have a material impact on the Company’s ability to finance the purchase of producing or exploratory oil and gas properties.  The availability of credit to the Company’s industry partners may also affect their ability to continue exploration and development activities.  The current economic situation could also have an impact on the Company’s joint venture partners and customers, causing them to fail to meet their obligations to the Company, and on the liquidity of our operating partners, resulting in delays in operations or failure to make required payments.  Additionally, the current economic situation could lead to reduced demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on the Company’s financial position, results of operations and cash flows.  While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on the Company’s future liquidity, results of operations and financial condition.

Risks associated with development of the Mount Emmons Project.

The Mount Emmons molybdenum property is located on fee property within the boundary of U.S. Forest Service (“USFS”) land.  Although mining of the mineral resource is expected to occur on the fee property, associated ancillary activities will occur on USFS land.  The Company and TCM expect to submit a Plan of Operations to the USFS in 2010 for USFS approval, which must be approved before initiating construction, and mining and processing can occur.  Under the procedures mandated by the National Environmental Protection Act (“NEPA”), the USFS will prepare an environmental analysis in the form of an Environmental Assessment and/or and Environmental Impact Statement to evaluate the predicted environmental and socio-economic impacts of the proposed development and mining of the property.  The NEPA process provides for public review and comment of the proposed plan.

Obtaining and maintaining the various permits for the mining operations at Mount Emmons will be complex, time-consuming, and expensive.  Changes in a mine’s design, production rates, quality of material mined, and many other matters, often require submission of the proposed changes for agency approval prior to implementation.  In addition, changes in operating conditions beyond the Company’s and TCM’s  control, or changes in agency policy and Federal and State laws, could further affect the successful permitting of the mine operations.

Although we are confident that the Plan of Operations for Mount Emmons will ultimately be approved by the USFS, the timing and cost, and ultimate success of the mining operation cannot be predicted.

ITEM 2.  Changes in Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company issued a total of 20,000 shares of its common stock.  These shares were issued as new issuances pursuant to the 2001 stock compensation plan.  The Company also purchased and cancelled 529,300 shares of its common stock under its Stock Buyback Plan.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Shareholders

Not Applicable

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed four reports on Form 8-K for the quarter ended March 31, 2009. The events reported were as follows:

	1.	The report filed on January 8, 2009, under Item 8.01 referenced the signing of an oil & gas agreement.

	2.	The report filed on January 12, 2009, under Item 8.01 referenced the milestone payment received from Thompson Creek Metals Company Inc.

	3.	The report filed on January 20, 2009, under Item 8.01 referenced the retirement of August 2007 construction loan.

	4.	The report filed on February 4, 2009, under Item 8.01 referenced the update of drilling program with Ridgeland Wyoming Inc.

	5.	The report filed on March 4, 2009, under Item 8.01 referenced U.S. Energy Corp. engaging SMH Capital Inc. to seek oil and gas acquisitions.

	6.	The report filed on March 16, 2009, under Item 8.01 referenced the reporting of 2008 highlights and financial results.

	7.	The report filed on March 19 2009, under Item 8 referenced the amendment to company bylaws concerning the addition of advance notice provisions for proposals to be considered by shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: May 8, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: May 8, 2009	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer