Form 10-Q
period 2009-06-30
US ENERGY CORP
filed 2009-08-07
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2009 or

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

YES  ☐                 NO  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 6, 2009
Common stock, $.01 par value	21,289,058

U.S. ENERGY CORP.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
ASSETS
(Amounts in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,979	$8,434
Marketable securities
Held to maturity - treasuries	40,877	51,152
Available for sale securities	799	576
Accounts receivable
Trade	440	600
Reimbursable project costs	3	442
Income taxes	5,962	5,896
Restricted investments	--	4,929
Other current assets	771	738
Total current assets	50,831	72,767

INVESTMENT	3,289	3,455

PROPERTIES AND EQUIPMENT:
Oil & gas properties under full cost method, net	6,807	7,906
Undeveloped mining claims	22,964	23,950
Commercial real estate, net	23,629	23,998
Property, plant and equipment, net	9,517	9,639
Net properties and equipment	62,917	65,493

OTHER ASSETS	1,061	916
Total assets	$118,098	$142,631

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Amounts in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$441	$898
Accrued compensation	664	682
Short-term construction debt	--	16,813
Current portion of long-term debt	200	875
Other current liabilities	242	715
Total current liabilities	1,547	19,983

LONG-TERM DEBT, net of current portion	800	1,000

DEFERRED TAX LIABILITY	8,733	8,945

ASSET RETIREMENT OBLIGATIONS	150	144

OTHER ACCRUED LIABILITIES	707	726

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 21,269,058 and 21,935,129
shares issued, respectively	213	219
Additional paid-in capital	93,374	93,951
Accumulated surplus	12,431	17,663
Unrealized gain on marketable securities	143	--
Total shareholders' equity	106,161	111,833
Total liabilities and shareholders' equity	$118,098	$142,631

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Real estate	$745	$313	$1,479	$431
Oil and gas	645	--	1,319	--
Management fees and other	4	16	9	47
	1,394	329	2,807	478

OPERATING COSTS AND EXPENSES:
Real estate	498	234	1,010	401
Oil and gas	678	--	1,490	--
Impairment of oil and gas properties	--	--	1,063	--
Water treatment plant	576	398	1,019	398
Mineral holding costs	--	414	--	585
General and administrative	1,832	1,782	3,837	4,362
	3,584	2,828	8,419	5,746

OPERATING LOSS	(2,190)	(2,499)	(5,612)	(5,268)

OTHER INCOME & (EXPENSES):
Gain (loss) on sales of assets	--	(29)	5	(29)
Equity loss	(75)	--	(166)	--
Interest income	89	297	176	851
Interest expense	(20)	(89)	(58)	(108)
	(6)	179	(43)	714

LOSS BEFORE PROVISION
FOR INCOME TAXES AND
DISCONTINUED OPERATIONS	(2,196)	(2,320)	(5,655)	(4,554)

INCOME TAXES:
Current benefit from (provision for)	(467)	1,494	210	2,122
Deferred benefit from (provision for)	(222)	(790)	213	(744)
	(689)	704	423	1,378

LOSS FROM CONTINUING
OPERATIONS	(2,885)	(1,616)	(5,232)	(3,176)

LOSS FROM DISCONTINUED
OPERATIONS	--	(134)	--	(290)

NET LOSS	$(2,885)	$(1,750)	$(5,232)	$(3,466)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
PER SHARE DATA
Basic and diluted loss
from continuing operations	$(0.13)	$(0.07)	$(0.24)	$(0.14)
Basic and diluted loss
from discontinued operations	--	--	--	(0.01)
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.24)	$(0.15)

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING	21,311,266	23,615,657	21,481,944	23,682,357

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(5,232)	$(3,176)
Loss from discontinued operations	--	(290)
Net loss	(5,232)	(3,466)
Reconcile net loss to net cash used in operations
Depreciation, depletion & amortization	2,070	407
Accretion of discount on treasury investment	(94)	--
Impairment of oil and gas properties	1,063	--
Equity loss from Standard Steam	166	--
Income tax receivable	(66)	(1,341)
Deferred income taxes	(213)	744
Gain on sale of assets	(5)	29
Noncash compensation	837	1,567
Noncash services	35	8
Net changes in assets and liabilities	(534)	(1,804)

NET CASH USED IN OPERATING ACTIVITIES	(1,973)	(3,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in treasury investments	$10,369	$(60,298)
Acquisition & development of real estate	(90)	(8,415)
Acquisition of oil & gas properties	(1,283)	(741)
Acquisition & development of mining properties	(10)	--
Minining property option payment	1,000	--
Acquisition of property and equipment	(168)	(70)
Proceeds from sale of property and equipment	5	1,084
Net change in restricted investments	4,782	1,748
NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES	14,605	(66,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	--	1,528
Proceeds from short-term construction debt	--	8,434
Repayments of debt	(17,688)	(38)
Stock buyback program	(1,399)	(1,892)
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(19,087)	8,032

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the six months
	ended June 30,
	2009	2008
Net cash provided by operating
activities of discontinued operations	--	67
Net cash provided by investing
activities of discontinued operations	--	93
Net cash used in financing
activities of discontinued operations	--	(35)

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(6,455)	(62,391)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	8,434	72,292

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$1,979	$9,901

SUPPLEMENTAL DISCLOSURES:
Income tax (received) paid	$(144)	$--

Interest paid	$29	$108

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Development of assets through issuance of debt	$--	$8,434

Unrealized gain/(loss)	$143	$96

The accompanying notes are an integral part of these statements.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)

1)      Basis of Presentation

The condensed financial statements for the periods ended June 30, 2009 and June 30, 2008 have been prepared by the U.S. Energy Corp. (“USE” or “the Company”) without audit in accordance with U.S. generally accepted accounting principles.  The Condensed Balance Sheet at December 31, 2008 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company's December 31, 2008 Form 10-K.

Those subsequent events known to the Company’s principal executive officer or principal financial officer prior to the first issuance of the financial statements are evaluated for incorporation in the financial statements and notes thereto.  These financial statements were first issued on August 7, 2009 at the time of filing this Form 10-Q with the SEC.

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

Revenue Recognition

The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Gas balancing obligations as of June 30, 2009 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Management fees are recorded when the service is provided.  Management fees are for operating and overseeing services performed on mineral properties in which the Company participates with joint venture or industry partners.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

Net Income (Loss) Per Share

The Company reports net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”).  SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share.  Basic earnings per share are computed based on the weighted average number of common shares outstanding.  Common shares held by the ESOP are included in the computation of earnings per share.  Total shares held by the ESOP at June 30, 2009 and 2008 were 606,330 and 541,735, respectively.  All shares in the ESOP have been allocated to participant accounts.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock, if dilutive.  Using the treasury stock method potential common shares relating to options and warrants are excluded from the computation of diluted loss per share for the three months ended June 30, 2009 and 2008 because they were anti-dilutive.

Recent Accounting Pronouncements

On December 31, 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These new rules will permit the use of new technologies to determine proved reserves and allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new rules require companies to report the independence and qualification of the person primarily responsible for the preparation or audit of its reserve estimates, and to file reports when a third party is relied upon to prepare or audit its reserves estimates. The new rules also require that the net present value of oil and gas reserves reported and used in the full cost ceiling test calculation be based upon an average price for the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. The Company is in the process of assessing the impact of these new requirements on its financial position, results of operations and financial disclosures.

As of June 30, 2009, there have been no recent accounting pronouncements currently relevant to the Company in addition to those discussed on pages 78 to 79 of our Form 10-K for the year ended December 31, 2008.  The Company continues to review current outstanding statements from the Financial Accounting Standards Board (“FASB”) and does not believe that any of those statements will have a material effect on the financial statements of the Company when adopted.

3)      Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

Components of Property and Equipment as of June 30, 2009 are as follows:

Components of Properties & Equipment
(Amounts in thousands)

	June 30,	December 31,
	2009	2008
Oil & Gas properties
Unevaluated	$3,217	$2,968
Well in progress	261	--
Evaluated	5,031	5,320
	8,509	8,288
Less Accumulated depreciation
depletion and mortization	(1,702)	(382)
Net book value	$6,807	$7,906

Mining properties	$22,964	$23,950

Commercial real estate	$24,562	$24,467
Less Accumulated depreciation
depletion and mortization	(933)	(469)
Net book value	$23,629	$23,998

Building, land and equipment	$14,563	14,399
Less Accumulated depreciation
depletion and mortization	(5,046)	(4,760)
Net book value	$9,517	$9,639

Total Property plant & equipment, net	$62,917	$65,493

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

Mineral properties at June 30, 2009 and December 31, 2008 reflect capitalized costs associated with the Company’s Mount Emmons molybdenum property near Crested Butte, Colorado.  The Company has entered into an agreement with Thompson Creek Metals Company USA (“TCM”) to develop this property.   TCM may earn up to a 75% interest in the project for the investment of $400 million.  The Company received the first of six annual payments in the amount of $1.0 million in January 2009.  This payment was applied as a reduction of the Company’s investment in the Mount Emmons property.  No impairment was therefore taken during either period on the Mount Emmons molybdenum property.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

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

Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at June 30, 2009 and December 31, 2008 which were not included in the amortized cost pool were $3.2 million and $3.0 million, respectively.  These costs consist of seismic costs that are being analyzed for potential drilling locations as well as land costs.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are evaluated, drilled or abandoned.

Impairment of Oil and Gas Properties – Primarily due to the low market price for gas at March 31, 2009, the Company recorded a $1.1 million non-cash ceiling test write down of its oil and gas properties during the first quarter of 2009. At June 30, 2009, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using quarter end prices of $3.70 per Mcf of gas and $69.82 per barrel of oil. Capitalized costs for oil and gas properties at June 30, 2009 do not exceed the ceiling test limit and no further impairment was recorded.

Wells in Progress - Wells in progress represent the costs associated with wells that have not reached total depth or been completed as of period end. They are classified as wells in progress and withheld from the depletion calculation and the ceiling test. The costs for these wells are then transferred to evaluated property when the wells reach total depth and are cased and the costs become subject to depletion and the ceiling test calculation in future periods.

Long Lived Assets

The Company evaluates its long-lived assets, which consist of commercial real estate, for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment calculations are based on market appraisals.  If rental rates decrease or costs increase to levels that result in estimated future cash flows, on an undiscounted basis, that are less than the carrying amount of the related asset,  an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  At June 30, 2009 and December 31, 2008 and 2007, no impairment existed on the Company’s long lived assets as the appraised value at December 31, 2008 exceeded construction and carrying value and rental rates remained strong and costs within projected limits.

4)      Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143, "Accounting for Asset Retirement Obligations."  The Company records the fair value of the reclamation liability on its inactive mining and oil and gas properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required and also accretes the discounted liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations:

Asset Retirement Obligations
(Amounts in thousands)

	June 30,	December 31,
	2009	2008
Beginning asset retirement obligation	$144	$133

Accretion of discount	6	9

Liabilities incurred	--	25
Liabilities settled	--	(23)

Ending asset retirement obligation	$150	$144

5)      Other Comprehensive Income (Loss)

Unrealized gains and losses on investments are excluded from net income but are reported as comprehensive income on the Condensed Balance Sheets under Shareholders’ equity.  The following table reconciles net loss to comprehensive loss:

Comprehensive Income (loss)
(Amounts in thousands)

	For the three months		For the six months
	ending June 30,		ending June 30,
	2009	2008	2009	2008
Net loss	$(2,885)	$(1,750)	$(5,232)	$(3,466)

Comprehensive gain/(loss) from the
unrealized gain/(loss) on marketable securities	(231)	(56)	223	(175)

Deferred income taxes
on marketable securities	79	22	(80)	45

Comprehensive (loss)/gain	$(3,037)	$(1,784)	$(5,089)	$(3,596)

6)      Long term debt

On January 16, 2009, the Company paid $16.8 million to Zions National Bank to retire the construction loan for its multifamily housing project in Gillette, Wyoming.  The housing project is a 216 unit apartment complex on 10.15 acres and cost a total of $24.5 million to construct.

At June 30, 2009, long term debt consists of debt related to the purchase of land which bears an interest rate of 6% per annum.  The debt is due in five equal payments of $200,000, plus accrued interest, beginning on January 2, 2010 through January 2, 2014:

(Amounts in thousands)

	June 30,	December 31,
	2009	2008
Short term Debt
Construction note - collateralized by
property, interest at 2.71%	$--	$16,813

Long term Debt
Real estate note - collateralized by
property, interest at 6%	$1,000	$1,875

Less current portion	(200)	(875)
Totals	$800	$1,000

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

7)      Shareholders’ Equity

Common Stock

During the three and six months ended June 30, 2009, the Company issued 20,000 and 40,000 shares, respectively, of common stock to officers of the Company pursuant to the 2001 Stock Compensation Plan.  The Company recorded $37,000 and $71,400 in compensation expense as a result of the issuance of these shares during the three and six months ended June 30, 2009.  The Company also purchased 706,071 shares of its common stock during the six months ended June 30, 2009 to finish its $8.0 million stock buyback plan.  From inception the Company purchased a total of 3,094,200 shares for $8.0 million or an average of $2.59 per share under the stock buyback plan.

The following table details the changes in common stock during the six months ended June 30, 2009:

(Amounts in thousands, except for share amounts)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2008	21,935,129	$219	$93,951

2001 stock compensation plan	40,000	1	70

Expense of employee options	-	-	709

Stock options issued to outside directors	-	-	28

Expense of company warrants issued	-	-	7

Common stock buy back program	(706,071)	(7)	(1,391)

	21,269,058	$213	$93,374

Stock Option Plans

The Board of Directors adopted, and the shareholders approved, the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the "2001 ISOP") for the benefit of USE's employees.  The 2001 ISOP reserves for issuance shares of the Company’s common stock equal to 25% of the Company’s shares of common stock issued and outstanding at any time.  The 2001 ISOP has a term of 10 years.

During the three and six months ending June 30, 2009, the Company recognized $357,000 and $709,000, respectively in compensation expense related to employee options.  During the three and six months ended June 30, 2008 the Company recognized $344,000 and $688,000, respectively in compensation expense related to employee stock options.  The Company computes the fair values of its options granted using the Black-Scholes pricing model.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services. During the three and six months ended June 30, 2009, the Company recorded $16,000 and $35,000, respectively, in expense for warrants issued to third parties and $8,000 associated with warrants during the six months ended June 30, 2008.  The Company will recognize an additional $136,000 in expense over the life of the outstanding warrants.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the six months ended June 30, 2009:

	June 30, 2009
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding balance at December 31, 2008	3,717,098	$3.63	1,036,387	$3.43
Granted	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	(101,789)	$7.02
Exercised	-	$-	-	$-
Outstanding at June 30, 2009	3,717,098	$3.63	934,598	$3.04
Exercisable at June 30, 2009	2,432,932	$3.50	804,598	$3.13

Weighted Average Remaining Contractual Life - Years		6.08		2.85

Aggregate intrinsic value of options / warrants outstanding		$-		$-

8)Income Taxes

The Company completed book and tax basis studies during the six months ended June 30, 2009 and discovered a previously unrecorded difference between its tax basis and its book basis in fixed assets.  A non-cash adjustment of the associated deferred tax liability and deferred income tax expense in the amount of $1.1 million was made during the six months ended June 30, 2009 to reflect this difference.  In addition, due to an increased presence in certain states such as Louisiana, the Company determined that an increase to its effective tax rate from 35% to 36% is necessary.  This increase resulted in a non cash charge to deferred income tax expense and deferred tax liability of $.3 million.

9)      Oil and Gas Exploration Activities

The Company participates in oil and gas projects as a non-operating working interest owner and has active agreements with several oil and gas exploration and production companies.  Our working interest varies by project, but typically ranges from approximately 5% to 25%.  These projects may result in numerous wells being drilled over the next three to five years.

During January and February of 2009, the Company drilled a well in northeastern Wyoming with a nonaffiliated company.  The drilling resulted in a dry hole at an approximate cost of $401,000 to the Company.  The Company is evaluating whether it will participate in any additional wells on this prospect.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

The Company paid TLPC Holdings, Ltd, an affiliate of Texas Land & Petroleum Company, LLC (“TL&P”) a private Texas company, a $45,000 prospect fee and signed an agreement for an oil well drilling program on the Hopkins Prospect in Wood County, Texas, located about 50 miles east of Dallas.  The Company will participate in the first well on a one-third for one quarter basis (33% of drilling and completion costs, for a 25% working interest (18.75% net revenue interest)).  Upon participation in the first well, the Company will own its share of all the acreage.  Subsequent wells will be unpromoted (25% of costs).  TL&P holds 50% of the working interest.  No drilling had occurred on the TL&P prospect as of June 30, 2009.  The Company indicated to TL&P that if drilling does not commence during the third quarter of 2009 that it will request a refund of its prospect fee and will withdraw from the prospect.

In May and June of 2009, the Company drilled two wells in eastern Texas with a nonaffiliated company.  One well has been determined to be productive and the other a dry hole with net costs to the Company of $261,000 and $95,000, respectively.  It is anticipated that the productive well will commence production in the third quarter of 2009.

Approximately $9.5 million has been expended under all oil and gas agreements the Company has entered into through June 30, 2009.  The Company believes that numerous prospects could be generated, leased and drilled potentially resulting in $10 million to $15 million in exploration and development expenditures for its respective working interests in these prospect areas over the course of the anticipated three to five year programs.  During the quarter ended March 31, 2009 the Company recorded an impairment on its investment in oil and gas properties in the amount of $1.1 million.  The impairment is resultant of depressed gas prices and capitalized dry hole expenses.

The Company is also actively pursuing the potential of acquiring additional producing or development stage oil and gas properties or companies.  To further this effort, the Company has engaged an investment banker to assist in finding, evaluating and if necessary, financing the potential acquisition of such assets.

10)      Segment Information

As of June 30, 2009, the Company had three reportable segments: Oil and Gas, Real Estate Operations, and Maintenance of Mineral Properties.

The revenues from maintaining mineral properties are management fees charged on reimbursable costs related to the Mount Emmons molybdenum property.  The costs paid by the Company during the three and six months ended June 30, 2009 for holding mineral properties are primarily related to the water treatment plant at the Mount Emmons molybdenum property.  The costs for the water treatment plant during the three months ended March 31, 2008 were paid by the Company’s then partner on the property.  The costs of the water treatment plant during the three months ended June 30, 2008 and the six months ended June 30, 2009 were paid for by the Company.

U.S. Energy Corp.
Notes to Condensed Financial Statements (Unaudited)
(Continued)

A summary of results of operations and total assets by segment follows:
U.S. ENERGY CORP.
SEGMENT INFORMATION
(Unaudited)
(Amounts in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenues:
Real estate	$745	$313	$1,479	$431
Oil & gas	645	--	1,319	--
Mineral properties management fees	4	16	9	47
Total revenues:	1,394	329	2,807	478

Operating expenses:
Real estate	498	234	1,010	401
Oil and gas	678	--	1,490	--
Impairment of oil & gas properties	--	--	1,063	--
Mineral properties	576	812	1,019	1,074
Total operating expenses:	1,752	1,046	4,582	1,475

Interest expense
Real estate	--	74	19	74
Mineral properties	30	--	30	--
Total interest expense:	30	74	49	74

Operating gain/(loss)
Real estate	247	5	450	(44)
Oil & gas	(33)	--	(1,234)	--
Mineral properties	(602)	(796)	(1,040)	(1,027)
Operating (loss)	(388)	(791)	(1,824)	(1,071)

Other revenues and expenses:	(1,808)	(1,529)	(3,831)	(3,483)

(Loss) before discontinued
operations and income taxes	$(2,196)	$(2,320)	$(5,655)	$(4,554)

Depreciation expense:
Real estate	$261	$98	$521	$148
Oil & gas	607	--	1,320	--
Mineral properties	13	7	28	18
Corporate	100	117	201	241
Total depreciation expense	$981	$222	$2,070	$407

	As of
	June 30,	December 31,
	2009	2008
Assets by segment
Real estate	$ 25,756	$ 30,980
Oil & Gas properties	7,180	8,523
Mineral properties	22,991	24,927
Corporate assets	62,171	78,201
Total assets	$ 118,098	$ 142,631

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors, which have affected the Company's liquidity, capital resources and results of operations during the quarter and six months ended June 30, 2009 and 2008.

General Overview

The Company is involved in the exploration for and development of oil and gas, minerals and geothermal energy as well as real estate development.  The Company’s primary objective in the short to midterm is to develop and acquire oil and gas producing properties as well as develop its geothermal properties.  The long term goal of the Company is to participate in the development of the Mount Emmons molybdenum property in Colorado.  In addition to the Company’s oil and gas revenues, the Company owns one multifamily housing project as well as various other real estate properties which provide cash flows to fund operations.  Through these businesses, it is the Company’s primary goal to improve shareholder value by developing long term cash flows and net income.

Liquidity and Capital Resources

The Company, at June 30, 2009, had $2.0 million in cash and cash equivalents and $40.9 million in Treasury Bills with longer than 90 day maturities from date of purchase for a total of $42.9 million or $2.01 per outstanding common share.  Its working capital (current assets minus current liabilities) was $49.3 million.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at June 30, 2009 will be sufficient to fund its operations and capital projects through the balance of 2009 and into the future.

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

Cash flows during the quarter ended June 30, 2009:

•	Operations consumed $2.0 million, Investing Activities provided $14.6 million and Financing Activities consumed $19.1 million for a net decrease in cash of $6.5 million.
•	For a discussion on cash consumed in Operations please refer to Results of Operations below.

Investing Activities:
•
Cash provided by investing activities was generated primarily through the redemption of U.S. Government Treasury Bills, $10.4 million and restricted cash investments held as collateral for a construction loan, $4.8 million, for a total of $15.2 million.

•
Additional cash was provided by investing activities as a result of the Company’s receipt of the first of six anticipated payments of $1.0 million from Thompson Creek Metals USA, (“TCM”) as an option payment on the Mount Emmons property.

•
Investing activities also consumed cash through the completion of the development of its multifamily housing unit in Gillette, Wyoming, $90,000, the acquisition and development of oil and gas properties, $1.3 million, and the purchase of property and equipment, $168,000.

Financing Activities:
•
The Company retired $17.7 million in debt during the six months ended June 30, 2009.  This debt consisted of $16.8 million for the construction of the Company’s multifamily housing property in Gillette, Wyoming and $875,000 for the joint purchase with TCM of a parcel of property.

•	The Company also purchased 706,071 shares of its common stock pursuant to its stock buyback plan which consumed $1.4 million during the six months ended June 30, 2009.

Following is a discussion regarding the Company’s Capital Resources and Capital Requirements during the balance of 2009.  For longer range projections of the Company’s capital resources and requirements, please refer to the Form 10-K for the year ended December 31, 2008.

Capital Resources

Sources of capital during the balance of 2009 are (1) the sale of oil and gas production from the Company’s existing and anticipated oil and gas operations, (2) receipts of cash for the rental of real estate properties, (3) cash on hand and (4) if needed, a line of credit with our commercial bank in the amount of $5.0 million.

Oil and Gas Production

At June 30, 2009 the Company had one producing gas well and one additional successful well which will not begin production until the third quarter of 2009.  The Company receives on average $220,000 per month from the one producing well and it has an average monthly operating cost of $28,000 per month, before non cash depletion expense, for average cash flows of $192,000 per month from oil and gas production.  The Company anticipates that cash flows from oil and gas operations will continue at this level through the balance of 2009.  Decreases in the price of oil and gas however could decrease these monthly cash flow amounts.

Primarily due to the low market price for gas at March 31, 2009, the Company recorded a $1.1 million non-cash ceiling test write down of all of its oil and gas properties during the first quarter of 2009. At June 30, 2009, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using quarter end prices of $3.70 per Mcf of gas and $69.82 per barrel of oil. Capitalized costs for oil and gas properties at June 30, 2009 do not exceed the ceiling test limit and no further impairment was recorded.

The ultimate amount of cash which will be derived from the production of oil and gas will be determined by the price of oil and gas as well as the cost of production.  The ultimate life of producing wells will likewise be impacted by market prices and costs of production.  The Company plans on continuing in the oil and gas exploration business and may also acquire existing production.

Real Estate

The Company’s multi-family property in Gillette, Wyoming is complete and is experiencing stabilized occupancy rates above 91%.  The revenues are approximately $230,000 per month and net cash flow from this property is approximately $170,000 per month.  Although the occupancy rate is still high, as of June 30, 2009 there is evidence that the overall housing rental market in Gillette is beginning to soften.  Lower overall commodity prices for coal and natural gas (the primary industries in Gillette, Wyoming) and the resulting reductions in workforces is placing pressure on the rental housing market.  The Company will continue to focus on tenant retention and control of overhead costs in an effort to minimize the impact of any downturn. Mid to long term, the Company may elect to either finance or sell the property if it has projects with higher yields on investment dollars.  The property cost $24.5 million and has been appraised in excess of that amount.

Cash on Hand

The Company invests its working capital in interest bearing accounts and the majority of its cash surplus in short term U.S. Government Treasuries.  Although the Company could benefit from higher interest bearing investments, it has its cash invested in U.S. Treasuries to preserve the principal in the current turbulent financial markets and to avoid becoming an inadvertent investment company.

Capital Requirements

The direct capital requirements of the Company during the balance of 2009 are the funding of the water treatment plant at the Mount Emmons molybdenum project, development of the Company’s interest in its oil and gas properties, and the potential acquisition of additional oil and gas properties or companies, operations at Remington Village, funding of our geothermal operations and general and administrative costs.

Mount Emmons Molybdenum Property

Under the terms of its agreement with TCM, the Company is responsible for all costs associated with operating the water treatment plant at the Mount Emmons molybdenum property.  Operating costs during the balance of 2009 are projected to be approximately $846,000.  Additionally, the Company has budgeted $587,000 for capital improvements at the plant which are expected to improve its efficiency.  The Company also participates on a 50 – 50 basis with TCM on costs associated with a parcel of real estate and other nominal project related maintenance and security costs.  The Company’s portion of those costs during the balance of 2009 is projected to be $67,000.  Actual future costs could be different from those estimates made above.

Oil and Gas Development

PetroQuest Energy, Inc. (“PQ”)

The Company’s portion of operating costs and expenses for its producing well are projected to be $170,000 during the remaining six months of 2009.

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

YUMA Exploration and Production Company Inc. (“YUMA”)

The Company has budgeted $1.0 million in drilling costs in the fourth quarter of 2009 for wells with YUMA.  The actual expenditure of these funds is contingent upon the generation of viable drilling prospects by seismic evaluation, and also the availability and cost of drill rigs.  No firm commitment has been made to drill any wells as of June 30, 2009.

Wildes Exploration Agreement (“Wildes”)

The Company is contracted to pay Wildes an annual $100,000 consulting and management fee for the prospects with PQ and an additional $50,000 annually for properties with Yuma.  Additionally, Wildes has a back in interest in wells drilled with PQ, Yuma and Houston Energy.  Each back in is governed by different contracts but is not effectuated until such time as the Company has recovered its cost plus varying amounts.  No back in interests will become effective during the remainder of 2009 for Wildes.

Texas Land & Petroleum Company, LLC (“TL&P”)

The Company has budgeted $2.6 million for the drilling of up to 6 exploratory wells with TL&P during 2009.  After the first well is drilled, the Company will determine if it will participate in subsequent wells.  Drilling of the first well was scheduled for the first quarter of 2009 but has been delayed to the third or fourth quarter of 2009 in anticipation of lower rig rates.  No drilling had occurred on the TL&P prospect as of June 30, 2009.  The Company indicated to TL&P that if drilling does not commence during the third quarter of 2009 that it will request a refund of it’s prospect fee and will withdraw from the prospect.

Houston Energy, L.P. (“Houston Energy”)

The Company has committed to drill one well with Houston Energy during the third quarter of 2009.  The Company’s share of the prospect fees, land and drilling costs for this well is expected to be approximately $516,000.  In addition, the Company has committed to complete the productive well that was drilled in the 2nd quarter of 2009.  The Company’s share of the projected completion and facilities costs is approximately $139,000.

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

Real Estate

The cash operating costs of the multifamily housing project in Gillette, Wyoming are estimated to be $390,000 for the balance of 2009.  There are no additional budgeted capital expenditures for real estate operations during 2009.

Geothermal Energy Projects

The Company has a 25% ownership interest in a geothermal company.  Budgeted cash expenditures to maintain the Company’s 25% ownership will require the expenditure of an estimated $3.1 million during the balance of 2009 if all the contemplated drilling and property acquisition projects are achieved.  The Company has also explored various opportunities of expanding its involvement in the geothermal sector.  Capital resources from public, commercial or equity financial institutions may be needed to fund such an acquisition in addition to the investment of cash resources on hand.

Reclamation Costs

At June 30, 2009, there were no reclamation projects on the Company’s mineral or oil and gas properties that would require the expenditure of cash reserves during the balance of 2009.

Results of Operations

Three Months Ended June 30, 2009 compared to 2008

Operations for the quarter ended June 30, 2009 resulted in a loss of $2.9 million, or $0.13 per share, as compared to a loss of $1.8 million, or $0.07 per share, during the quarter ended June 30, 2008.  The losses at June 30, 2009 and 2008 included $1.6 million and $1.5 million in non cash items, respectively, consisting of depreciation, amortization, depletion, non cash compensation and non cash payment for services rendered.  Depreciation, amortization and depletion expense increased $759,000 during the quarter ended June 30, 2009 over the prior year due primarily to the completion of the Company’s multifamily housing project, in the amount of  $164,000, and the amortization of full cost oil and gas capitalized costs in the amount of $607,000 and a net decrease of $12,000 from fully depreciated assets.

The Company recognized $1.4 million in revenues during the quarter ended June 30, 2009 as compared to revenues of $329,000 during the same quarter of the prior year.  Real estate revenues increased by $432,000 as a result of the completion of the multifamily housing project in Gillette, Wyoming and oil and gas revenues increased $645,000 as a result of production from an oil and gas well completed in the fourth quarter of 2008.  Real estate operations resulted in a net gain before taxes of $247,000.  Oil and gas operations resulted in a net loss of $33,000 before taxes as a result of the high amortization of capitalized costs and low gas prices experienced during the quarter ended June 30, 2009.

The following table summarizes production volumes, average sales prices and operating revenues for the three months ended June 30, 2009 and 2008:

			2009 Period Compared to 2008 Period
	Three Months Ended			%
	June 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Production volumes
Oil and condensate (Bbls)	3,484	--	3,484	100%
Natural gas (Mcf)	114,499	--	114,499	100%
Natural gas liquids (Bbls)	1,003	--	1,003	100%
Average sales prices
Oil and condensate (per Bbl)	$59.13	$--	$59.13	100%
Natural gas (per Mcf)	3.45	--	3.45	100%
Natural gas liquids (per Bbl)	43.68	--	43.68	100%
Operating revenues (in thousands)
Oil and condensate	$206	$--	$206	100%
Natural gas	395	--	395	100%
Natural Gas Liquids	44	--	44	100%
Total Operating Revenue	645	--	645	100%
Lease Operating Expense	(71)	--	(71)	100%
Gain before DD&A	574	--	574	100%
DD&A	(607)	--	(607)	100%
Gain (Loss)	$(33)	$--	$(33)	100%

When the Company entered into its agreement with TCM, it agreed to pay all costs associated with the water treatment plant at the Mount Emmons molybdenum property and thereby recorded $576,000 in costs and expenses for that facility during the quarter ended June 30, 2009.

General and administrative expenses increased by $50,000 during the quarter ended June 30, 2009 as compared to the prior year.

Other income and expenses – The Company recorded an equity loss from its investment in a geothermal partnership in the amount of $75,000 during the quarter ended June 30, 2009 with no similar losses reported during the prior year.  Interest income decreased from $297,000 during the quarter ended June 30, 2008 by $208,000 to interest income of $89,000 at June 30, 2009.  The decrease is a result of lower amounts of cash invested in interest bearing instruments and lower interest paid on those investments.

The Company therefore recorded a net loss before taxes of $2.2 million during the quarter ended June 30, 2009 as compared to a net loss before taxes of $2.3 million during the quarter ended June 30, 2008.

Six Months Ended June 30, 2009 compared to 2008

Operations for the six months ended June 30, 2009 resulted in a loss of $5.2 million, or $0.24 per share, as compared to a loss of $3.5 million, or $0.15 per share, during the six months ended June 30, 2008.  The losses at June 30, 2009 and 2008 included $4.2 million and $2.8 million in non cash items, respectively, consisting of depreciation, amortization, depletion, impairments taken on oil and gas properties, non cash compensation and non cash payment for services rendered.  Depreciation, amortization and depletion expense increased $1.7 million during the six months ended June 30, 2009 over the prior year due primarily to the completion of the Company’s multifamily housing project, in the amount of  $373,000, and the amortization of full cost oil and gas capitalized costs in the amount of $1.3 million.

The Company recognized $2.8 million in revenues during the six months ended June 30, 2009 as compared to revenues of $478,000 during the same period of the prior year.  Real estate revenues increased by $1.0 million as a result of the completion of the multifamily housing project in Gillette, Wyoming and oil and gas revenues increased $1.3 million as a result of production from an oil and gas well completed in the fourth quarter of 2008.  Real estate operations resulted in a net gain before taxes of $469,000.  Oil and gas operations resulted in a net loss of $171,000 million which includes $1.3 million in non cash depletion and amortization expense.  The Company also recorded an impairment of $1.1 million during the quarter ended March 31, 2009 on all of its oil and gas properties due to the decline in gas prices.

The following table summarizes production volumes, average sales prices and operating revenues for the six months ended June 30, 2009 and 2008:

			2009 Period Compared to 2008 Period
	Six Months Ended			%
	June 30,		Increase	Increase
	2009	2008	(Decrease)	(Decrease)
Production volumes
Oil and condensate (Bbls)	7,100	--	7,100	100%
Natural gas (Mcf)	230,877	--	230,877	100%
Natural gas liquids (Bbls)	1,003	--	1,003	100%
Average sales prices
Oil and condensate (per Bbl)	$46.34	$--	$46.34	100%
Natural gas (per Mcf)	4.10	--	4.10	100%
Natural gas liquids (per Bbl)	43.68	--	43.68	100%
Operating revenues (in thousands)
Oil and condensate	$329	$--	$329	100%
Natural gas	946	--	946	100%
Natural Gas Liquids	44	--	44	100%
Total Operating Revenue	1,319	--	1,319	100%
Lease Operating Expense	(170)	--	(170)	100%
Impairment	(1,063)	--	(1,063)	100%
Gain before DD&A	86	--	86	100%
DD&A	(1,320)	--	(1,320)	100%
Gain (Loss)	$(1,234)	$--	$(1,234)	100%

When the Company entered into its agreement with TCM, it agreed to pay all costs associated with the water treatment plant at the Mount Emmons molybdenum property and thereby recorded $1.0 million in costs and expenses for that facility during the six months ended June 30, 2009.   Costs associated with the water treatment plant during the three months ended March 31, 2008 were paid by the Company’s then partner prior to its exit from the project on June 30, 2008.  Costs of the water treatment plant for the three months ended June 30, 2009 and June 30, 2008 were paid by the Company.

General and administrative expenses decreased by $525,000 during the six months ended June 30, 2009 as compared to the prior year.  This reduction is due to cost saving efforts.

Other income and expenses – The Company recorded an equity loss from its investment in a geothermal partnership in the amount of $166,000 during the six months ended June 30, 2009 with no similar losses reported during the prior year.  Interest income decreased from $851,000 during the six months ended June 30, 2008 by $675,000 to interest income of $176,000 at June 30, 2009.  The decrease is a result of lower amounts of cash invested in interest bearing instruments and lower interest paid on those investments.

The Company therefore recorded a net loss before taxes of $5.7 million during the six months ended June 30, 2009 as compared to a net loss before taxes of $4.6 million during the six months ended June 30, 2008.  The increase in the loss between the two periods is primarily due to the impairment taken on the oil and gas assets and the reduction of interest income earned during the periods.  Offsets to these increases are the gain from real estate operations and reductions of general and administrative costs and expenses.

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

Mineral properties at June 30, 2009 and December 31, 2008 reflect capitalized costs associated with the Company’s Mount Emmons molybdenum property near Crested Butte, Colorado.  The Company has entered into an agreement with Thompson Creek Metals Company USA (“TCM”) to develop this property.  TCM may earn up to a 75% interest in the project for the investment of $400 million.  The Company received the first of six annual payments in the amount of $1.0 million in January 2009.  This payment was applied as a reduction of the Company’s investment in the Mount Emmons property.

Molybdenum prices declined from a ten year high average price of $34.13 per pound in July  2008 to a ten year low average price of $10.00 per pound in December 2008 and continued to decline during the first quarter of 2009.  During the second quarter of 2009 spot prices for Molybdenum increased to a high of $15.75 per pound.  The historic models prepared by third parties indicate that prices for Molybdenum could decrease even lower than $10.00 and the property would still be economical given the carried investment amount of $22.9 million at June 30, 2009 and $23.9 at December 31, 2008.  No impairment was therefore taken during either period on the Mount Emmons molybdenum property.

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

Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at June 30, 2009 and December 31, 2008 which were not included in the amortized cost pool were $3.2 million and $3.0 million, respectively.  These costs consist of seismic costs that are being analyzed for potential drilling locations as well as land costs.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are evaluated, drilled or abandoned.

Primarily due to the low market price for gas at March 31, 2009, the Company recorded a $1.1 million non-cash ceiling test write down of all its oil and gas properties during the first quarter of 2009. At June 30, 2009, the Company computed the estimated future net cash flows from its proved oil and gas reserves, discounted at 10%, using quarter end prices of $3.70 per Mcf of gas and $69.82 per barrel of oil. Capitalized costs for oil and gas properties at June 30, 2009 do not exceed the ceiling test limit and no further impairment was recorded.  Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If oil or gas prices decline substantially, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that additional write-downs of oil and gas properties could occur in the future.

Long Lived Assets

The Company evaluates its long-lived assets, which consist of commercial real estate, for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment calculations are based on market appraisals.  If rental rates decrease or costs increase to levels that result in estimated future cash flows, on an undiscounted basis, that are less than the carrying amount of the related asset,  an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  At June 30, 2009 and December 31, 2008 and 2007, no impairment existed on the Company’s long lived assets as the appraised value at December 31, 2008 exceeded construction and carrying value and rental rates remained strong and costs within projected limits.

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

Future Operations

Management intends to continue seeking opportunities presented by the recent and future projected market prices for oil and gas, minerals and geothermal assets.  We intend to acquire new oil and gas properties and pursue new business opportunities in the mineral and geothermal business.  Long term, we intend to be prepared to pay our share of the holding and development costs associated with the Mount Emmons property.

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

At June 30, 2009, the Company is receiving revenues from its oil and gas business.  The Company’s revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisition of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

The Company’s multifamily housing could be affected negatively if there was a sustained down turn in the price of coal, natural gas and oil which could affect the demand for housing in the Gillette, Wyoming area.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals business. In particular, careful consideration should be given to cautionary statements made in the various reports the Company has filed with the Securities and Exchange Commission. The Company undertakes no duty to update or revise these forward-looking statements.

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

Contractual Obligations

We had two divisions of contractual obligations at June 30, 2009: Debt to third parties of $1.0 million with interest at 6% per annum and asset retirement obligations of $150,000.  The debt will be paid over a period of five years and the asset retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

(Amounts in thousands)

	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	1,000	200	600	200	--

Other long-term liabilities	150	--	--	26	124

Totals	$1,150	$200	$600	$226	$124

On April 17, 2009, the Board of Directors approved employment agreements with the four executive officers (Keith G. Larsen, Mark J. Larsen, Robert Scott Lorimer, and Steven R. Youngbauer).

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company experiences market risks primarily in two areas: interest rates and commodity prices. Our mineral related revenues are derived from the sale of our natural gas and crude oil production.  In the future, the Company may seek to reduce its exposure to commodity price volatility by hedging a portion of production through commodity derivative instruments.   At June 30, 2009, the Company had not put any hedges in place for its existing production.

Lower overall commodity prices for coal and natural gas (the primary industries in Gillette, Wyoming) and the resulting reductions in workforces is placing pressure on the rental housing market and our real estate revenues.  Although the current occupancy rate is still high, as of June 30, 2009 there is evidence that the overall housing rental market in Gillette is beginning to soften.  No assurance can be given that the current occupancy rates will not fall due to lower commodity prices or a surplus of houses that may become available due to defaults on existing mortgages.

Revenues earned and cash received from invested surplus cash are dependent on the interest rates paid on U.S. Treasury Bills which in turn is directly dependant on the general economy and need for credit.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company’s management, including its Chief Executive Office and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Water Treatment Facility – Permit Renewal Protest

On May 5, 2009, the Administrative Law Judge denied the Colorado Water Quality Division’s and the Company’s motion to enter a dispositive ruling on the scope of the Division’s authority to impose financial assurances requirements in the issuance of a renewal NPDES permit for the water treatment plant at the Mount Emmons property and dismiss the appeal.  A hearing has been scheduled for October 2, 2009 in Denver, Colorado.

Appeal of Approval of Notice of Intent to Conduct Prospecting for the Mount Emmons Property

On June 5, 2009, the District Court of Colorado denied the Colorado Division of Reclamation, Mining, and Safety’s and the Company’s Motion to Dismiss the appeal.  A hearing date has not yet been scheduled.

For information on other legal proceedings wherein there have been no new developments since June 30, 2009, see Item 1, Part II of the Annual Report on Form 10-K filed on March 13, 2009 and the Form 10-Q filed on May 8, 2009.  For detailed information on the proceedings disclosed above, see the Annual Report (Item 1 of Part II, pages 28 to 30) under the caption “Water Treatment Facility – Permit Renewal Protest” and “Appeal of Approval of Notice of Intent to Conduct Prospecting for the Mount Emmons Property”.

ITEM 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” (pages 13 to 20) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the 10-Q filed on May 8, 2009, which could materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

The continued credit crisis and related turmoil in the global financial system may have a material impact on the Company’s ability to finance the purchase of producing or exploratory oil and gas properties.  The availability of credit to the Company’s industry partners may also affect their ability to continue exploration and development activities.  The current economic situation could also have an impact on the Company’s industry partners, causing them to fail to meet their obligations to the Company, and on the liquidity of our operating partners, resulting in delays in operations or failure to make required payments.  Additionally, the current economic situation could lead to reduced demand for natural gas and oil, or further reductions in the prices of natural gas and oil, or both, which could have a negative impact on the Company’s financial position, results of operations and cash flows.  While the ultimate outcome and impact of the current financial crisis cannot be predicted, it may have a material adverse effect on the Company’s future liquidity, results of operations and financial condition.

ITEM 2.  Changes in Securities and Use of Proceeds

During the six months ended June 30, 2009, the Company issued a total of 40,000 shares of its common stock.  These shares were issued as new issuances pursuant to the 2001 stock compensation plan.  The Company also purchased and cancelled 706,071 shares of its common stock under its Stock Buyback Plan which is now completed.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Shareholders

On June 26, 2009, the annual meeting of shareholders was held for the election of two directors to serve until the terms stated in the Proxy Statement (until the 2012 Annual Meeting of Shareholders and until their successors are elected or appointed and qualified).  With respect to the election of the directors, the votes cast were as follows:

Name of Director	Votes For	Withheld
Keith G. Larsen	16,525,397	322,997
Allen S. Winters	16,449,761	398,633

The directors now are Keith G. Larsen, Mark J. Larsen, Robert Scott Lorimer, H. Russell Fraser, Allen S. Winters, Michael T. Anderson and Michael Feinstein.

The shareholders also voted on the ratification of appointment of Hein & Associates LLP, the votes cast were as follows:

	Votes For	Votes Against	Abstain
Ratification of appointment of Hein & Associates LLP as independent auditors for the current fiscal year.	14,482,178	214,537	42,203

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed eight (8) reports on Form 8-K for the quarter ended June 30, 2009. The events reported were as follows:

	1.	The report filed on April 1, 2009, under Item 8.01 referenced a Participation Agreement with Houston Energy L.P.

	2.	The report filed on April 21, 2009, under Item 5.02 and 5.03 referenced the approval of employment agreements with executive officers and the amendment to the Company’s Bylaws.

	3.	The report filed on May 11, 2009, under Item 8.01 referenced the spudding of the first well with Houston Energy L.P.

	4.	The report filed on May 13, 2009, under Item 8.01 referenced the reporting of First Quarter highlights and Financial results.

	5.	The report filed on May 18, 2009, under Item 8.01 referenced the Additional Oil and Gas Participation Agreement with Houston Energy LP.

	6.	The report filed on June 1, 2009, under Item 8.01 referenced the Initiation of Geothermal Temperature Gradient Drilling Program with Standard Steam Trust, LLC.

	7.	The report filed on June 8, 2009, under Item 8.01 referenced the Positive Drilling Results and Completion on first well with Houston Energy L.P.

	8.	The report filed on June 22, 2009, under Item 8.01 referenced the Drill Results from second well with Houston Energy L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

U.S. ENERGY CORP.
(Company)

Date: August 7, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: August 7, 2009	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer