Form 10-K/A
period 2008-12-31
US ENERGY CORP
filed 2009-11-13
CIK 101594

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                              Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if smaller reporting company)                                                                                                                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $69,971,930 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $3.08 per share).

There were 21,521,329 shares of the registrant’s Common Stock outstanding as of March 9, 2009.

Documents incorporated by reference:   None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is made for the purpose of (i) amending Item 5 of Part II by the addition of certain Equity Compensation Plan Information, a Performance Graph, and Purchases of Equity Securities; and (ii) adding Exhibits 2.1, 4.9, 4.10, 10.3, 10.4, 10.5, revising certain exhibits refiled herewith or incorporated by reference herein, and filing herewith current Exhibits 31.1 and 31.2

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLER MATTERS
AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Shares of USE common stock are traded on the over-the-counter market, and prices are reported on a "last sale" basis on the Nasdaq Capital Market of the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). Quarterly high and low sale prices follow:

	High	Low

Calendar year ended December 31, 2008
First quarter ended 03/31/07	$4.45	$3.17
Second quarter ended 06/30/07	3.30	2.42
Third quarter ended 09/30/07	3.27	1.87
Fourth quarter ended 12/31/07	2.60	1.52

	High	Low

Calendar year ended December 31, 2007
First quarter ended 03/31/08	$6.19	$4.60
Second quarter ended 06/30/08	6.79	5.28
Third quarter ended 09/30/08	5.77	4.29
Fourth quarter ended 12/31/08	5.74	4.17

Holders

At March 9, 2009 the closing market price was $1.67 per share.  There were approximately 2,092 shareholders of record, with 21,935,129 shares of common stock issued and outstanding at December 31, 2008.

Dividends

We paid a one time special $0.10 per share cash dividend to common shareholders of record on July 6, 2007.  There are no contractual restrictions on our present or future ability to pay cash dividends.

Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2008

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1998 Stock Option Plan	434,215	$2.40	0
2001 Incentive Stock Option Plan	3,282,883	$3.80	1,924,524
2001 Stock Compensation Plan	(1)	(1)	(1)
2008 Stock Option plan for U.S. Energy Corp. Independent Directors and Advisory board members	130,000	$2.52	81,351

Equity compensation plans not approved by security holders	0	$0.00	$0
Total	3,847,098	$3.60	2,005,875

(1) The 2001 Stock Compensation Plan provides for the issuance of 5,000 shares of common stock to the four officers of the Company each quarter (for a total of 20,000 shares per quarter, or 80,000 annually).  This plan does not have an expiration date or a limit on the number of shares which will be issued over time.

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

Unregistered Securities

We issued 126,878 shares for the 2008 funding of the ESOP established for employees.  The ESOP funding represents the minimum required amount.  We also issued 85,000 shares as per the terms of the 2001 Stock Award Plan to executive officers of the Company.  These shares were issued as restricted securities in reliance on the exemption available to us under Section 4(2) of the Securities Act of 1933, based on the limited number of persons to whom the shares were issued and status of certain of such persons as accredited investors.

Cancellation of Shares

We cancelled 155,811 held by the Company’s ESOP which had not been distributed to individual employee accounts and were held as security for a note from the ESOP to the Company.  We also cancelled an additional 2,160,129 shares that were purchased under the Stock Buyback Plan.

Stock BuyBack Plan

In the fourth quarter of 2009, the Company purchased 1,230,574 shares of common stock, at an average price of $2.21 per share, pursuant to the stock buyback plan.

			Total Number	Maximum
			of Shares Purchased	Dollar Value of
	Total Number	Average Price	as Part of	Shares that may
	Of Shares	Paid per	Publicly Announced	be purchased under
Period	Purchased	Share	Plan	Plan
October 1 to 31 2008	729,365	$2.46	1,886,920	$2,326,262
November 1 to 30 2008	239,509	$2.05	2,126,429	$1,835,119
December 1 to 31 2008	261,700	$1.67	2,388,129	$1,398,227
Total	1,230,574	$2.21

(a)	On June 22, 2007, the Company announced a stock buyback plan. On September 19, 2008, the Company announced that the plan was amended.
(b)	On June 22, 2007, plan was approved for the purchase up to $5.0 million of common stock. On September 19, 2008, the plan was increased for the total purchase of $8.0 million of common stock.
(c)	The plan does not have a stated expiration date.
(d)	The plan did not expire in 2008.
(e)	The Company did not determine to terminate the plan in 2008, and at December 31, 2008, the Company intended to make further purchases.

Stock Performance Graph

The following graph compares the cumulative return on a $100 investment in our common stock from for the five years ended December 31, 2008, to that of the cumulative return on a $100 investment in the S&P 500, the NASDAQ Market Index, and the S&P Small Cap 600 Energy Index.  In calculating the cumulative return, we assumed reinvestment of the $0.10 per share cash dividend paid in July 2007.  The indices are included for comparative purpose only. This graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG U.S. ENERGY CORP., THE S&P 500, THE NASDAQ MARKET INDEX, AND THE
S&P SMALL CAP 600 ENERGY INDEX

PART IV
Exhibit No.	Title of Exhibit

2.1
Agreement and Plan of Merger dated as of January 23, 2007, by and between U.S. Energy Corp. and Crested Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed April 2, 2007)

3.1	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed September 14, 1990)

3.1(a)	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed September 14, 1992)

3.1(b)
Articles of Amendment (Second) to Restated Articles of Incorporation (establishing Series A Convertible Preferred Stock) (incorporated by reference from Exhibit 3.1(B) to the Company’s Annual Report on Form 10-K filed September 13, 2000)

3.1(c)
Articles of Amendment (Third) to Restated Articles of Incorporation (increasing number of authorized shares) (incorporated by reference from Exhibit 3.1(C) to the Company’s Registration Statement on Form S-3  (333-75864), filed December 21, 2001)

3.1(d)
Articles of Amendment to Restated Articles of Incorporation (providing that directors may be removed by the shareholders only for cause) (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed June 26, 2006)

3.1(e)	Articles of Amendment to Restated Articles of Incorporation (creating Series P Preferred Stock) (see exhibit 4.11 below)

3.2	Bylaws, as amended through March 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed March 14, 2008)

4.1
Amendment to 1998 Incentive Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002)

4.2	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)

4.3	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)

4.4 – 4.8	Intentionally omitted

4.9 *	Warrant to Purchase Common Shares, effective October 15, 2005, between R. Jerry Falkner and U.S. Energy Corp.

4.10 *	Class B Warrant to Purchase Common Shares dated March 2, 2004 as amended through July 16, 2007, between Bourne Capital, LLC and U.S. Energy Corp.

4.11
Rights Agreement dated as of September 19, 2001, amended as of September 30, 2005, between U.S. Energy Corp. and Computershare Trust Company, Inc. as Rights Agent. The Articles of Amendment to the Restated Articles of Incorporation creating the Series P Preferred Stock are included as Exhibit C to the Rights Agreement, as well as the form of Right Certificate  and Summary of Rights (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G/A filed November 17, 2005)

4.12 – 4.20	[intentionally left blank]

4.21	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)

10.1
Exploration, Development and Mine Operating Agreement dated August 19, 2008, by and between U.S. Energy Corp. and Thompson Creek Metals Company USA – Redacted(1) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008)

10.2
Form of Production Payment Royalty Agreement (Exhibit A to the Asset Purchase Agreement with sxr Uranium One, Inc.) (incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 8-K filed February 23, 2007)

10.3
Agreement to Establish a Rule 10b5-1 Buying Plan (Stock BuyBack Plan), dated September 19, 2008 between U.S. Energy Corp. and RBC Capital Markets Corporation (incorporated by reference from Exhibit 8.1 to the Company’s Report on Form 8-K filed September 19, 2008)

10.4
Voting Agreement dated as of January 23, 2007 between U.S. Energy Corp. and Crested Corp. and Certain Shareholders of Crested Corp. (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed April 2, 2007)

10.5
Amendment to Agreements, effective January 31, 2007, between Uranium Power Corp. and U.S. Energy Corp., Crested Corp., and USECC (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed April 2, 2007)

14.0	Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 30, 2004)

16.0	Concurrence letter of former accountants (incorporated by reference from Exhibit 16(B) to the Company’s Report on Form 8-K/A filed February 1, 2007)

21.1 *	Subsidiaries of Registrant

23.0	Consent of Ryder Scott Company (incorporated by reference from Exhibit 23.0 to the Company’s Annual Report on Form 10-K filed March 13, 2009)

31.1 *	Certification under Rule 13a-14(a) Keith G. Larsen

31.2 *	Certification under Rule 13a-14(a) Robert Scott Lorimer

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

U.S. ENERGY CORP. (Registrant)

Date: November 13, 2009	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer