Form 10-Q
period 2010-03-31
US ENERGY CORP
filed 2010-05-10
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2010 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission File Number: 0-6814

[Missing Graphic Reference]

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

Large accelerated filer    ☐ Accelerated filer    ☐  Non-accelerated filer   ☒  (Do not check if a smaller reporting company)Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 7, 2010, there were issued and outstanding 26,737,320 shares of the Company’s common stock, $.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009 (unaudited)	4-5

	Condensed Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	6

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	7-8

	Notes to Condensed Financial Statements (unaudited)	9-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36-37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K	38

	Signatures	39

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$19,350	$33,403
Marketable securities
Held to maturity - treasuries	25,480	22,059
Available for sale securities	855	1,178
Accounts receivable
Trade	4,248	3,882
Reimbursable project costs	2	2
Income taxes	353	353
Other current assets	1,105	1,223
Total current assets	51,393	62,100

INVESTMENT	3,921	2,958

PROPERTIES AND EQUIPMENT:
Oil and gas properties under full cost method, net	33,311	26,002
Undeveloped mining claims	21,969	21,969
Commercial real estate, net	22,985	23,200
Property, plant and equipment, net	9,309	9,301
Net properties and equipment	87,574	80,472

OTHER ASSETS	1,213	1,193
Total assets	$144,101	$146,723

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$2,055	$6,500
Accrued compensation	784	1,748
Current portion of long-term debt	200	200
Other current liabilities	213	224
Total current liabilities	3,252	8,672

LONG-TERM DEBT, net of current portion	600	600

DEFERRED TAX LIABILITY	8,158	7,345

ASSET RETIREMENT OBLIGATIONS	228	211

OTHER ACCRUED LIABILITIES	799	762

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 26,502,658 and 26,418,713
shares issued, respectively	265	264
Additional paid-in capital	119,608	118,998
Accumulated surplus	11,012	9,485
Unrealized gain on marketable securities	179	386
Total shareholders' equity	131,064	129,133
Total liabilities and shareholders' equity	$144,101	$146,723

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except shares and per share data)
	Three months ended March 31,
	2010	2009
OPERATING REVENUES:
Oil and gas	$6,824	$674
Real estate	639	734
	7,463	1,408
OPERATING COSTS AND EXPENSES:
Oil and gas	2,500	812
Impairment of oil and gas properties	--	1,063
Real estate	553	512
Water treatment plant	349	443
Mineral holding costs	57	--
General and administrative	2,668	2,005
	6,127	4,835
OPERATING INCOME (LOSS)	1,336	(3,427)
OTHER INCOME AND (EXPENSES):
Gain on sales of assets	115	5
Equity gain/(loss) from
unconsolidated investment	963	(91)
Miscellaneous income	1	5
Interest income	59	87
Interest expense	(17)	(38)
	1,121	(32)
INCOME (LOSS) BEFORE
INCOME TAXES	2,457	(3,459)
INCOME TAXES:
Current (provision for) benefit from	--	677
Deferred (provision for) benefit from	(930)	435
	(930)	1,112
NET INCOME (LOSS)	$1,527	$(2,347)
NET INCOME (LOSS) PER SHARE
Basic	$0.06	$(0.11)
Diluted	$0.05	$(0.11)
Weighted average shares outstanding
Basic	26,487,162	21,654,519
Diluted	27,785,572	21,654,519

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,527	$(2,347)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations
Depreciation, depletion and amortization	2,634	1,089
Accretion of discount on treasury investment	(22)	(94)
Impairment of oil and gas properties	--	1,063
Equity (gain)/loss from unconsolidated investment	(963)	91
Deferred income taxes	930	(435)
Gain on sale of assets	(115)	(5)
Noncash compensation	376	387
Noncash services	15	19
Net changes in assets and liabilities	(1,362)	(994)
NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES	3,020	(1,226)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil and gas properties	$(13,803)	$(1,149)
Net (investment in) redemption of treasury investments	(3,398)	9,475
Development of real estate	--	(90)
Minining property option payment	--	1,000
Acquisition of property and equipment	(189)	(66)
Proceeds from sale of property and equipment	118	5
Net change in restricted investments	(20)	5,298
NET CASH (USED IN) PROVIDED
BY INVESTING ACTIVITIES	(17,292)	14,473

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Three months ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	$219	$--
Repayments of debt	--	(17,888)
Stock buyback program	--	(1,008)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	219	(18,696)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,053)	(5,449)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	33,403	8,434
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$19,350	$2,985

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5	$19
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain	$62	$454
Acquisiton and development of oil and gas
properties through accounts payable	$1,269	$--
Acquisiton and development of oil and gas
through asset retirement obligation	$13	$--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)

1)      Basis of Presentation

The accompanying unaudited condensed financial statements for the periods ended March 31, 2010 and March 31, 2009 have been prepared by U.S. Energy Corp. (“USE” or the “Company”) in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  The Condensed Balance Sheet at December 31, 2009 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed financial statements should be read in conjunction with the Company's December 31, 2009 Annual Report on Form 10-K.  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.  See Note 10.

2)      Summary of Significant Accounting Policies

For detailed descriptions of the Company’s significant accounting policies, please see Form 10-K for the year ended December 31, 2009 (Note B pages 84 to 92).

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

Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability and asset retirement obligations or the cost center ceiling.  The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on unescalated average prices per barrel of oil and per MMbtu of natural gas at the first day of each month in the 12-month period prior to the end of the reporting period and costs, adjusted for contract provisions, financial derivatives that hedge the Company’s oil and gas revenue and asset retirement obligations, (ii) the cost of properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, less (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the cost center ceiling limitation, a non-cash impairment charge is required in the period in which the impairment occurs.  At March 31, 2010, the book value of the Company’s oil and gas properties did not exceed the cost center ceiling.

Revenue Recognition

The Company records natural gas and oil revenue under the sales method of accounting. Under the sales method, the Company recognizes revenues based on the amount of natural gas or oil sold to purchasers, which may differ from the amounts to which the Company is entitled based on its interest in the properties. Natural gas balancing obligations as of March 31, 2010 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Recent Accounting Pronouncements

As of March 31, 2010, there have been no recent accounting pronouncements currently relevant to the Company in addition to those discussed on pages 90 to 92 of our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company continues to review current outstanding statements from the Financial Accounting Standards Board (“FASB”) and does not believe that any of those statements will have a material effect on the financial statements of the Company when adopted.

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

3)      Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

Components of Property and Equipment as of March 31, 2010 and December 31, 2009 are as follows:

	(In thousands)
	March 31,	December 31,
	2010	2009
Oil and Gas properties
Unevaluated	$4,273	$3,993
Well in progress	4,449	1,367
Evaluated	30,797	24,595
	39,519	29,955
Less accumulated depreciation
depletion and amortization	(6,208)	(3,953)
Net book value	33,311	26,002

Mining properties	21,969	21,969

Commercial real estate	24,622	24,600
Less Accumulated depreciation
depletion and mortization	(1,637)	(1,400)
Net book value	22,985	23,200

Building, land and equipment	14,112	14,196
Less accumulated depreciation
depletion and amortization	(4,803)	(4,895)
Net book value	9,309	9,301
Totals	$87,574	$80,472

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

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Williston Basin, North Dakota

During the first quarter of 2010, the Company completed 3 gross wells (1.02 net) with net costs to the Company of $4.6 million.  One additional gross well (0.44 net) was being drilled at March 31, 2010 with net costs to the Company of $1.1 million.  This brings the total wells drilled through March 31, 2010 under the Drilling Participation Agreement with Brigham Oil & Gas, L.P. (“Brigham”) a Delaware limited partnership wholly-owned by Brigham Exploration Company (a Delaware corporation), to 9 gross completed and producing wells (3.99 net) and one gross well (0.44 net) in progress.  The remaining 5 gross initial wells under the Drilling Participation Agreement will be drilled during the balance of 2010.

As a result of participating in all 15 wells, the Company will earn the rights to drill an additional 15 wells in the Bakken formation and potentially an additional 30 wells in the Three Forks formation for a total of 60 wells if the state of North Dakota allows two wells per formation in each spacing unit.  Brigham operates all of the wells.  If the spacing is ultimately increased to three wells per 1,280 acre spacing unit, the potential number of drilling locations could increase to 90.  The drilling of each well typically takes 30 days while the completion typically takes 21-28 days.

U.S. Gulf Coast

In February 2010, the Company spud a well (0.042 net), the ALMI #1, targeting a gas prospect located in south central Louisiana.  Drilling was in progress at March 31, 2010, with net costs to the Company of $303,000.  See Note 10, Subsequent Events.

In February 2010, the Company spud a well (0.10 net), the Main Pass 74 #A-19, targeting an oil and gas prospect located 15 miles offshore of south east Louisiana.  The operator experienced down hole difficulties during the drilling of this well and the Company recorded additional costs of $967,000 in excess of the original drilling budget during the first quarter of 2010.  Drilling was in progress at March 31, 2010, with net costs to the Company of $3.1 million.  See Note 10, Subsequent Events.

In March 2010, the Company drilled a productive well (0.048 net), the Weyerhaeuser 18 #1, targeting a gas prospect in Louisiana.  The net capitalized cost to the Company through March 31, 2010 is $85,000.

The Company is also actively pursuing the potential of acquiring additional exploration, development or production stage oil and gas properties or companies.  To further this effort, the Company has engaged an investment banker to assist in finding, evaluating and if necessary, financing the potential acquisition of such assets.

Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2010 and December 31, 2009 which were not included in the amortized cost pool were $8.7 and $5.4 million, respectively.  These costs consist of wells in progress, seismic costs that are being analyzed for potential drilling locations and land costs all related to unproved properties.  No capitalized costs related to unproved properties are included in the amortization base at March 31, 2010 and December 31, 2009.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are evaluated, drilled or abandoned.

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Ceiling Test Analysis – The Company performs a quarterly ceiling test for each of its oil and gas cost centers, which in 2010, there was only one.  The ceiling test incorporates assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended March 31, 2010, the Company used $69.64 per barrel for oil and $3.983 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing property.  The discount factor used was 10%.

At March 31, 2010, the ceiling was in excess of the net capitalized costs as adjusted for related deferred income taxes and no impairment was required.  Furthermore, as of March 31, 2010, there were no unproved properties that were considered to be impaired and reclassified to properties being amortized.  Management will continue to review its unproved properties based on market conditions and other changes and if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.  During the quarter ended March 31, 2009, the Company recorded a $1.1 million impairment.

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

Mineral properties at March 31, 2010 and December 31, 2009 reflect capitalized costs associated with the Company’s Mount Emmons molybdenum property near Crested Butte, Colorado.  The Company has entered into an agreement with Thompson Creek Metals Company USA (“TCM”) to develop this property.  TCM may earn up to a 75% interest in the project for the investment of $400 million.  The Company’s carrying balance in the Mount Emmons property at March 31, 2010 and December 31, 2009 is as follows:

(In thousands)
Costs associated with Mount Emmons
at December 31, 2009	$21,969
Development costs during the quarter
ended March 31, 2010	--
Costs at March 31, 2010	$21,969

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

Real Estate

The Company evaluates its long-lived assets, which consist of commercial real estate, for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment calculations are generally based on market appraisals.  If estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the related asset, an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  The Company does not obtain appraisals on an ongoing basis for the property.  The Company however did obtain an appraisal in 2009.  Rental property conditions have not changed significantly in the area of the Company’s property.  At March 31, 2010 and December 31, 2009, management determined that no impairment existed on the Company’s long-lived asset as the 2009 appraised value exceeded construction and carrying value and rental rates remained strong and costs within projected limits.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	March 31,	December 31,
	2010	2009
Beginning asset retirement obligation	$211	$144
Accretion of discount	4	12
Liabilities incurred	13	55
Ending asset retirement obligation	$228	$211

Mining properties	$131	$128
Oil and gas wells	97	83
Ending asset retirement obligation	$228	$211

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

5)      Fair Value

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

	(In thousands)
		Fair Value Measurements at March 31, 2010 Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Other accrued liabilities	$799	--	--	$799

Total	$799	$--	$--	$799

		Fair Value Measurements at December 31, 2009 Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Other accrued liabilities	$762	--	--	$762

Total	$762	$--	$--	$762

See Note 4 for a roll forward of the asset retirement obligation.  Other accrued liabilities is the long term portion of the Company’s executive retirement program.

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

As of March 31, 2010, the Company held $26.3 million of investments in government securities and marketable securities.  The fair value of the investments is reflected on the balance sheet as detailed below.

	(In thousands)
		Fair Value Measurements at March 31, 2010 Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Held to maturity - treasuries	$25,480	$25,480	$--	$--
Available for sale securities	855	855	--	--

Total	$26,335	$26,335	$--	$--

		Fair Value Measurements at December 31, 2009 Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Held to maturity - treasuries	$22,059	$22,059	$--	$--
Available for sale securities	1,178	1,178	--	--

Total	$23,237	$23,237	$--	$--

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

The following table summarizes, by major security type, the fair value and any unrealized gain of the Company’s investments.  The unrealized gain is recorded on the consolidated balance sheet as other comprehensive income, a component of shareholders’ equity.

	(In thousands)
March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Gain	Fair Value	Gain	Fair Value	Gain

Held to maturity - treasuries	$25,480	$--	$--	$--	$25,480	$--
Available for sale securities	855	279	--	--	855	279

Total	$26,335	$279	$--	$--	$26,335	$279

December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Gain	Fair Value	Gain	Fair Value	Gain

Held to maturity - treasuries	$22,059	$--	$--	$--	$22,059	$--
Available for sale securities	1,178	602	--	--	1,178	602

Total	$23,237	$602	$--	$--	$23,237	$602

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair market value since interest rates have remained generally unchanged from the issuance of the long-term debt.  The following is the estimated fair value and carrying value of our other financial instruments at each of these dates:

	(In thousands)
	March 31, 2010		December 31, 2009
Description	Carry Amount	Fair Value	Carry Amount	Fair Value

Long-term debt	$800	$800	$800	$800

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

6)      Long-term debt

At March 31, 2010, long term debt consists of debt related to the purchase of land which bears an interest rate of 6% per annum.  The debt is due in four equal annual payments of $200,000, plus accrued interest, beginning on January 2, 2011:

	(In thousands)
	March 31,	December 31,
	2010	2009
Debt:
Long-term Debt
Real estate note - collateralized by
property, interest at 6%	$800	$800

Less current portion	(200)	(200)
Totals	$600	$600

7)      Shareholders’ Equity

Common Stock

During the three months ended March 31, 2010, the Company issued 83,945 shares of common stock.  These shares consist of (a) 20,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan; (b) 43,912 shares issued as a result of warrants being exercised and (c) 20,033 shares as a result of the exercise of options by employees of the Company.

The following table details the changes in common stock during the three months ended March 31, 2010:

(Amounts in thousands, except for shares)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance December 31, 2009	26,418,713	$264	$118,998
2001 stock compensation plan	20,000	--	124
Exercise of employee stock options	20,033	--	49
Exercise of stock warrants	43,912	1	169
Expense of employee options vesting	--	--	253
Stock options issued to outside directors	--	--	14
Expense of company warrants issued	--	--	1
Balance March 31, 2010	26,502,658	$265	$119,608

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

During the three months ended March 31, 2010, the Company recognized $252,000 in compensation expense related to employee options.  The Company will recognize an additional $1.7 million in expense over the remaining weighted average life of the outstanding options of 1.9 years.  The Company computes the fair values of its options granted using the Black-Scholes pricing model.

Warrants to Others

From time to time the Company issues stock purchase warrants to non-employees for services. During the three months ended March 31, 2010, the Company recorded $15,000 in expense for warrants issued to third parties.  The Company will recognize an additional $90,000 in expense over the life of the outstanding warrants.

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the three months ended March 31, 2010:

	March 31, 2010
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Outstanding at beginning
Outstanding balance at December 31, 2009	3,711,114	$3.64	581,367	$2.91
Granted	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-
Exercised	(20,233)	$2.52	(43,912)	$3.86
Outstanding at March 31, 2010	3,690,881	$3.64	537,455	$2.83
Exercisable at March 31, 2010	2,895,886	$3.59	450,789	$2.89

Weighted Average Remaining Contractual Life - Years		5.31		3.75

Aggregate intrinsic value of options / warrants outstanding		$8,556,000		$1,683,000

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

8)      Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.

The total future deferred income tax liability is complicated for any energy company to estimate due in part to the long-lived nature of depleting oil and gas reserves and variables such as product prices.  Accordingly, the liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

The Internal Revenue Service has audited the Company’s and subsidiaries tax returns through the year ended May 31, 2000.  The Company’s income tax liabilities are settled through fiscal 2000.

9)      Segment Information

As of March 31, 2010, the Company had three reportable segments: Oil and Gas, Real Estate Operations, and Maintenance of Mineral Properties.

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

A summary of results of operations and total assets by segment follows:

	(In thousands)
	For the three months
	ended March 31,
	2010	2009
Revenues:
Oil and gas	$6,824	$674
Real estate	639	734
Total revenues:	7,463	1,408
Operating expenses:
Oil and gas	$2,500	$812
Impairment of oil and gas properties	--	1,063
Real estate	553	512
Mineral properties	406	443
Total operating expenses:	3,459	2,830
Interest expense
Oil and gas	$--	$--
Real estate	--	19
Mineral properties	12	--
Total interest expense:	12	19
Operating income/(loss)
Oil and gas	$4,324	$(1,201)
Real estate	86	203
Mineral properties	(418)	(443)
Operating income/(loss)	3,992	(1,441)
Other revenues and expenses:	(1,535)	(2,018)
Income/(loss) before
income taxes	$2,457	$(3,459)
Depreciation expense:
Oil and gas	$2,255	$713
Real estate	265	232
Mineral properties	18	15
Corporate	96	129
Total depreciation expense	$2,634	$1,089

U.S. ENERGY CORP.

Notes to Condensed Financial Statements (Unaudited)
(Continued)

	(In thousands)
	March 31,	December 31,
	2010	2009
Assets by segment
Oil and Gas properties	$37,521	$30,016
Real estate	23,250	23,450
Mineral properties	21,998	21,998
Corporate assets	61,332	71,259
Total assets	$144,101	$146,723

10)      Subsequent Events

Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

On April 5, 2010, the Company received a distribution from Standard Steam Trust in the amount of $1.1 million.  This distribution is the Company’s share of proceeds from the sale of one of Standard Steam Trust’s geothermal prospects.

On April 6, 2010, the Company entered into a participation agreement for two prospects in Galveston County, Texas for an initial payment of $176,600.  The Company will participate as a 13.33% BCP/10% ACP working interest owner.  Ultimately, several wells could be drilled on these prospects.  The first well is scheduled to spud in the third quarter of 2010.

On April 6, 2010 the Company has entered into an agreement to participate on a 13.33% BCP/10%ACP in the ALMI #8 Well (Chauvin).  On April 22, 2010, the Company increased its participation interest to 53.33% BCP/50% ACP.  The well is scheduled to spud in the second quarter of 2010.  The Company’s projected share of the drilling costs is $2.4 million.

On April 18, 2010, the Company received notice from the operator of the Main Pass 74 #A-19 well, that the well was not successful and would be plugged and abandoned.  The Company’s net cost in this well through March 31, 2010 is $3.1 million.  The Company’s estimated share of the abandonment cost for this well is $210,000.

On April 18, 2010, the Company received notice from the operator of the ALMI #1 well, that the well was not successful and would be plugged and abandoned.  The Company’s net cost in this well through March 31, 2010 is $303,000.  The Company’s estimated share of the abandonment cost for this well is $21,000.

On April 22, 2010, the Company entered into a participation agreement on multiple prospects in Gaines County, Texas for an initial payment of sunk and land costs of $308,500.  The Company will participate as a 13.33% BCP/10% ACP working interest owner.  Ultimately, several wells could be drilled on these prospects.  The first well is scheduled to spud in the second quarter of 2010.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected the Company's liquidity, capital resources and results of operations during the three months ended March 31, 2010 and 2009.  The following also updates information as to our financial condition provided in our 2009 Annual Report on Form 10-K.  Statements in the following discussion maybe forward-looking and involve risk and uncertainty.  The following discussion should also be read in conjunction with our condensed financial statements and notes thereto.

General Overview

The Company is involved in the exploration for and development of oil and gas, minerals and geothermal energy as well as real estate operations.  The Company’s primary objective in the short to mid-term is to develop and acquire oil and gas producing properties as well as advance its geothermal properties through development, joint venture or sale.  The long-term goal of the Company is to participate in the development of the Mount Emmons molybdenum property in Colorado.  The Company also owns a multifamily housing complex as well as various other real estate properties which provide cash flows to fund operations.  The Company’s primary goal is to improve shareholder value by developing long-term recurring revenues, cash flows and net income.

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

Liquidity and Capital Resources

At March 31, 2010, the Company had $19.3 million in cash and cash equivalents and $25.5 million in U.S. Treasuries with longer than 90-day maturities from date of purchase for a total of $44.8 million or $1.69 per outstanding common share.  The Company’s working capital (current assets minus current liabilities) was $48.1 million.  As discussed below in Capital Resources and Capital Requirements, the Company projects that its capital resources at March 31, 2010 will be sufficient to fund its operations and capital projects through the balance of 2010.  To fund projected oil and gas exploration beyond the end of calendar 2010, it is anticipated that the Company will need to obtain additional capital.  The Company is currently considering its alternatives, including financing of its real estate property in Gillette, Wyoming, reserve based lending and if necessary an additional equity raise.  Additionally, the Company has in place a line of credit with a commercial bank in the amount of $10.0 million and is actively seeking a senior, secured revolving credit facility.

The principal recurring trend which affects the Company is variable prices for commodities producible from our mineral properties, although the extent and grade of discovered minerals can mitigate or aggravate the impact of price swings.  As commodities experience lower values in the market place, it is typically less expensive to acquire properties and hold them until prices raise to levels which either allow the properties to be sold or placed into production through joint venture partners, or by the Company for its own account.  Availability of exploration drilling equipment and crews fluctuates with the market prices for oil and natural gas.  When prices are low there is typically less exploration activity and the cost of drilling is typically reduced.  Conversely, when prices are high there is typically more exploration activity and the cost of drilling typically increases.

Cash flows during the three months ended March 31, 2010:

•
Operations provided $3.0 million, Investing Activities consumed $17.3 million and Financing Activities provided $219,000 for a net decrease in cash of $14.1 million during the three months ended March 31, 2010.   During the three months ended March 31, 2009, Operations consumed $1.2 million, Investing Activities provided $14.5 million and Financing activities consumed $18.7 million.

•  For a discussion on cash provided by Operations please refer to Results of Operations below.

Investing Activities:
•
Investing activities consumed cash through the acquisition and development of oil and gas properties, $13.8 million, net investment in treasury investments, $3.4 million, acquisition of property and equipment, $189,000, and $20,000 in net change in restricted investments

•	Cash was provided by investing activities as a result of the Company’s sale of a commercial office property, $118,000.

Financing Activities:

•	The Company received $219,000 for the issuance of shares related to the exercise of employee options and warrants to third party consultants.

Following is a discussion regarding the Company’s Capital Resources and Capital Requirements during the balance of 2010.  For longer-range projections of the Company’s capital resources and requirements, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Capital Resources

Sources of capital during the balance of 2010 are expected to consist of (1) the sale of oil and gas production from the Company’s existing and anticipated oil and gas operations, (2) cash on hand, (3) receipts of cash for the rental of real estate properties, (4) long-term financing of the Company’s multifamily housing complex, and  (5) a line of credit in the amount of $10.0 million.  Additionally, the Company intends to pursue establishment of a reserve-based credit facility this year.

Oil and Gas Production

At March 31, 2010, the Company had twelve producing wells.  During the first quarter of 2010, the Company received on average $2.3 million per month from these producing wells with average operating cost of $82,000 per month, before non cash depletion expense, for average cash flows of $2.2 million per month from oil and gas production.  The Company anticipates that cash flows from oil and gas operations will increase through the balance of 2010 as the remaining wells being drilled with Brigham Oil & Gas, L.P. (“Brigham”) a Delaware limited partnership wholly-owned by Brigham Exploration Company (a Delaware corporation), begin to produce.  Decreases in the price of oil and natural gas and declines in production rates however could decrease these monthly cash flow amounts.

The decline of production of the Bakken wells and the back-in provision granted Brigham after pay back of drilling costs will decrease the amount of cash flow the Company receives from the oil production in the Bakken wells.  The Company will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

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

Cash on Hand

At March 31, 2010, the Company had $19.3 million in cash and cash equivalents and $25.5 million in U.S. Treasuries.  The Company has invested its cash in interest bearing accounts, with the majority invested in U.S. Government Treasuries.  During the past two years, this investment policy has insured the preservation of principal and yielded a return.

Real Estate

The Company’s multi-family complex in Gillette, Wyoming had an occupancy rate of 83% at March 31, 2010, up from 80% at December 31, 2009.  Revenues are approximately $200,000 per month and net cash flow from this property is approximately $118,000 per month.  The Company will continue to focus on tenant retention and control of overhead costs in an effort to minimize the impact of the downturn in the overall housing rental market in Gillette.

Although the property is pledged as collateral for the Company’s $10 million line of credit, there is no debt against the property.  The Company may seek long term financing on the property during 2010 to further its oil and gas exploration and development projects.

Commercial Bank

During January 2010, the Company entered into a $10.0 million line of credit with a commercial bank.  No borrowings have been made under this line of credit as of the date of this report.  The line of credit has a variable interest rate which is tied to a national market rate with a minimum interest rate of 5.5%.  The line of credit is available until January 31, 2011 at which time it may be renewed depending on the financial strength and needs of the Company.  The credit line is secured by the Company’s multifamily housing project and a corporate aircraft.

Capital Requirements

The direct capital requirements of the Company during the balance of 2010 are the funding of the drilling and completion of six to seven additional wells with Brigham in the Williston Basin, additional oil and gas exploration and development projects, acquisition of prospective oil and gas properties and/or existing production, operating and capital improvement costs of the water treatment plant  at the Mount Emmons molybdenum project, operations at Remington Village, possible additional funding of geothermal operations and general and administrative costs.

Oil and Gas Exploration and Development

Bakken – Williston Basin, North Dakota

Under its agreement with Brigham, the Company is committed to drill and complete an additional six wells in the Williston Basin during 2010.  The Company has budgeted $13.2 million for these activities.  The actual amount expended on the six wells will vary from the budgeted amount as a result of larger or smaller ownership interests of Brigham.  Other factors which can cause actual to vary from budgeted amounts are drilling conditions, problems encountered on site and weather.  The wells to be drilled in 2010 will be approximately 10,000 feet in depth with 10,000 foot laterals to be completed with 28 to 32 frac stages.  Projected 8/8ths cost for each of the remaining wells is $7,000,000.

The Company’s portion of operating costs and expenses for these wells is projected to be approximately $1.1 million for the balance of 2010.

By electing to participate in all of the initial wells available to us, we have earned the rights to drill up to 15 additional wells in the Bakken formation and an additional 30 wells in the Three Forks formation, for a total of 60 wells, if the state of North Dakota allows two wells per formation in each spacing unit.  If the spacing is ultimately increased to three wells per 1,280 acre spacing unit, the potential number of drilling locations could increase to 90.  Working interests earned will vary according to Brigham’s initial working interest, after-payout provisions and the provisions governing each stage of the program.  At our current and projected drilling rates, we expect that it will take four to six years to drill all of the wells in these units.

Gulf Coast

The Company has committed to spend $2.4 million in dry hole costs plus an additional $1.1 million in completion costs for a 53.33%BCP/50%ACP working interest in an additional well with PetroQuest Energy, Inc. (“PetroQuest”) in the Gulf coast area.   Drilling is anticipated to be completed during the second quarter of 2010.  Weather and down hole problems can cause wells in this area to cost more than anticipated.  The Company has drilled one successful gas well and three dry holes with PetroQuest.  The Company may elect to participate in additional wells with PetroQuest during 2010.

The Company has committed to spend $1.5 million to drill up to five inland oil and gas wells with Houston Energy L.P. (“Houston Energy”) in the Permian Basin in 2010.  These wells have a lower risk of weather challenges due to the fact that they are inland.  Drilling of these wells is expected to commence during the second quarter of 2010.

The Company plans on spending $1.5 million to drill four additional wells and maintain leases as well as complete interpretation of seismic data with Yuma Exploration Company, Inc. (“Yuma”) in 2010.

Other

The Company has a remaining budget of $180,000 for the maintenance of leases during the balance of 2010 as well as $15.0 million for the acquisition of either prospective oil and gas properties or existing production.

Mount Emmons Molybdenum Property

Under the terms of its agreement with Thompson Creek Metals Company USA (“TCM”), the Company is responsible for all costs associated with operating the water treatment plant at the Mount Emmons molybdenum property.  Operating costs during the balance of 2010 are projected to be approximately $1.3 million.  Included in the operating costs, the Company participates on a 50 – 50 basis with TCM to fund holding costs associated with a parcel of jointly purchased real estate in Colorado and other nominal project related maintenance and security costs at the mine site. Additionally, the Company projects capital improvement expenditures of $1.5 million at the water treatment plant which are expected to improve its efficiency.  Actual future costs could be different from those estimates made above.

Real Estate

Cash operating expenses at Remington Village are projected to be $1.1 million for the balance of 2010.  The Company does not anticipate any major capital expenditures on the property.

Geothermal Energy Projects

The Company had an investment of $3.0 million in a geothermal company, Standard Steam Trust, LLC, (“SST”) as of December 31, 2009 representing an ownership interest of 23.8%.  This investment was increased by an equity gain of $963,000 in the first quarter of 2010, leaving a net investment at March 31, 2010 of $3.9 million.  As a result of not funding a cash call in the first quarter of 2010, the Company’s ownership interest of SST was reduced from 23.8% to 22.8%.  SST plans on continuing its temperature gradient drilling and the acquisition of additional prospective geothermal properties during 2010.  The Company has not budgeted any capital resources for further investment in SST during 2010 but may elect to participate in cash calls during the year.  The Company is not obligated to fund cash calls and will suffer further dilution if it elects not to fund.

Reclamation Costs

At March 31, 2010, there were no reclamation projects on the Company’s mineral or oil and gas properties that would require the expenditure of cash reserves during the balance of 2010.

Results of Operations

Three Months Ended March 31, 2010 compared to 2009

The Company recorded net income after taxes of $1.5 million, or $0.06 per share basic and $0.05 diluted, for the quarter ended March 31, 2010 as compared to a net loss after taxes of $2.3 million, or $0.11 per share basic and diluted, during the quarter ended March 31, 2009.

The Company recognized $7.5 million in revenues during the quarter ended March 31, 2010 as compared to revenues of $1.4 million during same period in the prior year. Tabular representation of the increases in revenues as well as the income (loss) from operations for the quarters ended March 31, 2010 and 2009 is as follows:

	(In thousands)
	Quarter Ending
	March 31, 2010	March 31, 2009

Revenues	$7,463	$1,408

Operating expenses	3,493	2,683
Depreciation, depletion and amortization	2,634	1,089
Impairment	-	1,063
	6,127	4,835

Operating income (loss)	$1,336	$(3,427)

Revenues for the first quarter of 2010 are 430% higher than revenues for the first quarter of 2009.  The increase is primarily a result of the Company’s production of oil in the Williston Basin.  The increased expenses are a result of the increased depletion recognized on the increased oil production during the quarter.  During the quarter ended March 31, 2009, the Company recorded an impairment of $1.1 million on its oil and gas operations due to depressed oil and gas prices during the first quarter of 2009 and only one producing well over which to spread the entire exploration cost.  As a result of increased oil and gas prices during the first quarter of 2010 and additional production to amortize the full cost pool over, no impairment was required during the quarter ended March 31, 2010.

Oil and gas production from the Williston Basin has increased revenue trends and as additional wells are drilled and completed during 2010 it is believed that this trend will continue.  The Company has experienced a 100% completion rate on wells drilled in the Williston Basin with good initial production flows.  Future wells may not perform as well.  The multi stage frac completion techniques used by the Company and Brigham are relatively new which makes long term production projections uncertain.  The Company relies on professional third party reserve engineers to calculate decline curves.

Oil and gas operations produced net operating income of $4.3 million during the quarter ended March 31, 2010 as compared to a loss of $1.2 million from oil and gas operations during the quarter ended March 31, 2009.  The following table details the results of operations from the oil and gas sector for the quarters ended March 31, 2010 and 2009:

	(In thousands)
	Quarter Ending
	March 31, 2010	March 31, 2009
Oil & Gas
Revenues	$6,824	$674

Operating expenses	245	99
Depreciation, depletion and amortization	2,255	713
Impairment	-	1,063
	2,500	1,875

Operating income (loss)	$4,324	$(1,201)

The following table summarizes production volumes, average sales prices and operating revenues for the quarters ended March 31, 2010 and 2009:

			2010 Period Compared to 2009 Period
	Three Months Ended			%
	March 31,		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
Production volumes
Oil and condensate (Bbls)	88,326	3,618	84,708	2341%
Natural gas (Mcf)	166,402	119,259	47,143	40%
Average sales prices
Oil and condensate (per Bbl)	$65.62	$38.15	$27.47	72%
Natural gas (per Mcf)	6.18	4.94	1.24	25%
Operating revenues (in thousands)
Oil and condensate	$5,796	$121	$5,675	4690%
Natural gas	1,028	553	475	86%
Total operating revenue	6,824	674	6,150	912%
Lease operating expense	(245)	(99)	(146)	147%
Impairment	--	(1,063)	1,063	-100%
Income before DD&A	6,579	(488)	7,067	1448%
DD&A	(2,255)	(713)	1,542	216%
Income (loss)	$4,324	$(1,201)	$5,525	460%

The Company plans to drill and complete an additional six to seven wells (including one off set well) in the Williston Basin during 2010.  Factors that could affect the income from operations in the balance of 2010 on wells to be drilled are:

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

• Higher drilling and operating expenses

• Steeper decline rates than currently anticipated

• Mechanical and geological problems with the wells

The Company’s other revenue producing sector is commercial real estate.  A breakdown of the income from operations from commercial real estate is contained in the following table:

	(In thousands)
	Quarter Ending
	March 31, 2010	March 31, 2009
Real Estate
Revenues	$639	$734

Operating expenses	288	280
Interest expense	-	19
Depreciation, depletion and amortization	265	232
	553	531

Operating income	$86	$203

The decline in revenues for the quarter ended March 31, 2010 as compared to the same period of the prior year is as a result of lower occupancy rates at Remington Village.  Occupancy rates were approximately 93% at March 31, 2009 and 83% at March 31, 2010.  The Company will continue to focus on tenant retention and control of overhead costs in an effort to minimize the impact of the downturn in the overall housing rental market in Gillette, Wyoming.

Mount Emmons Molybdenum Property - When the Company entered into its agreement with TCM, it agreed to pay all costs associated with the water treatment plant at the Mount Emmons molybdenum property and thereby recorded $349,000 in costs and expenses for that facility and $57,000 in holding costs of the Mt. Emmons molybdenum property during the quarter ended March 31, 2010.  During the quarter ended March 31, 2009, the Company expended $443,000 in operating costs related to the water treatment plant and no holding costs expenditure related to the Mt. Emmons molybdenum property.

General Administrative - General and administrative expenses increased by $663,000 during the quarter ended March 31, 2010 over those experienced at during the quarter ended March 31, 2009.  The increase is as a result of:

•
$314,000 accrual of a 2010 year-end bonus to all employees of the Company which is subject to meeting corporate and personal goals, meeting annual budget goals, increased share price and cash flow from operations.  Under the Performance Compensation Plan (“PCP”) adopted by the board of directors, employees can earn from 33% to 100% of their base compensation as bonuses if the terms of the PCP are met.  The PCP was proposed by the Company’s Compensation Committee and adopted by the full Board in April 2009.  Details of the PCP are disclosed in the Company’s annual proxy statement for the annual meeting to be held in June of 2010.  Any bonus earned for 2010 performance will be paid during the first quarter of 2011.  The PCP is being reevaluated by the Board of Directors and is subject to change.  Any change to the PCP may affect the accrued amounts;

•
$184,000 noncash increase in stock compensation expense.  The increase is primarily due to shares issued officers of the Company pursuant to the 2001 Stock Compensation Plan being issued at a higher price than those issued in the first quarter of 2009; and

•	$118,000 increase in professional services. This increase is primarily due to professional services fees related to our participation in the Williston Basin wells with Brigham.

Other income and expenses – As a result of the sale of one of Standard Steam Trust’s geothermal properties, the Company recorded an equity gain of $963,000 from its investment in SST during the quarter ended March 31, 2010.  The Company recorded an equity loss of $91,000 for the quarter ended March 31, 2009.  Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce the Company’s investment to zero or the Company sells its investment.

The Company recorded a gain on sale of assets of $115,000 during the quarter ended March 31, 2010.  The gain was primarily related to the sale of an office building that the Company previously held as rental property.  The Company recorded a gain on sale of assets of $5,000 during the quarter ended March 31, 2009.

Interest income decreased from $87,000 during the quarter ended March 31, 2009 to $59,000 during the quarter ended March 31, 2010.  The decrease is a result of lower amounts of cash invested in interest bearing instruments and lower interest received on those investments.

Interest expense of $17,000 during the quarter ended March 31, 2010 was related primarily to the financing of a property purchased with TCM near the Mount Emmons property.  Interest expense of $38,000 during the quarter ended March 31, 2009 related primarily to the construction loan for Remington Village which was fully repaid in January 2009 and the financing of a property purchased with TCM near the Mount Emmons property.

The Company therefore recorded net income after taxes of $1.5 million, or $0.06 per share basic and $0.05 per share diluted, during the quarter ended March 31, 2010 as compared to a net loss after taxes of $2.3 million, or $0.11 per share basic and diluted, during the quarter ended March 31, 2009.

Critical Accounting Policies

For detailed descriptions of Company’s significant accounting policies, please see pages 67 to 70 of the Company’s Annual Report on Form 10K for the year ended December 31, 2009.

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

Mineral properties at March 31, 2010 and December 31, 2009 reflect capitalized costs associated with the Company’s Mount Emmons molybdenum property near Crested Butte, Colorado.  The Company has entered into an agreement with TCM to develop this property.  TCM may earn up to a 75% interest in the project for the investment of $400 million.  The Company has received two of the six anticipated annual payments in the amount of $1.0 million each.  These payments were applied as a reduction of the Company’s investment in the Mount Emmons property.

Molybdenum prices declined from a ten year high average price of $34.13 per pound in July 2008 to a ten-year low average price of $8.02 per pound in April 2009.  During the first quarter of 2010, spot prices for molybdenum increased to a high of $18.25 per pound in March 2010 and were $17.00 per pound at March 31, 2010.  The historic models prepared by third parties indicate that prices for molybdenum could decrease even lower than $10.00 and the property would still be economical given the carried investment amount of $22.0 million at March 31, 2010 and $22.0 million at December 31, 2009, respectively.  No impairment was therefore taken during either period on the Mount Emmons molybdenum property.

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

Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2010 and December 31, 2009 which were not included in the amortized cost pool were $8.7 million and $5.4 million, respectively.  These costs consist of wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs and are related to unproved properties.  No capitalized costs related to unproved properties are included in the amortization base at March 31, 2010 and December 31, 2009.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are evaluated, drilled or abandoned.

Given the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change. If oil or natural gas prices decline substantially, even for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of oil and gas properties could occur in the future.

Long Lived Assets - Real Estate - The Company evaluates its long-lived assets, which consist of commercial real estate, for impairment when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment calculations are based on market appraisals.  If rental rates decrease or costs increase to levels that result in estimated future cash flows, on an undiscounted basis, that are less than the carrying amount of the related asset, an asset impairment is considered to exist.  Changes in significant assumptions underlying future cash flow estimates may have a material effect on the Company's financial position and results of operations.  The Company does not obtain appraisals on an ongoing basis for the property.  The Company however did obtain an appraisal in 2009.  Rental property conditions have not changed significantly in the area of the Company’s property.  At March 31, 2010 and December 31, 2009, management determined that no impairment existed on the Company’s long-lived asset as the 2009 appraised value exceeded construction and carrying value and rental rates remained strong and costs within projected limits.

Asset Retirement Obligations - The Company accounts for its asset retirement obligations under ASC 410-20.  The Company records the fair value of the reclamation liability on its inactive mining properties as of the date that the liability is incurred.  The Company reviews the liability each quarter and determines if a change in estimate is required as well as accretes the liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  The Company deducts any actual funds expended for reclamation during the quarter in which it occurs.

Future Operations

Management intends to continue seeking opportunities presented by the recent and future projected market prices for oil and natural gas.  Long term, we intend to be prepared to pay our share of the holding and development costs associated with the Mount Emmons property.

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

At March 31, 2010, the Company is receiving revenues from its oil and gas business.  The Company’s revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisition of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

The Company’s multifamily housing revenues could be affected negatively if there was a sustained down turn in the price of coal, natural gas and oil which could affect the demand for housing in the Gillette, Wyoming area.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals business. In particular, careful consideration should be given to cautionary statements made in the Company’s Risk Factors included in its Annual Report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC. The Company undertakes no duty to update or revise these forward-looking statements.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We had three divisions of contractual obligations at March 31, 2010: Debt to third parties of $800,000 with interest at 6% per annum, executive retirement of $951,000 and asset retirement obligations of $228,000.  The debt will be paid over a period of four years.  The executive retirement liability will paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment and expenditures for budgeted asset retirement obligations:

Contractual Obligations
March 31, 2010

	(In thousands)
	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Long-term debt obligations	$800	$200	$600	$--	$--

Executive retirement	$951	153	130	--	668

Asset retirement obligation	$228	--	--	26	202

Totals	$1,979	$353	$730	$26	$870

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management, including its Chief Executive Office and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Water Rights Litigation –Mount Emmons Molybdenum Property

On July 25, 2008, the Company filed an Application for Finding of Reasonable Diligence with the Water Court (“Water Diligence Application”) concerning the conditional water rights associated with Mount Emmons (Case No. 2008CW81).  The conditional water decree (“Decree”) requires the Company to file its proposed plan of operations and associated permits with the Forest Service and BLM within six years of entry of the 2002 Decree, or within six years of the final determination in the Applicant’s pending patent application, whichever occurs later.  Although the BLM issued the mineral patents on April 2, 2004, the patents remained subject to a challenge by High Country Citizens’ Alliance, the Town of Crested Butte, and the Board of County Commissioners of Gunnison County (collectively “Protestors”).  On April 30, 2007, the United States Supreme Court made a final determination upholding BLM’s issuance of the mineral patents.

The Company believes that the deadline for filing the plan of operations specified by the Decree is April 30, 2013 (six years from the final determination of issuance of the mineral patents by the United States Supreme Court).  The Forest Service has indicated that the deadline should be April 2, 2010 (six years from the issuance of the mineral patents by BLM).  The United States, on behalf of the Forest Service and BLM, filed a Statement of Opposition on this specific issue only.  Statements of Opposition were also filed by six other parties including the City of Gunnison, the State of Colorado, and High Country Citizens’ Alliance in September for various reasons, including requesting the Company be put on strict proof as to demonstrating evidence of reasonable diligence in developing the conditional water rights.

On March 26, 2010, BLM and the Forest Service signed a Stipulation with the Company, which resolved their opposition to the Company’s Water Diligence Application.  Pursuant to the Stipulation, the Company agreed to prepare, in consultation with the BLM and Forest Service, and file no later than April 2, 2010, an initial Plan of Operations in accordance with 36 C.F.R. Sec. 228.4(d).  BLM, the Forest Service and the Company also agreed the filing of this Plan of Operations would satisfy the Decree.  The Company filed the Plan of Operations on March 31, 2010.

For information on other legal proceedings in which there have been no new developments since March 31, 2010, see Item 1, Part II of the Company’s Annual Report on Form 10-K filed on March 12, 2010.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, “Item 1A. Risk Factors” (pages 14 to 27) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company issued a total of 83,945 shares of its common stock.  The shares were issued as restricted securities in reliance on the exemption available to the Company under Section 4(2) of the Securities Act of 1933.  These shares were issued as new issuances pursuant to the 2001 stock compensation plan.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Security Holders

Not Applicable

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

(a)	Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed six reports on Form 8-K for the quarter ended March 31, 2010. The events reported were as follows:

	1.	The report filed on January 6, 2010, under Item 7.01 referenced the announcement of the initial production rate from its State 36-1 #1H well.

	2.	The report filed on January 6, 2010, under Item 7.01 referenced the $1 million option payment by Thompson Creek Metals Company.

	3.	The report filed on January 21, 2010, under Item 7.01 referenced the announcement to participate in the third group of five wells with Brigham Exploration Company.

	4.	The report filed on January 26, 2010, under Item 7.01 referenced the announcement to participate in two Gulf Coast prospects.

	5.	The report filed on March 16, 2010, under Item 7.01 referenced the highlights and financial results for the year ended December 31, 2009.

	6.	The report filed on March 31, 2010, under Item 7.01 referenced the announcement of the presentation at the Capital Conference in Southern California.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: May 10, 2010	By:	/s/ Keith G. Larsen
KEITH G. LARSEN,
Chairman and CEO

Date: May 10, 2010	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer