Form 10-K/A
period 2009-12-31
US ENERGY CORP
filed 2010-12-23
CIK 101594

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

This Amendment No. 1 to the Annual Report on Form 10-K is made in response to comments issued by the Securities and Exchange Commission in July, August and December 2010, for the purpose of (i) amending Item 10 of Part III to make certain disclosures regarding Mr. Steven Conrad (elected a director in June 2010), (ii) amending Item 11 of Part III to make certain disclosures regarding the personal goals of executives under the Company’s Performance Compensation Plan, and (iii) amending Item 15 of Part IV (Exhibits, Financial Statements, Schedules, Reports, and Forms 8-K)

PART III

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

Information Regarding a Person Nominated, After the Date the Form 10-K for Year Ended December 31, 2009, to Stand for Election as a Director at the June 2010 Annual Meeting.

Stephen V. Conrad (63) Nominated in April 2010 to stand for election as an Independent Director.  Mr. Conrad is a Certified Public Accountant with more than 35 years of experience providing tax services to numerous public and privately-held natural resource companies.  He began his career with Deloitte & Touche (formerly Haskins & Sells) in 1970 and obtained his CPA certificate later that year.  Mr. Conrad became a partner in 1980 and was the national oil and gas industry director from 1982 until 1984.  His duties included providing due diligence and tax structuring advice related to oil and gas mergers and acquisitions.  Mr. Conrad joined Arthur Andersen in 1984 and became the Tax Partner-in-Charge of Andersen’s Denver Office from 1987 until 1999.  Mr. Conrad was an active participant in Andersen’s firm-wide tax specialty team on oil and gas taxation and co-author of the firm’s Oil and Gas Federal Income Tax Manual.

After leaving Arthur Andersen, Mr. Conrad was a partner with Deloitte & Touche from 2002 to 2005, and from 2006 until 2008, he was a partner with the firm Conrad & Henderson LLP.

He has written several articles on natural resource taxation and has been an adjunct professor at the University of Denver teaching a course on Natural Resource Taxation, and also has been a frequent speaker at the American Petroleum Institute’s annual tax forum.  Mr. Conrad has served as expert witness in several income tax related court proceedings and has significant experience in IRS dispute resolution proceedings, and he has testified before the Treasury Department on numerous proposed oil and gas regulations.

Mr. Conrad is a CPA and a member of the American Institute of Certified Public Accountants.  He is also a past member of the Colorado Society of Certified Public Accountants, the Petroleum Accountants Society, the Denver Estate Planning Council, the Independent Petroleum Association of America, IPAMS, the Colorado Mining Association, and the AICPA National Resource Tax Committee.  Mr. Conrad received his B.S., Accounting from Montana State University.

During the past five years, Mr. Conrad has been, directly or indirectly, a co-managing member of three privately-held oil and gas drilling partnerships.  These partnerships generally participate in exploration and production programs with reputable oil and gas companies as a non-operating industry partner.

The partnerships, and his interest in them, are as follows:

•	Mr. Conrad is a co-managing member of Conrad Wildes Development GP, L.L.C. (the “Development LLC”). The Development LLC is the general partner of the Conrad Wildes Development Program, LTD

•	Mr. Conrad is the co-managing member of Conrad Wildes Oil & Gas II, LLC and W. S. Vecta Exploration, LLC.

There is no relationship between U.S. Energy and these two partnerships.

In 2007, U.S. Energy Corp. entered into a Transfer Agreement with Wildes Exploration Mid-Miocene, LP (“WEMM”).  Mr. Conrad owns approximately 50% of WEMM which is entitled to the assignment of a working interest equal to 15% of U.S. Energy’s 20% working interest (a 3% net working interest) after U.S. Energy has recovered 100% of all of its costs plus 6% interest compounded annually for each producing well drilled and completed by PetroQuest within any of the three areas of mutual interest (“AMIs”).  This arrangement was pursuant to the 2007 Exploration and Area of Mutual Interest Agreement with PetroQuest Energy, Inc. for exploration activities in three AMIs in the Gulf Coast region.  WEMM’s working interest will increase to 20% of the Company’s 20% working interest (a 4% net working interest) after the Company has recovered 200% of its costs from each producing well within each of the AMIs.  Mr. Conrad will receive from WEMM one-half of its net revenues out of the working interest (after payout plus interest has been attained by U.S. Energy), after working interest expenses.

Currently, there is only one producing PetroQuest well (the Leghorn well) in the AMIs, although it is possible that additional wells may be drilled by PetroQuest in the AMIs with U.S. Energy’s participation.  This current well has not attained payout for U.S. Energy.  If payout is attained, the U.S. Energy Board of Directors will monitor WEMM’s payments to Mr. Conrad to determine whether the payments will result in his losing status as an “independent director” (should he be elected a director at the 2010 Annual Meeting) of U.S. Energy.

For the period January 1, 2009 through March 12, 2010, Mr. Conrad received no compensation or other payments (in cash or otherwise), directly or indirectly, from U.S. Energy Corp.

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

Item 11 - Executive Compensation

The information required by Item 11 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2010, under the captions “Executive Compensation and Director's Fees” and “Other Compensation.”

Each of U.S. Energy’s four executives is eligible for an annual cash bonus based on the PCP, under which a maximum of 10% of base pay is allocated for attainment of personal goals, and the remaining 90% is allocated to various other non-personal goals.  The personal goals are set annually by each executive, then reviewed for accomplishment by the other executives and ultimately approved, or not approved, by the Compensation Committee.  The goals for 2009 were as follows:

Keith G. Larsen, Chief Executive Officer, and Mark J. Larsen, President and Chief Operating Officer

Maintain a hard working and knowledgeable employee staff; preserve cash and maximize yield on cash investments; develop a strong investor relations program to sustain and increase market interest in the Company’s stock; increase oil and gas production to an equivalent of 700 barrels per day by December 31, 2009; obtain long term financing for Remington Village; participate in alternative renewable energy investments; continue the search for either an oil and gas acquisition target or purchase existing production; insure long term advancement of the Mt. Emmons molybdenum project; and meet the departmental and corporate annual budgets.

Robert Scott Lorimer, Chief Financial Officer

Improve clarity of disclosures in SEC filings; help improve communications to shareholders and the market on U.S. Energy’s complimentary business focus (oil and gas for recurring revenues, Mt. Emmons for long-term potential); serve on management committees for the Mt. Emmons and geothermal projects; keep all audit and quarterly financial statement review adjustments to less than five per year, with no material weaknesses for internal controls; attend seminars on upcoming IFRS implementation matters; and cross-train accounting staff for general ledger responsibilities.

Steven R. Youngbauer, General Counsel and Secretary

Advise management and the Board of Directors on corporate governance and legal issues to achieve the Company’s business strategy, increase shareholder value, and minimize litigation exposure; draft, review and negotiate contracts for the Company’s business as directed; advise management on compliance and enforcement of existing agreements; manage outside legal counsel in all legal matters by providing guidance, coordination and oversight to achieve a ten percent reduction on the Company’s budget for overall legal costs  during the year.

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

Item 14 - Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the Proxy Statement for the Meeting of Shareholders to be held in June 2010, under the caption “Principal Accountant Fees and Services.”

PART IV
Item 15 - Exhibits, Financial Statements, Schedules, Reports, and Forms 8-K
(a) Exhibit No.	Title of Exhibit

2.1**
Agreement and Plan of Merger dated as of January 23, 2007, by and between U.S. Energy Corp. and Crested Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed April 2, 2007)

3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed September 14, 1990)

3.1(a)**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed September 14, 1992)

3.1(b)**
Articles of Amendment (Second) to Restated Articles of Incorporation (establishing Series A Convertible Preferred Stock) (incorporated by reference from Exhibit 3.1(B) to the Company’s Annual Report on Form 10-K filed September 13, 2000)

3.1(c)**
Articles of Amendment (Third) to Restated Articles of Incorporation (increasing number of authorized shares) (incorporated by reference from Exhibit 3.1(C) to the Company’s Registration Statement on Form S-3 (333-75864), filed December 21, 2001)

3.1(d)**
Articles of Amendment to Restated Articles of Incorporation (providing that directors may be removed by the shareholders only for cause) (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed June 26, 2006)

3.1(e)**	Articles of Amendment to Restated Articles of Incorporation (creating Series P Preferred Stock) (see exhibit 4.11 below)

3.2**	Restated Bylaws, as amended through April 17, 2009 (incorporated by reference from Exhibit 3.2 to the Company’s Report on Form 8-K filed April 21, 2009)

4.1**
Amendment to 1998 Incentive Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed August 29, 2001, and amended on June 18, 2002 and September 25, 2002)

4.2**	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)

4.3**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)

4.4 – 4.8	Intentionally omitted

4.9**
Warrant to Purchase Common Shares, effective October 15, 2005, between R. Jerry Falkner and U.S. Energy Corp. (incorporate by reference from exhibit 4.9 to the Company’s Annual Report on Form 10-KA filed November 4, 2009)

4.10**	Class B Warrant to Purchase Common Shares dated March 2, 2004 as amended through July 16, 2007, between Bourne Capital, LLC and U.S. Energy Corp.

4.11**
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

4.12 – 4.20	[intentionally left blank]

4.21**	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)

10.1**
Exploration, Development and Mine Operating Agreement dated August 19, 2008, by and between U.S. Energy Corp. and Thompson Creek Metals Company USA – Redacted(1) (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2008)

10.2**
Form of Production Payment Royalty Agreement (Exhibit A to the Asset Purchase Agreement with sxr Uranium One, Inc.) (incorporated by reference from Exhibit 10.2 to the Company’s Report on Form 8-K filed February 23, 2007)

10.3**
Agreement to Establish a Rule 10b5-1 Buying Plan (Stock Buyback Plan), dated September 19, 2008 between U.S. Energy Corp. and RBC Capital Markets Corporation (incorporated by reference from Exhibit 8.1 to the Company’s Report on Form 8-K filed September 19, 2008)

10.4**
Voting Agreement dated as of January 23, 2007 between U.S. Energy Corp. and Crested Corp. and Certain Shareholders of Crested Corp. (incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed April 2, 2007)

10.5**
Amendment to Agreements, effective January 31, 2007, between Uranium Power Corp. and U.S. Energy Corp., Crested Corp., and USECC (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed April 2, 2007)

14.0**	Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 30, 2004)

16.0**	Concurrence letter of former accountants (incorporated by reference from Exhibit 16(B) to the Company’s Report on Form 8-K/A filed February 1, 2007)

21.1**	Subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to the Company’s Report on Form 10-KA filed November 4, 2009)

23.0*	Consent of Ryder Scott Company L.P.

23.1**	Consent of Independent Registered Accounting Firm (Hein & Associates LLP)

23.2**	Consent of Independent Registered Accounting Firm (Moss Adams LLP)

23.3*	Consent of Cawley, Gillespie & Associates, Inc.

31.1 *	Certification under Rule 13a-14(a) Keith G. Larsen

31.2 *	Certification under Rule 13a-14(a) Robert Scott Lorimer

32.1 *	Certification under Rule 13a-14(b) Keith G. Larsen

32.2 *	Certification under Rule 13a-14(b) Robert Scott Lorimer

99.1*	Reserve Report (Ryder Scott Company L.P.)

99.2*	Reserve Report (Cawley, Gillespie & Associates, Inc.)

*   Filed herewith
** Previously filed.
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

U.S. ENERGY CORP. (Registrant)

Date: December 22, 2010	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 22, 2010	By:	/s/ Keith G. Larsen
KEITH G. LARSEN, Director, Chairman and CEO

Date: December 22, 2010	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer/
Chief Accounting Officer, and Director

Date: December 22, 2010	By:	/s/ Mark J. Larsen
MARK J. LARSEN, President and Director

Date: December 22, 2010	By:	/s/ Allen S. Winters
ALLEN S. WINTERS, Director

Date: December 22, 2010	By:	/s/ H. Russell Fraser
H. RUSSELL FRASER, Director

Date: December 22, 2010	By:	/s/ Michael H. Feinstein
MICHAEL H. FEINSTEIN, Director