Form 10-Q
period 2011-03-31
US ENERGY CORP
filed 2011-05-09
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2011 or

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

Large accelerated filer    ☐                                               Accelerated filer    ☒
Non-accelerated filer      ☐  (Do not check if a smaller reporting company)                  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 6, 2011, there were issued and outstanding 27,196,495 shares of the Company’s common stock, $.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37-38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits and Reports on Form 8-K	39

	Signatures	40

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$7,476	$5,812
Marketable securities
Held to maturity - treasuries	6,850	17,843
Available for sale securities	1,350	1,364
Accounts receivable
Trade	3,461	3,890
Reimbursable project costs	70	114
Income taxes	104	104
Assets held for sale	21,002	20,979
Other current assets	400	456
Total current assets	40,713	50,562

INVESTMENT	2,770	2,834

PROPERTIES AND EQUIPMENT:
Oil & gas properties under full cost method,
net of $17,348 and $14,563 accumulated
depletion, depreciation and amortization	77,090	70,374
Undeveloped mining claims	21,077	21,077
Property, plant and equipment, net	9,199	9,336
Net properties and equipment	107,366	100,787

OTHER ASSETS	1,837	1,833
Total assets	$152,686	$156,016

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$12,751	$14,830
Accrued compensation	670	1,669
Commodity risk management liability	2,966	1,725
Current portion of debt	3,200	200
Liabilities held for sale	283	323
Other current liabilities	44	16
Total current liabilities	19,914	18,763

LONG-TERM DEBT, net of current portion	400	400

DEFERRED TAX LIABILITY	2,559	5,015

ASSET RETIREMENT OBLIGATIONS	312	303

OTHER ACCRUED LIABILITIES	872	847

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 27,196,495 and 27,068,610
shares issued, respectively	272	271
Additional paid-in capital	121,220	121,062
Accumulated surplus	6,504	8,713
Unrealized gain on marketable securities	633	642
Total shareholders' equity	128,629	130,688
Total liabilities and shareholders' equity	$152,686	$156,016

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2011	2010
REVENUES:
Oil and gas	$6,679	$7,709
Realized (loss) on risk management activities	(555)	--
Unrealized (loss) on risk management activities	(1,241)	--
	4,883	7,709

OPERATING EXPENSES:
Oil and gas	4,079	1,130
Oil and gas depreciation depletion and amortization	2,785	2,255
Water treatment plant	429	349
Mineral holding costs	43	57
General and administrative	2,411	2,668
	9,747	6,459
OPERATING (LOSS) INCOME	(4,864)	1,250

OTHER INCOME AND (EXPENSES):
Gain on the sale of assets	--	115
Equity gain/(loss) in unconsolidated investment	(64)	963
Miscellaneous income and (expenses)	(1)	(30)
Interest income	20	59
Interest expense	(23)	(17)
	(68)	1,090
(LOSS) INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(4,932)	2,340

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2011	2010
Income taxes:
Deferred benefit from (provision for)	2,594	(888)
	2,594	(888)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,338)	1,452

DISCONTINUED OPERATIONS, net of taxes	129	75
NET (LOSS) INCOME	$(2,209)	$1,527

NET (LOSS) INCOME PER SHARE
(Loss) income from continuing operations, basic	$(0.08)	$0.06
Income from discontinued operations, basic	--	--
Net (loss) income, basic	$(0.08)	$0.06

(Loss) income from continuing operations, diluted	$(0.08)	$0.05
Income from discontinued operations, diluted	--	--
Net (loss) income, diluted	$(0.08)	$0.05

Weighted average shares outstanding
Basic	27,186,438	26,487,162

Diluted	27,186,438	27,785,572

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,209)	$1,527
(Income) from discontinued operations	(129)	(75)
(Loss) income from continuing operations	(2,338)	1,452
Adjustments to reconcile net (loss) income to net cash provided by operations
Depreciation, depletion & amortization	2,937	2,398
Change in fair value of commodity price
risk management activities, net	1,241	--
Accretion of discount on treasury investment	(15)	(22)
Equity (gain)/loss from Standard Steam	64	(963)
Net change in deferred income taxes	(2,452)	930
(Gain) on sale of assets	--	(115)
Noncash compensation	376	376
Noncash services	(30)	15
Net changes in assets and liabilities	1,626	(1,350)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,409	2,721
CASH FLOWS FROM INVESTING ACTIVITIES:
Net redemption (investment in) treasury investments	11,009	(3,398)
Acquisition & development of oil & gas properties	(13,584)	(13,803)
Acquisition of property and equipment	(16)	(167)
Proceeds from sale of property and equipment	--	118
Net change in restricted investments	(33)	(20)
NET CASH USED IN INVESTING ACTIVITIES	(2,624)	(17,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	(186)	219
Proceeds from new debt	3,000	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,814	219

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	For the three months ended March 31,
	2011	2010
Net cash provided by operating activities of discontinued operations	66	299

Net cash used in investing activities of discontinued operations	(1)	(22)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,664	(14,053)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,812	33,403

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,476	$19,350

SUPPLEMENTAL DISCLOSURES:
Income tax received	$--	$--

Interest paid	$5	$5

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain	$633	$62

Acquisition and development of oil and gas
properties through accounts payable	$4,088	$1,269

Acquisition and development of oil and gas
through asset retirement obligations	$4	$13

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended March 31, 2011 and March 31, 2010 have been prepared by U.S. Energy Corp. (“USE” or the “Company”) in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.  The financial statements at March 31, 2011 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”) which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2010 Annual Report on Form 10-K.  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.  See Note 13.

2)      Summary of Significant Accounting Policies

For detailed descriptions of our significant accounting policies, please see Form 10-K for the year ended December 31, 2010 (Note B pages 85 to 92).

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

Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability and asset retirement obligations or the cost center ceiling.  The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on unescalated average prices per barrel of oil and per MMbtu of natural gas at the first day of each month in the 12-month period prior to the end of the reporting period and costs, adjusted for contract provisions, financial derivatives that hedge our oil and gas revenue and asset retirement obligations, (ii) the cost of properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, reduced by the (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the cost center ceiling limitation, a non-cash impairment charge is required in the period in which the impairment occurs.  At March 31, 2011, the book value of our oil and gas properties did not exceed the cost center ceiling.

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

The Company’s Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties on a quarterly basis. These policies require that derivative instruments be executed only by the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. See Note 6, Commodity Price Risk Management, for further discussion.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Revenue Recognition

USE records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled to based on our interest in the properties. Natural gas balancing obligations as of March 31, 2011 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Recent Accounting Pronouncements

As of March 31, 2011, there have been no recent accounting pronouncements currently relevant to USE in addition to those discussed on pages 91 to 92 of our Annual Report on Form 10-K for the year ended December 31, 2010.  We continue to review current outstanding statements from the FASB and do not believe that any of those statements will have a material effect on our financial statements when adopted.

3)      Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

Components of Property and Equipment as of March 31, 2011 and December 31, 2010 are as follows:

	(In thousands)
	March 31,	December 31,
	2011	2010
Oil & Gas properties
Unproved	$19,902	$17,926
Wells in progress	7,787	3,694
Proved	66,749	63,317
	94,438	84,937
Less accumulated depreciation
depletion and amortization	(17,348)	(14,563)
Net book value	77,090	70,374

Mining properties	21,077	21,077

Building, land and equipment	14,580	14,564
Less accumulated depreciation	(5,381)	(5,228)
Net book value	9,199	9,336
Totals	$107,366	$100,787

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Oil and Gas Activities

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2011 and December 31, 2010 which were not included in the amortized cost pool were $27.7 and $21.6 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unproved properties.  No capitalized costs related to unproved properties are included in the amortization base at March 31, 2011 and December 31, 2010.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

Ceiling Test Analysis - We perform a quarterly ceiling test for each of our oil and gas cost centers, which in 2010, there was only one.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended March 31, 2011, we used $83.54 per barrel for oil and $4.11 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

At March 31, 2011 and 2010, the ceiling was in excess of the net capitalized costs as adjusted for related deferred income taxes and no impairment was required.  Management will continue to review our unproved properties based on market conditions and other changes and if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

Wells in Progress - Wells in progress represent the costs associated with unproved wells that have not reached total depth or have not been completed as of period end.  They are classified as wells in progress and withheld from the depletion calculation.  The costs for these wells are then transferred to proved property when the wells reach total depth and are cased and the costs become subject to depletion and the ceiling test calculation in future periods.

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

Mineral properties at March 31, 2011 and December 31, 2010 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.  On August 19, 2008, we entered into an agreement with Thompson Creek Metals Company USA (“TCM”) to develop this property.  Under the terms of the agreement, TCM could have earned up to a 75% interest in the project for the investment of $400 million.  On April 21, 2011, Thompson Creek Metals Company Inc. terminated its option agreement with U.S. Energy to develop the Mount Emmons molybdenum deposit (see Note 13, Subsequent Events).

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Our carrying balance in the Mt. Emmons property at March 31, 2011 and December 31, 2010 is as follows:

	(In thousands)
	March 31,	December 31,
	2011	2010
Costs associated with Mount Emmons
beginning of year	$21,077	$21,969
Development costs during the year	--	108
Option payment from Thompson Creek	--	(1,000)
Costs at end of year	$21,077	$21,077

4)      Assets Held for Sale

In accordance with property, plant, and equipment authoritative guidance, assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year.  Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell.  Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.

In January 2011, we decided to sell the Remington Village multifamily project in Gillette, Wyoming and plan to use the proceeds to further the development of our oil and gas business.  At December 31, 2010, we recorded a $1.5 million impairment to adjust the carrying value of the multifamily project to the December 31, 2010 appraised value less anticipated selling costs.  As of March 31, 2011, the accompanying condensed consolidated balance sheets present $21.0 million in book value of assets held for sale, net of accumulated depreciation, and $283,000 in liabilities held for sale.  Because Remington Village has been classified as an asset held for sale, the scheduled depreciation of $237,000 was not recorded during the first quarter of 2011.

At March 31, 2011, management determined that no further impairment is needed as the carrying value remains at appraisal less anticipated selling costs.  Operations related to Remington Village are shown in discontinued operations on the accompanying condensed consolidated statements of operations.

5)      Asset Retirement Obligations

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	March 31,	December 31,
	2011	2010
Beginning asset retirement obligation	$303	$211
Accretion of discount	5	17
Liabilities incurred	4	75
Ending asset retirement obligation	$312	$303

Mining properties	$141	$139
Oil & Gas Wells	171	164
Ending asset retirement obligation	$312	$303

6)      Commodity Price Risk Management

Through our wholly-owned affiliate Energy One LLC (“Energy One”), we have entered into three commodity derivative contracts (“economic hedges”) with BNP Paribas (“BNP”), a costless collar and two fixed price swaps, as described below.  The three derivative contracts are priced using West Texas Intermediate (“WTI”) quoted prices.  U.S. Energy Corp. is a guarantor of Energy One under the economic hedges.  The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of our future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements.  However, there is a risk that such use may limit our ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of the its existing positions.

Energy One's commodity derivative contracts as of March 31, 2011 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbl/d)	Strike Price

Crude Oil Costless Collars
10/01/10 - 09/30/11	BNP Parabis	WTI	200	Put:	$75.00
				Call:	$83.25
Crude Oil Swaps
10/01/10 - 09/30/11	BNP Parabis	WTI	200	Fixed:	$79.05
01/01/11 - 12/31/11	BNP Parabis	WTI	200	Fixed:	$89.60

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

		Fair Value at
Underlying	Location on	March 31,
Commodity	Balance Sheet	2011

Crude oil derivate contract	Current Liability	$909
Crude oil derivate contract	Current Liability	1,050
Crude oil derivate contract	Current Liability	1,007
		$2,966

Unrealized gains and losses resulting from derivatives are recorded at fair value on the condensed consolidated balance sheet and changes in fair value are recognized in the unrealized gain (loss) on risk management activities line on the condensed consolidated statement of operations. Realized gains and losses resulting from the contract settlement of derivatives will be recorded in the commodity price risk management activities line on the condensed consolidated statement of income. There were no realized gains or losses recorded for the three months ending March 31, 2010.

7)      Fair Value

We adopted Financial Accounting Standards Board Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820) on January 1, 2008, as it relates to financial assets and liabilities.  We adopted FASB ASC 820 on January 1, 2009, as it relates to nonfinancial assets and liabilities.  FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs the Company uses to measure fair value. The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

•	Level 1- Unadjusted quoted prices are available in active markets for identical assets or liabilities.
•	Level 2- Pricing inputs, other than quoted prices within Level 1, which are either directly or indirectly observable.
•	Level 3- Pricing inputs that are unobservable requiring the Company to use valuation methodologies that result in management’s best estimate of fair value.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels.  As of March 31, 2011, we held $6.8 million of investments in government securities and marketable securities.  The fair value of the investments is reflected on the balance sheet as detailed below.  The fair value of our commodity risk management liabilities and other accrued liabilities are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets.  The fair values of our other accrued liabilities that are reflected on the balance sheet are detailed below.  The other accrued liabilities are the long term portion of the executive retirement program.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
		Fair Value Measurements at March 31, 2011 Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$1,350	$1,350	$--	$--
Assets held for sale	21,002	--	21,002	--

Total assets	$22,352	$1,350	$21,002	$--

Commodity risk management liability	$2,966	$--	$2,966	$--
Liabilities held for sale	283	--	283	--
Other accrued liabilities	872	--	--	872

Total	$4,121	$--	$3,249	$872

The following table summarizes, by major security type, the fair value and any unrealized gain of our investments.  The unrealized gain is recorded on the condensed consolidated balance sheets as other comprehensive income, a component of shareholders’ equity.

	(In thousands)
March 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Gain	Fair Value	Gain	Fair Value	Gain

Available for sale securities	$1,350	$989	$--	$--	$1,350	$989

Total	$1,350	$989	$--	$--	$1,350	$989

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value since interest rates have remained generally unchanged from the issuance of the debt.  The fair value and carrying value of our debt was $3,600,000 as of March 31, 2011.

8)      Debt

At March 31, 2011, our debt consists of debt related to our oil and gas reserves and the purchase of land near our Mt. Emmons molybdenum property.  The oil and gas debt bears an interest rate of 2.70% per annum and the land debt bears an interest rate of 6% per annum.  The oil and gas debt is for a term of six months and is due on August 18, 2011.  The payment will be $3.0 million plus accrued interest of $41,000.  The land debt is due in three equal annual payments of $200,000, plus accrued interest. The next payment is due on January 2, 2012.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

9)      Shareholders’ Equity

Common Stock

During the three months ended March 31, 2011, USE issued 127,885 shares of common stock.  These shares consist of (a) 20,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan; (b) 10,000 shares issued as a result of warrants being exercised by a director of the Company and (c) 97,885 shares as a result of the exercise of options by employees of the Company.

The following table details the changes in common stock during the three months ended March 31, 2011:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2010	27,068,610	$271	$121,062
2001 stock compensation plan	20,000	--	124
Exercise of employee stock options	97,885	1	(226)
Exercise of outside director warrants	10,000	--	39
Expense of employee options vesting	--	--	251
Expense of outside director warrants vesting	--	--	(30)
Balance March 31, 2011	27,196,495	$272	$121,220

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

During the three months ended March 31, 2011, we recognized $251,000 in compensation expense related to employee options.  We will recognize an additional $698,000 in expense over the remaining vesting period of the outstanding options of 0.71 years.  We compute the fair values of options granted using the Black-Scholes pricing model.  97,885 shares of common stock were issued as a result of the exercise of 368,136 options held by officers and employees during the three months ended March 31, 2011.

Warrants to Others

From time to time we issue stock purchase warrants to non-employees for services. During the three months ended March 31, 2011 we issued 10,000 shares of common stock to a director of the Company as the result of the exercise of outstanding warrants.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Due to an adjustment to the expected forfeiture rate of the outstanding, unvested warrants, during the three months ended March 31, 2011, we recorded a credit to expense of $30,000 for warrants issued to third parties.  We will recognize an additional $43,000 in expense over the vesting period of the outstanding warrants.

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the three months ended March 31, 2011:

	March 31, 2011
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding balance at December 31, 2010	3,011,647	$3.87	320,000	$2.95
Granted	--	$--	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	--	$--
Exercised	(368,136)	$3.94	(10,000)	$3.90
Outstanding at March 31, 2011	2,643,511	$3.86	310,000	$2.92
Exercisable at March 31, 2011	2,246,012	$3.87	266,667	$2.89

Weighted Average Remaining Contractual Life - Years		5.19		4.07

Aggregate intrinsic value of options / warrants outstanding		$5,377,000		$538,000

10)      Income Taxes

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

11)      Segment Information

As of March 31, 2011, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three months ended March 31, 2011, and 2010, and total assets as of March 31, 2011 and December 31, 2010 by segment are as follows:

	(In thousands)
	For the three months
	For the three months ended March 31,
	2011	2010
Revenues:
Oil and gas	$4,883	$7,709
Total revenues:	4,883	7,709

Operating expenses:
Oil and gas	$6,864	$3,385
Mineral properties	472	406
Total operating expenses:	7,336	3,791

Interest expense
Oil and gas	$9	$--
Mineral properties	9	12
Total interest expense:	18	12

Operating (loss) income
Oil and gas	$(1,990)	$4,324
Mineral properties	(481)	(418)
Operating (loss) income
from identified segments	(2,471)	3,906

General and administrative expenses	(2,411)	(2,668)
Add back interest expense	18	12
Other revenues and expenses:	(68)	1,090
(Loss) income before income taxes
and discontinued operations	$(4,932)	$2,340

Depreciation depletion and amortization expense:
Oil and gas	$2,785	$2,255
Mineral properties	26	18
Corporate	126	96
Total depreciation expense	2,937	2,369

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	March 31,	December 31,
	2011	2010
Assets by segment
Oil and Gas properties	$81,946	$75,639
Mineral properties	21,162	21,258
Corporate assets	49,578	59,119
Total assets	$152,686	$156,016

12)      Equity Income in Unconsolidated Investment

We recorded an equity loss from our unconsolidated investment in Standard Steam, LLC (“SST”) during the three months ended March 31, 2011, of $64,000.

13)      Subsequent Events

Mount Emmons molybdenum property - on April 21, 2011, Thompson Creek Metals Company Inc. terminated its option agreement with U.S. Energy to develop the Mount Emmons molybdenum deposit located in Gunnison County, Colorado.  In notifying the Company, Thompson Creek cited more immediate development priorities in its portfolio of assets including the expansion of the Endako Project, its newly acquired Mt. Milligan Project and the Berg Project.

Remington Village – On May 5, 2011, the Company obtained a $10.0 million loan from a commercial bank and pledged Remington Village as collateral on the loan.  The loan bears interest at 5.5% per annum and is due on May 5, 2016.  This loan replaces the $10.0 million line of credit that we previously had with the bank.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three months ended March 31, 2011 and 2010.  The following also updates information as to our financial condition provided in our 2010 Annual Report on Form 10-K.  Statements in the following discussion may be forward-looking and involve risk and uncertainty.  The following discussion should also be read in conjunction with our condensed financial statements and notes thereto.

General Overview

We are an independent energy company focused on the acquisition and development of oil and gas producing properties in the continental United States.  Our business is currently focused in the Rocky Mountain region (specifically the Williston Basin of North Dakota and Montana and Anadarko Basin of Colorado), Texas, Louisiana and California, however, we do not intend to limit our focus to these geographic areas.  We continue to focus on increasing production, reserves, revenues and cash flow from operations while managing our level of debt.  Our liquidity and access to financing under our Senior Secured Revolving Credit Facility (see Liquidity and Capital Resources below) allows us to seek additional oil and gas opportunities in the U.S.

We currently explore for and produce oil and gas through a non-operator business model; however, we expect to operate our Colorado property for our own account in 2011.  As a non-operator, we rely on our operating partners to propose, permit and manage wells.  Before a well is spud, the operator is required to provide all oil and gas interest owners in the designated well unit the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis.  After the well is completed, our operating partners also transport, market and account for all production

Additionally, we are involved in the exploration for and development of minerals (molybdenum) through our ownership of the Mt. Emmons Molybdenum Project in Colorado and geothermal energy through our investment in Standard Steam Trust.  Capitalized dollar amounts invested in each of these areas at March 31, 2011 and December 31, 2010 were as follows:

	(In thousands)
	March 31,	December 31,
	2011	2010
Unproved oil and gas properties	$27,689	$21,620
Proved oil and gas properties	66,749	63,317
Undeveloped mining properties	21,077	21,077
Investment in geothermal properties	2,770	2,834
	$118,285	$108,848

Oil and Gas Activities

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

Williston Basin, North Dakota

With Brigham Oil & Gas, L.P.  We participate in fifteen 1,280 acre drilling units with Brigham.  From August 24, 2009 to March 31, 2011, we have drilled and completed 12 of the 15 gross initial Bakken Formation wells (4.09 net), 1 gross Bakken formation infill well (0.31 net) and 1 gross Three Forks formation well (0.17 net) under the Drilling Participation Agreement with Brigham Oil & Gas, L.P. (“Brigham”) a Delaware limited partnership, wholly-owned by Brigham Exploration Company (a Delaware corporation).  Three gross initial Bakken formation wells (0.86 net) and 1 infill Bakken formation well (0.31 net) were in progress at March 31, 2011.  Four additional gross infill wells (0.96 net) are expected to be drilled during the balance of 2011.  Brigham operates all of the wells.

During the first three months of 2011, USE completed 1 gross well (0.29 net) and finished drilling one well that was in progress at December 31, 2011 with net costs of $2.9 million for the quarter.

Brigham recently announced that the interpretation of the micro-seismic data from the 18 square mile data set accumulated during the Brad Olson 9-16 #2H fracture stimulation indicates that frac wings appear to extend laterally approximately 500' on either side of the wellbore, or 1,000' in total, per well. Based on a one mile wide spacing unit, results from the micro-seismic monitoring appear to support development of at least four wells per producing horizon per 1,280 acre spacing unit, or approximately eight total Bakken and Three Forks wells per spacing unit.  If the state of North Dakota allows four wells per formation in each spacing unit, the Company could ultimately drill 60 gross Bakken formation and 60 gross Three Forks formation wells for a total of 120 gross wells with Brigham.

With Zavanna, LLC.  In 2010, we acquired approximately 6,200 net acres from Zavanna, LLC for approximately $11.0 million.  The acreage is in two parcels – the Yellowstone Prospect and the SE HR Prospect.  We expect this program will result in 31 gross 1,280 acre spacing units (with various working interests of up to 35%), with the potential of 93 gross Bakken and 93 gross Three Forks wells.  In March 2011, we acquired an additional 131 net acres in the Yellowstone Prospect from a third party for $197,000.

During the first quarter of 2011, we drilled 2 gross wells (0.69 net) with Zavanna, LLC.  One additional gross well (0.13 net) was in progress at March 31, 2011.  We expect that these wells will be completed in the second and third quarters of 2011.  Our net investment in these wells as of March 31, 2011 was $3.5 million.  Zavanna, LLC operates all of these wells.

With Murex Petroleum Corporation.  At March 31, 2011, 1 gross well (0.09 net) was in progress with Murex Petroleum Corporation.  We expect that this well will be completed in the second quarter of 2011.  Our net investment in this well as of March 31, 2011 was $341,000.  Murex Petroleum Corporation operates this well.

U.S. Gulf Coast (Onshore) and Permian Basin, Texas

We participate with several different operators in the U.S. Gulf Coast (onshore) and Permian Basin of Texas.  At March 31, 2011, we had 5 gross producing wells (0.99 net) in this region.

During the first three months of 2011, we drilled 3 gross wells (0.52 net) in the U.S. Gulf Coast.  Two gross wells (0.27 net) were in progress at March 31, 2011.  Our net investment in these wells in progress as of March 31, 2011 was $654,000.  One gross well (0.25 net) was deemed to be non productive and has been plugged and abandoned.  Net costs to the Company as of March 31, 2011 for the abandoned well were $568,000.

San Joaquin Basin, California

Under an October 2010 agreement with Cirque Resources LP (“Cirque”) (a private exploration and development company based in Denver, Colorado), we paid $2.5 million to Cirque to purchase a 40% working interest (32% NRI) in Cirque’s leases on 6,120 net mineral acres (2,448 acres net to our interest), in the San Joaquin Basin.  Of the amount paid, $1.6 million is an advance against our 40% working interest for the initial well, including 33% of Cirque’s 60% working interest share for the well.  Cirque’s lease assignments to us, are held in escrow, until the end of the well’s drilling phase; once we have paid all the drilling costs (ours and Cirque’s carry), the assignments will be recorded and released to us.

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

Eagle Ford Shale, South Texas

In February 2011, we entered into a participation agreement with Crimson Exploration Inc. ("Crimson") to acquire a 30% working interest in an oil prospect and associated leases located in Zavala County, Texas.  Under the terms of the agreement, we will earn a 30% working interest (22.5% net revenue interest) in approximately 4,675 gross contiguous acres (1,402.5 net mineral acres) through a combination of a cash payment and commitment well carry.  All future drilling and leasing will be paid by the participants in proportion to their working interest.  For competitive reasons, the financial terms of the transaction will not be disclosed at this time.

The prospect is an Eagle Ford shale oil window target in Zavala County, Texas.   Crimson will operate and tentatively plans to spud the first well in the area during the second quarter of 2011.  If successful, the well is planned to be put on production for several months to evaluate well performance and in order to properly plan and budget for an aggressive 2012 drilling program.  It is estimated under current spacing that there is a potential for up to 26 gross (7.8 net) drilling locations on the acreage. Looking forward, USE and Crimson have identified and plan to jointly seek additional opportunities in the Eagle Ford oil window.

Anadarko Basin, Southeast Colorado

On January 31, 2011, we entered into an acquisition, exploration and development agreement with a private party in an oil and gas prospect located in Southeast Colorado.

Under the terms of the agreement, we acquired an 80% working interest in approximately 3,000 net acres.  We have also agreed to carry the seller for their 20% working interest to casing point in the initial well.  The dry hole cost of the well is estimated to be $400,000.  We will be the operator of the project and the initial well is planned to be spud in the second quarter of 2011.  All subsequent wells will be funded by the participants proportionate to their respective working interests.  The prospect is a Mississippian target with an expected total drilling depth of approximately 6,500 feet.

Liquidity and Capital Resources

At March 31, 2011, we had $7.5 million in cash and cash equivalents and $6.8 million in U.S. Treasuries with longer than 90-day maturities from date of purchase for a total of $14.3 million or $0.53 per outstanding common share.  Our working capital (current assets minus current liabilities) was $20.8 million.  As discussed below in Capital Resources and Capital Requirements, we project that our capital resources at March 31, 2011 will be sufficient to fund operations and capital projects through the balance of 2011.

The principal recurring trend which affects the Company is variable prices for commodities producible from our oil, gas and mineral properties. The extent and grade of discovered oil, gas and minerals can mitigate or aggravate the impact of price swings.  As commodities experience lower values in the market place, it is typically less expensive to acquire properties and hold them until prices rise to levels which either allow the properties to be sold or placed into production with joint venture partners, or for our own account.  Availability of exploration drilling equipment and crews fluctuates with the market prices for oil and natural gas.  When prices are low there is typically less exploration activity and the cost of drilling and completing wells is generally reduced.  Conversely, when prices are high there is generally more exploration activity and the cost of drilling and completing wells generally increases.

Cash flows during the three months ended March 31, 2011:

Operations provided $1.4 million, Investing Activities consumed $2.6 million, Financing Activities provided $2.8 million and Discontinued Operations provided $65,000 for a net increase in cash of $1.7 million during the three months ended March 31, 2011.  During the three months ended March 31, 2010, Operations provided $2.7 million, Investing activities consumed $17.3 million, Financing activities provided $219,000 and Discontinued operations provided $277,000, for a net decrease of $14.1 million.

Operating Activities:

•
Cash provided by operations for the period ended March 31, 2011 decreased to $1.3 million as compared to cash provided in operations of $2.7 million for the same period of the prior year.  This $1.4 million decrease year over year in cash from operating activities is predominantly a result of a $3.9 million decrease in net income operations during the respective periods.

•	For a complete discussion of cash provided by Operations please refer to Results of Operations below.

Investing Activities:

•
Investing activities consumed cash through the acquisition and development of oil and gas properties, $13.6 million; acquisition of property and equipment, $16,000; a change in restricted investments, $34,000.

•
Investing activities provided cash through the redemption of $11.0 million of treasury investments which were used to fund the purchase of oil and gas properties and advance drilling programs on existing prospects.

Financing Activities:

•
Financing activities consumed a net of $186,000 from the exercise of employee options and non-employee warrants.  The Company received $39,000 as proceeds from the exercise of warrants by a director and paid taxes of $225,000 as a result of the cashless exercise of options by employees.

•	Financing activities provided $3.0 million from the initial borrowing from the Senior Credit Facility provided to the Company by BNP.

Following is a discussion regarding our projected Capital Resources and Capital Requirements for the balance of 2011.  For longer-range projections of capital resources and requirements, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Resources

Potential primary sources of future liquidity include the following:

Oil and Gas Production

At March 31, 2011, we had nineteen gross producing wells (6.37 net).  During the three months ended March 31, 2011, we received on average $2.2 million per month from these producing wells with average operating cost of $291,000 per month (excluding workover costs), production taxes of $227,000 before non cash depletion expense, for average cash flows of $1.7 million per month from oil and gas production.  We anticipate that cash flows from oil and gas operations will increase through the balance of 2011 as the wells being drilled with Brigham Oil & Gas, L.P. (“Brigham”), Zavanna, LLC (“Zavanna”), and others, begin to produce.  Decreases in the price of oil and natural gas, increased operating costs, and declines in production rates however, could decrease these monthly cash flow amounts.

The decline of production from the existing Bakken wells and the back-in provision granted Brigham after pay back of drilling costs will decrease the amount of cash flow we receive from those wells.  We anticipate drilling more Bakken and Three Forks wells with Brigham and Zavanna in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

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

Factors that could affect cash flow from oil and gas production include:

•	Lower market prices for oil and gas
•	Higher drilling costs
•	Higher lease operating expenses
•	Steeper decline rates than currently anticipated
•	Mechanical and geological problems with the wells

Cash on Hand

At March 31, 2011, we had $7.5 million in cash and cash equivalents and $6.8 million in U.S. Treasuries.  We invest cash in interest bearing accounts, with the majority invested in U.S. Government Treasuries.  During the past two years, this investment policy has insured the preservation of principal with a nominal yield.

BNP Paribas Senior Credit Facility

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

From time to time until the expiration of the credit facility (July 30, 2014) if Energy One is in compliance with the Facility Documents, Energy One may borrow, pay, and re-borrow funds from the Lenders, up to an amount equal to the Borrowing Base, which was originally established at $12 million.  On March 28, 2011, the Borrowing Base increased to $22.5 million as a result of a redetermination using our December 31, 2010 financial statements, production reports and a reserve reports.

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

Asset Held for Sale – Remington Village

We obtained long-term financing in the amount of $10.0 million with a commercial bank on May 5, 2011 for our 216 unit multifamily housing property in Gillette, Wyoming.  Until the property is sold, we will continue to receive rental receipts.  The property averaged an occupancy rate of 90% during 2010 and was 94% occupied as of March 31, 2011.  Occupancy is dependent on the regional economy including coal mining operations, oil and gas exploration and construction of a power generating plant in the area.  The property generated positive cash flow of $271,000 during the first quarter of 2011 and cash flow is projected to remain in that range during the balance of 2011.

Capital Requirements

Our direct capital requirements during the balance of 2011 are the funding of our drilling programs, additional oil and gas exploration and development projects, acquisition of prospective oil and gas properties and or existing production, operating and capital improvement costs of the water treatment plant at the Mt. Emmons project, operations at Remington Village until it is sold and general and administrative costs.  We intend to finance our 2011 capital expenditure plan primarily from the sources described above under “Capital Resources”.  We may be required to reduce or defer part of our 2011 capital expenditures plan if we are unable to obtain sufficient financing from these sources.

Oil and Gas Exploration and Development

We continue to expect to spud approximately 40 gross and 13 net wells with capital expenditures of approximately $45.7 million in our 2011 oil and gas drilling program.  We have allocated an estimated $33.2 million to be spent in the Williston Basin of North Dakota in the Rough Rider and Yellowstone/SEHR programs with Brigham Exploration and Zavanna LLC, respectively.  The remaining $12.5 million in capital expenditure is budgeted to be spent on exploration initiatives in the San Joaquin Basin of California, in Texas and Louisiana (primarily onshore Gulf Coast), and our Colorado drilling program which we will operate. Amounts budgeted for each regional drilling program is contingent upon timing, well costs and success.  If our non-Bakken drilling initiatives in California and Colorado are not initially successful, funds allocated for those drilling programs will be allocated to other drilling initiatives in due course.  The actual number of gross and net wells could vary in each of these cases.  We have also budgeted $1,000,000 for the acquisition of oil and gas leases during 2011.

Mt. Emmons Molybdenum Project

We are responsible for all costs associated with operating the water treatment plant at the Mt. Emmons project.  Operating costs during the balance of 2011 are projected to be approximately $1.4 million.  Additionally, we have budgeted $750,000 for capital improvements in the plant which are expected to improve its efficiency.

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

On April 21, 2011, TCM terminated its option agreement with U.S. Energy to develop the Mount Emmons project.  Prior to that date, TCM funded the costs related to the property.  Going forward, these costs will be our responsibility.  We anticipate that our expenditures to continue the baseline data collection studies and activities under the Plan of Operations for the balance of 2011 will be approximately $1.0 million.  Additionally, TCM may elect to sell its 50% interest in the 160 acre parcel discussed above.  In the event that TCM does elect to sell its interest in the property, it is anticipated that our cost to purchase this interest will be approximately $1.4 million.  If we do acquire TCM’s interest in this property, our annual note payments will increase to three payments of $400,000 plus 6% interest per annum on the unpaid balance.

Real Estate

Cash operating expenses at Remington Village are projected to be approximately $85,000 per month until Remington Village is sold.  We do not anticipate any major capital expenditures on the property.

Geothermal and Alternative Energy Projects

At March 31, 2011, our net investment was $2.8 million which reflected a 22.8% minority ownership position in a geothermal partnership.  We are not obligated to fund cash calls and will suffer further dilution if we do not fund.

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

Reclamation Costs

We have reclamation obligations of $171,000 related to our oil and gas wells and $141,000 related to the Mt. Emmons molybdenum property.  As of March 31, 2011, no reclamation is expected to be performed on the existing wells during the year ended December 31, 2011.  Reclamation will only begin after the wells no longer produce oil or gas in economic quantities.  The earliest projected reclamation will begin in 2013 in the Gulf Coast unless wells in other areas are abandoned due to operational challenges.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  It is not anticipated that this reclamation work will occur in the near term.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Results of Operations

Three Months Ended March 31, 2011 compared to 2010

During the three months ended March 31, 2011, we recorded a loss of $2.2 million as compared to a net income of $1.5 million during the same period of 2010.  The decrease in net earnings for 2011 as compared to 2010 is primarily due to (a) $1.8 million in realized and unrealized loss on risk management activities in 2011, (b) $2.9 million higher lease operating expenses in 2011 which included approximately $2.5 million in proportionate workover costs on one well and (c) a 2010 equity gain of $963,000 related to our investment in Standard Steam Trust.

Operating Revenues - We recognized $4.9 million in net revenues during the quarter ended March 31, 2011 as compared to revenues of $7.7 million during same period in the prior year.  The reduction of revenues of $2.8 million during the quarter ended March 31, 2011 as compared to the same quarter of the prior year is as a result of lower gross revenues of $1.0 million during 2011  as a result of normal declines of producing wells and lack of new completions during the quarter and the unrealized and realized losses from our oil and gas hedging activities. During the third quarter of 2010, we entered into commodity derivate contracts and the present value of these contracts is recognized as unrealized changes to revenue until the contracts settle.  Realized gains and losses resulting from the contract settlement of derivatives are recorded in the commodity price risk management activities line on the condensed consolidated statement of income.  During the quarter ended March 31, 2011 we recorded realized loss from our hedges of $555,000 and an unrealized loss of $1.2 million for a total loss from our risk management activities of $1.8 million.

Tabular representation of the changes in revenues as well as the income (loss) from operations for the quarters ended March 31, 2011 and 2010 is as follows:

	(In thousands)
	For the three months ending		Increase
	March 31, 2011	March 31, 2010	(Decrease)
Revenues	$6,679	$7,709	$(1,030)
Realized loss from risk management activities	(555)	--	(555)
Unrealized (loss) from risk management activities	(1,241)	--	(1,241)
	4,883	7,709	(2,826)
Operating expenses	6,810	4,061	2,749
Depreciation, depletion and amortization	2,937	2,398	539
	9,747	6,459	3,288
Operating income (loss)	$(4,864)	$1,250	$(6,114)

Oil and Gas Operations - Oil and gas operations produced net operating loss of $2.0 million during the quarter ended March 31, 2011 as compared to a gain of $4.3 million from oil and gas operations during the quarter ended March 31, 2010.  The decrease in earnings from oil and gas operations is primarily due to (a) $1.0 million drop in revenues due to lower production during 2011 compared to 2010 (b) $1.7 million in realized and unrealized loss on risk management activities in 2011, (c) $2.9 million higher lease operating expenses in 2011 which included approximately $2.5 million in proportionate workover costs on one well.  The following table details the results of operations from the oil and gas sector for the quarters ended March 31, 2011 and 2010:

	(In thousands)
	For the three months ending		Increase
	March 31, 2011	March 31, 2010	(Decrease)
Oil and gas revenues	$6,679	$7,709	$(1,030)
Unrealized (loss) from risk management activities	(1,241)	--	(1,241)
Realized loss from risk management activities	(555)	--	(555)
	4,883	7,709	(2,826)

Operating expenses	4,079	1,130	2,949
Depreciation, depletion and amortization	2,785	2,255	530
	6,864	3,385	3,479
Operating income (loss)	$(1,981)	$4,324	$(6,305)

The following table summarizes production volumes, average sales prices and operating revenues for the quarters ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
Production volumes
Oil (Bbls)	67,350	88,326	(20,976)
Natural gas (Mcf)	173,755	159,859	13,896
Natural gas liquids (Bbls)	4,781	2,975	1,806
Average sales prices
Oil (per Bbl)	$83.27	$74.38	$8.89
Natural gas (per Mcf)	4.82	6.10	(1.28)
Natural gas liquids (per Bbl)	48.94	55.13	(6.19)
Operating revenues (in thousands)
Oil	$5,608	$6,570	$(962)
Natural gas	837	975	(138)
Natural gas liquids	234	164	70
Total operating revenue	6,679	7,709	(1,030)
Lease operating expense	(3,396)	(204)	(3,192)
Production taxes	(682)	(926)	244
Risk management activities	(1,796)	-	(1,796)
Income before depreciation, depletion and amortization	805	6,579	(5,774)
Depreciation, depletion and amortization	(2,785)	(2,255)	(530)
Income	$(1,980)	$4,324	$(6,304)

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

During the balance of 2011 we will complete wells that were drilled during 2010 and the first quarter of 2011 and drill and complete new wells.  We anticipate our production rates increasing as a result of these activities.  Increased production is projected to add additional cash flows from operations and improve net earnings from our oil and gas operations.  Extensive work over costs on existing wells or cost over runs on projected drilling projects would have a negative effect on both cash flows and earnings from the oil and gas segment.

Mt. Emmons Molybdenum Property - We are responsible for all costs associated with the water treatment plant at the Mt. Emmons molybdenum property and thereby recorded $429,000 in costs and expenses for that facility and $43,000 in holding costs of the Mt. Emmons molybdenum property during the quarter ended March 31, 2011.  During the quarter ended March 31, 2010, we expended $349,000 in operating costs related to the water treatment plant and $57,000 in holding costs.

General Administrative - General and administrative expenses decreased by $257,000 during the quarter ended March 31, 2011 over those experienced during the quarter ended March 31, 2010.

Other income and expenses - We recorded an equity loss of $64,000 from the investment in SST during the quarter ended March 31, 2011.  We recorded an equity gain of $963,000 for the quarter ended March 31, 2010 due to the sale of two of SST’s geothermal properties.  Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of assets decreased from $115,000 during the quarter ended March 31, 2010 to $0 during the quarter ended March 31, 2011.

Interest income decreased from $59,000 during the quarter ended March 31, 2010 to $20,000 during the quarter ended March 31, 2011.  The decrease is a result of lower amounts of cash invested in interest bearing instruments during the quarter, and lower interest rates received on those investments.

Interest expense increased from $17,000 during the quarter ended March 31, 2010 to $23,000 during the quarter ended March 31, 2011.  The increase in interest expense was related primarily to the $3.0 million borrowed under our Senior Credit Facility with BNP in February 2011.

Discontinued operations - We recorded income of $129,000, net of taxes from the discontinued operations of Remington Village during the quarter ended March 31, 2011 and income of $75,000, net of taxes for the quarter ended March 31, 2010.  The increase in income is primarily a result of $237,000 in scheduled depreciation costs that were not recorded during the first quarter of 2011 as a result of Remington Village being classified as an asset held for sale.

We therefore recorded net loss after taxes of $2.2 million, or $0.08 per share basic and diluted, during the quarter ended March 31, 2011 as compared to a net gain after taxes of $1.5 million, or $0.06 and $0.05 per share basic and diluted respectively, during the quarter ended March 31, 2010.

Critical Accounting Policies

For detailed descriptions of our significant accounting policies, please see pages 68 to 71 of our Annual Report on Form 10K for the year ended December 31, 2010.

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

Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2011 and December 31, 2010 which were not included in the amortized cost pool were $27.7 million and $21.6 million, respectively.  These costs consist of wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unproved properties.  No capitalized costs related to unproved properties are included in the amortization base at March 31, 2011 and December 31, 2010.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

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

Our Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties on a quarterly basis.  These policies require that derivative instruments be executed only by the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board.  The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades.  See Note 6, Commodity Price Risk Management, for further discussion.

Mineral Properties - We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves.  Costs and expenses related to general corporate overhead are expensed as incurred.  All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource.  Mineral properties at March 31, 2011 and December 31, 2010 reflect capitalized costs associated with the Mt. Emmons molybdenum property near Crested Butte, Colorado.

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

Future Operations

Management intends to continue seeking investment opportunities in the oil and natural gas sector.  Long term, we intend to fund the holding and permitting costs associated with the Mt. Emmons property.

Effects of Changes in Prices

Natural resource operations are significantly affected by changes in commodity prices.  As prices for a particular commodity increase, values for prospects for that commodity typically also increase, making acquisitions of such properties more costly and sales potentially more valuable.  Conversely, a price decline could enhance acquisitions of properties containing that commodity, but could also make sales of such properties more difficult.  Operational impacts of changes in commodity prices are common in the mining and oil and gas industries.

At March 31, 2011, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisition of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We had three divisions of contractual obligations at March 31, 2011: Debt to third parties of $3.6 million, executive retirement of $1.0 million and asset retirement obligations of $312,000.  The debt consists of debt related to our oil and gas reserves and the purchase of land near our Mt. Emmons molybdenum property.  The oil and gas debt bears and in interest rate of 2.7% per annum and the land debt bears an interest rate of 6% per annum.  The oil and gas debt is for a term of six months and is due on August 18, 2011.  The payment will be $3.0 million plus accrued interest.  The land debt is due in three equal annual payments of $200,000, plus accrued interest. The next payment is due on January 2, 2012.  The executive retirement liability will be paid out over varying periods starting after the actual projected retirement dates of the covered executives.  The asset retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment, projected executive retirement benefits and asset retirement obligations:
	(In thousands)
	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Debt obligations	$3,600	$3,200	$400	$--	$--

Executive retirement	1,028	156	327	163	382

Asset retirement obligation	312	--	69	14	229

Totals	$4,940	$3,356	$796	$177	$611

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

None

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Water Rights Litigation –Mt. Emmons Molybdenum Property

1. Concerning the Application of U.S. Energy, Case No. 2008CW81.  On July 25, 2008, the Company filed an Application for Finding of Reasonable Diligence with the Water Court (“Water Diligence Application”) concerning the conditional water rights associated with Mt. Emmons (Case No. 2008CW81).  The conditional water decree (“Decree”) requires the Company to file its proposed plan of operations and associated permits with the Forest Service and BLM within six years of entry of the 2002 Decree, or within six years of the final determination in the Applicant’s pending patent application, whichever occurs later.  The BLM issued the mineral patents on April 2, 2004. Although the issuance of the patents was appealed, on April 30, 2007, the United States Supreme Court made a final determination upholding BLM’s issuance of the mineral patents.

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

On August 11, 2010, High Country Citizen’s Alliance, Crested Butte Land Trust and Star Mountain Ranch Association, Inc. (“Opposers”) filed a Motion for Summary Judgment alleging that the Plan of Operations did not comply with the Forest Service regulations and did not satisfy certain Reality Check Limitations contained in the Water Rights Decree.  On September 24, 2010, U.S. Energy filed a Response to the Motion for Summary Judgment responding that the Plan of Operations complied with the Forest Service and BLM’s regulations and satisfied the Reality Check Limitations contained in the Water Rights Decree.  The U.S. Department of Justice also filed a response on behalf of the Forest Service and BLM that the Court cannot second guess the Forest Service’s determination that the Company’s Plan of Operations satisfied the Forest Service and BLM’s regulations.  On November 24, 2010 the District Court Judge denied the Opposers’ Motion for Summary Judgment and held that Company had until April 30, 2013 to comply with the Reality Check provision of the Decree, which is six years after the Supreme Court denied certiorari in the judicial proceeding.  The question of the adequacy of the Water Diligence Application is pending.

Appeal of Approval of Notice of Intent to Conduct Prospecting for the Mt. Emmons Property

On March 8, 2008, High Country Citizens’ Alliance (‘HCCA”) filed a request for hearing before the Colorado Land Reclamation Board (“Board”) of the approval of a Notice of Intent to Conduct Prospecting Notice for the Mt. Emmons molybdenum property (“NOI”), which was approved by the Division of Reclamation, Mining and Safety of the Colorado Department of Natural Resources (“DRMS”) on January 3, 2008.  The NOI as approved provided for continued exploration of the molybdenum deposit to update, improve and verify, in accordance with current industry standards and legal requirements, mineralization data that was collected by Amax in the late 1970’s.  On May 14, 2008, the Board denied HCCA’s Request for Hearing and also denied their Request for a Declaratory Order.  Citing Colorado law, the Board determined that HCCA did not have standing or the right to appeal DRMS’s approval of the NOI under Colorado law.  On August 28, 2008, HCCA appealed the Board’s decision in Denver District Court.  Plaintiff: High Country Citizen’s Alliance v. Defendants:  Colorado Mined Land Reclamation Board, Colorado Division of Reclamation Mining and Safety and U.S. Energy Corp., Case No.: 08CV6156 (District Court, 2d Jud. Dist., City and County of Denver).  The Board has filed an answer with the Court.  The DRMS and the Company  filed the responsive pleadings in addition to motions to dismiss the HCCA complaint.

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

On January 12, 2011, the MLRB on a 4-1 vote upheld DRMS’s approval of MD-03 and their determination that: (i) the activities proposed by the NOI and MD-03 are prospecting, not development or mining, (ii) the current financial warranty amount is sufficient to cover the proposed activities and (iii) DRMS’s decision not to make its approval of MD-03 contingent on permits or licenses that may be required by federal , other state, or local agencies was proper and affirmed that decision.  On March 2, 2011, HCCA appealed MLRB’s decision on MD-03 to the Denver, Colorado District Court.

For information on other legal proceedings in which there have been no new developments, see Item 1, Part II of the Company’s Annual Report on Form 10-K filed on March 14, 2011.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, “Item 1A - Risk Factors” (pages 18 to 30) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company issued 127,885 shares of its common stock.  The shares were issued as restricted securities in reliance on the exemption available to the Company under Section 4(2) of the Securities Act of 1933.  These shares were issued as new issuances pursuant to the 2001 stock compensation plan, 20,000 shares; the exercise of warrants by a director, 10,000 shares; and the exercise of options by employees, 97,885 shares.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matter to a Vote of Security Holders

None

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

(a)	Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The Company filed nine reports on Form 8-K for the quarter ended March 31, 2011. The events reported were as follows:

	1.	The report filed on January 7, 2011, under Item 7.01 referenced the $1 Million option payment from Thompson Creek Metals Company.

	2.	The report filed on January 18, 2011, under Item 8.01 referenced the decision of Colorado DRMS.

	3.	The report filed on January 28, 2011, under Item 8.01 referenced Oil and Gas update in for North Dakota.

	4.	The report filed on January 31, 2011, under Item 8.01 referenced Oil and Gas acquisition in Colorado.

	5.	The report filed on February 1, 2011, under Item 8.01 referenced Oil and Gas Capital Expenditure Budget for 2011.

	6.	The report filed on February 8, 2011, under Item 8.01 referenced Oil and Gas update in Texas and Louisiana.

	7.	The report filed on February 22, 2011, under Item 8.01 referenced a Participation Agreement in 30% working interest in Texas.

	8.	The report filed on March 14, 2011, under Item 7.01 referenced the highlights and financial results for the year ended December 31, 2010.

	9.	The report filed on March 15, 2011, under Item 8.01 referenced Oil and Gas update in North Dakota.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: May 6, 2011	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: May 6, 2011	By:	/s/ Robert Scott Lorimer
ROBERT SCOTT LORIMER
Principal Financial Officer and
Chief Accounting Officer