Form 10-Q/A
period 2011-06-30
US ENERGY CORP
filed 2011-08-11
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

YES  ☒                      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At August 4, 2011 there were issued and outstanding 27,259,391 shares of the Company’s common stock, $0.01 par value.

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.  Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbaes Document
101.DEF**	XBRL Definition Link Document

*	File as an Exhibit to our original report on form 10-Q filed August 8, 2011
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: August 11, 2011	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: August 11, 2011	By:	/s/ Bryon G. Mowry
BRYON G. MOWRY
Principal Accounting Officer