Form 10-Q
period 2011-09-30
US ENERGY CORP
filed 2011-11-07
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2011 or

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
YES  ☒                      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

At November 03, 2011 there were issued and outstanding 27,274,391 shares of the Company’s common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (unaudited)	4-5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	6-7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44-45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits and Reports on Form 8-K	46

	Signatures	47

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$4,803	$5,812
Marketable securities
Held to maturity - treasuries	--	17,843
Available for sale securities	295	1,364
Accounts receivable
Trade	4,542	3,890
Reimbursable project costs	--	114
Income taxes	104	104
Commodity risk management asset	1,058	--
Assets held for sale	21,150	20,979
Other current assets	409	456
Total current assets	32,361	50,562

INVESTMENT	2,642	2,834

PROPERTIES AND EQUIPMENT:
Oil & gas properties under full cost method,
net of $24,330 and $14,563 accumulated
depletion, depreciation and amortization	98,552	70,374
Undeveloped mining claims	20,771	21,077
Property, plant and equipment, net	8,942	9,336
Net properties and equipment	128,265	100,787

OTHER ASSETS	1,788	1,833
Total assets	$165,056	$156,016

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	September 30,	December 31,
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$8,116	$14,830
Accrued compensation	649	1,669
Commodity risk management liability	--	1,725
Current portion of debt	200	200
Liabilities held for sale	10,350	323
Other current liabilities	76	16
Total current liabilities	19,391	18,763

LONG-TERM DEBT, net of current portion	11,400	400

DEFERRED TAX LIABILITY	3,845	5,015

ASSET RETIREMENT OBLIGATIONS	454	303

OTHER ACCRUED LIABILITIES	899	847

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; unlimited shares
authorized; 27,259,391 and 27,068,610
shares issued, respectively	273	271
Additional paid-in capital	121,968	121,062
Accumulated surplus	6,697	8,713
Unrealized gain on marketable securities	129	642
Total shareholders' equity	129,067	130,688
Total liabilities and shareholders' equity	$165,056	$156,016

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUES:
Oil and gas	$8,408	$6,303	$22,112	$20,230
Realized (loss) on risk management activities	(322)	--	(1,892)	--
Unrealized gain (loss) on risk management activities	1,886	(586)	2,783	(586)
	9,972	5,717	23,003	19,644

OPERATING EXPENSES:
Oil and gas	2,643	1,423	8,677	4,051
Oil and gas depreciation, depletion and amortization	3,862	2,976	9,767	7,627
Water treatment plant	497	347	1,424	1,155
Mineral holding costs	266	9	346	61
General and administrative	1,829	1,920	6,378	6,755
	9,097	6,675	26,592	19,649
OPERATING (LOSS) INCOME	875	(958)	(3,589)	(5)

OTHER INCOME AND (EXPENSES):
Gain on the sale of assets	--	--	137	115
Equity gain/(loss) in unconsolidated investment	(63)	(52)	(192)	1,090
Gain on sale of marketable securities	377	26	386	34
Miscellaneous income and (expenses)	(104)	20	(142)	(60)
Interest income	6	30	36	91
Interest expense	(69)	(16)	(207)	(51)
	147	8	18	1,219
(LOSS) INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,022	(950)	(3,571)	1,214

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income taxes:
Current benefit from (provision for)	--	--	--	--
Deferred benefit from (provision for)	(892)	634	1,084	(245)
	(892)	634	1,084	(245)

(LOSS) INCOME FROM CONTINUING OPERATIONS	130	(316)	(2,487)	969

DISCONTINUED OPERATIONS
Discontinued operations, net of taxes	138	81	471	193
DISCONTINUED OPERATIONS	138	81	471	193
NET (LOSS) INCOME	$268	$(235)	$(2,016)	$1,162

NET (LOSS) INCOME PER SHARE
(Loss) income from continuing operations, basic	$--	$(0.01)	$(0.09)	$0.03
Income from discontinued operations, basic	0.01	--	0.02	0.01
Net (loss) income, basic	$0.01	$(0.01)	$(0.07)	$0.04

(Loss) from continuing operations, diluted	$--	$(0.01)	$(0.09)	$0.03
Income from discontinued operations, diluted	0.01	--	0.02	0.01
Net (loss) income, diluted	$0.01	$(0.01)	$(0.07)	$0.04

Weighted average shares outstanding
Basic	27,259,174	26,855,513	27,222,153	26,693,710

Diluted	27,862,098	26,855,513	27,222,153	27,743,396

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	(In thousands)
	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,016)	$1,162
(Income) from discontinued operations	(471)	(193)
(Loss) income from continuing operations	(2,487)	969
Adjustments to reconcile net (loss) income to net cash provided by operations
Depreciation, depletion & amortization	10,215	8,763
Change in fair value of commodity price
risk management activities, net	(2,783)	586
Accretion of discount on treasury investment	--	(61)
Gain on sale of marketable securities	(386)	(34)
Equity (gain)/loss from Standard Steam	192	(1,090)
Net change in deferred income taxes	(1,084)	349
(Gain) on sale of assets	(137)	(115)
Noncash compensation	1,095	1,101
Noncash services	--	48
Net changes in assets and liabilities	(2,198)	1,546
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,427	12,062
CASH FLOWS FROM INVESTING ACTIVITIES:
Net redemption (investment in) treasury investments	17,843	(7,122)
Cash distributions from Standard Steam	--	1,138
Acquisition & development of oil & gas properties	(43,699)	(29,013)
Acquisition & development of mining properties	(48)	(34)
Mining property option payment	354	--
Acquisition of property and equipment	(65)	(704)
Proceeds from sale of marketable securities	620	77
Proceeds from sale of property and equipment	147	118
Net change in restricted investments	37	(207)
NET CASH USED IN INVESTING ACTIVITIES	(24,811)	(35,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	(186)	503
Proceeds from new debt	21,069	--
Repayments of debt	(77)	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,806	503

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	(In thousands)
	For the nine months ended September 30,
	2011	2010
Net cash provided by operating activities
of discontinued operations	575	193

Net cash used in investing activities of discontinued operations	(6)	--
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(1,009)	(22,989)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	5,812	33,403

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,803	$10,414

SUPPLEMENTAL DISCLOSURES:
Income tax received	$--	$--

Interest paid	$180	$15

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain	$129	$370

Acquisition and development of oil and gas
properties through accounts payable	$5,889	$1,894

Acquisition and development of oil and gas
through asset retirement obligations	$134	$70

  The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended September 30, 2011 and September 30, 2010 have been prepared by U.S. Energy Corp. (“we,” “us,” “U.S. Energy” or the “Company”) in accordance with generally accepted accounting principles  in the United States of America (“U.S. GAAP”).  The financial statements at September 30, 2011 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”), which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2010 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2010 Annual Report on Form 10-K.  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.  See Note 13.

2)      Summary of Significant Accounting Policies

For detailed descriptions of our significant accounting policies, please see Form 10-K for the year ended December 31, 2010 (Note B pages 85 to 92).

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (U.S. GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include oil and gas reserves used for depletion and impairment considerations and the cost of future asset retirement obligations.   Due to inherent uncertainties, including the future prices of oil and gas, these estimates could change in the near term and such changes could be material.

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

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability and asset retirement obligations or the cost center ceiling.  The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on unescalated average prices per barrel of oil and per MMbtu of natural gas at the first day of each month in the 12-month period prior to the end of the reporting period and costs, adjusted for contract provisions, financial derivatives that hedge our oil and gas revenue and asset retirement obligations, (ii) the cost of properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, reduced by (iv) the income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the cost center ceiling limitation, a non-cash impairment charge is required in the period in which the impairment occurs.  At September 30, 2011, the book value of our oil and gas properties did not exceed the cost center ceiling.

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

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled to based on our interest in the properties. Natural gas balancing obligations as of September 30, 2011 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Recent Accounting Pronouncements - Update

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on its financial condition, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Topic 350):  Intangibles—Goodwill and Other.  ASU 2011-08 amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  We believe that this pronouncement will not have a material effect on our results of operations, financial condition, or cash flows.

3)      Properties and Equipment

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Components of Property and Equipment as of September 30, 2011 and December 31, 2010 are as follows:

	(In thousands)
	September 30,	December 31,
	2011	2010
Oil & Gas properties
Unevaluated	$24,070	$17,926
Wells in progress	12,736	3,694
Evaluated	86,076	63,317
	122,882	84,937
Less accumulated depreciation
depletion and amortization	(24,330)	(14,563)
Net book value	98,552	70,374

Mining properties	20,771	21,077

Building, land and equipment	14,582	14,564
Less accumulated depreciation	(5,640)	(5,228)
Net book value	8,942	9,336
Totals	$128,265	$100,787

Oil and Gas Activities

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at September 30, 2011 and December 31, 2010 which were not included in the amortized cost pool were $36.8 million and $21.6 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at September 30, 2011 and December 31, 2010.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

Ceiling Test Analysis - We perform a quarterly ceiling test for each of our oil and gas cost centers.  There was only one such cost center in 2011.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended September 30, 2011, we used $94.50 per barrel for oil and $4.16 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

At September 30, 2011 and 2010, the ceiling was in excess of the net capitalized costs as adjusted for related deferred income taxes and no impairment was required.  Management will continue to review our unproved properties based on market conditions and other changes and if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Wells in Progress - Wells in progress represent the costs associated with unproved wells that have not reached total depth or have not been completed as of period end.  They are classified as wells in progress and withheld from the depletion calculation.  The costs for these wells are then transferred to evaluated property when the wells reach total depth and are completed and the costs become subject to depletion and the ceiling test calculation in future periods.

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

Mineral properties at September 30, 2011 and December 31, 2010 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

Our carrying balance in the Mt. Emmons property at September 30, 2011 and December 31, 2010 is as follows:

	(In thousands)
	September 30,	December 31,
	2011	2010
Costs associated with Mount Emmons
beginning of year	$21,077	$21,969
Development costs during the nine months	48	108
Option payment from Thompson Creek	(354)	(1,000)
Costs at the end of the period	$20,771	$21,077

4)      Assets Held for Sale

In accordance with authoritative accounting guidance regarding property plant and equipment, assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year.  Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell.  Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

In January 2011, we made the decision to sell our Remington Village multifamily project in Gillette, Wyoming and plan to use the proceeds to further the development of our oil and gas business.  At December 31, 2010, we recorded a $1.5 million impairment to adjust the carrying value of the multifamily project to the approximate appraised value.  At September 30, 2011, management has determined that no further impairment is needed.  As of September 30, 2011, the accompanying condensed consolidated balance sheets present $21.2 million in book value of assets held for sale, net of accumulated depreciation, and $10.4 million in liabilities held for sale.  Because Remington Village has been classified as an asset held for sale, the scheduled depreciation of $710,000 was not recorded during the first nine months of 2011.  Remington is pledged as collateral on a $10.0 million note.  At such time as Remington is sold, the debt balance will be retired.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	September 30,	December 31,
	2011	2010
Beginning asset retirement obligation	$303	$211
Accretion of discount	17	17
Liabilities incurred	134	75
Liabilities settled	--	--
Ending asset retirement obligation	$454	$303

Mining properties	$146	$139
Oil & Gas wells	308	164
Ending asset retirement obligation	$454	$303

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

6)      Commodity Price Risk Management

Through our wholly-owned affiliate Energy One, we have entered into commodity derivative contracts (“economic hedges”) with BNP Paribas (“BNP”), as described below.  The derivative contracts are priced using West Texas Intermediate (“WTI”) quoted prices.  The Company is a guarantor of Energy One’s obligations under the economic hedges.  The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of our future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements.  However, there is a risk that such use may limit our ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features.

Energy One's commodity derivative contracts as of September 30, 2011 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbl/d)	Strike Price

Crude Oil Costless Collars
10/01/11 - 09/30/12	BNP Paribas	WTI	400	Put:	$80.00
				Call:	$99.00
Crude Oil Swaps
01/01/11 - 12/31/11	BNP Paribas	WTI	200	Fixed:	$89.60

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

		Fair Value at
Underlying	Location on	September 30,
Commodity	Balance Sheet	2011

Crude oil costless collar	Current Asset	$870
Crude oil swap	Current Asset	188
		$1,058

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

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

7)      Fair Value

We follow authoritative guidance regarding fair value measurements for all assets and liabilities measured at fair value.  That guidance establishes a fair value hierarchy that prioritizes the inputs the Company uses to measure fair value based on the significance level of the following inputs:

•	Level 1 - Unadjusted quoted prices are available in active markets for identical assets or liabilities.
•	Level 2 - Pricing inputs, other than quoted prices within Level 1, which are either directly or indirectly observable.
•	Level 3 - Pricing inputs that are unobservable, requiring the Company to use valuation methodologies that result in management’s best estimate of fair value.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels.  As of September 30, 2011, we held $295,000 of investments in marketable securities.  The fair value of our commodity risk management assets and other accrued liabilities are determined using discounted cash flow methodologies based on inputs that are not readily available in public markets.  The fair value of our property held for sale is determined based on anticipated future cash flows, costs and comparables to the extent they are available, less estimated selling costs.  The fair values of our other accrued liabilities that are reflected on the balance sheet are detailed below.  Other accrued liabilities increased to $898,000 at September 30, 2011 as a result of accretion of the liability.  The other accrued liabilities are the long term portion of the executive retirement program.

	(In thousands)
		Fair Value Measurements at September 30, 2011 Using
	September 30	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Commodity risk management assets	$1,058	$--	$1,058	$--
Assets held for sale	21,150	--	--	21,150

Total assets	$22,208	$--	$1,058	$21,150

Liabilities held for sale	$10,350	$--	$10,350	$--
Other accrued liabilities	899	--	--	899

Total	$11,249	$--	$10,350	$899

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table summarizes, by major security type, the fair value and any unrealized gain of our available for sale securities.  The unrealized gain is recorded on the condensed consolidated balance sheets as other comprehensive income, a component of shareholders’ equity.

	(In thousands)
September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Gain	Fair Value	Gain	Fair Value	Gain

Available for sale securities	$295	$202	$--	$--	$295	$202

Total	$295	$202	$--	$--	$295	$202

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value since interest rates have remained generally unchanged from the issuance of the debt.  The fair value and carrying value of our debt was $21.6 million as of September 30, 2011.

8)      Debt

At September 30, 2011, total debt in the amount of $21.6 million consists of debt related to our oil and gas reserves, debt on our multifamily housing project and the purchase of land near our Mt. Emmons molybdenum property.  The oil and gas debt bears an interest rate of 2.96% per annum, the debt on our multifamily housing project has an interest rate of 5.50% and the land debt bears an interest rate of 6.0% per annum.

The $11.0 million in oil and gas debt under our senior credit facility, has a term of six months and is due in February 2012, but can be continued at our election if we remain in compliance with the covenants under the facility through July 30, 2014.  Our intent is to extend this debt and therefore have classified it as a long-term liability. As of September 30, 2011, Energy One was in compliance with all the covenants under the senior credit facility.

On May 5, 2011 we borrowed $10.0 million from a commercial bank against Remington Village.  At September 30, 2011, the balance due on this note is $10.0 million.  The note is secured by the Company’s multi-family property in Gillette, Wyoming.  The note is amortized over 20 years with a balloon payment at the end of five years with an interest rate of 5.50% per annum.  Proceeds of the note were used to fund general business obligations.  When Remington is sold, the proceeds from the sale will first be applied to the retirement of the debt and the remainder applied to general corporate overhead and project development.  Therefore, the debt is included in current liabilities held for sale.

The land debt of $600,000 is due in three equal annual payments of $200,000 plus accrued interest. The next payment is due on January 2, 2012.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

9)      Shareholders’ Equity

Common Stock

During the nine months ended September 30, 2011, the Company issued 190,781 shares of common stock.  These shares consist of (a) 60,000 shares issued to officers of the Company pursuant to the 2001 Stock Compensation Plan, (b) 32,896 shares issued as a result of warrants being exercised by directors of the Company and (c) 97,885 shares issued as a result of the exercise of options by employees of the Company.

The following table details the changes in common stock during the nine months ended September 30, 2011:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance December 31, 2010	27,068,610	$271	$121,062
2001 stock compensation plan	60,000	1	336
Exercise of employee stock options	97,885	1	(226)
Exercise of outside director warrants	32,896	--	39
Expense of employee options vesting	--	--	757
Balance September 30, 2011	27,259,391	$273	$121,968

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

During the three and nine months ended September 30, 2011, we recognized $251,000 and $757,000, respectively, in compensation expense related to employee options.  We will recognize an additional $193,000 in expense over the remaining vesting period of the outstanding options of 0.25 years.  We compute the fair values of options granted using the Black-Scholes pricing model.  As a result of the exercise of 368,136 options held by officers and employees, 97,885 shares of common stock were issued during the nine months ended September 30, 2011.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Warrants to Others

From time to time we issue stock purchase warrants to non-employees for services.  During the nine months ended September 30, 2011, we issued 20,000 warrants to independent directors.  The warrants were issued at the closing price of $4.19 on the date of grant, vest over a three year period and expire ten years from the date of grant or one year after the Board member no longer serves on the Board.  The warrants were valued under Black-Scholes using a risk free interest rate of 1.765%, expected life of 6 years and expected volatility of 59.64%.

During the three months ended September 30, 2011, we recorded $16,000 in expense for warrants issued to third parties.  Due to an adjustment made during the first quarter of 2011 to the expected forfeiture rate of the outstanding, unvested warrants, we recorded a credit to expense of $300 for warrants issued to third parties during the nine months ended September 30, 2011.  We will recognize an additional $60,000 in expense over the vesting period of the outstanding warrants.  During the nine months ended September 30, 2011, we issued 32,896 shares of common stock to directors of the Company as the result of the exercise of 95,000 outstanding warrants.

The following table represents the activity in employee stock options and non-employee stock purchase warrants for the nine months ended September 30, 2011:

	September 30, 2011
	Employee Stock Options		Stock Purchase Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price

Outstanding balance at December 31, 2010	3,011,647	$3.87	320,000	$2.95
Granted	-	$-	20,000	$4.19
Forfeited	-	$-	(20,000)	$2.52
Expired	-	$-	-	$-
Exercised	(368,136)	$3.94	(95,000)	$2.99
Outstanding at September 30, 2011	2,643,511	$3.86	225,000	$3.08
Exercisable at September 30, 2011	2,433,511	$3.76	198,334	$2.91

Weighted Average Remaining Contractual Life - Years		4.69		2.96

Aggregate intrinsic value of options / warrants outstanding		$8,000		$1,000

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

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

11)      Segment Information

As of September 30, 2011, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the nine months ended September 30, 2011, and 2010, and total assets as of September 30, 2011 and December 31, 2010 by segment are as follows:

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Oil and gas	$9,972	$5,717	$23,003	$19,644
Total revenues:	9,972	5,717	23,003	19,644

Operating expenses:
Oil and gas	$6,505	$4,399	18,444	11,678
Mineral properties	763	356	1,770	1,216
Total operating expenses:	7,268	4,755	20,214	12,894

Interest expense
Oil and gas	$52	$--	81	--
Mineral properties	9	12	27	36
Total interest expense:	61	12	108	36

Operating (loss) income
Oil and gas	$3,415	$1,318	$4,478	$7,966
Mineral properties	(772)	(368)	(1,797)	(1,252)
Operating (loss) income
from identified segments	2,643	950	2,681	6,714

General and administrative expenses	(1,829)	(1,920)	(6,378)	(6,755)
Add back interest expense	61	12	108	36
Other revenues and expenses:	147	8	18	1,219
(Loss) income before income taxes
and discontinued operations	$1,022	$(950)	$(3,571)	$1,214

Depreciation depletion and amortization expense:
Oil and gas	$3,862	$2,976	$9,767	$7,627
Mineral properties	26	18	77	54
Corporate	121	95	371	285
Total depreciation expense	4,009	3,089	$10,215	$7,966

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	September 30,	December 31,
	2011	2010
Assets by segment
Oil and Gas	$104,811	$75,639
Mineral	20,822	20,800
Corporate	39,423	59,577
Total assets	$165,056	$156,016

12)      Equity Income in Unconsolidated Investment

We recorded an equity loss from our unconsolidated investment in Standard Steam, LLC (“SST”) during the three and nine months ended September 30, 2011, of $63,000 and $192,000, respectively.

13)      Subsequent Events

On October 7, 2011, the Company borrowed an additional $12.0 million under our senior credit facility with BNP Paribas to fund our drilling programs.  This brings our total debt drawn under the facility to $23.0 million.

On October 27, 2011, the Company entered into an agreement with Yuma Exploration and Production Company, Inc. to sell its interest in the Livingston prospect in Louisiana for $1.0 million.  The Company owns a 4.79% working interest in the prospect which included one gross producing well (approximately 5 BOE/day net) and one additional gross development well that was being completed at the time of the sale.  Our total investment in the prospect was approximately $2.0 million including seismic, drilling, leasehold acquisition and other development costs.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three and nine months ended September 30, 2011 and 2010.  The following also updates information as to our financial condition provided in our 2010 Annual Report on Form 10-K.  Statements in the following discussion may be forward-looking and involve risk and uncertainty.  The following discussion should also be read in conjunction with our condensed financial statements and the notes thereto.

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

We currently explore for and produce oil and gas through a non-operator business model; however, we operated our Colorado oil and gas property for our own account and may expand our operations to other areas.  As a non-operator, we rely on our operating partners to propose, permit and manage wells.  Before a well is drilled, the operator is required to provide all oil and gas interest owners in the designated well the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis.  After the well is completed, our operating partners also transport, market and account for all production.

We are also involved in the exploration for and development of minerals (molybdenum) through our ownership of the Mt. Emmons Molybdenum Project in Colorado.  Gross capitalized dollar amounts invested in each of these areas at September 30, 2011 and December 31, 2010 were as follows:

	(In thousands)
	September 30,	December 31,
	2011	2010
Unevaluated oil and gas properties	$36,806	$21,620
Evaluated oil and gas properties	86,076	63,317
Undeveloped mining properties	20,771	21,077
	$143,653	$106,014

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

Williston Basin, North Dakota

With Brigham Oil & Gas, L.P.  We participate in fifteen 1,280 acre drilling units with Brigham Oil & Gas, L.P. (“Brigham”), a subsidiary of Brigham Exploration Company.  From August 24, 2009 to September 30, 2011, we have drilled and completed 15 gross initial Bakken Formation wells (6.26 net), 2 gross Bakken formation infill wells (0.63 net) and 1 gross Three Forks formation well (0.18 net) under a Drilling Participation Agreement with Brigham.   One additional gross infill well (0.27 net) was drilling in progress at September 30, 2011 and one additional gross well (0.08 net) is expected to be drilled during the balance of 2011.  Brigham operates all of the wells.

During the first nine months of 2011, the Company completed 4 gross wells (1.37 net), finished drilling one well that was in progress at December 31, 2011 and started drilling one gross well with net capital costs related to these wells of $8.3 million for the period.

In February 2011, Brigham announced that its interpretation of micro-seismic data from an 18 square mile data set accumulated during the Brad Olson 9-16 #2H fracture stimulation indicates that frac wings appear to extend laterally approximately 500' on either side of the wellbore, or 1,000' in total, per well. Based on a one mile wide spacing unit, results from the micro-seismic monitoring appear to support development of at least four wells per producing horizon per 1,280 acre spacing unit, or approximately four Bakken and four Three Forks wells per spacing unit.  If the state of North Dakota allows four wells per formation in each spacing unit, the Company could ultimately drill 60 gross Bakken formation and 60 gross Three Forks formation wells for a total of 120 gross wells with Brigham (including wells already drilled).

With Zavanna, LLC.  In December 2010, we acquired approximately 6,200 net acres in the Williston Basin from Zavanna, LLC (“Zavanna”) for approximately $11.0 million.  The acreage is in two parcels – the Yellowstone Prospect and the SE HR Prospect.  We expect this program will result in 27 gross 1,280 acre spacing units (with various working interests of up to 35%), with the potential of 108 gross Bakken and 108 gross Three Forks wells (including wells already drilled).  Through September 30, 2011, we have acquired an additional 296 net acres in the Yellowstone Prospect from third parties for $325,000.

During the first nine months of 2011, we drilled 6 gross wells (1.57 net) with Zavanna.  We expect that four of these wells will be completed in the fourth quarter of 2011 and two will be completed in the first quarter of 2012.  Our net investment in these wells as of September 30, 2011 was $11.4 million.  Zavanna operates all of these wells.

With Murex Petroleum Corporation.  During the first nine months of 2011, we drilled and completed 1 gross well (0.09 net) with Murex Petroleum Corporation.  One additional gross well (0.03 net) was drilled in the third quarter of 2011 and is awaiting completion.  Our net investment in these wells as of September 30, 2011 was $1.1 million.  Murex Petroleum Corporation operates these wells.

U.S. Gulf Coast (Onshore) and Permian Basin, Texas

We participate with several different operators in the U.S. Gulf Coast (onshore) and the Permian Basin of Texas.  At September 30, 2011, we had 6 gross producing wells (1.16 net) in this region.

During the first nine months of 2011, we drilled 4 gross wells (0.57 net) in the U.S. Gulf Coast.  One gross well (0.17 net) was successfully completed and is currently producing.  Our net investment is this well through September 30, 2011 is $839,000.  Three gross wells (0.40 net) were deemed to be non-productive and have been plugged and abandoned.  Net costs to the Company as of September 30, 2011 for the abandoned wells were $1.1 million.  One additional gross well (0.13 net) was in progress at September 30, 2011.  Subsequent to September 30, 2011, we sold our interest in the Livingston prospect operated by Yuma Exploration and Production Company, Inc. (see Subsequent Events footnote 13 to the accompanying financial statements).

San Joaquin Basin, California

Under an October 2010 agreement with Cirque Resources LP (“Cirque”) (a private exploration and development company based in Denver, Colorado), we paid $2.5 million to Cirque in 2010 to purchase a 40% working interest (32% NRI) in Cirque’s leases on 6,120 net mineral acres (2,448 acres net to our interest), in the San Joaquin Basin.  Of the amount paid, $1.6 million is an advance against our 40% working interest for the initial well, including 33% of Cirque’s 60% working interest share for the well.  Cirque intends to spud this exploratory well in the fourth quarter of 2011 or the first quarter of 2012.

Completion and all other costs and expenses for the initial well and for all subsequent wells and any midstream projects (gathering, compressors, and processing/treatment facilities) will be paid by participants in proportion to their working interests.  If successful, we estimate that our share of completion costs for the initial well will be approximately $640,000.  Cirque is the operator for all operations on the prospect.

Eagle Ford Shale, South Texas

In February 2011, we entered into a participation agreement with Crimson Exploration Inc. ("Crimson") to acquire a 30% working interest in an oil prospect (Leona River) and associated leases located in Zavala County, Texas.  Under the terms of the agreement, we have earned a 30% working interest (22.5% net revenue interest) in approximately 4,675 gross contiguous acres (1,402.5 net mineral acres) through a combination of a cash payment and commitment well carry.  All future drilling and leasing will be paid by the participants in proportion to their respective working interests.

In June 2011, we entered into a second participation agreement with Crimson to acquire a 30% working interest in another oil prospect (Booth/Tortuga) and associated leases located in Zavala and Dimmit Counties, Texas.  Under the terms of this agreement, we acquired a 30% working interest (22.5% net revenue interest) in approximately 7,186 acres (2,156 acres net to the Company).  The leases are currently held by production and produce approximately 200 gross BOE/D (46 net BOE/D) from the Austin Chalk formation.

The prospects are both Eagle Ford shale oil window targets and are operated by Crimson.  The initial well on the first prospect (0.30 net) was drilled during the second and third quarters of 2011 and is now producing.  The initial well on the second prospect is expected to spud in November 2011.

These acquisitions bring our total acreage in the Eagle Ford oil window to approximately 13,785 gross acres (4,136 acres net to the Company).  It is estimated under current spacing that there is a potential for up to 114 gross (34 net) drilling locations on the combined acreage. Looking forward, the Company plans to seek additional leasing opportunities in the Eagle Ford oil window jointly with Crimson.

Anadarko Basin, Southeast Colorado

On January 31, 2011, we entered into an acquisition, exploration and development agreement with a private party relating to an oil and gas prospect located in Southeast Colorado.  Under the terms of the agreement, we acquired an 80% working interest in approximately 3,000 net acres for cash and a commitment to carry the seller for their 20% working interest to casing point in the initial well.

The initial well was determined to be non-productive and has been plugged and abandoned.  Our net cost in this well at September 30, 2011 was $414,000.

Liquidity and Capital Resources

At September 30, 2011, we had $4.8 million in cash and cash equivalents.  Our working capital (current assets minus current liabilities) was $13.0 million.  As discussed below in Capital Resources and Capital Requirements, we project that our capital resources at September 30, 2011 will be sufficient to fund operations and capital projects through the balance of 2011.  Given the size of our potential commitments related to our existing inventory of drilling projects, our requirements for additional capital could increase significantly in 2012 if we elect to participate in the projected drilling of additional wells.  As a result, we may consider selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

The principal recurring uncertainty which affects the Company is variable prices for commodities producible from our oil, gas and mineral properties. Significant price swings can have adverse or positive effects on our business of exploring for, developing and producing oil and gas or minerals.  Availability of drilling and completion equipment and crews fluctuates with the market prices for oil and natural gas and thereby affects the cost of drilling and completing wells.  When prices are low there is typically less exploration activity and the cost of drilling and completing wells is generally reduced.  Conversely, when prices are high there is generally more exploration activity and the cost of drilling and completing wells generally increases.

Cash flows during the nine months ended September 30, 2011:

Operations provided $2.4 million, Investing Activities consumed $24.8 million, Financing Activities provided $20.8 million and Discontinued Operations provided $569,000 for a net decrease in cash of $1.0 million during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, Operations provided $12.1 million, Investing Activities consumed $35.7 million, Financing Activities provided $503,000 and Discontinued Operations provided $193,000, for a net decrease of $23.0 million.

Operating Activities:

•
Cash provided by operations for the nine month period ended September 30, 2011 decreased to $2.4 million as compared to cash provided by operations of $12.1 million for the same period of the prior year.  This $9.6 million decrease year over year in cash from operating activities is predominantly a result of $4.6 million higher lease operating expenses and a realized loss of $1.9 million in risk management activities.  The remainder of the change in cash provided by operations of $3.1 million is part of the complete discussion of cash provided by operations in the Results of Operations below.

Investing Activities:

•
Investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $43.7 million during the first nine months of 2011 (including payment of $5.7 million in accounts payable at December 31, 2010).  Other uses of cash for investing activities in the period were the acquisition of property and equipment in the amount of $65,000, and the development of mining properties in the amount of $48,000.

•
Investing activities provided cash during the first nine months of 2011 through the redemption of $17.8 million of treasury investments which were used to fund the purchase of oil and gas properties and advance drilling programs on existing prospects; $354,000 from the last payment received on the Mt. Emmons property, $620,000 from the proceeds on the sale of marketable securities, $147,000 in proceeds from the sale of property and equipment, and a change in restricted investments in the amount of $37,000.

Financing Activities:

•
Financing activities consumed $186,000 net during the first nine months of 2011 from the exercise of employee options and non-employee director warrants (the Company received $39,000 in proceeds from the exercise of warrants by a director and paid taxes of $225,000 as a result of the cashless exercise of options by employees).  Additionally, the Company paid $77,000 on its outstanding debt.

•
Financing activities provided $21.0 million during the first nine months of 2011 from a combination of the borrowing of $11.0 million under our senior credit facility with BNP and the borrowing of $10.0 million from a commercial bank.

Following is a discussion regarding our projected capital resources and capital requirements for the balance of 2011.  For longer-range projections of capital resources and requirements, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Capital Resources

Potential primary sources of future liquidity include the following:

Oil and Gas Production

At September 30, 2011, we had thirty-seven gross producing wells (11.60 net).  During the nine months ended September 30, 2011, we received an average of $2.5 million per month from these producing wells with an average operating cost of $338,000 per month (excluding workover costs) and production taxes of $242,000, for average cash flows of $1.9 million per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations will increase through the balance of 2011 as the wells being drilled with Brigham,  Zavanna, Crimson and others begin to produce.  However, decreases in the price of oil and natural gas, increased operating costs, declines in production rates, and other factors could decrease these average monthly cash flow amounts.

Normal production declines and the back-in after payout provision granted Brigham on the 15 initial wells drilled with Brigham will eventually decrease the amount of cash flow we receive on these wells.  We anticipate drilling more Bakken and Three Forks wells with Brigham and Zavanna in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Factors that could affect cash flow from oil and gas production include:

•	Lower market prices for oil and gas
•	Higher drilling and completion costs
•	Higher lease operating expenses
•	Steeper decline rates than currently anticipated
•	Mechanical problems with the wells

Cash on Hand

At September 30, 2011, we had $4.8 million in cash and cash equivalents.

BNP Paribas Senior Credit Facility

On July 30, 2010, we established a senior credit facility through our wholly owned subsidiary, Energy One, LLC (“Energy One”) to borrow up to $75 million from a syndicate of banks, financial institutions and other entities, including BNP.  The senior credit facility is being used to advance our short and mid-terms goals of increasing our investment in oil and gas.

From time to time until the expiration of the credit facility (July 30, 2014) if Energy One is in compliance with the facility documents, Energy One may borrow, pay, and re-borrow funds from the lenders, up to an amount equal to the borrowing base.  The borrowing base is redetermined semi-annually, taking into account updated reserve reports.  Any proposed increase in the borrowing base will require approval by all lenders in the syndicate, and any proposed borrowing base decrease will require approval by lenders holding not less than two-thirds of outstanding loans and loan commitments.  On September 6, 2011, the borrowing base increased to $28.0 million (from $22.5 million) as a result of a redetermination using our June 30, 2011 financial statements, production reports and reserve reports.  As of September 30, 2011, Energy One was in compliance with all the covenants under the senior credit facility.

Through September 30, 2011 we borrowed $11.0 million under the senior credit facility to fund a portion of our initial participation in the Eagle Ford Shale oil prospect in Zavala County, Texas with Crimson and our drilling program with Zavanna.  In October 2011, we borrowed an additional $12.0 million to fund our drilling programs.

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

Asset Held for Sale – Remington Village

Until the property is sold, we will continue to receive rental receipts from Remington Village.  The property averaged an occupancy rate of 90% during 2010 and was 79% occupied as of September 30, 2011.  Occupancy is dependent on the regional economy including coal mining operations, which has been affected by the global recession.  The property generated average positive cash flow of $91,000 per month during the first nine months of 2011 and cash flow is projected to remain in that range during the balance of 2011.

On May 5, 2011, we borrowed $10.0 million from a commercial bank against Remington Village.  The note is amortized over 20 years with a balloon payment at the end of five years and has an interest rate of 5.50% per annum.  The proceeds of the note are being used to fund our general business obligations.

Capital Requirements

Our direct capital requirements during the balance of 2011 are the funding of our drilling programs, additional oil and gas exploration and development projects, operating and capital improvement costs of the water treatment plant at the Mt. Emmons project and ongoing permitting activities for the Mt. Emmons project, operations at Remington Village until it is sold and general and administrative costs.  We intend to finance our 2011 capital expenditure plan primarily from the sources described above under “Capital Resources”.  We may be required to reduce or defer part of our 2011 capital expenditures plan if we are unable to obtain sufficient financing from these sources.

Oil and Gas Exploration and Development

We continue to expect capital expenditures of approximately $45 to $50 million in our 2011 oil and gas drilling program (through September 30, 2011, we have spent approximately $37.9 million of this budgeted amount).  Of the original budget, we have allocated an estimated and aggregate amount of $33.5 to $35 million to be spent in the Williston Basin of North Dakota in the Rough Rider and Yellowstone/SEHR programs with Brigham and Zavanna.  The remaining $12.5 to $15 million in capital expenditure is budgeted to be spent on exploration and acquisition initiatives in the San Joaquin Basin of California, in Texas and Louisiana (primarily onshore Gulf Coast) and our operated Montana prospect. Amounts budgeted for each regional drilling program is contingent upon timing, well costs and success.  If our drilling initiatives in California are not initially successful, funds allocated for this drilling program will be allocated to other drilling initiatives in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project

On April 21, 2011, Thompson Creek Metals Company USA (“TCM”) terminated its option agreement with U.S. Energy to develop the Mount Emmons project.  Prior to that date, TCM funded the costs related to the property.  Going forward, these costs will be our responsibility.  We anticipate that our expenditures to continue mine site improvements, baseline data collection and activities related to drafting a mine plan of operations for the balance of 2011 will be approximately $250,000.

We are also responsible for all costs associated with operating the water treatment plant at the Mt. Emmons project.  Operating costs during the balance of 2011 are projected to be approximately $600,000.

In 2009, U.S. Energy and TCM purchased a 160 acre parcel of property near the Mt. Emmons project.  Under the terms of the purchase agreement, the Company is obligated to make annual payments to the prior owner in the amount of $200,000 beginning in January 2010 through January 2014 with 6% interest per annum on the unpaid balance.  In addition to the retirement of the debt, we will be responsible for one half of the holding and operating costs of the acreage, which are expected to be minimal.  TCM may elect to sell to us its 50% interest in the 160 acre parcel discussed above.  In the event that TCM does elect to sell its interest in the property, it is currently anticipated that our cost to purchase this interest will be approximately $1.4 million.  If we do acquire TCM’s interest in this property, our annual note payments could increase to three payments of $400,000 plus 6% interest per annum on the unpaid balance.

Real Estate

Cash operating expenses at Remington Village are projected to be approximately $85,000 per month until Remington Village is sold.  We do not anticipate any major capital expenditures on the property.

Geothermal Projects

At September 30, 2011, we had a net investment of $2.6 million in Standard Stream Trust, LCC (“SST”), a geothermal partnership.  This amount reflects our 22.8% minority ownership position in the partnership.  We are not obligated to fund cash calls but will suffer further dilution if we do not fund our proportionate share.  During the nine months ended September 30, 2011, we did not receive any cash calls from the  managers of SST.

Insurance

We have liability insurance coverage in amounts we deem sufficient for our business operations, consisting of property loss insurance on all major assets equal to the approximate replacement value of the assets and additional liability and control of well insurance for our oil and gas drilling programs.  Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in curtailment of projected future operations.

Asset Retirement Obligations/Reclamation Costs

We have reclamation obligations with an estimated present value of $308,000 related to our oil and gas wells and $146,000 related to the Mt. Emmons molybdenum property.  As of September 30, 2011, no reclamation is expected to be performed on the existing wells during the 2011.  Reclamation will only begin after the wells no longer produce oil or gas in economic quantities.  It is anticipated that the earliest projected reclamation will begin in 2013.  No reclamation work is expected to occur on the Mt. Emmons project during 2011.  Our objective, after the proposed mine is fully produced and reclaimed, is to eliminate long-term liabilities associated with the property.

Results of Operations

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we recorded a net income after taxes of $268,000 as compared to a net loss after taxes of $235,000 during the same period of 2010.  The increase in net income for 2011 as compared to 2010 is primarily due to (a) $2.1 million higher revenues from oil and gas sales in 2011 during the quarter ended September 30, 2011 and (b) $2.2 million in realized and unrealized gain on risk management activities and (c) $91,000 lower general and administrative costs in the third quarter of 2011.  These increases in net earnings after taxes were offset by (a) $1.2 million higher lease operating expense, (b) $886,000 higher oil and gas depreciation, depletion and amortization, (c) a deferred tax expense of $892,000 in the quarter ended September 30, 2011 as compared to a deferred tax benefit of $634,000 during the quarter ended September 30, 2010, (d) $257,000 higher mineral holding costs, and (e) $150,000 higher operating costs for the water treatment plant.

Operating Revenues - We recognized $10.0 million in net revenues during the quarter ended September 30, 2011 as compared to revenues of $5.7 million during the same period in the prior year.  The components of the change are as follows:

Oil and Gas Operations - Oil and gas operations produced operating income of $3.5 million during the quarter ended September 30, 2011 as compared to operating income of $1.3 million from oil and gas operations during the quarter ended September 30, 2010.  The increase in earnings from oil and gas operations is primarily due to (a) a $2.1 million increase in revenues due to higher sales volumes and commodity prices during 2011 compared to 2010 and (b) $323,000 in realized loss and $1.9 million in unrealized gain on risk management activities in 2011.  This is partially offset by $1.2 million higher lease operating expenses and $900,000 higher depletion expense in 2011.  The following table details the results of operations from the oil and gas sector for the quarters ended September 30, 2011 and 2010:

	(In thousands)
	For the three months ending		Increase
	September 30, 2011	September 30, 2010	(Decrease)
Oil and gas revenues	$8,408	$6,303	$2,105
Realized (loss) from risk management activities	(322)	--	(322)
Unrealized gain (loss) from risk management activities	1,886	(586)	2,472
	9,972	5,717	4,255
Operating expenses	2,643	1,423	1,220
Depreciation, depletion and amortization	3,862	2,976	886
	6,505	4,399	2,106
Operating income	$3,467	$1,318	$2,149

The following table summarizes production volumes, average sales prices and operating revenues for the quarters ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,		Increase
	2011	2010	(Decrease)
Production volumes
Oil (Bbls)	84,028	76,397	7,631
Natural gas (Mcf)	191,924	197,731	(5,807)
Natural gas liquids (Bbls)	4,183	5,317	(1,134)
Average sales prices
Oil (per Bbl)	$84.38	$67.14	$17.24
Natural gas (per Mcf)	5.59	4.82	0.77
Natural gas liquids (per Bbl)	58.58	41.56	17.01
Operating revenues (in thousands)
Oil	$7,090	$5,129	$1,961
Natural gas	1,073	953	120
Natural gas liquids	245	221	24
Total operating revenue	8,408	6,303	2,105
Lease operating expense	(1,811)	(979)	(832)
Production taxes	(832)	(444)	(388)
Risk management activities	1,564	(586)	2,150
Income before depreciation, depletion and amortization	7,329	4,294	3,035
Depreciation, depletion and amortization	(3,862)	(2,976)	(886)
Income	$3,467	$1,318	$2,149

During the three months ended September 30, 2011, we produced approximately 120,198 barrels of oil equivalent (BOE), or an average of 1,306 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGL”) that are sold separately from the remaining natural gas. We sell some of our processed gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGL and the remaining natural gas. In the table above, our share of processing costs are classified in lease operating expenses.

During the balance of 2011 we anticipate completing wells that were drilled during the first and second quarters of 2011 as well as drilling and completing new wells.  We also anticipate that our production rates will increase as a result of these activities.  In particular, we expect that oil volumes will increase as we drill and complete oil wells in the Williston Basin and other areas.  However, natural gas and natural gas liquids volumes are expected to decrease as production declines from the Gulf Coast producing wells.  The net increase in production is projected to add additional cash flows from operations and improve net earnings from our oil and gas operations.  Extensive workover costs on existing wells, cost overruns on projected drilling projects or unsuccessful wells or other development activities would have a negative effect on both cash flows and earnings from the oil and gas segment.

Mt. Emmons Molybdenum Property - We are responsible for all costs associated with the water treatment plant at the Mt. Emmons molybdenum property and thereby recorded $497,000 in costs and expenses for that facility as well as $266,000 in holding costs for the property as a whole, during the quarter ended September 30, 2011.  During the quarter ended September 30, 2010, we recorded $347,000 in operating costs related to the water treatment plant and a credit of $9,000 in holding costs.

Other income and expenses - We recorded equity losses of $63,000 and $52,000 from the investment in SST during the quarters ended September 30, 2011 and 2010, respectively.   Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of marketable securities increased to $377,000 during the quarter ended September 30, 2011 from $26,000 during the quarter ended September 30, 2010 as a result of the sale of shares of Sutter Gold Mining.

Interest income decreased to $6,000 during the quarter ended September 30, 2011 from $30,000 during the quarter ended September 30, 2010. The decrease is a result of lower amounts of cash invested in interest bearing instruments during the quarter, and lower interest rates received on those investments.

Interest expense increased to $69,000 during the quarter ended September 30, 2011 from $16,000 during the quarter ended September 30, 2010.  The increase in interest expense was related primarily to the $10.0 million borrowed from a commercial bank in May 2011 and the $11.0 million borrowed under our senior credit facility with BNP.

Discontinued operations - We recorded income of $138,000, net of taxes from the discontinued operations of Remington Village during the quarter ended September 30, 2011 and income of $81,000, net of taxes for the quarter ended September 30, 2010.  The increase in income is primarily a result of $237,000 in scheduled depreciation costs that were not recorded during the second quarter of 2011 as a result of Remington Village being classified as an asset held for sale and is offset by $180,000 lower net operating income in the period ended September 30, 2011 as compared to the same period of 2010

We therefore recorded a net gain after taxes of $268,000, or $0.01 per share basic and diluted, during the quarter ended September 30, 2011 as compared to a net loss after taxes of $235,000, or $0.01 per share basic and diluted, during the quarter ended September 30, 2010.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, we recorded a loss of $2.0 million as compared to net income of $1.2 million during the same period of 2010.  The decrease in net earnings for 2011 as compared to 2010 is primarily due to (a) $4.6 million higher lease operating expenses in 2011 which included approximately $3.1 million in proportionate workover costs on one well, (b) $2.1 million in higher oil and gas depreciation, depletion and amortization expense, (c) a 2010 equity gain of $1.1 million related to our investment in SST, (d) $269,000 higher costs related to the operation of the water treatment plant and (e) $285,000 higher mineral holding costs for Mt. Emmons.  These decreases in net earnings after taxes were offset by (a) $1.9 million higher revenues from oil and gas sales in the first nine months of 2011, (b) a deferred tax benefit of $1.1 million in the nine months ended September 30, 2011 as compared to a deferred tax expense of $245,000 during the nine months ended September 30, 2010, (c) $891,000 in realized and unrealized gain on risk management activities in 2011 as compared to an unrealized loss of $586,000 in the same period of 2010, (d) $352,000 higher income from the sale of marketable securities and (e) $377,000 lower general and administrative expenses.

Operating Revenues - We recognized $23.0 million in net revenues during the nine months ended September 30, 2011 as compared to revenues of $19.6 million during same period in the prior year.  Components of the change in operating revenues and results of operations for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 are as follows:

Oil and Gas Operations - Oil and gas operations produced net operating income of $4.6 million during the nine months ended September 30, 2011 as compared to income of $8.0 million from oil and gas operations during the nine months ended September 30, 2010.  The decrease in earnings from oil and gas operations is primarily due to (a) $4.6 million higher lease operating expenses in 2011 which included approximately $3.1 million in proportionate workover costs on one well, (b) $2.1 million higher depletion expense and (c) higher realized loss from risk management activities of $1.9 million.  This is partially offset by an increase in oil and gas revenues of $1.9 million and an increase in unrealized gain from risk management activities of $3.4 million.  The following table details the results of operations from the oil and gas sector for the nine months ended September 30, 2011 and 2010:

	(In thousands)
	For the nine months ending		Increase
	September 30, 2011	September 30, 2010	(Decrease)
Oil and gas revenues	$22,112	$20,230	$1,882
Realized (loss) from risk management activities	(1,892)	--	(1,892)
Unrealized gain (loss) from risk management activities	2,783	(586)	3,369
	23,003	19,644	3,359
Operating expenses	8,677	4,051	4,626
Depreciation, depletion and amortization	9,767	7,627	2,140
	18,444	11,678	6,766
Operating income	$4,559	$7,966	$(3,407)

The following table summarizes production volumes, average sales prices and operating revenues for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,		Increase
	2011	2010	(Decrease)
Production volumes
Oil (Bbls)	207,487	237,324	(29,837)
Natural gas (Mcf)	604,504	515,365	89,139
Natural gas liquids (Bbls)	15,464	11,451	4,013
Average sales prices
Oil (per Bbl)	$88.18	$71.32	$16.86
Natural gas (per Mcf)	4.92	5.32	(0.40)
Natural gas liquids (per Bbl)	54.45	49.17	5.28
Operating revenues (in thousands)
Oil	$18,296	$16,925	$1,371
Natural gas	2,974	2,742	232
Natural gas liquids	842	563	279
Total operating revenue	22,112	20,230	1,882
Lease operating expense	(6,496)	(1,847)	(4,649)
Production taxes	(2,181)	(2,204)	23
Risk management activities	891	(586)	1,477
Income before depreciation, depletion and amortization	14,326	15,593	(1,267)
Depreciation, depletion and amortization	(9,767)	(7,627)	(2,140)
Income	$4,559	$7,966	$(3,407)

During the nine months ended September 30, 2011, we produced approximately 323,701 barrels of oil equivalent (BOE), or an average of 1,186 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGL”) that are sold separately from the remaining natural gas. We sell some of our processed gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGL and the remaining natural gas. In the table above, our share of processing costs are classified in lease operating expenses.  Natural gas and natural gas liquids volumes were higher in the period ending September 30, 2011 primarily due to production from the ALMI #8 and SL 20183 #1 (LL Bean) Gulf Coast wells that were completed in August 2010 and May 2011, respectively.  Oil volumes were lower in the period ending September 30, 2011 primarily due to weather related production issues in the Williston Basin experienced during the first and second quarters of 2011 and declines in production from producing wells.

During the balance of 2011, we anticipate completing wells that were drilled during the first and second quarters of 2011 as well as drilling and completing new wells.  We also anticipate that our production rates will increase as a result of these activities.  In particular, we expect that oil volumes will increase as we drill and complete oil wells in the Williston Basin and other areas.  However, natural gas and natural gas liquids volumes are expected to decrease as production declines from the Gulf Coast producing wells.  The net increase in production is projected to add additional cash flows from operations and improve net earnings from our oil and gas operations.  Extensive workover costs on existing wells, cost overruns on projected drilling projects or unsuccessful wells or other development activities would have a negative effect on both cash flows and earnings from the oil and gas segment.

Mt. Emmons Molybdenum Property - We recorded $1.4 million in costs and expenses for the water treatment plant and $346,000 for holding costs of the Mt. Emmons molybdenum property during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, we expended $1.2 million in operating costs related to the water treatment plant and $61,000 in holding costs.

General and Administrative - General and administrative expenses decreased by $377,000 during the nine months ended September 30, 2011 over those experienced during the nine months ended September 30, 2010.  The decrease in general and administrative expenses is primarily due to lower accrued compensation costs.

Other income and expenses - We recorded an equity loss of $192,000 from the investment in SST during the nine months ended September 30, 2011.  We recorded an equity gain of $1.1 million for the nine months ended September 30, 2010 due to the sale of two of SST’s geothermal properties.  Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of assets increased to $137,000 during the nine months ended September 30, 2011 from $115,000 during the nine months ended September 30, 2010 as a result of the sale of an asset.

Gain on the sale of marketable securities increased to $386,000 during the nine months ended September 30, 2011 from $34,000 during the nine months ended September 30, 2010 as a result of the sale of shares of Sutter Gold Mining.

Interest income decreased from $91,000 during the nine months ended September 30, 2010 to $36,000 during the nine months ended September 30, 2011.  The decrease is a result of lower amounts of cash invested in interest bearing instruments during the first nine months of 2011, and lower interest rates received on those investments.

Interest expense increased to $207,000 during the nine months ended September 30, 2011 from $51,000 during the nine months ended September 30, 2010.  The increase in interest expense was related primarily to the $10.0 million borrowed from a commercial bank in May 2011 and the $11.0 million borrowed under our senior credit facility with BNP.

Discontinued operations - We recorded income of $471,000, net of taxes from the discontinued operations of Remington Village during the nine months ended September 30, 2011 and income of $193,000, net of taxes for the nine months ended September 30, 2010.  The increase in income is primarily a result of $710,000 in scheduled depreciation costs that were not recorded during 2011 as a result of Remington Village being classified as an asset held for sale and is offset by $432,000 lower net operating income in the period ended September 30, 2011 as compared to the same period of 2010.

We therefore recorded net loss after taxes of $2.0 million, or $0.07 per share basic and diluted, during the nine months ended September 30, 2011 as compared to a net income after taxes of $1.2 million, or $0.04 per share basic and diluted, during the nine months ended September 30, 2010.

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

Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at September 30, 2011 and December 31, 2010 which were not included in the amortized cost pool were $36.8 million and $21.6 million, respectively.  These costs consist of wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unproved properties.  No capitalized costs related to unproved properties are included in the amortization base at September 30, 2011 and December 31, 2010.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

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

Our Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties on a quarterly basis.  These policies require that derivative instruments be executed only by the Chief Executive Officer or President.  The master contracts with approved counterparties identify the Chief Executive Officer and the President as the only Company representatives authorized to execute trades.  See Note 6, Commodity Price Risk Management, to the accompanying financial statements for further discussion.

Mineral Properties - We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves.  Costs and expenses related to general corporate overhead are expensed as incurred.  All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource.  Mineral properties at September 30, 2011 and December 31, 2010 reflect capitalized costs associated with the Mt. Emmons molybdenum property near Crested Butte, Colorado.

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

Future Operations

Management intends to continue the development of our oil and gas portfolio as well as seek additional investment opportunities in the oil and natural gas sector.  Long term, we intend to fund the holding and permitting costs associated with the Mt. Emmons property.

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

At September 30, 2011, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We had three principal categories of contractual obligations at September 30, 2011: Debt to third parties of $21.6 million, executive retirement obligations of $1.0 million and asset retirement obligations of $454,000.  The debt consists of debt to a commercial bank secured by our multi-family property in Gillette, WY, debt related to our oil and gas reserves and the purchase of land near our Mt. Emmons molybdenum property.  The debt to the commercial bank bears an interest rate of 5.5% per annum.  The oil and gas debt bears an interest rate of 2.96% per annum and the land debt bears an interest rate of 6.0% per annum.  The debt to the commercial bank is amortized over 20 years with a balloon payment due at the end of five years on May 5, 2016.  The balloon payment at maturity is $8.8 million.  The oil and gas debt is for a term of six months and is due in February 2012.  The payment will be $11.0 million plus accrued interest.  This debt can be continued at our election if we remain in compliance with the covenants under the senior credit facility through July 30, 2014.  The $600,000 land debt is due in three equal annual payments of $200,000, plus accrued interest. The next payment is due on January 2, 2012.  The executive retirement liability will be paid out over varying periods starting after the actual projected retirement dates of the covered executives.  The asset retirement obligations will be retired during the next 34 years.  The following table shows the scheduled debt payment, projected executive retirement benefits and asset retirement obligations as of September 30, 2011.  This table reflects the debt obligation on the Remington Village apartment complex on terms of the note.  However, because the related property is reflected as a current asset held for sale, the note is also classified in the financial statements as a current liability held for sale.

	(In thousands)
	Payments due by period
		Less	One to	Three to	More than
		than one	Three	Five	Five
	Total	Year	Years	Years	Years
Debt obligations	$21,593	$481	$12,353	$8,759	$--

Executive retirement	977	78	327	163	409

Asset retirement obligation	454	--	69	14	371

Totals	$23,024	$559	$12,749	$8,936	$780

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

To mitigate some of our commodity risk, we use derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying our oil and gas production.  We may also use puts, calls and basis swaps in the future.   We do not hold or issue derivative instruments for trading purposes.  The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of our future oil production, to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements.  However, there is a risk that such use may limit our ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions.

Through Energy One, we have entered into commodity derivative contracts (“economic hedges”) with BNP Paribas, a costless collar and two fixed price swaps, as described below.  The derivative contracts are priced using West Texas Intermediate (“WTI”) quoted prices.  U.S. Energy is a guarantor of Energy One’s obligations under the economic hedges.

Energy One's commodity derivative contracts as of September 30, 2011 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbl/d)	Strike Price

Crude Oil Costless Collars
10/01/11 - 09/30/12	BNP Paribas	WTI	400	Put:	$80.00
				Call:	$99.00
Crude Oil Swaps
01/01/11 - 12/31/11	BNP Paribas	WTI	200	Fixed:	$89.60

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

		Fair Value at
Underlying	Location on	September 30,
Commodity	Balance Sheet	2011

Crude oil costless collar	Current Asset	$870
Crude oil swap	Current Asset	188
		$1,058

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management, including its Chief Executive Officer and Principal Accounting Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation the Chief Executive Officer and Principal Accounting Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Water Right – Mt. Emmons Molybdenum Property

On July 25, 2008, U.S. Energy Corp. (the “Company”) filed an Application for Finding of Reasonable Diligence with the Water Court (“Water Diligence Application”) concerning the conditional water rights associated with Mt. Emmons (Case No. 2008CW81).  The conditional water decree (“Decree”) requires the Company to file its proposed plan of operations and associated permits with the Forest Service and BLM within six years of entry of the Decree, or within six years of the final determination of the  pending patent application, whichever occurs later.  The BLM issued the mineral patents on April 2, 2004. Although the issuance of the patents was appealed, on April 30, 2007, the United States Supreme Court made a final determination upholding BLM’s issuance of the mineral patents.  The Company filed the Plan of Operations on March 31, 2010.

On August 11, 2010, High Country Citizen’s Alliance, Crested Butte Land Trust and Star Mountain Ranch Association, Inc. (“Opposers”) filed a motion for summary judgment alleging that the Plan of Operations did not comply with the applicable Forest Service regulations and did not satisfy certain reality check limitations Decree.  On September 24, 2010, U.S. Energy filed a response to the motion for summary judgment responding that the Plan of Operations complied with the Forest Service and BLM’s regulations and satisfied the reality check limitations.  The U.S. Department of Justice also filed a response on behalf of the Forest Service and BLM that the Court cannot second guess the Forest Service’s determination that the Company’s Plan of Operations satisfied the Forest Service and BLM’s regulations.  On November 24, 2010 the District Court Judge denied the Opposers’ motion for summary judgment and held that the Company has until April 30, 2013 to comply with the reality check provision of the Decree, which is six years after the Supreme Court denied certiorari in the judicial proceeding.  The question of the adequacy of the Water Diligence Application is pending.

Appeal of Notice of Intent to Conduct Prospecting for the Mt. Emmons Property

On March 8, 2008, High Country Citizens’ Alliance (“HCCA”) filed a request for hearing before the Colorado Land Reclamation Board (“Board”) of the approval of a “Notice of Intent to Conduct Prospecting” notice for the Mt. Emmons molybdenum property (“NOI”), which was approved by the Division of Reclamation, Mining and Safety of the Colorado Department of Natural Resources (“DRMS”) on January 3, 2008.  The NOI as approved provides for continued exploration of the molybdenum deposit to update, improve and verify, in accordance with current industry standards and legal requirements, mineralization data that was collected by Amax in the late 1970’s.  On May 14, 2008, the Board denied HCCA’s request for hearing and also denied their request for a declaratory order.  The Board determined that HCCA did not have standing or the right to appeal DRMS’s approval of the NOI under Colorado law.  On August 28, 2008, HCCA appealed the Board’s decision in Denver District Court.  Plaintiff: High Country Citizen’s Alliance v. Defendants:  Colorado Mined Land Reclamation Board, Colorado Division of Reclamation Mining and Safety and U.S. Energy Corp., Case No.: 08CV6156 (District Court, 2d Jud. Dist., City and County of Denver).  The Board has filed an answer with the Court.  The DRMS and the Company filed the responsive pleadings in addition to motions to dismiss the HCCA complaint.

On February 24, 2011, the Denver, Colorado District Court issued an order dismissing all of HCCA’s claims concerning the appeal of U.S. Energy’s NOI, holding that: (i) HCCA does not have standing to request judicial review on the merits of the DRMS’s approval of U.S. Energy’s NOI and (ii) HCCA does not have standing to request a declaratory order.  This decision upholds MLRB’s May 14, 2008 decision denying HCCA’s request for hearing and their request for a declaratory order because HCCA did not have standing or the right to appeal DRMS’s approval of the NOI under Colorado law.

Appeal of Modification - Notice of Intent to Conduct Prospecting for the Mt. Emmons Property

On January 20, 2010, the Company submitted Modification MD-03 (“MD-03”) to the NOI.  On November 15, 2010, DRMS issued its determination that MD-03 was complete, the activities proposed were prospecting and that MD-03 was approved.  On November 19, 2010 HCCA filed an appeal with the MLRB claiming that: (i) the proposed activities were not prospecting, but rather development and mining, (ii) the current financial warranty amount was insufficient to cover the proposed activities and (iii) the permit should be conditioned upon its compliance with other federal and local governmental agency requirements.

On January 12, 2011, the MLRB by a 4-1 vote upheld DRMS’s approval of MD-03 and its determination that: (i) the activities proposed by the NOI and MD-03 are prospecting, not development or mining, (ii) the current financial warranty amount is sufficient to cover the proposed activities and (iii) DRMS’s decision not to make its approval of MD-03 contingent on permits or licenses that may be required by federal, other state, or local agencies was proper and affirmed that decision.  On March 2, 2011, HCCA appealed MLRB’s decision on MD-03 to the Denver, Colorado District Court.

Brigham Oil & Gas, L.P.

On June 8, 2011, Brigham Oil & Gas, L.P. (“Brigham”), as the operator of the Williston 25-36 #1H Well, filed an action in the State of North Dakota, County of Williams, in District Court, Northwest Judicial District, Case No. 53-11-CV-00495 to interplead to the court the undistributed suspended funds from this well to protect itself from potential litigation.  Brigham became aware of an apparent dispute with respect to ownership of the mineral interest between the ordinary high water mark and the ordinary low water mark of the Missouri River.  Brigham has suspended payment of certain proceeds of production related to the minerals in and under this property pending resolution of the apparent dispute.  Energy One is a working interest owner in this well as a result of a participation agreement and a joint operating agreement with Brigham and Energy One’s legal position is aligned with Brigham.  All funds due to Energy One on this well have been distributed to Energy One and there are no undistributed suspended funds held in suspense by Brigham for Energy One.  Although initially listed as a defendant in this proceeding, Brigham and Energy One will be filing with the court documents to change Energy One’s status to an additional plaintiff.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011, the Company issued 60,000 shares pursuant to the 2001 Stock Award Plan, 20,000 shares to each of the executive officers of the Company.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Removed and Reserved

None

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) / Rule 15d-15(e)
31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a) / Rule 15(e)/15d-15(e)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: November 7, 2011	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: November 7, 2011	By:	/s/ Bryon G. Mowry
BRYON G. MOWRY
Principal Accounting Officer