Form 10-Q
period 2013-03-31
US ENERGY CORP
filed 2013-05-10
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2013 or

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

At May 7, 2013 there were issued and outstanding 27,682,602 shares of the Company’s common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$2,547	$2,825
Available for sale securities	144	183
Accounts receivable trade	5,884	5,182
Commodity risk management asset	--	472
Assets held for sale	15,369	17,051
Other current assets	338	302
Total current assets	24,282	26,015

Investment	2,239	2,264

Properties and equipment
Oil & gas properties under full cost method,
net of $46,915 and $43,454 accumulated
depletion, depreciation and amortization	82,201	85,634
Undeveloped mining claims	20,739	20,739
Property, plant and equipment, net	4,362	4,435
Net properties and equipment	107,302	110,808

Other assets	1,742	1,740
Total assets	$135,565	$140,827

The accompanying notes are an integral part of these statements.

INDEX

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$3,196	$2,692
Accrued compensation	314	295
Commodity risk management liability	145	--
Current portion of debt	200	200
Liabilities held for sale	9,978	10,022
Other current liabilities	49	44
Total current liabilities	13,882	13,253

Long-term debt, net of current portion	10,000	10,000

Asset retirement obligations	706	686

Other accrued liabilities	742	771

Commitment and contingencies

Shareholders' equity
Common stock, $.01 par value; unlimited shares
authorized; 27,667,602 and 27,652,602
shares issued, respectively	277	277
Additional paid-in capital	123,133	123,078
Accumulated deficit	(13,237)	(7,339)
Other comprehensive income	62	101
Total shareholders' equity	110,235	116,117
Total liabilities and shareholders' equity	$135,565	$140,827

The accompanying notes are an integral part of these statements.

INDEX

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2013	2012
Oil, gas, and NGL production revenues:	$7,879	$8,335

Operating expenses:
Oil and gas	2,799	2,893
Oil and gas depreciation, depletion and amortization	3,461	3,641
Impairment of oil and gas properties	5,828	--
Water treatment plant	417	509
Mineral holding costs	227	110
General and administrative	1,307	1,894
	14,039	9,047
Loss from operations	(6,160)	(712)
Other income and expenses:
Realized gain (loss) on risk management activities	14	(143)
Unrealized (loss) on risk management activities	(616)	(59)
Gain on the sale of assets	696	10
Equity (loss) in unconsolidated investment	(25)	(60)
Gain on sale of marketable securities	--	47
Miscellaneous income	39	118
Interest income	2	5
Interest expense	(80)	(39)
	30	(121)
Loss before income taxes and discontinued operations	(6,130)	(833)

The accompanying notes are an integral part of these statements.

INDEX

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2013	2012
Income taxes:
Current (provision for)	--	(104)
Deferred benefit from	--	492
	--	388

(Loss) from continuing operations	(6,130)	(445)

Discontinued operations:
Discontinued operations, net of taxes	232	64
	232	64
Net (loss)	$(5,898)	$(381)

Net (loss) income per share basic and diluted
(Loss) from continuing operations	$(0.22)	$(0.01)
Income from discontinued operations	0.01	--
Net (loss) per share	$(0.21)	$(0.01)

Weighted average shares outstanding
Basic and Diluted	27,667,102	27,438,584

The accompanying notes are an integral part of these statements.

INDEX

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2013	2012
Net (loss)	$(5,898)	$(381)
Other comprehensive income (loss):
Marketable securities, net of tax	(39)	18

Total comprehensive (loss)	$(5,937)	$(363)

The accompanying notes are an integral part of these statements.

INDEX

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	(In thousands)
	For the thee months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,898)	$(381)
(Gain) from discontinued operations	(232)	(64)
(Loss) from continuing operations	(6,130)	(445)
Adjustments to reconcile net loss to
net cash provided by operations
Depreciation, depletion & amortization	3,532	3,798
Change in fair value of commodity price
risk management activities, net	616	59
Impairment of oil and gas properties	5,828	--
(Gain) on sale of marketable securities	--	(47)
Equity loss from Standard Steam	25	60
Net change in deferred income taxes	--	(455)
(Gain) on sale of assets	(696)	(10)
Noncash compensation	98	50
Noncash services	16	23
Net changes in assets and liabilities	(24)	(2,269)
Net cash provided by operating activities	3,265	764
Cash flows from investing activities:
Acquisition & development of oil & gas properties	(6,074)	(12,047)
Acquisition of property and equipment	--	(3)
Proceeds from sale of oil and gas properties	--	18,119
Proceeds from sale of marketable securities	--	62
Proceeds from sale of property and equipment	2,563	22
Net change in restricted investments	(37)	(84)
Net cash (used in) provided by investing activities:	(3,548)	6,069

The accompanying notes are an integral part of these statements.

INDEX

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	(In thousands)
	For the thee months ended March 31,
	2013	2012
Cash flows from financing activities:
Issuance of common stock	--	50
Repayments of debt	(79)	(12,065)
Net cash (used in) financing activities	(79)	(12,015)

Net cash (used in) provided by operating activities
of discontinued operations	84	92

Net decrease in cash and cash equivalents	(278)	(5,090)

Cash and cash equivalents at beginning of period	2,825	12,874

Cash and cash equivalents at end of period	$2,547	$7,784

Supplemental disclosures:
Interest paid	$57	$64

Non-cash investing and financing activities:

Unrealized gain from available for sale securities	$62	$96

Acquisition and development of oil and gas
properties through accounts payable	$230	$1,581

Acquisition and development of oil and gas
through asset retirement obligations	$11	$45

The accompanying notes are an integral part of these statements.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended March 31, 2013 and March 31, 2012 have been prepared by U.S. Energy Corp. (“we,” “us,” “U.S. Energy” or the “Company”) in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The financial statements at March 31, 2013 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”), which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2012 Annual Report on Form 10-K (the “2012 10-K”).  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

2)       Summary of Significant Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (U.S. GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

For detailed descriptions of our significant accounting policies, please see the 2012 10-K (Note B pages 92 to 100).

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

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Components of Property and Equipment as of March 31, 2013 and December 31, 2012 are as follows:

	(In thousands)
	March 31,	December 31,
	2013	2012
Oil & Gas properties
Unproved	$9,171	$9,169
Proved	119,945	119,919
	129,116	129,088
Less accumulated depreciation
depletion and amortization	(46,915)	(43,454)
Net book value	82,201	85,634

Mineral properties	20,739	20,739

Building, land and equipment	8,410	8,469
Less accumulated depreciation	(4,048)	(4,034)
Net book value	4,362	4,435
Totals	$107,302	$110,808

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2013 and December 31, 2012 which were not included in the amortized cost pool were $9.2 million and $9.2 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at March 31, 2013 and December 31, 2012.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

INDEX
U.S. ENERGY CORP
.Notes to Condensed Consolidated Financial Statements (Unaudited)
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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2013.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended March 31, 2013, we used $92.63 per barrel for oil and $2.950 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

During the three months ended March 31, 2013, the Company recorded a proved property impairment of $5.8 million related to its oil and gas assets.  The impairment was primarily due to a decline in the price of oil, additional capitalized well costs and changes in production. There were no proved property impairments recorded during the first three months of 2012.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

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

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at March 31, 2013 and December 31, 2012 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Our carrying balance in the Mt. Emmons property at March 31, 2013 and December 31, 2012 is as follows:

	(In thousands)
	March 31,	December 31,
	2013	2012
Costs associated with Mount Emmons
beginning of year	$20,739	$20,739
Development costs	--	--
Costs at the end of the period	$20,739	$20,739

Derivative Instruments

The Company uses derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying its oil and gas production.  All derivative instruments are recorded in the consolidated balance sheets at fair value. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty. Although the Company does not designate any of its derivative instruments as a cash flow hedge, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with forecasted future oil and gas production. These contracts are accounted for using the mark-to-market accounting method and accordingly, the Company recognizes all unrealized and realized gains and losses related to these contracts currently in earnings which are classified as gain (loss) on derivative instruments, net in our consolidated statements of operations. The Company may also use puts, calls and basis swaps in the future.

The Company’s Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties on a quarterly basis. These policies require that derivative instruments be executed only by the Chief Executive Officer or President. The agreements with approved counterparties identify the Chief Executive Officer and President as the only Company representatives authorized to execute trades. See Note 5, Commodity Price Risk Management, for further discussion.

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of March 31, 2013 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, Balance Sheet:  Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  The objective of ASU 2011-11 is to require an entity to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position.  ASU 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

3)       Assets Held for Sale

In January 2011, we made the decision to sell our Remington Village multifamily project in Gillette, Wyoming and plan to use the proceeds to further the development of our oil and gas business, reduction of debt or for general corporate purposes.

As of March 31, 2013, the accompanying condensed consolidated balance sheets include approximately $15.4 million in book value of assets held for sale related to Remington Village, net of accumulated depreciation, and $10.0 million in liabilities held for sale.  Because Remington Village has been classified as an asset held for sale, scheduled depreciation of $220,000 for the first three months of 2013 and $224,000 for the first three months of 2012 was not recorded.  Remington is pledged as collateral on a $10.0 million note.  At such time as Remington is sold, the debt balance will be retired.

Operations related to Remington Village are shown in discontinued operations on the accompanying condensed consolidated statements of operations.

On March 5, 2013, the Company entered into a Purchase and Sale Agreement (“PSA”) with an undisclosed buyer to sell its Remington Village apartment complex located in Gillette, Wyoming for $15.0 million.  The transaction is anticipated to close in the second quarter of 2013 although there is no assurance that the transaction will close at this time.

In September 2012, we made the decision to sell our corporate aircraft and related facilities to cut overhead costs and plan to use the proceeds to further the development of our oil and gas business, reduction of debt or for general corporate purposes.  During the quarter ended March 31, 2013, the Company sold the corporate aircraft for $1.9 million and the related facilities for $767,000.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following assets and liabilities have been segregated and included in the Assets Held for Sale and Liabilities Held for Sale, as appropriate, in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	(In thousands)
	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$358	$211
Accounts receivable	37	19
Prepaid expenses	78	42
Property, plant and equipment, net	14,775	14,775
Restricted investment	121	120
Assets of discontinued operations	15,369	15,167

Corporate aircraft and related facilities	--	1,884
Assets held for sale	$15,369	$17,051

Accounts payable	$125	$144
Accrued and other liabilities	311	257
Long term debt	9,542	9,621
Liabilities held for sale	$9,978	$10,022

4)       Asset Retirement Obligations

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	March 31,	December 31,
	2013	2012
Beginning asset retirement obligation	$686	$510
Accretion of discount	9	34
Liabilities incurred	11	142
Ending asset retirement obligation	$706	$686

Mining properties	$165	$162
Oil & Gas wells	541	524
Ending asset retirement obligation	$706	$686

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

Energy One's commodity derivative contracts as of March 31, 2013 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
10/01/12 - 03/31/13	Wells Fargo	WTI	200	Put:	$85.00
				Call:	$101.00
Crude Oil Costless Collar
01/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$105.75
Crude Oil Costless Collar
04/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/12 - 09/30/13	BNP Paribas	WTI	200	Put:	$95.00
				Call:	$116.60
Crude Oil Costless Collar
07/01/13 - 09/30/13	Wells Fargo	WTI	400	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/13 - 12/31/13	Wells Fargo	WTI	600	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$95.00

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

As of March 31, 2013
(in thousands)
	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value

Crude oil costless collars	Current Asset	$-	Current Liability	$145

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

6)       Fair Value Measurements

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels.  As of March 31, 2013, we held $144,000 of investments in marketable securities.  We determine our estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted prices in active markets, and quotes from third parties.

The following table summarizes, by major security type, the fair value and any unrealized gain of our available for sale securities.  The unrealized gain is recorded on the condensed consolidated balance sheets as other comprehensive income, a component of shareholders’ equity.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
		Fair Value Measurements at March 31, 2013 Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$144	$144	$--	$--
Assets held for sale	15,369	--	--	15,369

Total assets	$15,513	$144	$--	$15,369

Commodity risk management liability	$145	$--	$145	$--
Other accrued liabilities	742	--	--	742

Total	$887	$--	$145	$742

The revision in value related to Remington Village is a result of changes in cash held by Remington, prepaid expenses and accounts receivable.

	Change in Level 3 Fair Value Measurements
	(In thousands)
	December 31,	Sale of		March 31,
Description	2012	Assets	Revision of Value	2013

Assets held for sale
Remington Village	$15,167	$--	$202	$15,369
Corporate aircraft and facilities	1,884	(1,884)	--	--

Total	$17,051	$(1,884)	$202	$15,369

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value since interest rates have remained generally unchanged from the issuance of the debt.  The fair value and carrying value of our debt was $19.7 million as of March 31, 2013.

7)       Debt

At March 31, 2013, total debt in the amount of $19.7 million consists of $9.5 million in debt on our multifamily housing project, $10.0 million in debt from our reserve based senior credit facility and $200,000 in debt related to the purchase of land near our Mt. Emmons molybdenum property.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

On May 5, 2011 we borrowed $10.0 million from a commercial bank against Remington Village.  At March 31, 2013, the balance due on this note was $9.5 million.  The note is collateralized by the Company’s multi-family property in Gillette, Wyoming.  The note is amortized over 20 years with a balloon payment at the end of five years with an interest rate of 5.50% per annum.  Proceeds of the note were used to fund general business obligations.  When Remington is sold, the proceeds from the sale will first be applied to the retirement of the debt and the remainder applied to project development and general corporate overhead.  Therefore, the debt is included in current liabilities held for sale.

As of March 31, 2013, we have borrowed $10.0 million under our reserve based senior credit facility to fund our oil and gas programs.  Each borrowing under the senior credit facility has a term of six months, but can be continued at our election through July 2014 if we remain in compliance with the covenants under the facility.  Our intent is to extend this debt and therefore we have classified it as a long-term liability.  The current weighted average interest rate on this debt is 2.91%.  As of March 31, 2013, Energy One was in compliance with all the covenants under the senior credit facility.

The land debt of $200,000 bears an interest rate of 6.0% per annum and is due on January 2, 2014.

8)       Shareholders’ Equity

Common Stock

During the three months ended March 31, 2013, the Company issued 15,000 shares of common stock to officers of the Company pursuant to the 2001 Stock Compensation Plan.

The following table details the changes in common stock during the three months ended March 31, 2013:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2013	27,652,602	$277	$123,078
2001 stock compensation plan	15,000	--	23
Expense of employee options vesting	--	--	16
Expense of outside director options vesting	--	--	16
Balance March 31, 2013	27,667,602	$277	$123,133

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the three months ended March 31, 2013:

	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2012	2,259,282	$3.80	150,000	$3.05
Granted	--	$--	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	--	$--
Exercised	--	$--	--	$--
Outstanding at March 31, 2013	2,259,282	$3.80	150,000	$3.05
Exercisable at March 31, 2013	2,119,282	$3.90	83,335	$2.97

Weighted Average Remaining Contractual Life - Years		4.05		6.22

Aggregate intrinsic value of options / warrants outstanding		$-		$-

Employee Stock Option Plans.  During the three months ended March 31, 2013 and 2012, we recorded $16,000 and $2,000, respectively, in compensation expense for employee stock options.  We will recognize an additional $149,000 in expense over the vesting period of the outstanding employee options.

Director Option Plans.  During the three months ended March 31, 2013 and 2012, we recorded $16,000 and $22,000, respectively, in expense for options issued to non-employee directors.  We will recognize an additional $96,000 in expense over the vesting period of the outstanding director options.

9)       Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.

The deferred income tax assets or liabilities for an oil and gas exploration company are dependent on many variables such as estimates of the economic lives of depleting oil and gas reserves and commodity prices.  Accordingly, the asset or liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The Company does not expect to pay any federal or state income tax for 2013 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2013, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

10)       Segment Information

As of March 31, 2013, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three months ended March 31, 2013, and 2012, and total assets as of March 31, 2013 and December 31, 2012 by segment are as follows:

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	For the three months ended March 31,
	2013	2012
Revenues:
Oil and gas	$7,879	$8,335
Total revenues:	7,879	8,335

Operating expenses:
Oil and gas	12,088	6,534
Mineral properties	644	619
Total operating expenses:	12,732	7,153

Interest expense
Oil and gas	76	30
Mineral properties	24	6
Total interest expense:	100	36

Operating (loss) income
Oil and gas	$(4,285)	$1,771
Mineral properties	(668)	(625)
Operating income (loss)
from identified segments	(4,953)	1,146

General and administrative expenses	(1,307)	(1,894)
Add back interest expense	100	36
Other revenues and expenses:	30	(121)

(Loss) before income taxes
and discontinued operations	$(6,130)	$(833)

Depreciation depletion and amortization expense:
Oil and gas	$3,461	$3,641
Mineral properties	32	32
Corporate	39	125
Total depreciation expense	$3,532	$3,798

INDEX
U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	March 31,	December 31,
	2013	2012
Assets by segment
Oil and gas	$88,812	$93,839
Mineral	20,746	20,747
Corporate	26,007	26,241
Total assets	$135,565	$140,827

11)       Equity Income in Unconsolidated Investment

We recorded an equity loss from our unconsolidated investment in Standard Steam, LLC (“SST”) during the three months ended March 31, 2013 and 2012 of $25,000 and $60,000, respectively.

INDEX

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three months ended March 31, 2013 and 2012.  The following also updates information as to our financial condition provided in our 2012 Annual Report on Form 10-K.  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see “Forward Looking Statements”).  The following discussion should also be read in conjunction with our condensed financial statements and the notes thereto.

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

We are also involved in the exploration for and development of minerals (molybdenum) through our ownership of the Mt. Emmons Molybdenum Project in Colorado.  Gross capitalized dollar amounts invested in each of these areas at March 31, 2013 and December 31, 2012 were as follows:

	(In thousands)
	March 31,	December 31,
	2013	2012
Unproved oil and gas properties	$9,171	$9,169
Proved oil and gas properties	119,945	119,919
Undeveloped mining properties	20,739	20,739
	$149,855	$149,827

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of March 31, 2013 and 2012.

INDEX

	March 31,
	2013		2012
	Gross	Net	Gross	Net
Williston Basin:
Productive wells	70.00	10.86	27.00	8.95
Wells being drilled or awaiting completion	10.00	0.25	7.00	1.08

Gulf Coast/South Texas:
Productive wells	3.00	0.56	5.00	1.12
Wells being drilled or awaiting completion	--	--	1.00	0.13

Eagle Ford:
Productive wells	3.00	0.90	2.00	0.60
Wells being drilled or awaiting completion	--	--	1.00	0.30

Austin Chalk:
Productive wells	11.00	2.98	11.00	2.98
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	87.00	15.30	45.00	13.65
Wells being drilled or awaiting completion	10.00	0.25	9.00	1.51

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Brigham Oil & Gas, L.P. (“Brigham”), and a subsidiary of Statoil.  From August 24, 2009 to March 31, 2013, we have drilled and completed 20 gross Bakken formation wells (7.31 net) and one gross Three Forks formation well (0.18 net) under the Drilling Participation Agreement with Brigham.

At March 31, 2013, two additional gross wells (0.07 net) had been drilled and were awaiting completion.  Our net investment in the Rough Rider prospect wells was $1.1 million for the three months ended March 31, 2013. Three additional gross wells (0.08 net) are expected to be drilled during the balance of 2013.  Brigham operates all of the wells.

Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC (“Zavanna”).  Through March 31, 2013, we have drilled and completed 19 gross Bakken formation wells (2.89 net) in these prospects, including two gross wells (0.13 net) operated by Murex Petroleum and one gross well (0.01 net) operated by Slawson Exploration Company, Inc.  Zavanna operates the remaining wells.  At March 31, 2013, six additional gross wells (0.18 net) had been spud and were in progress.

During the first three months of 2013, we completed three gross wells (0.20 net) and drilled five gross wells (0.15 net) in the Yellowstone and SEHR prospects.  Our net investment in the Yellowstone and SEHR prospect wells was $3.2 million during the three months ended March 31, 2013.  Eight additional gross wells (0.39 net) are expected to be drilled during the balance of 2013.

INDEX

Bakken/Three Forks Asset Package.  Under the Bakken/Three Forks asset package we acquired in 2012, we participate in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  At March 31, 2013, there were 30 gross producing wells (0.48 net) in these drilling units.  All acreage is currently held by production and produces approximately 47 BOE/day net to the Company.

During the first three months of 2013, we completed one gross well (0.43 net) on this acreage and two additional gross wells (0.01 net) were drilled and awaiting completion.  Our net investment in wells under the drilling units in this program was $490,000 during the three months ended March 31, 2013.

U.S. Gulf Coast (Onshore) / South Texas

We participate with several different operators in the U.S. Gulf Coast (onshore).  At March 31, 2013, we had three gross producing wells (0.56 net) in this region.  Our net investment in Gulf Coast / South Texas wells and properties was $72,000 during the three months ended March 31, 2013.

Eagle Ford Shale

We participate in up to 114 gross (34 net) drilling locations in the Leona River and Booth-Tortuga Eagle Ford/Buda prospects with Crimson Exploration Inc. ("Crimson").  During the three months ended March 31, 2013, we advance funded the Beeler 2H Buda formation test well (0.30 net) that was spud in April 2013.  Our net investment in this well during the first three months of 2013 was $1.1 million.

2013 Production Results

The following table provides a regional summary of our production during the first three months of 2013:

	Williston Basin	Gulf Coast / South Texas	Eagle Ford	Austin Chalk	Total
First Three Months of 2013 Production
Oil (Bbl)	75,719	448	2,584	2,622	81,373
Gas (Mcf)	34,895	47,435	4,121	1,647	88,098
NGLs (Bbl)	2,238	44	70	266	2,618
Equivalent (BOE)	83,773	8,398	3,341	3,162	98,674
Avg. Daily Equivalent (BOE/d)	931	93	37	35	1,096
Relative percentage	85%	9%	3%	3%	100%

Mount Emmons Molybdenum Project

On April 22, 2013, the Company received a letter from the U.S. Forest Service (“USFS”) notifying the Company that the USFS has completed a review of the Mine Plan of Operations (“MPO” or “Plan”) for the Mount Emmons Molybdenum Project in Colorado (the “Project”) and that it has determined that the MPO “does contain sufficient information and clarity to form the basis for a proposed action to initiate scoping and analysis under the National Environmental Policy Act (‘NEPA’).”  The letter also states, “U.S. Energy has met the requirements of the Reality Check provision granting conditional water rights for the Mt. Emmons Molybdenum Project by filing the Plan for the Mt. Emmons Mine with the Forest Service.  No other special use permits or rights-of-way for the water facilities are required because they are addressed in the Plan.”  The MPO provides an in-depth description of the proposed construction, mining, processing, and reclamation operations for the Project.

INDEX

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended March 31, 2013 and the immediately preceding three quarters.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(in Thousands, except for production data)
Production (BOE)	98,674	107,823	106,060	118,783
Oil, gas and NGL production revenue	$7,879	$8,039	$7,639	$8,522
Unrealized and realized derivative (loss) gain	$(602)	$(5)	$(466)	$1,764
Lease operating expense	$1,966	$1,969	$1,692	$1,630
Production taxes	$833	$853	$822	$928
DD&A	$3,461	$3,812	$3,410	$4,030
General and administrative	$1,307	$1,497	$1,659	$1,760
Mineral holding costs	$227	$205	$400	$206
Water treatment plant	$417	$424	$609	$436
Income (loss) from continuing operations	$(6,130)	$(5,932)	$(2,709)	$(991)

Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

During the three months ended March 31, 2013, we recorded a net loss after taxes of $5.9 million, or $0.21 per share basic and diluted as compared to a net loss after taxes of $381,000, or $0.01 per share basic and diluted during the same period of 2012.  Significant components of the change in operating revenues and results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 are as follows:

Oil and Gas Operations.   Oil and gas operations produced operating income of $1.7 million during the quarter ended March 31, 2013 as compared to operating income of $1.9 million during the quarter ended March 31, 2012. The following table summarizes production volumes, average sales prices and operating revenues for the three months ended March 31, 2013 and 2012:

INDEX

	Three Months Ended
	March 31,		Increase
	2013	2012	(Decrease)
Production volumes
Oil (Bbls)	81,373	92,582	(11,209)
Natural gas (Mcf)	88,098	89,772	(1,674)
Natural gas liquids (Bbls)	2,618	4,492	(1,874)
Equivalent (BOE)	98,674	112,036	(13,362)
Avg. Daily Equivalent (BOE/d)	1,096	1,231	(135)
Average sales prices
Oil (per Bbl)	$90.23	$84.43	$5.80
Natural gas (per Mcf)	4.78	3.04	1.74
Natural gas liquids (per Bbl)	44.30	54.76	(10.46)
Equivalent (BOE)	79.85	74.40	5.45
Operating revenues (in thousands)
Oil	$7,342	$7,817	$(475)
Natural gas	421	273	148
Natural gas liquids	116	245	(129)
Total operating revenue	7,879	8,335	(456)
Lease operating expense	(1,966)	(2,010)	44
Production taxes	(833)	(883)	50
Impairment	(5,828)	-	(5,828)
Income before depreciation, depletion and amortization	(748)	5,442	(6,190)
Depreciation, depletion and amortization	(3,461)	(3,641)	180
Income	$(4,209)	$1,801	$(6,010)

During the three months ended March 31, 2013, we produced 98,674 barrels of oil equivalent (BOE), or an average of 1,096 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as lease operating expenses.

We recognized $7.9 million in revenues during the three months ended March 31, 2013 as compared to $8.3 million during the same period of the prior year.  This $456,000 decrease in revenue is primarily due to lower oil sales volumes in 2013 when compared to 2012.  Revenue from oil sales was lower in the three months ended March 31, 2013 when compared to the same period in 2012, primarily due to production declines from wells in the Williston Basin.

Our average net realized price (operating revenue per BOE) for the three months ended March 31, 2013 was $79.85 per BOE compared with $74.40 for the same period in 2012.  The increase in our equivalent realized price for production corresponds with higher average oil and natural gas prices in 2013 when compared with 2012.  Due to takeaway constraints, the discount, or differential, for oil prices in the Williston Basin has ranged from $5.00 to $9.00 per barrel during the first three months of 2013.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices.

INDEX

Lease operating expense of $2.0 million for the three months ended March 31, 2013 was comprised of $1.7 million in lease operating expense and $310,000 in workover expense.  The $44,000 decrease in total lease operating expense in 2013 as compared to 2012 is primarily a result of lower workover expense in the three months ended March 31, 2013 as compared to the same period of 2012.

During the three months ended March 31, 2013, the Company recorded a proved property impairment of $5.8 million related to its oil and gas assets.  The impairment was primarily due to a decline in the price of oil, additional capitalized costs and changes in production. There were no proved property impairments recorded during the first three months of 2012.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended March 31, 2013 was $35.08 per BOE compared to $32.50 per BOE for the same period in 2012.  We have been impacted by higher DD&A rates related to our Williston Basin wells due to increases in drilling and completion costs for wells in this region.  Our DD&A rate can also fluctuate as a result of impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

During the balance of 2013 we anticipate completing wells that were drilled during the first quarter of 2013 as well as drilling and completing new wells.  We also anticipate that our production rates will remain relatively stable as a result of these activities.  Various factors, including extensive workover costs on existing wells, lower commodity prices, commodity price differentials, cost overruns on projected drilling projects, unsuccessful wells or other development activities and/or faster than expected declines in production from existing wells, would have a negative effect on production, cash flows and earnings from the oil and gas segment and could cause actual results to differ materially from those we expect.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $417,000 in costs and expenses for the water treatment plant and $227,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended March 31, 2013.  During the three months ended March 31, 2012, we recorded $509,000 in operating costs related to the water treatment plant and $110,000 in holding costs.

General and Administrative.  General and administrative expenses decreased by $587,000 during the three months ended March 31, 2013 as compared to general and administrative expenses for the three months ended March 31, 2012.  Lower general and administrative costs in 2013 are primarily a result of reductions of $247,000 in compensation expense, $96,000 in professional services, $93,000 in contract services, $82,000 in depreciation expense, $47,000 in travel costs and $30,000 in bank charges.

Other income and expenses.  We recognized an unrealized and realized derivative loss of $602,000 in the first quarter of 2013 compared to a loss of $202,000 for the same period in 2012.  The 2013 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $616,000 and realized cash settlement gains on derivatives of $14,000.

During the three months ended March 31, 2013, we sold our corporate aircraft and related facilities.  As a result, we recorded a gain on the sale of assets during the quarter in the amount of $696,000.  During the three months ended March 31, 2012, we recorded a gain on the sale of assets of $10,000. We recorded equity losses of $25,000 and $63,000 from the investment in Standard Steam Trust LLC (“SST”) during the quarters ended March 31, 2013 and 2012, respectively.   Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of marketable securities from the sale of shares of Sutter Gold Mining decreased to $0 during the quarter ended March 31, 2013 from $47,000 during the quarter March 31, 2012.

INDEX

Interest income decreased to $2,000 during the quarter ended March 31, 2013 from $5,000 during the quarter ended March 31, 2012. The decrease is a result of lower amounts of cash invested in interest bearing instruments during the quarter.

Interest expense increased to $80,000 during the quarter ended March 31, 2013 from $39,000 during the quarter ended March 31, 2012.

Discontinued operations.  We recorded income of $232,000, net of taxes from Remington Village during the quarter ended March 31, 2013 and income of $64,000, net of taxes for the quarter ended March 31, 2012.  The increase in income when comparing the quarter ended March 31, 2013 to the quarter ended March 31, 2012 is primarily a result of lower contract services expenses in 2013.  On March 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with an unrelated third party to sell the Remington Village apartment complex for $15.0 million.  The transaction is expected to close in the second quarter of 2013.

Overview of Liquidity and Capital Resources

At March 31, 2013, we had $2.5 million in cash and cash equivalents.  Our working capital (current assets minus current liabilities) was $10.4 million.  As discussed below in Capital Resources and Capital Requirements, we project that our capital resources at March 31, 2013 will be sufficient to fund operations and capital projects through the balance of 2013.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for additional capital could increase significantly during the remainder of 2013 if we elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider drawing down additional debt on our senior credit facility, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

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

Capital Resources

Potential primary sources of future liquidity include the following:

Oil and Gas Production.  At March 31, 2013, we had 87 gross producing wells (15.30 net).  During the three months ended March 31, 2013, we received an average of $2.6 million per month from these producing wells with an average operating cost of $655,000 per month (including workover costs) and production taxes of $278,000, for average cash flows of $1.7 million per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations will remain stable and may increase through the balance of 2013 as additional wells being drilled with Zavanna, Brigham, Crimson and others begin to produce.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

INDEX

Normal production declines and the back-in after payout provisions granted to Brigham and Zavanna will eventually decrease the amount of cash flow we receive from these wells.  We anticipate drilling more Bakken and Three Forks wells with Brigham and Zavanna in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At March 31, 2013, we had $2.5 million in cash and cash equivalents.

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

From time to time until the expiration of the credit facility (July 30, 2014) if Energy One is in compliance with the facility documents, Energy One may borrow, pay, and re-borrow funds from the lenders, up to an amount equal to the borrowing base.  The borrowing base is redetermined semi-annually, taking into account updated reserve reports.  Any proposed increase in the borrowing base will require approval by all lenders in the syndicate, and any proposed borrowing base decrease will require approval by lenders holding not less than two-thirds of outstanding loans and loan commitments.  On April 10, 2012, the commitment amount increased to $100 million and the borrowing base increased to $30.0 million (from $28.0 million) as a result of a redetermination using our December 31, 2011 financial statements, production reports and reserve reports.  As of March 31, 2013, Energy One was in compliance with all the covenants under the senior credit facility.

As of March 31, 2013, we have borrowed $10.0 million under the senior credit facility to fund our drilling programs.

Asset Held for Sale – Remington Village.  Until Remington Village is sold, we will continue to receive rental receipts from the property.  The property had an average occupancy rate of 87% during 2012 and was 90% occupied as of March 31, 2013.  Occupancy is dependent on the regional economy, including local coal mining operations, which has been affected by the global recession.  The property generated average positive cash flow from operations of $80,000 per month during the first three months of 2013 and cash flow is projected to remain in that range during the balance of 2013.

On May 5, 2011, we borrowed $10.0 million from a commercial bank against Remington Village.  The note is amortized over 20 years with a balloon payment at the end of five years and has an interest rate of 5.50% per annum.  The proceeds of the note were used to fund our general business obligations.

Capital Requirements

Our direct capital requirements during the balance of 2013 relate to the funding of our drilling programs, additional oil and gas exploration and development projects, acquisition of prospective oil and gas properties and/or existing production, payment of debt obligations, operating and capital improvement costs of the water treatment plant at the Mt. Emmons project and ongoing permitting activities for the Mt. Emmons project, operations at Remington Village until it is sold and general and administrative costs.  We intend to finance our 2013 capital expenditure plan primarily from the sources described above under “Capital Resources”.  We may be required to reduce or defer part of our 2013 capital expenditures plan if we are unable to obtain sufficient financing from these sources.  We regularly review our capital expenditure budget to assess changes in current and projected cash flows, acquisition opportunities, debt requirements and other factors.

INDEX

Oil and Gas Exploration and Development.  We continue to expect capital expenditures of approximately $27.1 million in our 2013 oil and gas drilling program (through March 31, 2013, we had spent approximately $5.9 million of this budgeted amount).  The remaining $21.2 million in capital expenditure is budgeted to be spent on exploration and acquisition initiatives in the Williston Basin of North Dakota and Texas. Amounts budgeted for each regional drilling program is contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2013 are expected to be approximately $141,000 per month.  Additionally, we have a remaining budget of $263,000 for permitting and water treatment plant capital improvements that are expected to improve the plant’s efficiency and reduce costs.

In 2009, 160 acres of fee land in the vicinity of the mining claims was purchased by the Company and Thompson Creek Metals Company USA (“TCM”) for $4 million ($2 million in January 2009, $400,000 annually for five years thereafter).  On December 6, 2011, TCM notified the Company that it wishes to sell its interest in the property.  The Company has until June 6, 2013 to decide whether to purchase TCM’s interest in the property, at TCM’s cost, and close such purchase.  The Company has budgeted $2.0 million for this purchase.

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

Reclamation Costs.  We have reclamation obligations with an estimated present value of $541,000 related to our oil and gas wells and $165,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed during the year ended December 31, 2013 unless a well, or wells, are abandoned due to unexpected operational challenges.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  It is not anticipated that this reclamation work will occur in the near term.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

INDEX

Cash flows during the three months ended March 31, 2013

The following table presents changes in cash flows between the three month periods ended March 31, 2013 and 2012.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the three months ended March 31,
	2013	2012	Change
Net cash provided by operating activities	$3,265	$764	$2,501
Net cash (used in) provided by investing activities	(3,548)	6,069	(9,617)
Net cash (used in) financing activities	(79)	(12,015)	11,936

Operating Activities.  Cash provided by operations for the three month period ended March 31, 2013 increased to $3.3 million as compared to cash provided by operations of $764,000 for the same period of the prior year.  This $2.5 million year over year increase in cash from operating activities is predominantly a result of net changes in assets and liabilities including a $1.5 million reduction in accounts payable in the first quarter of 2012 as compared to an increase in accounts payable of $504,000 during the first quarter of 2013 as compared to the first quarter of 2012.  The remainder of the change in cash provided by operations is part of the complete discussion of cash provided by operations in “Results of Operations” above.

Investing Activities.  Investing activities provided cash during the first three months of 2013 through $2.6 million in proceeds from the sale of property and equipment related to the Company’s aircraft and related facilities.

Investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $6.1 million during the first three months of 2013.  Other uses of cash for investing activities in the period included a $37,000 change in restricted investments.

The $9.6 million decrease in cash used in investing activities during the three months ended March 31, 2013 as compared to the same period of the prior is primarily a result of: (a) $18.1 million in sales of oil and gas properties during 2012 with no oil and gas property sales during the same period in 2013, (b) $2.6 million in proceeds from the sale of property and equipment in 2013 as compared to $22,000 during the three months ended March 31, 2013 and (c) $6.0 million less investment in oil and gas properties in 2013 as compared to 2012.

Financing Activities.  Financing activities consumed $79,000 during the three months ended March 31, 2013.  This cash outflow was entirely related to the repayment of debt.  During the three months ended March 31, 2012 financing activities consumed $12.0 million.  Components of cash flow from financing activities during the three months ended March 31, 2012 include the repayment of debt in the amount of $12.1 million and provision of $50,000 through the issuance of common stock.

Critical Accounting Policies

For detailed descriptions of our significant accounting policies, we refer you to the corresponding section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 (please see pages 74 to 77).

INDEX

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

At March 31, 2013, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  When used in this Form 10-Q, the words “will”, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects and capital expenditures.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses.  In particular, careful consideration should be given to cautionary statements made in the Company’s Risk Factors included in our Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference.  The Company undertakes no duty to update or revise any forward-looking statements.

INDEX

Forward-looking statements also include those relating to the permitting and approval process for the Mount Emmons Molybdenum Project (the “Project”).There can be no assurance that U.S. Energy will receive the permits and approvals necessary to pursue the Project.  In addition, such permits and approvals, if received, could be unreasonably or unexpectedly delayed or made subject to conditions that reduce the benefits of the Project or render it uneconomic.  The process under NEPA may be longer than the Company expects, may involve substantial costs, and may require substantial management attention.  The mine, if constructed, could be substantially different in nature, productivity and economic potential than the mine as contemplated by the MPO.  In addition, if constructed, the operation of the mine will be subject to a wide variety of operating, commodity-price related and financial risks.

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at March 31, 2013: Debt to third parties of $19.7 million, executive retirement obligations of $867,000 and asset retirement obligations of $706,000.

The debt consists of debt to a commercial bank secured by Remington Village, debt under the senior credit facility related to our oil and gas reserves and debt related to the purchase of land near our Mt. Emmons molybdenum property.  The debt to the commercial bank bears an interest rate of 5.5% per annum and the land debt bears an interest rate of 6.0% per annum.  The debt to the commercial bank is amortized over 20 years with a balloon payment due at the end of five years on May 5, 2015.  The balloon payment at maturity is $8.8 million.  Each borrowing under the senior credit facility has a term of six months but can be continued at our election through July 2014 if we remain in compliance with the covenants under the facility.  The $200,000 land debt is due on January 2, 2014.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 34 years.

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

INDEX

Through Energy One, we have entered into commodity derivative contracts (“economic hedges”) with Wells Fargo and BNP Paribas, as described below.  The derivative contracts are priced using West Texas Intermediate (“WTI”) quoted prices.  The Company is a guarantor of Energy One’s obligations under the economic hedges.

Energy One's commodity derivative contracts as of March 31, 2013 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
10/01/12 - 03/31/13	Wells Fargo	WTI	200	Put:	$85.00
				Call:	$101.00
Crude Oil Costless Collar
01/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$105.75
Crude Oil Costless Collar
04/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/12 - 09/30/13	BNP Paribas	WTI	200	Put:	$95.00
				Call:	$116.60
Crude Oil Costless Collar
07/01/13 - 09/30/13	Wells Fargo	WTI	400	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/13 - 12/31/13	Wells Fargo	WTI	600	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$95.00

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

As of March 31, 2013
(in thousands)
	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value

Crude oil costless collars	Current Asset	$-	Current Liability	$145

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

INDEX

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Water Rights Litigation – Mt. Emmons Project

On April 22, 2013, the Company received a letter from the U.S. Forest Service (“USFS”) notifying the Company that the USFS has completed a review of the Mine Plan of Operations (“MPO” or “Plan”) for the Mount Emmons Molybdenum Project in Colorado (the “Project”) and that it has determined that the MPO “does contain sufficient information and clarity to form the basis for a proposed action to initiate scoping and analysis under the National Environmental Policy Act (“NEPA”).”  The letter also states, “U.S. Energy has met the requirements of the Reality Check provision granting conditional water rights for the Mt. Emmons Molybdenum Project by filing the Plan for the Mt. Emmons Mine with the Forest Service.  No other special use permits or rights-of-way for the water facilities are required because they are addressed in the Plan.”  The MPO provides an in-depth description of the proposed construction, mining, processing, and reclamation operations for the Project.

There have been no other material changes from the legal proceedings as previously disclosed in our 2012 Form 10-K in response to Item 3 of Part I of such Form 10-K (pages 49-51).

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, “Item 1A - Risk Factors” (pages 16 to 31) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which are expected to materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Mine Safety Disclosures

None

ITEM 5.  Other Information

Not Applicable

INDEX

ITEM 6.  Exhibits

10.1	Form of Executive Severance and Non-Compete Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: May 10, 2013	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: May 10, 2013	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer