Form 10-Q
period 2013-06-30
US ENERGY CORP
filed 2013-08-08
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2013 or

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

At August 7, 2013 there were issued and outstanding 27,682,602 shares of the Company’s common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	4-5

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	6-7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012	8

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	9-10

	Notes to Condensed Consolidated Financial Statements	11-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38-40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$4,141	$2,825
Available for sale securities	82	183
Accounts receivable trade	6,074	5,182
Commodity risk management asset	220	472
Assets held for sale	15,377	17,051
Other current assets	247	302
Total current assets	26,141	26,015

Investment	2,213	2,264

Properties and equipment
Oil & gas properties under full cost method,
net of $50,128 and $43,454 accumulated
depletion, depreciation and amortization	80,591	85,634
Undeveloped mining claims	20,739	20,739
Property, plant and equipment, net	4,293	4,435
Net properties and equipment	105,623	110,808

Other assets	1,639	1,740
Total assets	$135,616	$140,827

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$2,719	$2,692
Accrued compensation	435	295
Commodity risk management liability	36	--
Current portion of debt	200	200
Liabilities held for sale	9,888	10,022
Other current liabilities	60	44
Total current liabilities	13,338	13,253

Long-term debt, net of current portion	10,000	10,000

Asset retirement obligations	741	686

Other accrued liabilities	734	771

Commitment and contingencies

Shareholders' equity
Common stock, $.01 par value; unlimited shares
authorized; 27,682,602 and 27,652,602
shares issued, respectively	277	277
Additional paid-in capital	123,189	123,078
Accumulated deficit	(12,664)	(7,339)
Other comprehensive income	1	101
Total shareholders' equity	110,803	116,117
Total liabilities and shareholders' equity	$135,616	$140,827

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Oil, gas, and NGL production revenues:	$7,915	$8,522	$15,794	$16,857

Operating expenses:
Oil and gas	2,565	2,558	5,364	5,451
Oil and gas depreciation, depletion
and amortization	3,213	4,030	6,674	7,671
Impairment of oil and gas properties	--	523	5,828	523
Water treatment plant	403	436	820	945
Mineral holding costs	297	206	524	316
General and administrative	1,319	1,760	2,626	3,654
	7,797	9,513	21,836	18,560
Income (loss) from operations	118	(991)	(6,042)	(1,703)

Other income and expenses:
Realized gain (loss) on risk
management activities	19	(6)	33	(149)
Unrealized gain (loss) on risk
management activities	328	1,770	(288)	1,711
Gain on the sale of assets	14	--	710	10
Equity (loss) in unconsolidated
investment	(26)	(91)	(51)	(151)
Gain on sale of marketable securities	--	7	--	54
Miscellaneous income	(9)	(30)	30	88
Interest income	1	1	3	6
Interest expense	(78)	(36)	(158)	(75)
	249	1,615	279	1,494
Income (loss) before income taxes
and discontinued operations	367	624	(5,763)	(209)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income taxes:
Current (provision for)	--	--	--	(104)
Deferred (provision for) benefit from	--	(379)	--	113
	--	(379)	--	9

Income (loss) from continuing operations	367	245	(5,763)	(200)

Discontinued operations:
Discontinued operations, net of taxes	206	26	438	90
Impairment on discontinued operations,
net of taxes	--	(1,261)	--	(1,261)
	206	(1,235)	438	(1,171)
Net income (loss)	$573	$(990)	$(5,325)	$(1,371)

Net income (loss) per share basic and diluted
Income (loss) from continuing operations	$0.01	$0.01	$(0.21)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.05)	0.02	(0.04)
Net income (loss) per share	$0.02	$(0.04)	$(0.19)	$(0.05)

Weighted average shares outstanding
Basic and Diluted	27,682,272	27,460,483	27,674,729	27,449,534

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$573	$(990)	$(5,325)	$(1,371)
Other comprehensive income (loss):
Marketable securities, net of tax	(61)	45	(100)	63
Total comprehensive income (loss)	$512	$(945)	$(5,425)	$(1,308)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,325)	$(1,371)
(Gain) loss from discontinued operations	(438)	1,171
(Loss) from continuing operations	(5,763)	(200)
Adjustments to reconcile net loss to
net cash provided by operations
Depreciation, depletion & amortization	6,814	7,980
Change in fair value of commodity price
risk management activities, net	288	(1,711)
Impairment of oil and gas properties	5,828	523
(Gain) on sale of marketable securities	--	(54)
Equity loss from Standard Steam	51	151
Net change in deferred income taxes	--	(80)
(Gain) on sale of assets	(710)	(10)
Noncash compensation	219	97
Noncash services	31	32
Net changes in assets and liabilities	(504)	287
Net cash provided by operating activities	6,254	7,015

Cash flows from investing activities:
Acquisition and development of oil and gas properties	(7,661)	(30,530)
Acquisition of property and equipment	--	(102)
Proceeds from sale of oil and gas properties	--	21,475
Proceeds from sale of marketable securities	--	72
Proceeds from sale of property and equipment	2,577	22
Net change in restricted investments	32	(53)
Net cash (used in) investing activities:	(5,052)	(9,116)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the six months ended June 30,
	2013	2012
Cash flows from financing activities:
Issuance of common stock	--	55
Proceeds from new debt	--	5,000
Repayments of debt	(151)	(12,135)
Net cash (used in) financing activities	(151)	(7,080)

Net cash provided by operating activities
of discontinued operations	265	189

Net increase (decrease) in cash and cash equivalents	1,316	(8,992)

Cash and cash equivalents at beginning of period	2,825	12,874

Cash and cash equivalents at end of period	$4,141	$3,882

Supplemental disclosures:
Interest paid	$135	$63

Non-cash investing and financing activities:

Unrealized gain from available for sale securities	$1	$141

Acquisition and development of oil and gas
properties through accounts payable	$239	$6,296

Acquisition and development of oil and gas
through asset retirement obligations	$36	$92

Income tax paid	$--	$--

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended June 30, 2013 and June 30, 2012 have been prepared by U.S. Energy Corp. (“we,” “us,” “U.S. Energy” or the “Company”) in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The financial statements at June 30, 2013 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”), which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2012 Annual Report on Form 10-K (the “2012 10-K”).  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Components of Property and Equipment as of June 30, 2013 and December 31, 2012 are as follows:

	(In thousands)
	June 30,	December 31,
	2013	2012
Oil & Gas properties
Unproved	$8,736	$9,169
Wells in progress	458	--
Proved	121,525	119,919
	130,719	129,088
Less accumulated depreciation
depletion and amortization	(50,128)	(43,454)
Net book value	80,591	85,634

Mineral properties	20,739	20,739

Building, land and equipment	8,410	8,469
Less accumulated depreciation	(4,117)	(4,034)
Net book value	4,293	4,435
Totals	$105,623	$110,808

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at June 30, 2013 and December 31, 2012 which were not included in the amortized cost pool were $9.2 million and $9.2 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at June 30, 2013 and December 31, 2012.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2013.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended June 30, 2013, we used $91.60 per barrel for oil and $3.444 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

During the three and six months ended June 30, 2013, the Company recorded a proved property impairment of $0 and $5.8 million, respectively, related to its oil and gas assets.  The impairment recorded for the six months ended June 30, 2013 was primarily due to a decline in the price of oil, additional capitalized well costs and changes in production.  During the six months ended June 30, 2012, the Company recorded a proved property impairment of $523,000, primarily due to a decline in natural gas prices.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

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

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at June 30, 2013 and December 31, 2012 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Our carrying balance in the Mt. Emmons property at June 30, 2013 and December 31, 2012 is as follows:

	(In thousands)
	June 30,	December 31,
	2013	2012
Costs associated with Mount Emmons
beginning of year	$20,739	$20,739
Development costs	--	--
Costs at the end of the period	$20,739	$20,739

Derivative Instruments

The Company uses derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying its oil and gas production.  All derivative instruments are recorded in the consolidated balance sheets at fair value. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty. Although the Company does not designate any of its derivative instruments as a cash flow hedge, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with forecasted future oil and gas production. These contracts are accounted for using the mark-to-market accounting method and accordingly, the Company recognizes all unrealized and realized gains and losses related to these contracts currently in earnings and classifies them as gain (loss) on derivative instruments, net in our consolidated statements of operations. The Company may also use puts, calls and basis swaps in the future.

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

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of June 30, 2013 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Recent Accounting Pronouncements

On January 1, 2013, the Company adopted new authoritative accounting guidance issued by the Financial Accounting Standards Board (“FASB”), which enhanced disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position and provided clarification as to the specific instruments that should be considered in these disclosures. These pronouncements were issued to facilitate comparison between financial statements prepared on the basis of GAAP and International Financial Reporting Standards. These disclosures are effective for annual and interim reporting periods beginning on or after January 1, 2013, and are to be applied retrospectively for all comparative periods presented. The impact of retrospectively adopting these pronouncements did not have a material impact on the Company’s consolidated financial statements but did impact the Company's disclosures.

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

As of June 30, 2013, the accompanying condensed consolidated balance sheets include approximately $15.4 million in book value of assets held for sale related to Remington Village, net of accumulated depreciation, and $9.9 million in liabilities held for sale.  Because Remington Village has been classified as an asset held for sale, scheduled depreciation of $220,000 and $440,000 for the three month and six months ended June 30, 2013, respectively, was not recorded.  During the three and six months ended June 30, 2012, scheduled depreciation of $224,000 and $448,000, respectively was not recorded.  Remington is pledged as collateral on a $10.0 million note.  At such time as Remington is sold, the debt balance will be retired.

Operations related to Remington Village are shown in discontinued operations on the accompanying condensed consolidated statements of operations.

On March 5, 2013, the Company entered into a Purchase and Sale Agreement (“PSA”) with an undisclosed buyer to sell its Remington Village apartment complex located in Gillette, Wyoming for $15.0 million.  The transaction is scheduled to close in September 2013 although there is no assurance that the transaction will close at this time or at all.

In September 2012, we made the decision to sell our corporate aircraft and related facilities to cut overhead costs.  During the six months ended June 30, 2013, the Company sold the corporate aircraft for $1.9 million and the related facilities for $767,000.  The proceeds were allocated to our oil and gas business and general corporate purposes.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following assets and liabilities have been segregated and included in the Assets Held for Sale and Liabilities Held for Sale, as appropriate, in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:
	(In thousands)
	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$303	$211
Accounts receivable	57	19
Prepaid expenses	122	42
Property, plant and equipment, net	14,775	14,775
Restricted investment	120	120
Assets of discontinued operations	15,377	15,167

Corporate aircraft and related facilities	--	1,884
Assets held for sale	$15,377	$17,051

Accounts payable	$79	$144
Accrued and other liabilities	340	257
Long term debt	9,469	9,621
Liabilities held for sale	$9,888	$10,022

4)       Asset Retirement Obligations

We record the fair value of the reclamation liability for our inactive mining properties and our operating oil and gas properties as of the date that the liability is incurred.  We review the liability each quarter and determine if a change in estimate is required, and we accrete the discounted liability on a quarterly basis for the future liability.  Final determinations are made during the fourth quarter of each year.  We deduct any actual funds expended for reclamation during the quarter in which it occurs.

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	June 30,	December 31,
	2013	2012
Beginning asset retirement obligation	$686	$510
Accretion of discount	19	34
Liabilities incurred	36	142
Ending asset retirement obligation	$741	$686

Mineral properties	$168	$162
Oil & Gas wells	573	524
Ending asset retirement obligation	$741	$686

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

Energy One's commodity derivative contracts as of June 30, 2013 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
01/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$105.75
Crude Oil Costless Collar
04/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/12 - 09/30/13	BNP Paribas	WTI	200	Put:	$95.00
				Call:	$116.60
Crude Oil Costless Collar
07/01/13 - 09/30/13	Wells Fargo	WTI	400	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/13 - 12/31/13	Wells Fargo	WTI	600	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$95.00
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$97.25

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

As of June 30, 2013
(in thousands)
	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value

Crude oil costless collars	Current Asset	$220	Current Liability	$36

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels.  As of June 30, 2013, we held $82,000 of investments in marketable securities.  We determine our estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted prices in active markets, and quotes from third parties.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table summarizes, by major security type, the fair value and any unrealized gain of our available for sale securities.  The unrealized gain is recorded on the condensed consolidated balance sheets as other comprehensive income, a component of shareholders’ equity.

	(In thousands)
		Fair Value Measurements at June 30, 2013 Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Commodity risk management assets	$220	$--	$220	$--
Available for sale securities	82	82	--	--

Total assets	$302	$82	$220	$--

Commodity risk management liability	$36	$--	$36	$--
Other accrued liabilities	734	--	--	734

Total liabilities	$770	$--	$36	$734

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value since interest rates have remained generally unchanged from the issuance of the debt.  The fair value and carrying value of our debt was $19.7 million as of June 30, 2013.

7)       Debt

At June 30, 2013, total debt in the amount of $19.7 million consists of $9.5 million in debt on our multifamily housing project, $10.0 million in debt from our reserve based senior credit facility and $200,000 in debt related to the purchase of land near our Mt. Emmons molybdenum property.

On May 5, 2011 we borrowed $10.0 million from a commercial bank against Remington Village.  At June 30, 2013, the balance due on this note was $9.5 million.  The note is collateralized by the Company’s multi-family property in Gillette, Wyoming.  The note is amortized over 20 years with a balloon payment at the end of five years with an interest rate of 5.50% per annum.  Proceeds of the note were used to fund general business obligations.  When Remington Village is sold, the proceeds from the sale will first be applied to the retirement of the debt and the remainder applied to project development and general corporate overhead.  Therefore, the debt is included in current liabilities held for sale.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

As of June 30, 2013, we have borrowed $10.0 million under our reserve based senior credit facility to fund our oil and gas programs.  Each borrowing under the senior credit facility has a term of six months, but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  Our intent is to extend this debt and therefore we have classified it as a long-term liability.  The current weighted average interest rate on this debt is 2.76%.  As of June 30, 2013, Energy One was in compliance with all the covenants under the senior credit facility.

The land debt of $200,000 bears an interest rate of 6.0% per annum and is due on January 2, 2014.

8)       Shareholders’ Equity

Common Stock

During the three and six months ended June 30, 2013, the Company issued 15,000 shares and 30,000 shares, respectively, of common stock to officers of the Company pursuant to the 2001 Stock Compensation Plan.

The following table details the changes in common stock during the six months ended June 30, 2013:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2013	27,652,602	$277	$123,078
2001 stock compensation plan	30,000	--	48
Expense of employee options vesting	--	--	32
Expense of outside director options vesting	--	--	31
Balance June 30, 2013	27,682,602	$277	$123,189

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the six months ended June 30, 2013:

	June 30, 2013
	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2012	2,259,282	$3.80	150,000	$3.05
Granted	--	$--	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	(40,000)	$2.60
Exercised	--	$--	--	$--
Outstanding at June 30, 2013	2,259,282	$3.80	110,000	$3.21
Exercisable at June 30, 2013	2,119,282	$3.90	53,334	$3.53

Weighted Average Remaining Contractual Life - Years		3.80		8.14

Aggregate intrinsic value of options outstanding		$--		$--

Employee Stock Option Plans.  During the three and six months ended June 30, 2013 we recorded $16,000 and $32,000, respectively, in compensation expense for employee stock options.  During the three and six months ended June 30, 2012 we recorded $2,000 in compensation expense for employee stock options.  We will recognize an additional $132,000 in expense over the vesting period of the outstanding employee options.

Director Option Plans.  During the three and six months ended June 30, 2013 we recorded $16,000 and $31,000, respectively, in expense for options issued to non-employee directors.  During the three and six months ended June 30, 2012 we recorded $15,000 and $37,000, respectively, in expense for options issued to non-employee directors.  We will recognize an additional $81,000 in expense over the vesting period of the outstanding director options.

9)       Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

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

The Company does not expect to pay any federal or state income tax for 2013 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of June 30, 2013, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

10)       Segment Information

As of June 30, 2013, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three and six months ended June 30, 2013, and 2012, and total assets as of June 30, 2013 and December 31, 2012 by segment are as follows:

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)		(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$7,915	$8,522	$15,794	$16,857
Total revenues	7,915	8,522	15,794	16,857

Operating expenses:
Oil and gas	5,778	7,111	17,866	13,645
Mineral properties	700	642	1,344	1,261
Total operating expenses	6,478	7,753	19,210	14,906

Interest expense:
Oil and gas	72	28	148	58
Mineral properties	--	6	24	12
Total interest expense	72	34	172	70

Operating income (loss)
Oil and gas	$2,065	$1,383	$(2,220)	$3,154
Mineral properties	(700)	(648)	(1,368)	(1,273)
Operating income (loss)
from identified segments	1,365	735	(3,588)	1,881

General and administrative expenses	(1,319)	(1,760)	(2,626)	(3,654)
Add back interest expense	72	34	172	70
Other revenues and expenses	249	1,615	279	1,494

Income (loss) before income taxes
and discontinued operations	$367	$624	$(5,763)	$(209)

Depreciation depletion and amortization expense:
Oil and gas	$3,213	$4,030	$6,674	$7,671
Mineral properties	32	32	64	64
Corporate	37	120	76	245
Total depreciation expense	$3,282	$4,182	$6,814	$7,980

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	June 30,	December 31,
	2013	2012
Assets by segment
Oil and gas	$90,400	$93,839
Mineral	20,746	20,747
Corporate	24,470	26,241
Total assets	$135,616	$140,827

11)       Equity Income in Unconsolidated Investment

We recorded equity losses from our unconsolidated investment in Standard Steam, LLC (“SST”) during the three and six months ended June 30, 2013, of $26,000 and $51,000, respectively. During the three and six months ended June 30, 2012, we recorded equity losses from our unconsolidated investment in SST of $91,000 and $151,000, respectively.

12)       Subsequent Events

On July 23, 2013, we entered into a second amendment (the "Second Amendment") to the senior secured revolving credit facility, dated July 30, 2010, as amended (the "Senior Credit Agreement"), among Energy One LLC, the Company, as guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association.  The Second Amendment provides for, among other things: (i) an extension of the maturity date of borrowings under the Senior Credit Agreement to July 30, 2017; (ii) a decrease in the applicable margin rate to between 2.00% and 3.00% for Eurdollar Loans and to between 1.00% and 2.00% for Alternate Base Rate Loans; (iii) a revision to the hedging covenant to permit the Company to hedge, for calendar year 2014 only, the greater of 600 barrels per day or 85% of the reasonably anticipated projected production, provided that in no event will any such hedge volumes for any calendar month during calendar year 2014 exceed actual production from the immediately preceding calendar month; and (iv) a $25,000,000 borrowing base, subject to further adjustment from time to time in accordance with the Senior Credit Agreement.

The foregoing description of the Second Amendment is a summary only and is qualified in its entirety by reference to the Second Amendment, which was filed as Exhibit 10.1 to the Form 8-K filed on July 25, 2013.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three and six months ended June 30, 2013 and 2012.  The following also updates information as to our financial condition provided in our 2012 Annual Report on Form 10-K.  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see “Forward Looking Statements”).  The following discussion should also be read in conjunction with our condensed financial statements and the notes thereto.

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

We are also involved in the exploration for and development of minerals (molybdenum) through our ownership of the Mt. Emmons molybdenum project in Colorado.  Our carrying capitalized dollar amounts in each of these areas at June 30, 2013 and December 31, 2012 were as follows:

	(In thousands)
	June 30,	December 31,
	2013	2012
Unproved oil and gas properties	$9,194	$9,169
Proved oil and gas properties	71,397	76,465
Undeveloped mining properties	20,739	20,739
	$101,330	$106,373

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of June 30, 2013 and 2012.

	June 30,
	2013		2012
	Gross	Net (1)	Gross	Net (1)
Williston Basin:
Productive wells	74.00	11.02	32.00	9.82
Wells being drilled or awaiting completion	10.00	0.18	3.00	0.25

Gulf Coast/South Texas:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	1.00	0.20	1.00	0.20

Eagle Ford/Buda:
Productive wells	4.00	1.20	2.00	0.60
Wells being drilled or awaiting completion	--	--	1.00	0.30

Austin Chalk:
Productive wells	11.00	2.98	11.00	2.98
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	92.00	15.76	48.00	13.96
Wells being drilled or awaiting completion	11.00	0.38	5.00	0.75

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Brigham Oil & Gas, L.P. (“Brigham”), a subsidiary of Statoil.  From August 24, 2009 to June 30, 2013, we have drilled and completed 20 gross Bakken formation wells (7.31 net) and one gross Three Forks formation well (0.18 net) under the Drilling Participation Agreement with Brigham.

At June 30, 2013, two additional gross wells (0.09 net) had been drilled and were awaiting completion.  Our net investment in the Rough Rider prospect wells was $1.6 million for the six months ended June 30, 2013. Two additional gross wells (0.05 net) are expected to be drilled during the balance of 2013.  Brigham operates all of the wells.

Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC (“Zavanna”).  Through June 30, 2013, we have drilled and completed 21 gross Bakken formation wells (2.87 net) and two gross Three Forks formation well (0.18 net) in these prospects.  The wells are operated by Zavanna (17 gross, 2.86 net) Emerald Oil, Inc. (3 gross, 0.05 net), Murex Petroleum (2 gross, 0.13 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  At June 30, 2013, six additional gross wells (0.08 net) had been spud and were in progress.

During the first six months of 2013, we completed six gross wells (0.27 net) in the Yellowstone and SEHR prospects.  Our net investment in the Yellowstone and SEHR prospect wells was $3.9 million during the six months ended June 30, 2013.

Bakken/Three Forks Asset Package.  Under the Bakken/Three Forks asset package we acquired in 2012, we participate in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  At June 30, 2013, there were 30 gross producing wells (0.48 net) in these drilling units.  All acreage is currently held by production and produces approximately 47 BOE/day net to the Company.

During the first six months of 2013, we completed one gross well (0.43 net) on this acreage and two additional gross wells (0.01 net) were drilled and awaiting completion.  Our net investment in wells under the drilling units in this program was $529,000 during the six months ended June 30, 2013.

U.S. Gulf Coast (Onshore) / South Texas

We participate with three different operators in the U.S. Gulf Coast (onshore).  At June 30, 2013, we had three gross producing wells (0.56 net) in this region.  Our net investment in Gulf Coast / South Texas wells and properties was $53,000 during the six months ended June 30, 2013.

Eagle Ford Shale and Buda Limestone

We participate in in the Leona River and Booth-Tortuga Eagle Ford/Buda prospects with Crimson Exploration Inc. ("Crimson").  During the six months ended June 30, 2013, we drilled and completed the Beeler 2H Buda limestone test well (0.30 net) in the Booth-Tortuga prospect.  Our net investment in this well and lease acquisition costs in the prospects during the first six months of 2013 was $1.3 million.

2013 Production Results

The following table provides a regional summary of our production during the first six months of 2013:

	Williston Basin	Gulf Coast / South Texas	Eagle Ford / Buda	Austin Chalk	Total
First Six Months of 2013 Production
Oil (Bbl)	147,596	864	12,697	4,628	165,785
Gas (Mcf)	66,452	98,757	8,710	2,475	176,394
NGLs (Bbl)	3,883	88	182	363	4,516
Equivalent (BOE)	162,554	17,412	14,331	5,403	199,700
Avg. Daily Equivalent (BOE/d)	898	96	79	30	1,103
Relative percentage	81%	9%	7%	3%	100%

Mount Emmons Molybdenum Project

On April 22, 2013, the Company received a letter from the U.S. Forest Service (“USFS”) notifying the Company that the USFS has completed a review of the Mine Plan of Operations (“MPO” or the “Plan”) for the Mount Emmons Molybdenum Project in Colorado (the “Project”) and that it has determined that the MPO “does contain sufficient information and clarity to form the basis for a proposed action to initiate scoping and analysis under the National Environmental Policy Act (‘NEPA’).”  The letter also states, “U.S. Energy has met the requirements of the Reality Check provision granting conditional water rights for the Mt. Emmons Molybdenum Project by filing the Plan for the Mt. Emmons

Mine with the USFS.  No other special use permits or rights-of-way for the water facilities are required because they are addressed in the Plan.”  The MPO provides an in-depth description of the proposed construction, mining, processing, and reclamation operations for the Project.  The Company has initiated scoping analysis of the MPO with the USFS and anticipates that such work will continue through the balance of 2013.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended June 30, 2013 and the immediately preceding three quarters.

	For the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(in Thousands, except for production data)
Production (BOE)	101,026	98,674	107,823	106,060
Oil, gas and NGL production revenue	$7,915	$7,879	$8,039	$7,639
Unrealized and realized derivative gain (loss)	$347	$(602)	$(5)	$(466)
Lease operating expense	$1,765	$1,966	$1,969	$1,692
Production taxes	$800	$833	$853	$822
DD&A	$3,213	$3,461	$3,812	$3,410
General and administrative	$1,319	$1,307	$1,497	$1,659
Mineral holding costs	$297	$227	$205	$400
Water treatment plant	$403	$417	$424	$609
Income (loss) from continuing operations	$367	$(6,130)	$(5,932)	$(2,709)

Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013, we recorded net income after taxes of $573,000, or $0.02 per share basic and diluted as compared to a net loss after taxes of $990,000, or $0.04 per share basic and diluted during the same period of 2012.  Significant components of the change in operating revenues and results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 are as follows:

Oil and Gas Operations.   Oil and gas operations produced operating income of $2.1 million during the quarter ended June 30, 2013 as compared to operating income, before impairment, of $1.9 million during the quarter ended June 30, 2012. The following table summarizes production volumes, average sales prices and operating revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase
	2013	2012	(Decrease)
Production volumes
Oil (Bbls)	84,412	99,830	(15,418)
Natural gas (Mcf)	88,296	95,299	(7,003)
Natural gas liquids (Bbls)	1,898	3,070	(1,173)
Equivalent (BOE)	101,026	118,783	(17,758)
Avg. Daily Equivalent (BOE/d)	1,110	1,305	(195)
Average sales prices
Oil (per Bbl)	$88.38	$81.22	7.16
Natural gas (per Mcf)	4.28	2.92	1.36
Natural gas liquids (per Bbl)	40.67	44.29	(3.62)
Equivalent (BOE)	78.35	71.74	6.60
Operating revenues (in thousands)
Oil	$7,460	$8,108	$(648)
Natural gas	378	278	100
Natural gas liquids	77	136	(59)
Total operating revenue	7,915	8,522	(607)
Lease operating expense	(1,765)	(1,630)	(135)
Production taxes	(800)	(928)	128
Impairment	-	(523)	523
Income before depreciation, depletion and amortization	5,350	5,441	(91)
Depreciation, depletion and amortization	(3,213)	(4,030)	817
Income	$2,137	$1,411	$726

During the three months ended June 30, 2013, we produced 101,026 barrels of oil equivalent (BOE), or an average of 1,110 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as lease operating expenses.

We recognized $7.9 million in revenues during the three months ended June 30, 2013 as compared to $8.5 million during the same period of the prior year.  This $607,000 decrease in revenue is primarily due to lower sales volumes in 2013 when compared to 2012 but was partially offset by higher average sales prices for oil and natural gas in 2013.  Revenue from oil sales was lower in the three months ended June 30, 2013 when compared to the same period in 2012, primarily due to production declines from wells in the Williston Basin.

Our average net realized price (operating revenue per BOE) for the three months ended June 30, 2013 was $78.35 per BOE compared with $71.74 for the same period in 2012.  The increase in our equivalent realized price for production corresponds with higher average oil and natural gas prices in 2013 when compared with 2012.  Due to takeaway constraints, the discount, or differential, for oil prices in the Williston Basin has ranged from $3.00 to $12.00 per barrel during the first six months of 2013.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices.

Lease operating expense of $1.8 million for the three months ended June 30, 2013 was comprised of $1.5 million in lease operating expense and $267,000 in workover expense.  The $135,000 increase in total lease operating expense in 2013 as compared to 2012 is primarily a result of an increase in net producing wells.

During the three months ended June 30, 2012, the Company recorded a proved property impairment of $523,000 related to its oil and gas assets.  The impairment was primarily due to a decline in the price of natural gas. There were no proved property impairments recorded during the three months ended June 30, 2013.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended June 30, 2013 was $31.80 per BOE compared to $33.92 per BOE for the same period in 2012.    Our DD&A rate can also fluctuate as a result of increases in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

During the balance of 2013 we anticipate completing wells that were drilled during the first and second quarters of 2013 as well as drilling and completing new wells.  We also anticipate that our production rates will remain relatively stable as a result of these activities.  Various factors, including extensive workover costs on existing wells, lower commodity prices, commodity price differentials, cost overruns on projected drilling projects, unsuccessful wells or other development activities and/or faster than expected declines in production from existing wells, would have a negative effect on production, cash flows and earnings from the oil and gas segment and could cause actual results to differ materially from those we expect.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $403,000 in costs and expenses for the water treatment plant and $297,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended June 30, 2013.  During the three months ended June 30, 2012, we recorded $436,000 in operating costs related to the water treatment plant and $206,000 in holding costs.

General and Administrative.  General and administrative expenses decreased by $441,000 during the three months ended June 30, 2013 as compared to general and administrative expenses for the three months ended June 30, 2012.  Lower general and administrative costs in 2013 are primarily a result of reductions of $151,000 in compensation expense, $119,000 in contract services, $83,000 in depreciation expense, $53,000 in travel costs and $28,000 in bank charges.

Other income and expenses.  We recognized an unrealized and realized derivative gain of $347,000 in the second quarter of 2013 compared to a gain of $1.8 million for the same period in 2012.  The 2013 amount includes a gain on unrealized changes in the fair value of our commodity derivative contracts of $328,000 and realized cash settlement gains on derivatives of $19,000.

Gain on the sale of assets increased to $14,000 during the quarter ended June 30, 2013 from $0 during the quarter ended June 30, 2012.  We recorded equity losses of $26,000 and $91,000 from the investment in Standard Steam Trust LLC (“SST”) during the quarters ended June 30, 2013 and 2012, respectively.   Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of marketable securities (shares of Sutter Gold Mining) decreased to $0 during the quarter ended June 30, 2013 from $7,000 during the quarter ended June 30, 2012.

Interest income was $1,000 during the quarters ended June 30, 2013 and 2012.

As a result of higher average debt balances, interest expense increased to $79,000 during the quarter ended June 30, 2013 from $36,000 during the quarter ended June 30, 2012.

Discontinued operations.  We recorded income of $206,000, net of taxes from Remington Village during the quarter ended June 30, 2013 and income of $26,000, net of taxes for the quarter ended June 30, 2012.  The increase in income when comparing the quarter ended June 30, 2013 to the quarter ended June 30, 2012 is primarily a result of lower contract services expenses in 2013.  On March 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with an unrelated third party to sell the Remington Village apartment complex for $15.0 million.  The transaction was initially scheduled to close in May 2013 and is currently scheduled to close in September 2013.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

During the six months ended June 30, 2013, we recorded a net loss after taxes of $5.3 million, or $0.19 per share basic and diluted as compared to a net loss after taxes of $1.4 million, or $0.05 per share basic and diluted during the same period of 2012.  Significant components of the change in operating revenues and results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 are as follows:

Oil and Gas Operations.   Before impairment, oil and gas operations produced operating income of $3.8 million during the six months ended June 30, 2013 as compared to operating income of $3.7 million during the six months ended June 30, 2012. The following table summarizes production volumes, average sales prices and operating revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,		Increase
	2013	2012	(Decrease)
Production volumes
Oil (Bbls)	165,785	192,412	(26,627)
Natural gas (Mcf)	176,394	185,071	(8,677)
Natural gas liquids (Bbls)	4,516	7,563	(3,047)
Equivalent (BOE)	199,700	230,820	(31,120)
Avg. Daily Equivalent (BOE/d)	1,103	1,268	(165)
Average sales prices
Oil (per Bbl)	$89.28	$82.77	$6.52
Natural gas (per Mcf)	4.53	2.98	1.55
Natural gas liquids (per Bbl)	42.78	50.38	(7.60)
Equivalent (BOE)	79.09	73.03	6.06
Operating revenues (in thousands)
Oil	$14,802	$15,925	$(1,123)
Natural gas	799	551	248
Natural gas liquids	193	381	(188)
Total operating revenue	15,794	16,857	(1,063)
Lease operating expense	(3,731)	(3,640)	(91)
Production taxes	(1,633)	(1,811)	178
Impairment	(5,828)	(523)	(5,305)
Income before depreciation, depletion and amortization	4,602	10,883	(6,281)
Depreciation, depletion and amortization	(6,674)	(7,671)	997
Income	$(2,072)	$3,212	$(5,284)

During the six months ended June 30, 2013, we produced 199,700 barrels of oil equivalent (BOE), or an average of 1,103 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as lease operating expenses.

We recognized $15.8 million in revenues during the six months ended June 30, 2013 as compared to $16.9 million during the same period of the prior year.  This $1.1 million decrease in revenue is primarily due to lower sales volumes in 2013 when compared to 2012 but was partially offset by higher average sales prices for oil and natural gas in 2013.  Revenue from oil sales was lower in the six months ended June 30, 2013 when compared to the same period in 2012, primarily due to production declines from wells in the Williston Basin.

Our average net realized price (operating revenue per BOE) for the six months ended June 30, 2013 was $79.09 per BOE compared with $73.03 for the same period in 2012.  The increase in our equivalent realized price for production corresponds with higher average oil and natural gas prices in 2013 when compared with 2012.  Due to takeaway constraints, the discount, or differential, for oil prices in the Williston Basin has ranged from $3.00 to $12.00 per barrel during the first six months of 2013.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices.

Lease operating expense of $3.7 million for the six months ended June 30, 2013 was comprised of $3.1 million in lease operating expense and $577,000 in workover expense.  The $91,000 increase in total lease operating expense in 2013 as compared to 2012 is primarily a result of an increase in net producing wells.

During the six months ended June 30, 2013, the Company recorded a proved property impairment of $5.8 million related to its oil and gas assets.  The impairment was primarily due to a decline in the price of oil, additional capitalized costs and changes in production. During the six months ended June 30, 2012, the Company recorded a proved property impairment of $523,000, primarily due to a decline in natural gas prices.

Our depletion, depreciation and amortization (DD&A) rate for the six months ended June 30, 2013 was $33.42 per BOE compared to $33.23 per BOE for the same period in 2012.  We have been impacted by higher DD&A rates related to our Williston Basin wells due to increases in drilling and completion costs for wells in this region.  Our DD&A rate can also fluctuate as a result of impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

During the balance of 2013 we anticipate completing wells that were drilled during the first and second quarters of 2013 as well as drilling and completing new wells.  We also anticipate that our production rates will remain relatively stable as a result of these activities.  Various factors, including extensive workover costs on existing wells, lower commodity prices, commodity price differentials, cost overruns on projected drilling projects, unsuccessful wells or other development activities and/or faster than expected declines in production from existing wells, would have a negative effect on production, cash flows and earnings from the oil and gas segment and could cause actual results to differ materially from those we expect.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $820,000 in costs and expenses for the water treatment plant and $524,000 for holding costs for the Mt. Emmons molybdenum property during the six months ended June 30, 2013.  During the six months ended June 30, 2012, we recorded $945,000 in operating costs related to the water treatment plant and $316,000 in holding costs.

General and Administrative.  General and administrative expenses decreased by $1.0 million during the six months ended June 30, 2013 as compared to general and administrative expenses for the six months ended June 30, 2012.  Lower general and administrative costs in 2013 are primarily a result of reductions of $398,000 in compensation expense, $211,000 in contract services, $165,000 in depreciation expense, $111,000 in professional services, $57,000 in bank charges and $25,000 in travel costs.

Other income and expenses.  We recognized an unrealized and realized derivative loss of $255,000 in the first six months of 2013 compared to a gain of $1.6 million for the same period in 2012.  The 2013 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $288,000 and realized cash settlement gains on derivatives of $33,000.

During the six months ended June 30, 2013, we sold our corporate aircraft and related facilities and other miscellaneous equipment.  As a result, we recorded a gain on the sale of assets during the six months in the amount of $710,000.  During the six months ended June 30, 2012, we recorded a gain on the sale of assets of $10,000. We recorded equity losses of $51,000 and $151,000 from the investment in Standard Steam Trust LLC (“SST”) during the six months ended June 30, 2013 and 2012, respectively.   Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of marketable securities (shares of Sutter Gold Mining) decreased to $0 during the six months ended June 30, 2013 from $54,000 during the six months ended June 30, 2012.

Interest income decreased to $3,000 during the six months ended June 30, 2013 from $6,000 during the six months ended June 30, 2012. The decrease is a result of lower amounts of cash invested in interest bearing instruments during the quarter.

As a result of higher average debt balances, interest expense increased to $158,000 during the six months ended June 30, 2013 from $75,000 during the six months ended June 30, 2012.

Discontinued operations.  We recorded income of $438,000, net of taxes from Remington Village during the six months ended June 30, 2013 and income of $90,000, net of taxes for the six months ended June 30, 2012.  The increase in income when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012 is primarily a result of lower contract services expenses in 2013.  On March 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with an unrelated third party to sell the Remington Village apartment complex for $15.0 million.  The transaction was initially scheduled to close in May 2013 and is currently scheduled to close in September 2013.

Overview of Liquidity and Capital Resources

At June 30, 2013, we had $4.1 million in cash and cash equivalents.  Our working capital (current assets minus current liabilities) was $12.8 million.  As discussed below in Capital Resources and Capital Requirements, we project that our capital resources at June 30, 2013 will be sufficient to fund operations and capital projects through the balance of 2013.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for additional capital could increase significantly during the remainder of 2013 if we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider drawing down additional debt on our senior credit facility, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

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

Capital Resources

Potential primary sources of future liquidity include the following:

Oil and Gas Production.  At June 30, 2013, we had 92 gross producing wells (15.76 net).  During the six months ended June 30, 2013, we received an average of $2.6 million per month from these producing wells with an average operating cost of $622,000 per month (including workover costs) and production taxes of $272,000, for average cash flows of $1.7 million per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations will remain stable and may increase through the balance of 2013 as additional wells being drilled with Crimson, Zavanna, Brigham, and others begin to produce.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to Brigham and Zavanna will eventually decrease the amount of cash flow we receive from these wells.  We anticipate drilling more Bakken and Three Forks wells with Brigham and Zavanna in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At June 30, 2013, we had $4.1 million in cash and cash equivalents.
Wells Fargo Senior Credit Facility.  On July 30, 2010, we established a senior credit facility through our wholly owned subsidiary, Energy One, LLC (“Energy One”) to borrow up to $75 million (since increased to $100 million as described below) from a syndicate of banks, financial institutions and other entities, including Wells Fargo Bank, National Association, which subsequently acquired the North American reserve-based and related diversified energy lending business of our initial lending institution, BNP Paribas.  The senior credit facility is being used to advance our short and mid-terms goals of increasing our investment in oil and gas.

From time to time until the expiration of the credit facility (July 30, 2017) if Energy One is in compliance with the facility documents, Energy One may borrow, pay, and re-borrow funds from the lenders, up to an amount equal to the borrowing base.  The borrowing base is redetermined semi-annually, taking into account updated reserve reports.  Any proposed increase in the borrowing base will require approval by all lenders in the syndicate, and any proposed borrowing base decrease will require approval by lenders holding not less than two-thirds of outstanding loans and loan commitments.  As of July 23, 2013, the commitment amount is $100 million and the borrowing base is $25 million based on the semi-annual redetermination using our December 31, 2012 financial statements, production reports and March 31, 2013 reserve report.  As of June 30, 2013, Energy One was in compliance with all the covenants under the senior credit facility.

As of June 30, 2013, we have borrowed $10.0 million under the senior credit facility to fund our drilling programs.

Asset Held for Sale – Remington Village.  Until Remington Village is sold, we will continue to receive rental receipts from the property.  The property had an average occupancy rate of 87% during 2012 and was 88% occupied as of June 30, 2013.  Occupancy is dependent on the regional economy, including local coal mining operations, which have been affected by the global recession.  The property generated average positive cash flow from operations of $80,000 per month during the first six months of 2013 and cash flow is projected to remain in that range during the balance of 2013.

On May 5, 2011, we borrowed $10.0 million from a commercial bank against Remington Village.  The note is amortized over 20 years with a balloon payment at the end of five years and has an interest rate of 5.50% per annum.  The proceeds of the note were used to fund our general business obligations.

Capital Requirements

Our direct capital requirements during the balance of 2013 relate to the funding of our drilling programs, additional oil and gas exploration and development projects, acquisition of prospective oil and gas properties and/or existing production, payment of debt obligations, operating and capital improvement costs relating to the water treatment plant at the Mt. Emmons project and ongoing permitting activities for the Mt. Emmons project, operations at Remington Village until it is sold and general and administrative costs.  We intend to finance our 2013 capital expenditure plan primarily from the sources described above under “Capital Resources”.  We may be required to reduce or defer part of our 2013 capital expenditures plan if we are unable to obtain sufficient financing from these sources.  We regularly review our capital expenditure budget to assess changes in current and projected cash flows, acquisition opportunities, debt requirements and other factors.

Oil and Gas Exploration and Development.  Through June 30, 2013, we have spent approximately $7.5 million of our $27.1 million 2013 oil and gas capital expenditure budget.  The remaining $19.6 million in capital expenditure is budgeted to be spent on exploration and acquisition initiatives in the Williston Basin of North Dakota and in Texas. Actual capital expenditures for each regional drilling program is contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2013 are expected to be approximately $141,000 per month.  Additionally, we have a remaining budget of $263,000 for permitting and water treatment plant capital improvements that are expected to improve the plant’s efficiency and reduce costs and $630,000 for advancement of the Mine Plan of Operations.

In 2009, 160 acres of fee land in the vicinity of the mining claims was purchased by the Company and Thompson Creek Metals Company USA (“TCM”) for $4 million ($2 million in January 2009, $400,000 annually for five years thereafter).  On December 6, 2011, TCM notified the Company that it wishes to sell its interest in the property.  The Company has made an offer to purchase the property and is currently awaiting TCM’s response.

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

Reclamation Costs.  We have reclamation obligations with an estimated present value of $573,000 related to our oil and gas wells and $168,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed during the year ended December 31, 2013 unless a well, or wells, are abandoned due to unexpected operational challenges.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  It is not anticipated that this reclamation work will occur in the near term.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash flows during the six months ended June 30, 2013

The following table presents changes in cash flows between the six month periods ended June 30, 2013 and 2012.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.
	(In thousands)
	For the six months ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$6,254	$7,015	$(761)
Net cash (used in) provided by investing activities	(5,052)	(9,116)	4,064
Net cash (used in) financing activities	(151)	(7,080)	6,929

Operating Activities.  Cash provided by operations for the six month period ended June 30, 2013 decreased to $6.3 million as compared to cash provided by operations of $7.0 for the same period of the prior year.  This $761,000 year over year decrease in cash from operating activities is predominantly a result of net changes in assets and liabilities including a net increase of $446,000 in accounts receivable and a net decrease in accounts payable of $378,000 in the first six months of 2013 as compared to the first six months of 2012.  The remainder of the change in cash provided by operations is part of the complete discussion of cash provided by operations in “Results of Operations” above.

Investing Activities.  Investing activities provided cash during the first six months of 2013 through $2.6 million in proceeds from the sale of property and equipment related to the Company’s aircraft and related facilities and $32,000 from a change in the value of restricted investments.

Investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $7.7 million during the first six months of 2013.

The $4.1 million decrease in cash used in investing activities during the six months ended June 30, 2013 as compared to the same period of the prior year is primarily a result of: (a) $21.5 million in sales of oil and gas properties during 2012 with no oil and gas property sales during the same period in 2013, (b) $2.6 million in proceeds from the sale of property and equipment in 2013 as compared to $22,000 during the six months ended June 30, 2012 and (c) a $22.9 million reduction in investment in oil and gas properties in 2013 as compared to 2012.

Financing Activities.  Financing activities consumed $151,000 during the six months ended June 30, 2013.  This cash outflow was entirely related to the repayment of debt.  During the six months ended June 30, 2012, financing activities consumed $7.1 million.  Components of cash flow from financing activities during the six months ended June 30, 2012 include the repayment of debt in the amount of $12.1 million, new borrowings in the amount of $5.0 million and the provision of $55,000 through the issuance of common stock.

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

At June 30, 2013, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  When used in this Form 10-Q, the words “will”, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future  capital expenditures and future transactions, including the anticipated closing of the sale of Remington Village.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses.  In particular, careful consideration should be given to cautionary statements made in the Company’s Risk Factors included in our Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference.  The Company undertakes no duty to update or revise any forward-looking statements.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at June 30, 2013: Debt to third parties of $19.7 million, executive retirement obligations of $859,000 and asset retirement obligations of $741,000.

The debt consists of debt to a commercial bank secured by Remington Village, debt under the senior credit facility related to our oil and gas reserves and debt related to the purchase of land near our Mt. Emmons molybdenum property.  The debt to the commercial bank bears an interest rate of 5.5% per annum and the land debt bears an interest rate of 6.0% per annum.  The debt to the commercial bank is amortized over 20 years with a balloon payment due at the end of five years on May 5, 2015.  The balloon payment at maturity is $8.8 million.  Each borrowing under the senior credit facility has a term of six months but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  The $200,000 land debt is due on January 2, 2014.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 34 years.

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

Energy One's commodity derivative contracts as of June 30, 2013 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
01/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$105.75
Crude Oil Costless Collar
04/01/13 - 06/30/13	Wells Fargo	WTI	200	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/12 - 09/30/13	BNP Paribas	WTI	200	Put:	$95.00
				Call:	$116.60
Crude Oil Costless Collar
07/01/13 - 09/30/13	Wells Fargo	WTI	400	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/13 - 12/31/13	Wells Fargo	WTI	600	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$95.00
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$97.25

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

As of June 30, 2013
(in thousands)
	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value

Crude oil costless collars	Current Asset	$220	Current Liability	$36

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no other material changes from the legal proceedings as previously disclosed in our 2012 Form 10-K in response to Item 3 of Part I of such Form 10-K (pages 49-51) or the Form 10-Q filed on May 10, 2013 in response to Item 1 of Part II of such Form 10-Q.

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

U.S. ENERGY CORP.
(Registrant)

Date: August 8, 2013	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: August 8, 2013	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer