Form 10-Q
period 2013-09-30
US ENERGY CORP
filed 2013-11-08
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2013 or

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

Index

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

At November 7, 2013 there were issued and outstanding 27,682,602 shares of the Company’s common stock, $0.01 par value.

Index

U.S. ENERGY CORP. and SUBSIDIARIES

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	September 30,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$5,538	$2,825
Available for sale securities	75	183
Accounts receivable trade	5,792	5,182
Commodity risk management asset	62	472
Assets held for sale	--	17,051
Other current assets	453	302
Total current assets	11,920	26,015

Investment	2,224	2,264

Properties and equipment
Oil & gas properties under full cost method,
net of $53,333 and $43,454 accumulated
depletion, depreciation and amortization	84,513	85,634
Undeveloped mining claims	20,739	20,739
Property, plant and equipment, net	4,226	4,435
Net properties and equipment	109,478	110,808

Other assets	1,734	1,740
Total assets	$125,356	$140,827

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	September 30,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$5,416	$2,692
Accrued compensation	482	295
Commodity risk management liability	647	--
Current portion of debt	200	200
Liabilities held for sale	--	10,022
Other current liabilities	69	44
Total current liabilities	6,814	13,253

Long-term debt, net of current portion	7,000	10,000

Asset retirement obligations	775	686

Other accrued liabilities	746	771

Commitment and contingencies

Shareholders' equity
Common stock, $.01 par value; unlimited shares
authorized; 27,682,602 and 27,652,602
shares issued, respectively	277	277
Additional paid-in capital	123,249	123,078
Accumulated deficit	(13,498)	(7,339)
Other comprehensive (loss) income	(7)	101
Total shareholders' equity	110,021	116,117
Total liabilities and shareholders' equity	$125,356	$140,827

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Oil, gas, and NGL production revenues:	$8,582	$7,639	$24,376	$24,496

Operating expenses:
Oil and gas	2,877	2,514	8,241	7,965
Oil and gas depreciation, depletion
and amortization	3,205	3,410	9,879	11,081
Impairment of oil and gas properties	--	--	5,828	523
Water treatment plant	394	609	1,214	1,554
Mineral holding costs	410	400	934	716
General and administrative	1,337	1,659	3,963	5,313
Impairment of corporate aircraft	--	1,756	--	1,756
	8,223	10,348	30,059	28,908
Income (loss) from operations	359	(2,709)	(5,683)	(4,412)
Other income and expenses:
Realized (loss) gain on risk
management activities	(307)	12	(274)	(137)
Unrealized (loss) gain on risk
management activities	(768)	(478)	(1,056)	1,233
Gain (loss) on the sale of assets	19	(21)	729	(11)
Equity gain (loss) in unconsolidated
investment	11	(17)	(40)	(168)
Gain on sale of marketable securities	--	28	--	82
Miscellaneous income	50	81	80	169
Interest income	1	2	4	8
Interest expense	(71)	(53)	(229)	(128)
	(1,065)	(446)	(786)	1,048
Loss before income taxes
and discontinued operations	(706)	(3,155)	(6,469)	(3,364)

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income taxes:
Current (provision for)	--	--	--	(104)
Deferred benefit from	--	1,285	--	1,398
	--	1,285	--	1,294

Loss from continuing operations	(706)	(1,870)	(6,469)	(2,070)

Discontinued operations:
Discontinued operations, net of taxes	(8)	(75)	430	15
Loss on sale of discontinued
operations, net of taxes	(120)	--	(120)	--
Impairment on discontinued
operations, net of taxes	--	--	--	(1,261)
	(128)	(75)	310	(1,246)
Net loss	$(834)	$(1,945)	$(6,159)	$(3,316)

Net income (loss) per share basic and diluted
Loss from continuing operations	$(0.03)	$(0.07)	$(0.23)	$(0.08)
Income (loss) from discontinued operations	--	--	0.01	(0.04)
Net (loss) per share	$(0.03)	$(0.07)	$(0.22)	$(0.12)

Weighted average shares outstanding
Basic and Diluted	27,682,602	27,468,355	27,677,382	27,458,249

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss)	$(834)	$(1,945)	$(6,159)	$(3,316)
Other comprehensive (loss) income:
Marketable securities, net of tax	(8)	(60)	(108)	3

Total comprehensive (loss)	$(842)	$(2,005)	$(6,267)	$(3,313)

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,159)	$(3,316)
Loss (gain) from discontinued operations	(310)	1,246
(Loss) from continuing operations	(6,469)	(2,070)
Adjustments to reconcile net loss to
net cash provided by operations
Depreciation, depletion & amortization	10,086	11,542
Change in fair value of commodity price
risk management activities, net	1,056	(1,233)
Impairment of oil and gas properties	5,828	523
Impairment of corporate aircraft	--	1,756
(Gain) on sale of marketable securities	--	(82)
Equity loss from Standard Steam	40	168
Net change in deferred income taxes	--	(1,196)
(Gain) loss on sale of assets	(729)	11
Noncash compensation	352	412
Noncash services	48	53
Net changes in assets and liabilities	160	702
Net cash provided by operating activities	10,372	10,586
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(12,614)	(37,685)
Acquisition of property and equipment	--	(101)
Proceeds from sale of assets held for sale	14,655	--
Proceeds from sale of oil and gas properties	--	21,475
Proceeds from sale of marketable securities	--	101
Proceeds from sale of property and equipment	2,596	76
Net change in restricted investments	6	(99)
Net cash provided by (used in) investing activities:	4,643	(16,233)

The accompanying notes are an integral part of these statements.

Index

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the nine months ended September 30,
	2013	2012
Cash flows from financing activities:
Issuance of common stock	--	50
Proceeds from new debt	--	8,000
Repayments of debt	(12,621)	(12,203)
Net cash (used in) financing activities	(12,621)	(4,153)

Net cash provided by operating activities
of discontinued operations	319	649

Net increase (decrease) in cash and cash equivalents	2,713	(9,151)

Cash and cash equivalents at beginning of period	2,825	12,874

Cash and cash equivalents at end of period	$5,538	$3,723

Supplemental disclosures:
Interest paid	$221	$110

Non-cash investing and financing activities:

Unrealized gain from available for sale securities	$7	$81

Acquisition and development of oil and gas
properties through accounts payable	$1,910	$4,679

Acquisition and development of oil and gas properties
through asset retirement obligations	$61	$133

The accompanying notes are an integral part of these statements.

Index
U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)

1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended September 30, 2013 and September 30, 2012 have been prepared by U.S. Energy Corp. (“we,” “us,” “U.S. Energy” or the “Company”) in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The financial statements at September 30, 2013 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”), which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2012 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2012 Annual Report on Form 10-K (the “2012 10-K”).  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

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

Index
U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

Components of Property and Equipment as of September 30, 2013 and December 31, 2012 are as follows:

	(In thousands)
	September 30,	December 31,
	2013	2012
Oil & Gas properties
Unproved	$9,687	$9,169
Wells in progress	777	--
Proved	127,382	119,919
	137,846	129,088
Less accumulated depreciation
depletion and amortization	(53,333)	(43,454)
Net book value	84,513	85,634

Mineral properties	20,739	20,739

Building, land and equipment	8,410	8,469
Less accumulated depreciation	(4,184)	(4,034)
Net book value	4,226	4,435
Totals	$109,478	$110,808

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at September 30, 2013 and December 31, 2012 which were not included in the amortized cost pool were $10.5 million and $9.2 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations as well as land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at September 30, 2013 and December 31, 2012.  It is anticipated that these costs will be added to the full cost amortization pool in the next two years as properties are proved, drilled or abandoned.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2013.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended September 30, 2013, we used $95.04 per barrel for oil and $3.612 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

During the three and nine months ended September 30, 2013, the Company recorded a proved property impairment of $0 and $5.8 million, respectively, related to its oil and gas assets.  The impairment recorded for the nine months ended September 30, 2013 was primarily due to a decline in the price of oil, additional capitalized well costs and changes in production.  During the nine months ended September 30, 2012, the Company recorded a proved property impairment of $523,000, primarily due to a decline in natural gas prices.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

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

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at September 30, 2013 and December 31, 2012 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

Our carrying balance in the Mt. Emmons property at September 30, 2013 and December 31, 2012 is as follows:

	(In thousands)
	September 30,	December 31,
	2013	2012
Costs associated with Mount Emmons
beginning of year	$20,739	$20,739
Development costs	--	--
Costs at the end of the period	$20,739	$20,739

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

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of September 30, 2013 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
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

In July 2013, the FASB issued new authoritative accounting guidance related to the reporting of unrecognized tax benefits when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures, but does not believe its financial statements will be significantly impacted.

The Company has reviewed other current outstanding statements from the FASB and does not believe that any of those statements will have a material adverse effect on the financial statements of the Company when adopted.

3)       Assets Held for Sale

The Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 presented approximately $17.1 million in book value of assets held for sale, consisting of $15.2 million related to Remington Village and $1.9 million related to the corporate aircraft and related facilities.  These assets were sold during the nine months ended September 30, 2013.

Remington Village Sale

On September 11, 2013, the Company, through its wholly owned subsidiary Remington Village LLC, completed the sale of the Remington Village Apartment Complex in Gillette Wyoming (“Remington Village”) to an affiliate of the Miller Frishman Group, LLC for $15.0 million.  The $9.5 million balance on the commercial note relating to Remington Village was paid in full at closing.  After deduction of payment of the note, commission and other closing costs, the net proceeds to the Company were approximately $5.0 million. Upon closing this transaction, the assets and liabilities held for sale were reduced to $0 and we recorded a loss on the sale of discontinued of operations of $120,000.

Because Remington Village has been classified as an asset held for sale, scheduled depreciation of $660,000 for the first nine months of 2013 and $560,000 for the first nine months of 2012 was not recorded.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

Corporate Aircraft and Related Facilities Sale

On January 10, 2013, the Company sold the corporate aircraft for $1.9 million and the related facilities for $767,000.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	September 30,	December 31,
	2013	2012
Beginning asset retirement obligation	$686	$510
Accretion of discount	28	34
Liabilities incurred	61	142
Ending asset retirement obligation	$775	$686

Mineral properties	$171	$162
Oil & Gas wells	604	524
Ending asset retirement obligation	$775	$686

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

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

Energy One's commodity derivative contracts as of September 30, 2013 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
10/01/12 - 09/30/13	BNP Paribas	WTI	200	Put:	$95.00
				Call:	$116.60
Crude Oil Costless Collar
07/01/13 - 09/30/13	Wells Fargo	WTI	400	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/13 - 12/31/13	Wells Fargo	WTI	600	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$95.00
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$97.25
Crude Oil Costless Collar
07/01/14 - 12/31/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$98.40

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

As of September 30, 2013
(in thousands)
	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value

Crude oil costless collars	Current Asset	$62	Current Liability	$647

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the nonfinancial assets and liabilities and their placement in the fair value hierarchy levels.  As of September 30, 2013, we held $75,000 of investments in marketable securities.  We determine our estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted prices in active markets, and quotes from third parties.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

The following table is a listing of the Company’s assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of September 30, 2013:

	(In thousands)
		Fair Value Measurements at September 30, 2013 Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)

Commodity risk management assets	$62	$--	$62	$--
Available for sale securities	75	75	--	--

Total assets	$137	$75	$62	$--

Commodity risk management liability	$647	$--	$647	$--
Other accrued liabilities 1	746	--	--	746

Total liabilities	$1,393	$--	$647	$746

1 Other accrued liabilities is the company’s liability for the executive retirement program

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value since interest rates have remained generally unchanged from the issuance of the debt.  The fair value and carrying value of our debt was $7.2 million as of September 30, 2013.

7)       Debt

At September 30, 2013, total debt in the amount of $7.2 million consists of $7.0 million in debt from our reserve based senior credit facility and $200,000 in debt related to the purchase of land near our Mt. Emmons molybdenum property.

Revolving Credit Facility

On July 23, 2013, we entered into a second amendment (the "Second Amendment") to the senior secured revolving credit facility, dated July 30, 2010, as amended (the "Senior Credit Agreement"), among Energy One LLC, the Company, as guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association.  The Second Amendment provides for, among other things: (i) an extension of the maturity date of borrowings under the Senior Credit Agreement to July 30, 2017; (ii) a decrease in the applicable margin rate to between 2.00% and 3.00% for Eurdollar Loans and to between 1.00% and 2.00% for Alternate Base Rate Loans; (iii) a revision to the hedging covenant to permit the Company to hedge, for calendar year 2014 only, the greater of 600 barrels per day or 85% of the reasonably anticipated projected production, provided that in no event will any such hedge volumes for any calendar month during calendar year 2014 exceed actual production from the immediately preceding calendar month; and (iv) a $25 million borrowing base, subject to further adjustment from time to time in accordance with the Senior Credit Agreement.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

The foregoing description of the Second Amendment is a summary only and is qualified in its entirety by reference to the Second Amendment, which was filed as Exhibit 10.1 to the Form 8-K filed on July 25, 2013.

As of September 30, 2013, we have borrowed $7.0 million under the Senior Credit Agreement to fund our oil and gas programs.  Each borrowing under the agreement has a term of six months, but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  Our intent is to extend this debt and therefore we have classified it as a long-term liability.  The current weighted average interest rate on this debt is 2.44%.  As of September 30, 2013, Energy One was in compliance with all the covenants under the Senior Credit Agreement.

Land Debt

The land debt of $200,000 bears an interest rate of 6.0% per annum and is due on January 2, 2014.

8)       Shareholders’ Equity

Common Stock

During the three and nine months ended September 30, 2013, the Company issued 0 shares and 30,000 shares, respectively, of common stock to officers of the Company pursuant to the 2001 Stock Compensation Plan.

The following table details the changes in common stock during the nine months ended September 30, 2013:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2013	27,652,602	$277	$123,078
2001 stock compensation plan	30,000	--	48
Expense of employee options vesting	--	--	76
Expense of outside director options vesting	--	--	47
Balance September 30, 2013	27,682,602	$277	$123,249

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the nine months ended September 30, 2013:

	September 30, 2013
	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2012	2,259,282	$3.80	150,000	$3.05
Granted	270,000	$2.08	36,000	$2.08
Forfeited	--	$--	--	$--
Expired	(28,333)	$4.68	(40,000)	$2.60
Exercised	--	$--	--	$--
Outstanding at September 30, 2013	2,500,949	$3.60	146,000	$2.93
Exercisable at September 30, 2013	2,137,619	$3.85	56,668	$3.46

Weighted Average Remaining Contractual Life - Years		4.26		8.35

Aggregate intrinsic value of options outstanding		$--		$--

Employee Stock Option Plans.  During the three and nine months ended September 30, 2013, we issued 270,000 options to employees under the U.S. Energy Corp. 2012 Equity and Performance Incentive Plan.  The options were issued at the closing price of $2.08 on the date of grant, vest over a three year period and expire ten years from the date of grant.  These options were valued under the Black-Scholes pricing model using a risk free interest rate of 1.66%, expected life of six years and expected volatility of 62.5879%.  During the three and nine months ended September 30, 2013 we recorded $44,000 and $76,000, respectively, in compensation expense for employee stock options.  During the three and nine months ended September 30, 2012 we recorded $15,000 and $17,000, respectively, in compensation expense for employee stock options.  We will recognize an additional $414,000 in expense over the weighted average vesting period of 2.48 years related to the outstanding employee options.

Director Option Plans.  During the three and nine months ended September 30, 2013, we issued 36,000 options to non-employee directors under the 2008 Stock Option Plan for Independent Directors.  The options were issued at the closing price of $2.08 on the date of grant, vest over a three year period and expire ten years from the date of grant.  These options were valued under the Black-Scholes pricing model using a risk free interest rate of 1.66%, expected life of six years and expected volatility of 62.5879%.  During the three and nine months ended September 30, 2013, we recorded $16,000 and $47,000, respectively, in expense for options issued to non-employee directors.  During the three and nine months ended September 30, 2012, we recorded $16,000 and $53,000, respectively, in expense for options issued to non-employee directors.  We will recognize an additional $107,000 in expense over the weighted average vesting period of 1.89 years related to the outstanding director options.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

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

The Company does not expect to pay any federal or state income tax for 2013 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. As of September 30, 2013, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

Index

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

10)       Segment Information

As of September 30, 2013, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three and nine months ended September 30, 2013, and 2012, and total assets as of September 30, 2013 and December 31, 2012 by segment are as follows:

	(In thousands)		(In thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$8,582	$7,639	$24,376	$24,496
Total revenues	8,582	7,639	24,376	24,496

Operating expenses:
Oil and gas	6,082	5,924	23,948	19,569
Mineral properties	804	1,009	2,148	2,270
Total operating expenses	6,886	6,933	26,096	21,839

Interest expense:
Oil and gas	65	45	213	103
Mineral properties	3	6	9	18
Total interest expense	68	51	222	121

Operating income (loss)
Oil and gas	$2,435	$1,670	$215	$4,824
Mineral properties	(807)	(1,015)	(2,157)	(2,288)
Operating income (loss)
from identified segments	1,628	655	(1,942)	2,536

General and administrative expenses	(1,337)	(3,415)	(3,963)	(7,069)
Add back interest expense	68	51	222	121
Other revenues and expenses	(1,065)	(446)	(786)	1,048

Income (loss) before income taxes
and discontinued operations	$(706)	$(3,155)	$(6,469)	$(3,364)

Depreciation depletion and amortization expense:
Oil and gas	$3,205	$3,410	$9,879	$11,081
Mineral properties	31	31	95	95
Corporate	36	121	112	366
Total depreciation expense	$3,272	$3,562	$10,086	$11,542

Index
U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statemtns (Unaudited)
(Continued)

	(In thousands)
	September 30	December 31,
	2013	2012
Assets by segment
Oil and gas	$93,710	$93,839
Mineral	20,746	20,747
Corporate	10,900	26,241
Total assets	$125,356	$140,827

11)       Equity Income in Unconsolidated Investment

We recorded an equity gain from our unconsolidated investment in Standard Steam, LLC (“SST”) during the three months ended September 30, 2013, of $11,000 and an equity loss during the nine months ended September 30, 2013 of $40,000. During the three and nine months ended September 30, 2012, we recorded equity losses from our unconsolidated investment in SST of $17,000 and $168,000, respectively.

Index

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three and nine months ended September 30, 2013 and 2012.  The following also updates information as to our financial condition provided in our 2012 Annual Report on Form 10-K.  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see “Forward Looking Statements”).  The following discussion should also be read in conjunction with our condensed consolidated financial statements and the notes thereto.

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

We currently explore for and produce oil and gas through a non-operator business model; however, we may operate oil and gas properties for our own account and may expand our operations to other geographic areas.  As a non-operator, we rely on our operating partners to propose, permit and manage wells.  Before a well is drilled, the operator is required to provide all oil and gas interest owners in the designated well the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis.  After the well is completed, our operating partners also transport, market and account for all production.

We are also involved in the exploration for and development of minerals (molybdenum) through our ownership of the Mt. Emmons molybdenum project in Colorado.  Our carrying capitalized dollar amounts in each of these areas at September 30, 2013 and December 31, 2012 were as follows:

	(In thousands)
	September 30,	December 31,
	2013	2012
Unproved oil and gas properties	$10,464	$9,169
Proved oil and gas properties	74,049	76,465
Undeveloped mining properties	20,739	20,739
	$105,252	$106,373

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of September 30, 2013 and 2012.

Index

	September 30,
	2013		2012
	Gross	Net (1)	Gross	Net (1)
Williston Basin:
Productive wells	82.00	10.10	62.00	10.44
Wells being drilled or awaiting completion	9.00	0.18	4.00	0.17

Gulf Coast/South Texas:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	--	--	2.00	0.20

Eagle Ford/Buda:
Productive wells	5.00	1.50	3.00	0.90
Wells being drilled or awaiting completion	2.00	0.45	--	--

Austin Chalk:
Productive wells	11.00	2.98	11.00	2.98
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	101.00	15.14	79.00	14.88
Wells being drilled or awaiting completion	11.00	0.63	6.00	0.57

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Brigham Oil & Gas, L.P. (“Brigham”), a subsidiary of Statoil.  From August 24, 2009 to September 30, 2013, we have drilled and completed 21 gross (6.23 net) Bakken formation wells and one gross (0.18 net) Three Forks formation well under the Drilling Participation Agreement with Brigham.

During the nine months ended September 30, 2013, we drilled and completed one gross well (0.04 net) with Brigham.  One additional gross (0.06 net) well has been drilled and was awaiting completion.  Our net investment in the Rough Rider prospect wells was $2.4 million for the nine months ended September 30, 2013. Two additional gross (0.05 net) wells are expected to be drilled in the fourth quarter of 2013.  Brigham operates all of the wells.

Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC (“Zavanna”).  Through September 30, 2013, we have drilled and completed 24 gross (2.91 net) Bakken formation wells and 4 gross (0.29 net) Three Forks formation wells in these prospects.  The wells are operated by Zavanna (18 gross, 2.97 net) Emerald Oil, Inc. (5 gross, 0.05 net), Murex Petroleum (2 gross, 0.13 net), Kodiak Oil & Gas Corp. (2 gross, 0.04 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  At September 30, 2013, four additional gross (0.04 net) wells had been spud and were in progress.

Index

During the first nine months of 2013, we completed eleven gross (0.49 net) wells in the Yellowstone and SEHR prospects.  Our net investment in the Yellowstone and SEHR prospect wells was $4.8 million during the nine months ended September 30, 2013.

Bakken/Three Forks Asset Package.  Under the Bakken/Three Forks asset package we acquired in 2012, we participate in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  At September 30, 2013, there were 32 gross (0.49 net) producing wells in these drilling units.  All acreage is currently held by production and produces approximately 54 barrels of oil equivalent (“BOE”) per day net to the Company.

During the first nine months of 2013, we completed three gross (0.05 net) wells on this acreage and two additional gross (0.05 net) wells were drilled and awaiting completion.  Our net investment in wells under the drilling units in this program was $1.0 million during the nine months ended September 30, 2013.

U.S. Gulf Coast (Onshore) / South Texas

We participate with three different operators in the U.S. Gulf Coast (onshore).  At September 30, 2013, we had three gross producing (0.56 net) wells in this region.  Our net investment in Gulf Coast / South Texas wells and properties was $52,000 during the nine months ended September 30, 2013.

Eagle Ford Shale and Buda Limestone

We participate in the Leona River and Booth-Tortuga Eagle Ford/Buda prospects with Contango Oil & Gas Company ("Contango") and in the Big Wells Buda prospect with U.S. Enercorp.  During the nine months ended September 30, 2013, we drilled and completed the Beeler 2H and Beeler 3H Buda limestone wells (0.60 net combined) in the Booth-Tortuga prospect.  Two additional Buda limestone wells (0.45 net combined) had been spud as of September 30, 2013.  Our net investment in these wells, including lease acquisition costs in the prospects during the first nine months of 2013, was $6.2 million.

2013 Production Results

The following table provides a regional summary of our net production during the first nine months of 2013:

	Williston Basin	Gulf Coast / South Texas	Eagle Ford / Buda	Austin Chalk	Total
First Nine Months of 2013 Production
Oil (Bbl)	215,540	1,225	24,033	6,522	247,320
Gas (Mcf)	104,974	144,180	28,317	2,948	280,419
NGLs (Bbl)	6,526	107	519	478	7,630
Equivalent (BOE)	239,562	25,362	29,272	7,490	301,686
Avg. Daily Equivalent (BOE/d)	878	93	107	27	1,105
Relative percentage	80%	8%	10%	2%	100%

Index

Mount Emmons Molybdenum Project

On April 22, 2013, we received a letter from the U.S. Forest Service (“USFS”) notifying the Company that the USFS has completed a review of the Mine Plan of Operations (“MPO” or the “Plan”) for the Mount Emmons Molybdenum Project in Colorado (the “Project”) and that it has determined that the MPO “does contain sufficient information and clarity to form the basis for a proposed action to initiate scoping and analysis under the National Environmental Policy Act (‘NEPA’).”  The letter also states, “U.S. Energy has met the requirements of the Reality Check provision granting conditional water rights for the Mt. Emmons Molybdenum Project by filing the Plan for the Mt. Emmons Mine with the USFS.  No other special use permits or rights-of-way for the water facilities are required because they are addressed in the Plan.”  The MPO provides an in-depth description of the proposed construction, mining, processing, and reclamation operations for the Project.  The Company has initiated scoping analysis of the MPO with the USFS and anticipates that such work will continue through the balance of 2013.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended September 30, 2013 and the immediately preceding three quarters.

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in Thousands, except for production data)
Production (BOE)	101,987	101,026	98,674	107,823
Oil, gas and NGL production revenue	$8,582	$7,915	$7,879	$8,039
Unrealized and realized derivative gain (loss)	$(1,075)	$347	$(602)	$(5)
Lease operating expense	$2,006	$1,765	$1,966	$1,969
Production taxes	$871	$800	$833	$852
DD&A	$3,205	$3,213	$3,461	$3,812
General and administrative	$1,337	$1,319	$1,307	$1,497
Mineral holding costs	$410	$297	$227	$205
Water treatment plant	$394	$403	$417	$424
Income (loss) from continuing operations	$(706)	$367	$(6,130)	$(5,932)

Results of Operations

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

During the three months ended September 30, 2013, we recorded a net loss after taxes of $834,000, or $0.03 per share basic and diluted as compared to a net loss after taxes of $1.9 million, or $0.07 per share basic and diluted during the same period of 2012.  Significant components of the changes in results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 are as follows:

Oil and Gas Operations.   Oil and gas operations generated operating income of $2.5 million during the quarter ended September 30, 2013 as compared to operating income of $1.7 million during the quarter ended September 30, 2012. The following table summarizes production volumes, average sales prices and operating revenues for the three months ended September 30, 2013 and 2012:

Index

	Three Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
Production volumes
Oil (Bbls)	81,535	90,321	(8,786)
Natural gas (Mcf)	104,025	77,861	26,164
Natural gas liquids (Bbls)	3,114	2,762	352
Equivalent (BOE)	101,987	106,060	(4,073)
Avg. Daily Equivalent (BOE/d)	1,109	1,153	(44)
Average sales prices
Oil (per Bbl)	$98.12	$80.55	$17.57
Natural gas (per Mcf)	4.38	3.28	1.10
Natural gas liquids (per Bbl)	40.40	39.46	0.94
Equivalent (BOE)	84.15	72.03	12.12
Operating revenues (in thousands)
Oil	$8,000	$7,275	$725
Natural gas	456	255	201
Natural gas liquids	126	109	17
Total operating revenue	8,582	7,639	943
Lease operating expense	(2,006)	(1,692)	(314)
Production taxes	(871)	(822)	(49)
Impairment	-	-	-
Income before depreciation, depletion and amortization	5,705	5,125	580
Depreciation, depletion and amortization	(3,205)	(3,410)	205
Income	$2,500	$1,715	$785

During the three months ended September 30, 2013, we produced 101,987 BOE, or an average of 1,109 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as lease operating expenses.

We recognized $8.6 million in revenues during the three months ended September 30, 2013 as compared to $7.6 million during the same period of the prior year.  The $943,000 increase in revenue is primarily due to higher realized oil and gas prices in 2013 when compared to the same period in 2012.  Oil sales volumes were lower in the three months ended September 30, 2013 when compared to the same period in 2012, primarily due to production declines from wells in the Williston Basin and a 35% reduction of our working and net revenue interest upon payout in the first group of six wells drilled with Brigham.

Our average net realized price (operating revenue per BOE) for the three months ended September 30, 2013 was $84.15 per BOE compared with $72.03 for the same period in 2012.  The increase in our equivalent realized price for production corresponds with higher average oil and natural gas prices in 2013 when compared with the same period in 2012.  Due to takeaway constraints, the discount, or differential, for oil prices in the Williston Basin has ranged from $3.00 to $12.00 per barrel during the first nine months of 2013.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices.

Index

Lease operating expense of $2.0 million for the three months ended September 30, 2013 was comprised of $1.9 million in lease operating expense and $154,000 in workover expense.  The $314,000 increase in total lease operating expense in 2013 as compared to the same period in 2012 is primarily a result of an increase in net producing wells.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended September 30, 2013 was $31.43 per BOE compared to $32.36 per BOE for the same period in 2012.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

During the balance of 2013 we anticipate completing wells that were drilled during the first three quarters of 2013 as well as drilling and completing new wells.  We also anticipate that our production rates will remain relatively stable as a result of these activities.  Various factors, including extensive workover costs on existing wells, lower commodity prices, commodity price differentials, cost overruns on projected drilling projects, unsuccessful wells or other development activities and/or faster than expected declines in production from existing wells, would have a negative effect on production, cash flows and earnings from the oil and gas segment and could cause actual results to differ materially from those we expect.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $394,000 in costs and expenses for the water treatment plant and $410,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended September 30, 2013.  During the three months ended September 30, 2012, we recorded $609,000 in operating costs related to the water treatment plant and $400,000 in holding costs.

General and Administrative.  General and administrative expenses decreased by $322,000 during the three months ended September 30, 2013 as compared to general and administrative expenses for the three months ended September 30, 2012.  Lower general and administrative costs in 2013 are primarily a result of reductions of $100,000 in contract services, $84,000 in depreciation expense, $65,000 in professional services, $51,000 in compensation expense and $21,000 in travel costs.

Other income and expenses.  We recognized an unrealized and realized derivative loss of $1.1 million in the third quarter of 2013 compared to a loss of $466,000 for the same period in 2012.  The 2013 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $768,000 and realized cash settlement losses on derivatives of $307,000.

Gain on the sale of assets increased to $19,000 during the quarter ended September 30, 2013 compared to a loss of $21,000 during the quarter ended September 30, 2012.  We recorded an equity gain of $11,000 and an equity loss of $17,000 from the investment in Standard Steam Trust LLC (“SST”) during the quarters ended September 30, 2013 and 2012, respectively.   Equity losses from the investment in SST are expected to occur until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of marketable securities (shares of Sutter Gold Mining) decreased to $0 during the quarter ended September 30, 2013 from $28,000 during the quarter ended September 30, 2012.

Interest income was $1,000 and $2,000 during the quarters ended September 30, 2013 and 2012, respectively.

Index

As a result of higher average debt balances, interest expense increased to $71,000 during the quarter ended September 30, 2013 from $53,000 during the quarter ended September 30, 2012.

Discontinued operations.  We recorded losses of $128,000 and $75,000, net of taxes, from Remington Village during the quarters ended September 30, 2013 and September 30, 2012, respectively.  Higher losses in the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 primarily result from a $120,000 loss on the sale of discontinued operations recorded upon closing the sale of Remington Village in September 2013.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

During the nine months ended September 30, 2013, we recorded a net loss after taxes of $6.2 million, or $0.22 per share basic and diluted as compared to a net loss after taxes of $3.3 million, or $0.12 per share basic and diluted during the same period of 2012.  Significant components of the changes in results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 are as follows:

Oil and Gas Operations.   Before impairment, oil and gas operations produced operating income of $6.3 million during the nine months ended September 30, 2013 as compared to operating income of $5.5 million during the nine months ended September 30, 2012. The following table summarizes production volumes, average sales prices and operating revenues for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,		Increase
	2013	2012	(Decrease)
Production volumes
Oil (Bbls)	247,320	282,733	(35,413)
Natural gas (Mcf)	280,419	262,932	17,487
Natural gas liquids (Bbls)	7,630	10,325	(2,695)
Equivalent (BOE)	301,687	336,880	(35,193)
Avg. Daily Equivalent (BOE/d)	1,105	1,229	(124)
Average sales prices
Oil (per Bbl)	$92.20	$82.06	$10.14
Natural gas (per Mcf)	4.48	3.07	1.41
Natural gas liquids (per Bbl)	41.81	47.46	(5.65)
Equivalent (BOE)	80.80	72.71	8.09
Operating revenues (in thousands)
Oil	$22,802	$23,200	$(398)
Natural gas	1,255	806	449
Natural gas liquids	319	490	(171)
Total operating revenue	24,376	24,496	(120)
Lease operating expense	(5,737)	(5,332)	(405)
Production taxes	(2,504)	(2,633)	129
Impairment	(5,828)	(523)	(5,305)
Income before depreciation, depletion and amortization	10,307	16,008	(5,701)
Depreciation, depletion and amortization	(9,879)	(11,081)	1,202
Income	$428	$4,927	$(4,499)

Index

During the nine months ended September 30, 2013, we produced 301,687 BOE, or an average of 1,105 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various NGLs that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as lease operating expenses.

We recognized $24.4 million in revenues during the nine months ended September 30, 2013 as compared to $24.5 million during the same period of the prior year.  The $120,000 decrease in revenue is primarily due to lower sales volumes in 2013 when compared to the same period in 2012, partially offset by higher average realized prices for oil and natural gas in 2013.  Revenue from oil sales was lower in the nine months ended September 30, 2013 when compared to the same period in 2012, primarily due to production declines from wells in the Williston Basin and a 35% reduction of our working and net revenue interest upon payout in the first group of six wells drilled with Brigham.

Our average net realized price (operating revenue per BOE) for the nine months ended September 30, 2013 was $80.80 per BOE compared with $72.71 for the same period in 2012.  The increase in our equivalent realized price for production corresponds with higher average oil and natural gas prices in 2013 when compared with the same period in 2012.  Due to takeaway constraints, the discount, or differential, for oil prices in the Williston Basin has ranged from $3.00 to $12.00 per barrel during the first nine months of 2013.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices.

Lease operating expense of $5.7 million for the nine months ended September 30, 2013 was comprised of $5.0 million in lease operating expense and $731,000 in workover expense.  The $405,000 increase in total lease operating expense in 2013 as compared to the same period in 2012 is primarily a result of an increase in net producing wells.

During the nine months ended September 30, 2013, the Company recorded a proved property impairment of $5.8 million related to its oil and gas assets.  The impairment, which was recorded in the first quarter of 2013, was primarily due to a decline in the price of oil, additional capitalized costs and changes in production. During the nine months ended September 30, 2012, the Company recorded a proved property impairment of $523,000, primarily due to a decline in natural gas prices.

Our depletion, depreciation and amortization (DD&A) rate for the nine months ended September 30, 2013 was $32.75 per BOE compared to $32.89 per BOE for the same period in 2012.  Our DD&A rate can fluctuate as a result of impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

During the balance of 2013 we anticipate completing wells that were drilled during the first three quarters of 2013 as well as drilling and completing new wells.  We also anticipate that our production rates will remain relatively stable as a result of these activities.  Various factors, including extensive workover costs on existing wells, lower commodity prices, commodity price differentials, cost overruns on projected drilling projects, unsuccessful wells or other development activities and/or faster than expected declines in production from existing wells, would have a negative effect on production, cash flows and earnings from the oil and gas segment and could cause actual results to differ materially from those we expect.

Index

Mt. Emmons and Water Treatment Plant Operations.  We recorded $1.2 million in costs and expenses for the water treatment plant and $934,000 for holding costs for the Mt. Emmons molybdenum property during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, we recorded $1.6 million in operating costs related to the water treatment plant and $716,000 in holding costs.

General and Administrative.  General and administrative expenses decreased by $1.4 million during the nine months ended September 30, 2013 as compared to general and administrative expenses for the nine months ended September 30, 2012.  Lower general and administrative costs in 2013 are primarily a result of reductions of $448,000 in compensation expense, $311,000 in contract services, $250,000 in depreciation expense, $176,000 in professional services, $115,000 in other operating costs, $47,000 in bank charges and $32,000 in travel costs.

Other income and expenses.  We recognized an unrealized and realized derivative loss of $1.3 million in the first nine months of 2013 compared to a gain of $1.1 million for the same period in 2012.  The 2013 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $1.1 million and realized cash settlement losses on derivatives of $274,000.

During the nine months ended September 30, 2013, we sold our corporate aircraft and related facilities and other miscellaneous equipment.  As a result, we recorded a gain on the sale of assets during the period in the amount of $729,000.  During the nine months ended September 30, 2012, we recorded a loss on the sale of assets of $11,000. We recorded equity losses of $40,000 and $168,000 from the investment in Standard Steam Trust LLC (“SST”) during the nine months ended September 30, 2013 and 2012, respectively.  Equity losses from the investment in SST are expected to continue until such time as SST properties are sold, equity losses reduce our investment to zero or we sell the investment.

Gain on the sale of marketable securities (shares of Sutter Gold Mining) decreased to $0 during the nine months ended September 30, 2013 from $82,000 during the nine months ended September 30, 2012.

Interest income decreased to $4,000 during the nine months ended September 30, 2013 from $8,000 during the nine months ended September 30, 2012. The decrease is a result of lower amounts of cash invested in interest bearing instruments during the nine-month period ended September 30, 2013.

As a result of higher average debt balances, interest expense increased to $229,000 during the nine months ended September 30, 2013 from $128,000 during the nine months ended September 30, 2012.

Discontinued operations.  We recorded income of $310,000, net of taxes, from Remington Village during the nine months ended September 30, 2013 and loss of $1.3 million, net of taxes for the nine months ended September 30, 2012.  The $1.0 million increase in income when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012 is primarily a result of a $1.3 million non-cash impairment recorded during the nine months ended September 30, 2012 and is partially offset by a $120,000 loss on the sale of discontinued operations recorded upon closing the sale of Remington Village in September 2013.

Index

Overview of Liquidity and Capital Resources

At September 30, 2013, we had $5.5 million in cash and cash equivalents.  Our working capital (current assets minus current liabilities) was $5.1 million.  As discussed below in Capital Resources and Capital Requirements, we project that our capital resources at September 30, 2013 will be sufficient to fund operations and capital projects through the balance of 2013.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for additional capital could increase significantly during the remainder of 2013 if we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider drawing down additional debt on our senior credit facility, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

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

Capital Resources

Primary potential sources of future liquidity include the following:

Oil and Gas Production.  At September 30, 2013, we had 101 gross (15.14 net) producing wells.  During the nine months ended September 30, 2013, we received an average of $2.7 million per month from these producing wells with an average operating cost of $637,000 per month (including workover costs) and production taxes of $278,000, for average net cash flows of $1.8 million per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations will remain stable and may increase through the balance of 2013 as additional wells being drilled with Contango, Brigham, and others begin to produce.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to Brigham and Zavanna will eventually decrease the amount of cash flow we receive from these wells.  We anticipate drilling more Buda limestone wells with Contango and U.S. Enercorp and additional Bakken and Three Forks wells with Brigham, Zavanna and others in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At September 30, 2013, we had $5.5 million in cash and cash equivalents.

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

Index

From time to time until the expiration of the credit facility (July 30, 2017), if Energy One is in compliance with the facility documents, Energy One may borrow, pay, and re-borrow funds from the lenders, up to an amount equal to the borrowing base.  The borrowing base is redetermined semi-annually, taking into account updated reserve reports.  Any proposed increase in the borrowing base will require approval by all lenders in the syndicate, and any proposed borrowing base decrease will require approval by lenders holding not less than two-thirds of outstanding loans and loan commitments.  As of July 23, 2013, the commitment amount is $100 million and the borrowing base is $25 million based on the semi-annual redetermination using our December 31, 2012 financial statements, production reports and our March 31, 2013 reserve report.  As of September 30, 2013, Energy One was in compliance with all the covenants under the senior credit facility.

As of September 30, 2013, we have borrowed $7.0 million under the senior credit facility.

Capital Requirements

Our direct capital requirements during the balance of 2013 relate to the funding of our drilling programs, the potential acquisition of prospective oil and gas properties and/or existing production, payment of debt obligations, operating and capital improvement costs relating to the water treatment plant at the Mt. Emmons project and ongoing permitting activities for the Mt. Emmons project and general and administrative costs.  We intend to finance our 2013 capital expenditure plan primarily from the sources described above under “Capital Resources”.  We may be required to reduce or defer part of our 2013 capital expenditures plan if we are unable to obtain sufficient financing from these sources.  We regularly review our capital expenditure budget to assess changes in current and projected cash flows, acquisition opportunities, debt requirements and other factors.

Oil and Gas Exploration and Development.  Through September 30, 2013, we have spent approximately $14.6 million of our $27.1 million 2013 oil and gas capital expenditure budget.  The remaining $12.5 million is currently budgeted to be spent on exploration and acquisition initiatives in Texas and in the Williston Basin of North Dakota.  Actual capital expenditures for each regional drilling program is contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2013 are expected to be approximately $141,000 per month.  Additionally, we have a remaining budget of $263,000 for water treatment plant capital improvements that are expected to improve the plant’s efficiency and reduce costs and $630,000 for advancement of the Mine Plan of Operations.  However, we do not expect that these full amounts will be spent prior to year-end.

In 2009, 160 acres of fee land in the vicinity of the mining claims was purchased by the Company and Thompson Creek Metals Company USA (“TCM”) for $4 million ($2 million in January 2009, $400,000 annually for five years thereafter).  TCM has agreed in principle to sell its 50% interest in the property to the Company for $1.0 million and assumption of TCM’s final $200,000 note payment.  Final documents have not been executed; however, we expect the transaction to close in the fourth quarter of 2013.

Index

Insurance.  We have liability insurance coverage in amounts we deem sufficient and in line with industry standards for the location, stage, and type of operations in oil and gas and mineral property development (the Mt. Emmons molybdenum project).  Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in diminished operations.  We have property loss insurance on all major assets equal to the approximate replacement value of the assets.

Reclamation Costs.  We have reclamation obligations with an estimated present value of $604,000 related to our oil and gas wells and $172,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed during the year ended December 31, 2013 unless a well, or wells, are abandoned due to unexpected operational challenges or if a well becomes uneconomical.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash Flows During the Nine Months Ended September 30, 2013

The following table presents changes in cash flows between the nine month periods ended September 30, 2013 and 2012.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the nine months ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$10,372	$10,586	$(214)
Net cash (used in) provided by investing activities	4,643	(16,233)	20,876
Net cash (used in) financing activities	(12,621)	(4,153)	(8,468)

Operating Activities.  Cash provided by operations for the nine month period ended September 30, 2013 decreased to $10.4 million as compared to cash provided by operations of $10.6 million for the same period of the prior year.  This $214,000 year over year decrease in cash from operating activities is part of the complete discussion of cash provided by operations in “Results of Operations” above.

Investing Activities.  Investing activities provided cash during the first nine months of 2013 through $14.7 million in proceeds from the sale of Remington Village, $2.6 million in proceeds from the sale of property and equipment related to the Company’s aircraft and related facilities and $6,000 from a change in the value of restricted investments.

Investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $12.6 million during the first nine months of 2013.

Index

The $20.9 million change in investing activities during the nine months ended September 30, 2013 as compared to the same period of the prior year is primarily a result of: (a) $21.5 million in sales of oil and gas properties during 2012 with no oil and gas property sales during the same period in 2013, (b) $14.7 million in proceeds from the sale of discontinued operations in 2013 with no discontinued operations sales in the 2012 period, (c) $2.6 million in proceeds from the sale of property and equipment in 2013 as compared to $76,000 during the nine months ended September 30, 2012 and (d) a $25.1 million reduction in investment in oil and gas properties in 2013 as compared to the same period in 2012.

Financing Activities.  Financing activities consumed $12.6 million during the nine months ended September 30, 2013.  This cash outflow was entirely related to the repayment of debt.  During the nine months ended September 30, 2012, financing activities consumed $4.2 million.  Components of cash flow from financing activities during the nine months ended September 30, 2012 include the repayment of debt in the amount of $12.2 million, new borrowings in the amount of $8.0 million and the provision of $50,000 through the issuance of common stock.

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

At September 30, 2013, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices of oil and gas.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  When used in this Form 10-Q, the words “will”, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future  capital expenditures and future

Index

transactions.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses.  In particular, careful consideration should be given to cautionary statements made in the Company’s Risk Factors included in our Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference.  The Company undertakes no duty to update or revise any forward-looking statements.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at September 30, 2013: Debt to third parties of $7.2 million, executive retirement obligations of $871,000 and asset retirement obligations of $775,000.

The debt consists of $7.0 million in debt under the senior credit facility related to our oil and gas reserves and $200,000 in debt related to the purchase of land near our Mt. Emmons molybdenum property.  Each borrowing under the senior credit facility has a term of six months but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  The $200,000 land debt is due on January 2, 2014.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 34 years.

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

Index

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

Energy One's commodity derivative contracts as of September 30, 2013 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
10/01/12 - 09/30/13	BNP Paribas	WTI	200	Put:	$95.00
				Call:	$116.60
Crude Oil Costless Collar
07/01/13 - 09/30/13	Wells Fargo	WTI	400	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
10/01/13 - 12/31/13	Wells Fargo	WTI	600	Put:	$90.00
				Call:	$97.50
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$95.00
Crude Oil Costless Collar
01/01/14 - 06/30/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$97.25
Crude Oil Costless Collar
07/01/14 - 12/31/14	Wells Fargo	WTI	300	Put:	$90.00
				Call:	$98.40

Index

The following table details the fair value of the derivatives recorded in the applicable condensed consolidated balance sheet, by category:

As of September 30, 2013
(in thousands)
	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Classification	Value	Classification	Value

Crude oil costless collars	Current Asset	$62	Current Liability	$647

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Appeal of Modification – Notice of Intent (“NOI”) to Conduct Prospecting for the Mt. Emmons Project

On October 17, 2013, the Colorado Court of Appeals upheld the Colorado District Court and affirmed the Colorado Mined Land Reclamation Board (“MLRB”) approval of the Company’s Modification MD-03 (“MD-03”) to the NOI.  Previously, on January 12, 2011, the MLRB had upheld DRMS’s approval of MD-03 and its determination that:  i) the activities proposed by the NOI and MD-03 are prospecting, not development or mining, (ii) the current financial warranty amount is sufficient to cover the proposed activities and (iii) DRMS’s decision not to make its approval of MD-03 contingent on permits or licenses that may be required by federal, other state, or local agencies was proper.

Quiet Title Action – Dimmit County, TX

On October 4, 2013, Dimmit Wood Properties, Ltd. (“Dimmit”) filed a Quiet Title Action against Chesapeake Exploration, LLC (“Chesapeake”), Crimson Exploration Operating, Inc. (“Crimson”), EXCO Operating Company, LP, OOGC America, Inc., the Company’s subsidiary Energy One, LLC (“Energy One”) and Liberty Energy, LLC (“Liberty”) (jointly referred to as “Defendants”) concerning an 800.77 gross acre oil and gas lease (the “Lease”) located in Dimmit County, Texas.  Crimson, Energy One and Liberty received an assignment from Chesapeake of the Lease, in which Energy One has a 30% net interest.  Dimmit alleges that the Lease has terminated due to the failure to achieve production in paying quantities.  On October 28, 2013, the Defendants filed an answer stating that production in paying quantities was achieved in the primary term of the Lease with an existing producing well and the Lease has remained in good standing and has not terminated.  The Defendants also filed  counterclaims against Dimmit, including but not limited to breach of contract.  No new wells have been drilled by the Defendants on the Lease.

There have been no other material changes from the legal proceedings as previously disclosed in our 2012 Form 10-K in response to Item 3 of Part I of such Form 10-K (pages 49-51) or the Form 10-Qs filed on May 10, 2013 and August 8, 2013 in response to Item 1 of Part II of such Form 10-Qs.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, “Item 1A - Risk Factors” (pages 16 to 31) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which may materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

Index

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

U.S. ENERGY CORP.
(Registrant)

Date: November 8, 2013	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: November 8, 2013	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer