Form 10-Q
period 2014-03-31
US ENERGY CORP
filed 2014-05-09
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014 or

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

At May 6, 2014 there were issued and outstanding 27,765,514 shares of the Company’s common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	4-5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013	6-7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013	8

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	9-10

	Notes to Condensed Consolidated Financial Statements	11-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signatures	38

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$2,512	$5,855
Available for sale securities	45	69
Accounts receivable trade	6,443	6,801
Commodity risk management asset	--	14
Other current assets	314	422
Total current assets	9,314	13,161

Properties and equipment
Oil & gas properties under full cost method,
net of $60,370 and $57,077 accumulated
depletion, depreciation and amortization	91,603	86,922
Undeveloped mining claims	21,942	20,739
Property, plant and equipment, net	4,130	4,199
Net properties and equipment	117,675	111,860

Other assets	1,788	1,780
Total assets	$128,777	$126,801

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2014	2013
Current liabilities:
Accounts payable	$5,841	$6,167
Accrued compensation	423	580
Commodity risk management liability	439	280
Other current liabilities	143	164
Total current liabilities	6,846	7,191

Long-term debt, net of current portion	11,000	9,000

Asset retirement obligations	898	812

Other accrued liabilities	718	741

Commitments and contingencies

Shareholders' equity
Common stock, $.01 par value; unlimited shares
authorized; 27,765,514 and 27,735,878
shares issued, respectively	278	277
Additional paid-in capital	123,542	123,510
Accumulated deficit	(14,468)	(14,718)
Other comprehensive loss	(37)	(12)
Total shareholders' equity	109,315	109,057
Total liabilities and shareholders' equity	$128,777	$126,801

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2014	2013
Oil, gas, and NGL production revenues:	$8,256	$7,879

Operating expenses:
Oil and gas	1,972	2,799
Oil and gas depreciation, depletion
and amortization	3,294	3,461
Impairment of oil and gas properties	--	5,828
Water treatment plant	457	417
Mineral holding costs	300	227
General and administrative	1,606	1,272
	7,629	14,004
Income (loss) from operations	627	(6,125)
Other income and expenses:
Realized (loss) gain on risk
management activities	(158)	14
Unrealized (loss) on risk
management activities	(173)	(616)
Gain on the sale of assets	28	696
Equity loss in unconsolidated investment	--	(25)
Miscellaneous income	21	39
Interest income	1	2
Interest expense	(96)	(115)
	(377)	(5)
Income (loss) before income taxes
and discontinued operations	250	(6,130)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Three months ended March 31,
	2014	2013
Income taxes:
Current (provision for)	--	--
Deferred benefit from	--	--
	--	--

Income (loss) from continuing operations	250	(6,130)

Discontinued operations:
Discontinued operations, net of taxes	--	232
	--	232
Net income (loss)	$250	$(5,898)

Net income (loss) per share basic
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	--	0.01
Net income (loss) per share	$0.01	$(0.21)

Net income (loss) per share diluted
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	--	0.01
Net income (loss) per share	$0.01	$(0.21)

Weighted average shares outstanding
Basic	27,738,083	27,667,102

Diluted	28,142,253	27,667,102

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2014	2013
Net income (loss)	$250	$(5,898)
Other comprehensive (loss) income:
Marketable securities, net of tax	(25)	(39)

Total comprehensive income (loss)	$225	$(5,937)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$250	$(5,898)
(Gain) from discontinued operations	--	(232)
Income (loss) from continuing operations	250	(6,130)
Adjustments to reconcile net loss to
net cash provided by operations
Depreciation, depletion & amortization	3,362	3,532
Change in fair value of commodity price
risk management activities, net	173	616
Impairment of oil and gas properties	--	5,828
Equity loss from Standard Steam	--	25
(Gain) on sale of assets	(28)	(696)
Noncash compensation	143	112
Noncash services	17	15
Accounts payable	270	734
Net changes in assets and liabilities	182	(771)
Net cash provided by operating activities	4,369	3,265
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(8,495)	(6,074)
Acquisition of property	(1,202)	--
Proceeds from sale of property and equipment	28	2,563
Net change in restricted investments	(16)	(37)
Net cash (used in) investing activities:	(9,685)	(3,548)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the three months ended March 31,
	2014	2013
Cash flows from financing activities:
Issuance of common stock	(27)	--
Proceeds from new debt	2,000	--
Repayments of debt	--	(79)
Net cash provided by (used in) financing activities	1,973	(79)

Net cash provided by operating activities
of discontinued operations	--	84

Net (decrease) in cash and cash equivalents	(3,343)	(278)

Cash and cash equivalents at beginning of period	5,855	2,825

Cash and cash equivalents at end of period	$2,512	$2,547

Supplemental disclosures:
Interest paid	$96	$115

Non-cash investing and financing activities:

Unrealized change from available for sale securities	$25	$62

Acquisition and development of oil and gas
properties through accounts payable	$596	$230

Acquisition and development of oil and gas properties
through asset retirement obligations	$76	$11

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended March 31, 2014 and March 31, 2013 have been prepared by U.S. Energy Corp. (“we,” “us,” “U.S. Energy” or the “Company”) in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The financial statements at March 31, 2014 and December 31, 2013 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”), which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2013 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

2)       Summary of Significant Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (U.S. GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

For detailed descriptions of our significant accounting policies, please see the 2013 10-K (Note B, pages 86 to 94).

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Components of Property and Equipment as of March 31, 2014 and December 31, 2013 are as follows:

	(In thousands)
	March 31,	December 31,
	2014	2013
Oil & Gas properties
Unproved	$8,164	$7,478
Wells in progress	1,151	--
Proved	142,658	136,521
	151,973	143,999
Less accumulated depreciation
depletion and amortization	(60,370)	(57,077)
Net book value	91,603	86,922

Mineral properties	21,942	20,739

Building, land and equipment	8,334	8,334
Less accumulated depreciation	(4,204)	(4,135)
Net book value	4,130	4,199
Totals	$117,675	$111,860

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2014 and December 31, 2013 which were not included in the amortized cost pool were $9.3 million and $7.5 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations and land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at March 31, 2014 or December 31, 2013.

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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2014.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended March 31, 2014, we used $98.30 per barrel for oil and $3.989 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

During the three months ended March 31, 2014 and 2013, the Company recorded a proved property impairment of $0 and $5.8 million, respectively, related to its oil and gas assets.  The impairment recorded for the three months ended March 31, 2013 was primarily due to a decline in the price of oil, additional capitalized well costs and changes in production.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

Wells in Progress - Wells in progress represent the costs associated with unproved wells that have not reached total depth or have not been completed as of period end.  They are classified as wells in progress and are withheld from the depletion calculation.  The costs for these wells are then transferred to evaluated property when the wells reach total depth and are completed and the costs become subject to depletion and the ceiling test calculation in future periods.

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at March 31, 2014 and December 31, 2013 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Our carrying balance in the Mt. Emmons property at March 31, 2014 and December 31, 2013 is as follows:

	(In thousands)
	March 31,	December 31,
	2014	2013
Costs associated with Mount Emmons
beginning of year	$20,739	$20,739
Property purchase (1)	1,203	--
Costs at the end of the period	$21,942	$20,739

(1)
On January 21, 2014, the Company acquired Thompson Creek Metals’ (“TCM”) 50% interest in 160 acres of fee land in the vicinity of the Mt. Emmons project mining claims for $1.2 million.  The property was originally acquired jointly by the Company and TCM in January 2009.

Derivative Instruments

The Company uses derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk relating to its oil and gas production.  All derivative instruments are recorded in the consolidated balance sheets at fair value. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty. Although the Company does not designate any of its derivative instruments as cash flow hedges, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with forecasted future oil and gas production. These contracts are accounted for using the mark-to-market accounting method and accordingly, the Company recognizes all unrealized and realized gains and losses related to these contracts currently in earnings and classifies them as gain (loss) on derivative instruments, on a net basis, in our consolidated statements of operations. The Company may also use puts, calls and basis swaps in the future.

The Company’s Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties on a quarterly basis. These policies require that derivative instruments be executed only by the Chief Executive Officer or President. The agreements with approved counterparties identify the Chief Executive Officer and President as the only Company representatives authorized to execute trades. Please see Note 4, Commodity Price Risk Management, for further discussion.

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of March 31, 2014 were not significant.

Revenues from real estate operations are reported on a gross revenue basis and are recorded at the time the service is provided.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued new authoritative accounting guidance related to the recognition and presentation of discontinued operations in the financial statements. The guidance is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2014, and is to be applied prospectively. The Company is currently evaluating the provisions of this authoritative guidance and assessing its impact, but does not currently believe it will have a material effect on the Company's financial statements or disclosures.

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of March 31, 2014.

3)       Asset Retirement Obligations

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	March 31,	December 31,
	2014	2013
Beginning asset retirement obligation	$812	$686
Accretion of discount	10	38
Liabilities incurred	76	131
Liabilities settled	--	(43)
Ending asset retirement obligation	$898	$812

Mineral properties	$178	$175
Oil & Gas wells	720	637
Ending asset retirement obligation	$898	$812

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

4)       Commodity Price Risk Management

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company’s derivative contracts are currently with one counterparty.  The Company has netting arrangement with the counterparty that provide for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities.  Derivative instruments are recorded at fair value on the condensed consolidated balance sheet and changes in fair value are recognized in the unrealized gain (loss) on risk management activities line on the condensed consolidated statement of operations. Realized gains and losses resulting from the settlement of derivatives are recorded in the commodity price risk management activities line on the condensed consolidated statement of income.

Energy One's commodity derivative contracts as of March 31, 2014 are summarized below:

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of March 31, 2014
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$280	$(280)	$--
Crude oil derivative contract	Current liabilities	$719	$(280)	$439

		As of December 31, 2013
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$345	$(331)	$14
Crude oil derivative contract	Current liabilities	$611	$(331)	$280

The following table summarizes the unrealized and realized gains and losses presented in the accompanying statements of operations:

	(In thousands)
	For the three months ended March 31,
	2014	2013
Realized derivative gain (loss)	$(158)	$14
Unrealized derivative gain (loss)	$(173)	$(616)
Total realized and unrealized derivative gain (loss)	$(331)	$(602)

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

5)       Fair Value Measurements

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

The following tables list the Company’s assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

	(In thousands)
		Fair Value Measurements at March 31, 2014 Using
	March 31,
Description	2014	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$45	$45	--	--

Total assets	$45	$45	$--	$--

Commodity risk management liability	$439	$--	$439	$--
Other accrued liabilities 1	718	--	--	718

Total liabilities	$1,157	$--	$439	$718

	(In thousands)
		Fair Value Measurements at December 31, 2013 Using
	December 31,
Description	2013	(Level 1)	(Level 2)	(Level 3)

Commodity risk management assets	$14	$--	$14	$--
Available for sale securities	69	69	--	--

Total assets	$83	$69	$14	$--

Commodity risk management liability	$280	$--	$280	$--
Other accrued liabilities 1	741	--	--	741

Total liabilities	$1,021	$--	$280	$741

1 Other accrued liabilities represents the Company’s estimated liability for its executive retirement program.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Fair Value of Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices obtained from independent pricing services.  Accordingly, the Company has classified these instruments as Level 1.

Fair Value of Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company’s own credit rating.  In consideration of counterparty credit risk, the Company assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  At March 31, 2014 and December 31, 2013, derivative instruments utilized by the Company consist of “no premium” collars.  The crude oil derivative markets are highly active.  Although the Company’s derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

Fair Value of Executive Retirement Program

The executive retirement program is a standalone liability for which there is no available market price, principal market, or market participants.  The Company records the estimated fair value of the long-term liability for estimated future payments under the executive retirement program based on the discounted value of estimated future payments associated with each individual in the program.  The inputs available for this estimate are unobservable and are therefore classified as Level 3 inputs.

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value as it bears interest at variable rates over the term of the loan.  The fair value and carrying value of our debt was $11.0 million as of March 31, 2014.

6)       Debt

Revolving Credit Facility

Energy One, a wholly-owned subsidiary of U.S. Energy Corp., has in place a credit facility with Wells Fargo Bank, National Association.  As of March 31, 2014, the maximum credit available under the credit facility was $100.0 million and the borrowing base under the facility was $25.0 million.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

As of March 31, 2014, the Company had $11.0 million in outstanding borrowings under the credit facility.  Subsequent to March 31, 2014, the Company made additional borrowings of $6.0 million bringing the outstanding balance as of the date of this report to $17.0 million.  Any borrowings under the credit facility are collateralized by the Energy One’s oil and gas producing properties.  Each borrowing under the agreement has a term of six months, but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  Our intent is to extend this debt and therefore we have classified it as a long-term liability.  The current weighted average interest rate on this debt is 2.48%.  As of March 31, 2014, Energy One was in compliance with all the covenants under the credit facility.

7)       Shareholders’ Equity

Common Stock

2001 Stock Compensation Plan.  The 2001 Stock Compensation Plan terminated on April 23, 2013 and, accordingly, no shares have been issued under this plan subsequent to that date.  During the three months ended March 31, 2013, the Company issued 15,000 shares of common stock to eligible officers of the Company and recorded $41,000 in compensation expense for shares issued pursuant to the 2001 Stock Compensation Plan.

The following table details the changes in common stock during the three months ended March 31, 2014:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2014	27,735,878	$277	$123,510
Exercise of employee stock options	22,264	1	(35)
Exercise of outside director options	7,372	--	8
Expense of employee options vesting	--	--	43
Expense of outside director options vesting	--	--	16

Balance March 31, 2014	27,765,514	$278	$123,542

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the three months ended March 31, 2014:

	March 31, 2014
	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2013	2,500,949	$3.60	146,000	$2.93
Granted	--	$--	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	--	$--
Exercised	(62,684)	$2.45	(13,334)	$2.72
Outstanding at March 31, 2014	2,438,265	$3.63	132,666	$2.96
Exercisable at March 31, 2014	2,074,935	$3.89	63,334	$3.43

Weighted Average Remaining Contractual Life - Years		3.84		7.83

Aggregate intrinsic value of options outstanding ($ Thousands)		$2,965		$242

Employee Stock Option Plans.  During the three months ended March 31, 2014 and 2013, we recorded $43,000 and $16,000, respectively, in compensation expense for employee stock options.  As of March 31, 2014, there was $327,000 of total unrecognized compensation cost related to employee stock options, which is expected to be amortized over a weighted average period of 2.00 years.  The aggregate intrinsic value of employee stock options exercised during the three months ended March 31, 2014 was $139,000.

Director Stock Option Plans.  During the three months ended March 31, 2014 and 2013, we recorded $16,000 and $16,000, respectively, in expense for options issued to non-employee directors.  As of March 31, 2014, there was $74,000 of total unrecognized compensation cost related to director stock options, which is expected to be amortized over a weighted average period of 1.52 years.  The aggregate intrinsic value of director stock options exercised during the three months ended March 31, 2014 was $28,000.

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

The Company does not expect to pay any federal or state income tax for 2014 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2014, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

9)       Segment Information

As of March 31, 2014, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three months ended March 31, 2014 and 2013, and total assets as of March 31, 2014 and December 31, 2013 by segment, are as follows:

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	For the three months ended March 31,
	2014	2013
Revenues:
Oil and gas	$8,256	$7,879
Total revenues	8,256	7,879

Operating expenses:
Oil and gas	5,266	12,088
Mineral properties	757	644
Total operating expenses	6,023	12,732

Interest expense:
Oil and gas	84	111
Mineral properties	--	3
Total interest expense	84	114

Operating income (loss)
Oil and gas	$2,906	$(4,320)
Mineral properties	(757)	(647)
Operating income (loss)
from identified segments	2,149	(4,967)

General and administrative expenses	(1,606)	(1,272)
Add back interest expense	84	114
Other revenues and expenses	(377)	(5)

Income (loss) before income taxes
and discontinued operations	$250	$(6,130)

Depreciation depletion and amortization expense:
Oil and gas	$3,294	$3,641
Mineral properties	31	32
Corporate	37	125
Total depreciation expense	$3,362	$3,798

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	March 31	December 31,
	2014	2013
Assets by segment
Oil and gas	$99,614	$97,418
Mineral	21,942	20,739
Corporate	7,221	8,644
Total assets	$128,777	$126,801

10)       Equity Income in Unconsolidated Investment

USE owns 19.54% of Standard Steam Trust, LLC (“SST”), a Denver, Colorado based private geothermal resource acquisition and development company.  At December 31, 2013, we recorded an impairment of $2.2 million on the investment in SST which reduced the carrying amount of our investment in SST to zero.  Subsequently, we no longer record our share of equity in earnings or losses.  During the three months ended March 31, 2013, we recorded an equity loss of $25,000 from our unconsolidated investment in SST.

11)       Subsequent Events

On May 7, 2014, the Company entered into a Participation Agreement with a private South Texas based Oil and Gas Company (“Seller”) to acquire 33% of the Seller’s interest in Dimmit County, Texas primary leasehold acreage and farm-in acreage to be earned through a continuous drilling program.  The Company paid $3.9 million to enter into the transaction, which includes our proportionate share of drilling costs for the initial test well in the prospect.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three months ended March 31, 2014 and 2013.  The following also updates information as to our financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see “Forward Looking Statements”).  The following discussion should also be read in conjunction with our condensed consolidated financial statements and the notes thereto.

General Overview

We are an independent energy company focused on the acquisition and development of oil and gas producing properties in the continental United States.  Our business is currently focused in South Texas and the Williston Basin in North Dakota.  However, we do not intend to limit our focus to these geographic areas.  We continue to focus on increasing production, reserves, revenues and cash flow from operations while managing our level of debt.

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

Our current capitalized amounts in the oil and gas and mining areas at March 31, 2014 and December 31, 2013 were as follows:

	(In thousands)
	March 31,	December 31,
	2014	2013
Unproved oil and gas properties	$9,315	$7,478
Proved oil and gas properties	82,288	79,444
Undeveloped mining properties	21,942	20,739
	$113,545	$107,661

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of March 31, 2014 and 2013.

	March 31,
	2014		2013
	Gross	Net	Gross	Net
Williston Basin:
Productive wells	97.00	10.62	70.00	10.86
Wells being drilled or awaiting completion	13.00	0.22	10.00	0.25

South Texas:
Productive wells	23.00	6.28	14.00	3.88
Wells being drilled or awaiting completion	2.00	0.60	--	--

Gulf Coast:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	123.00	17.46	87.00	15.30
Wells being drilled or awaiting completion	15.00	0.82	10.00	0.25

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Statoil Oil & Gas, L.P. (“Statoil”).  From August 24, 2009 to March 31, 2014, we have drilled and completed 21 gross (6.25 net) Bakken formation wells and two gross (0.22 net) Three Forks formation wells under the Drilling Participation Agreement with Statoil.

Three gross (0.07 net) wells were in progress at March 31, 2014.  Our net investment in the Rough Rider prospect wells was $64,000 for the three months ended March 31, 2014.  Statoil operates all of the wells.

Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC (“Zavanna”).  Through March 31, 2014, we have drilled and completed 32 gross (3.01 net) Bakken formation wells and five gross (0.28 net) Three Forks formation wells in these prospects.  The wells are operated by Zavanna (18 gross, 2.93 net) Emerald Oil, Inc. (14 gross, 0.18 net), Murex Petroleum (2 gross, 0.13 net), Kodiak Oil & Gas Corp. (2 gross, 0.04 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  During the first three months of 2014, we completed two gross (0.02 net) wells in the Yellowstone and SEHR prospects.  At March 31, 2014, eight additional gross (0.14 net) wells had been spud and were in progress.

Our net investment in the Yellowstone and SEHR prospect wells was $1.7 million during the three months ended March 31, 2014.

Bakken/Three Forks Asset Package.  Under the Bakken/Three Forks asset package we acquired in 2012, we participate in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  At March 31, 2014, there were 37 gross (0.86 net) producing wells in these drilling units.

During the first three months of 2014, we completed four gross (0.17 net) wells on this acreage.  Two additional gross (0.04 net) wells were in progress at March 31, 2014.  Our net investment in wells under the drilling units in this program was $89,000 during the three months ended March 31, 2014.

South Texas (Eagle Ford Shale and Buda Limestone)

Booth-Tortuga and Leona River Prospects.  We participate in the Booth-Tortuga and Leona River prospects with Contango Oil & Gas Company ("Contango").  At March 31, 2014, we have 21 gross (5.98 net) producing wells in these prospects comprised of 7 gross (2.1 net) Buda limestone wells, 3 gross (0.90 net) Eagle Ford Shale wells and 11 gross (2.98 net) Austin Chalk wells.  During the three months ended March 31, 2014, we drilled and completed three gross (0.90 net) Buda limestone wells in the Booth-Tortuga prospect.  Two additional Buda limestone wells (0.60 net) had been spud as of March 31, 2014.  Our net investment in these wells during the first three months of 2014, including lease acquisition costs in the prospects, was $5.3 million.

Big Wells Prospect.   We participate in the Big Wells prospect with U.S. Enercorp.  At March 31, 2014, we have two gross (0.30 net) producing Buda limestone wells in this prospect.  During the three months ended March 31, 2014, we drilled and completed one gross (0.15 net) well in the Big Wells prospect.  Our net investment in these wells during the three months ended March 31, 2014, was $706,000.

U.S. Gulf Coast (Onshore)

We participate with three different operators in the U.S. Gulf Coast (onshore).  At March 31, 2014, we had three gross producing (0.56 net) wells in this region.  Our net investment in Gulf Coast wells and properties was $5,000 during the three months ended March 31, 2014.

2014 Production Results

The following table provides a regional summary of our net production during the first three months of 2014:

	Williston Basin	South Texas	Gulf Coast	Total
First Three Months of 2014 Production
Oil (Bbl)	55,639	27,637	289	83,565
Gas (Mcf)	27,009	29,950	41,848	98,807
NGLs (Bbl)	955	4,096	9	5,060
Equivalent (BOE)	61,096	36,725	7,272	105,093
Avg. Daily Equivalent (BOE/d)	679	408	81	1,168
Relative percentage	58%	35%	7%	100%

Mount Emmons Molybdenum Project

With respect to the Mount Emmons project, the Company expects to continue scoping analysis of the Mine Plan of Operations with the U.S. Forest Service through the balance of 2014.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended March 31, 2014 and the immediately preceding three quarters.

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(in Thousands, except for production data)
Production (BOE)	105,093	123,246	101,987	101,026
Oil, gas and NGL production revenue	$8,256	$9,271	$8,582	$7,915
Unrealized and realized derivative gain (loss)	$(331)	$255	$(1,075)	$347
Lease operating expense	$1,250	$1,393	$2,006	$1,765
Production taxes	$722	$835	$871	$800
DD&A	$3,294	$3,744	$3,205	$3,213
General and administrative	$1,606	$1,710	$1,337	$1,319
Mineral holding costs	$300	$294	$410	$297
Water treatment plant	$457	$603	$394	$403
Income (loss) from continuing operations	$250	$(1,217)	$(706)	$367

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

During the three months ended March 31, 2014, we recorded net income after taxes of $250,000, or $0.01 per share basic and diluted, as compared to a net loss after taxes of $5.9 million, or $0.21 per share basic and diluted during the same period of 2013.  Significant components of the changes in results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 are as follows:

Oil and Gas Operations.   Oil and gas operations generated operating income of $3.0 million during the quarter ended March 31, 2014 as compared to operating income of $1.6 million during the quarter ended March 31, 2013, excluding the $5.8 million non-cash impairment charge taken on our oil and gas properties during the three months ended March 31, 2013.  The following table summarizes production volumes, average sales prices and operating revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		Increase
	2014	2013	(Decrease)
Production volumes
Oil (Bbls)	83,565	81,373	2,192
Natural gas (Mcf)	98,807	88,098	10,709
Natural gas liquids (Bbls)	5,060	2,618	2,442
Equivalent (BOE)	105,093	98,674	6,419
Avg. Daily Equivalent (BOE/d)	1,168	1,096	72
Average sales prices
Oil (per Bbl)	$90.64	$90.23	$0.41
Natural gas (per Mcf)	4.87	4.78	0.09
Natural gas liquids (per Bbl)	39.72	44.30	(4.58)
Equivalent (BOE)	78.56	79.85	(1.29)
Operating revenues (in thousands)
Oil	$7,574	$7,342	$232
Natural gas	481	421	60
Natural gas liquids	201	116	85
Total operating revenue	8,256	7,879	377
Oil and gas production expense	(1,250)	(1,966)	716
Production taxes	(722)	(833)	111
Impairment	--	(5,828)	5,828
Income before depreciation, depletion and amortization	6,284	(748)	7,032
Depreciation, depletion and amortization	(3,294)	(3,461)	167
Income	$2,990	$(4,209)	$7,199

During the three months ended March 31, 2014, we produced 105,093 BOE, or an average of 1,168 BOE/day.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $8.3 million in revenues during the three months ended March 31, 2014 as compared to $7.9 million during the same period in 2013.  The $377,000 increase in revenue is primarily due to higher oil and gas sales volumes in the first quarter of 2014 as compared to the first quarter of 2013.

Our average net realized price (operating revenue per BOE) for the three months ended March 31, 2014 was $78.56 per BOE compared with $79.85 for the same period in 2013.  Due to takeaway constraints, the discount to West Texas Intermediate (“WTI”) quoted prices, or differential, for oil prices in the Williston Basin has ranged from $13.00 to $21.00 per barrel during the first three months of 2014.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices.

Oil and gas production expense of $1.3 million for the three months ended March 31, 2014 was comprised of $1.2 million in lease operating expense and $125,000 in workover expense.  The $716,000 decrease in total oil and gas production expense in the three months ended March 31, 2014 as compared to the same period in 2013 is comprised of reductions in lease operating expense of $531,000 and workover expense of $185,000.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended March 31, 2014 was $31.34 per BOE compared to $35.08 per BOE for the same period in 2013.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $457,000 in costs and expenses for the water treatment plant and $300,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended March 31, 2014.  During the three months ended March 31, 2013, we recorded $417,000 in operating costs related to the water treatment plant and $227,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses increased by $334,000 during the three months ended March 31, 2014 compared to general and administrative expenses for the three months ended March 31, 2013.  The increase in general and administrative costs in 2014 is primarily a result of increases of $148,000 in compensation expense and $148,000 in professional services.

Other Income and Expenses.  We recognized an unrealized and realized derivative loss of $331,000 in the first quarter of 2014 compared to a loss of $602,000 for the same period in 2013.  The 2014 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $173,000 and realized cash settlement losses on derivatives of $158,000.

During the three months ended March 31, 2014, we recorded a gain on the sale of assets of $27,000 from the sale of a piece of equipment.  During the three months ended March 31, 2013, we recorded a gain on the sale of assets of $696,000, primarily related to the sale of our corporate aircraft and related facilities.

During the three months ended March 31, 2013, we recorded an equity loss of $25,000 from our unconsolidated investment in SST.  At December 31, 2013, we fully impaired the investment in SST.  Subsequently, we no longer record our share of equity in earnings or losses of SST.

Interest income was $1,000 and $2,000 during the quarters ended March 31, 2014 and 2013, respectively.

As a result of higher average debt balances, interest expense increased to $96,000 during the quarter ended March 31, 2014 from $115,000 during the quarter ended March 31, 2013.

Discontinued Operations.  During the three months ended March 31, 2013, we recorded income of $232,000, net of taxes, from Remington Village.  We sold this property in the third quarter of 2013 and have no income or losses from discontinued operations during the three months ended March 31, 2014.

Overview of Liquidity and Capital Resources

At March 31, 2014, we had $2.5 million in cash and cash equivalents.  Our working capital (current assets minus current liabilities) was $2.5 million.  As discussed below in Capital Resources and Capital Requirements, we project that our capital resources at March 31, 2014 will be sufficient to fund our operations and capital projects through the balance of 2014.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for capital could increase significantly during the remainder of 2014 if, among other things,  we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider borrowing more than currently anticipated on our senior credit facility, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

The principal recurring uncertainty which affects the Company is variable prices for oil and gas. Significant price swings can have adverse or positive effects on our business of exploring for, developing and producing oil and gas.  Availability of drilling and completion equipment and crews fluctuates with the market prices for oil and natural gas and thereby affects the cost of drilling and completing wells.  When prices are low there is typically less exploration activity and the cost of drilling and completing wells is generally reduced.  Conversely, when prices are high there is generally more exploration activity and the cost of drilling and completing wells generally increases.

Capital Resources

Primary potential sources of future liquidity include the following:

Oil and Gas Production.  At March 31, 2014, we had 123 gross (17.46 net) producing wells.  During the three months ended March 31, 2014, we received an average of $2.8 million per month from these producing wells with an average operating cost of $417,000 per month (including workover costs) and production taxes of $241,000, for average net cash flows of $2.1 million per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations will increase through the balance of 2014 as additional wells being drilled with Contango and others begin to produce.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to Statoil, Zavanna and U.S. Enercorp will decrease the amount of cash flow we receive from these wells.  We anticipate drilling more Buda limestone wells with Contango and U.S. Enercorp and additional Bakken and Three Forks wells with Statoil, Zavanna and others in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At March 31, 2014, we had $2.5 million in cash and cash equivalents.

Wells Fargo Senior Credit Facility.  On July 30, 2010, we established a senior credit facility through our wholly owned subsidiary, Energy One, LLC (“Energy One”) to borrow up to $75 million (since increased to $100 million as described below) from a syndicate of banks, financial institutions and other entities, including Wells Fargo Bank, National Association, which acquired the North American reserve-based and related diversified energy lending business of our initial lending institution, BNP Paribas.  The senior credit facility is being used to advance our short and mid-terms goals of increasing our investment in oil and gas.

From time to time until the expiration of the credit facility (July 30, 2017), if Energy One is in compliance with the facility documents, Energy One may borrow, pay, and re-borrow funds from the lenders, up to an amount equal to the borrowing base.  The borrowing base is redetermined semi-annually, taking into account updated reserve reports.  Any proposed increase in the borrowing base will require approval by all lenders in the syndicate, and any proposed borrowing base decrease will require approval by lenders holding not less than two-thirds of outstanding loans and loan commitments.  As of the date of this report, the commitment amount is $100 million and the borrowing base is $25.0 million.  As of March 31, 2014, Energy One was in compliance with all the covenants under the senior credit facility.

As of the date of this report, we have outstanding borrowings of $17.0 million under the credit facility.

Capital Requirements

Our direct capital requirements during the balance of 2014 relate to the funding of our drilling programs, the potential acquisition of prospective oil and gas properties and/or existing production, payment of debt obligations, operating and capital improvement costs relating to the water treatment plant at Mt. Emmons, ongoing permitting activities for the Mt. Emmons project and general and administrative costs.  We intend to finance our 2014 capital expenditure plan primarily from the sources described above under “Capital Resources”.  We may be required to reduce or defer part of our 2014 capital expenditures plan if we are unable to obtain sufficient financing from these sources.  We regularly review our capital expenditure budget to assess changes in current and projected cash flows, acquisition opportunities, debt requirements and other factors.

Oil and Gas Exploration and Development.  Through March 31, 2014, we have spent approximately $8.0 million of our $30.2 million 2014 oil and gas capital expenditure budget.  The remaining $22.0 million is currently budgeted to be spent on exploration and acquisition initiatives in Texas and in the Williston Basin of North Dakota.  Actual capital expenditures for each regional drilling program is contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2014 are expected to be approximately $144,000 per month and holding costs related to the mine are expected to average $79,000 per month.  Additionally, we have a remaining budget of $420,000 for water treatment plant improvements that are expected to improve the plant’s efficiency and reduce costs and $1.2 million for advancement of the Mine Plan of Operations.

Insurance.  We have liability insurance coverage in amounts we deem sufficient and in line with industry standards for the location, stage of development, and type of assets we operate.  Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in diminished operations.  We have property loss insurance on all major assets equal to the approximate replacement value of the assets.

Reclamation Costs.  We have reclamation obligations with an estimated present value of $720,000 related to our oil and gas wells and $178,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed during the year ended December 31, 2014 unless a well, or wells, are abandoned due to unexpected operational challenges or if a well becomes uneconomical.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash Flows During the Three Months Ended March 31, 2014

The following table presents changes in cash flows between the three month periods ended March 31, 2014 and 2013.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the three months ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$4,369	$3,265	$1,104
Net cash (used in) investing activities	(9,685)	(3,548)	(6,137)
Net cash (used in) financing activities	1,973	(79)	2,052
Net cash provided by discontinued operations	--	84	(84)

Operating Activities.  Cash provided by operations for the three month period ended March 31, 2014 increased to $4.4 million as compared to cash provided by operations of $3.3 million for the same period of 2013.  This $1.1 million year over year increase in cash from operating activities is primarily due to higher oil and gas revenue and lower oil and gas operating expenses during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  For further discussion related to cash provided by operations, please refer to “Results of Operations” above.

Investing Activities.  During the three months ended March 31, 2014, investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $8.5 million, the acquisition of property in the amount of $1.2 million and a net change of $16,000 in restricted investments.  During this period, investing activities provided cash through $28,000 in proceeds from the sale of used equipment.

The $6.1 million change in investing activities during the three months ended March 31, 2014 as compared to the same period of 2013 is primarily a result of: (a) $1.2 million purchase of property during 2014 with no property and equipment acquisitions during the same period in 2013, (b) a $2.4 million increase in acquisitions and development of oil and gas properties in the three months ended March 31, 2014 as compared to the same period in 2013, and (c) $2.6 million in proceeds from the sale of property and equipment in 2013 as compared to $28,000 during the three months ended March 31, 2014.

Financing Activities.  Financing activities provided $2.0 million during the three months ended March 31, 2014 through additional borrowings under our credit facility.  During the three months ended March 31, 2013, financing activities consumed $79,000 from the repayment of debt.

Critical Accounting Policies and Estimates

For detailed descriptions of our critical accounting policies and estimates, we refer you to the corresponding section of Part II, Item 7 of our 2013 10-K (please see pages 68 to 71).

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

At March 31, 2014, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices for oil and gas.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  When used in this Form 10-Q, the words “will”, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses.  In particular, careful consideration should be given to cautionary statements made in the Company’s Risk Factors included in our 2013 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference.  The Company undertakes no duty to update or revise any forward-looking statements.

Forward-looking statements also include those relating to the permitting and approval process for the Mount Emmons Molybdenum Project (the “Project”).  There can be no assurance that U.S. Energy will receive the permits and approvals necessary to pursue the Project.  In addition, such permits and approvals, if received, could be unreasonably or unexpectedly delayed or made subject to conditions that reduce the benefits of the Project or render it uneconomic.  The process under NEPA may be longer than the Company expects, may involve substantial costs, and may require substantial management attention.  The mine, if constructed, could be substantially different in nature, productivity and economic potential than the mine as contemplated by the Mine Plan of Operations.  In addition, if constructed, the operation of the mine will be subject to a wide variety of operating, commodity-price related and financial risks.

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at March 31, 2014:  Debt to third parties of $11.0 million, executive retirement obligations of $843,000 and asset retirement obligations of $898,000.

The debt to third parties consists of $11.0 million in debt under the senior credit facility related to our oil and gas reserves.  Each borrowing under the senior credit facility has a term of six months but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 33 years.

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

Through Energy One, we have entered into commodity derivative contracts (“economic hedges”) with Wells Fargo as described below.  The derivative contracts are priced using West Texas Intermediate (“WTI”) quoted prices.  The Company is a guarantor of Energy One’s obligations under the economic hedges.

Energy One's commodity derivative contracts as of March 31, 2014 are summarized below:

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

These contracts are accounted for using the mark-to-market accounting method and accordingly, we recognize all unrealized and realized gains and losses related to these contracts currently in earnings and such gains and losses are classified as gain (loss) on derivative instruments, net in our consolidated statements of operations.  For further details regarding our derivative contracts, please refer to Note 4, Commodity Price Risk Management under Part I, Item 1 of this report.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material changes from the legal proceedings as previously disclosed in our 2013 10-K in response to Item 3 of Part I of such Form 10-K (pages 46-48).

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, “Item 1A - Risk Factors” (pages 15 to 30) in the 2013 10- which may materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Mine Safety Disclosures

None

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: May 9, 2014	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: May 9, 2014	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer