Form 10-Q
period 2014-06-30
US ENERGY CORP
filed 2014-08-11
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014 or

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

YES  ☐                NO  ☒

At August 8, 2014 there were issued and outstanding 27,896,697 shares of the Company’s common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	4-5

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013	6-7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013	8

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	9-10

	Notes to Condensed Consolidated Financial Statements	11-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-40

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

	Signatures	43

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$4,254	$5,855
Available for sale securities	41	69
Accounts receivable trade	6,460	6,801
Commodity risk management asset	--	14
Other current assets	215	422
Total current assets	10,970	13,161

Properties and equipment
Oil and gas properties under full cost method,
net of $63,954 and $57,077 accumulated
depletion, depreciation and amortization	85,824	86,922
Undeveloped mining claims	21,942	20,739
Property, plant and equipment, net	4,073	4,199
Net properties and equipment	111,839	111,860

Other assets	1,825	1,780
Total assets	$124,634	$126,801

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2014	2013
Current liabilities:
Accounts payable	$4,209	$6,167
Accrued compensation	518	580
Commodity risk management liability	677	280
Other current liabilities	129	164
Total current liabilities	5,533	7,191

Long-term debt, net of current portion	8,000	9,000

Asset retirement obligations	959	812

Other accrued liabilities	716	741

Commitments and contingencies

Shareholders' equity
Common stock, $.01 par value; unlimited shares
authorized; 27,896,697 and 27,735,878
shares issued, respectively	279	277
Additional paid-in capital	123,600	123,510
Accumulated deficit	(14,412)	(14,718)
Other comprehensive loss	(41)	(12)
Total shareholders' equity	109,426	109,057
Total liabilities and shareholders' equity	$124,634	$126,801

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Oil, gas, and NGL production revenues:	$9,128	$7,915	$17,384	$15,794

Operating expenses:
Oil and gas	2,586	2,565	4,558	5,364
Oil and gas depreciation, depletion
and amortization	3,583	3,213	6,877	6,674
Impairment of oil and gas properties	--	--	--	5,828
Water treatment plant	452	403	909	820
Mineral holding costs	205	297	505	524
General and administrative	1,533	1,286	3,139	2,558
	8,359	7,764	15,988	21,768
Income (loss) from operations	769	151	1,396	(5,974)
Other income and expenses:
Realized (loss) gain on risk
management activities	(374)	19	(532)	33
Unrealized (loss) gain on risk
management activities	(238)	328	(411)	(288)
Gain on the sale of assets	--	14	28	710
Equity loss in unconsolidated investment	--	(26)	--	(51)
Miscellaneous income	47	(9)	68	30
Interest income	1	1	2	3
Interest expense	(149)	(111)	(245)	(226)
	(713)	216	(1,090)	211
Income (loss) before income taxes
and discontinued operations	56	367	306	(5,763)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income taxes:
Current (provision for)	--	--	--	--
Deferred benefit from	--	--	--	--
	--	--	--	--

Income (loss) from continuing operations	56	367	306	(5,763)

Discontinued operations:
Discontinued operations, net of taxes	--	206	--	438
	--	206	--	438
Net income (loss)	$56	$573	$306	$(5,325)

Net income (loss) per share basic
Income (loss) from continuing operations	$--	$0.01	$0.01	$(0.21)
Income from discontinued operations	--	0.01	--	0.02
Net income (loss) per share	$--	$0.02	$0.01	$(0.19)

Net income (loss) per share diluted
Income (loss) from continuing operations	$--	$0.01	$0.01	$(0.21)
Income from discontinued operations	--	0.01	--	0.02
Net income (loss) per share	$--	$0.02	$0.01	$(0.19)

Weighted average shares outstanding
Basic	27,785,280	27,682,272	27,761,837	27,674,729

Diluted	28,237,883	27,682,272	28,195,116	27,674,729

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$56	$573	$306	$(5,325)
Other comprehensive (loss):
Marketable securities, net of tax	(4)	(61)	(29)	(100)

Total comprehensive income (loss)	$52	$512	$277	$(5,425)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$306	$(5,325)
(Gain) from discontinued operations	--	(438)
Income (loss) from continuing operations	306	(5,763)
Adjustments to reconcile net loss to
net cash provided by operations
Depreciation, depletion & amortization	7,013	6,814
Change in fair value of commodity price
risk management activities, net	411	288
Impairment of oil and gas properties	--	5,828
Equity loss from Standard Steam	--	51
(Gain) on sale of assets	(28)	(710)
Noncash compensation	235	219
Noncash services	61	31
Accounts payable	417	266
Net changes in assets and liabilities	310	(770)
Net cash provided by operating activities	8,725	6,254
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(19,540)	(7,661)
Acquisition of property	(1,213)	--
Proceeds from sale of oil and gas properties	11,515	--
Proceeds from sale of property and equipment	28	2,577
Net change in restricted investments	(61)	32
Net cash (used in) investing activities:	(9,271)	(5,052)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the six months ended June 30,
	2014	2013
Cash flows from financing activities:
Issuance of common stock	(55)	--
Proceeds from new debt	8,000	--
Repayments of debt	(9,000)	(151)
Net cash (used in) financing activities	(1,055)	(151)

Net cash provided by operating activities
of discontinued operations	--	265

Net (decrease) increase in cash and cash equivalents	(1,601)	1,316

Cash and cash equivalents at beginning of period	5,855	2,825

Cash and cash equivalents at end of period	$4,254	$4,141

Supplemental disclosures:
Interest paid	$96	$135

Non-cash investing and financing activities:

Unrealized change from available for sale securities	$29	$1

Acquisition and development of oil and gas
properties through accounts payable	$2,375	$239

Acquisition and development of oil and gas properties
through asset retirement obligations	$128	$36

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended June 30, 2014 and June 30, 2013 have been prepared by U.S. Energy Corp. (“we,” “us,” “U.S. Energy” or the “Company”) in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The financial statements at June 30, 2014 and December 31, 2013 include the Company’s wholly owned subsidiary Energy One LLC (“Energy One”), which owns the majority of the Company’s oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2013 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Components of Property and Equipment as of June 30, 2014 and December 31, 2013 are as follows:

	(In thousands)
	June 30,	December 31,
	2014	2013
Oil and Gas properties
Unproved	$10,894	$7,478
Exploratory wells in progress	2,958	--
Proved	135,926	136,521
	149,778	143,999
Less accumulated depreciation
depletion and amortization	(63,954)	(57,077)
Net book value	85,824	86,922

Mineral properties	21,942	20,739

Building, land and equipment	8,345	8,334
Less accumulated depreciation	(4,272)	(4,135)
Net book value	4,073	4,199
Totals	$111,839	$111,860

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at June 30, 2014 and December 31, 2013 which were not included in the amortized cost pool were $13.9 million and $7.5 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations and land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at June 30, 2014 or December 31, 2013.

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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2014.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended June 30, 2014, we used prices of $100.27 per barrel for oil and $4.104 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

The Company recorded no proved property impairments related to its oil and gas assets during the three and six months ended June 30, 2014.  During the three and six months ended June 30, 2013, the Company recorded proved property impairments of $0 and $5.8 million, respectively.  The impairment recorded for the six months ended June 30, 2013 was primarily due to a decline in the price of oil, additional capitalized well costs and changes in production.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.

Wells in Progress - Wells in progress represent the costs associated with unproved wells that have not reached total depth or have not been completed as of period end.  They are classified as wells in progress and are withheld from the depletion calculation.  The costs for these wells are transferred to evaluated property when the wells reach total depth and are completed and the costs become subject to depletion and the ceiling test calculation in future periods.

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at June 30, 2014 and December 31, 2013 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Our carrying balance in the Mt. Emmons property at June 30, 2014 and December 31, 2013 is as follows:

	(In thousands)
	June 30,	December 31,
	2014	2013
Costs associated with Mount Emmons
beginning of year	$20,739	$20,739
Property purchase (1)	1,203	--
Costs at the end of the period	$21,942	$20,739

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

The Company’s Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties on a quarterly basis. These policies require that derivative instruments be executed only by the Chief Executive Officer or President. The agreements with approved counterparties identify the Chief Executive Officer and President as the only Company representatives authorized to execute trades. Please see Note 5, Commodity Price Risk Management, for further discussion.

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of June 30, 2014 were not significant.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Recent Accounting Pronouncements

In April 2014, the FASB issued new authoritative accounting guidance related to the recognition and presentation of discontinued operations in the financial statements. The guidance is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This authoritative accounting guidance is effective for interim and annual periods beginning after December 15, 2014, and is to be applied prospectively. The Company is currently evaluating the provisions of this authoritative guidance and assessing its impact, but does not currently believe it will have a material effect on the Company's financial statements or disclosures.

In May 2014, the FASB issued new authoritative accounting guidance related to the recognition of revenue. This authoritative accounting guidance is effective for the annual period beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied using one of two acceptable methods.  The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In June 2014, the FASB issued new authoritative accounting guidance related to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period. This authoritative accounting guidance may be applied either prospectively or retrospectively and is effective for annual periods and interim periods beginning after December 15, 2015. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2014.

3)       Acquisitions and Divestitures

Acquisitions

On May 7, 2014, the Company entered into a Participation Agreement with a private South Texas based oil and gas company (“Seller”) to acquire 33% of the Seller’s interest in approximately 12,100 gross (3,384 net) acres in Dimmit County, Texas.  The acreage consists of 4,020 gross (1,181 net) acres of primary leasehold acreage and 8,080 gross (2,203 net) acres of farm-in acreage, to be earned through a continuous drilling program. The farm-in acreage has an initial two well commitment and a 12.5% working interest carry for the leaseholder (the "Farmor") in the first 10 wells. After 100% payout of all costs for the first 10 wells that are drilled under the farm-in program, the Farmor will back in for its 12.5% retained working interest in the prospect. The Seller also retained a 25% working interest back-in after 115% of project payout has been received by the Company. The Company paid $3.9 million to enter into the transaction, which included leasehold and farm-in acquisition costs as well as our proportionate share of drilling costs for the initial test well in the prospect.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Divestitures

On May 27, 2014, the Company entered into a Purchase and Sale Agreement to sell certain Williston Basin assets. Under the terms of the sale agreement, the Company sold its interest in approximately 285.70 net acres and 16 gross (0.62 net) producing wells in Williams and McKenzie Counties, North Dakota. The transaction closed in June 2014 with an effective date of January 1, 2014.  The Company received $12.2 million at closing which included $681,000 in adjustments related to revenue receivable and accounts payable through the date of closing.  The $11.5 million balance of the sale proceeds was recorded as a credit to our full cost pool.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	June 30,	December 31,
	2014	2013
Beginning asset retirement obligation	$812	$686
Accretion of discount	19	38
Liabilities incurred	157	131
Liabilities settled	(29)	(43)
Ending asset retirement obligation	$959	$812

Mineral properties	$181	$175
Oil and Gas wells	778	637
Ending asset retirement obligation	$959	$812

5)       Commodity Price Risk Management

Through our wholly-owned subsidiary Energy One, we have entered into commodity derivative contracts (“economic hedges”) with Wells Fargo, as described below.  The derivative contracts are priced using West Texas Intermediate (“WTI”) quoted prices.  The Company is a guarantor of Energy One’s obligations under the economic hedges.  The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of our future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and manage our exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements.  However, there is a risk that such use may limit our ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company’s derivative contracts are currently with one counterparty.  The Company has a netting arrangement with the counterparty that provides for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company’s commodity derivative instruments are measured at fair value and are included in the accompanying balance sheets as commodity price risk management assets and liabilities.  Derivative instruments are recorded at fair value on the condensed consolidated balance sheet and changes in fair value are recognized in the unrealized gain (loss) on risk management activities line on the condensed consolidated statement of operations. Realized gains and losses resulting from the settlement of derivatives are recorded in the realized (loss) gain on risk management activities line on the condensed consolidated statement of income.

Energy One's commodity derivative contracts as of June 30, 2014 are summarized below:

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the Company’s derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of June 30, 2014
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$33	$(33)	$--
Crude oil derivative contract	Current liabilities	$710	$(33)	$677

		As of December 31, 2013
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$345	$(331)	$14
Crude oil derivative contract	Current liabilities	$611	$(331)	$280

The following table summarizes the unrealized and realized gains and losses presented in the accompanying statements of operations:

	(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Realized derivative (loss) gain	$(374)	$19	$(532)	$33
Unrealized derivative (loss) gain	$(238)	$328	$(411)	$(288)
Total realized and unrealized derivative (loss) gain	$(612)	$347	$(943)	$(255)

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

The following tables list the Company’s assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

	(In thousands)
		Fair Value Measurements at June 30, 2014 Using
	June 30,
Description	2014	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$41	$41	--	--

Total assets	$41	$41	$--	$--

Commodity risk management liability	$677	$--	$677	$--
Executive retirement program liability	841	--	--	841

Total liabilities	$1,518	$--	$677	$841

		Fair Value Measurements at December 31, 2013 Using
	December 31,
Description	2013	(Level 1)	(Level 2)	(Level 3)

Commodity risk management assets	$14	$--	$14	$--
Available for sale securities	69	69	--	--

Total assets	$83	$69	$14	$--

Commodity risk management liability	$280	$--	$280	$--
Executive retirement program liability	865	--	--	865

Total liabilities	$1,145	$--	$280	$865

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Fair Value of Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices obtained from independent pricing services.  Accordingly, the Company has classified these instruments as Level 1.

Fair Value of Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company’s own credit rating.  In consideration of counterparty credit risk, the Company assessed the likelihood that the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  At June 30, 2014 and December 31, 2013, derivative instruments utilized by the Company consist of “no premium” collars.  The crude oil derivative markets are highly active.  Although the Company’s derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

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

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value as it bears interest at variable rates over the term of the loan.  The fair value and carrying value of our debt was $8.0 million as of June 30, 2014.

7)       Debt

Revolving Credit Facility

Energy One, a wholly-owned subsidiary the Company., has in place a credit facility with Wells Fargo Bank, National Association.  As of June 30, 2014, the maximum credit available under the credit facility was $100.0 million and the borrowing base under the facility was $24.5 million.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

As of June 30, 2014, the Company had $8.0 million in outstanding borrowings under the credit facility.  Borrowings under the credit facility are collateralized by Energy One’s oil and gas producing properties.  Each borrowing under the agreement has a term of six months, but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  Our intent is to extend this debt and therefore we have classified it as a long-term liability.  The current weighted average interest rate on this debt is 2.72%.  As of June 30, 2014, Energy One was in compliance with all the covenants under the credit facility.

8)       Shareholders’ Equity

Common Stock

2001 Stock Compensation Plan.  The 2001 Stock Compensation Plan terminated on April 23, 2013 and, accordingly, no shares have been issued under this plan subsequent to that date.  During the three months ended June 30, 2013, the Company issued 15,000 shares of common stock to eligible officers of the Company under the 2001 Stock Compensation Plan and recorded $25,000 in compensation expense.  During the six months ended June 30, 2013, the Company issued 30,000 shares of common stock to eligible officers of the Company under the plan and recorded $48,000 in compensation expense.

The following table details the changes in common stock during the six months ended June 30, 2014:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2014	27,735,878	$277	$123,510
Exercise of employee stock options	153,447	2	(64)
Exercise of outside director options	7,372	--	8
Expense of employee options vesting	--	--	86
Expense of outside director options vesting	--	--	60
Balance June 30, 2014	27,896,697	$279	$123,600

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the six months ended June 30, 2014:

	June 30, 2014
	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2013	2,500,949	$3.60	146,000	$2.93
Granted	--	$--	--	$--
Forfeited	(3,333)	$2.32	--	$--
Expired	--	$--	--	$--
Exercised	(390,203)	$2.46	(13,334)	$2.72
Outstanding at June 30, 2014	2,107,413	$3.82	132,666	$2.96
Exercisable at June 30, 2014	1,747,416	$4.16	84,000	$3.31

Weighted Average Remaining Contractual Life - Years		4.14		6.78

Aggregate intrinsic value of options outstanding ($ Thousands)		$1,738		$189

Employee Stock Option Plans.  During the three months ended June 30, 2014 and 2013, we recorded $43,000 and $16,000, respectively, in compensation expense for employee stock options.  During the six months ended June 30, 2014 and 2013, we recorded $86,000 and $32,000, respectively, in compensation expense for employee stock options.  As of June 30, 2014, there was $277,000 of total unrecognized compensation cost related to employee stock options, which is expected to be amortized over a weighted average period of 1.79 years.  The aggregate intrinsic value of employee stock options exercised during the three and six months ended June 30, 2014 was $584,000 and $724,000, respectively.

Director Stock Option Plans.  During the three months ended June 30, 2014 and 2013, we recorded $44,000 and $16,000, respectively, in expense for options issued to non-employee directors.  During the six months ended June 30, 2014 and 2013, we recorded $60,000 and $31,000, respectively, in expense for options issued to non-employee directors.  As of June 30, 2014, there was $44,000 of total unrecognized compensation cost related to director stock options, which is expected to be amortized over a weighted average period of 1.39 years.  The aggregate intrinsic value of director stock options exercised during the three and six months ended June 30, 2014 was $0 and $28,000, respectively.

9)       Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The deferred income tax assets or liabilities for an oil and gas exploration company are dependent on many variables such as estimates of the economic lives of depleting oil and gas reserves and commodity prices.  Accordingly, the asset or liability is subject to continual recalculation, and revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

The Company does not expect to pay any federal or state income tax for 2014 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2014, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

10)       Segment Information

As of June 30, 2014, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three and six months ended June 30, 2014 and 2013, and total assets as of June 30, 2014 and December 31, 2013 by segment, are as follows:

	(In thousands)		(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and gas	$9,128	$7,915	$17,384	$15,794
Total revenues	9,128	7,915	17,384	15,794

Operating expenses:
Oil and gas	6,169	5,778	11,435	17,866
Mineral properties	657	700	1,414	1,344
Total operating expenses	6,826	6,478	12,849	19,210

Interest expense:
Oil and gas	130	72	214	148
Mineral properties	--	--	--	24
Total interest expense	130	72	214	172

Operating income (loss)
Oil and gas	$2,829	$2,065	$5,735	$(2,220)
Mineral properties	(657)	(700)	(1,414)	(1,368)
Operating income (loss)
from identified segments	2,172	1,365	4,321	(3,588)

General and administrative expenses	(1,533)	(1,286)	(3,139)	(2,558)
Add back interest expense	130	72	214	172
Other revenues and expenses	(713)	216	(1,090)	211

Income (loss) before income taxes
and discontinued operations	$56	$367	$306	$(5,763)

Depreciation depletion and amortization expense:
Oil and gas	$3,583	$3,213	$6,877	$6,674
Mineral properties	30	32	61	64
Corporate	38	37	75	76
Total depreciation expense	$3,651	$3,282	$7,013	$6,814

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	June 30,	December 31,
	2014	2013
Assets by segment
Oil and gas	$95,393	$97,418
Mineral	21,942	20,739
Corporate	7,299	8,644
Total assets	$124,634	$126,801

11)       Earnings Per Share

Basic net income per common share is calculated by dividing net income available to common stockholders by the basic weighted-average common shares outstanding for the relevant period.  The Company’s earnings per share calculations reflect the impact of any repurchases of shares of common stock made by the Company.  Diluted net income per common share is calculated by dividing adjusted net income by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table sets forth the calculations of basic and diluted earnings per share (in thousands except share amounts and per share data):

	(In thousands except share amounts, and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$56	$573	$306	$(5,325)

Basic weighted-average common shares outstanding	27,785,280	27,682,272	27,761,837	27,674,729
Add: dilutive effect of stock options	452,603	--	433,279	--
Diluted weighted-average common shares outstanding	28,237,883	27,682,272	28,195,116	27,674,729

The following options, which could be potentially dilutive in future periods, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted-average anti-dilutive stock options	1,055,000	2,408,403	1,055,000	2,408,840

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

12)       Equity Income in Unconsolidated Investment

The Company owns 19.54% of Standard Steam Trust, LLC (“SST”), a Denver, Colorado based private geothermal resource acquisition and development company.  At December 31, 2013, we recorded an impairment of $2.2 million on the investment in SST, which reduced the carrying amount of our investment in SST to zero.  Subsequently, we no longer record our share of equity in earnings or losses.  During the three and six months ended June 30, 2013, we recorded equity losses of $26,000 and $51,000, respectively, from our unconsolidated investment in SST.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the six months ended June 30, 2014 and 2013.  The following also updates information as to our financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”).  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see “Forward Looking Statements”).  The following discussion should also be read in conjunction with our condensed consolidated financial statements and the notes thereto.

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

Our current capitalized amounts in the oil and gas and mining areas at June 30, 2014 and December 31, 2013 were as follows:

	(In thousands)
	June 30,	December 31,
	2014	2013
Unproved oil and gas properties	$13,852	$7,478
Proved oil and gas properties	71,972	79,444
Undeveloped mining properties	21,942	20,739
	$107,766	$107,661

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of June 30, 2014 and 2013.

	June 30,
	2014		2013
	Gross	Net (1)	Gross	Net (1)
Williston Basin:
Productive wells	87.00	10.10	74.00	11.02
Wells being drilled or awaiting completion	8.00	0.09	10.00	0.18

South Texas:
Productive wells	27.00	7.48	15.00	4.18
Wells being drilled or awaiting completion	4.00	1.04	--	--

Gulf Coast:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	--	--	1.00	0.20

Total:
Productive wells	117.00	18.14	92.00	15.76
Wells being drilled or awaiting completion	12.00	1.13	11.00	0.38

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Statoil Oil & Gas, L.P. (“Statoil”).  From August 24, 2009 to June 30, 2014, we have drilled and completed 21 gross (6.25 net) Bakken formation wells and two gross (0.22 net) Three Forks formation wells under our Drilling Participation Agreement with Statoil.

Three gross (0.07 net) wells were in progress at June 30, 2014.  Our net investment in the Rough Rider prospect wells was $239,000 for the six months ended June 30, 2014.  Statoil operates all of the wells.

Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC (“Zavanna”).  Through June 30, 2014, we have drilled and completed 36 gross (3.07 net) Bakken formation wells and seven gross (0.32 net) Three Forks formation wells in these prospects.  The wells are operated by Zavanna (18 gross, 2.91 net), Emerald Oil, Inc. (20 gross, 0.31 net), Murex Petroleum (2 gross, 0.13 net), Kodiak Oil & Gas Corp. (2 gross, 0.04 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  During the first six months of 2014, we completed six gross (0.08 net) wells in the Yellowstone and SEHR prospects.  At June 30, 2014, three additional gross (0.01 net) wells had been spud and were in progress.

Our net investment in the Yellowstone and SEHR prospect wells was $1.5 million during the six months ended June 30, 2014.

Bakken/Three Forks Asset Package.  In 2012, we acquired approximately 400 net acres in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  In June 2014, we sold our interest in eight of these 23 drilling units (approximately 285.7 net acres) for $12.2 million.   At June 30, 2014, there were 21 gross (0.24 net) producing wells in the remaining 15 drilling units.

During the six months ended June 30, 2014, our net investment in wells under the remaining drilling units in this program was $41,000. Two gross (0.04 net) wells were in progress at June 30, 2014.

South Texas (Eagle Ford Shale and Buda Limestone)

Booth-Tortuga and Leona River Prospects.  We participate in the Booth-Tortuga and Leona River prospects with Contango Oil & Gas Company ("Contango").  At June 30, 2014, we have 25 gross (7.18 net) producing wells in these prospects comprised of 11 gross (3.30 net) Buda limestone wells, three gross (0.90 net) Eagle Ford Shale wells and 11 gross (2.98 net) Austin Chalk wells.  During the six months ended June 30, 2014, we drilled and completed seven gross (2.10 net) Buda limestone wells in the Booth-Tortuga prospect.  Two additional Buda limestone wells (0.38 net) were spud in the six months ended June 30, 2014.  Our net investment in these wells during the first six months of 2014, including lease acquisition costs in the prospects, was $8.9 million.

Big Wells Prospect.   We participate in the Big Wells prospect with U.S. Enercorp.  At June 30, 2014, we have two gross (0.30 net) producing Buda limestone wells in this prospect.  During the six months ended June 30, 2014, we drilled and completed one gross (0.15 net) well in the Big Wells prospect.  Our net investment in this well during the six months ended June 30, 2014 was $795,000.

Q2 2014 Acquisition.  In May 2014, the Company acquired 33% of a private South Texas based oil and gas company’s (the “Seller”) interest in approximately 12,100 gross (3,384 net) acres in Dimmit County, Texas.  The acreage consists of 4,020 gross (1,181 net) acres of primary leasehold acreage and 8,080 gross (2,203 net) acres of farm-in acreage, to be earned through a continuous drilling program.  The farm-in acreage has an initial two well commitment and a 12.5% working interest carry for the leaseholder (the "Farmor") in the first 10 wells. After 100% payout of all costs for the first 10 wells that are drilled under the farm-in program, the Farmor will back in for its 12.5% retained working interest in the prospect. The Seller also retained a 25% working interest back-in after 115% of project payout has been received by the Company. The Company paid $3.9 million to enter into the transaction, which included leasehold and farm-in acquisition costs as well as our proportionate share of drilling costs for the initial test well in the prospect. A minimum of three Buda formation wells are scheduled to be drilled in 2014.

Two gross (0.67 net) wells were in progress at June 30, 2014.  Our net investment in this acreage and wells through June 30, 2014 was $5.6 million.

U.S. Gulf Coast (Onshore)

We participate with three different operators in the U.S. Gulf Coast (onshore).  At June 30, 2014, we had three gross producing (0.56 net) wells in this region.  Our net investment in Gulf Coast wells and properties was $26,000 during the six months ended June 30, 2014.

2014 Production Results

The following table provides a regional summary of our net production during the first six months of 2014:

	Williston Basin	South Texas	Gulf Coast	Total
First Six Months of 2014 Production
Oil (Bbl)	108,678	57,624	475	166,777
Gas (Mcf)	60,323	109,286	85,733	255,342
NGLs (Bbl)	2,415	9,825	18	12,258
Equivalent (BOE)	121,147	85,663	14,782	221,592
Avg. Daily Equivalent (BOE/d)	669	473	82	1,224
Relative percentage	54.7%	38.6%	6.7%	100%

Mount Emmons Molybdenum Project

With respect to the Mount Emmons project, the Company expects to continue scoping analysis of the Mine Plan of Operations with the U.S. Forest Service through the balance of 2014.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended June 30, 2014 and the immediately preceding three quarters.

	For the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in Thousands, except for production data)
Production (BOE)	116,499	105,093	123,246	101,987
Oil, gas and NGL production revenue	$9,128	$8,256	$9,271	$8,582
Unrealized and realized derivative gain (loss)	$(612)	$(331)	$255	$(1,075)
Lease operating expense	$1,807	$1,250	$1,393	$2,006
Production taxes	$779	$722	$835	$871
DD&A	$3,583	$3,294	$3,744	$3,205
General and administrative	$1,533	$1,606	$1,710	$1,337
Mineral holding costs	$205	$300	$294	$410
Water treatment plant	$452	$457	$603	$394
Income (loss) from continuing operations	$56	$250	$(1,217)	$(706)

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, we recorded net income after taxes of $56,000, or $0.00 per share basic and diluted, as compared to net income after taxes of $573,000, or $0.02 per share basic and diluted, during the same period of 2013.  Significant components of the changes in results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 are as follows:

Oil and Gas Operations.   Oil and gas operations generated operating income of $3.0 million during the quarter ended June 30, 2014 as compared to operating income of $2.1 million during the quarter ended June 30, 2013.  The following table summarizes production volumes, average sales prices and operating revenues for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,		Increase
	2014	2013	(Decrease)
Production volumes
Oil (Bbls)	83,212	84,412	(1,200)
Natural gas (Mcf)	156,535	88,296	68,239
Natural gas liquids (Bbls)	7,198	1,898	5,300
Equivalent (BOE)	116,499	101,026	15,473
Avg. Daily Equivalent (BOE/d)	1,280	1,110	170
Average sales prices
Oil (per Bbl)	$95.53	$88.38	7.15
Natural gas (per Mcf)	5.57	4.28	1.29
Natural gas liquids (per Bbl)	42.65	40.67	1.98
Equivalent (BOE)	78.35	78.35	--
Operating revenues (in thousands)
Oil	$7,949	$7,460	$489
Natural gas	872	378	494
Natural gas liquids	307	77	230
Total operating revenue	9,128	7,915	1,213
Oil and gas production expense	(1,807)	(1,765)	(42)
Production taxes	(779)	(800)	21
Income before depreciation, depletion and amortization	6,542	5,350	1,192
Depreciation, depletion and amortization	(3,583)	(3,213)	(370)
Income	$2,959	$2,137	$822

During the three months ended June 30, 2014, we produced 116,499 BOE, or an average of 1,280 BOE/day.  In our South Texas region, production increased 270%, from 13,230 BOE to 48,939 BOE, between the two periods as a result of drilling in our Buda limestone program.  Production in our Bakken region decreased 24%, from 78,782 BOE to 60,052 BOE, between the two periods as a result of normal production declines and lower working interests in wells drilled in this region.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $9.1 million in revenues during the three months ended June 30, 2014 as compared to $7.9 million during the same period in 2013.  The $1.2 million increase in revenue is primarily due to higher oil and gas prices and higher gas sales volumes in the second quarter of 2014 as compared to the second quarter of 2013.

Our average net realized price (operating revenue per BOE) for the three months ended June 30, 2014 was $78.35 per BOE compared with $78.35 for the same period in 2013.  Due to takeaway constraints, the discount to West Texas Intermediate (“WTI”) quoted prices, or differential, for oil prices in the Williston Basin has ranged from $13.00 to $17.00 per barrel during the three months ended June 30, 2014.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $1.8 million for the three months ended June 30, 2014 was comprised of $1.8 million in lease operating expense and $27,000 in workover expense.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended June 30, 2014 was $30.76 per BOE compared to $31.80 per BOE for the same period in 2013.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $452,000 in costs and expenses for the water treatment plant and $205,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended June 30, 2014.  During the three months ended June 30, 2013, we recorded $403,000 in operating costs related to the water treatment plant and $297,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses increased by $247,000 during the three months ended June 30, 2014 compared to general and administrative expenses for the three months ended June 30, 2013.  The increase in general and administrative costs in 2014 is primarily a result of increases of $201,000 in professional services, $30,000 in director’s fees and related options expense, and $20,000 in compensation expense.

Other Income and Expenses.  We recognized an unrealized and realized derivative loss of $612,000 in the second quarter of 2014 compared to a gain of $347,000 for the same period in 2013.  The 2014 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $238,000 and realized cash settlement losses on derivatives of $374,000.

During the three months ended June 30, 2014, we recorded no gains or losses from the sale of assets.  During the three months ended June 30, 2013, we recorded a gain on the sale of assets of $14,000.

During the three months ended June 30, 2013, we recorded an equity loss of $26,000 from our unconsolidated investment in SST.  At December 31, 2013, we fully impaired the investment in SST.  Subsequently, we no longer record our share of equity in earnings or losses of SST.

Interest income was $1,000 during each of the quarters ended June 30, 2014 and 2013.

As a result of higher average debt balances, interest expense increased to $149,000 during the quarter ended June 30, 2014 from $111,000 during the quarter ended June 30, 2013.

Discontinued Operations.  During the three months ended June 30, 2013, we recorded income of $206,000, net of taxes, from Remington Village.  We sold this property in the third quarter of 2013 and have no income or losses from discontinued operations during the three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

During the six months ended June 30, 2014, we recorded net income after taxes of $306,000, or $0.01 per share basic and diluted, as compared to a net loss after taxes of $5.3 million, or $0.19 per share basic and diluted during the same period of 2013.  Significant components of the changes in results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 are as follows:

Oil and Gas Operations.   Oil and gas operations generated operating income of $5.9 million during the six months ended June 30, 2014 as compared to operating income of $3.8 million during the six months ended June 30, 2013, excluding a $5.8 million non-cash impairment charge taken on our oil and gas properties during the six months ended June 30, 2013.  The following table summarizes production volumes, average sales prices and operating revenues for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,		Increase
	2014	2013	(Decrease)
Production volumes
Oil (Bbls)	166,777	165,785	992
Natural gas (Mcf)	255,342	176,394	78,948
Natural gas liquids (Bbls)	12,258	4,516	7,742
Equivalent (BOE)	221,592	199,700	21,892
Avg. Daily Equivalent (BOE/d)	1,224	1,103	121
Average sales prices
Oil (per Bbl)	$93.08	$89.28	$3.80
Natural gas (per Mcf)	5.30	4.53	$0.77
Natural gas liquids (per Bbl)	41.44	42.78	$(1.34)
Equivalent (BOE)	78.45	79.09	$(0.64)
Operating revenues (in thousands)
Oil	$15,523	$14,802	$721
Natural gas	1,353	799	554
Natural gas liquids	508	193	315
Total operating revenue	17,384	15,794	1,590
Oil and gas production expense	(3,057)	(3,731)	674
Production taxes	(1,501)	(1,633)	132
Impairment	-	(5,828)	5,828
Income before depreciation, depletion and amortization	12,826	4,602	8,224
Depreciation, depletion and amortization	(6,877)	(6,674)	(203)
Income	$5,949	$(2,072)	$8,021

During the six months ended June 30, 2014, we produced 221,592 BOE, or an average of 1,224 BOE/day.  In our South Texas region, production increased 334%, from 19,734 BOE to 85,663 BOE, between the two periods as a result of drilling in our Buda limestone program.  Production in our Bakken region decreased 25%, from 162,554 BOE to 121,147 BOE, between the two periods as a result of normal production declines and lower working interests in wells drilled in this region.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids (“NGLs”) that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $17.4 million in revenues during the six months ended June 30, 2014 as compared to $15.8 million during the same period in 2013.  The $1.6 million increase in revenue is primarily due to higher oil and gas sales volumes and higher oil and gas prices in the first six months of 2014 as compared to the first six months of 2013.

Our average net realized price (operating revenue per BOE) for the six months ended June 30, 2014 was $78.45 per BOE compared with $79.09 for the same period in 2013.  Due to takeaway constraints, the discount to West Texas Intermediate (“WTI”) quoted prices, or differential, for oil prices in the Williston Basin has ranged from $13.00 to $21.00 per barrel during the first six months of 2014.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $3.1 million for the six months ended June 30, 2014 was comprised of $2.9 million in lease operating expense and $153,000 in workover expense.  The $674,000 decrease in total oil and gas production expense in the six months ended June 30, 2014 as compared to the same period in 2013 is comprised of reductions in lease operating expense of $250,000 and workover expense of $424,000.

Our depletion, depreciation and amortization (DD&A) rate for the six months ended June 30, 2014 was $31.03 per BOE compared to $33.42 per BOE for the same period in 2013.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $909,000 in costs and expenses for the water treatment plant and $505,000 for holding costs for the Mt. Emmons molybdenum property during the six months ended June 30, 2014.  During the six months ended June 30, 2013, we recorded $820,000 in operating costs related to the water treatment plant and $524,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses increased by $581,000 during the six months ended June 30, 2014 compared to general and administrative expenses for the six months ended June 30, 2013.  The increase in general and administrative costs in 2014 is primarily a result of increases of $349,000 in professional services, $176,000 in compensation expense and $35,000 in director fees and related options expense.

Other Income and Expenses.  We recognized an unrealized and realized derivative loss of $943,000 in the first six months of 2014 compared to a loss of $255,000 for the same period in 2013.  The 2014 amount includes a loss on unrealized changes in the fair value of our commodity derivative contracts of $411,000 and realized cash settlement losses on derivatives of $532,000.

During the six months ended June 30, 2014, we recorded a gain on the sale of assets of $28,000 from the sale of a piece of equipment.  During the six months ended June 30, 2013, we recorded a gain on the sale of assets of $710,000, primarily related to the sale of our corporate aircraft and related facilities.

During the six months ended June 30, 2013, we recorded an equity loss of $51,000 from our unconsolidated investment in SST.  At December 31, 2013, we fully impaired the investment in SST.  Subsequently, we no longer record our share of equity in earnings or losses of SST.

Interest income was $2,000 and $3,000 during the six months ended June 30, 2014 and 2013, respectively.

As a result of higher average debt balances, interest expense increased to $245,000 during the six months ended June 30, 2014 from $226,000 during the six months ended June 30, 2013.

Discontinued Operations.  During the six months ended June 30, 2013, we recorded income of $438,000, net of taxes, from Remington Village.  We sold this property in the third quarter of 2013 and have no income or losses from discontinued operations during the six months ended June 30, 2014.

Overview of Liquidity and Capital Resources

At June 30, 2014, we had $4.3 million in cash and cash equivalents.  Our working capital (current assets minus current liabilities) was $5.4 million.  As discussed below in “Capital Resources and Capital Requirements”, we project that our capital resources at June 30, 2014 will be sufficient to fund our operations and capital projects through the balance of 2014.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for capital could increase significantly during the remainder of 2014 if, among other things, we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider borrowing more than currently anticipated on our revolving credit facility, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

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

Capital Resources

Primary potential sources of future liquidity include the following:

Oil and Gas Production.  At June 30, 2014, we had 117 gross (18.14 net) producing wells.  During the six months ended June 30, 2014, we received an average of $2.9 million per month from these producing wells with an average operating cost of $510,000 per month (including workover costs) and production taxes of $250,000, for average net cash flows of $2.1 million per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations will increase through the balance of 2014 as additional wells being drilled with Contango and others begin to produce.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to certain of our counterparties will eventually decrease the amount of cash flow we receive from the relevant wells.  We anticipate drilling more Buda limestone wells with Contango, U.S. Enercorp and others and additional Bakken and Three Forks wells with Statoil, Zavanna and others in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At June 30, 2014, we had $4.3 million in cash and cash equivalents.

Wells Fargo Revolving Credit Facility.  On July 30, 2010, we established a senior credit facility through our wholly owned subsidiary, Energy One to borrow up to $75 million (since increased to $100 million as described below) from a syndicate of banks, financial institutions and other entities, including Wells Fargo Bank, National Association, which acquired the North American reserve-based and related diversified energy lending business of our initial lending institution, BNP Paribas.  The senior credit facility is being used to advance our short and mid-terms goals of increasing our investment in oil and gas.

From time to time until the expiration of the credit facility (July 30, 2017), if Energy One is in compliance with the facility documents, Energy One may borrow, pay, and re-borrow funds from the lenders, up to an amount equal to the borrowing base.  The borrowing base is redetermined semi-annually, taking into account updated reserve reports.  Any proposed increase in the borrowing base will require approval by all lenders in the syndicate, and any proposed borrowing base decrease will require approval by lenders holding not less than two-thirds of outstanding loans and loan commitments.  As of the date of this report, the commitment amount is $100 million and the borrowing base is $24.5 million.  As of June 30, 2014, Energy One was in compliance with all the covenants under the revolving credit facility.

As of the date of this report, we have outstanding borrowings of $8.0 million under the credit facility.

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

Oil and Gas Exploration and Development.  Through June 30, 2014, we have spent approximately $17.3 million of our $30.2 million 2014 oil and gas capital expenditure budget.  The remaining $12.9 million is currently budgeted to be spent on exploration and acquisition initiatives in South Texas and in the Williston Basin of North Dakota.  Actual capital expenditures for each regional drilling program is contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2014 are expected to be approximately $144,000 per month and holding costs related to the mine are expected to average $91,000 per month.  Additionally, we anticipate expenditures of approximately $120,000 for water treatment plant improvements that are expected to improve the plant’s efficiency and reduce costs and $200,000 for advancement of the Mine Plan of Operations.

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

Reclamation Costs.  We have reclamation obligations with an estimated present value of $778,000 related to our oil and gas wells and $181,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed during the year ended December 31, 2014 unless a well, or wells, are abandoned due to unexpected operational challenges or if a well becomes uneconomical.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash Flows During the Six Months Ended June 30, 2014

The following table presents changes in cash flows between the six month periods ended June 30, 2014 and 2013.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the six months ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$8,725	$6,254	$2,471
Net cash (used in) investing activities	(9,271)	(5,052)	(4,219)
Net cash (used in) financing activities	(1,055)	(151)	(904)
Net cash provided by discontinued operations	--	265	(265)

Operating Activities.  Cash provided by operations for the six month period ended June 30, 2014 increased to $8.7 million as compared to cash provided by operations of $6.3 million for the same period of 2013.  This $2.4 million year over year increase in cash from operating activities is primarily due to higher oil and gas revenue and lower oil and gas operating expenses during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  For further discussion related to cash provided by operations, please refer to “Results of Operations” above.

Investing Activities.  During the six months ended June 30, 2014, investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $19.5 million, the acquisition of property in the amount of $1.2 million and a net change of $61,000 in restricted investments.  During this period, investing activities provided cash through $11.5 million from the sale of oil and gas properties and $28,000 in proceeds from the sale of used equipment.

The $4.2 million change in investing activities during the six months ended June 30, 2014 as compared to the same period of 2013 is primarily a result of: (a) an $11.9 million increase in acquisitions and development of oil and gas properties in the six months ended June 30, 2014 as compared to the same period in 2013, (b) $11.5 million in proceeds from the sale of oil and gas properties as compared to no oil and gas property sales in 2013, (c) $2.6 million in proceeds from the sale of property and equipment in 2013 as compared to $28,000 during the six months ended June 30, 2014, and (d) $1.2 million purchase of property during 2014 with no property and equipment acquisitions during the same period in 2013.

Financing Activities.  Financing activities consumed $1.1 million during the six months ended June 30, 2014 from the repayment of borrowings under our credit facility, and $55,000 from the exercise of stock options.  During the six months ended June 30, 2013, financing activities consumed $151,000 from the repayment of debt.

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

At June 30, 2014, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices for oil and gas.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  When used in this Form 10-Q, the words “will”, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and projects, future transactions and takeaway capacity.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses.  In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2013 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference.  The Company undertakes no duty to update or revise any forward-looking statements.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at June 30, 2014:  Debt to third parties of $8.0 million, executive retirement obligations of $841,000 and asset retirement obligations of $959,000.

The debt to third parties consists of $8.0 million in debt under our revolving credit facility.  Each borrowing under the revolving credit facility has a term of six months but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 33 years.

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

Energy One's commodity derivative contracts as of June 30, 2014 are summarized below:

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

These contracts are accounted for using the mark-to-market accounting method and accordingly, we recognize all unrealized and realized gains and losses related to these contracts currently in earnings and such gains and losses are classified as gain (loss) on derivative instruments, net in our consolidated statements of operations.  For further details regarding our derivative contracts, please refer to Note 5, Commodity Price Risk Management under Part I, Item 1 of this report.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material changes from the legal proceedings as previously disclosed in our 2013 10-K in response to Item 3 of Part I of such Form 10-K (pages 46-48).

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, “Item 1A - Risk Factors” (pages 15 to 30) in the 2013 10-K which may materially affect the Company’s business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

U.S. ENERGY CORP.
(Registrant)

Date: August 8, 2014	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: August 8, 2014	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer