Form 10-Q
period 2015-03-31
US ENERGY CORP
filed 2015-05-11
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015 or

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

YES  ☐                  NO  ☒

At May 5, 2015 there were 28,047,661 outstanding shares of the Company's common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	4-5

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	6-7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014	8

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	9-10

	Notes to Condensed Consolidated Financial Statements	11-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38-39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signatures	42

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$3,976	$4,010
Available for sale securities	25	25
Accounts receivable trade	1,404	3,177
Other current assets	227	288
Total current assets	5,632	7,500

Oil and gas properties under full cost method,
Proved oil and gas properties	133,227	147,486
Unproved oil and gas properties	9,200	10,188
Exploratory wells in progress	368	2,357
less depletion, depreciation and amortization	(74,636)	(71,762)
Net oil and gas properties	68,159	88,269

Undeveloped mining claims	21,942	21,942
Property, plant and equipment, net of
accumulated depreciation of $4,441 and $4,404	3,879	3,942
Other assets	1,887	1,870

Total assets	$101,499	$123,523

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	March 31,	December 31,
	2015	2014
Current liabilities:
Accounts payable	$8,879	$7,441
Accrued compensation	483	441
Commodity risk management liability	63	--
Other current liabilities	79	84
Total current liabilities	9,504	7,966

Noncurrent liabilities:
Long-term debt	6,000	6,000
Asset retirement obligations	1,178	1,133
Other accrued liabilities	1,010	1,029
Total noncurrent liabilities	8,188	8,162

Commitments and contingencies:

Shareholders' equity:
Common stock, $0.01 par value; unlimited shares authorized 28,388,372 shares issued and 28,047,661
outstanding at March 31, 2015, 28,047,661 issued and outstanding at December 31, 2014	280	280
Additional paid-in capital	124,095	123,980
Accumulated deficit	(40,512)	(16,809)
Other comprehensive loss	(56)	(56)
Total shareholders' equity	83,807	107,395

Total liabilities and shareholders' equity	$101,499	$123,523

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Oil sales	$2,297	$7,574
Gas sales	331	481
NGL sales	51	201
Total revenues	2,679	8,256

Operating expenses:
Oil and gas	1,852	1,972
Oil and gas depreciation, depletion
and amortization	2,874	3,294
Impairment of oil and gas properties	19,240	--
Water treatment plant	458	457
Mineral holding costs	295	300
General and administrative	1,479	1,606
Total operating expenses	26,198	7,629
(Loss) income from operations	(23,519)	627
Other income and (expenses):
Realized (loss) on risk
management activities	(114)	(158)
Unrealized (loss) on risk
management activities	(63)	(173)
Gain on the sale of assets	16	28
Miscellaneous income	39	21
Interest income	1	1
Interest expense	(63)	(96)
Total other income and (expenses)	(184)	(377)

(Loss) income before income taxes	(23,703)	250

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended March 31,
	2015	2014
Income taxes:
Current (provision for)	--	--
Deferred benefit from	--	--
	--	--

Net (loss) income	$(23,703)	$250

(Loss) Earnings per share basic and diluted
(Loss) earnings	$(0.85)	$0.01
	$(0.85)	$0.01

Weighted average shares outstanding
Basic	28,047,661	27,738,083

Diluted	28,047,661	28,142,253

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2015	2014
Net (loss) income:	$(23,703)	$250
Other comprehensive (loss):
Marketable securities, net of tax	--	(25)

Total comprehensive (loss) income	$(23,703)	$225

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(23,703)	$250
Adjustments to reconcile net (loss) income to
net cash provided by operations
Depreciation, depletion & amortization	2,941	3,362
Change in fair value of commodity price
risk management activities, net	63	173
Impairment of oil and gas properties	19,240	--
(Gain) on sale of assets	(16)	(28)
Noncash compensation	158	143
Noncash services	20	17
Accounts payable	567	270
Overpayment by operators	742	128
Net changes in assets and liabilities	1,809	54
Net cash provided by operating activities	1,821	4,369
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(1,843)	(8,495)
Acquisition of property, plant and equipment	(4)	(1,202)
Proceeds from sale of property and equipment	16	28
Net change in restricted investments	(24)	(16)
Net cash (used in) investing activities:	(1,855)	(9,685)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the three months ended March 31,
	2015	2014
Cash flows from financing activities:
Issuance of common stock	--	(27)
Proceeds from new debt	--	2,000
Net cash provided by financing activities	--	1,973

Net (decrease) in cash and cash equivalents	(34)	(3,343)

Cash and cash equivalents at beginning of period	4,010	5,855

Cash and cash equivalents at end of period	$3,976	$2,512

Supplemental disclosures:
Interest paid	$63	$96

Non-cash investing and financing activities:

Unrealized change from available for sale securities	$--	$25

Acquisition and development of oil and gas
properties through accounts payable	$128	$596

Acquisition and development of oil and gas properties
through asset retirement obligations	$33	$76

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended March 31, 2015 and March 31, 2014 have been prepared by U.S. Energy Corp. ("we," "us," "U.S. Energy" or the "Company") in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  The financial statements at March 31, 2015 and December 31, 2014 include the Company's wholly owned subsidiary Energy One LLC ("Energy One"), which owns the majority of the Company's oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for under the equity method, whereby the Company records its proportionate share of the entities' results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

2)      Summary of Significant Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB."  The FASB determines GAAP, which we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

For detailed descriptions of our significant accounting policies, please see the 2014 10-K (Note B, pages 87 to 96).

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at March 31, 2015 and December 31, 2014 which were not included in the amortized cost pool were $9.6 million and $12.5 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations and land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at March 31, 2015 or December 31, 2014.

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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2015.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended March 31, 2015, we used prices of $82.72 per barrel for oil and $3.882 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

Primarily due to the lower oil prices, the Company recorded a proved property impairment of $19.2 million related to its oil and gas assets during the three months ended March 31, 2015.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.  Recent declines in the price of oil have significantly increased the risk of ceiling test write-downs in future periods.

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

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at March 31, 2015 and December 31, 2014 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

Our carrying balance in the Mt. Emmons property at March 31, 2015 and December 31, 2014 is as follows:

	(In thousands)
	March 31,	December 31,
	2015	2014
Costs associated with Mount Emmons
beginning of year	$21,942	$20,739
Property purchase (1)	--	1,203
Costs at the end of the period	$21,942	$21,942

(1)On January 21, 2014, the Company acquired Thompson Creek Metals' ("TCM") 50% interest in 160 acres of fee land in the vicinity of the Mt. Emmons project mining claims for $1.2 million.  The property was originally acquired jointly by the Company and TCM in January 2009.

Properties and Equipment

Components of Property, Plant and Equipment as of March 31, 2015 and December 31, 2014 are as follows:

	(In thousands)
	March 31,	December 31,
	2015	2014
Property, plant and equipment	$8,320	$8,346
Less accumulated depreciation	(4,441)	(4,404)
Net book value	$3,879	$3,942

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

Derivative Instruments

The Company uses derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk relating to its oil and gas production.  All derivative instruments are recorded in the consolidated balance sheets at fair value. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty. Although the Company does not designate any of its derivative instruments as cash flow hedges, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with forecasted future oil and gas production. These contracts are accounted for using the mark-to-market accounting method and accordingly, the Company recognizes all unrealized and realized gains and losses related to these contracts currently in earnings and classifies them as gain (loss) on derivative instruments, on a net basis, in our consolidated statements of operations. The Company may also use puts, calls and basis swaps from time to time.

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

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of March 31, 2015 were not significant.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  The objective of ASU 2015-03 is to simplify the presentation of debt issuance costs in financial statements by presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied retrospectively.  Early adoption is permitted.  The adoption of this standard will not have an impact on the Company's consolidated financial statements, other than balance sheet reclassifications.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern ("ASU 2014-15").  The objective of ASU 2014-15 is to provide guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter.  The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014‑09").  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company is currently evaluating the impact of adopting ASU 2014‑09, but the standard is not expected to have a significant effect on its consolidated financial statements.

There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of March 31, 2015.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	March 31,	December 31,
	2015	2014
Beginning asset retirement obligation	$1,133	$812
Accretion of discount	12	40
Liabilities incurred	33	310
Liabilities settled	--	(29)
Ending asset retirement obligation	$1,178	$1,133

Mineral properties	$192	$187
Oil and Gas wells	986	946
Ending asset retirement obligation	$1,178	$1,133

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts.  The Company's derivative contracts are currently held with a single counterparty.  The Company has a netting arrangement with the counterparty that provides for the offset of payables against receivables from separate derivative arrangements with the counterparty in the event of contract termination.  The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

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

Energy One's commodity derivative contracts as of March 31, 2015 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Put
02/01/15 - 04/30/15	Wells Fargo	WTI	500	Put:	$46.00

Crude Oil Costless Collar
05/01/15 - 12/31/15	Wells Fargo	WTI	500	Put:	$45.00
				Call:	$58.79

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the consolidated balance sheet (in thousands):

		As of March 31, 2015
		(In thousands)
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$287	$(287)	$--
Crude oil derivative contract	Current liabilities	$350	$(287)	$63

The following table summarizes the unrealized and realized gains and losses presented in the accompanying statements of operations:

	(In thousands)
	Three months ended March 31,
	2015	2014
Realized derivative (loss)	$(114)	$(158)
Unrealized derivative (loss)	$(63)	$(173)
Total realized and unrealized derivative (loss)	$(177)	$(331)

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
•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-derived valuations whose inputs or significant value drivers are observable.

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

The following tables list the Company's assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	(In thousands)
		Fair Value Measurements at March 31, 2015 Using

Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$25	$25	$--	$--

Total assets	$25	$25	$--	$--

Commodity risk management liability	$63	$--	$63	$--
Executive retirement program liability	1,245	$--	$--	$1,245

Total liabilities	$1,308	$--	$63	$1,245

		Fair Value Measurements at December 31, 2014 Using

Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$25	$25	$--	$--

Total assets	$25	$25	$--	$--

Executive retirement program liability	$1,309	$--	$--	$1,309

Total liabilities	$1,309	$--	$--	$1,309

Fair Value of Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices obtained from independent pricing services.  Accordingly, the Company has classified these instruments as Level 1.

Fair Value of Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company's own credit rating.  In consideration of counterparty credit risk, the Company assessed the likelihood that the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  At March 31, 2015 and December 31, 2014, derivative instruments utilized by the Company consist of "puts" and "no premium" collars.  The crude oil derivative markets are highly active.  Although the Company's derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

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

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value as it bears interest at variable rates over the term of the loan.  The fair value and carrying value of our debt was $6.0 million as of March 31, 2015.

6)      Debt

Revolving Credit Facility

Energy One, a wholly-owned subsidiary the Company, has in place a credit facility with Wells Fargo Bank, National Association.  As of March 31, 2015, the maximum credit available under the credit facility was $100.0 million and the borrowing base under the facility was $24.5 million.  Effective April 15, 2015, the borrowing base under Energy One LLC's credit facility with Wells Fargo Bank, National Association was decreased from $24.5 million to $7.5 million.

As of March 31, 2015, the Company had $6.0 million in outstanding borrowings under the credit facility.  Borrowings under the credit facility are collateralized by Energy One's oil and gas producing properties.  Each borrowing under the agreement has a term of six months, but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  Our intent is to extend this debt and therefore we have classified it as a long-term liability.  The current weighted average interest rate on this debt is 2.68% at March 31, 2015.  As of March 31, 2015, Energy One was in compliance with all the covenants under the credit facility.

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

7)      Shareholders' Equity

Common Stock

The following table details the changes in common stock during the three months ended March 31, 2015:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2015	28,047,661	$280	$123,980
Issuance of restricted stock	340,711	--	--
Stock-based compensation	--	--	115

Balance March 31, 2015	28,388,372	$280	$124,095

Restricted Stock

The Company grants shares of restricted stock as part of its equity compensation program. Shares of restricted stock are valued at the closing price of the Company's common stock on the grant date and are recognized as general and administrative expense over the vesting period of the award.

During the three months ended March 31, 2015, the Company granted 340,711 shares of restricted stock under the 2012 Equity and Performance Incentive Plan (the "2012 Equity Plan") to certain employees.  The restricted shares vest in equal tranches over three years and had a fair value at issuance of $1.50 per share, which is equal to the closing price of the Company's stock on the date of grant.  Total expense recorded for restricted stock for the three months ended March 31, 2015 and 2014 was $41,000 and $0, respectively. As of March 31, 2015, there was $470,000 of total unrecognized compensation expense related to unvested restricted stock awards, which will be amortized through 2017.

A summary of the status and activity of non-vested restricted stock for the three-month period ended March 31, 2015 is presented in the following table:

	Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	--	$--
Granted	340,711	$1.50
Non-vested at end of quarter	340,711	$1.50

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the three months ended March 31, 2015:

	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2014	2,097,413	$3.82	178,666	$3.28
Granted	340,711	$1.50	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	--	$--
Exercised	--	$--	--	$--
Outstanding at March 31, 2015	2,438,124	$3.50	178,666	$3.28
Exercisable at March 31, 2015	1,949,080	$3.95	97,333	$3.23

Weighted Average Remaining Contractual Life - Years		4.26		7.64

Aggregate intrinsic value of options outstanding ($ Thousands)		$--		$--

Employee Stock Options.  During the three months ended March 31, 2015, we issued 340,711 options to certain employees under the 2012 Equity Plan.  The options were issued at the closing price of $1.50 on the date of grant, vest over a three year period and expire ten years from the date of grant.  These options were valued under the Black-Scholes pricing model using a risk free interest rate of 1.765%, expected life of six years and expected volatility of 63.3585%.  During the three months ended March 31, 2015 and 2014, we recorded $54,000 and $43,000, respectively, in compensation expense for employee stock options.  As of March 31, 2015, there was $369,000 of total unrecognized compensation cost related to employee stock options, which is expected to be amortized over a weighted average period of 2.33 years.

Director Stock Options.  During the three months ended March 31, 2015 and 2014, we recorded $20,000 and $16,000, respectively, in expense for options issued to non-employee directors.  As of March 31, 2015, there was $126,000 of total unrecognized compensation cost related to director stock options, which is expected to be amortized over a weighted average period of 2.30 years.

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

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The deferred income tax assets or liabilities for an oil and gas exploration company are dependent on many variables such as estimates of the economic lives of depleting oil and gas reserves and commodity prices.  Accordingly, the asset or liability is subject to continual recalculation, and revision of the numerous estimates required, and may change significantly in the event of occurrences such as major acquisitions, divestitures, commodity price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

The Company does not expect to pay any federal or state income tax for 2015 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of March 31, 2015, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

9)      Segment Information

As of March 31, 2015, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three months ended March 31, 2015 and 2014, and total assets as of March 31, 2015 and December 31, 2014 by segment, are as follows:

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	For the three months ended March 31,
	2015	2014
Revenues:
Oil and gas	$2,679	$8,256
Total revenues	2,679	8,256

Operating expenses:
Oil and gas	23,966	5,266
Mineral properties	753	757
Total operating expenses	24,719	6,023

Interest expense:
Oil and gas	89	84
Mineral properties	--	--
Total interest expense	89	84

Operating income (loss)
Oil and gas	$(21,376)	$2,906
Mineral properties	(753)	(757)
Operating income (loss)
from identified segments	(22,129)	2,149

General and administrative expenses	(1,479)	(1,606)
Add back interest expense	89	84
Other revenues and expenses	(184)	(377)

Income (loss) before income taxes	$(23,703)	$250

Depreciation depletion and amortization expense:
Oil and gas	$2,874	$3,294
Mineral properties	31	31
Corporate	36	37
Total depreciation depletion
amortization expense	$2,941	$3,362

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	March 31,	December 31,
	2015	2014
Assets by segment
Oil and gas	$73,001	$92,020
Mineral	21,945	21,942
Corporate	6,553	9,561
Total assets	$101,499	$123,523

10)      Earnings Per Share

Basic net income per common share is calculated by dividing net income available to common stockholders by the basic weighted-average common shares outstanding for the relevant period.  The Company's earnings per share calculations reflect the impact of any repurchases of shares of common stock made by the Company.  Diluted net income per common share is calculated by dividing adjusted net income by the diluted weighted-average common shares outstanding, which includes the effect of potentially dilutive securities.  Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options (which were assumed to have been exercised at the average market price of the common shares during the reporting period) and unvested restricted stock. The treasury stock method is used to measure the dilutive impact of unvested restricted stock and in-the-money stock options.

The following table sets forth the calculations of basic and diluted earnings per share (in thousands except share amounts and per share data):

	(In thousands except share amounts, and per share data)
	Three months ended March 31,
	2015	2014
Net income (loss)	$(23,703)	$250

Basic weighted-average common shares outstanding	28,047,661	27,738,083
Add: dilutive effect of stock options	--	404,170
Add: dilutive effect of unvested restricted stock	--	--
Diluted weighted-average common shares outstanding	28,047,661	28,142,253

Basic net (loss) income per share	$(0.85)	$0.01
Diluted net (loss) income per share	$(0.85)	$0.01

The following options and unvested restricted stock, which could be potentially dilutive in future periods, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive for the periods indicated:

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	Three months ended March 31,
	2015	2014
Weighted-average anti-dilutive stock options	2,616,790	1,055,000
Weighted-average anti-dilutive restricted stock awards	336,925	--
	2,953,715	1,055,000

11)            Commitments and Contingencies

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

Water Rights Litigation –Mt. Emmons Project

On July 25, 2008, we filed an Application for Finding of Reasonable Diligence with the Colorado Water Court ("Water Diligence Application") concerning the conditional water rights associated with the Mt. Emmons Project (Case No. 2008CW81).  The conditional water decree ("Decree") required the Company to file its proposed plan of operations and associated permits with the Forest Service and BLM within six years of entry of the Decree, or within six years of the final determination of the pending patent application, whichever occurred later.  The BLM issued the mineral patents on April 2, 2004.  Although the issuance of the patents was appealed, on April 30, 2007, the United States Supreme Court made a final determination (by denial of certiorari) upholding BLM's issuance of the mineral patents.  The Company filed a plan of operations on March 31, 2010.  On April 20, 2015, the Colorado Water Court entered a decree granting the Water Diligence Application.  The decree continues the conditional water rights for a six-year period and requires the Company to submit a new Application for Finding of Reasonable Diligence in April 2021 if the water rights have not been applied to a beneficial use by that time.

Quiet Title Action – Dimmit County, TX

On October 4, 2013, Dimmit Wood Properties, Ltd. ("Dimmit") filed a quiet title, breach of contract, and trespass action against Chesapeake Exploration, LLC ("Chesapeake"), Crimson Exploration Operating, Inc. ("Crimson"), EXCO Operating Company, LP, OOGC America, Inc., Energy One and Liberty Energy, LLC ("Liberty") (jointly referred to as "Defendants") concerning an 800.77 gross acre oil and gas lease ("Lease") located in Dimmit County, Texas.  Crimson, Energy One and Liberty received an assignment from Chesapeake of the Lease, in which Energy One has a 30% working interest.  Dimmit alleged that the Lease terminated due to the failure to achieve production in paying quantities and for having non-existent production for allegedly significant time periods.  On October 28, 2013, the Defendants filed an answer, asserting that production in paying quantities was achieved in the primary term of the Lease with an existing producing well and that the Lease has remained in good standing and had not terminated.  The Defendants also filed Counterclaims against Dimmit, including but not limited to breach of contract, as well as a third-party action against Sage Energy Company, alleging tortious interference with the lease.  On April 27, 2015, the Company, Crimson and Liberty agreed to settle

U.S. ENERGY CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

the action.  According to the settlement, the Company will receive a cash payment in exchange for releasing its interest in the subject lease.  The settlement agreement does not affect a similar case involving Dr. Darrell Willerson, Sue Willerson and Willerson Energy Partners, L.P.

12)            Subsequent Events

Effective April 15, 2015, the borrowing base under Energy One LLC's credit facility with Wells Fargo Bank, National Association was decreased from $24.5 million to $7.5 million.  The redetermination was based on reserves and production forecasts as of December 31, 2014, taking into account current oil and natural gas price forecasts.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the three months ended March 31, 2015 and 2014.  The following also updates information as to our financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see "Forward Looking Statements").  The following discussion should also be read in conjunction with our condensed consolidated financial statements and the notes thereto.

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

Our current capitalized amounts in the oil and gas and mining areas at March 31, 2015 and December 31, 2014 were as follows:

	(In thousands)
	March 31,	December 31,
	2015	2014
Proved oil and gas properties	$58,591	$75,724
Unproved oil and gas properties	9,200	10,188
Exploratory wells in progress	368	2,357
Undeveloped mining properties	21,942	21,942
	$90,101	$110,211

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of March 31, 2015 and 2014.

	March 31,
	2015		2014
	Gross	Net(1)	Gross	Net(1)
Williston Basin:
Productive wells	102.00	10.32	97.00	10.62
Wells being drilled or awaiting completion	7.00	0.01	13.00	0.22

South Texas:
Productive wells	35.00	9.53	23.00	6.28
Wells being drilled or awaiting completion	2.00	0.46	2.00	0.60

Gulf Coast:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	140.00	20.41	123.00	17.46
Wells being drilled or awaiting completion	9.00	0.47	15.00	0.82

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Our net investment in Williston Basin, North Dakota wells was $258,000 during the three months ended March 31, 2015.

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Statoil Oil & Gas, L.P. ("Statoil").  From August 24, 2009 to March 31, 2015, we have drilled and completed 24 gross (6.39 net) Bakken formation wells and two gross (0.22 net) Three Forks formation wells under our Drilling Participation Agreement with Statoil.  Statoil operates all of the wells.
Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC ("Zavanna").  Through March 31, 2015, we have drilled and completed 44 gross (3.11 net) Bakken formation wells and nine gross (0.33 net) Three Forks formation wells in these prospects.  The wells are operated by Zavanna (18 gross, 2.91 net), Emerald Oil, Inc. (30 gross, 0.35 net), Murex Petroleum (2 gross, 0.13 net), Kodiak Oil & Gas Corp. (2 gross, 0.04 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  During the first three months of 2015, we completed three gross (0.01 net) wells in the Yellowstone and SEHR prospects.
Bakken/Three Forks Asset Package.  In 2012, we acquired approximately 400 net acres in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  In June 2014, we sold our interest in eight of these 23 drilling units (approximately 285.7 net acres) for $12.2 million.   At March 31, 2015, there were 23 gross (0.24 net) producing wells in the remaining 15 drilling units.  At March 31, 2015, seven additional gross (0.01 net) wells had been spud and were in progress.

South Texas (Eagle Ford Shale and Buda Limestone)

Booth-Tortuga and Leona River Prospects.  We participate in the Booth-Tortuga and Leona River prospects with Contango Oil & Gas Company ("Contango").  At March 31, 2015, we have 30 gross (8.23 net) producing wells in these prospects, comprised of 16 gross (4.35 net) Buda limestone wells, three gross (0.90 net) Eagle Ford Shale wells and 11 gross (2.98 net) Austin Chalk wells.  One additional Buda limestone well (0.13 net) was in progress at March 31, 2015.  The wells are operated by Contango (28 gross, 8.08 net), WCS Oil & Gas Corporation (2 gross, 0.15 net) and CML Exploration (1 gross, 0.13 net).  Our net investment in these wells during the first three months of 2015, including lease acquisition and holding costs in the prospects, was $771,000.

Big Wells Prospect.   We participate in the Big Wells prospect with U.S. Enercorp.  At March 31, 2015, we have two gross (0.30 net) producing Buda limestone wells in this prospect.

Carrizo Creek and South McKnight Prospects.  We participate in the Carrizo Creek and South McKnight prospects with U.S. Enercorp.  At March 31, 2015, we have three gross (1.0 net) producing wells in these prospects.  One additional well (0.33 net) was in progress at March 31, 2015.  Our net investment in this acreage and wells during the three months ended March 31, 2015 was $941,000.

Onshore U.S. Gulf Coast

We participate with three different operators in the onshore U.S. Gulf Coast area.  At March 31, 2015, we had three gross (0.56 net) producing wells in this region.

2015 Production Results

The following table provides a regional summary of our net production during the first three months of 2015:

	Williston Basin	South Texas	Gulf Coast	Total
First Three Months of 2015 Production
Oil (Bbl)	45,880	13,323	4	59,207
Gas (Mcf)	25,354	44,932	42,545	112,831
NGLs (Bbl)	4,718	3,496	--	8,214
Equivalent (BOE)	54,824	24,308	7,095	86,227
Avg. Daily Equivalent (BOE/d)	609	270	79	958
Relative percentage	63.6%	28.2%	8.2%	100%

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

As this transaction has not closed as of the date of this report, the timing of any potential future receipt of funds from any of these contingencies is not known.

Mount Emmons Molybdenum Project

With respect to the Mount Emmons project, the Company expects to continue its scoping analysis of the Mine Plan of Operations with the U.S. Forest Service through the balance of 2015.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended March 31, 2015 and the immediately preceding three quarters.

	For the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(in thousands, except for production data)
Production (BOE)	86,227	101,265	142,484	116,499
Oil, gas and NGL production revenue	$2,679	$5,067	$9,928	$9,128
Unrealized and realized derivative gain (loss)	$(177)	$829	$696	$(612)
Impairment of oil and gas properties	$19,240	$--	$--	$--
Lease operating expense	$1,594	$2,585	$2,238	$1,807
Production taxes	$258	$467	$790	$779
DD&A	$2,874	$3,187	$4,621	$3,583
General and administrative	$1,479	$1,390	$2,030	$1,533
Mineral holding costs	$295	$166	$439	$205
Water treatment plant	$458	$475	$491	$452
Income (loss)	$(23,703)	$(2,334)	$(63)	$56

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, we recorded a net loss after taxes of $23.7 million, or $0.85 per share basic and diluted, as compared to net income after taxes of $250,000, or $0.01 per share basic and diluted, during the same period of 2014.

Oil and Gas Operations.   Oil and gas operations generated an operating loss of $21.3 million during the quarter ended March 31, 2015 as compared to operating income of $3.0 million during the quarter ended March 31, 2014.  The following table summarizes production volumes, average sales prices and operating revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Increase
	2015	2014	(Decrease)
Production volumes
Oil (Bbls)	59,207	83,565	(24,358)
Natural gas (Mcf)	112,831	98,807	14,024
Natural gas liquids (Bbls)	8,215	5,060	3,155
Equivalent (BOE)	86,227	105,093	(18,866)
Avg. Daily Equivalent (BOE/d)	958	1,168	(210)
Average sales prices
Oil (per Bbl)	$38.80	$90.64	$(51.84)
Natural gas (per Mcf)	2.93	4.87	(1.94)
Natural gas liquids (per Bbl)	6.21	39.72	(33.51)
Equivalent (BOE)	31.07	78.56	(47.49)
Operating revenues (in thousands)
Oil	$2,297	$7,574	$(5,277)
Natural gas	331	481	(150)
Natural gas liquids	51	201	(150)
Total operating revenue	2,679	8,256	(5,577)
Oil and gas production expense	(1,594)	(1,250)	(344)
Production taxes	(258)	(722)	464
Impairment	(19,240)	--	(19,240)
Income before depreciation, depletion and amortization	(18,413)	6,284	(24,697)
Depreciation, depletion and amortization	(2,874)	(3,294)	420
Income	$(21,287)	$2,990	$(24,277)

During the three months ended March 31, 2015, we produced 86,227 BOE, or an average of 958 BOE/d as compared to 105,093 BOE or 1,168 BOE/d during the three months ended March 31, 2014.  In our South Texas region, production decreased 34%, from 36,725 BOE to 24,308 BOE as a result of normal production declines and fewer wells being drilled due to low commodity prices.  Production in our Bakken region decreased 11%, from 61,906 BOE to 54,824 BOE, as a result of normal production declines.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids ("NGLs") that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $2.7 million in revenues during the three months ended March 31, 2015 as compared to $8.3 million during the same period in 2014.  The $5.6 million decrease in revenue is primarily due to lower oil and gas prices and lower oil and gas sales volumes in the first quarter of 2015 as compared to the first quarter of 2014.

Our average net realized price (operating revenue per BOE) for the three months ended March 31, 2015 was $31.07 per BOE compared with $78.56 per BOE for the same period in 2014.  Due to takeaway constraints, the discount to West Texas Intermediate ("WTI") quoted prices, or differential, for oil prices in the Williston Basin has ranged from $15.00 to $16.50 per barrel during the three months ended March 31, 2015.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $1.6 million for the three months ended March 31, 2015 was comprised of $1.4 million in lease operating expense and $179,000 in workover expense.

During the three months ended March 31, 2015, the Company recorded a proved property impairment of $19.2 million related to its oil and gas assets.  The impairment was primarily due to the decline in the price of oil. There were no proved property impairments recorded during the first three months of 2014.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended March 31, 2015 was $33.33 per BOE compared to $31.34 per BOE for the same period in 2014.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $458,000 in costs and expenses for the water treatment plant and $295,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended March 31, 2015.  During the three months ended March 31, 2014, we recorded $457,000 in operating costs related to the water treatment plant and $300,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses decreased by $127,000 during the three months ended March 31, 2015 compared to general and administrative expenses for the three months ended March 31, 2014.  The decrease in general and administrative costs in 2015 is primarily a result of a $102,000 reduction in professional services and a $25,000 reduction in other general and administrative costs.  The following table details the changes in the Company's general and administrative costs for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	(In thousands)
	For the three months ended March 31,
	2015	2014	Change
Professional services	$172	$274	$(102)
Director's fees	90	69	21
Contract services	94	106	(12)
Executive retirement	15	23	(8)
Other compensation	851	852	(1)
Other costs	257	282	(25)
Total general and administrative costs	$1,479	$1,606	$(127)

Other Income and Expenses.  We recognized an unrealized and realized derivative loss of $177,000 in the first quarter of 2015 compared to a loss of $331,000 for the same period in 2014.  The 2015 amount includes a gain on unrealized changes in the fair value of our commodity derivative contracts of $63,000 and realized cash settlement losses on derivatives of $114,000.

During the three months ended March 31, 2015, we recorded a $16,000 gain from the sale of assets.  During the three months ended March 31, 2014, we recorded a gain on the sale of assets of $28,000.

Interest income was $1,000 during each of the quarters ended March 31, 2015 and 2014.

As a result of lower average debt balances, interest expense decreased to $63,000 during the quarter ended March 31, 2015 from $96,000 during the quarter ended March 31, 2014.

Overview of Liquidity and Capital Resources

At March 31, 2015, we had $4.0 million in cash and cash equivalents and our working capital deficit (current assets minus current liabilities) was $3.9 million.  As discussed below in "Capital Resources and Capital Requirements", we project that our capital resources at March 31, 2015 will be sufficient to fund our operations and capital projects through the balance of 2015.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for capital could increase significantly over the next several months if, among other things, we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider borrowing more than currently anticipated on our revolving credit facility, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.

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

Capital Resources

Primary potential sources of future liquidity include the following:

Oil and Gas Production.  At March 31, 2015, we had 140 gross (20.41 net) producing wells.  During the three months ended March 31, 2015, we received an average of $893,000 per month from these producing wells with an average operating cost of $531,000 per month (including workover costs) and production taxes of $86,000, for average net cash flows of $276,000 per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations through the balance of 2015 will approximate average cash flows for the first three months of 2015.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to certain of our counterparties will eventually decrease the amount of cash flow we receive from the relevant wells.  We anticipate drilling more wells with current partners and with others in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At March 31, 2015, we had $4.0 million in cash and cash equivalents.

Wells Fargo Revolving Credit Facility.  On July 30, 2010, we established a senior credit facility through our wholly owned subsidiary Energy One to borrow up to $75 million (since increased to $100 million as described below) from a syndicate of banks, financial institutions and other entities, including Wells Fargo Bank, National Association, which acquired the North American reserve-based and related diversified energy lending business of our initial lending institution, BNP Paribas.  The senior credit facility is being used to advance our short and mid-term goals of increasing our investment in oil and gas.  As of the date of this report, the commitment amount is $100 million and the borrowing base is $7.5 million.

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

As of March 31, 2015, Energy One was in compliance with all the covenants under the revolving credit facility, however, reduction of the borrowing base, effective April 15, 2015, from $24.5 million to $7.5 million will make compliance with the Current Ratio covenant more difficult, and potentially unachievable, beginning as of June 30, 2015.  Further, if oil prices continue to remain depressed through the end of 2015, we may not be able to borrow additional funds under the revolver due to limitations under the Total Debt to EBITDAX covenant.  Additionally, Energy One is restricted from transferring funds to the Company if the amount borrowed under the senior credit facility exceeds 80% of the borrowing base, or if a Borrowing Base Deficiency, Default or Event of Default exists or would exist after such payment.  In the short term, we believe that the Company has sufficient funds to meet its obligations, but in the longer term, this restriction could cause cash shortfalls for the Company.

As of the date of this report, we have outstanding borrowings of $6.0 million under the credit facility.

Capital Requirements

Our direct capital requirements during the balance of 2015 relate to the funding of our drilling programs, the potential acquisition of prospective oil and gas properties and/or existing production, payment of debt obligations, operating and capital improvement costs relating to the water treatment plant at Mt. Emmons, ongoing permitting activities for the Mt. Emmons project and general and administrative costs.  We intend to finance our 2015 capital expenditure plan primarily from the sources described above under "Capital Resources".  We may be required to reduce or defer part of our 2015 capital expenditures plan if we are unable to obtain sufficient financing from these sources.  We regularly review our capital expenditure budget to assess changes in current and projected cash flows, acquisition opportunities, debt requirements and other factors.

Oil and Gas Exploration and Development.  Through March 31, 2015, we have spent approximately $2.0 million of our $8.2 million 2015 oil and gas capital expenditure budget.  The remaining $6.2 million is currently budgeted to be spent on exploration and acquisition initiatives in South Texas and in the Williston Basin of North Dakota.  Actual capital expenditures for each regional drilling program are contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2015 are expected to be approximately $144,000 per month and holding costs related to the mine are expected to average $90,000 per month.

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

Reclamation Costs.  We have reclamation obligations with an estimated present value of $986,000 related to our oil and gas wells and $191,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed in 2015 unless a well, or wells, are abandoned due to unexpected operational challenges or if a well becomes uneconomical.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash Flows During the Three Months Ended March 31, 2015

The following table presents changes in cash flows between the three month periods ended March 31, 2015 and 2014.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the three months ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$1,821	$4,369	$(2,548)
Net cash (used in) investing activities	(1,855)	(9,685)	7,830
Net cash provided by financing activities	--	1,973	(1,973)

Operating Activities.  Cash provided by operations for the three month period ended March 31, 2015 decreased to $1.8 million as compared to cash provided by operations of $4.4 million for the same period of 2014.  This $2.6 million year over year decrease in cash from operating activities is primarily due to lower oil and gas revenue, partially offset by lower oil and gas operating expenses during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  For further discussion related to cash provided by operations, please refer to "Results of Operations" above.

Investing Activities.  During the three months ended March 31, 2015, investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $1.8 million, the acquisition of equipment in the amount of $4,000 and a net change of $24,000 in restricted investments.  During this period, investing activities provided $16,000 in cash from the sale of used equipment.

The $7.8 million change in investing activities during the three months ended March 31, 2015 as compared to the same period of 2014 is primarily a result of: (a) a $6.7 million decrease in expenditures for acquisitions and development of oil and gas, (b) $1.2 million decrease in acquisitions of  properties and equipment, (c) $16,000 in proceeds from the sale of property and equipment in 2015 as compared to $28,000 during the 2014 period, and (d) an $8,000 decrease in the balance of restricted investments.

Financing Activities.  There were no financing activities during the three months ended March 31, 2015.  During the three months ended March 31, 2014, financing activities provided $2.0 million through additional borrowings under our credit facility.

Critical Accounting Policies and Estimates

For detailed descriptions of our critical accounting policies and estimates, we refer you to the corresponding section of Part II, Item 7 of our 2014 10-K (please see pages 69 to 72).

Future Operations

Management intends to continue the development of our oil and gas portfolio as well as seek additional investment opportunities in the oil and natural gas sector.  Long term, we intend to fund the holding and permitting costs associated with the Mt. Emmons property.

Effects of Changes in Prices

Natural resource operations are significantly affected by changes in commodity prices.  As prices for a particular commodity increase, values for prospects for that commodity typically also increase, making acquisitions of such properties more costly and sales potentially more valuable.  Conversely, a price decline could present acquisition opportunities related to that commodity, but could also make sales of such properties more difficult.  Operational impacts of changes in commodity prices are common in the oil and gas and mining industries.

At March 31, 2015, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices for oil and gas.

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements.  When used in this Form 10-Q, the words "will", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses.  In particular, careful consideration should be given to cautionary statements made in the "Risk Factors" section of our 2014 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference.  The Company undertakes no duty to update or revise any forward-looking statements.

Forward-looking statements also include those relating to the permitting and approval process for the Mount Emmons molybdenum project (the "Project").  There can be no assurance that U.S. Energy will receive the permits and approvals necessary to pursue the Project.  In addition, such permits and approvals, if received, could be unreasonably or unexpectedly delayed or made subject to conditions that reduce the benefits of the Project or render it uneconomic.  The process under NEPA may be longer than the Company expects, may involve substantial costs, and may require substantial management attention.  The mine, if constructed, could be substantially different in scope, productivity and economic potential than the mine contemplated in the Mine Plan of Operations.  In addition, if constructed, the operation of the mine will be subject to a wide variety of operating, commodity-price related and financial risks.

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at March 31, 2015:  Debt to third parties of $6.0 million, executive retirement obligations of $1.2 million and asset retirement obligations of $1.1 million.

The debt to third parties consists of $6.0 million in debt under our revolving credit facility.  Each borrowing under the revolving credit facility has a term of six months but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 31 years.

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

To mitigate some of our commodity risk, we use derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying our oil and gas production.  We may also use puts, calls and basis swaps from time to time.   We do not hold or issue derivative instruments for trading purposes.  The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of our future oil production, to achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage our exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements.  However, there is a risk that such use may limit our ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions.

Through Energy One, we have entered into commodity derivative contracts ("economic hedges") with Wells Fargo as described below.  The derivative contracts are priced using West Texas Intermediate ("WTI") quoted prices.  The Company is a guarantor of Energy One's obligations under the economic hedges.

Energy One's commodity derivative contracts as of March 31, 2015 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Put
02/01/15 - 04/30/15	Wells Fargo	WTI	500	Put:	$46.00

Crude Oil Costless Collar
05/01/15 - 12/31/15	Wells Fargo	WTI	500	Put:	$45.00
				Call:	$58.79

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Water Rights Litigation –Mt. Emmons Project

On July 25, 2008, we filed an Application for Finding of Reasonable Diligence with the Colorado Water Court ("Water Diligence Application") concerning the conditional water rights associated with the Mt. Emmons Project (Case No. 2008CW81).  The conditional water decree ("Decree") required the Company to file its proposed plan of operations and associated permits with the Forest Service and BLM within six years of entry of the Decree, or within six years of the final determination of the pending patent application, whichever occurred later.  The BLM issued the mineral patents on April 2, 2004.  Although the issuance of the patents was appealed, on April 30, 2007, the United States Supreme Court made a final determination (by denial of certiorari) upholding BLM's issuance of the mineral patents.  The Company filed a plan of operations on March 31, 2010.  On April 20, 2015, the Colorado Water Court entered a decree granting the Water Diligence Application.  The decree continues the conditional water rights for a six-year period and requires the Company to submit a new Application for Finding of Reasonable Diligence in April 2021 if the water rights have not been applied to a beneficial use by that time.

Quiet Title Action – Dimmit County, TX

On October 4, 2013, Dimmit Wood Properties, Ltd. ("Dimmit") filed a quiet title, breach of contract, and trespass action against Chesapeake Exploration, LLC ("Chesapeake"), Crimson Exploration Operating, Inc. ("Crimson"), EXCO Operating Company, LP, OOGC America, Inc., Energy One and Liberty Energy, LLC ("Liberty") (jointly referred to as "Defendants") concerning an 800.77 gross acre oil and gas lease ("Lease") located in Dimmit County, Texas.  Crimson, Energy One and Liberty received an assignment from Chesapeake of the Lease, in which Energy One has a 30% working interest.  Dimmit alleged that the Lease terminated due to the failure to achieve production in paying quantities and for having non-existent production for allegedly significant time periods.  On October 28, 2013, the Defendants filed an answer, asserting that production in paying quantities was achieved in the primary term of the Lease with an existing producing well and that the Lease has remained in good standing and had not terminated.  The Defendants also filed Counterclaims against Dimmit, including but not limited to breach of contract, as well as a third-party action against Sage Energy Company, alleging tortious interference with the lease.  On April 27, 2015, the Company, Crimson and Liberty agreed to settle the action.  According to the settlement, the Company will receive a cash payment in exchange for releasing its interest in the subject lease.  The settlement agreement does not affect a similar case involving Dr. Darrell Willerson, Sue Willerson and Willerson Energy Partners, L.P.
There have been no other material changes from the legal proceedings as previously disclosed in our 2014 10-K in response to Item 3 of Part I of such Form 10-K (pages 47-48).

ITEM 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, "Item 1A - Risk Factors" (pages 13 to 30) in the 2014 10-K which may materially affect the Company's business, financial condition or future results.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

U.S. ENERGY CORP.
(Registrant)

Date: May 8, 2015	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: May 8, 2015	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer