Form 10-Q
period 2015-06-30
US ENERGY CORP
filed 2015-08-10
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015 or

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

YES  ☐                  NO  ☒

At August 5, 2015 there were 28,047,661 outstanding shares of the Company's common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	4-5

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	6-7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014	8

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	9-10

	Notes to Condensed Consolidated Financial Statements	11-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

	Signatures	46

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$4,067	$4,010
Available for sale securities	30	25
Accounts receivable trade	1,778	3,177
Other current assets	234	288
Total current assets	6,109	7,500

Oil and gas properties under full cost method,
Proved oil and gas properties	130,172	147,486
Unproved oil and gas properties	8,190	10,188
Exploratory wells in progress	--	2,357
less depletion, depreciation and amortization	(76,691)	(71,762)
Net oil and gas properties	61,671	88,269

Undeveloped mining claims	21,942	21,942
Property, plant and equipment, net of
accumulated depreciation of $4,509 and $4,404	3,811	3,942
Other assets	1,885	1,870

Total assets	$95,418	$123,523

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2015	2014
Current liabilities:
Accounts payable	$8,696	$7,441
Accrued compensation	504	441
Commodity risk management liability	335	--
Current portion of debt	6,000	--
Other current liabilities	70	84
Total current liabilities	15,605	7,966

Noncurrent liabilities:
Long-term debt	--	6,000
Asset retirement obligations	1,218	1,133
Other accrued liabilities	955	1,029
Total noncurrent liabilities	2,173	8,162

Commitments and contingencies:

Shareholders' equity:
Common stock, $0.01 par value; unlimited shares authorized
28,388,372 shares issued and 28,047,661 outstanding
at June 30, 2015, 28,047,661 issued and outstanding
at December 31, 2014	280	280
Additional paid-in capital	124,203	123,980
Accumulated deficit	(46,792)	(16,809)
Other comprehensive loss	(51)	(56)
Total shareholders' equity	77,640	107,395

Total liabilities and shareholders' equity	$95,418	$123,523

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$2,934	$7,949	$5,231	$15,523
Gas sales	269	872	600	1,353
NGL sales	82	307	133	508
Total revenues	3,285	9,128	5,964	17,384

Operating expenses:
Oil and gas	2,021	2,586	3,873	4,558
Oil and gas depreciation, depletion
and amortization	2,055	3,583	4,929	6,877
Impairment of oil and gas properties	3,208	--	22,448	--
Water treatment plant	455	452	913	909
Mineral holding costs	252	205	547	505
General and administrative	1,221	1,533	2,700	3,139
Total operating expenses	9,212	8,359	35,410	15,988
(Loss) income from operations	(5,927)	769	(29,446)	1,396
Other income and (expenses):
Realized (loss) on risk
management activities	(25)	(374)	(139)	(532)
Unrealized (loss) on risk
management activities	(272)	(238)	(335)	(411)
Gain on the sale of assets	--	--	16	28
Miscellaneous income	9	47	48	68
Interest income	1	1	2	2
Interest expense	(66)	(149)	(129)	(245)
Total other income and (expenses)	(353)	(713)	(537)	(1,090)

(Loss) income before income taxes	(6,280)	56	(29,983)	306

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income taxes:
Current (provision for)	--	--	--	--
Deferred benefit from	--	--	--	--
	--	--	--	--
Net (loss) income	$(6,280)	$56	$(29,983)	$306

(Loss) income per share basic and diluted	$(0.22)	$--	$(1.07)	$0.01

Weighted average shares outstanding
Basic	28,047,661	27,785,280	28,047,661	27,761,837

Diluted	28,047,661	28,237,883	28,047,661	28,195,116

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) income:	$(6,280)	$56	$(29,983)	$306
Other comprehensive (loss):
Marketable securities, net of tax	5	(4)	5	(29)

Total comprehensive (loss) income	$(6,275)	$52	$(29,978)	$277

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(29,983)	$306
Adjustments to reconcile net (loss) income to
net cash provided by operations
Depreciation, depletion & amortization	5,063	7,013
Change in fair value of commodity price
risk management activities, net	335	411
Impairment of oil and gas properties	22,448	--
(Gain) on sale of assets	(16)	(28)
Noncash compensation	301	235
Noncash services	36	61
Accounts payable	2,023	58
Overpayment by operators	557	359
Net changes in assets and liabilities	1,354	310
Net cash provided by operating activities	2,118	8,725
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(3,543)	(19,540)
Acquisition of property, plant and equipment	(4)	(1,213)
Proceeds from sale of oil and gas properties	--	11,515
Proceeds from settlement of lawsuit	1,500	--
Proceeds from sale of property and equipment	16	28
Net change in restricted investments	(30)	(61)
Net cash (used in) investing activities:	(2,061)	(9,271)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the six months ended June 30,
	2015	2014
Cash flows from financing activities:
Issuance of common stock	--	(55)
Proceeds from new debt	--	8,000
Repayments of debt	--	(9,000)
Net cash (used in) financing activities	--	(1,055)

Net increase (decrease) in cash and cash equivalents	57	(1,601)

Cash and cash equivalents at beginning of period	4,010	5,855

Cash and cash equivalents at end of period	$4,067	$4,254

Supplemental disclosures:
Interest paid	$129	$245

Non-cash investing and financing activities:

Acquisition and development of oil and gas
properties through accounts payable	$1,325	$2,375

Increase in oil and gas properties
through asset retirement obligations	$61	$128

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended June 30, 2015 and June 30, 2014 have been prepared by U.S. Energy Corp. ("we," "us," "U.S. Energy" or the "Company") in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  The financial statements at June 30, 2015, June 30, 2014 and December 31, 2014 include the Company's wholly owned subsidiary Energy One LLC ("Energy One"), which owns the majority of the Company's oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for under the equity method, whereby the Company records its proportionate share of the entities' results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at June 30, 2015 and December 31, 2014 which were not included in the amortized cost pool were $8.2 million and $12.5 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations and land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at June 30, 2015 or December 31, 2014.

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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2015.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended June 30, 2015, we used prices of $71.68 per barrel for oil and $3.390 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

Primarily due to the lower oil prices, the Company recorded proved property impairments of $3.2 and $22.4 million related to its oil and gas assets during the three and six months ended June 30, 2015, respectively.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.  Recent declines in the price of oil have significantly increased the risk of ceiling test write-downs in future periods.

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

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at June 30, 2015 and December 31, 2014 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

Our carrying balance in the Mt. Emmons property at June 30, 2015 and December 31, 2014 is as follows:

	(In thousands)
	June 30,	December 31,
	2015	2014
Costs associated with Mount Emmons
beginning of year	$21,942	$20,739
Property purchase (1)	--	1,203
Costs at the end of the period	$21,942	$21,942

(1)On January 21, 2014, the Company acquired Thompson Creek Metals' ("TCM") 50% interest in 160 acres of fee land in the vicinity of the Mt. Emmons project mining claims for $1.2 million.  The property was originally acquired jointly by the Company and TCM in January 2009.

Properties and Equipment

Components of Property, Plant and Equipment as of June 30, 2015 and December 31, 2014 are as follows:

	(In thousands)
	June 30,	December 31,
	2015	2014
Property, plant and equipment	$8,320	$8,346
Less accumulated depreciation	(4,509)	(4,404)
Net book value	$3,811	$3,942

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

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of June 30, 2015 were not significant.

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern ("ASU 2014-15").  The objective of ASU 2014-15 is to provide guidance on management's responsibility to evaluate whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and annual and interim periods thereafter.  The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's consolidated financial statements and disclosures.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014‑09").  The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014‑09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company is currently evaluating the impact of adopting ASU 2014‑09, but the standard is not expected to have a significant effect on its consolidated financial statements.
There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of June 30, 2015.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	June 30,	December 31,
	2015	2014
Beginning asset retirement obligation	$1,133	$812
Accretion of discount	24	40
Liabilities incurred	61	310
Liabilities settled	--	(29)
Ending asset retirement obligation	$1,218	$1,133

Mineral properties	$196	$187
Oil and Gas wells	1,022	946
Ending asset retirement obligation	$1,218	$1,133

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

Energy One's commodity derivative contracts as of June 30, 2015 are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
05/01/15 - 12/31/15	Wells Fargo	WTI	500	Put:	$45.00
				Call:	$58.79

Crude Oil Costless Collar
01/01/16 - 06/30/16	Wells Fargo	WTI	350	Put:	$57.50
				Call:	$66.80

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

The following table details the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheet (in thousands):

		As of June 30, 2015
		(In thousands)
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$352	$(352)	$--
Crude oil derivative contract	Current liabilities	$687	$(352)	$335

The following table summarizes the unrealized and realized gains and losses presented in the accompanying statements of operations:

	(In thousands)		(In thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Realized derivative (loss)	$(25)	$(374)	$(139)	$(532)
Unrealized derivative (loss)	$(272)	$(238)	$(335)	$(411)
Total realized and unrealized derivative (loss)	$(297)	$(612)	$(474)	$(943)

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

The following tables list the Company's assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	(In thousands)
		Fair Value Measurements at June 30, 2015 Using

Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$30	$30	$--	$--

Total assets	$30	$30	$--	$--

Commodity risk management liability	$335	$--	$335	$--
Executive retirement program liability	1,190	$--	$--	$1,190

Total liabilities	$1,525	$--	$335	$1,190

		Fair Value Measurements at December 31, 2014 Using

Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$25	$25	$--	$--

Total assets	$25	$25	$--	$--

Executive retirement program liability	$1,309	$--	$--	$1,309

Total liabilities	$1,309	$--	$--	$1,309

Fair Value of Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices obtained from independent pricing services.  Accordingly, the Company has classified these instruments as Level 1.

Fair Value of Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company's own credit rating.  In consideration of counterparty credit risk, the Company assessed the likelihood that the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  At June 30, 2015, derivative instruments utilized by the Company consist of "no premium" collars.  The crude oil derivative markets are highly active.  Although the Company's derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

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

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value as it bears interest at variable rates over the term of the loan.  The fair value and carrying value of our debt was $6.0 million as of June 30, 2015.

6)      Debt

Revolving Credit Facility

Energy One, a wholly-owned subsidiary the Company, has in place a credit facility with Wells Fargo Bank, National Association ("Wells Fargo").  As of June 30, 2015, the maximum credit available under the credit facility was $100.0 million and the borrowing base under the facility was $7.5 million.  Effective July 16, 2015, the borrowing base was decreased to $7.0 million.

As of June 30, 2015, the Company had $6.0 million in outstanding borrowings under the credit facility.  Borrowings under the credit facility are collateralized by Energy One's oil and gas producing properties.  Each borrowing under the agreement has a term of six months, but can be continued at our election through July 2017 if we remain in compliance with the covenants under the facility.  The current weighted average interest rate on this debt is 2.94% at June 30, 2015.

At June 30, 2015, Energy One was not in compliance with the Current Ratio covenant of the credit facility.  In the third amendment to the credit agreement, executed on July 16, 2015, Wells Fargo granted a limited waiver of the breach of the Current Ratio covenant for the quarter ended June 30, 2015 and a prospective breach of the covenant for the quarter ended September 30, 2015 (see footnote 12 "Subsequent Events" below).  Because we project that it is unlikely that we will regain compliance with the Current Ratio covenant within the next 12 months, we have reflected the $6.0 million in debt under the credit facility as a current liability as of June 30, 2015 in the applicable balance sheets included in this report.  In the event that we are unable to obtain an amendment or waiver of the revolving credit facility to address potential future breaches, and other actual or potential future breaches that may occur, the lender under the facility  could elect to declare some or all of our debt to be immediately due and payable and could elect to terminate their commitments and cease making further loans.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)
7)            Shareholders' Equity

Common Stock

The following table details the changes in common stock during the six months ended June 30, 2015:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2015	28,047,661	$280	$123,980
Issuance of restricted stock	340,711	--	--
Stock-based compensation	--	--	223

Balance June 30, 2015	28,388,372	$280	$124,203

Restricted Stock

The Company grants shares of restricted stock as part of its equity compensation program. Shares of restricted stock are valued at the closing price of the Company's common stock on the grant date and are recognized as general and administrative expense over the vesting period of the award.

During the six months ended June 30, 2015, the Company granted 340,711 shares of restricted stock under the 2012 Equity and Performance Incentive Plan (the "2012 Equity Plan") to certain employees.  The restricted shares vest in equal tranches over three years and had a fair value at issuance of $1.50 per share, which is equal to the closing price of the Company's stock on the date of grant.  Total compensation expense recorded for restricted stock for the three months ended June 30, 2015 and 2014 was $42,000 and $0, respectively. During the six months ended June 30, 2015 and 2014, we recorded $84,000 and $0, respectively, in compensation expense for restricted stock.  As of June 30, 2015, there was $427,000 of total unrecognized compensation expense related to unvested restricted stock awards, which will be amortized through 2017.

A summary of the status and activity of non-vested restricted stock for the six-month period ended June 30, 2015 is presented in the following table:

	Restricted Shares	Weighted-average grant-date fair value

Non-vested at beginning of year	--	$--
Granted	340,711	1.50
Non-vested at June 30, 2015	340,711	$1.50

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the six months ended June 30, 2015:

	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2014	2,097,413	$3.82	178,666	$3.28
Granted	340,711	$1.50	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	--	$--
Exercised	--	$--	--	$--
Outstanding at June 30, 2015	2,438,124	$3.50	178,666	$3.28
Exercisable at June 30, 2015	1,954,080	$3.95	97,333	$3.23

Weighted Average Remaining Contractual Life - Years		4.02		7.39

Aggregate intrinsic value of options outstanding ($ Thousands)		$--		$--

Employee Stock Options.  During the six months ended June 30, 2015, we issued 340,711 options to certain employees under the 2012 Equity Plan.  The options were issued at the closing price of $1.50 on the date of grant, vest over a three year period and expire ten years from the date of grant.  These options were valued under the Black-Scholes pricing model using a risk free interest rate of 1.765%, expected life of six years and expected volatility of 63.3585%.  During the three months ended June 30, 2015 and 2014, we recorded $50,000 and $43,000, respectively, in compensation expense for employee stock options.  During the six months ended June 30, 2015 and 2014, we recorded $104,000 and $86,000, respectively, in compensation expense for employee stock options.  As of June 30, 2015, there was $314,000 of total unrecognized compensation cost related to employee stock options, which is expected to be amortized over a weighted average period of 2.20 years.

Director Stock Options.  During the three months ended June 30, 2015 and 2014, we recorded $15,000 and $44,000, respectively, in expense for options issued to non-employee directors.  During the six months ended June 30, 2015 and 2014, we recorded $35,000 and $60,000, respectively, in expense for options issued to non-employee directors.  As of June 30, 2015, there was $111,000 of total unrecognized compensation cost related to director stock options, which is expected to be amortized over a weighted average period of 2.08 years.

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

The Company does not expect to pay any federal or state income tax for 2015 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2015, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

9)      Segment Information

As of June 30, 2015, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three and six months ended June 30, 2015 and 2014, and total assets as of June 30, 2015 and December 31, 2014 by segment, are as follows:

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)		(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Oil and gas	$3,285	$9,128	$5,964	$17,384
Total revenues	3,285	9,128	5,964	17,384

Operating expenses:
Oil and gas	7,284	6,169	31,250	11,435
Mineral properties	707	657	1,460	1,414
Total operating expenses	7,991	6,826	32,710	12,849

Interest expense:
Oil and gas	56	130	145	214
Mineral properties	--	--	--	--
Total interest expense	56	130	145	214

Operating income (loss)
Oil and gas	$(4,055)	$2,829	$(25,431)	$5,735
Mineral properties	(707)	(657)	(1,460)	(1,414)
Operating income (loss)
from identified segments	(4,762)	2,172	(26,891)	4,321

General and administrative expenses	(1,221)	(1,533)	(2,700)	(3,139)
Add back interest expense	56	130	145	214
Other revenues and expenses	(353)	(713)	(537)	(1,090)

Income (loss) before income taxes	$(6,280)	$56	$(29,983)	$306

Depreciation depletion and amortization expense:
Oil and gas	$2,055	$3,583	$4,929	$6,877
Mineral properties	31	30	62	61
Corporate	36	38	72	75
Total depreciation depletion
amortization expense	$2,122	$3,651	$5,063	$7,013

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

	(In thousands)
	June 30,	December 31,
	2015	2014
Assets by segment
Oil and gas	$66,291	$92,020
Mineral	21,944	21,942
Corporate	7,183	9,561
Total assets	$95,418	$123,523

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

The following table sets forth the calculations of basic and diluted earnings per share (in thousands except share amounts and per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(6,280)	$56	$(29,983)	$306

Basic weighted-average common shares outstanding	28,047,661	27,785,280	28,047,661	27,761,837
Add: dilutive effect of stock options	--	452,603	--	433,279
Add: dilutive effect of unvested restricted stock	--	--	--	--
Diluted weighted-average common shares outstanding	28,047,661	28,237,883	28,047,661	28,195,116

Basic net (loss) income per share	$(0.22)	$0.00	$(1.07)	$0.01
Diluted net (loss) income per share	$(0.22)	$0.00	$(1.07)	$0.01

The following options and unvested restricted stock, which could be potentially dilutive in future periods, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted-average anti-dilutive stock options	2,616,790	1,055,000	2,616,790	1,055,000
Weighted-average anti-dilutive restricted stock awards	340,711	--	340,711	--
	2,957,501	1,055,000	2,957,501	1,055,000

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)
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

Quiet Title Action – Dimmit County, TX

On October 4, 2013, Dimmit Wood Properties, Ltd. ("Dimmit") filed a quiet title, breach of contract, and trespass action against Chesapeake Exploration, LLC ("Chesapeake"), Crimson Exploration Operating, Inc. ("Crimson"), EXCO Operating Company, LP, OOGC America, Inc., Energy One and Liberty Energy, LLC ("Liberty") (jointly referred to as "Defendants") concerning an 800.77 gross acre oil and gas lease ("Lease") located in Dimmit County, Texas.  Crimson, Energy One and Liberty received an assignment from Chesapeake of the Lease, in which Energy One has a 30% working interest.  Dimmit alleged that the Lease terminated due to the failure to achieve production in paying quantities and for having non-existent production for allegedly significant time periods.  On April 27, 2015, the Company, Crimson and Liberty agreed to settle the action.  In accordance with the settlement agreement, the Company received $1.5 million in exchange for releasing its interest in the Lease.  The settlement agreement does not affect a similar case involving Dr. Darrell Willerson, Sue Willerson and Willerson Energy Partners, L.P.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Continued)

12)            Subsequent Events

Amendment to Credit Agreement

On July 16, 2015, the Company entered into a third amendment (the "Third Amendment") to its senior secured revolving credit facility, dated July 30, 2010 (as amended, the "Senior Credit Agreement"), among Energy One, the Company, as guarantor party thereto, the lender parties thereto and Wells Fargo Bank, National Association.  The Third Amendment provides for, among other things: (i) a limited waiver with respect to the restricted payments covenant pursuant to which a transfer of $5,000,000 from Energy One to the Company will be permitted in 2015; (ii) a limited waiver of the current ratio covenant as it relates to the fiscal quarters ending June 30, 2015 and September 30, 2015;  and (iii) a borrowing base of $7,000,000, subject to further adjustment from time to time in accordance with the Senior Credit Agreement.

The foregoing description of the Third Amendment is a summary only and is qualified in its entirety by reference to the Third Amendment, which was attached as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2015.

Commodity Derivative Contracts

On July 14, 2015, Energy One entered into the following hedge transaction:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
07/01/16 - 12/31/16	Wells Fargo	WTI	300	Put:	$50.00
				Call:	$65.25

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the six months ended June 30, 2015 and 2014.  The following also updates information as to our financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see "Forward Looking Statements").  The following discussion should also be read in conjunction with our condensed consolidated financial statements and the notes thereto.

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

Our current capitalized amounts in the oil and gas and mining areas at June 30, 2015 and December 31, 2014 were as follows:

	(In thousands)
	June 30,	December 31,
	2015	2014
Proved oil and gas properties	$53,481	$75,724
Unproved oil and gas properties	8,190	10,188
Exploratory wells in progress	--	2,357
Undeveloped mining properties	21,942	21,942
	$83,613	$110,211

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years, although currently depressed commodity prices have had and will likely continue to have an adverse effect on the level of drilling activity.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of June 30, 2015 and 2014.

	June 30,
	2015		2014
	Gross	Net(1)	Gross	Net(1)
Williston Basin:
Productive wells	102.00	10.32	87.00	10.10
Wells being drilled or awaiting completion	14.00	0.02	8.00	0.09

South Texas:
Productive wells	37.00	9.99	27.00	7.48
Wells being drilled or awaiting completion	--	--	4.00	1.04

Gulf Coast:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	142.00	20.87	117.00	18.14
Wells being drilled or awaiting completion	14.00	0.02	12.00	1.13

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Our net investment in Williston Basin, North Dakota wells was $219,000 during the six months ended June 30, 2015.

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Statoil Oil & Gas, L.P. ("Statoil").  From August 24, 2009 to June 30, 2015, we have drilled and completed 24 gross (6.39 net) Bakken formation wells and two gross (0.22 net) Three Forks formation wells under our Drilling Participation Agreement with Statoil.  Statoil operates all of the wells.
Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC ("Zavanna").  Through June 30, 2015, we have drilled and completed 44 gross (3.11 net) Bakken formation wells and nine gross (0.33 net) Three Forks formation wells in these prospects.  The wells are operated by Zavanna (18 gross, 2.91 net), Emerald Oil, Inc. (30 gross, 0.35 net), Murex Petroleum (2 gross, 0.13 net), Kodiak Oil & Gas Corp. (2 gross, 0.04 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  During the first six months of 2015, we completed three gross (0.01 net) wells in the Yellowstone and SEHR prospects.
Bakken/Three Forks Asset Package.  In 2012, we acquired approximately 400 net acres in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  In June 2014, we sold our interest in eight of these 23 drilling units (approximately 285.7 net acres) for $12.2 million.   At June 30, 2015, there were 23 gross (0.24 net) producing wells in the remaining 15 drilling units.  At June 30, 2015, 14 additional gross (0.02 net) wells had been spud and were in progress.

South Texas (Eagle Ford Shale and Buda Limestone)

Booth-Tortuga and Leona River Prospects.  We participate in the Booth-Tortuga and Leona River prospects with Contango Oil & Gas Company ("Contango").  At June 30, 2015, we have 30 gross (8.23 net) producing wells in these prospects, comprised of 16 gross (4.35 net) Buda limestone wells, three gross (0.90 net) Eagle Ford Shale wells and 11 gross (2.98 net) Austin Chalk wells.  One additional Buda limestone well (0.13 net) was in progress at June 30, 2015.  The wells are operated by Contango (28 gross, 8.08 net), WCS Oil & Gas Corporation (2 gross, 0.15 net) and CML Exploration (1 gross, 0.13 net).  Our net investment in these wells during the first six months of 2015, including lease acquisition and holding costs in the prospects, was $777,000.

Big Wells Prospect.   We participate in the Big Wells prospect with U.S. Enercorp.  At June 30, 2015, we have two gross (0.30 net) producing Buda limestone wells in this prospect.

Carrizo Creek and South McKnight Prospects.  We participate in the Carrizo Creek and South McKnight prospects with U.S. Enercorp.  At June 30, 2015, we have four gross (1.33 net) producing wells in these prospects.  One additional well (0.33 net) was in progress at June 30, 2015.  Our net investment in this acreage and wells during the six months ended June 30, 2015 was $1.0 million.

Onshore U.S. Gulf Coast

We participate with three different operators in the onshore U.S. Gulf Coast area.  At June 30, 2015, we had three gross (0.56 net) producing wells in this region.

2015 Production Results

The following table provides a regional summary of our net production during the first six months of 2015:

	Williston Basin	South Texas	Gulf Coast	Total
First Six Months of 2015 Production
Oil (Bbl)	87,158	30,049	21	117,228
Gas (Mcf)	37,604	85,093	89,844	212,541
NGLs (Bbl)	7,496	7,697	--	15,193
Equivalent (BOE)	100,921	51,928	14,995	167,844
Avg. Daily Equivalent (BOE/d)	557	287	83	927
Relative percentage	60.1%	31.0%	8.9%	100%

Uranium Properties

On June 30, 2015, the Company entered into Amendment No. 1 to the Amendment Assignment and Assumption Agreement dated as of August 14, 2014.  As amended, conditioned upon the closing of a purchase and sale transaction between Anfield Resources Inc. ("Anfield") and Uranium One Inc. ("Uranium One") by August 31, 2015 (the "Anfield-Uranium One Transaction"), the Company agreed to release Anfield from the future payment and royalty obligations stemming from the Company's 2007 sale of its uranium properties to Uranium One.  In return, Anfield has agreed to pay the Company the following:

1.	$750,000 in Anfield common shares upon closing of the Anfield-Uranium One Transaction.

2.	$750,000 in Anfield common shares on the first anniversary of the closing of the Anfield-Uranium One Transaction.
3.	$1.0 million in Anfield common shares on the second anniversary of the closing of the Anfield-Uranium One Transaction.
4.	$2.5 million in cash paid upon 18 months of continuous commercial production, and
5.	$2.5 million in cash paid upon 36 months of continuous commercial production.

If any of the share issuances result in the Company holding in excess of 20% of the then issued and outstanding shares of Anfield (the "Threshold"), such shares in excess of the Threshold will not be issued at that time, but will be deferred to the next scheduled share issuance.  If, upon the final scheduled share issuance the number of shares to be issued exceeds the Threshold, the value in excess of the Threshold shall be paid to the Company in cash.

As the Anfield-Uranium One Transaction has not closed as of the date of this report, the timing of any potential future receipt of funds from any of these contingencies is not known.

Mount Emmons Molybdenum Project

With respect to the Mount Emmons project, the Company expects to continue its scoping analysis of the Mine Plan of Operations with the U.S. Forest Service through the balance of 2015.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended June 30, 2015 and the immediately preceding three quarters.

	For the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(in thousands, except for production data)
Production (BOE)	81,618	86,227	101,265	142,484
Oil, gas and NGL production revenue	$3,285	$2,679	$5,067	$9,928
Unrealized and realized derivative gain (loss)	$(297)	$(177)	$829	$696
Impairment of oil and gas properties	$3,208	$19,240	$--	$--
Lease operating expense	$1,716	$1,594	$2,585	$2,238
Production taxes	$305	$258	$467	$790
DD&A	$2,055	$2,874	$3,187	$4,621
General and administrative	$1,221	$1,479	$1,390	$2,030
Mineral holding costs	$252	$295	$166	$439
Water treatment plant	$455	$458	$475	$491
Net (loss) before income taxes	$(6,280)	$(23,703)	$(2,334)	$(63)

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we recorded a net loss after taxes of $6.3 million, or $0.22 per share basic and diluted, as compared to net income after taxes of $56,000, or $0.00 per share basic and diluted, during the same period of 2014.

Oil and Gas Operations.   Oil and gas operations generated an operating loss of $4.0 million during the quarter ended June 30, 2015 as compared to operating income of $3.0 million during the quarter ended June 30, 2014.  The following table summarizes production volumes, average sales prices and operating revenues for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,		Increase
	2015	2014	(Decrease)
Production volumes
Oil (Bbls)	58,021	83,212	(25,191)
Natural gas (Mcf)	99,710	156,535	(56,825)
Natural gas liquids (Bbls)	6,978	7,198	(220)
Equivalent (BOE)	81,618	116,499	(34,881)
Avg. Daily Equivalent (BOE/d)	897	1,280	(383)
Average sales prices
Oil (per Bbl)	$50.57	$95.53	(44.96)
Natural gas (per Mcf)	2.70	5.57	(2.87)
Natural gas liquids (per Bbl)	11.75	42.65	(30.90)
Equivalent (BOE)	40.25	78.35	(38.10)
Operating revenues (in thousands)
Oil	$2,934	$7,949	$(5,015)
Natural gas	269	872	(603)
Natural gas liquids	82	307	(225)
Total operating revenue	3,285	9,128	(5,843)
Oil and gas production expense	(1,716)	(1,807)	91
Production taxes	(305)	(779)	474
Impairment	(3,208)	--	(3,208)
Income before depreciation, depletion and amortization	(1,944)	6,542	(8,486)
Depreciation, depletion and amortization	(2,055)	(3,583)	1,528
(Loss) income	$(3,999)	$2,959	$(6,958)

During the three months ended June 30, 2015, we produced 81,618 BOE, or an average of 897 BOE/d, as compared to 116,499 BOE or 1,280 BOE/d during the three months ended June 30, 2014.  In our South Texas region, production decreased 44%, from 48,939 BOE to 27,620 BOE as a result of normal production declines and fewer wells being drilled due to low commodity prices.  Production in our Bakken region decreased 23%, from 60,052 BOE to 46,097 BOE, as a result of normal production declines.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids ("NGLs") that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $3.3 million in revenues during the three months ended June 30, 2015 as compared to $9.1 million during the same period in 2014.  The $5.8 million decrease in revenue is primarily due to lower oil and gas prices and lower oil and gas sales volumes in the second quarter of 2015 as compared to the second quarter of 2014.

Our average net realized price (operating revenue per BOE) for the three months ended June 30, 2015 was $40.25 per BOE compared with $78.35 per BOE for the same period in 2014.  Due to takeaway constraints, the discount to West Texas Intermediate ("WTI") quoted prices, or differential, for oil prices in the Williston Basin ranged from $12.00 to $16.15 per barrel during the three months ended June 30, 2015.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $1.7 million for the three months ended June 30, 2015 was comprised of $1.5 million in lease operating expense and $210,000 in workover expense.

During the three months ended June 30, 2015, the Company recorded a proved property impairment of $3.2 million related to its oil and gas assets.  The impairment was primarily due to the decline in the price of oil. There were no proved property impairments recorded during the three months ended June 30, 2014.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended June 30, 2015 was $25.18 per BOE compared to $30.76 per BOE for the same period in 2014.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $455,000 in costs and expenses for the water treatment plant and $252,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended June 30, 2015.  During the three months ended June 30, 2014, we recorded $452,000 in operating costs related to the water treatment plant and $205,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses decreased by $312,000 during the three months ended June 30, 2015 compared to general and administrative expenses for the three months ended June 30, 2014.  The decrease in general and administrative costs in 2015 is primarily a result of a $209,000 reduction in professional services, a $27,000 reduction in contract services, a $27,000 reduction in compensation expense and a $28,000 reduction in other general and administrative costs.  The following table details the changes in the Company's general and administrative costs for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	(In thousands)
	For the three months ended June 30,
	2015	2014	Change
Professional services	$148	$357	$(209)
Director's fees	80	93	(13)
Contract services	126	153	(27)
Executive retirement	15	23	(8)
Compensation expense	703	730	(27)
Other costs	149	177	(28)
Total general and administrative costs	$1,221	$1,533	$(312)

Other Income and Expenses.  We recognized an unrealized and realized derivative loss of $297,000 in the second quarter of 2015 compared to a loss of $612,000 for the same period in 2014.  The 2015 amount includes a gain on unrealized changes in the fair value of our commodity derivative contracts of $272,000 and realized cash settlement losses on derivatives of $25,000.

Interest income was  $1,000 during each of the quarters ended June 30, 2015 and 2014.

As a result of lower average debt balances, interest expense decreased to $66,000 during the quarter ended June 30, 2015 from $149,000 during the quarter ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

During the six months ended June 30, 2015, we recorded a net loss after taxes of $30.0 million, or $1.07 per share basic and diluted, as compared to net income after taxes of $306,000, or $0.01 per share basic and diluted, during the same period of 2014.

Oil and Gas Operations.   Oil and gas operations generated an operating loss of $25.3 million during the six months ended June 30, 2015 as compared to operating income of $5.9 million during the six months ended June 30, 2014.  The following table summarizes production volumes, average sales prices and operating revenues for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,		Increase
	2015	2014	(Decrease)
Production volumes
Oil (Bbls)	117,228	166,777	(49,549)
Natural gas (Mcf)	212,541	255,342	(42,801)
Natural gas liquids (Bbls)	15,193	12,258	2,935
Equivalent (BOE)	167,844	221,592	(53,748)
Avg. Daily Equivalent (BOE/d)	927	1,224	(297)
Average sales prices
Oil (per Bbl)	$44.62	$93.08	$(48.46)
Natural gas (per Mcf)	2.82	5.30	$(2.48)
Natural gas liquids (per Bbl)	8.75	41.44	$(32.69)
Equivalent (BOE)	35.53	78.45	$(42.92)
Operating revenues (in thousands)
Oil	$5,231	$15,523	$(10,292)
Natural gas	600	1,353	(753)
Natural gas liquids	133	508	(375)
Total operating revenue	5,964	17,384	(11,420)
Oil and gas production expense	(3,310)	(3,057)	(253)
Production taxes	(563)	(1,501)	938
Impairment	(22,448)	--	(22,448)
Income before depreciation, depletion and amortization	(20,357)	12,826	(33,183)
Depreciation, depletion and amortization	(4,929)	(6,877)	1,948
(Loss) income	$(25,286)	$5,949	$(31,235)

During the six months ended June 30, 2015, we produced 167,844 BOE, or an average of 927 BOE/d, as compared to 221,592 BOE or 1,224 BOE/d during the six months ended June 30, 2014.  In our South Texas region, production decreased 39%, from 85,664 BOE to 51,928 BOE as a result of normal production declines and fewer wells being drilled due to low commodity prices.  Production in our Bakken region decreased 16%, from 121,147 BOE to 101,921 BOE, as a result of normal production declines.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids ("NGLs") that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $6.0 million in revenues during the six months ended June 30, 2015 as compared to $17.4 million during the same period in 2014.  The $11.4 million decrease in revenue is primarily due to lower oil and gas prices and lower oil and gas sales volumes in the first six months of 2015 as compared to the first six months of 2014.

Our average net realized price (operating revenue per BOE) for the six months ended June 30, 2015 was $35.53 per BOE compared with $78.45 per BOE for the same period in 2014.  Due to takeaway constraints, the discount to West Texas Intermediate ("WTI") quoted prices, or differential, for oil prices in the Williston Basin ranged from $12.00 to $16.50 per barrel during the six months ended June 30, 2015.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $3.3 million for the six months ended June 30, 2015 was comprised of $2.9 million in lease operating expense and $389,000 in workover expense.

During the six months ended June 30, 2015, the Company recorded proved property impairments totaling $22.4 million related to its oil and gas assets.  The impairments were primarily due to the decline in the price of oil. There were no proved property impairments recorded during the first six months of 2014.

Our depletion, depreciation and amortization (DD&A) rate for the six months ended June 30, 2015 was $29.37 per BOE compared to $31.03 per BOE for the same period in 2014.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $913,000 in costs and expenses for the water treatment plant and $547,000 for holding costs for the Mt. Emmons molybdenum property during the six months ended June 30, 2015.  During the six months ended June 30, 2014, we recorded $909,000 in operating costs related to the water treatment plant and $505,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses decreased by $439,000 during the six months ended June 30, 2015 compared to general and administrative expenses for the six months ended June 30, 2014.  The decrease in general and administrative costs in 2015 is primarily a result of a $311,000 reduction in professional services, a $39,000 decrease in contract services, a $28,000 reduction of compensation expense and a $53,000 reduction in other general and administrative costs.  The following table details the changes in the Company's general and administrative costs for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	(In thousands)
	For the six months ended June 30,
	2015	2014	Change
Professional services	$320	$631	$(311)
Director's fees	170	162	8
Contract services	220	259	(39)
Executive retirement	30	46	(16)
Compensation expense	1,554	1,582	(28)
Other costs	406	459	(53)
Total general and administrative costs	$2,700	$3,139	$(439)

Other Income and Expenses.  We recognized an unrealized and realized derivative loss of $474,000 in the first six months of 2015 compared to a loss of $943,000 for the same period in 2014.  The 2015 amount includes a gain on unrealized changes in the fair value of our commodity derivative contracts of $335,000 and realized cash settlement losses on derivatives of $139,000.

During the six months ended June 30, 2015, we recorded a $16,000 gain from the sale of assets.  During the six months ended June 30, 2014, we recorded a gain on the sale of assets of $28,000.

Interest income was $2,000 during each of the six month periods ended June 30, 2015 and 2014.

As a result of lower average debt balances, interest expense decreased to $129,000 during the six months ended June 30, 2015 from $245,000 during the six months ended June 30, 2014.

Overview of Liquidity and Capital Resources

At June 30, 2015, we had $4.1 million in cash and cash equivalents and our working capital deficit (current assets minus current liabilities) was $9.5 million.  As discussed below in "Capital Resources and Capital Requirements", we project that our capital resources at June 30, 2015 will be sufficient to fund our operations and capital projects through the balance of 2015.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for capital could increase significantly if, among other things, we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider borrowing more than currently anticipated, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.  The availability of any such sources of additional financing is likely to be adversely affected by the current commodity price environment.

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

Capital Resources

Primary potential sources of future liquidity include the following:

Oil and Gas Production.  At June 30, 2015, we had 142 gross (20.87 net) producing wells.  During the six months ended June 30, 2015, we received an average of $1.1 million per month from these producing wells with an average operating cost of $572,000 per month (including workover costs) and production taxes of $102,000, for average net cash flows of $421,000 per month from oil and gas production before non-cash depletion expense.  We anticipate that cash flows from oil and gas operations through the balance of 2015 will approximate average cash flows for the first six months of 2015.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to certain of our counterparties will eventually decrease the amount of cash flow we receive from the relevant wells.  We anticipate drilling more wells with current partners and with others in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At June 30, 2015, we had $4.1 million in cash and cash equivalents.

Wells Fargo Revolving Credit Facility.  On July 30, 2010, we established a senior credit facility through our wholly owned subsidiary Energy One to borrow up to $75 million (since increased to $100 million as described below) from a syndicate of banks, financial institutions and other entities, including Wells Fargo Bank, National Association, which acquired the North American reserve-based and related diversified energy lending business of our initial lending institution, BNP Paribas.  The senior credit facility is being used to advance our short and mid-term goals of increasing our investment in oil and gas.  As of the date of this report, the commitment amount is $100 million and the borrowing base is $7.0 million.

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

Energy One is required to comply with customary affirmative covenants and with certain negative covenants.  The principal negative financial covenants (measured at various times as provided in the Credit Agreement) do not permit (i) the Interest Coverage Ratio (Interest Expense to EBITDAX) to be less than 3.0 to 1; (ii) Total Debt to EBITDAX to be greater than 3.5 to 1; and (iii) the Current Ratio (current assets plus unused lender commitments under the Borrowing Base) to be less than 1.0 to 1.0.  EBITDAX is defined in the Credit Agreement as Consolidated Net Income, plus non-cash charges.  The restricted payments covenant in the agreement also limits Energy One's ability to make distributions to the Company.

If Energy One fails to pay interest or principal when due, or fails to comply with the covenants in the Credit Agreement (after a reasonable cure period, if applicable), Wells Fargo as Administrative Agent may (and shall, if requested by the Majority Lenders (Lenders holding not less than 2/3rds of the outstanding loan principal)), declare the loans immediately due, and foreclose on Energy One's assets and enforce the Company's guaranty.

At June 30, 2015, Energy One was in breach of the Current Ratio covenant under the credit facility.  On July 16, 2015, Energy One entered into an amendment to the credit facility that, among other things, (i) provided a limited waiver with respect to the restricted payments covenant pursuant to which a transfer of $5,000,000 from Energy One to the Company will be permitted in 2015; (ii) provided a limited waiver of the current ratio covenant as it relates to the fiscal quarters ending June 30, 2015 and September 30, 2015;  and (iii) reduced the borrowing base to $7,000,000, subject to further adjustment from time to time in accordance with the agreement.

If oil prices continue to remain depressed through the end of 2015, we may not be able to borrow additional funds under the facility due to non-compliance with covenants and/or borrowing base limitations.  Additionally, Energy One is restricted from transferring funds to the Company if the amount borrowed under the facility exceeds 80% of the borrowing base, or if a borrowing base deficiency, default or event of default exists or would exist after such payment.  In the short term, we believe that the Company has sufficient funds to meet its obligations, but in the longer term, this restriction could cause cash shortfalls for the Company.

In the event that we are unable to obtain further amendments to, or waivers of, covenants under the revolving credit facility to address potential future breaches that may occur, the lenders could elect to declare some or all of our debt to be immediately due and payable and could elect to terminate their commitments and cease making further loans.

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

Oil and Gas Exploration and Development.  Through June 30, 2015, we have spent approximately $2.3 million of our $8.2 million 2015 oil and gas capital expenditure budget.  The remaining $5.9 million is currently budgeted to be spent on exploration and acquisition initiatives in South Texas and in the Williston Basin of North Dakota.  However, due to the significant decline in the price of oil, most of the anticipated 2015 drilling projects have been suspended.  As of the date of this report, we expect to complete the 14 gross (0.02) net wells that were drilled and awaiting completion at June 30, 2015.  No additional 2015 drilling is currently scheduled.  If all drilling activities remain suspended through the end of the year, we anticipate that our capital expenditures for the second half of the year will be approximately $175,000.  Actual capital expenditures for each regional drilling program are contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress more slowly than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project.  We are responsible for all costs associated with the Mt. Emmons project, which includes operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2015 are expected to be approximately $145,000 per month and holding costs related to the mine are expected to average $100,000 per month.

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

Reclamation Costs.  We have reclamation obligations with an estimated present value of $1.0 million related to our oil and gas wells and $196,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed in 2015 unless a well, or wells, are abandoned due to unexpected operational challenges or if a well becomes uneconomical.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash Flows During the Six Months Ended June 30, 2015

The following table presents changes in cash flows between the six month periods ended June 30, 2015 and 2014.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the six months ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$2,118	$8,725	$(6,607)
Net cash (used in) investing activities	(2,061)	(9,271)	7,210
Net cash (used in) financing activities	--	(1,055)	1,055

Operating Activities.  Cash provided by operations for the six month period ended June 30, 2015 decreased to $2.1 million as compared to cash provided by operations of $8.7 million for the same period of 2014.  This $6.6 million year over year decrease in cash from operating activities is primarily due to lower oil and gas revenue, partially offset by lower oil and gas operating expenses during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  For further discussion related to cash provided by operations, please refer to "Results of Operations" above.

Investing Activities.  During the six months ended June 30, 2015, investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $3.5 million, the acquisition of equipment in the amount of $4,000 and a net change of $30,000 in restricted investments.  During this period, investing activities provided $16,000 in cash from the sale of used equipment.

The $7.2 million change in investing activities during the six months ended June 30, 2015 as compared to the same period of 2014 is primarily a result of: (a) a $16.0 million decrease in expenditures for acquisitions and development of oil and gas, (b) an $11.5 million decrease in the proceeds from the sale of oil and gas properties, as there were no such sales during the six months ended June 30, 2015, (c) a $1.5 million increase from the settlement of a lawsuit, (d) a $1.2 million decrease in acquisitions of properties and equipment, (e) $16,000 in proceeds from the sale of property and equipment in 2015 as compared to $28,000 during the 2014 period, and (f) a $31,000 decrease in the balance of restricted investments.

Financing Activities.  There were no financing activities during the six months ended June 30, 2015.  During the six months ended June 30, 2014, financing activities used $1.1 million relating to the repayment of borrowings under our credit facility and $55,000 from the payment of taxes related to stock option exercises.

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

At June 30, 2015, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices for oil and gas.

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

Forward-looking statements also include those relating to the permitting and approval process for the Mount Emmons molybdenum project (the "Project").  There can be no assurance that U.S. Energy will receive the permits and approvals necessary to pursue the Project.  In addition, such permits and approvals, if received, could be unreasonably or unexpectedly delayed or made subject to conditions that reduce the benefits of the Project or render it uneconomic.  The permitting process under NEPA may be longer than the Company expects, may involve substantial costs, and may require substantial management attention.  The mine, if constructed, could be substantially different in scope, productivity and economic potential than the mine contemplated in the Mine Plan of Operations.  In addition, if constructed, the operation of the mine will be subject to a wide variety of operating, commodity-price and financial risks.

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at June 30, 2015:  Debt to third parties of $6.0 million, executive retirement obligations of $1.2 million and asset retirement obligations of $1.2 million.

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

Energy One's commodity derivative contracts as of the date of this report are summarized below:

			Quantity
Settlement Period	Counterparty	Basis	(Bbls/day)	Strike Price

Crude Oil Costless Collar
05/01/15 - 12/31/15	Wells Fargo	WTI	500	Put:	$45.00
				Call:	$58.79

Crude Oil Costless Collar
01/01/16 - 06/30/16	Wells Fargo	WTI	350	Put:	$57.50
				Call:	$66.80

Crude Oil Costless Collar
07/01/16 - 12/31/16	Wells Fargo	WTI	300	Put:	$50.00
				Call:	$65.25

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quiet Title Action – Dimmit County, TX

On October 4, 2013, Dimmit Wood Properties, Ltd. ("Dimmit") filed a quiet title, breach of contract, and trespass action against Chesapeake Exploration, LLC ("Chesapeake"), Crimson Exploration Operating, Inc. ("Crimson"), EXCO Operating Company, LP, OOGC America, Inc., Energy One and Liberty Energy, LLC ("Liberty") (jointly referred to as "Defendants") concerning an 800.77 gross acre oil and gas lease ("Lease") located in Dimmit County, Texas.  Crimson, Energy One and Liberty received an assignment from Chesapeake of the Lease, in which Energy One has a 30% working interest.  Dimmit alleged that the Lease terminated due to the failure to achieve production in paying quantities and for having non-existent production for allegedly significant time periods.  On April 27, 2015, the Company, Crimson and Liberty agreed to settle the action.  In accordance with the settlement agreement, the Company received $1.5 million in exchange for releasing its interest in the subject lease.  The settlement agreement does not affect a similar case involving Dr. Darrell Willerson, Sue Willerson and Willerson Energy Partners, L.P.

There have been no other material changes from the legal proceedings as previously disclosed in our 2014 10-K in response to Item 3 of Part I of such Form 10-K (pages 47-48).

ITEM 1A. Risk Factors

In addition to the risk factors discussed in Part I, "Item 1A – Risk Factors" (pages 13 to 30) in the 2014 10-K, the following additional risk factor should be carefully considered in evaluating the information in this quarterly report.

If our common stock is delisted from the NASDAQ Capital Market, its liquidity and value could be reduced.

In order for us to maintain the listing of our shares of common stock on the NASDAQ Capital Market®, the common stock must maintain a minimum bid price of $1.00 as set forth in NASDAQ Marketplace Rule 5550(a)(2). If the closing bid price of the common stock is below $1.00 for 30 consecutive trading days, then the closing bid price of the common stock must be $1.00 or more for 10 consecutive trading days during a 180-day grace period to regain compliance with the rule.  On July 9,

2015, the closing bid price of our common stock had been below $1.00 for 30 consecutive trading days, starting the 180-day grace period to regain compliance with the rule.  On July 10, 2015, we received a letter from The Nasdaq Stock Market indicating that for 30 consecutive business days the common stock had not maintained a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2).  Accordingly, the grace period provided by the rule has commenced. We cannot guarantee that we will be able to regain compliance with the minimum price requirement within the grace period or satisfy other continued listing requirements. If our common stock is delisted from trading on the NASDAQ Capital Market, it may be eligible for trading over the counter, but the delisting of our common stock from NASDAQ could adversely impact the liquidity and value of our common stock.

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

U.S. ENERGY CORP.
(Registrant)

Date: August 7, 2015	By:	/s/ Keith G. Larsen
KEITH G. LARSEN
Chairman and CEO

Date: August 7, 2015	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer