Form 10-Q
period 2015-09-30
US ENERGY CORP
filed 2015-11-09
CIK 101594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015 or

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

YES  ☐                  NO  ☒

At November 4, 2015 there were 28,351,022 outstanding shares of the Company's common stock, $0.01 par value.

U.S. ENERGY CORP. and SUBSIDIARIES

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	4-5

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	6-7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014	8

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	9-10

	Notes to Condensed Consolidated Financial Statements	11-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

	Signatures	44

	Certifications	See Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)
(In thousands, except shares)

	September 30,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$3,877	$4,010
Available for sale securities	258	25
Accounts receivable trade	1,085	3,177
Commodity risk management asset	1,002	--
Other current assets	227	288
Total current assets	6,449	7,500

Oil and gas properties under full cost method,
Proved oil and gas properties	109,054	147,486
Unproved oil and gas properties	8,196	10,188
Exploratory wells in progress	--	2,357
less depletion, depreciation and amortization	(78,867)	(71,762)
Net oil and gas properties	38,383	88,269

Undeveloped mining claims	21,942	21,942
Property, plant and equipment, net of
accumulated depreciation of $4,500 and $4,404	3,666	3,942
Other assets	1,062	1,870

Total assets	$71,502	$123,523

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except shares)

	September 30,	December 31,
	2015	2014
Current liabilities:
Accounts payable	$8,334	$7,441
Accrued compensation	1,194	441
Current portion of debt	6,000	--
Other current liabilities	72	84
Total current liabilities	15,600	7,966

Noncurrent liabilities:
Long-term debt	--	6,000
Asset retirement obligations	1,230	1,133
Other accrued liabilities	551	1,029
Total noncurrent liabilities	1,781	8,162

Commitments and contingencies:

Shareholders' equity:
Common stock, $0.01 par value; unlimited shares authorized
28,351,022 shares issued and 28,110,311 outstanding
at September 30, 2015, 28,047,661 issued and outstanding
at December 31, 2014	281	280
Additional paid-in capital	124,344	123,980
Accumulated deficit	(70,443)	(16,809)
Other comprehensive loss	(61)	(56)
Total shareholders' equity	54,121	107,395

Total liabilities and shareholders' equity	$71,502	$123,523

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$2,258	$8,682	$7,489	$24,205
Gas sales	281	870	881	2,223
NGL sales	83	376	216	884
Total revenues	2,622	9,928	8,586	27,312

Operating expenses:
Oil and gas	1,565	3,028	5,438	7,586
Oil and gas depreciation, depletion
and amortization	2,176	4,621	7,105	11,498
Impairment of oil and gas properties	21,446	--	43,894	--
Water treatment plant	470	491	1,383	1,400
Mineral holding costs	365	439	912	944
General and administrative	1,824	2,030	4,524	5,169
Total operating expenses	27,846	10,609	63,256	26,597
(Loss) income from operations	(25,224)	(681)	(54,670)	715
Other income and (expenses):
Realized gain (loss) on risk
management activities	33	(84)	(106)	(616)
Unrealized gain on risk
management activities	1,337	780	1,002	369
Gain on the sale of assets	41	--	57	28
Miscellaneous income (expense)	163	(10)	211	58
Interest income	66	1	68	3
Interest expense	(67)	(69)	(196)	(314)
Total other income and (expenses)	1,573	618	1,036	(472)

(Loss) income before income taxes	(23,651)	(63)	(53,634)	243

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income taxes:
Current (provision for)	--	--	--	--
Deferred benefit from	--	--	--	--
	--	--	--	--
Net (loss) income	$(23,651)	$(63)	$(53,634)	$243

(Loss) income per share basic and diluted	$(0.84)	$-	$(1.91)	$0.01

Weighted average shares outstanding
Basic	28,051,066	27,899,505	28,048,808	27,808,231

Diluted	28,051,066	27,899,505	28,048,808	28,200,388

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net (loss) income:	$(23,651)	$(63)	$(53,634)	$243
Other comprehensive (loss):
Marketable securities, net of tax	(10)	(5)	(5)	(34)

Total comprehensive (loss) income	$(23,661)	$(68)	$(53,639)	$209

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(53,634)	$243
Adjustments to reconcile net (loss) income to
net cash provided by operations
Depreciation, depletion & amortization	7,306	11,702
Change in fair value of commodity price
risk management activities, net	(1,002)	(369)
Impairment of oil and gas properties	43,894	--
(Gain) on receipt of Anfield Resources stock	(238)	--
(Gain) on sale of assets	(57)	(28)
Noncash compensation	149	937
Noncash services	50	76
Accounts payable	2,548	48
Overpayment by operators	(330)	1,503
Net changes in assets and liabilities	2,560	18
Net cash provided by operating activities	1,246	14,130
Cash flows from investing activities:
Acquisition and development of oil and gas properties	(3,876)	(24,846)
Acquisition of property, plant and equipment	(4)	(1,213)
Proceeds from sale of oil and gas properties	--	11,515
Proceeds from settlement of lawsuit	1,500	--
Proceeds from sale of property and equipment	136	28
Net change in restricted investments	885	(51)
Net cash (used in) investing activities:	(1,359)	(14,567)

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

U.S. ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	For the nine months ended September 30,
	2015	2014
Cash flows from financing activities:
Issuance of common stock	--	(55)
Cancellation of common stock	(20)	--
Proceeds from new debt	--	8,000
Repayments of debt	--	(9,000)
Net cash provided by (used in) financing activities	(20)	(1,055)

Net (decrease) in cash and cash equivalents	(133)	(1,492)

Cash and cash equivalents at beginning of period	4,010	5,855

Cash and cash equivalents at end of period	$3,877	$4,363

Supplemental disclosures:
Interest paid	$129	$245

Non-cash investing and financing activities:

Acquisition and development of oil and gas
properties through accounts payable	$1,325	$2,781

Increase in oil and gas properties
through asset retirement obligations	$62	$243

The accompanying notes are an integral part of these statements.

U.S. ENERGY CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the periods ended September 30, 2015 and September 30, 2014 have been prepared by U.S. Energy Corp. ("we," "us," "U.S. Energy" or the "Company") in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  The financial statements at September 30, 2015, September 30, 2014 and December 31, 2014 include the Company's wholly owned subsidiary Energy One LLC ("Energy One"), which owns the majority of the Company's oil and gas assets.  The Condensed Consolidated Balance Sheet at December 31, 2014 was derived from audited financial statements.  In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company for the reported periods.  Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are accounted for under the equity method, whereby the Company records its proportionate share of the entities' results of operations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and certain prior period amounts have been reclassified to conform to the current period presentation.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").  Subsequent events have been evaluated for financial reporting purposes through the date of the filing of this Form 10-Q.

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

Full Cost Pool - Full cost pool capitalized costs are amortized over the life of production of proven properties.  Capitalized costs at September 30, 2015 and December 31, 2014 which were not included in the amortized cost pool were $8.2 million and $12.5 million, respectively.  These costs consist of exploratory wells in progress, seismic costs that are being analyzed for potential drilling locations and land costs related to unevaluated properties.  No capitalized costs related to unevaluated properties are included in the amortization base at September 30, 2015 or December 31, 2014.

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

We perform a quarterly ceiling test for each of our oil and gas cost centers.  There is only one such cost center in 2015.  The reserves used in the ceiling test and the ceiling test itself incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value.  In arriving at the ceiling test for the quarter ended September 30, 2015, we used prices of $59.21 per barrel for oil and $3.060 per MMbtu for natural gas (and adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties.  The discount factor used was 10%.

Primarily due to the lower oil prices, the Company recorded proved property impairments of $21.4 and $43.9 million related to its oil and gas assets during the three and nine months ended September 30, 2015, respectively.  Management will continue to review our unproved properties based on market conditions and other changes and, if appropriate, unproved property amounts may be reclassified to the amortized base of properties within the full cost pool.  Recent declines in the price of oil have significantly increased the risk of ceiling test write-downs in future periods.

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

Mineral Properties

We capitalize all costs incidental to the acquisition of mineral properties.  Mineral exploration costs are expensed as incurred.  When exploration work indicates that a mineral property can be economically developed as a result of establishing proved and probable reserves, costs for the development of the mineral property as well as capital purchases and capital construction are capitalized and amortized using units of production over the estimated recoverable proved and probable reserves. Costs and expenses related to general corporate overhead are expensed as incurred. All capitalized costs are charged to operations if we subsequently determine that the property is not economical due to permanent decreases in market prices of commodities, excessive production costs or depletion of the mineral resource. Mineral properties at September 30, 2015 and December 31, 2014 reflect capitalized costs associated with our Mt. Emmons molybdenum property near Crested Butte, Colorado.

Our carrying balance in the Mt. Emmons property at September 30, 2015 and December 31, 2014 is as follows:

	(In thousands)
	September 30,	December 31,
	2015	2014
Costs associated with Mount Emmons
beginning of year	$21,942	$20,739
Property purchase (1)	--	1,203
Costs at the end of the period	$21,942	$21,942

(1)On January 21, 2014, the Company acquired Thompson Creek Metals' ("TCM") 50% interest in 160 acres of fee land in the vicinity of the Mt. Emmons project mining claims for $1.2 million.  The property was originally acquired jointly by the Company and TCM in January 2009.

Properties and Equipment

Components of Property, Plant and Equipment as of September 30, 2015 and December 31, 2014 are as follows:

	(In thousands)
	September 30,	December 31,
	2015	2014
Property, plant and equipment	$8,166	$8,346
Less accumulated depreciation	(4,500)	(4,404)
Net book value	$3,666	$3,942

Land, buildings, improvements, machinery and equipment are carried at cost.  Depreciation of buildings, improvements, machinery and equipment is provided principally by the straight-line method over estimated useful lives ranging from 3 to 45 years.

Derivative Instruments

The Company uses derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk relating to its oil and gas production.  All derivative instruments are recorded in the consolidated balance sheets at fair value. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty. Although the Company does not designate any of its derivative instruments as cash flow hedges, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with forecasted future oil and gas production. These contracts are accounted for using the mark-to-market accounting method and accordingly, the Company recognizes all unrealized and realized gains and losses related to these contracts currently in earnings and classifies them as gain (loss) on risk management activities, on a net basis, in our consolidated statements of operations. The Company may also use puts, calls and basis swaps from time to time.

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

Revenue Recognition

The Company records oil and natural gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Natural gas balancing obligations as of September 30, 2015 were not significant.

Recent Accounting Pronouncements
Effective January 1, 2015, the Company adopted, on a prospective basis, Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2015-01, "Income Statement – Extraordinary and Unusual Items." This ASU simplifies income statement presentation by eliminating the concept of extraordinary items. There was no impact to the Company's financial statements or disclosures from the adoption of this standard.
In April 2015, the FASB issued new authoritative accounting guidance requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the related debt liability. This guidance is to be applied using a retrospective method and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. In August 2015, effective upon release, the FASB issued related new authoritative accounting guidance allowing for deferred financing costs associated with line-of-credit arrangements to continue to be presented as assets. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In August 2015, the FASB issued new authoritative accounting guidance to defer the effective date of the new revenue recognition standard by one year. The new revenue recognition standard is now effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted but only for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.
There are no other new significant accounting standards applicable to the Company that have been issued but not yet adopted by the Company as of September 30, 2015.

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

The following is a reconciliation of the total liability for asset retirement obligations:

	(In thousands)
	September 30,	December 31,
	2015	2014
Beginning asset retirement obligation	$1,133	$812
Accretion of discount	35	40
Liabilities incurred	62	310
Liabilities settled	--	(29)
Ending asset retirement obligation	$1,230	$1,133

Mineral properties	$200	$187
Oil and Gas wells	1,030	946
Ending asset retirement obligation	$1,230	$1,133

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

Energy One's commodity derivative contracts as of September 30, 2015 are summarized below:

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

The following table details the fair value of the Company's derivative instruments, including the gross amounts and adjustments made to net the derivative instruments for the presentation in the condensed consolidated balance sheet (in thousands):

		As of September 30, 2015
		(In thousands)
Underlying Commodity	Location on Balance Sheet	Gross amounts of recognized assets and liabilities	Gross amounts offset in the condensed consolidated balance sheet	Net amounts of assets and liabilities presented in the condensed consolidated balance sheet

Crude oil derivative contract	Current assets	$1,152	$(150)	$1,002
Crude oil derivative contract	Current liabilities	$150	$(150)	$--

The following table summarizes the unrealized and realized gains and losses presented in the accompanying statements of operations:

	(In thousands)		(In thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Realized gain (loss) on risk management activities	$33	$(84)	$(106)	$(616)
Realized gain on risk management activities	$1,337	$780	$1,002	$369
Total realized and unrealized risk management gain (loss)	$1,370	$696	$896	$(247)

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

The following tables list the Company's assets and liabilities that are measured at fair value and their classification within the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	(In thousands)
		Fair Value Measurements at September 30, 2015 Using

Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Commodity risk management assets	$1,002	$--	$1,002	$--
Available for sale securities	$258	$20	$--	$238

Total assets	$1,260	$20	$1,002	$238

Commodity risk management liability	$--	$--	$--	$--
Executive retirement program liability	786	$--	$--	$786

Total liabilities	$786	$--	$--	$786

		Fair Value Measurements at December 31, 2014 Using

Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$25	$25	$--	$--

Total assets	$25	$25	$--	$--

Executive retirement program liability	$1,309	$--	$--	$1,309

Total liabilities	$1,309	$--	$--	$1,309

Fair Value of Available for Sale Securities

The fair value of shares of Sutter Gold Mining Company is based on quoted market prices obtained from independent pricing services.  Accordingly, the Company has classified these instruments as Level 1.

Because Anfield Resources Inc. ("Anfield") is a thinly traded stock, the Company determined that the quoted marked price for Anfield does not equal fair value of the Anfield shares.  Pursuant to ASC 820-10-30, the Company used alternate methods, including net present value and management judgement to determine a fair value for the Anfield shares and has classified these instruments as Level 3.

Fair Value of Commodity Derivative Instruments

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company's own credit rating.  In consideration of counterparty credit risk, the Company assessed the likelihood that the counterparty to the derivative would default by failing to make any contractually required payments.  Additionally, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.  At September 30, 2015, derivative instruments utilized by the Company consist of "no premium" collars.  The crude oil derivative markets are highly active.  Although the Company's derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.  As such, the Company has classified these instruments as Level 2.

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

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and long-term debt.  The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value because of their immediate or short-term maturities.  The carrying value of our debt approximates its fair market value as it bears interest at variable rates over the term of the loan.  The fair value and carrying value of our debt was $6.0 million as of September 30, 2015.

6)      Debt

Revolving Credit Facility

Energy One, a wholly-owned subsidiary the Company, has in place a credit facility with Wells Fargo Bank, National Association ("Wells Fargo").  As of September 30, 2015, the maximum credit available under the credit facility was $100.0 million and the borrowing base under the facility was $7.0 million.

As of September 30, 2015, the Company had $6.0 million in outstanding borrowings under the credit facility.  Borrowings under the credit facility are collateralized by Energy One's oil and gas producing properties.  Each borrowing under the agreement has a term of six months, but can be continued at our election through July 2017 if we are in compliance with the covenants under the facility.  The current weighted average interest rate on this debt is 2.95% at September 30, 2015.

At September 30, 2015, Energy One was not in compliance with the Current Ratio covenant of the credit facility.  On July 16, 2015, the Company entered into a third amendment (the "Third Amendment") to the agreement governing the facility, dated July 30, 2010 (as amended, the "Senior Credit Agreement"), among Energy One, the Company, as guarantor party thereto, the lender parties thereto and

Wells Fargo Bank.  The Third Amendment provides for, among other things: (i) a limited waiver with respect to the restricted payments covenant pursuant to which a transfer of $5,000,000 from Energy One to the Company will be permitted in 2015; (ii) a limited waiver of the current ratio covenant as it relates to the fiscal quarters ending June 30, 2015 and September 30, 2015;  and (iii) a borrowing base of $7,000,000, subject to further adjustment from time to time in accordance with the Senior Credit Agreement.  The foregoing description of the Third Amendment is a summary only and is qualified in its entirety by reference to the Third Amendment, which was attached as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 16, 2015.

Because we project that it is unlikely that we will regain compliance with the Current Ratio covenant within the next 12 months, we have reflected the $6.0 million in debt under the credit facility as a current liability as of September 30, 2015 in the applicable balance sheets included in this report.  In the event that we are unable to obtain an amendment or waiver of the Senior Credit Agreement to address the anticipated future breaches of the Current Ratio covenant, and other actual or potential future breaches that may occur, the lender under the facility could elect to declare some or all of our debt to be immediately due and payable and could elect to terminate their commitments and cease making further loans.

7)            Shareholders' Equity

Common Stock

The following table details the changes in common stock during the nine months ended September 30, 2015:

(Amounts in thousands, except for share amounts)
			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance January 1, 2015	28,047,661	$280	$123,980
Restricted shares activity	303,361	1	33
Stock-based compensation	--	--	331

Balance September 30, 2015	28,351,022	$281	$124,344

Restricted Stock

The Company grants shares of restricted stock as part of its equity compensation program. Shares of restricted stock are valued at the closing price of the Company's common stock on the grant date and are recognized as general and administrative expense over the vesting period of the award.

During the nine months ended September 30, 2015, the Company granted 340,711 shares of restricted stock under the 2012 Equity and Performance Incentive Plan (the "2012 Equity Plan") to certain employees.  The restricted shares vest in equal tranches over three years and had a fair value at issuance of $1.50 per share, which is equal to the closing price of the Company's stock on the date of grant.

100,000 of these restricted shares were immediately vested upon the September 25, 2015 resignation of former CEO, Keith Larsen.  Total compensation expense recorded for restricted stock for the three months ended September 30, 2015 and 2014 was $60,000 and $0, respectively. During the nine months ended September 30, 2015 and 2014, we recorded $143,000 and $0, respectively, in compensation expense for restricted stock.  As of September 30, 2015, there was $272,000 of total unrecognized compensation expense related to unvested restricted stock awards, which will be amortized through 2017.

A summary of the status and activity of non-vested restricted stock for the nine-month period ended September 30, 2015 is presented in the following table:

	Restricted Shares	Weighted-average grant-date fair value

Non-vested at beginning of year	--	$--
Granted	340,711	1.22
Vested and issued	(62,650)	0.54
Vested and cancelled	(37,350)	0.54
Non-vested at September 30, 2015	240,711	$1.50

Stock Option Plans

The following table represents the activity in employee stock options and non-employee director stock options for the nine months ended September 30, 2015:

	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding balance at December 31, 2014	2,097,413	$3.82	178,666	$3.28
Granted	340,711	$1.50	--	$--
Forfeited	--	$--	--	$--
Expired	--	$--	--	$--
Exercised	--	$--	--	$--
Outstanding at September 30, 2015	2,438,124	$3.50	178,666	$3.28
Exercisable at September 30, 2015	2,167,413	$3.74	129,666	$3.21

Weighted Average Remaining Contractual Life - Years		3.77		7.14

Aggregate intrinsic value of options outstanding ($ Thousands)		$--		$--

Employee Stock Options.  During the nine months ended September 30, 2015, we issued 340,711 options to certain employees under the 2012 Equity Plan.  The options were issued at the closing price of $1.50 on the date of grant, vest over a three year period and expire ten years from the date of grant.  100,000 of these options were immediately vested upon the September 25, 2015 resignation of former CEO, Keith Larsen.  These options were valued under the Black-Scholes pricing model using a risk free interest rate of 1.765%, expected life of six years and expected volatility of 63.3585%.  During the three months ended September 30, 2015 and 2014, we recorded $34,000 and $106,000, respectively, in compensation expense for employee stock options.  During the nine months ended September 30, 2015 and 2014, we recorded $138,000 and $192,000, respectively, in compensation expense for employee stock options.  As of September 30, 2015, there was $186,000of total unrecognized compensation cost related to employee stock options, which is expected to be amortized over a weighted average period of 2.00 years.

Director Stock Options.  During the three months ended September 30, 2015 and 2014, we recorded $14,000 and $15,000, respectively, in expense for options issued to non-employee directors.  During the nine months ended September 30, 2015 and 2014, we recorded $50,000 and $75,000, respectively, in expense for options issued to non-employee directors.  As of September 30, 2015, there was $97,000 of total unrecognized compensation cost related to director stock options, which is expected to be amortized over a weighted average period of 1.85 years.

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

The Company does not expect to pay any federal or state income tax for 2015 as a result of net operating loss carry forwards from prior years.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2015, the Company maintains a full valuation allowance on its net deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

9)      Segment Information

As of September 30, 2015, we had two reportable segments: Oil and Gas and Maintenance of Mineral Properties.  A summary of results of operations for the three and nine months ended September 30, 2015 and 2014, and total assets as of September 30, 2015 and December 31, 2014 by segment, are as follows:

	(In thousands)		(In thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Oil and gas	$2,622	$9,928	$8,586	$27,312
Total revenues	2,622	9,928	8,586	27,312

Operating expenses:
Oil and gas	25,187	7,649	56,437	19,084
Mineral properties	835	930	2,295	2,344
Total operating expenses	26,022	8,579	58,732	21,428

Interest expense:
Oil and gas	56	93	201	307
Mineral properties	--	--	--	--
Total interest expense	56	93	201	307

Operating income (loss)
Oil and gas	$(22,621)	$2,186	$(48,052)	$7,921
Mineral properties	(835)	(930)	(2,295)	(2,344)
Operating income (loss) from identified segments	(23,456)	1,256	(50,347)	5,577

General and administrative expenses	(1,824)	(2,030)	(4,524)	(5,169)
Add back interest expense	56	93	201	307
Other revenues and expenses	1,573	618	1,036	(472)

Income (loss) before income taxes	$(23,651)	$(63)	$(53,634)	$243

Depreciation depletion and amortization expense:
Oil and gas	$2,176	$4,621	$7,105	$11,498
Mineral properties	31	31	93	92
Corporate	36	37	108	112
Total depreciation depletion
amortization expense	$2,243	$4,689	$7,306	$11,702

	(In thousands)
	September 30,	December 31,
	2015	2014
Assets by segment
Oil and gas	$43,389	$92,020
Mineral	21,944	21,942
Corporate	6,169	9,561
Total assets	$71,502	$123,523

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

The following table sets forth the calculations of basic and diluted earnings per share (in thousands except share amounts and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(23,651)	$(63)	$(53,634)	$243

Basic weighted-average common shares outstanding	28,051,066	27,899,505	28,048,808	27,808,231
Add: dilutive effect of stock options	--	--	--	392,157
Add: dilutive effect of unvested restricted stock	--	--	--	--
Diluted weighted-average common shares outstanding	28,051,066	27,899,505	28,048,808	28,200,388

Basic net (loss) income per share	$(0.84)	$(0.00)	$(1.91)	$0.01
Diluted net (loss) income per share	$(0.84)	$(0.00)	$(1.91)	$0.01

The following options and unvested restricted stock, which could be potentially dilutive in future periods, were not included in the computation of diluted net loss per share because the effect would have been anti-dilutive for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted-average anti-dilutive stock options	2,616,790	1,067,341	2,615,542	1,059,176
Weighted-average anti-dilutive restricted stock awards	334,189	--	239,829	--
	2,950,979	1,067,341	2,855,371	1,059,176

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's Discussion and Analysis of significant factors that have affected liquidity, capital resources and results of operations during the nine months ended September 30, 2015 and 2014.  The following also updates information as to our financial condition provided in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").  Statements in the following discussion may be forward-looking and involve risk and uncertainty (see "Forward Looking Statements").  The following discussion should also be read in conjunction with our condensed consolidated financial statements and the notes thereto.

General Overview

We are an independent energy company focused on the acquisition and development of oil and gas producing properties in the continental United States.  Our business is currently focused in South Texas and the Williston Basin in North Dakota.  However, we do not intend to limit our focus to these geographic areas.  We continue to focus on increasing production, reserves, revenues and cash flow from operations while managing our level of debt.  We plan to move our headquarters from Riverton, Wyoming to Denver, Colorado, and have experienced management turnover in connection with this move.  Managing this transition will be an area of significant focus for us for the near term.

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

Our current capitalized amounts in the oil and gas and mining areas at September 30, 2015 and December 31, 2014 were as follows:

	(In thousands)
	September 30,	December 31,
	2015	2014
Proved oil and gas properties	$30,187	$75,724
Unproved oil and gas properties	8,196	10,188
Exploratory wells in progress	--	2,357
Undeveloped mining properties	21,942	21,942
	$60,325	$110,211

Oil and Gas Activities

We have active agreements with several oil and gas exploration and production companies.  Our working interest varies by project (and may vary over time depending on the terms of the relevant agreement), but typically ranges from approximately 1% to 62%.  These projects may result in numerous wells being drilled over the next three to five years, although currently depressed commodity prices have had and will likely continue to have an adverse effect on the level of drilling activity.  We are also actively pursuing the potential acquisition of additional exploration, development or production stage oil and gas properties or companies.  The following table details our interests in producing wells as of September 30, 2015 and 2014.

	September 30,
	2015		2014
	Gross	Net(1)	Gross	Net(1)
Williston Basin:
Productive wells	109.00	10.33	94.00	10.18
Wells being drilled or awaiting completion	7.00	0.01	6.00	0.09

South Texas:
Productive wells	37.00	9.99	33.00	8.89
Wells being drilled or awaiting completion	--	--	2.00	0.63

Gulf Coast:
Productive wells	3.00	0.56	3.00	0.56
Wells being drilled or awaiting completion	--	--	--	--

Total:
Productive wells	149.00	20.88	130.00	19.63
Wells being drilled or awaiting completion	7.00	0.01	8.00	0.72

(1)	Net working interests may vary over time under the terms of the applicable contracts.

Williston Basin, North Dakota

Our net investment in Williston Basin, North Dakota wells was $212,000 during the nine months ended September 30, 2015.

Rough Rider Prospect.  We participate in fifteen 1,280 acre drilling units in the Rough Rider prospect with Statoil Oil & Gas, L.P. ("Statoil").  From August 24, 2009 to September 30, 2015, we have drilled and completed 24 gross (6.39 net) Bakken formation wells and two gross (0.22 net) Three Forks formation wells under our Drilling Participation Agreement with Statoil.  Statoil operates all of the wells.
Yellowstone and SEHR Prospects.  We participate in twenty-seven gross 1,280 acre spacing units in the Yellowstone and SEHR prospects with Zavanna, LLC ("Zavanna").  Through September 30, 2015, we have drilled and completed 44 gross (3.11 net) Bakken formation wells and nine gross (0.33 net) Three Forks formation wells in these prospects.  The wells are operated by Zavanna (18 gross, 2.91 net), Emerald Oil, Inc. (30 gross, 0.35 net), Murex Petroleum (2 gross, 0.13 net), Kodiak Oil & Gas Corp. (2 gross, 0.04 net) and Slawson Exploration Company, Inc. (1 gross, 0.01 net).  During the first nine months of 2015, we completed three gross (0.01 net) wells in the Yellowstone and SEHR prospects.
Bakken/Three Forks Asset Package.  In 2012, we acquired approximately 400 net acres in 23 drilling units in McKenzie, Williams and Mountrail Counties of North Dakota.  In June 2014, we sold our interest in eight of these 23 drilling units (approximately 285.7 net acres) for $12.2 million.   At September 30, 2015, there were 30 gross (0.25 net) producing wells in the remaining 15 drilling units.  At September 30, 2015, 7 additional gross (0.01 net) wells had been spud and were in progress.

South Texas (Eagle Ford Shale and Buda Limestone)

Booth-Tortuga and Leona River Prospects.  We participate in the Booth-Tortuga and Leona River prospects with Contango Oil & Gas Company ("Contango").  At September 30, 2015, we have 31 gross (8.36 net) producing wells in these prospects, comprised of 16 gross (4.35 net) Buda limestone wells, three gross (0.90 net) Eagle Ford Shale wells and 11 gross (2.98 net) Austin Chalk wells.  The wells are operated by Contango (28 gross, 8.08 net), WCS Oil & Gas Corporation (2 gross, 0.15 net) and CML Exploration (1 gross, 0.13 net).  Our net investment in these wells during the first nine months of 2015, including lease acquisition and holding costs in the prospects, was $1.3 million.

Big Wells Prospect.   We participate in the Big Wells prospect with U.S. Enercorp.  At September 30, 2015, we have two gross (0.30 net) producing Buda limestone wells in this prospect.

Carrizo Creek and South McKnight Prospects.  We participate in the Carrizo Creek and South McKnight prospects with U.S. Enercorp.  At September 30, 2015, we have four gross (1.33 net) producing wells in these prospects.  Our net investment in this acreage and wells during the nine months ended September 30, 2015 was $1.0 million.

Onshore U.S. Gulf Coast

We participate with three different operators in the onshore U.S. Gulf Coast area.  At September 30, 2015, we had three gross (0.56 net) producing wells in this region.

2015 Production Results

The following table provides a regional summary of our net production during the first nine months of 2015:

	Williston Basin	South Texas	Gulf Coast	Total
First Nine Months of 2015 Production
Oil (Bbl)	129,010	44,259	43	173,312
Gas (Mcf)	66,297	115,377	138,819	320,493
NGLs (Bbl)	10,440	11,350	--	21,790
Equivalent (BOE)	150,500	74,838	23,180	248,518
Avg. Daily Equivalent (BOE/d)	551	274	85	910
Relative percentage	60.6%	30.1%	9.3%	100%

Uranium Properties

On June 30, 2015, the Company entered into Amendment No. 1 to the Amendment Assignment and Assumption Agreement dated as of August 14, 2014.  As amended, conditioned upon the closing of a purchase and sale transaction between Anfield Resources Inc. ("Anfield") and Uranium One Inc. ("Uranium One") (the "Anfield-Uranium One Transaction"), the Company agreed to release Anfield from the future payment and royalty obligations stemming from the Company's 2007 sale of its uranium properties to Uranium One.  In return, Anfield has agreed to pay the Company the following:

1.	$750,000 in Anfield common shares upon closing of the Anfield-Uranium One Transaction;
2.	$750,000 in Anfield common shares on the first anniversary of the closing of the Anfield-Uranium One Transaction;

3.	$1.0 million in Anfield common shares on the second anniversary of the closing of the Anfield-Uranium One Transaction;
4.	$2.5 million in cash paid upon 18 months of continuous commercial production; and
5.	$2.5 million in cash paid upon 36 months of continuous commercial production.

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

The Anfield-Uranium One Transaction closed on September 1, 2015, and as a result, the Company received 7,436,505 shares of Anfield valued at $750,000 using a 10 day volume-weighted average closing price for Anfield shares as of that date.  Pursuant to ASC 820-10-30, the Company determined that because Anfield is a thinly traded stock, the transaction price of $750,000 did not equal the fair value of the Anfield shares.  Accordingly, the Company used alternate methods to determine a fair value for the Anfield shares and established a fair value of $238,000 at both initial measurement and as of September 30, 2015. There can be no guarantee of the future value of Anfield shares received or when, if ever, commercial production will commence.

Mount Emmons Molybdenum Project

With respect to the Mount Emmons project, the Company expects to continue its scoping analysis of the Mine Plan of Operations with the U.S. Forest Service through the balance of 2015.

Additional Comparative Data

The following table provides information regarding selected production and financial information for the quarter ended September 30, 2015 and the immediately preceding three quarters.

	For the Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(in thousands, except for production data)
Production (BOE)	80,673	81,618	86,227	101,265
Oil, gas and NGL production revenue	$2,622	$3,285	$2,679	$5,067
Unrealized and realized derivative gain (loss)	$33	$(297)	$(177)	$829
Impairment of oil and gas properties	$21,446	$3,208	$19,240	$--
Lease operating expense	$1,324	$1,716	$1,594	$2,585
Production taxes	$241	$305	$258	$467
DD&A	$2,176	$2,055	$2,874	$3,187
General and administrative	$1,824	$1,221	$1,479	$1,390
Mineral holding costs	$365	$252	$295	$166
Water treatment plant	$470	$455	$458	$475
Income (loss)	$(23,669)	$(6,280)	$(23,703)	$(2,334)

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the three months ended September 30, 2015, we recorded a net loss after taxes of $23.7 million, or $0.84 per share basic and diluted, as compared to a net loss after taxes of $63,000, or $0.00 per share basic and diluted, during the same period of 2014.

Oil and Gas Operations.   Oil and gas operations generated an operating loss of $22.6 million during the quarter ended September 30, 2015 as compared to operating income of $2.3 million during the quarter ended September 30, 2014.  The following table summarizes production volumes, average sales prices and operating revenues for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)
Production volumes
Oil (Bbls)	56,084	98,274	(42,190)
Natural gas (Mcf)	107,952	197,217	(89,265)
Natural gas liquids (Bbls)	6,597	11,341	(4,744)
Equivalent (BOE)	80,673	142,484	(61,811)
Avg. Daily Equivalent (BOE/d)	877	1,549	(672)
Average sales prices
Oil (per Bbl)	$40.26	$88.35	$(48.09)
Natural gas (per Mcf)	2.60	4.41	(1.81)
Natural gas liquids (per Bbl)	12.58	33.15	(20.57)
Equivalent (BOE)	32.50	69.68	(37.18)
Operating revenues (in thousands)
Oil	$2,258	$8,682	$(6,424)
Natural gas	281	870	(589)
Natural gas liquids	83	376	(293)
Total operating revenue	2,622	9,928	(7,306)
Oil and gas production expense	(1,324)	(2,238)	914
Production taxes	(241)	(790)	549
Impairment	(21,446)	--	(21,446)
Income before depreciation, depletion and amortization	(20,389)	6,900	(27,289)
Depreciation, depletion and amortization	(2,176)	(4,621)	2,445
Income	$(22,565)	$2,279	$(24,844)

During the three months ended September 30, 2015, we produced 80,673 BOE, or an average of 877 BOE/d, as compared to 142,484 BOE or 1,549 BOE/d during the three months ended September 30, 2014.  In our South Texas region, production decreased 69%, from 73,531 BOE to 22,911 BOE as a result of normal production declines and fewer wells being drilled due to low commodity prices.  Production in our Bakken region decreased 19%, from 61,305 BOE to 49,578 BOE, as a result of normal production declines.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids ("NGLs") that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $2.6 million in revenues during the three months ended September 30, 2015 as compared to $9.9 million during the same period in 2014.  The $7.3 million decrease in revenue is primarily due to lower oil and gas prices and lower oil and gas sales volumes in the third quarter of 2015 as compared to the third quarter of 2014.

Our average net realized price (operating revenue per BOE) for the three months ended September 30, 2015 was $32.50 per BOE compared with $69.68 per BOE for the same period in 2014.  Due to takeaway constraints, the discount to West Texas Intermediate ("WTI") quoted prices, or differential, for oil prices in the Williston Basin ranged from $11.45 to $14.35 per barrel during the three months ended September 30, 2015.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $1.3 million for the three months ended September 30, 2015 was comprised of $1.2 million in lease operating expense and $127,000 in workover expense.

During the three months ended September 30, 2015, the Company recorded a proved property impairment of $21.4 million related to its oil and gas assets.  The impairment was primarily due to the decline in the price of oil. There were no proved property impairments recorded during the three months ended September 30, 2014.

Our depletion, depreciation and amortization (DD&A) rate for the three months ended September 30, 2015 was $26.98 per BOE compared to $32.44 per BOE for the same period in 2014.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $470,000 in costs and expenses for the water treatment plant and $365,000 for holding costs for the Mt. Emmons molybdenum property during the three months ended September 30, 2015.  During the three months ended September 30, 2014, we recorded $491,000 in operating costs related to the water treatment plant and $439,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses decreased by $206,000 during the three months ended September 30, 2015 compared to general and administrative expenses for the three months ended September 30, 2014.  The decrease in general and administrative costs in 2015 is primarily a result of:

•
$874,000 reduction in executive retirement expense.  The reduction during the three months ended September 30, 2015 was due in part to the extinguishment of accrued retirement liability of $344,000 upon the resignation of Chief Executive Officer, Keith Larsen.  This reduction compares to an increase of $530,000 during the three months ended September 30, 2014 due the acceleration of executive retirement expense related to the retirement of former President, Mark Larsen;

•	$106,000 reduction in compensation expenses;
•	$68,000 reduction in professional services;

•	$68,000 reduction in contract services; and
•	$18,000 reduction in other general and administrative costs.

These amounts were partially offset by increases in severance expenses of $748,000 and bad debt expense of $180,000.  The increase in severance expenses to $948,000 resulted from the resignations of the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other employees who have elected not to move with the Company to Denver, Colorado.  During the three months ended September 30, 2014, severance expenses consisted of $200,000 paid to the former General Counsel.

The following table details the changes in the Company's general and administrative costs for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	(In thousands)
	For the three months ended September 30,
	2015	2014	Change
Executive retirement	(344)	530	(874)
Compensation expense	649	755	(106)
Professional services	86	154	(68)
Contract services	75	143	(68)
Severance expenses	948	200	748
Bad debt expense	180	--	180
Director's fees	69	74	(5)
Other costs	161	174	(13)
Total general and administrative costs	$1,824	$2,030	$(206)

Other Income and Expenses.  We recognized an unrealized and realized derivative gain of $1.4 million in the third quarter of 2015 compared to a gain of $696,000 for the same period in 2014.  The 2015 amount includes a gain on unrealized changes in the fair value of our commodity derivative contracts of $1.3 million and realized cash settlement gains on derivatives of $33,000.

Interest income was 66,000 during the quarter ended September 30, 2015 and $1,000 during the quarter ended September 30, 2014.

Interest expense decreased to $67,000 during the quarter ended September 30, 2015 from $69,000 during the quarter ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, we recorded a net loss after taxes of $53.7 million, or $1.91 per share basic and diluted, as compared to net income after taxes of $243,000, or $0.01 per share basic and diluted, during the same period of 2014.

Oil and Gas Operations.   Oil and gas operations generated an operating loss of $47.9 million during the nine months ended September 30, 2015 as compared to operating income of $8.2 million during the nine months ended September 30, 2014.  The following table summarizes production volumes, average sales prices and operating revenues for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)
Production volumes
Oil (Bbls)	173,312	265,051	(91,739)
Natural gas (Mcf)	320,493	452,559	(132,066)
Natural gas liquids (Bbls)	21,790	23,599	(1,809)
Equivalent (BOE)	248,518	364,076	(115,559)
Avg. Daily Equivalent (BOE/d)	910	1,334	(424)
Average sales prices
Oil (per Bbl)	$43.21	$91.32	$(48.11)
Natural gas (per Mcf)	2.75	4.91	(2.16)
Natural gas liquids (per Bbl)	9.91	37.46	(27.55)
Equivalent (BOE)	34.55	75.02	(40.47)
Operating revenues (in thousands)
Oil	$7,489	$24,205	$(16,716)
Natural gas	881	2,223	(1,342)
Natural gas liquids	216	884	(668)
Total operating revenue	8,586	27,312	(18,726)
Oil and gas production expense	(4,634)	(5,295)	661
Production taxes	(804)	(2,291)	1,487
Impairment	(43,894)	--	(43,894)
Income before depreciation, depletion and amortization	(40,746)	19,726	(60,472)
Depreciation, depletion and amortization	(7,105)	(11,498)	4,393
Income	$(47,851)	$8,228	$(56,079)

During the nine months ended September 30, 2015, we produced 248,518 BOE, or an average of 910 BOE/d, as compared to 364,076 BOE or 1,334 BOE/d during the nine months ended September 30, 2014.  In our South Texas region, production decreased 53%, from 159,195 BOE to 74,838 BOE as a result of normal production declines and fewer wells being drilled due to low commodity prices.  Production in our Bakken region decreased 18%, from 182,451 BOE to 150,500 BOE, as a result of normal production declines.  We expect these regional production trends to continue.  Portions of our natural gas production are sent to gas processing plants to extract from the gas various natural gas liquids ("NGLs") that are sold separately from the remaining natural gas. We sell some of our gas before processing and some after processing but in both cases receive revenues based on a share of post-processing proceeds from plant sales of the extracted NGLs and the remaining natural gas. In the table above, our share of processing costs is classified as oil and gas production expense.

We recognized $8.6 million in revenues during the nine months ended September 30, 2015 as compared to $27.3 million during the same period in 2014.  The $18.7 million decrease in revenue is primarily due to lower oil and gas prices and lower oil and gas sales volumes in the first nine months of 2015 as compared to the first nine months of 2014.

Our average net realized price (operating revenue per BOE) for the nine months ended September 30, 2015 was $34.55 per BOE compared with $75.02 per BOE for the same period in 2014.  Due to takeaway constraints, the discount to West Texas Intermediate ("WTI") quoted prices, or differential, for oil prices in the Williston Basin ranged from $11.45 to $16.50 per barrel during the nine months ended

September 30, 2015.  Until additional takeaway capacity is available, we expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Oil and gas production expense of $4.6 million for the nine months ended September 30, 2015 was comprised of $4.1 million in lease operating expense and $516,000 in workover expense.

During the nine months ended September 30, 2015, the Company recorded proved property impairments totaling $43.9 million related to its oil and gas assets.  The impairments were primarily due to the decline in the price of oil. There were no proved property impairments recorded during the first nine months of 2014.

Our depletion, depreciation and amortization (DD&A) rate for the nine months ended September 30, 2015 was $28.49 per BOE compared to $31.58 per BOE for the same period in 2014.  Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Mt. Emmons and Water Treatment Plant Operations.  We recorded $1.4 million in costs and expenses for the water treatment plant and $912,000 for holding costs for the Mt. Emmons molybdenum property during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, we recorded $1.4 million in operating costs related to the water treatment plant and $944,000 in holding costs.

General and Administrative Expenses.  General and administrative expenses decreased by $645,000 during the nine months ended September 30, 2015 compared to general and administrative expenses for the nine months ended September 30, 2014.  The decrease in general and administrative costs in 2015 is primarily a result of:

•
$890,000 reduction in executive retirement expense.  The reduction during the nine months ended September 30, 2015 was due to the extinguishment of accrued retirement liability of $344,000 upon the resignation of Chief Executive Officer, Keith Larsen.  This reduction compares to an increase of $530,000 during the nine months ended September 30, 2014 due the acceleration of executive retirement expense related to the retirement of former President, Mark Larsen;

•	$379,000 reduction in professional services;
•	$134,000 reduction in compensation expenses;
•	$107,000 reduction in contract services; and
•	$63,000 reduction in other general and administrative costs and director's fees.

These amounts were partially offset by increases in severance expenses of $748,000 and bad debt expense of $180,000.  The increase in severance expenses to $948,000 resulted from the resignations of the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other employees who have elected not to move with the Company to Denver, Colorado.  During the nine months ended September 30, 2014, severance expenses consisted of $200,000 paid to the former General Counsel.

The following table details the changes in the Company's general and administrative costs for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	(In thousands)
	For the nine months ended September 30,
	2015	2014	Change
Executive retirement	(314)	576	(890)
Professional services	406	785	(379)
Compensation expense	2,203	2,337	(134)
Contract services	295	402	(107)
Severance expense	948	200	748
Bad debt expense	180	--	180
Director's fees	239	236	3
Other costs	567	633	(66)
Total general and administrative costs	$4,524	$5,169	$(645)

Other Income and Expenses.  We recognized an unrealized and realized derivative gain of $896,000 in the first nine months of 2015 compared to a loss of $247,000 for the same period in 2014.  The 2015 amount includes a gain on unrealized changes in the fair value of our commodity derivative contracts of $1.0 million and realized cash settlement losses on derivatives of $106,000.

During the nine months ended September 30, 2015, we recorded a $57,000 gain from the sale of assets.  During the nine months ended September 30, 2014, we recorded a gain on the sale of assets of $28,000.

Interest income was $68,000 during the nine month period ended September 30, 2015 and $3,000 during the nine months ended September 30, 2014.

As a result of lower average debt balances, interest expense decreased to $196,000 during the nine months ended September 30, 2015 from $314,000 during the nine months ended September 30, 2014.

Overview of Liquidity and Capital Resources

At September 30, 2015, we had $3.9 million in cash and cash equivalents and our working capital deficit (current assets minus current liabilities) was $9.2 million.  As discussed below in "Capital Resources and Capital Requirements", we project that our capital resources at September 30, 2015 will be sufficient to fund our operations and capital projects through the balance of 2015.  Given the size of our potential commitments related to our existing inventory of drilling projects, however, our requirements for capital could increase significantly if, among other things, we make acquisitions or elect to participate in any currently unanticipated drilling of additional wells.  As a result, we may consider borrowing more than currently anticipated, selling or joint venturing an interest in some of our oil and gas assets, or accessing the capital markets or other alternatives, as we determine how to best fund our capital program.  The availability of any such sources of additional financing could be adversely affected by the current commodity price environment.

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

When prices are low there is typically less exploration activity and the cost of drilling and completing wells is generally reduced.  Conversely, when prices are high there is generally more exploration activity and the cost of drilling and completing wells generally increases.  The dramatic decline in oil and natural gas prices experienced in late 2014, and continued low prices to date in 2015, has affected our ability to maintain adequate liquidity, satisfy our obligations under our revolving credit facility and pay costs associated with the Mt. Emmons project.

Capital Resources

Primary potential sources of future liquidity include the following:

Oil and Gas Production.  At September 30, 2015, we had 149 gross (20.88 net) producing wells.  During the nine months ended September 30, 2015, we received an average of $954,000 per month from these producing wells with an average operating cost of $515,000 per month (including workover costs) and production taxes of $89,000, for average net cash flows of $350,000 per month from oil and gas production before non-cash depletion expense.  We anticipate that average cash flows from oil and gas operations through the balance of 2015 will approximate average cash flows for the first nine months of 2015.  However, decreases in the price of oil and natural gas, increased operating costs and workover expenses, declines in production rates, and other factors could reduce these average monthly cash flow amounts.

Normal production declines and the back-in after payout provisions granted to certain of our counterparties will eventually decrease the amount of cash flow we receive from the relevant wells.  We anticipate drilling more wells with current partners and with others in the future and will continue to search for additional drilling opportunities to replace these oil reserves and cash flows.

Cash on Hand.  At September 30, 2015, we had $3.9 million in cash and cash equivalents.

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

If Energy One fails to pay interest or principal when due, or fails to comply with the covenants in the Credit Agreement (after a reasonable cure period, if applicable), Wells Fargo as Administrative Agent may (and shall, if requested by lenders holding not less than 2/3rds of the outstanding loan principal), declare the loans immediately due, and foreclose on Energy One's assets and enforce the Company's guaranty.

At September 30, 2015, Energy One was in breach of the Current Ratio covenant under the credit facility.  On July 16, 2015, Energy One entered into an amendment to the credit facility that, among other things, (i) provided a limited waiver with respect to the restricted payments covenant pursuant to which a transfer of $5,000,000 from Energy One to the Company will be permitted in 2015; (ii) provided a limited waiver of the Current Ratio covenant as it relates to the fiscal quarters ending June 30, 2015 and September 30, 2015;  and (iii) reduced the borrowing base to $7,000,000, subject to further adjustment from time to time in accordance with the agreement.

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

Oil and Gas Exploration and Development.  Through September 30, 2015, we have spent approximately $2.6 million of our $8.2 million 2015 oil and gas capital expenditure budget.  The remaining $5.6 million is currently budgeted to be spent on exploration and acquisition initiatives in South Texas and in the Williston Basin of North Dakota.  However, due to the significant decline in the price of oil, most of the anticipated 2015 drilling projects have been suspended and we are therefore likely to invest less than the budgeted amount for the year.   As of the date of this report, we expect to complete the 14 gross (0.02 net) wells that were drilled and awaiting completion at September 30, 2015.  No additional 2015 drilling is currently scheduled.  If all drilling activities remain suspended through the end of the year, we anticipate that our capital expenditures for the fourth quarter will be approximately

$175,000.  Actual capital expenditures for each regional drilling program are contingent upon timing, well costs and success.  If any of our drilling initiatives are not initially successful or progress slower than anticipated, funds allocated for that program may be allocated to other initiatives and/or acquisitions in due course.  The actual number of gross and net wells could vary in each of these cases.

Mt. Emmons Molybdenum Project. US Energy Corp continues to explore multiple options for an economically beneficial disposition of the mine during this extended period of abnormally low commodity prices including a molybdenum price of $5.25/lb. As the price of molybdenum continues to be well below the cost to extract the mineral commercially alternative plans to subsidize the ongoing cost to maintain the rights to the resource and to operate the facilities are being considered. We are responsible for all costs associated with the Mt. Emmons project, which includes regulatory compliance and  the operation of a water treatment plant.  Operating costs for the water treatment plant during the remainder of 2015 are expected to be approximately $142,000 per month and holding costs related to the mine are expected to average $66,000 per month.  Falling commodity prices and resulting decreases in our oil and gas revenue have made it more difficult for us to continue bearing these costs.  Costs associated with the potential closing of the mine and/or the near term maintenance could be substantial due to increasing state and federal scrutiny of mining operations and the increased standards.  Although we believe that the project may have considerable value if molybdenum prices improve, we may attempt to create offsetting developments or transfer the project and the associated environmental obligations to another party.  Such outcomes may involve the payment of consideration by USEG in exchange for the other party's assumption of those obligations.  We can provide no assurance that any transfer will be completed on the terms we expect or at all.

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

Reclamation Costs.  We have reclamation obligations with an estimated present value of $1.0 million related to our oil and gas wells and $200,000 related to the Mt. Emmons molybdenum property.  No reclamation is expected to be performed in 2015 unless a well, or wells, are abandoned due to unexpected operational challenges or if a well becomes uneconomical.  As the Mt. Emmons project is developed, the reclamation liability is expected to increase.  Our objective, upon closure of the proposed mine at the Mt. Emmons project, is to eliminate long-term liabilities associated with the property.

Cash Flows During the Nine Months Ended September 30, 2015

The following table presents changes in cash flows between the nine month periods ended September 30, 2015 and 2014.  The analysis following the table should be read in conjunction with our condensed consolidated statements of cash flows in Part I, Item 1 of this report.

	(In thousands)
	For the nine months ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$1,246	$14,130	$(12,884)
Net cash (used in) investing activities	(1,359)	(14,567)	13,208
Net cash (used in) financing activities	(20)	(1,055)	1,035

Operating Activities.  Cash provided by operations for the nine month period ended September 30, 2015 decreased to $1.2 million as compared to cash provided by operations of $14.1 million for the same period of 2014.  This $12.9 million year over year decrease in cash from operating activities is primarily due to lower oil and gas revenue, partially offset by lower oil and gas operating expenses during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  For further discussion related to cash provided by operations, please refer to "Results of Operations" above.

Investing Activities.  During the nine months ended September 30, 2015, investing activities consumed cash through the acquisition and development of oil and gas properties in the amount of $3.9 million, the acquisition of equipment in the amount of $4,000 and a net change of $885,000 in restricted investments.  During this period, investing activities provided $136,000 in cash from the sale of non-oil and gas related properties and used equipment.

The $13.2 million change in investing activities during the nine months ended September 30, 2015 as compared to the same period of 2014 is primarily a result of: (a) a $21.0 million decrease in expenditures for acquisitions and development of oil and gas, (b) an $11.5 million decrease in the proceeds from the sale of oil and gas properties, as there were no such sales during the nine months ended September 30, 2015, (c) a $1.5 million increase from the settlement of a lawsuit, (d) a $1.2 million decrease in acquisitions of  properties and equipment, (e) $136,000 in proceeds from the sale of property and equipment in 2015 as compared to $28,000 during the 2014 period, and (f) a $936,000 decrease in the balance of restricted investments.

Financing Activities.  During the nine months ended September 30, 2015, financing activities used $20,000 from the cancellation of 37,350 shares valued at $0.54 per share.  The shares were canceled for the payment of taxes related to the vesting of restricted shares.  During the nine months ended September 30, 2014, financing activities used $1.1 million relating to the repayment of borrowings under our credit facility and $55,000 from the payment of taxes related to stock option exercises.

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

At September 30, 2015, we are receiving revenues from our oil and gas business.  Our revenues, cash flows, future rate of growth, results of operations, financial condition and ability to finance projected acquisitions of oil and gas producing assets are dependent upon prevailing prices for oil and gas.

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

Off-Balance Sheet Arrangements

None

Contractual Obligations

We had three principal categories of contractual obligations at September 30, 2015:  Debt to third parties of $6.0 million, executive retirement obligations of $786,000 and asset retirement obligations of $1.2 million.

The debt to third parties consists of $6.0 million in debt under our revolving credit facility.  Each borrowing under the revolving credit facility has a term of six months but can be continued at our election through July 2017 if we are in compliance with the covenants under the facility.  The executive retirement liability will be paid out over varying periods starting after the actual retirement dates of the covered executives.  The asset retirement obligations are expected to be retired during the next 31 years.

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

These contracts are accounted for using the mark-to-market accounting method and accordingly, we recognize all unrealized and realized gains and losses related to these contracts currently in earnings and such gains and losses are classified as a gain (loss) on risk management activities, net in our consolidated statements of operations.  For further details regarding our derivative contracts, please refer to Note 4, Commodity Price Risk Management under Part I, Item 1 of this report.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company's management, including its Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material changes from the legal proceedings as previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 (page 44).

ITEM 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 (pages 44-45) and in the 2014 10-K (pages 13-30).

Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Mine Safety Disclosures

None

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Severance Agreement
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY CORP.
(Registrant)

Date: November 7, 2015	By:	/s/ David A. Veltri
DAVID A. VELTRI
CEO, COO and President

Date: November 7, 2015	By:	/s/ Steven D. Richmond
STEVEN D. RICHMOND
Chief Financial Officer