Form 10-Q
period 2016-09-30
US ENERGY CORP
filed 2016-11-21
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          YES ☑   NO ☐

The registrant had 5,134,506 shares of its $0.01 par value common stock outstanding as of November 16, 2016.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and equivalents	$1,204	$3,354
Marketable equity securities	1,922	251
Oil and gas sales receivable	694	1,143
Assets held for sale	653	-
Prepaid expenses and other	234	136
Oil price risk derivatives	77	1,634
Discontinued operations - assets of mining segment	135	318

Total current assets	4,919	6,836

Oil and gas properties under full cost method:
Unevaluated properties	4,665	5,664
Evaluated properties	89,436	97,912
Less accumulated depreciation, depletion and amortization	(82,433)	(80,144)
Net oil and gas properties	11,668	23,432

Other assets:
Property and equipment, net	1,898	2,658
Other assets	169	206

Total other assets	2,067	2,864

Total assets	$18,654	$33,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Payable to major operator	$2,394	$4,159
Contingent ownership interests	4,582	3,108
Trade payables and accrued expenses	972	1,791
Accrued compensation and benefits	62	1,352
Borrowings under credit agreement	6,000	6,000
Discontinued operations of mining properties	-	204
Total current liabilities	14,010	16,614

Noncurrent liabilities:
Asset retirement obligations	1,063	1,038
Other accrued liabilities	3	5
Total noncurrent liabilities	1,066	1,043

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, par value $0.01 per share. Authorized 100,000 shares, issued and outstanding 50,000 shares of Series A Convertible Preferred Stock in 2016; liquidation preference of $2,097 as of September 30, 2016	1	-
Common stock, $0.01 par value; unlimited shares authorized; issued and outstanding 5,134,506 shares in 2016 and 4,699,956 shares in 2015	51	47
Additional paid-in capital	127,393	125,133
Accumulated deficit	(124,788)	(109,705)
Other comprehensive income	921	-

Total shareholders' equity	3,578	15,475

Total liabilities and shareholders' equity	$18,654	$33,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2015	2016	2015

Revenue:
Oil	$1,496	$2,258	$4,037	$7,489
Natural gas and liquids	371	364	892	1,097

Total revenue	1,867	2,622	4,929	8,586

Operating expenses:
Oil and gas operations:
Production costs	1,348	1,542	3,812	5,415
Depreciation, depletion and amortization	669	2,199	2,315	7,128
Impairment of oil and gas properties	-	21,446	9,568	43,894
General and administrative:
Compensation and benefits, including directors	158	1,215	469	2,745
Stock-based compensation	30	107	98	331
Professional services	457	162	1,225	702
Insurance, rent and other	99	310	282	656

Total operating expenses	2,761	26,981	17,769	60,871

Operating loss	(894)	(24,359)	(12,840)	(52,285)

Other income (expense):
Gain on receipt of marketable equity securities	750	238	750	238
Realized gain (loss) on oil price risk derivatives	139	33	1,401	(106)
Change in unrealized gain (loss) on oil price risk derivatives	(97)	1,337	(1,557)	1,002
Gain on sale of assets	-	41	100	57
Rental and other income, net of expenses	(46)	(9)	(125)	41
Interest expense	(117)	(67)	(364)	(196)

Loss from continuing operations	(265)	(22,786)	(12,635)	(51,249)

Loss from discontinued operations	-	(865)	(2,448)	(2,385)

Net loss	(265)	(23,651)	(15,083)	(53,634)
Other comprehensive loss:
Unrealized gain (loss) on marketable equity securities	(6)	(10)	921	(5)
Comprehensive income (loss)	$(271)	$(23,661)	$(14,162)	$(53,639)

Loss from continuing operations applicable to common shareholders:
Loss from continuing operations	$(265)	$(23,651)	$(12,635)	$(53,634)
Accrued dividends related to Series A Convertible Preferred Stock	(68)	-	(164)	-

Loss from continuing operations applicable to common shareholders	$(333)	$(23,651)	$(12,799)	$(53,634)

Earnings (loss) per share applicable to common shareholders (basic and diluted):
Continuing operations	$(0.06)	$(4.87)	$(2.67)	$(10.96)
Discontinued operations	-	(0.19)	(0.52)	(0.51)

Total	$(0.06)	$(5.06)	$(3.19)	$(11.47)

Weighted average shares outstanding- basic and diluted	4,768,000	4,675,000	4,726,000	4,675,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In Thousands, Except Share Amounts)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balances, December 31, 2015	-	$-	4,699,956	$47	$125,133	$(109,705)	$-	$15,475
Issuance of restricted common stock to directors and officer	-	-	367,667	3	(3)	-	-	-
Issuance of common stock to settle liability for ESOP funding	-	-	68,128	1	169	-	-	170
Stock-based compensation	-	-	-	-	98	-	-	98
Issuance of Series A Convertible Preferred Stock in disposition of mining segment	50,000	1	-	-	1,999	-	-	2,000
Cash payment for fractional shares in reverse stock split	-	-	(1,245)	-	(3)	-	-	(3)
Unrealized gain on marketable equity securities	-	-	-	-	-	-	921	921
Net loss	-	-	-	-	-	(15,083)	-	(15,083)
Balances, September 30, 2016	50,000	$1	5,134,506	$51	$127,393	$(124,788)	$921	$3,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(In Thousands)

	2016	2015

Cash flows from operating activities:
Net loss	$(15,083)	$(53,634)
Loss from discontinued operations	2,448	2,385
Loss from continuing operations	(12,635)	(51,249)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,422	7,306
Impairment of oil and gas properties	9,568	43,894
Change in fair value of oil price risk derivative	1,557	(1,002)
Amortization of debt issuance costs	221	42
Stock-based compensation	98	331
Gain on receipt of marketable equity securities	(750)	(238)
Gain on sale of assets	(100)	(57)
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas sales receivable	449	2,092
Other assets	(74)	(4)
Increase (decrease) in:
Accounts payable and other liabilities	(1,111)	2,241
Accrued compensation and benefits	(1,120)	275
Net cash provided by (used in) operating activities	(1,475)	3,631

Cash flows from investing activities:
Capital expenditures	(121)	(3,880)
Proceeds from settlement of lawsuit involving oil and gas properties	-	1,500
Proceeds from sale of property and equipment	-	136
Net change in restricted investments	-	885
Net cash used in investing activities:	(121)	(1,359)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	1	-
Payment to cancel shares of common stock	-	(20)
Payments for debt issuance costs	(105)	-
Cash payment for fractional shares in reverse stock split	(3)	-
Net cash used in financing activities	(107)	(20)

Discontinued operations:
Net cash used in operating activities for discontinued operations	(447)	(2,295)
Net increase (decrease) in cash and equivalents	(2,150)	(43)

Cash and equivalents, beginning of period	3,354	4,010
Cash and equivalents, end of period	$1,204	$3,967

Supplemental disclosures of cash flow information:
Income tax paid	$-	$-

Interest paid	$144	$129

Non-cash investing and financing activities:
Issuance of preferred stock in disposition of mining segment	$1,999	$-

Elimination of asset retirement obligations in disposition of mining segment	$204	$-

Unrealized gain (loss) on marketable equity securities	$921	$(10)

Net additions to oil and gas properties through asset retirement obligations	$1	$62

Increase (decrease) in accrued capital expenditures	$-	$1,325

Issuance of common stock to settle ESOP liability	$170	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. The Company’s financial condition as of September 30, 2016, and operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2016.

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

As a result of the Reverse Stock Split, every six shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share or the number of shares of common stock authorized. No fractional shares were issued as a result of the Reverse Stock Split. Fractional shares that would otherwise have resulted from the Reverse Stock Split were paid in a proportionate amount based on the average closing price of $2.23 per share for the five trading days immediately preceding the date of the Reverse Stock Split. The aggregate number of fractional shares canceled in the Reverse Stock Split was 1,245 shares, resulting in a total cash payment of $3. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

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

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to simplify and clarify how certain transactions are classified in the statement of cash flows, and to reduce diversity in practice for such transactions.  This ASU addresses eight specific issues regarding classification of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

2.	LIQUIDITY AND GOING CONCERN

As of September 30, 2016, the Company has a working capital deficit of $9,091 and an accumulated deficit of $124,788. Additionally, the Company incurred a net loss of $15,083 for the nine months ended September 30, 2016. During 2015 and 2016, compliance was not maintained with certain financial ratio covenants in the credit agreement with Wells Fargo as discussed below and in Note 7. In July 2015, Wells Fargo agreed to enter into a third amendment to the credit agreement and provided waivers for non-compliance with the financial ratio covenants for the fiscal quarters ended June 30, 2015 and September 30, 2015.

In April 2016, Wells Fargo provided a waiver for non-compliance with the covenants in the credit agreement for the fiscal quarter ended December 31, 2015. As discussed in Note 7, in August 2016 Wells Fargo agreed to enter into a fourth amendment to the credit agreement that provides for, among other things, a limited waiver of the negative financial covenants for the fiscal quarters ended March 31, 2016 and June 30, 2016. The Company violated the financial ratio covenants for the fiscal quarter ended September 30, 2016, which constitutes an event of default under the credit agreement. Accordingly, Wells Fargo has the immediate right to demand acceleration of all outstanding borrowings and has the ability to foreclose upon the existing collateral. Management believes that Wells Fargo will not demand repayment until an alternative lender can be obtained. However, no assurance can be provided unless a waiver is subsequently obtained to cure the existing event of default. Additionally, management expects that further non-compliance with the financial ratio covenants is likely when results are reported for the fourth quarter of 2016. The ongoing availability of borrowings under this credit agreement through the maturity date of July 30, 2017, or the receipt of funding from alternative sources, is critical to the Company’s ability to survive until oil and gas prices recover.

Commencing in September 2015, the Company completed the following actions to address liquidity constraints and improve the Company’s operating results to enable the Company to survive the current oil and gas industry price environment:

•	During the third quarter of 2015, the Company began to implement restructuring actions to reduce corporate overhead through a reduction in the size of the Company’s workforce from 14 employees at the end of 2014 to one employee by January 2016. Additionally, in December 2015 the Company completed a move of its corporate headquarters to Denver, Colorado for better access to financial services and to improve access to oil and gas deal flow. Management expects its restructuring and other cost-cutting actions will result in an overhead reduction of approximately $4,000 on an annualized basis. During the nine months ended September 30, 2016, these actions contributed to a reduction in general and administrative expenses by $2,360 or 53% as compared to the nine months ended September 30, 2015.

•	As discussed in Note 5, in February 2016 the Company completed the disposition of its mining segment, including the Keystone Mine, a related water treatment plant and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the water treatment plant and mine holding costs, which are expected to result in estimated annual cash savings of $3,000. During the nine months ended September 30, 2016, this disposition contributed to a reduction in operating expenses associated with the mining segment of $2,012 from $2,385 for the nine months ended September 30, 2015 to $373 for the nine months ended September 30, 2016. Management believes the disposition of the Company’s mining segment is a major step in the transformation of U.S. Energy to solely focus on its existing oil and gas business.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

The Company expects that its share of the drilling and completion costs associated with proved undeveloped oil and gas properties that it will be required to fund is approximately $1,000 in 2017 and $3,800 in 2018. Additionally, the Company has a commitment to fund its share of drilling and completion costs of approximately $9,600 under the IronHorse Agreement discussed in Note 9. However, the specific timing and amount of these expenditures is controlled by the operators of the respective properties and can change based on a variety of economic and operating conditions. The Company’s ability to finance these planned capital expenditures is contingent upon its ability to repay $6,000 of outstanding borrowings under the Wells Fargo credit agreement and to obtain alternative sources of financing. In order to reduce the financing commitments, the Company intends to pursue sales of non-core assets to generate near-term liquidity. Alternatives that may be pursued include selling or joint venturing an interest in certain oil and gas properties, selling real estate assets in Wyoming, selling marketable equity securities, issuing shares of common stock for cash or as consideration for acquisitions, and other alternatives, as the Company determines how to best fund its capital programs and meet its financial obligations.

As of September 30, 2016, the Company had cash and equivalents of $1,204. Management believes approximately $7,000 of annualized overhead and mining expense reductions have poised the Company to survive the current low commodity price environment. Management believes the Company’s new singular industry focus, combined with attractive producing properties and a low-cost overhead structure makes the Company an attractive vehicle to partner with for potential investors and lenders during this industry downturn and low commodity price environment. However, there can be no assurance that the Company will be able to complete future financings, dispositions or acquisitions on acceptable terms or at all.

3.	OIL PRICE RISK DERIVATIVES

The Company’s wholly-owned subsidiary Energy One has entered into crude oil derivative contracts (“economic hedges”) with Wells Fargo, the Company’s lender as discussed further in Note 7. The derivative contracts are priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil. The Company is a guarantor of Energy One’s obligations under the economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. Presented below is a summary of outstanding “costless collars” with Wells Fargo as of September 30, 2016 (which total an aggregate of 27,600 barrels of oil production during the final three months of 2016):

Settlement Period		Quantity	Contract Price
Begin	End	(bbls/ day)	Put	Call
10/1/16	12/31/16	300	$50.00	$65.25

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

As of September 30, 2016, the aggregate fair value of oil derivative put contracts was an asset of $78 and the aggregate fair value of oil derivative call contracts was a liability of $1. Since these contracts are with the same counterparty, the Company recognizes the net asset of $77 in the accompanying balance sheet as of September 30, 2016. Since all of the derivative contracts expire within three months of the balance sheet date, the entire amount is included in current assets. As of December 31, 2015, the aggregate fair value of oil derivative put contracts was an asset of $1,674 and the aggregate fair value of oil derivative call contracts was a liability of $40, resulting in a net asset of $1,634.

Unrealized gains and losses resulting from derivatives are recorded at fair value in the consolidated balance sheet. Changes in fair value, as well as realized gains (losses) arising upon derivative contract settlements, are included in the “change in unrealized gain (loss) on oil price risk derivatives” in the consolidated statements of operations.

4.	CEILING TEST FOR OIL AND GAS PROPERTIES

The reserves used in the Company’s full cost ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2016, the Company used a price of $41.68 per barrel for oil and $2.28 per MMbtu for natural gas (as further adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. These prices compare to $50.28 per barrel for oil and $2.59 per MMbtu for natural gas used in the calculation of the Ceiling Test as of December 31, 2015. The discount factor used was 10%.

The Company did not recognize a ceiling test impairment charged for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 when a charge of $21,446 was recognized. For the nine months ended September 30, 2016 and 2015, ceiling test impairment charges for the Company’s oil and gas properties amounted to $9,568 and $43,894, respectively. These impairment charges were primarily related to (i) a decline in the price of oil, (ii) reductions in the estimated quantities that are economically recoverable in the current low oil price environment, and (iii) the transfer of approximately $1,000 of unevaluated properties during the first quarter of 2016 to the full cost pool due to impairment.

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

The market price for molybdenum oxide was approximately $11 per pound during 2013 and 2014 with a decrease to approximately $5 per pound by the fourth quarter of 2015. In light of the considerable ongoing costs related to the Property and the deteriorating market for molybdenum, during 2015 the Company began to explore the viability of alternative structures to the development of the Property that could result in a sharing or elimination of the ongoing costs and liabilities. In February 2016, the Company decided to dispose of the Property rather than continuing the Company’s long-term development strategy whereby the Company entered into the following agreements:

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

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

As a result of the February 2016 disposition of the Property, the Company determined that an impairment charge of $22,620 was required to be recorded in the fourth quarter of 2015 and the disposal of the Company’s mining segment was reported as discontinued operations in the Company’s financial statements. Presented below are the assets and liabilities associated with the Company’s mining segment as of September 30, 2016 and December 31, 2015:

	2016	2015

Assets retained by the Company:
Performance bonds and refundable deposits	$135	$114

Net assets conveyed to Purchaser:
Undeveloped mining claims	-	21,942
Mining equipment	-	1,774
Less accumulated depreciation of mining equipment	-	(892)
Less write-down due to impairment	-	(22,620)

Net book value of assets conveyed	-	204

Total assets of discontinued operations	$135	$318

Asset retirement obligations assumed by Purchaser	$-	$204

B.	Concurrent with entry into the Acquisition Agreement and as additional consideration for MEM to accept transfer of the Property, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with MEM, whereby the Company issued 50,000 shares of newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to MEM in exchange for (i) MEM accepting the transfer of the Property and replacing the Company as the permittee and operator of the WTP, and (ii) the payment of approximately $1 to the Company. The Series A Purchase Agreement contains customary representations and warranties on the part of the Company. As contemplated by the Acquisition Agreement and the Series A Purchase Agreement and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Wyoming Articles of Amendment containing a Certificate of Designations with respect to the Preferred Stock (the “Certificate of Designations”). Pursuant to the Certificate of Designations, the Company designated 50,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The Preferred Stock accrues dividends at a rate of 12.25% per annum of the Adjusted Liquidation Preference (as defined); such dividends are not payable in cash but are accrued and compounded quarterly in arrears on the first business day of the succeeding calendar quarter. At issuance, the aggregate fair value of the Preferred Stock was $2,000 based on the initial liquidation preference of $40 per share. The “Adjusted Liquidation Preference” is initially $40 per share of Preferred Stock, with increases each quarter by the accrued quarterly dividend. The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis.

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

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

During the first quarter of 2016, the Company recorded the fair value of the Preferred Stock based on the initial liquidation preference of $2,000. Since the cash consideration paid by MEM for the Preferred Stock was $1, the Company recorded a charge to discontinued operations of approximately $1,999 associated with the issuance. This charge represents additional consideration to induce MEM to assume the Company’s previous obligations to operate the WTP. As of September 30, 2016, the aggregate Adjusted Liquidation Preference was $2,097 which was convertible into 699,004 shares of common stock, and accrued dividends not yet included in the Adjusted Liquidation Preference amounted to $66.

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

Results of Operations for Discontinued Operations

The results of operations of the discontinued mining operations are presented separately in the accompanying financial statements for all periods presented. Presented below are the components for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2016	2015	2016	2015

Issuance of preferred stock to induce disposition	$-	$-	$(1,999)	$-
Operating expenses of mining segment:
Water treatment plant	-	(470)	(256)	(1,383)
Mine property holding costs	-	(365)	(117)	(912)
Depreciation of mine equipment	-	(30)	-	(90)
Professional fees related to disposition	-	-	(76)	-

Total results for discontinued operations	$-	$(865)	$(2,448)	$(2,385)

6.	ASSETS HELD FOR SALE

As of September 30, 2016, the Company owns three parcels of land in Wyoming for an aggregate of approximately 13 acres of land with a carrying value of $653. This land is currently listed for sale and management expects to sell the land within the following year at prices in excess of the carrying value.

7.	BORROWINGS UNDER CREDIT AGREEMENT

Energy One, a wholly-owned subsidiary of the Company, has a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), which provides for a maturity date of July 30, 2017. As of September 30, 2016 and December 31, 2015, outstanding borrowings under the credit agreement amounted to $6,000, which is also the maximum amount of the borrowing base. Borrowings under the credit agreement are collateralized by Energy One’s oil and gas producing properties and substantially all of the Company’s cash and equivalents. On August 11, 2016, the Company and Wells Fargo entered into a fourth amendment (the "Fourth Amendment") to the credit agreement. The Fourth Amendment provides for, among other things: (i) a limited waiver of the negative financial covenants as it relates to the fiscal quarters ended March 31, 2016 and June 30, 2016, (ii) implementation of a new negative covenant that prohibits the Company’s consolidated general and administrative expenses (as defined) from exceeding $3,000 for each of the years ending December 31, 2016 and 2017, (iii) deferral of the next borrowing base redetermination until December 1, 2016, and (iv) the pledge of additional collateral consisting of certain real estate assets with a net carrying value of $1,830, and 7,436,505 shares of Anfield Resources, Inc., which had a fair value of $1,244 as of September 30, 2016. Each borrowing under the agreement has a term of six months, but can be continued at the Company’s election through July 2017 if the Company is in compliance with the covenants under the credit agreement. The weighted average interest rate on this debt is 3.19% as of September 30, 2016.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

Energy One is required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants do not permit (i) the interest coverage ratio (EBITDAX to interest expense) to be less than 3.0 to 1; (ii) total debt to EBITDAX to be greater than 3.5 to 1; and (iii) the current ratio to be less than 1.0 to 1.0. EBITDAX is defined in the credit agreement as consolidated net income, plus certain non-cash charges. Additionally, the credit agreement prohibits or limits Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell certain assets, enter into transactions with affiliates, and to merge or consolidate with another company. The Company is a guarantor of Energy One’s obligations under the credit agreement.

Energy One failed to comply with the financial ratio covenants in the credit agreement for the fiscal quarter ended December 31, 2015 and in April 2016, Wells Fargo provided a waiver for such non-compliance. Due to the Company’s expectation that ongoing non-compliance with the financial ratio covenants was likely during 2016, the entire principal balance of $6,000 was classified as a current liability as of December 31, 2015. Energy One failed to comply with the financial ratio covenants for each of the first two fiscal quarters in 2016. The Fourth Amendment discussed above provides a limited waiver of the negative financial covenants for the fiscal quarters ended March 31, 2016 and June 30, 2016. However, the Company violated the financial ratio covenants for the fiscal quarter ended September 30, 2016, which constitutes an event of default under the credit agreement. Accordingly, Wells Fargo has the immediate right to demand acceleration of all outstanding borrowings and has the ability to foreclose upon the existing collateral. Management believes that Wells Fargo will not demand repayment until an alternative lender can be obtained. However, no assurance can be provided unless a waiver is subsequently obtained to cure the existing event of default. Additionally, management believes further non-compliance with the financial ratio covenants is likely when results are reported for the fourth quarter of 2016. In the event that Energy One is unable to obtain further waivers under the credit agreement to address the anticipated future breaches of the financial ratio covenants, and other actual or potential future breaches that may occur, Wells Fargo could elect to declare some or all of the Company’s debt to be immediately due and payable and could elect to terminate its commitment.

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

Commitments

Earnings & Participation Agreement. On September 14, 2016, the Company and IronHorse Resources, LLC (“IronHorse”), entered into an Earnings & Participation Agreement (the “IronHorse Agreement”), pursuant to which the Company has agreed to purchase 40% of IronHorse’s interest in five farmout agreements previously acquired by IronHorse (the “Farmout Agreements”). Thomas Bandy, a member of the Board of Directors of the Company, has an ownership interest in IronHorse. The Farmout Agreements cover oil and gas leases and interests in 21 horizontal oil and gas wells (the “Wells”) to be drilled in Weld County, Colorado, targeting the A, B, and C benches of the Niobrara and Codell formations.

Management estimates that the Company’s share of the aggregate drilling and completion costs for the Wells will be approximately $9,600. Additionally, the terms of the IronHorse Agreement provide for a finder’s fee payable to IronHorse which consists of an aggregate of 69,192 shares of the Company’s common stock to be issued in three tranches of 23,064 shares as certain property interests are assigned to the Company. The terms of the IronHorse Agreement initially provided that on or before October 10, 2016, the Company was required to provide to IronHorse reasonable evidence that it has sufficient funding for its obligations under the IronHorse Agreement; otherwise, the IronHorse Agreement would terminate and the Company would have no further rights or obligations thereunder. On October 10, 2016, the parties amended the IronHorse Agreement to extend the date to demonstrate sufficient funding until November 10, 2016, and on November 11, 2016, the parties agreed to a second extension of this date until December 11, 2016.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

The IronHorse Agreement further provides for creation of an Area of Mutual Interest covering three prospect areas within Weld County, Colorado, as further described therein (the “AMI Areas”), whereby the Company and IronHorse will have the right to elect to share equally in any other oil and gas interests acquired in the AMI Areas.

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

Arbitration of Employment Claim. A former at-will employee has asserted a claim that a change of control occurred and he was involuntarily terminated without cause, thereby entitling him to compensation under a purported Executive Severance and Non-Compete agreement (the “Severance and Non-Compete Agreement”), which provided for cash payments if the Company experienced a change of control. The Company contends that no change of control occurred that would entitle the former at-will employee to benefits under the Severance and Non-Compete Agreement. The former employee has claimed that the Company owes up to $1,800 under the Severance and Non-Compete Agreement which requires that any disputes be submitted to binding arbitration. A request for arbitration was submitted by the former employee in March 2016 and, the arbitration proceedings are expected to be conducted during 2017.

Management does not believe there is any merit to the claim of termination without cause or that a change of control occurred. The ultimate outcome of this matter cannot presently be determined. Accordingly, adjustments, if any, that may result from the resolution of this matter have not been reflected in the accompanying consolidated financial statements.

Liability for Contingent Ownership Interests. As of September 30, 2016 and December 31, 2015, the Company had recognized a contingent liability associated with uncertain ownership interests of $4,582 and $3,108, respectively. This liability arises when the calculations of respective joint ownership interests by operators differs from the Company’s calculations. These differences relate to a variety of matters, including allocation of non-consent interests, complex payout calculations for individual wells and groups of wells, and the timing of reversionary interests. Accordingly, these matters are subject to legal interpretation and the related obligations are presented as a contingent liability in the accompanying consolidated balance sheets. While the Company has classified these amounts as current liabilities, most of these issues are expected to be resolved through arbitration, mediation or litigation; due to the complexity of the issues involved, there can be no assurance that the outcome of these contingencies will be resolved in the next year.

Contingent Gain for Joint Interest Audit Recoveries. The Company has performed joint interest audits of certain drilling, completion and operating costs charged by the Major Operator discussed in Note 13. The results of the audits indicated that $5,269 of costs incurred by the Major Operator in 2011 and 2012 were improperly charged to the accounts for all of the joint interest owners in the wells, including $1,919 related to the Company. During 2015, the Major Operator (i) agreed to issue refunds to the joint interest owners for aggregate charges of $606, (ii) denied claims for aggregate charges of $4,432, and (iii) indicated that it is continuing to review claims for aggregate charges of $231. The Company has disputed the $4,432 of denied charges, of which its share is approximately $1,600. Since the Company previously paid the full amounts billed by the Major Operator, the dispute will be resolved in accordance with the terms of the joint operating agreements. Except for the refunds issued during 2015, no amounts have been recorded in the accompanying consolidated financial statements for additional recoveries that may result from the joint interest audits.

10.	SHAREHOLDERS’ EQUITY

Stock Options

For the three months ended September 30, 2016 and 2015, total stock-based compensation expense related to stock options was $18 and $34, respectively. For the nine months ended September 30, 2016 and 2015, total stock-based compensation expense related to stock options was $61 and $138, respectively. As of September 30, 2016, there was $80 of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through January 2018. For the three and nine months ended September 30, 2016, no stock options were granted, exercised, forfeited or expired. Presented below is information about stock options outstanding and exercisable as of September 30, 2016 and December 31, 2015:

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2016		December 31, 2015
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	390,525	$20.64	390,525	$20.64

Stock options exercisable	376,084	$20.97	365,693	$21.17

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2016:

Options Outstanding					Options Exercisable
Number	Exercise Price			Remaining	Number	Weighted
of	Range		Weighted	Contractual	of	Average
Shares	Low	High	Average	Term (years)	Shares	Exercise Price

56,786	$9.00	$9.00	$9.00	8.3	45,675	$9.00
49,504	12.48	12.48	12.48	6.8	49,504	12.48
98,396	13.92	17.10	15.01	3.1	98,396	15.01
185,839	22.62	30.24	29.35	1.3	182,509	29.48

390,525	$9.00	$30.24	$20.64	3.5	376,084	$20.97

As of September 30, 2016, no shares are available for future grants under the Company’s stock option plans. Based upon the closing price for the Company’s common stock of $1.75 per share on September 30, 2016, there was no intrinsic value related to stock options outstanding as of September 30, 2016.

Restricted Stock Grants

In January 2015, the Board of Directors granted 56,786 shares of restricted stock under the 2012 Equity Plan to four officers of the Company. These shares originally vested annually over a period of three years. However, during 2015 vesting was accelerated for three of the four officers in connection with severance agreements for an aggregate of 40,119 shares. The remaining 16,667 shares vested for 5,556 shares in January 2016 and the remaining 11,111 shares will vest for 5,556 shares in January 2017, and 5,555 shares in January 2018. The fair market value of the 56,786 shares on the date of grant was approximately $511.

On September 23, 2016, the Board of Directors granted restricted stock to each member of the Board for 58,500 shares per Board member for an aggregate grant of 351,000 shares. Such shares vest for 50% of the shares on September 23, 2017 and the remaining 50% of the shares vest on September 23, 2018. The closing price of the Company’s common stock on the grant date was $1.74, which will result in an aggregate compensation charge of $611 over the two-year vesting period.

The 351,000 shares of restricted common stock were granted pursuant to the Company’s 2012 Equity Plan, which provides that each grant constitutes an immediate transfer of ownership that entitles the Board members to voting, dividend and other ownership rights. However, the shares of restricted stock are subject to a substantial risk of forfeiture until vesting occurs. Prior to vesting, the shares are not permitted to be sold or transferred and the directors do not maintain physical custody of the shares.

All shares of restricted common stock are included in issued and outstanding shares in the accompanying financial statements. However, until vesting occurs the restricted shares will be excluded from the calculation of basic earnings per share. For the three months ended September 30, 2016 and 2015, total stock-based compensation expense related to restricted stock grants was $6 and $73, respectively. For the nine months ended September 30, 2016 and 2015, total stock-based compensation expense related to restricted stock grants was $31 and $193, respectively. As of September 30, 2016, there was $680 of unrecognized expense related to unvested restricted stock grants, which will be recognized as stock-based compensation expense through January 2018.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

On an annual basis, the Company historically contributed shares of its common stock to the ESOP with an aggregate fair value equal to 10% of compensation for employees that were eligible to participate. Employees were not eligible for ESOP contributions to the extent that their annual taxable compensation exceeded $265 for 2015. All shares of the Company’s common stock contributed to the ESOP have been allocated to specific employees and are vested. Total shares held by the ESOP as of September 30, 2016 and December 31, 2015 were 90,112 and 131,518, respectively. In September 2016, the Company’s Board of Directors terminated the ESOP, which is expected to result in a distribution of the remaining shares held by the ESOP to the vested employees during the fourth quarter of 2016.

For the three months ended September 30, 2015, total stock-based compensation expense related to the ESOP was $23. No expense related to the ESOP has been recorded for the three months ended September 30, 2016 since the Company’s Board of Directors has not determined if a discretionary contribution will be made for 2016. For the year ended December 31, 2015, the Company’s Board of Directors approved a mandatory contribution of $170 which is either payable in cash or may be settled through the issuance of common stock at the election of the Company. On July 7, 2016, the Board of Directors elected to issue 68,128 shares of the Company’s common stock with a fair value of $2.49 per share to settle this obligation.

11.	INCOME TAXES

For Federal income tax purposes, as of December 31, 2015 the Company had net operating loss and percentage depletion carryovers of approximately $57,000 and $7,000, respectively. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset future taxable income and expire in varying amounts through 2035. In addition, the Company has alternative minimum tax credit carry-forwards of approximately $700 which are available to offset future federal income taxes over an indefinite period. The Company has established a valuation allowance for all deferred tax assets including the net operating loss and alternative minimum tax credit carryforwards discussed above since the “more likely than not” realization criterion was not met as of September 30, 2016 and 2015. Accordingly, the Company did not recognize an income tax benefit for the three and nine months ended September 30, 2016 and 2015.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. As of September 30, 2016, gross unrecognized tax benefits are immaterial and there was no change in such benefits during the three and nine months ended September 30, 2016. The Company does not expect a significant increase or decrease to the uncertain tax positions within the next twelve months.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2016 and 2015, common stock equivalents excluded from the calculation of weighted average shares because they were antidilutive are as follows:

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended				Nine Months Ended
	September 30:				September 30:
	2016		2015		2016		2015

Stock options	390,525		436,132	(1)	390,525		435,924	(1)
Unvested shares of restricted common stock	37,818	(1)	55,698	(1)	20,078	(1)	39,972	(1)
Series A convertible preferred stock	699,004	(1)	-		581,535	(1)	-

Total	1,127,347		491,830		992,138		475,896

(1)	Includes weighted average number of shares for options issued during the period and shares of restricted stock that vested during the period.

13.	SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by the joint interest operators of the Company’s oil and gas properties. Approximately 22% of the Company’s proved developed oil and gas reserve quantities are associated with wells that are operated by a single operator (the “Major Operator”). As of September 30, 2016 and December 31, 2015, the Company had a liability to the Major Operator of $2,394 and $4,159, respectively, for accrued operating expenses and overpayments of net revenues when the Major Operator failed to recognize that the Company’s ownership interest reverted after payout, which was achieved for certain wells during 2014 and 2015. Beginning in the second quarter of 2015, the Major Operator began withholding the Company’s net revenues from all wells that it operates for the Company and management expects the Major Operator will continue to withhold the Company’s net revenues until this liability is paid in full. Based on the oil and gas prices and costs used to calculate the Company’s estimated reserves as of September 30, 2016, this liability is not expected to be fully settled. However, under higher pricing scenarios the Company expects the liability will be repaid from future production. Accordingly, the aggregate balances are presented as current liabilities in the accompanying consolidated balance sheets.

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

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Oil Price Risk Derivative Valuation Methodologies

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assessed the likelihood that the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company believes that the counterparty has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. At September 30, 2016 and December 31, 2015, derivative instruments utilized by the Company consisted of crude oil costless collars. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Marketable Equity Securities Valuation Methodologies

The fair value of available for sale securities is based on quoted market prices obtained from independent pricing services. In consideration of the increase in trading volumes for both of the Company’s investments in marketable equity securities, the Company determined that they should be classified in Level 1 as of September 30, 2016.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows:

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

(Dollars in Thousands, Except Per Share Amounts)

Recurring measurements of the fair value of assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable equity securities:
Sutter Gold Mining Company	$19	$-	$-	$19	$-	$13	$-	$13
Anfield Resources, Inc. (1)	1,903	-	-	1,903	-	-	238	238
Crude oil price risk derivatives	-	174	-	174	-	1,634	-	1,634
Total	$1,922	$174	$-	$2,096	$-	$1,647	$238	$1,885

Executive retirement liability	$-	$-	$-	$-	$-	$-	$584	$584

(1)	For the period from September 1, 2015 when the Company acquired its investment in Anfield Resources, Inc. (“Anfield”) through March 31, 2016, average daily trading volume was approximately 10,000 shares and management concluded that the quoted marked price was not an accurate indicator of fair value. Accordingly, alternative methods were used to determine fair value upon receipt of the shares in September 2015, which required classification under Level 3 of the fair value hierarchy. During the second quarter of 2016, average daily trading volume increased to more than 240,000 shares and management now classifies its investment in Anfield under Level 1 of the fair value hierarchy. Primarily as a result of the reclassification of Anfield to Level 1, the Company recognized an unrealized gain of $921 during the nine months ended September 30, 2016. See Note 15 for changes in the fair value of the investment in Anfield after September 30, 2016.

15.	SUBSEQUENT EVENTS

As discussed in Note 9, the Agreement entered into with IronHorse in September 2016 provided that by October 10, 2016, the Company was required to demonstrate to IronHorse that it has adequate funding to carry out its obligations under the IronHorse Agreement; otherwise the IronHorse Agreement would terminate. On October 10, 2016, the Company and IronHorse entered into an amendment to the IronHorse Agreement whereby the date to demonstrate sufficient funding was extended until November 10, 2016. On November 11, 2016, IronHorse agreed to a second extension of this date until December 11, 2016.

As of September 30, 2016, the Company owned an aggregate of 11,374,157 shares of common stock of Anfield Resources, Inc. with a fair market value of $1,904. As of November 16, 2016, the fair market value of these shares was approximately $560, resulting in an unrealized loss of $1,344 for the period from October 1, 2016 through November 16, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, risks arising from defaults under our credit facility, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas business. In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2015 Annual Report on Form 10-K, as amended, and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference. The Company undertakes no duty to update or revise any forward-looking statements.

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

Recent Developments

Disposal of Mining Segment. In February 2016, we transferred to Mt. Emmons Mining Company, a subsidiary of Freeport-McMoRan Inc. (“MEM”), our Mt. Emmons mine site located in Gunnison County, Colorado, including the Keystone Mine, a related water treatment plant (the “WTP”) and other related properties (collectively, the “Purchased Assets”). MEM replaced the Company as the permittee and owner of the WTP and will discharge the obligation of the Company to operate the WTP in accordance with the applicable permits issued by the Colorado Department of Public Health and Environment.

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

Reverse Stock Split. We held our annual meeting of shareholders on June 20, 2016. At the meeting, our shareholders approved Articles of Amendment to Restated Articles of Incorporation (the “Amendment”) to effect a six shares for one share reverse stock split of the Company’s $0.01 par value common stock. The Amendment was filed with the Wyoming Secretary of State and was effective on June 20, 2016. All references herein to the number of shares of common stock and per share amounts have been retroactively adjusted to give effect to the reverse stock split.

Amendment to Credit Agreement. On August 11, 2016, we entered into a fourth amendment (the "Fourth Amendment") to our credit agreement with Wells Fargo. The Fourth Amendment provides for, among other things: (i) a limited waiver of the negative financial covenants for the fiscal quarters ended March 31, 2016 and June 30, 2016, (ii) implementation of a new negative covenant that prohibits our consolidated general and administrative expenses (as defined) from exceeding $3.0 million for each of the years ending December 31, 2016 and 2017, (iii) deferral of our next borrowing base redetermination until December 1, 2016, and (iv) the pledge of additional collateral consisting of certain real estate assets with a net carrying value of $1.8 million, and 7,436,505 shares of Anfield Resources, Inc., which had a fair value of $1.2 million as of September 30, 2016.

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

Revenue Recognition. We record oil and gas revenue under the sales method of accounting. Under the sales method, we recognize revenues based on the amount of oil or natural gas sold to purchasers, which may differ from the amounts to which we are entitled based on our interest in the properties. Gas balancing obligations as of September 30, 2016 and December 31, 2015 were not significant.

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

Results of Operations

Comparison of our Statements of Operations for the Three months ended September 30, 2016 and 2015

During the three months ended September 30, 2016, we recorded a net loss of $0.3 million as compared to a net loss of $23.7 million for the three months ended September 30, 2015. Our loss from continuing operations was $0.3 million for the three months ended September 30, 2016 compared to $22.8 million for the three months ended September 30, 2015. In the following sections we discuss our revenue, operating expenses, non-operating income (expense), and discontinued operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2016 and 2015 (dollars in thousands, except average sales prices):

			Change
	2016	2015	Amount	Percent

Revenue:
Oil	$1,496	$2,258	$(762)	-34%
Natural gas and liquids	371	364	7	2%
Total	$1,867	$2,622	$(755)	-29%

Production quantities:
Oil (Bbls)	41,605	56,084	(14,479)	-26%
Gas (Mcfe)	172,830	147,534	25,296	17%
BOE	70,410	80,673	(10,263)	-13%

Average sales prices:
Per Bbl of oil	$35.96	$40.26	$(4.30)	-11%
Per Mcfe of gas	2.15	2.47	(0.32)	-13%
Per BOE	26.52	32.50	(5.98)	-18%

The decrease in our oil sales of $0.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was attributable to a 26% reduction in our oil production quantity and an 11% reduction in the average oil price realized during the three months ended September 30, 2016. The reduction in our net realized oil price is reflective of the dramatic decrease in global commodity prices during 2015 which has generally persisted during 2016. During the last year, the differential between West Texas Intermediate (“WTI”) quoted prices for crude oil and the prices we realize for sales in the Williston Basin generally ranged between approximately $5.00 and $8.00 per barrel. We expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

Our natural gas and liquids sales were approximately $0.4 million for each of the three months ended September 30, 2016 and 2015. Our natural gas and liquids production was 17% higher for the three months ended September 30, 2016, but this increase was offset by a 13% reduction in the average price realized during this period.

For the three months ended September 30, 2016, we produced 70,410 BOE, or an average of 765 BOE per day, as compared to 80,673 BOE or 877 BOE per day during the comparable period in 2015. This 13% reduction was attributable to several factors, including (i) the normal decline in production for wells in the area of our properties, (ii) we did not add significant reserves from drilling or acquisitions over the past year, and (iii) in this low price environment operators have an incentive to scale back production until prices recover.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent
Production taxes	$127	$241	$(114)	-47%
Marketing and transportation	129	18	111	617%
Lease operating expense:
Workovers	162	127	35	28%
Other	930	1,156	(226)	-20%

Total	$1,348	$1,542	$(194)	-13%

For the three months ended September 30, 2016, production taxes decreased by $0.1 million compared to the same period in 2015. This decrease in production taxes was primarily attributable to a 29% decrease in our oil and gas sales. For the three months ended September 30, 2016, lease operating expense decreased by $0.2 million which was primarily due to the implementation of cost reduction strategies by the operators of our wells. For the three months ended September 30, 2016, lease operating expense includes $0.2 million for workovers that were implemented to maintain production levels, a slight increase compared to the same period in 2015.

Depreciation, depletion and amortization. Our DD&A rate for the three months ended September 30, 2016 was $9.50 per BOE compared to $27.26 per BOE for the three months ended September 30, 2015. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the three months ended September 30, 2016 was $23.4 million of aggregate quarterly impairment charges that resulted from our quarterly Full Cost Ceiling limitations during the 12-month period ended September 30, 2016. Such impairment charges reduced the net capitalized costs subject to future DD&A calculations. Accordingly, our DD&A rate per BOE decreased as we reduced the net capitalized costs by the quarterly impairment charges.

Impairment of oil and gas properties. After recognizing quarterly impairment charges each quarter since the first quarter of 2015, no Full Cost Ceiling impairment charge was required for the three months ended September 30, 2016. This compares to a Full Cost Ceiling impairment charge of $21.5 million for the three months ended September 30, 2015, because the net capitalized costs were in excess of the Full Cost Ceiling limitation.  Presented below are the weighted average prices (before applying the impact of basis differentials between the benchmark prices and the actual prices realized for our wells) used to prepare our reserve estimates and to calculate our Full Cost Ceiling limitations for each of the last seven calendar quarters, along with the impairment charges recognized during each of those quarters (dollars in thousands, except average prices):

	Average Price (1)
	Oil	Gas	Impairment
	(Bbl)	(MMbtu)	Charge

First quarter of 2015	$82.72	$3.88	$19,240
Second quarter of 2015	71.68	3.39	3,208
Third quarter of 2015	59.21	3.06	21,446
Fourth quarter of 2015	50.28	2.59	13,782
First quarter of 2016	46.26	2.40	6,957
Second quarter of 2016	43.12	2.24	2,611
Third quarter of 2016	41.68	2.28	-

_________________

(1)	Represents the trailing 12-month average for benchmark oil and gas prices ending in the last month of the calendar quarter shown.

At this time, it cannot be determined if further impairment charges will be required for the fourth quarter of 2016.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Compensation and benefits, including directors	$158	$1,215	$(1,057)	-87%
Stock-based compensation	30	107	(77)	-72%
Professional services	457	162	295	182%
Insurance, rent and other	99	310	(211)	-68%

Total	$744	$1,794	$(1,050)	-59%

General and administrative expenses decreased by $1.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was attributable to (i) a reduction of $1.0 million in compensation and benefits, which was driven by a reduction in severance and retirement costs of $0.6 million and a reduction in compensation expense of $0.4 million due to the termination of all except one employee by December 31, 2015, (ii) a decrease in stock-based compensation expense of $0.1 million, which primarily resulted from the acceleration of vesting of stock options and restricted stock associated with employees who terminated employment in 2015, and (iii) a reduction in insurance, rent and other expenses of $0.2 million, which was primarily attributable to a reduction in bad debt expense. These decreases, which totaled $1.3 million were partially offset by an increase in professional services of $0.3 million. The increase in professional services was driven by costs of $0.2 million to defend litigation and to investigate potential financing alternatives, and we incurred charges of approximately $0.1 million to effect the reverse stock split that was approved by shareholders on June 20, 2016.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Gain on receipt of marketable equity securities	$750	$238	$512	215%
Realized gain (loss) on oil price risk derivatives	139	33	106	321%
Change in unrealized gain (loss) on oil price risk derivatives	(97)	1,337	(1,434)	-107%
Gain on sale of assets	-	41	(41)	n/a
Rental and other income, net of expenses	(46)	(9)	(37)	-411%
Interest expense	(117)	(67)	(50)	-75%

Total	$629	$1,573	$(944)	-60%

Under our agreement with Anfield Resources, Inc., we received the second tranche of shares valued at $0.7 million during the three months ended September 30, 2016, an increase of $0.5 million compared to the three months ended September 30, 2015, when we received the first tranche of shares, valued at $0.2 million.

We had a realized gain on oil price risk derivatives of $0.1 million for the three months ended September 30, 2016, an increase of $0.1 million compared to the same period in 2015. The realized gain during the three months ended September 30, 2016 resulted from the decline in the market for crude oil after we entered into the derivative contracts. We had an unrealized loss on oil price risk derivatives of $0.1 million for the three months ended September 30, 2016 compared to a gain of $1.3 million for the same period in 2015 when oil prices were plummeting. The change in unrealized gains or losses results from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses also result in the months when derivative contracts are settled in cash whereby previously unrealized gains become realized gains. Similarly, unrealized gains are recognized in the months when derivative contracts are settled in cash whereby previously unrealized losses become realized losses.

Interest expense increased by $0.1 million during the three months ended September 30, 2016 compared to the same period in 2015. This increase was attributable to an increase in amortization of debt issuance costs associated with the amendment of our credit agreement during the third quarter of 2016. Interest rates charged under our revolving line of credit only increased slightly for the three months ended September 30, 2016 compared to the same period in 2015.

Discontinued Operations. In February 2016, we completed the disposition of our mining segment to MEM, including the Keystone Mine, the WTP and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the WTP and mine holding costs, which are expected to result in estimated annual cash savings of approximately $3.0 million. During the three months ended September 30, 2016, we began to realize the benefits of this disposition as aggregate operating expenses associated with the discontinued mining segment declined by $0.9 million compared to the three months ended September 30, 2015. Due to the disposition in February 2016, expenses related to the mining segment that were incurred in prior periods have been reclassified and are included in discontinued operations for all periods presented in this report.

Comparison of our Statements of Operations for the Nine months ended September 30, 2016 and 2015

During the nine months ended September 30, 2016, we recorded a net loss of $15.1 million as compared to a net loss of $53.6 million for the nine months ended September 30, 2015. Our loss from continuing operations was $12.6 million for the nine months ended September 30, 2016 compared to $51.2 million for the nine months ended September 30, 2015. In the following sections we discuss our revenue, operating expenses, non-operating income (expense), and discontinued operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except average sales prices):

			Change
	2016	2015	Amount	Percent

Revenue:
Oil	$4,037	$7,489	$(3,452)	-46%
Natural gas and liquids	892	1,097	(205)	-19%

Total	$4,929	$8,586	$(3,657)	-43%

Production quantities:
Oil (Bbls)	124,285	173,312	(49,027)	-28%
Gas (Mcfe)	406,605	451,233	(44,628)	-10%
BOE	192,053	248,518	(56,465)	-23%

Average sales prices:
Per Bbl of oil	$32.48	$43.21	$(10.73)	-25%
Per Mcfe of gas	2.19	2.43	(0.24)	-10%
Per BOE	25.66	34.55	(8.88)	-26%

The decrease in our oil sales of $3.5 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, resulted from a 28% reduction in our oil production quantity and a 25% reduction in the average oil price realized. The decrease in our natural gas and liquids sales of $0.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, was driven by a 10% decrease in our natural gas and liquids production volumes and a 10% decrease in the average price realized. The reduction in our net realized oil price is reflective of the dramatic decrease in global commodity prices during 2015 which intensified during 2016. During the last year, the differential between West Texas Intermediate (“WTI”) quoted prices for crude oil and the prices we realize for sales in the Williston Basin ranged between approximately $5.00 and $8.00 per barrel. We expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

For the nine months ended September 30, 2016, we produced 192,053 BOE, or an average of 701 BOE per day, as compared to 248,518 BOE or 910 BOE per day during the comparable period in 2015. This 23% reduction was attributable to several factors, including (i) the normal decline in production for wells in the area of our properties, (ii) we did not add significant reserves from drilling or acquisitions over the past year, and (iii) in this low price environment operators have an incentive to scale back production until prices recover.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Production taxes	$465	$804	$(339)	-42%
Marketing and transportation	271	154	117	76%
Lease operating expense:
Workovers	455	516	(61)	-12%
Other	2,621	3,941	(1,320)	-33%

Total	$3,812	$5,415	$(1,603)	-30%

For the nine months ended September 30, 2016, production taxes decreased by $0.3 million compared to the same period in 2015. Substantially all of this decrease in production taxes resulted from lower oil and gas sales. For the nine months ended September 30, 2016, lease operating expense decreased by $1.4 million, which was primarily due to the implementation of cost reduction strategies by the operators of our wells. For the nine months ended September 30, 2016, lease operating expense includes $0.5 million for workovers that were implemented to maintain production levels, a decrease of $0.1 million compared to the same period in 2015.

Depreciation, depletion and amortization. Our DD&A rate for the nine months ended September 30, 2016 was $12.05 per BOE compared to $28.68 per BOE for the nine months ended September 30, 2015. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the nine months ended September 30, 2016 was $67.2 million of aggregate quarterly impairment charges that resulted from our quarterly Full Cost Ceiling limitations during 2015 and for the first two quarters of 2016. During each of the four quarters in 2015 and the first two quarters of 2016, we recognized impairment charges which reduced the net capitalized costs subject to future DD&A calculations. Accordingly, our DD&A rate per BOE decreased as we reduced the net capitalized costs by the quarterly impairment charges discussed below.

Impairment of oil and gas properties. During the nine months ended September 30, 2016 and 2015, we recorded impairment charges related to our oil and gas properties of $9.6 million and $43.9 million, respectively, because the net capitalized costs were in excess of the Full Cost Ceiling limitation.  These quarterly impairment charges were primarily due to the deepening declines in the price realized from oil sales during the 18-month period ended June 30, 2016. Additionally, during the nine months ended September 30, 2016, we determined that unevaluated properties were impaired for approximately $1.0 million. Accordingly, we transferred these costs to the full cost pool which contributed to the Full Cost Ceiling limitation for the nine months ended September 30, 2016.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Compensation and benefits, including directors	$469	$2,745	$(2,276)	-83%
Stock-based compensation	98	331	(233)	-70%
Professional services	1,225	702	523	75%
Insurance, rent and other	282	656	(374)	-57%

Total	$2,074	$4,434	$(2,360)	-53%

General and administrative expenses decreased by $2.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was attributable to (i) a reduction of $2.3 million in compensation and benefits, which was driven by a reduction in severance and retirement costs of $0.6 million and a reduction in compensation expense of $1.7 million due to the termination of all except one employee by December 31, 2015, (ii) a decrease in stock-based compensation expense of $0.2 million, which primarily resulted from the acceleration of vesting of stock options and restricted stock associated with employees who terminated employment in 2015, and (iii) a reduction in insurance, rent and other expenses of $0.4 million, which was attributable to a $0.2 million reduction due to our lower overhead structure after the move to new corporate headquarters in Denver, and a reduction in bad debt expense of $0.2 million. These decreases which totaled $2.9 million were partially offset by an increase in professional services of $0.5 million. The increase in professional fees was driven by costs of $0.2 million to defend litigation and to investigate potential financing alternatives, and we incurred charges of approximately $0.1 million to effect the reverse stock split that was approved by shareholders on June 20, 2016.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

			Change
	2016	2015	Amount	Percent

Gain on receipt of marketable equity securities	$750	$238	$512	215%
Realized gain (loss) on oil price risk derivatives	1,401	(106)	1,507	1422%
Change in unrealized gain (loss) on oil price risk derivatives	(1,557)	1,002	(2,559)	-255%
Gain on sale of assets	100	57	43	75%
Rental and other income, net of expenses	(125)	41	(166)	-405%
Interest expense	(364)	(196)	(168)	-86%

Total	$205	$1,036	$(831)	-80%

 Under our agreement with Anfield Resources, Inc., we received the second tranche of shares valued at $0.7 million during the nine months ended September 30, 2016, an increase of $0.5 million compared to the nine months ended September 30, 2015, when we received the first tranche of shares, valued at $0.2 million.

We had a realized gain on oil price risk derivatives of $1.4 million for the nine months ended September 30, 2016, an improvement of $1.5 million compared to the comparable period in 2015. The realized gain during the nine months ended September 30, 2016 resulted from the decline in the market for crude oil after we entered into the derivative contracts. We had a change in our unrealized loss on oil price risk derivatives of $1.6 million for the nine months ended September 30, 2016 compared to a gain of $1.0 million for the same period in 2015 when oil prices were plummeting. The change in unrealized gains or losses results from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses also result in the months when derivative contracts are settled in cash whereby previously unrealized gains become realized gains. Similarly, unrealized gains are recognized in the months when derivative contracts are settled in cash whereby previously unrealized losses become realized losses.

For the nine months ended September 30, 2016, we recognized a gain of $0.1 million from the sale of certain data that was generated from previous exploration activities. We did not have any cost basis in the data which resulted in a gain for the entire amount of the consideration received.

Interest expense increased by $0.2 million during the nine months ended September 30, 2016 compared to the same period in 2015. This increase was attributable to an increase in amortization of debt issuance costs associated with waivers and an amendment to our credit agreement during 2016. Interest rates charged under our revolving line of credit only increased slightly for the nine months ended September 30, 2016 compared to the same period in 2015.

Discontinued Operations. In February 2016, we completed the disposition of our mining segment to MEM, including the Keystone Mine, the WTP and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the WTP and mine holding costs, which are expected to result in estimated annual cash savings of $3.0 million. During the nine months ended September 30, 2016, we began to realize the benefits of this disposition as aggregate operating expenses associated with the discontinued mining segment declined from $2.4 million for the nine months ended September 30, 2015 to $0.4 million for the nine months ended September 30, 2016, a decrease of $2.0 million or 84%.

In order to induce MEM to assume the Company’s obligations to operate the WTP, we issued additional consideration in the form of 50,000 shares of Series A Convertible Preferred Stock. We recorded the fair value of the Preferred Stock based on the initial liquidation preference of $2.0 million. Since the cash consideration paid by MEM for the Preferred Stock was $500, we recorded a charge to discontinued operations of approximately $2.0 million associated with the issuance. In connection with the disposition, we also incurred professional fees of $0.1 million for the nine months ended September 30, 2016.

Due to the disposition in February 2016, expenses related to the mining segment that were incurred in prior periods have been reclassified and are included in discontinued operations for all periods presented in this report. As of December 31, 2015, we recognized an impairment charge of $22.6 million when we determined that the carrying value of the mining property assets could not be recovered.

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

The following table provides reconciliations of loss from continuing operations to adjusted EBITDAX for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Loss from continuing operations (GAAP)	$(265)	$(22,786)	$(12,635)	$(51,249)
Impairment of oil and gas properties	-	21,446	9,568	43,894
Depreciation, depletion and amortization:
Oil and gas operations	669	2,199	2,315	7,128
Other	5	11	16	34
Change in unrealized loss (gain) on oil price risk derivatives	97	(1,337)	1,557	(1,002)
Stock-based compensation	30	107	98	331
Gain on receipt of marketable equity securities	(750)	(238)	(750)	(238)
Loss (gain) on sale of assets	-	(41)	(100)	(57)
Rental and other expense (income), net	46	9	125	(41)
Interest expense	117	67	364	196

Adjusted EBITDAX (Non-GAAP)	$(51)	$(563)	$558	$(1,004)

Liquidity and Capital Resources

Overview. The following table sets forth certain measures of our liquidity and capital resources as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	Change

Cash and equivalents	$1,204	$3,354	$(2,150)
Working capital deficit (1)	(9,091)	(9,778)	687
Total assets	18,654	33,132	(14,478)
Outstanding debt under Credit Facility	6,000	6,000	-
Borrowing base under Credit Facility	6,000	7,000	(1,000)
Total shareholders' equity	3,578	15,475	(11,897)

Select Ratios

Current ratio (2)	0.35 to 1.00	0.41 to 1.00
Debt to equity ratio (3)	1.68 to 1.00	0.39 to 1.00

_________________

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of September 30, 2016, we have a working capital deficit of $9.1 million compared to a working capital deficit of $9.8 million as of December 31, 2015, an improvement of $0.7 million. This improvement was attributable to the classification of $0.7 million of land held for sale as a current asset as of September 30, 2016.

The reduction in our total assets of $14.5 million is primarily associated with our net loss of $15.1 million during the nine months ended September 30, 2016, as discussed under Results of Operations herein. The reduction in our shareholders’ equity of $11.9 million is primarily associated with our net loss of $15.1 million during the nine months ended September 30, 2016, partially offset by unrealized gains on marketable equity securities of $0.9 million and the issuance of $2.0 million of Series A Convertible Preferred Stock, as discussed under Results of Operations herein.

Capital Resources. As of September 30, 2016, we had cash and equivalents of $1.2 million. Other potential sources of liquidity as of September 30, 2016 include (i) land held for sale with a carrying value of $0.7 million, (ii) an office building and related land with a carrying value of $1.8 million, and (iii) marketable equity securities with a fair value of $1.9 million. However, we expect that all of these assets could take several months or longer to find a willing buyer and realize net cash proceeds from a sale. Additionally, some of these assets serve as collateral under our revolving credit agreement whereby all or part of the sale proceeds may be required to repay outstanding borrowings.

Our sole source of debt financing is a revolving credit agreement with Wells Fargo Bank N.A. (“Wells Fargo”). With lower oil and gas prices during 2015, Wells Fargo decreased the borrowing base by $18.5 million to $6.0 million, which is the borrowing base in effect as of September 30, 2016. Outstanding borrowings as of September 30, 2016 and December 31, 2015 were $6.0 million, and we did not have any unused borrowing availability at either date.

During 2015 and 2016, we violated certain financial ratio covenants in our credit agreement. In July 2015, Wells Fargo agreed to enter into a third amendment to the credit agreement and provide waivers for our non-compliance with the financial ratio covenants for the fiscal quarters ended June 30, 2015 and September 30, 2015. In April 2016, Wells Fargo provided a waiver for our non-compliance with the covenants for the fiscal quarter ended December 31, 2015. In August 2016, Wells Fargo agreed to enter into a fourth amendment (the "Fourth Amendment") to the credit agreement. The Fourth Amendment provides for, among other things: (i) a limited waiver of the negative financial covenants for the fiscal quarters ended March 31, 2016 and June 30, 2016, (ii) implementation of a new negative covenant that prohibits the Company’s consolidated general and administrative expenses (as defined) from exceeding $3.0 million for each of the fiscal years ending December 31, 2016 and 2017, (iii) an extension of the next borrowing base redetermination until December 1, 2016, and (iv) the pledge of additional collateral, consisting of certain real estate assets, and 7,436,505 shares of Anfield Resources, Inc. common stock. We violated the financial ratio covenants for the fiscal quarter ended September 30, 2016, which constitutes an event of default under the credit agreement. Accordingly, Wells Fargo has the immediate right to demand acceleration of all outstanding borrowings and has the ability to foreclose upon the existing collateral.

We are actively exploring numerous sources of potential financing and we do not expect Wells Fargo will demand repayment until an alternative lender can be obtained. However, no assurance can be provided that Wells Fargo will subsequently provide a waiver to cure the existing event of default, and we believe further non-compliance with the financial ratio covenants is likely when results are reported for the fourth quarter of 2016. In the event that we are unable to obtain waivers under the credit agreement to address existing and anticipated future breaches of the financial ratio covenants, and other actual or potential future breaches that may occur, Wells Fargo could elect to declare some or all of our debt to be immediately due and payable and could elect to terminate its commitment. The ongoing availability of borrowings under this credit agreement through the maturity date of July 30, 2017, or our receipt of funding from alternative sources, is critical to our ability to survive until oil and gas prices recover.

Hedging Activities. During the nine months ended September 30, 2016, our oil price risk derivative contracts generated cash settlements of approximately $1.4 million, which had a significant impact on our ability to survive the low oil price environment in 2016. Beginning in January 2017, we do not have any derivative contracts in place, although we are currently exploring alternatives to execute contracts for oil production in 2017 and beyond.

Payables to Operators. During 2015 and 2014, we received significant overpayments due to an operator’s failure to timely recognize the payout implications of our joint operating agreements. During the second quarter of 2015, the operator corrected its records and has elected to begin withholding the net revenues from all of our wells that it operates to recover these overpayments. As of September 30, 2016, the balance of the overpayment was approximately $2.4 million. Based on the oil and gas prices and costs used to calculate our estimated reserves as of September 30, 2016, this liability is not expected to be fully settled, but under higher pricing scenarios we expect the entire liability will be repaid. Accordingly, the aggregate overpayment liability is presented as a current liability in our consolidated balance sheets as of September 30, 2016 and December 31, 2015.

We believe certain operators have failed to allocate our share of non-consent ownership interests, which results in contingent liabilities to the extent we have not been billed for our proportionate share of such interests, and contingent assets to the extent that we have not received our share of the net revenues. We record net contingent liabilities for the obligations that we believe are probable, which amounted to $4.6 million as of September 30, 2016. The ultimate resolution of these uncertainties about our working interests and net revenue interests can extend over a long period of time and we cannot provide any assurance that these matters will be resolved within the next year.

Restructuring Actions. Since September 2015, we completed the following actions to address liquidity constraints and improve our operating results to enable our survival through the current low oil and gas price environment and ultimately begin to grow our oil and gas reserve base:

•	During the third quarter of 2015, we began to implement restructuring actions to reduce corporate overhead through a reduction in the size of the Company’s workforce from 14 employees at the end of 2014 to one employee by January 2016. Additionally, in December 2015 we completed a move of our corporate headquarters to Denver, Colorado for better access to financial services and to improve access to oil and gas deal flow. We expect our restructuring and other cost-cutting actions will result in an overhead reduction of approximately $4.0 million on an annualized basis. During the nine months ended September 30, 2016, we began to realize the benefits of these actions as aggregate general and administrative expenses were reduced by $2.4 million or 53% as compared to the nine months ended September 30, 2015.

•	In February 2016, we completed the disposition of our mining segment, including the Keystone Mine, a related water treatment plant and other related properties. A significant objective for completing the disposition was to improve future profitability. Following the disposition, we are no longer required to operate the water treatment plant and will not be responsible for mine holding costs, which are expected to result in estimated annual cash savings of $3.0 million. During the nine months ended September 30, 2016, we began to realize the benefits of this disposition as aggregate operating expenses associated with the mining segment were reduced from $2.4 million for the nine months ended September 30, 2015 to $0.4 million for the nine months ended September 30, 2016. We believe the disposition of our mining segment is a major step in the transformation of the Company to solely focus on our existing oil and gas business.

Capital Requirements and Funding Alternatives. We are projecting capital expenditures of $1.0 million in 2017 and $3.8 million in 2018 for estimated drilling costs associated with our proved undeveloped oil and gas properties. Additionally, in September 2016 we entered into an Earnings & Participation Agreement (the “IronHorse Agreement”) with IronHorse Resources, LLC (“IronHorse”), pursuant to which we agreed to purchase 40% of IronHorse’s interest in five farmout agreements previously acquired by IronHorse (the “Farmout Agreements”). Thomas Bandy, a member of the Board of Directors of the Company, has an ownership interest in IronHorse. The Farmout Agreements cover oil and gas leases and interests in 21 horizontal oil and gas wells (the “Wells”) to be drilled in Weld County, Colorado, targeting the A, B, and C benches of the Niobrara and Codell formations.

We estimate that the aggregate drilling and completion costs for the Wells will be approximately $9.6 million, with drilling activities currently expected to commence in the first quarter of 2017. The terms of the IronHorse Agreement, as amended, provide that on or before December 11, 2016, we must provide to IronHorse reasonable evidence that we have sufficient funding for our obligations under the IronHorse Agreement; otherwise, the IronHorse Agreement shall terminate and we will have no further rights or obligations thereunder.

The specific timing of expenditures associated with our proved undeveloped properties and the Agreement are controlled by the operators of the respective properties and can change based on a variety of economic and operating conditions. Accordingly, if are unable to fund our share of the drilling costs we would be forced to either elect non-consent status in the case of our proved undeveloped properties, or lose the right to participate in the Agreement with IronHorse.

Our long-term strategy is to acquire additional oil and gas properties at attractive prices. Our ability to finance our planned capital expenditures for drilling activities and our ability to acquire additional producing properties is contingent upon our ability to repay $6.0 million of outstanding borrowings under our Wells Fargo credit agreement and to obtain alternative sources of financing, which we are actively pursuing. In order to reduce the financing commitments needed to carry out our plans, we are considering other alternatives to generate liquidity including selling or joint venturing an interest in some of our oil and gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	Change

Net cash provided by (used in):
Operating activities	$(1,475)	$3,631	$(5,106)
Investing activities	(121)	(1,359)	1,238
Financing activities	(107)	(20)	(87)
Discontinued operations	(447)	(2,295)	1,848

Operating Activities. Cash used by operating activities for the nine months ended September 30, 2016 was $1.5 million as compared to cash provided by operating activities of $3.6 million for the same period in 2015, a decrease of $5.1 million. This decrease is primarily related to the cash impact between the periods caused by (i) reductions in accounts payable and accrued liabilities, and (ii) lower oil and gas sales receivable due to lower oil and gas prices.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2016 was $0.1 million as compared to cash used in investing activities of $1.4 million for the same period in 2015. The primary use of cash in our investing activities for 2015 was for capital expenditures for our oil and gas drilling activities.

Financing Activities. For the nine months ended September 30, 2016, our financing cash flows consisted primarily of payments of $0.1 million for debt issuance costs related to our Wells Fargo credit agreement. Financing cash flows for the nine months ended September 30, 2015 were insignificant.

Discontinued Operations. Cash used in our discontinued operations was $0.4 million for the nine months ended September 30, 2016 as compared to $2.3 million for the same period in 2015, an improvement of $1.9 million. The improvement in 2016 was due to the disposition of our discontinued mining segment in February 2016 as discussed above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the Company's management, including its Chief Executive Officer and principal financial officer, completed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, the Chief Executive Officer and principal financial officer concluded:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth below, there have been no material changes from the legal proceedings as previously disclosed in Item 3 of our 2015 Annual Report on Form 10-K, as amended, and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2016 and June 30, 2016.

Employment Claim. A former at-will employee has asserted a claim that a change of control occurred and he was involuntarily terminated without cause, thereby entitling him to compensation under a purported Executive Severance and Non-Compete agreement (the “Severance and Non-Compete Agreement”), which provided for cash payments if the Company experienced a change of control. The Company contends that no change of control occurred that would entitle the former at-will employee to benefits under the Severance and Non-Compete Agreement. The former employee has claimed that the Company owes up to $1.8 million under the Severance and Non-Compete Agreement which requires that any disputes be submitted to binding arbitration. A request for arbitration was submitted by the former employee in March 2016 and, the arbitration proceedings are expected to be conducted during 2017.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

10.1	Fourth Amendment to Credit Agreement with Wells Fargo Bank, N.A. (incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed August 15, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*†	Certification under Rule 13a-14(b) of Chief Executive Officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

† In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: November 21, 2016	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer and
principal financial officer

-36-