Form 10-Q/A
period 2016-09-30
US ENERGY CORP
filed 2016-12-08
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A to correct an error on the cover page of the original filing on November 21, 2016 that indicated we are considered a shell company. We have corrected the cover page in this amendment to indicate that we are not a shell company (as defined in Rule 12b-2 of the Exchange Act). No other changes were made to our Form 10-Q as originally filed on November 21, 2016.

Item 6. Exhibits

10.1	Fourth Amendment to Credit Agreement with Wells Fargo Bank, N.A. (incorporated by reference from Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed August 15, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1∞	Certification under Rule 13a-14(b) of Chief Executive Officer and principal financial officer
101.INS∞	XBRL Instance Document
101.SCH∞	XBRL Schema Document
101.CAL∞	XBRL Calculation Linkbase Document
101.DEF∞	XBRL Definition Linkbase Document
101.LAB∞	XBRL Label Linkbase Document
101.PRE∞	XBRL Presentation Linkbase Document

* Filed herewith.

∞ Incorporated by reference to the Company's quarterly report on Form 10-Q filed November 21, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: December 8, 2016	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer and principal financial officer