Form 10-K/A
period 2016-12-31
US ENERGY CORP
filed 2017-04-28
CIK 101594

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☑	Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES ☐  NO ☑

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

Documents incorporated by reference: None

EXPLANATORY NOTE

U.S. Energy Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2016 as filed on April 17, 2017 (the “Original 10-K”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. No changes have been made to the Original 10-K other than the addition of the Part III information herein.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and principal financial officer as Exhibits 31.3 and 31.4.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K, which speak as of the date of the original filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference of portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders into Part III of the Original 10-K is hereby deleted.

i

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

The Company’s Board currently consists of five directors. The Company’s Articles of Incorporation provide for the division of the Company’s Board into three classes as equal in number as the total number of members of the Board provided in the Bylaws permits. The Company’s Bylaws limit service of the independent directors to two three year terms. If recommended by the Chairman of the Board and approved by the Board, an independent director may serve one additional term. Directors are subject to mandatory retirement at 70 years of age. If a director reaches the age of 70 during his regularly elected term, he is allowed to serve out the term for which he was elected.

The nominees for election at the Annual Meeting are Jerry W. Danni and Leo A. Heath, both of whom are incumbent directors. Please see biographical information for the directors and the nominees below, under the heading “Business Experience of Directors and Officers.” If approved by the shareholders, Jerry W. Danni and Leo A. Heath will serve terms that will expire at the 2020 annual meeting.

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

Business Experience of Directors and Officers

Set forth below is certain biographical information for each director and executive officer as of the date of this Proxy Statement. The Nominating Committee selects nominees based on their skills, achievements, and experience, and believes that each nominee should have experience in positions of responsibility and leadership and an understanding of our oil and natural gas exploration and production business. Our overall objective is to identify a group of directors that can best contribute to our long-term success. All of the directors and the nominees discussed below are seasoned leaders who collectively bring to the Board a vast array of oil and gas industry, public company, private company, and other business experience, all at the senior executive officer level, and who meet our director qualification standards. Among other attributes, the members of our Board possess a wide breadth of varied skills, experience and leadership in the natural resources and energy industries, finance and accounting, risk management, operations management, strategic planning, business development, regulatory and government affairs, corporate governance, human resources and compensation, and public policy—qualities that led the Nominating Committee and the Board to conclude that these individuals should serve as our directors at this time, in light of our business and structure, overall industry environment, and our long-term strategy. The specific experiences, qualifications, attributes, and skills of each director and nominee are briefly described below. In addition, the directors and nominees represent diverse backgrounds, skill sets, and viewpoints, with a blend of historical and fresh perspectives on our Company, and have a demonstrated ability to work collaboratively with candid discussion.

Thomas R. Bandy (63) - Independent Director. Mr. Bandy was elected to the Board on June 29, 2012. Mr. Bandy has over 35 years of management and operational experience in the oil and gas industry. In 1984 Mr. Bandy formed and managed ProTechnics Company, a company that provides specialized tools and techniques to aid oil and gas companies in evaluating the efficiencies of fracture stimulation projects throughout the world. ProTechnics was sold to Core Laboratories in 1996 and remains as a key part of Core Laboratories’ services portfolio. In 1998, Mr. Bandy formed and managed Production Access, a software development company that created software for oil and gas companies to improve their field drilling and production operations. Production Access was sold to Petris Technologies and eventually sold to Halliburton. From 2007 to 2012, Mr. Bandy worked for Blue Tip Energy Management, LLC, a private equity company formed to purchase and exploit producing oil and gas assets. In 2013, Mr. Bandy co-Founded IronHorse Resources LLC, a privately held oil and gas company which currently owns producing assets in the Rocky Mountain region. The Board has concluded that Mr. Bandy’s experience qualifies him for service as an independent director and as a member of the Compensation, Hedging and Nominating Committees.

Jerry W. Danni (64) - Independent Director and Director Nominee. Mr. Danni was elected to the Board on June 24, 2011. Mr. Danni has more than 30 years of experience in the domestic and international mining industry including as Senior Vice President Sustainability for Goldcorp, Inc., Executive Vice President and Senior Vice President, Corporate Affairs for Golden Minerals Company; Senior Vice President, Environment, Health and Safety for Kinross Gold Corporation; Vice President, Environmental Affairs for Cyprus Climax Metals Company; and Director, Corporate Environmental and Government Affairs for Lac Minerals Ltd. Mr. Danni has a Bachelor of Chemistry degree from Western State College and is a member of the Society of Mining Engineers. Mr. Danni has also served on the Board of Directors for the National Mining Association and the Board of Trustees of the Northwest Mining Association. The Board has concluded that Mr. Danni’s experience qualifies him for service as an independent director and as a member of the Audit and Compensation Committees.

Leo A. Heath (67) - Independent Director and Director Nominee. Mr. Heath was elected to the Board on June 24, 2011. Mr. Heath has nearly 40 years of experience in the oil and gas industry including as Department Head/Assistant Professor of Petroleum Engineering at Montana Tech; Manager of production engineering and field operations in Montana for EnCana Energy Resources, Inc.; District Manager and Production Manager for North American Resources Company; Partner and Owner of Sylvan Petroleum Corp.; Development Manager for Petro Lewis Corp.; Drilling and Production Manager for TXO Production Corp.; and other engineering positions with various other oil and gas companies. Mr. Heath has both a Bachelor of Science degree in Petroleum Engineering and a Master’s degree in Project Engineering and Management from Montana Tech. Mr. Heath is a Registered Professional Engineer, a member of the Society of Petroleum Engineers, and also serves as a Member of the Board of Directors for the Montana Petroleum Association. The Board has concluded that Mr. Heath’s experience qualifies him for service as an independent director and as a member of the Audit, Compensation and Nominating Committees.

James B. Fraser (63) – Independent Director. James Fraser has 40 years of significant upstream experience across the USA and Canada. He has a proven track record of creating, building, and leading value adding organizations with technical and operational expertise across both conventional and unconventional assets. Previously, he was Senior Vice President of Talisman Inc.’s North American Shale Division where he led the growth and expansion of four major operating areas in both the US and Canada. Mr. Fraser was also Vice President of Chesapeake Energy’s Southern Division encompassing Texas, Louisiana, and New Mexico with major capital programs in the Barnett and Haynesville Shales as well as the Permian Basin, East and South Texas. He spent over 20 years with Burlington Resources in a variety of management, exploration, operations and engineering roles across various Rocky Mountain basins, the San Juan Basin and key successful exploration programs. The Board has concluded that Mr. Fraser’s experience qualifies him for service as an independent director and as a member of the Compensation and Hedging Committees. Mr. Fraser has a Bachelor of Science degree in Petroleum Engineering from Montana Tech and a Masters of Business Administration-Finance degree from Regis College.

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

Board of Directors, Audit and Nominating Committees

Board Leadership

Thomas R. Bandy, as Chairman of the Board of Directors, sets the agenda for and presides over Board meetings. The Company believes having a non-executive, independent Board Chairman (i) provides greater transparency between management and the Board, (ii) strengthens board independence, and (iii) and improves board efficiency. David A. Veltri, (CEO and President) is responsible for setting the strategic direction for the Company.

Meetings of the Board

The Board consists of five members and they have primary responsibility for directing management of the business. During 2016, the Board held seven formal meetings, which were attended by all of the directors serving on the Board in person or by telephone.

Attendance at Annual Meetings by Directors

Directors are encouraged, but not required, to attend annual meetings.

Communications from Shareholders to the Board

The independent directors have established a process for collecting and organizing communications from shareholders. Shareholders may send communications to the Board by addressing their communications to Thomas R. Bandy, Chairman of the Board, at 4643 S. Ulster Street, Suite 970, Denver, Colorado 80237. Pursuant to this process, Mr. Bandy determines which of the communications address matters of substance that should be considered by all directors, and sends those communications to all the directors for their consideration.

Audit Committee

To provide effective direction and review of fiscal matters, the Board has established an Audit Committee. The Audit Committee has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Audit Committee also retains our independent outside audit firm and recommends selection of the internal audit firm. It also exercises general oversight of the activities of our independent auditors, principal financial officer, principal accounting officer, accounting employees and related matters. The Chairman of the Audit Committee is James B. Fraser. The Board has determined that Mr. Fraser is an audit committee financial expert as defined in Item 407(d) of SEC Regulation S-K. Other members of the Audit Committee are Jerry W. Danni and Leo A. Heath. All members of the Audit Committee are independent directors under applicable NASDAQ and SEC rules.

The Audit Committee met five times in 2016. All Committee members attended each meeting in person or by telephone. The Committee reviewed our financial statements for each quarter in 2016 and the year as a whole and discussed the financial statements with management and our independent audit firm. Based on the foregoing, the Committee recommended to the Board at the Audit Committee meeting held on April 12, 2017 that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2016. During the year ended December 31, 2016, the Audit Committee Chairman also met independently of management with the firm that performs internal control testing for the Company pursuant to Section 404 of the Sarbanes-Oxley Act. The Committee also reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis.

Nominating Committee

The Company has a Nominating Committee, the members of which are Leo A. Heath (Chairman) and Thomas R. Bandy. These members are independent directors under NASDAQ rules. The Nominating Committee is responsible for identifying and recommending to the Board nominees for election to the Board. This process involves consulting with the Company’s CEO to identify qualified candidates with expertise in one of the business areas of the Company, including financial, oil and gas, and investment banking expertise. Once identified, the Nominating Committee reviews the qualifications (including capability, availability to serve, conflicts of interest, and other relevant factors) of any identified potential director candidate and where necessary assists in interviewing such candidate. It recommends to the Board appropriate nominees to election to be included in the Company’s proxy statement for the annual shareholders meeting. The Nominating Committee met once during 2016 with all members attending either in person or by telephone.

Executive Committee

The Executive Committee helps implement the Board’s overall directives as necessary. Members include David A. Veltri (Chairman) and Jerry W. Danni. The Executive Committee does not regularly conduct formal meetings. The Executive Committee did not hold any meetings in 2016.

Hedging Committee

The Company has a Hedging Committee to review and approve the use of all swap agreements. Members include David A. Veltri (Chairman), Thomas R. Bandy and James B. Fraser. This Committee met formally on four occasions in 2016, and discussed hedging matters informally several times during the year. All Hedging Committee members attended all meetings of the Committee during 2016 either in person or by telephone.

Family Relationships

Family relationships are set forth in Item 13 hereof under the caption “Family Employment”

Risk Oversight

The Company faces various risks in its business, including liquidity and operational risks. Liquidity risk is encountered in the context of balancing contractual commitments to spend capital, and also is involved in the Company’s hedging commitments for oil and gas price protection. Any change in our hedging strategy will require the approval of the Board.

General business operations are managed by our Chief Executive Officer, who reports to the Board as needed on developments in approved areas. Operations are run in conformity with the annual budget presented by management and approved, with appropriate modifications as needed throughout the year, by the Board. However, material budget variations (for example, a proposed acquisition or disposition of a significant property or an entry into a significant joint venture) are subject to prior approval by the Board, even if the category and fund allocation generally had been previously approved by the Board. In these situations, the Chairman will call a Board meeting to discuss specific terms, costs and variables, and associated risks, before committing the Company. We believe this process provides the Board with a continuing and key role in risk oversight.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), directors, executive officers, and persons beneficially holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in that ownership in reports that must be filed with the SEC and us. The SEC has designated specific deadlines for these reports and we must identify in this Proxy Statement those persons who did not file these reports when due.

Based solely on a review of reports furnished to us and written representations from the filing persons, all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2016 under Section 16(a) of the Exchange Act.

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

Item 11 - Executive Compensation

Summary Compensation Table

As of December 31, 2016, our Chief Executive Officer was our only executive officer. The following table sets forth the cash and non-cash compensation for the years ended December 31, 2016 and 2015 earned by each person who served as Chief Executive Officer during 2016, and our other two most highly compensated executive officers (collectively, the “Named Executive Officers”). Beginning in June 2015, each of our directors and executive officers agreed to a voluntary 20% base salary reduction as one of a number of cost savings measures implemented in response to the steep downturn in the price of oil.

Name and Position	Year	Salary		Bonus	Stock Awards		Option Awards		Change in Non-Qualified Deferred Compensation		All other Compensation		Total
David A. Veltri	2016	$359,000	(1)	$-	$101,790	(5)	$-		$-		$3,072	(11)	$463,862
Chief Executive Officer	2015	$331,392	(1)	$-	150,000	(6)	$136,333	(8)(9)	$-		$30,900	(11)	$600,082

Keith G. Larsen,	2016
former Chief Executive Officer	2015	$284,694	(2)	$-	$150,000	(6)	$136,333	(8)(9)	$45,704	(10)	$580,900	(12)	$1,197,651

Steven D. Richmond,	2016
former Chief Financial Officer	2015	$209,125	(3)	$-	$-	(6)	$67,667	(8)(9)	$-		$155,146	(13)	$431,938

Bryon G. Mowry,	2016
former Secretary and Principal Accounting Officer	2015	$203,763	(4)	$-	$-	(6)	$65,730	(8)(9)	$-		$154,362	(14)	$423,855

(1)	Mr. Veltri was hired to serve as our President and Chief Operating Officer effective January 1, 2015 at an annual base salary of $359,000 and eligibility to receive an annual performance bonus of up to 150% of his base salary. Beginning in June 2015, Mr. Veltri agreed to a voluntary 20% base salary reduction. Effective September 25, 2015, Mr. Veltri was appointed to also serve as our Chief Executive Officer and his compensation did not change as a result of this appointment. However, effective October 18, 2015, Mr. Veltri’s base salary was reinstated to his original annual base salary of $359,000.
(2)	Mr. Larsen served as our Chief Executive Officer until his resignation on September 25, 2015. Beginning in January 2015, his base salary was approximately $375,000. Beginning in June 2015, Mr. Larsen agreed to a voluntary 20% base salary reduction.
(3)	Mr. Richmond served as our Chief Financial Officer during 2015 until his resignation effective December 31, 2015. Beginning in January 2015, his base salary was approximately $234,000. Beginning in June 2015, Mr. Richmond agreed to a voluntary 20% base salary reduction.
(4)	Mr. Mowry served as our Principal Accounting Officer and Secretary during 2015 until his resignation effective December 31, 2015. Beginning in January 2015, his base salary was approximately $228,000. Beginning in June 2015, Mr. Mowry agreed to a 20% voluntary base salary reduction.
(5)	In September 2015, we made restricted stock awards of 58,500 to each of our Board of Directors, including Mr. Veltri. Each of these awards was valued based on the closing price of our common stock on the date of grant of $1.74 per share. The awards vest in two equal annual installments beginning one year after the grant date.
(6)	In January 2015, we made a restricted stock awards of 16,666 shares to each of Mr. Veltri and Mr. Larsen, 11,886 shares to Mr. Richmond, and 11,565 shares to Mr. Mowry. Each of these awards was valued based on the closing price of our common stock on the date of grant of$9.00 per share. All of these awards were originally scheduled to vest for one-third of the shares on the anniversary dates of the grants in January 2016, 2017 and 2018. In connection with the resignation and related separation agreements entered into with Messrs. Larsen, Richmond and Mowry, we agreed to immediately accelerate vesting of all shares on their respective termination dates.

(7)	The aggregate grant date fair value for stock awards and modifications was computed in accordance with FASB ASC 718. A discussion of all assumptions made in the valuation of the awards is in Note 11, Shareholders’ Equity, to our consolidated financial statements for the year ended December 31, 2016, included in our Form 10-K filed with the SEC on April 17, 2017. For purposes of this table, the entire fair value of awards with graded vesting are reflected in the year of grant, whereas under FASB ASC 718 the fair value of graded vesting awards is recognized in our financial statements over the vesting period.
(8)	In January 2015, we granted stock option awards for 16,666 shares to each of Mr. Veltri and Mr. Larsen, 11,886 shares to Mr. Richmond, and 11,565 shares to Mr. Mowry. Each of these awards was valued at the estimated fair value on the grant date of approximately $5.28 per share. All of these awards were originally scheduled to vest for one-third of the shares on the anniversary dates of the grants in January 2016, 2017 and 2018. In connection with the resignation and related separation agreements entered into entered into with Messrs. Larsen, Richmond and Mowry, we agreed to immediately accelerate vesting of all options on their respective termination dates.
(9)	In connection with the resignation and related separation agreements entered into with Messrs. Larsen, Richmond and Mowry, we also agreed to modify certain option awards that would have expired in connection with the termination of their employment for a total of 57,777 shares, 32,163 shares and 31,288 shares, respectively. We agreed to permit exercise through the original contractual expiration date of the options, which resulted in a revaluation of the options to determine the fair value of the modified awards on the executive officers’ respective termination dates. The fair value of the modified options for Messrs. Larsen, Richmond and Mowry amounted to $48,563, $5,059 and $4,808, respectively.
(10)	The amounts shown in this column are attributable to the increase in the actuarial value of benefits payable to Mr. Larsen under our executive retirement plan determined using interest rate and mortality assumptions consistent with those used in our financial statements. In December 2015, Mr. Larsen and the other retirement plan participants agreed to terminate the plan in exchange for cash settlements of the plan obligations in the first quarter of 2016. Mr. Larsen’s share of these cash payments amounted to approximately $360,000.
(11)	All Other Compensation for Mr. Veltri during 2016 is primarily comprised of a $3,702 401(k) contribution. All other compensation for Mr. Veltri during 2015 is primarily comprised of a $27,000 contribution for the benefit if Mr. Veltri to our 1989 Employee Stock Ownership Plan (the “ESOP Plan”) and a $4,000 matching 401(k) plan contribution in 2015.
(12)	All Other Compensation in 2015 for Mr. Larsen is primarily comprised of a severance payment of $550,000. Due to his resignation, Mr. Larsen eliminated the possibility of vesting in our 2001 Retirement Plan for which we had recognized an accrued retirement liability of approximately $360,000. All Other Compensation consists primarily of (i) severance of $550,000, (ii) an ESOP Plan contribution of $27,000, and (iii) a $4,000 matching 401(k) plan contribution during 2015.

(13)	All Other Compensation in 2015 for Mr. Richmond is primarily comprised of a severance payment of approximately $129,000, an ESOP contribution of $22,000, and a $4,000 matching 401(k) plan contribution.

(14)	All Other Compensation in 2015 for Mr. Mowry is primarily comprised of a severance payment of approximately $129,000, an ESOP contribution of $21,000, and a $4,000 matching 401(k) plan contribution.

Each executive officer participated in the ESOP Plan, which was established to make annual contributions toward employee retirement. During 2015, all officers received an annual contribution to their ESOP Plan accounts of 10% of the executive’s plan year compensation in common stock of the Company, up to an annual salary limitation of $265,000 for 2015. In addition to the 10% ESOP Plan contribution, the officers received certain unallocated shares from terminated employees pursuant to the terms of the ESOP Plan. Each executive officer also participated in the 401(k) plan and each received a $4,000 contribution during 2015 as a matching amount on their 401(k) contributions to the plan. In consideration of the administrative costs to maintain the 401(k) plan and the fact that we currently only have one employee participating in the plan, our Board of Directors took action to dissolve the 401(k) plan in April 2016. During 2016 and 2015, we did not have any non-equity incentive compensation to report in the table above.

Outstanding Equity Awards

The following table provides information relating to the unexercised stock options and the unvested stock awards for the Named Executive Officers as of December 31, 2016. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Stock Option Awards					Restricted Stock Awards
	Number of Securities Underlying			Option	Option	Shares of Restricted
	Unexercised Options			Exercise	Expiration	Stock That Have Not Vested
Name	Exercisable	Unvested		Price	Date	Number		Market Value

David A. Veltri	5,555	11,111	(1)	$9.00	1/2/25	11,111	(2)	$16,250	(3)

(1)	In January 2015, Mr. Veltri was granted a stock option award for 16,666 shares of common stock, of which one-third of the shares vest on the anniversary dates of the grants in January 2016, 2017 and 2018.
(2)	In January 2015, Mr. Veltri was granted a restricted stock award for 16,666 shares of common stock, of which 5,555 shares vested on January 2, 2016, 5,555 shares vested on January 2, 2017, and the remaining 5,555 shares will vest on January 2, 2018.
(3)	Mr. Veltri’s unvested shares of restricted stock had a market value of $14,222 on December 31, 2016, based on the closing market price for the Company’s common stock of $1.28 on such date.

As of December 31, 2016, the Company is not subject to any employment agreements or any other agreements that provide for potential payments in the event of a change of control of the Company.

Non-Employee Director Compensation

We generally use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to us as well as the skill level required of such directors. For the year ended December 31, 2016, all non-employee director compensation was paid in cash and grants of restricted stock as shown below:

	Nature of Director Fees
Director Name (1)	Director		Committee		Stock Awards		Total
Thomas R. Bandy	$40,000	(2)	$-	(3)	$101,790	(4)	$141,790
Jerry W. Danni	40,000	(2)	6,000	(3)	101,790	(4)	147,790
Leo A. Heath	40,000	(2)	4,000	(3)	101,790	(4)	145,790
James B. Fraser	40,000	(2)	-	(3)	101,790	(4)	141,790
Stephen V. Conrad (former Director)	50,000	(2)	30,000	(3)	101,790	(4)	181,790
All directors as a group	$210,000		$40,000		$508,950		$758,950

(1)	David A. Veltri was appointed to our Board of Directors on December 31, 2015 as a replacement to Mark J. Larsen who resigned on that date. Mr. Veltri has been omitted from this table since he does not receive additional compensation for serving as a director of the Company. Mr. Veltri’s compensation is described above under “Executive Compensation.”
(2)	Effective July 1, 2015, each of our independent directors receives annual cash compensation for serving on our Board of Directors of $40,000, payable at the rate of $3,333 per month. Prior to July 1, 2015, the annual compensation of independent directors was $50,000, payable at the rate of $4,167 per month. Effective July 1, 2015, each of our independent directors agreed to a voluntary 20% fee reduction as one of a number of cost savings measures implemented in response to the steep downturn in the price of oil.
(3)	Independent directors receive additional fees for serving as the Chairman of our board committees. Effective July 1, 2015, Mr. Conrad received an annual fee of $12,000 to serve as Chairman of the Audit Committee; Mr. Fraser currently serves as Chairman of the Audit Committee and is expected to receive an additional $12,000 in annual fees going forward; Mr. Danni receives an annual fee of $6,000 to serve as Chairman of our Compensation Committee; and Mr. Heath receives an annual fee of $4,000 to serve as Chairman of our Nominating Committee. Prior to July 1, 2015, Mr. Conrad received an annual fee of $15,000 to serve as Chairman of the Audit Committee; Mr. Danni received an annual fee of $7,500 to serve as Chairman of the Compensation Committee; and Mr. Heath received an annual fee of $5,000 to serve as Chairman of the Nominating Committee. Effective July 1, 2015, each of our committee chairmen agreed to a voluntary 20% reduction in their fees as one of a number of cost savings measures implemented in response to the steep downturn in the price of oil.

(4)	In September 2015, we made restricted stock awards of 58,500 to each of our Board of Directors, including Mr. Veltri. Each of these awards was valued based on the closing price of our common stock on the date of grant of $1.74 per share. The awards vest in two equal annual installments beginning one year after the grant date.

Due to the resignation of Keith Larsen in September 2015, Mr. Conrad assumed the duties of Chairman of the Board of Directors. In recognition of the additional time required by Mr. Conrad to fulfill these duties, the Board of Directors increased Mr. Conrad’s board compensation by $2,333 per month effective January 1, 2016. Mr. Conrad announced his retirement and resignation from the Board of Directors effective March 3, 2017.

Equity Compensation Plan Information

Presented below is information about each of our Equity Incentive Plans as of December 31, 2016:

	Number of Shares to be Issued Upon:				Securities
	Exercise of Outstanding Options		Vesting of Restricted Stock		Available
	Number of	Weighted Average	Number of	Weighted Average	For Future
	Shares	Exercise Price	Shares	Grant-Date Price	Issuance
	(a)	(b)	(c)	(d)	(e)

Plans Approved by Shareholders:
2001 Incentive Stock Option Plan	238,396	$25.65	-	$-	-
2008 Stock Option Plan for Independent
Directors and Advisory Board Members	29,779	19.66	-	-	-
2012 Equity and Performance Incentive Plan	122,350	11.11	367,667	2.06	-
Plans Not Approved by Shareholders	-	-	-	-	-

Total	390,525	$20.63	367,667	$2.06	-

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

Compensation Committee

The Company has a Compensation Committee, the members of which are Jerry W. Danni (Chairman), Thomas R. Bandy, James B. Fraser and Leo A. Heath. These members are independent under applicable criteria established by NASDAQ. This Committee met formally on four occasions in 2016, and discussed compensation matters informally several times during the year. All Compensation Committee members attended all meetings of the Committee during 2016 either in person or by telephone.

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

Compensation Risk Assessment

We do not believe that our compensation programs encourage excessive risk taking. Risk mitigating factors of our compensation program and Board governance include:

·	A mix of short-term and long-term incentives designed to incentivize creation of long-term shareholder value;

·	Caps on awards under our bonus programs, along with the use of targeted performance goals designed to emphasize metrics that lead to long- term shareholder value creation; and

·	The use of a Hedging Committee to review and approve all swap agreements.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 22, 2017, by (a) each stockholder who is known to us to own beneficially 5.0% or more of our outstanding common stock; (b) each of our directors; (c) our sole executive officer, and (d) all directors and our executive officer as a group. This information is based on SEC reports or as otherwise known by us. Except as otherwise indicated, and for shares subject to forfeiture, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock. David A. Veltri, as Trustee of our 1989 Employee Stock Ownership Plan (the “ESOP”) exercises voting powers over any non-allocated shares owned by the ESOP and dispositive powers over all ESOP shares.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 22, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 22, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Such options are assumed to be exercised for purposes of these calculations, even though such exercise prices are currently in excess of the closing price of our common stock of $0.93 as of April 18, 2017. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officer is c/o U.S. Energy Corp., 4643 S. Ulster Street, Suite 970, Denver, Colorado 80237.

Title of Class	Name of Beneficial Owner	Position with Company	Beneficial Ownership		Percent of Class
	Directors and Executive Officers:
Common	Thomas R. Bandy	Chairman of Board	61,832	(1)	1.0%
Common	Jerry W. Danni	Director	67,666	(2)	1.1%
Common	Leo A. Heath	Director	64,666	(3)	1.0%
Common	James Fraser	Director	60,000	(4)	1.0%
Common	David A. Veltri	Chief Executive Officer and Director	103,038	(5)	1.7%
Common	Stephen V. Conrad	Former Director	73,333	(6)	1.2%
Common	Directors and executive officer as a group (6 people)		430,535		7.0%
	Stockholders in Excess of 5%:
Common	CVI Investments, Inc.	Shareholder	370,200	(7)	6.0%
Preferred	Mt. Emmons Mining Company 333 N. Central Avenue Phoenix, AZ 85004	Convertible Preferred Shareholder	729,006	(8)	10.6%

(1)	Mr. Bandy’s beneficial ownership consists of (i) ownership of 59,055 shares of our common stock, and (ii) 2,777 shares underlying stock options that are presently exercisable.
(2)	Mr. Danni’s beneficial ownership consists of (i) ownership of 60,166 shares of our common stock, and (ii) 7,500 shares underlying stock options that are presently exercisable.
(3)	Mr. Heath’s beneficial ownership consists of (i) ownership of 58,833 shares of our common stock, and (ii) 5,833 shares underlying stock options that are presently exercisable.
(4)	Mr. Fraser’s beneficial ownership consists of (i) ownership of 59,333 shares of our common stock, and (ii) 667 shares underlying stock options that are presently exercisable.
(5)	Mr. Veltri’s beneficial ownership consists of (i) ownership of 75,166 shares of our common stock, (ii) 5,555 shares underlying stock options that are presently exercisable, and (iii) the ability to exercise dispositive rights in his capacity as an ESOP Trustee over 22,317 shares currently owned by the ESOP.
(6)	Mr. Conrad’s beneficial ownership consists of (i) ownership of 68,500 shares of our common stock, and (ii) 4,833 shares underlying stock options that are presently exercisable.
(7)	Based on information disclosed in the Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2017. Height Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these shares.
(8)	On February 11, 2016, Mt. Emmons Mining Company, a subsidiary of Freeport-McMoRan Inc., acquired 50,000 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) with an initial liquidation preference of $2,000,000 ($40.00 per share). The Preferred Stock accrues dividends at a rate of 12.25% per annum and such dividends are not payable in cash but are accrued and compounded quarterly in arrears and added to the initial liquidation preference. As of December 31, 2016, the adjusted liquidation preference was approximately $2.2 million or $46.40 per share. At the option of the holder, each share of Preferred Stock may initially be converted into 13.33 shares of our common stock (the “Conversion Rate”) for an aggregate of 666,667 shares. In no event will the aggregate number of shares of Common Stock issued upon conversion be greater than 793,349 shares. The conversion rate was adjusted for accumulated dividends through December 31, 2016 along with the Company’s capital raise on December 20, 2016, and is currently at the rate of 15.01 shares of our common stock. The Preferred Stock will generally not vote with the Company’s Common Stock on an as-converted basis on matters put before the Company’s shareholders.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Family Employment

Keith G. Larsen, former Chairman and CEO, and Mark J. Larsen, a former director, President and COO, are brothers. Former employee Richard Larsen is the brother of Keith and Mark Larsen and former employee Reginald Larsen is the son of Richard Larsen. As of December 31, 2015, none of these family members continued to be employed or serve as directors of the Company. Furthermore, none of these family members received any type of compensation during the year ended December 31, 2016 and therefore no table is shown below setting forth amounts paid to these family members for the year ended December 31, 2016. The following table sets forth the amounts paid to these family members for compensation for the year ended December 31, 2015:

							Change in Non-
							Qualified
				Stock	Option		Deferred		All Other
Name	Salary		Bonus	Awards	Awards		Compensation		Compensation		Total

2015:
Keith G. Larsen	$284,694	(1)	$-	$150,000	$136,353	(1)	$45,704	(1)	$580,900	(1)	$1,197,651
Mark J. Larsen	-		-	-	-		-		273,816	(2)	273,816
Richard Larsen	159,335		-	-	-		-		24,100	(3)	202,300
Reginald Larsen	100,996		-	-	-		-		12,100	(4)	109,500

Total	$545,025		$-	$150,000	$136,353		$45,704		$908,596		$1,785,678

(1)	Please refer to the Summary Compensation Table under “Executive Compensation” for information about compensation for Keith Larsen.
(2)	In September 2014, Mark J. Larsen notified us that he intended to resign as President, Chief Operating Officer and Treasurer effective December 31, 2014. We retained Mr. Larsen to provide consulting services relating to our Mt. Emmons mining project for a one-year term beginning January 1, 2015. In consideration for those services, we agreed to pay Mr. Larsen consulting fees equal to his then current annual salary of $304,240. Effective July 1, 2015, Mr. Larsen agreed to a voluntary 20% reduction in his consulting fee as one of a number of cost savings measures implemented in response to the steep downturn in the price of oil. Mr. Larsen remained on our Board of Directors until his resignation on December 31, 2015.
(3)	All Other Compensation is primarily comprised of contributions under our ESOP Plan.
(4)	All Other Compensation for Reginald Larsen is comprised of a severance payment of approximately $23,000 upon his termination of employment on December 31, 2015, a $10,000 ESOP Plan contribution, and a $2,000 matching 401(k) plan contribution in 2015.

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

The Audit Committee considers all relevant factors when determining whether to approve a proposed related party transaction, including (without limitation):

·	the size of the transaction and the amount of consideration that might be paid to a related person;

·	the nature of the interest of the applicable related person; and

·	whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties.

Implementation of the Policy

In determining whether to approve a proposed related party transaction, the Audit Committee must be reasonably satisfied that:

·	the transaction likely will significantly benefit all shareholders, even though it will provide a benefit to the related parties; and

·	goods or services of comparable quality either cannot be obtained from third parties in time to meet the Company’s needs, or can be obtained but at a significantly higher cost.

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

Related Party Transactions

Since the beginning of fiscal year 2016 until the date hereof, there have been no related party transactions except for the compensation described in “Family Employment” above.

Director Independence

The Board is comprised of a majority of independent directors. Specifically, the Board has determined Jerry W. Danni, Leo A. Heath, James B. Fraser, and Thomas R. Bandy are independent under applicable NASDAQ rules. In addition, the Audit Committee, the Compensation Committee, and the Nominating Committee are each comprised solely of independent directors as required under the applicable requirements of NASDAQ and the SEC.

Item 14 - Principal Accounting Fees and Services

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

Hein & Associates LLP charged the following fees related to our 2016 and 2015 financial statements, all of which were approved by the Audit Committee:

11

	2016		2015
	Amount	Percent	Amount	Percent
Audit Fees (1)	$171,938	76%	$167,829	76%
Audit-Related fees (2)	29,826	13%	13,125	6%
Tax Fees (3)	25,800	11%	40,635	18%
All Other Fees	-	0%	-	0%
Total	$227,564	100%	$221,589	100%

(1)	Includes fees for the 2016 and 2015 audits of our annual financial statements and reviews of our quarterly financial information filed with the SEC.
(2)	Includes fees for 2016 and 2015 audits of the annual financial statements for our wholly owned subsidiary, Energy One LLC.
(3)	Includes fees for tax return preparation and consultation on tax matters incurred during 2016 and 2015.

Relationship with Independent Accountants

Hein & Associates LLP has audited the Company's financial statements for the years ended December 31, 2016, 2015 and 2014. A representative will be present at the Company’s 2017 Annual Meeting in person or by telephone to respond to appropriate questions, and will be provided the opportunity to make a statement at the meeting. There have been no disagreements between the Company and Hein & Associates LLP concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which were not resolved to the satisfaction of that firm.

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

(b) Exhibits. The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K, were previously filed with the Original 10-K, or are hereby incorporated by reference:

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Restated Bylaws, dated as of April 3, 2014 (incorporated by reference from Exhibit 3.2 to the Company’s Report on Form 8-K filed April 7, 2014)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
3.5 *	Amendment to Amended and Restated Bylaws, dated April 27, 2017
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)
10.1(e)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(f)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)
10.2**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.3**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)

10.4**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.5**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.6**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.6.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.7**	Amendment Assignment and Assumption Agreement (Anfield Resources and Uranium One) dated as of August 14, 2014
10.8(a)**†	Executive Employment Agreement – Keith G. Larsen (effective 4-20-12) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed January 17, 2012)
10.8(b)** †	Executive Employment Agreement – David Veltri (effective 10-23-15) (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed August 15, 2016)
10.8(c)**†	Agreement and Mutual Release of All Claims – Keith G. Larsen (effective 9-25-15) (incorporated by reference from Exhibit 10.8(b) to the Form 10-K/A filed April 29, 2016)
10.8(d)**†	Agreement and Mutual Release of All Claims – Steven D. Richmond (effective 12-31-15) (incorporated by reference from Exhibit 10.8(c) to the Form 10-K/A filed April 29, 2016)
10.8(e)**†	Agreement and Mutual Release of All Claims – Bryon G. Mowry (effective 12-31-15) (incorporated by reference from Exhibit 10.8(d) to the Form 10-K/A filed April 29, 2016)
10.8(f)**†	Form of Executive Severance and Non-Compete Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)
10.9**	Agreement for Purchase of Leasehold Interests in McKenzie and Williams Counties, North Dakota (Brigham Oil & Gas, L.P.) (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.10(a)**	Agreement for Purchase of Leasehold Interests in McKenzie County, North Dakota (Geo Resources, Inc.) (incorporated by reference from Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.10(b)**	Amendments (5) to Agreement for Purchase of Leasehold Interest in McKenzie County, North Dakota (Geo Resources, Inc.) (incorporated by reference from Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.11(a)**	Participation Agreement between Energy One, LLC and Contango/Crimson effective February18, 2011 for the Leona River Project (incorporated by reference from Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K filed March 12, 2014)
10.11(b)**	Participation Agreement between Energy One, LLC and Contango/Crimson effective April 1, 2011 for the Booth/Tortuga Project (incorporated by reference from Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K filed March 12, 2014)
10.12**	Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.13**	Investor Rights Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)
10.14**	Securities Purchase Agreement dated as of December 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2016)
14.0**	Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 30, 2004)
21.1**	Subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2014)
23.1#	Consent of Independent Registered Accounting Firm (Hein & Associates LLP)
23.2#	Consent of Reserve Engineer (Jane E. Trusty, PE)
23.3#	Consent of Reserve Engineer (Cawley, Gillespie & Associates, Inc.)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2#	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.4*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1#	Certification under Rule 13a-14(b) of Chief Executive Officer and principal financial officer
99.1#	Reserve Report (Jane E. Trusty, PE)
99.2**	Reserve Report (Cawley, Gillespie & Associates, Inc.) (incorporated by reference from Exhibit 99.1 to the Form 10-K filed March 12, 2014)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

** Previously filed.

† Exhibit constitutes a management contract or compensatory plan or agreement.

# Filed or furnished with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: April 28, 2017	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer

