Form 10-Q
period 2017-06-30
US ENERGY CORP
filed 2017-08-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-6814

U.S. ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4643 S. Ulster Street, Suite 970, Denver, CO	80237
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

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

The registrant had 6,134,506 shares of its $0.01 par value common stock outstanding as of August 14, 2017.

 Part I. FINANCIAL INFORMATION

 Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$1,987	$2,518
Oil and gas sales receivable	641	562
Discontinued operations - assets of mining segment	114	114
Assets available for sale	653	653
Marketable securities	622	946
Oil price risk derivatives	311	—
Other current assets	233	96

Total current assets	4,561	4,889

Oil and gas properties under full cost method:
Unevaluated properties and exploratory wells in progress	4,664	4,664
Evaluated properties	87,919	87,834
Less accumulated depreciation, depletion and amortization	(83,094)	(82,640)

Net oil and gas properties	9,489	9,858

Other assets:
Property and equipment, net	1,650	1,864
Other assets	108	156

Total other assets	1,758	2,020

Total assets	$15,808	$16,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Payable to major operator	$2,667	$2,710
Contingent ownership interests	1,518	1,430
Other	748	743
Accrued compensation and benefits	63	49
Current portion of long-term debt	—	6,000

Total current liabilities	4,996	10,932

Noncurrent liabilities:
Revolving credit facility	6,000	—
Asset retirement obligations	1,061	1,045
Warrant liability	510	1,030
Other liabilities	—	2
Total noncurrent liabilities	7,571	2,077

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 100,000 shares, 50,000 shares of series A Convertible Preferred Stock outstanding as of June 30, 2017 and December 31, 2016; liquidation preference of $2,375 as of June 30, 2017.	1	1
Common stock, $0.01 par value; unlimited shares authorized; 6,134,506 and 5,834,568 shares issued and outstanding, respectively	61	61
Additional paid-in capital	127,787	127,576
Accumulated deficit	(124,229)	(123,825)
Other comprehensive loss	(379)	(55)

Total shareholders’ equity	3,241	3,758

Total liabilities and shareholders’ equity	$15,808	$16,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2017	2016	2017	2016

Revenue:
Oil	$1,591	$1,677	$2,830	$2,541
Natural gas and liquids	401	319	909	521

Total revenue	1,992	1,996	3,739	3,062

Operating expenses:
Oil and gas operations:
Production costs	803	1,434	1,856	2,464
Depreciation, depletion and amortization	202	864	473	1,646
Impairment of oil and gas properties	—	2,611	—	9,568
General and administrative:
Compensation and benefits, including director and contract employees	178	172	354	311
Stock-based compensation	106	34	212	68
Professional services	571	541	1,350	768
Insurance, rent and other	136	16	237	183

Total operating expenses	1,996	5,672	4,482	15,008

Operating loss	(4)	(3,676)	(743)	(11,946)

Other income (expense):
Realized gain (loss) on oil price risk derivatives	100	380	100	1,262
Unrealized gain (loss) on oil price risk derivatives	311	(887)	311	(1,460)
Gain on sale of assets	1	100	1	100
Rental and other income (loss)	(131)	(48)	(347)	(79)
Warrant fair value adjustment	180		520
Interest expense	(121)	(75)	(246)	(247)

Total other income (expense)	340	(530)	339	(424)

Income (loss) from continuing operations	336	(4,206)	(404)	(12,370)

Discontinued operations
Discontinued operations	—	(10)	—	(2,448)

Loss from discontinued operations	—	(10)	—	(2,448)

Net income (loss)	336	(4,216)	(404)	(14,818)

Change in fair value of marketable equity securities	(238)	927	(324)	927

Comprehensive profit (loss)	$98	$(3,289)	$(728)	$(13,891)

Profit (loss) from continuing operations applicable to common shareholders:
Profit (loss) from continuing operations	$98	$(4,206)	$(728)	$(12,370)
Accrued dividends related to Series A Convertible Preferred Stock	(71)	(62)	(140)	(96)

Profit (loss) from continuing operations applicable to common shareholders	$27	$(4,268)	$(868)	$(12,466)

Profit (loss) per share-Basic:
Continuing operations	$0.05	$(0.90)	$(0.09)	$(2.63)
Discontinued operations	—	—	—	(0.52)

Total	$0.05	$(0.90)	$(0.09)	$(3.15)

Diluted:
Continuing operations	$0.05	$(0.90)	$(0.09)	$(2.63)
Discontinued operations	—	—	—	(0.52)

Total	$0.05	$(0.90)	$(0.09)	$(3.15)

Weighted average shares outstanding:
Basic	5,834,568	4,705,000	5,834,568	4,705,000
Diluted:	6,626,344	4,705,000	5,834,568	4,705,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Please note that 2016 “Loss per share- basic & diluted” may differ from results reported on the Company’s previous quarterly reports on Form 10-Q due to fractional shares associated with the Company’s 6 for 1 stock split in June 2016.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In Thousands)

	2017	2016

Cash flows from operating activities:
Net loss	$(404)	$(14,818)
Loss from discontinued operations	—	2,448
Loss from continuing operations	(404)	(12,370)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and depletion	674	1,718
Debt amortization	27
Impairment of oil and gas properties	—	9,568
Change in fair value of oil price risk derivative	(311)	1,460
Stock-based compensation and services	212	68
Warrant fair value adjustment	(520)	—
Other	(8)	52
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas sales receivable	(79)	309
Other assets	(138)	(160)
Increase (decrease) in:
Accounts payable and accrued liabilities	—	(948)
Accrued compensation and benefits	14	(1,131)

Net cash used in operating activities	(533)	(1,434)

Cash flows from investing activities:
Capital expenditures	(22)	(86)
Proceeds from asset sale	24	—

Net cash provided by investing activities:	2	(86)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	1
Payments for debt issuance costs	—	(24)
Cash payment for fractional shares in reverse stock split	—	(3)
	—
Net cash used in financing activities	—	(26)

Discontinued operations:
Net cash used in discontinued operations	—	(448)

Net decrease in cash and equivalents	(531)	(1,994)

Cash and equivalents, beginning of period	2,518	3,354

Cash and equivalents, end of period	$1,987	$1,360

Non-cash investing and financing activities:
Issuance of preferred stock in disposition of mining segment	—	$1,999

Elimination of asset retirement obligations in disposition of mining segment		204

Unrealized gain on marketable equity securities		927

Net additions to oil and gas properties through asset retirement obligations	—	1

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

For further information, please refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 17, 2017. Our financial condition as of June 30, 2017, and operating results for the six months ended June 30, 2017 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and gas properties; production and commodity price estimates used to record accrued oil and gas sales receivable; valuation of commodity derivative instruments; fair value of outstanding warrants; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and gas, these estimates could change in the near term and such changes could be material.

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

Significant Account Policies

There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2016 Annual Report.

Recent Accounting Pronouncements

Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

Financial instruments. In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity instruments be measured at fair value with subsequent changes in fair value recognized in net income. ASU 2016-01 also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity method investments or investments in consolidated subsidiaries. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

Statement of cash flows. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The adoption of this guidance will not impact the Company’s financial position or results of operations, but could result in presentation changes on the Company’s statement of cash flows.

Business combinations. In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

Stock-based compensation. In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017, and the Company is currently evaluating the impact that it will have on its financial position, cash flows and results of operations.

2.	LIQUIDITY & GOING CONCERN

As of June 30, 2017, the Company has a working capital deficit of $0.4 million and an accumulated deficit of $124.2 million. Additionally, the Company incurred a net profit of $0.3 million and a net loss of $0.4 million for the three and six months ended June 30, 2017, respectively.

On May 2, 2017, the Amended and Restated Credit Agreement, dated July 30, 2010, between U.S. Energy Corp.’s wholly-owned subsidiary, Energy One and Wells Fargo Bank N.A. was sold, assigned and transferred to APEG Energy II, L.P. (“APEG”) (the “Credit Agreement”). APEG purchased and assumed all of Wells Fargo’s rights and obligations as the lender to Energy One under the credit facility. Concurrently, U.S. Energy Corp., Energy One and APEG entered into a Limited Forbearance Agreement dated May 2, 2017. On June 28, 2017, U.S. Energy Corp., Energy One and APEG entered into a Fifth Amendment to the Credit Agreement providing for, among other things, an extension of the maturity date to July 19, 2019, new financial coverage ratio covenants and a limited release and waiver with respect to any historical Company non-compliance with any and all financial covenants by the Company. As of June 30, 2017, the Company was in compliance with all financial covenants and fully conforming with all requirements under its credit agreement. Accordingly, the entire balance of $6.0 million has been classified as a long-term liability.

As of June 30, 2017, the Company had cash and equivalents of $2.0 million. Management believes overhead and mining expense eliminations have poised the Company to survive the continued low commodity price environment. However, there can be no assurance that the Company will be able to complete future financings, dispositions or acquisitions on acceptable terms or at all. The significantly lower oil price environment has substantially decreased our cash flows from operating activities. Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures. If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.

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

The Company’s wholly-owned subsidiary Energy One has historically entered into crude oil derivative contracts (“economic hedges”). The derivative contracts are priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil. The Company is a guarantor of Energy One’s obligations under the economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. Presented below is a summary of outstanding crude oil swaps as of June 30, 2017.

	Begin	End	Quantity (bbls/d)	Price

Crude oil price swaps	5/1/17	12/31/17	300	$52.40

Unrealized gains and losses resulting from derivatives are recorded at fair value in the consolidated balance sheet. Changes in fair value are included in the “change in unrealized gain (loss) on oil price risk derivatives” in the consolidated statements of operations. For the six months ended June 30, 2017 and 2016, the Company’s unrealized gains (losses) from derivatives amounted to $0.3 and $(1.5) million, respectively. Derivative contract settlements are included in the “realized gain (loss) on oil price risk derivatives” in the consolidated statement of operations. For the six months ended June 30, 2017 and 2016, the Company’s realized gains (losses) from derivatives amounted to $0.1 and $1.3 million, respectively.

Please refer to Note 13 entitled “Subsequent Events” for more information.

4.	CEILING TEST FOR OIL AND GAS PROPERTIES

The reserves used in the Company’s full cost ceiling test incorporate assumptions regarding pricing and discount rates in the determination of present value. In the calculation of the ceiling test as of June 30, 2017, the Company used a price of $42.56 per barrel for oil and $2.94 per MMbtu for natural gas (as further adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. These prices compare to $42.75 per barrel for oil and $2.48 per MMbtu for natural gas used in the calculation of the Ceiling Test as of December 31, 2016. The Company used a discount factor of 10%.

For the six months ended June 30, 2017 and 2016, ceiling test impairment charges for the Company’s oil and gas properties amounted to $0 and $9.6 million, respectively.

5.	DISCONTINUED OPERATIONS AND PREFERRED STOCK ISSUANCE

Disposition of Mining Segment

In February 2006, the Company reacquired the Mt. Emmons molybdenum mining properties (the “Property”). In February 2016, the Company’s Board of Directors decided to dispose of the Property rather than continuing the Company’s long-term development strategy whereby the Company entered into the following agreements:

A.	The Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Mt. Emmons Mining Company, a subsidiary of Freeport-McMoRan Inc. (“MEM”), whereby MEM acquired the Property. The Company did not receive any cash consideration for the disposition; the sole consideration for the transfer was that MEM assumed the Company’s obligations to operate the Water Treatment Plant (“WTP”) and to pay the future mine holding costs for portions of the Property that it desires to retain.

Under U.S. GAAP, the disposal of a segment is reported as discontinued operations in the Company’s financial statements. Presented below are the assets and liabilities associated with the Company’s mining segment as of June 30, 2017 and December 31, 2016:

	2017	2016

Assets retained by the Company:
Performance bonds	$114	$114

Total assets of discontinued operations	$114	$114

B.	Concurrent with entry into the Acquisition Agreement and as additional consideration for MEM to accept transfer of the Property, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with MEM, whereby the Company issued 50,000 shares of newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to MEM in exchange for (i) MEM accepting the transfer of the Property and replacing the Company as the permittee and operator of the WTP, and (ii) the payment of approximately $1 to the Company. The Series A Purchase Agreement contains customary representations and warranties on the part of the Company. As contemplated by the Acquisition Agreement and the Series A Purchase Agreement and as approved by the Company’s Board of Directors, the Company filed with the Secretary of State of the State of Wyoming Articles of Amendment containing a Certificate of Designations with respect to the Preferred Stock (the “Certificate of Designations”). Pursuant to the Certificate of Designations, the Company designated 50,000 shares of its authorized preferred stock as Series A Convertible Preferred Stock. The Preferred Stock accrues dividends at a rate of 12.25% per annum of the Adjusted Liquidation Preference (as defined below); such dividends are not payable in cash but are accrued and compounded quarterly in arrears on the first business day of the succeeding calendar quarter. At issuance, the aggregate fair value of the Preferred Stock was $2,000 based on the initial liquidation preference of $40 per share. The “Adjusted Liquidation Preference” is initially $40 per share of Preferred Stock, with increases each quarter by the accrued quarterly dividend. The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis.

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

Combined Results of Operations for Discontinued Operations

The results of operations of the discontinued mining operations are presented separately in the accompanying financial statements. Presented below are the components for the six months ended June 30, 2017 and 2016:

	2017	2016

Issuance of preferred stock to induce disposition	$—	$(1,999)

Operating expenses of mining segment:
Water treatment plant	—	(256)
Mine property holding costs	—	(117)
Professional fees	—	(76)
Total results for discontinued operations	$—	$(2,448)

6.	DEBT

Energy One, a wholly-owned subsidiary the Company, has a credit facility with APEG Energy II, L.P. (“APEG”). As of June 30, 2017 and 2016, outstanding borrowings under the credit facility amounted to $6.0 million. U.S. Energy Corp., Energy One and APEG entered into a Limited Forbearance Agreement dated May 2, 2017. On June 28, 2017, U.S. Energy Corp., Energy One and APEG entered into a Fifth Amendment to the credit facility providing for, among other things, an extension of the maturity date to July 19, 2019, new financial coverage ratio covenants and a waiver with respect to any historical Company non-compliance with any and all financial covenants. As of June 30, 2017 and 2016, the borrowing base was $6.0 million. Borrowings under the credit facility are secured by Energy One’s oil and gas producing properties and substantially all of the Company’s cash and equivalents. Each borrowing under the agreement has a term of six months, but can be continued at the Company’s election through July 2019 if the Company remains in compliance with the covenants under the credit facility. The weighted average interest rate on this debt is 7.23% as of June 30, 2017. The interest rate on the credit facility is currently fixed at 8.75%.

Energy One is required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants do not permit (as the following terms are defined in the Fifth Amendment) (i) PDP Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. As of June 30, 2017, the Company is in compliance with all credit facility covenants. Additionally, the Credit Agreement prohibits or limits Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. The Company is a guarantor of Energy One’s obligations under the Credit Agreement.

7.	COMMITMENTS AND CONTINGENCIES

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

The Company is also a party to litigation that seeks to reform certain assignments of mineral interests it acquired from Brigham. This matter involves the depth below the surface to which the assignments were effective. The plaintiff is seeking to reform the agreement such that the Company’s assignment would be revised to be 12 feet closer to the surface. This dispute affects one of the Company’s producing wells. The matter was settled on July 7, 2017 with the court ruling in favor Brigham and therefore U.S. Energy will retain all interests in all subject leases.

Texas Quiet Title Action – Willerson Lease. In September 2013, the Company acquired from Chesapeake a 15% working interest in approximately 4,244 gross mineral acres referred to as the Willerson lease. In January 2014, Willerson inquired if their lease had terminated due to the failure to achieve production in paying quantities pursuant to the terms of the lease. The Company along with Crimson and Liberty filed a declaratory judgment action in the District Court of Dimmit County in May 2014 seeking a determination from the court that the lease remains valid and in effect. The lessors counterclaimed for breach of contract, trespass, and related causes of action. In January 2016, the lessors filed a third-party petition alleging breach of contract, trespass, and related causes of action against Chesapeake and EXCO Operating Company, LP. The matter has settled in 2017 with the Company’s portion of such settlement being $75,000 plus related legal fees of $165,000 as reflected in the Company’s financial statements under “Professional fees, insurance and other” as of June 30, 2017.

Arbitration of Employment Claim. A former employee has claimed that the Company owes up to $1.8 million under an Executive Severance and Non-Compete agreement (the “Agreement”) due to a change of control and termination of employment without cause. The Agreement requires that any disputes be submitted to binding arbitration and a request for arbitration was submitted by the parties in March 2016. This matter was settled in May 2017 for $175,000 plus non-essential equipment of $15,000 as reflected in the Company’s financial statements under “Rental and other income/(loss)” as of June 30, 2017.

Contingent Ownership Interests. As of June 30, 2017, the Company had recognized a contingent liability associated with uncertain ownership interests of $1.5 million. This liability arises when the calculations of respective joint ownership interests by operators differs from the Company’s calculations. These differences relate to a variety of matters, including allocation of non-consent interests, complex payout calculations for individual and group wells and the timing of reversionary interests. Accordingly, these matters are subject to legal interpretation and the related obligations are presented as a contingent liability in the accompanying condensed consolidated balance sheet as of June 30, 2017. While the Company has classified this entire amount as a current liability, most of these issues are expected to be resolved through arbitration, mediation or litigation. Due to the complexity of the issues involved, there can be no assurance that the outcome of these contingencies will be resolved within the next twelve months.

Anfield Gain Contingency. In 2007, the Company sold all of its uranium assets for cash and stock of the purchaser, Uranium One Inc. (“Uranium One”). The assets sold included a uranium mill in Utah and unpatented uranium claims in Wyoming, Colorado, Arizona and Utah. Pursuant to the asset purchase agreement, the Company was entitled to additional consideration from Uranium One up to $40,000 based on, among other things, the performance of the mill, and achievement of commercial production and royalties, however no additional consideration has been received from Uranium One. In August 2014, the Company entered into an agreement with Anfield Resources Inc. (“Anfield”) whereby if Anfield was successful in acquiring the property from Uranium One, Anfield would be released from the future payment obligations stemming from the 2007 sale to Uranium One. On September 1, 2015, Anfield acquired the property from Uranium One and is now obligated to provide the following consideration to the Company:

●	Issuance of $2,500 in Anfield common shares to the Company. The Anfield shares are to be held in escrow and released in tranches over a 36-month period. Pursuant to the agreement, if any of the share issuances result in the Company holding in excess of 20% of the then issued and outstanding shares of Anfield (the “Threshold”), such shares in excess of the Threshold would not be issued at that time, but deferred to the next scheduled share issuance. If, upon the final scheduled share issuance the number of shares to be issued exceeds the Threshold, the value in excess of the Threshold is payable to the Company in cash,
●	$2,500 payable in cash upon 18 months of continuous commercial production, and
●	$2,500 payable in cash upon 36 months of continuous commercial production.

The first tranche of common shares resulted in the issuance of 7,436,505 shares of Anfield with a market value of $750,000 and such shares were delivered to the Company in September 2015. The second tranche of shares resulted in the issuance of 3,937,652 additional shares of Anfield with a market value of $750,000, and such shares were delivered to the Company in September 2016. Since the trading volume in Anfield shares has increased, beginning primarily in the quarter ended June 30, 2016, the Company determined a mark-to-market technique would be the most appropriate method to determine the fair value for Anfield shares. The primary factor in using a mark-to-market valuation in determining the fair value of Anfield shares is justified because of the Company’s belief that due to the increased liquidity in the stock, using current market prices for Anfield shares reflects the most accurate fair value calculation. At June 30, 2017, we determined the fair value of the Anfield shares to be approximately $0.6 million. The timing of any future receipt of cash from Anfield is not determinable and there can be no assurance that any cash will ever be received from Anfield or that the shares received from Anfield will ever be liquidated for cash.

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

Stock Options

For the six months ended June 30, 2017 and 2016, total stock-based compensation expense related to stock options was $36,000 and $43,000 respectively. As of June 30, 2017, there was $44,000 of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through January 2018. For the six months ended June 30, 2017, no stock options were granted, exercised, forfeited or expired. Presented below is information about stock options outstanding and exercisable as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	390,525	$20.64	390,525	$20.64

Stock options exercisable	381,640	$20.79	376,084	$20.97

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and exercisable at June 30, 2017:

Options Outstanding					Options Exercisable
Number	Exercise Price			Remaining	Number	Weighted
of	Range		Weighted	Contractual	of	Average
Shares	Low	High	Average	Term (years)	Shares	Exercise Price

56,786	$9.00	$9.00	$9.00	7.5	51,231	$9.00
49,504	12.48	12.48	12.48	6.0	49,504	12.48
98,396	13.92	17.10	15.01	2.3	98,396	15.01
185,839	22.62	30.24	29.35	0.6	182,509	29.48

390,525	$9.00	$30.24	$20.64	2.7	381,640	$20.97

As of June 30, 2017, no shares are available for future grants under the Company’s stock option plans. Based upon the closing price for the Company’s common stock of $0.68 per share on June 30, 2017, there was no intrinsic value related to stock options outstanding as of June 30, 2017.

Restricted Stock Grants

In January 2015, the Board of Directors granted 340,711 shares of restricted stock under the 2012 Equity Plan to four officers of the Company. These shares originally vested annually over a period of three years. However, during 2015 vesting was accelerated for three of the four officers in connection with severance agreements for an aggregate of 240,711 shares. The remaining 100,000 shares vested for 33,333 shares in both January 2016 and January 2017 and the remaining shares will vest for 33,334 shares in January 2018. The fair market value of the 340,711 shares on the date of grant was approximately $511,000. On September 23, 2016, the Board of Directors granted restricted stock to each member of the Board for 58,500 shares per Board member for an aggregate grant of 351,000 shares. The vesting of the directors’ restricted grants was accelerated in May 2017 in connection with the resignations of members of the Company’s Board of Directors. The closing price of the Company’s common stock on the grant date was $1.74, which is expected to result in an aggregate compensation charge of $611,000. For the six months ended June 30, 2017 and 2016, total stock-based compensation expense related to restricted stock grants was $176,000 and $25,000 respectively. As of June 30, 2017, there was $402,000 of unrecognized expense related to unvested restricted stock grants, which will be recognized as stock-based compensation expense through January 2018.

9.	INCOME TAXES

For Federal income tax purposes, as of December 31, 2016 the Company had net operating loss and percentage depletion carryovers of approximately $74.7 million and $2.5 million, respectively. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset future taxable income and expire in varying amounts through 2035. In addition, the Company has alternative minimum tax credit carry-forwards of approximately $0.7 million which are available to offset future federal income taxes over an indefinite period. The Company has established a valuation allowance for all deferred tax assets including the net operating loss and alternative minimum tax credit carryforwards discussed above since the “more likely than not” realization criterion was not met as of June 30, 2017 and 2016. Accordingly, the Company did not recognize an income tax benefit for the six months ended June 30, 2017 and 2016. Furthermore, the Company projects a net loss for the fiscal year ended December 31, 2017.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. As of June 30, 2017, gross unrecognized tax benefits are immaterial and there was no change in such benefits during the three months ended June, 2017. The Company does not expect significant increase or decrease to the uncertain tax positions within the next twelve months.

10.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of unvested restricted stock awards and contingently issuable shares during the periods presented, unless their effect is anti-dilutive. For the three and six months ended June 30, 2017 and 2016, common stock equivalents excluded from the calculation of weighted average shares because they were antidilutive are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017s	2016

Stock options	390,525	390,525	(1)	390,525	390,525	(1)
Unvested shares of restricted common stock	356,555	11,111		356,555	11,141
Outstanding warrants	1,000,000	—		1,000,000	—

Total	1,747,080	401,636		1,747,080	401,666

(1)	Includes weighted average number of shares for options and shares of restricted stock issued during the period

11.	SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by the joint interest operators of the Company’s oil and gas properties. Approximately 27% of the Company’s proved developed oil and gas reserve quantities are associated with wells that are operated by a single operator (the “Major Operator”). As of June 30, 2017 and December 31, 2016, the Company had a liability to the Major Operator of $2,667,000 and $2,710,000 respectively, for accrued operating expenses and overpayments of net revenues when the Major Operator failed to recognize that the Company’s ownership interest reverted after payout was achieved for certain wells during 2014 and 2015. Beginning in the second quarter of 2015, the Major Operator began withholding the Company’s net revenues from all wells that it operates for the Company and management expects the Major Operator will continue to withhold the Company’s net revenues until this liability is paid in full. Based on the oil and gas prices and costs used in the Company’s reserve report as of June 30, 2017, this liability is not expected to be fully settled until the first quarter of 2020, but under higher pricing scenarios the Company expects the liability will be repaid from future production. Accordingly, the aggregate balances are presented as current liabilities in the accompanying consolidated balance sheets.

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

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on December 31, 2016 to be $1,030,000, or $1.03 per warrant, using the Monte Carlo model with the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $1.28, average volatility rate of 90%, and a risk-free interest rate of 2.01%. The Company re-measured the warrants as of June 30, 2017, using the same Monte Carlo model, using the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $0.68, average volatility rate of 88%, and a risk-free interest rate of 1.89%. As of June 30, 2017, the fair value of the warrants was $510,000, or $0.51 per warrant, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable equity securities:
Sutter Gold Mining Company	$11	$—	$—	$11	$16	$—	$—	$16
Anfield Resources, Inc.	611	—	—	611	930	—	—	930
Crude oil price risk derivatives		311	—	311	—	—	—	—
Total	$622	$311	$—	$933	$946	$—	$—	$946

Outstanding warrant liability	$—	$—	$510	$510	$—	$—	$1,030	$1,030

The following table presents a reconciliation of changes in assets and liabilities measured at fair value on a recurring basis for the period ended June 30, 2017 and the year ended December 31, 2016.

	Assets			Liabilities
	Marketable Securities and Derivatives
	Sutter	Anfield	Derivatives	Warrants
	(Level 1)	(Level 1)	(Level 2)	(Level 3)	Net
Fair value, December 31, 2016	$16	$930	$—	1,030	$1,976

Total net losses included in:
Other comprehensive loss	(5)	(319)	—	—	(324)
Fair value adjustments included in net loss:
Net unrealized gain on warrant fair value adjustment	—	—	—	(520)	(520)
Crude oil price risk derivatives	—	—	311	—	311
Fair value, June 30, 2017	$11	$611	311	510	$1,443

13.	SUBSEQUENT EVENTS

On July 26, 2017, for the period beginning January 1, 2018 through December 31, 2018, the Company entered into NYMEX natural gas swap contracts for 500 mcf per day at $3.01 per mcf.

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

Recent Developments

On July 26, 2017, for the period beginning January 1, 2018 through December 31, 2018, the Company entered into NYMEX natural gas swap contracts for 500 mcf per day at $3.01 per mcf.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2017 and 2016

During the three months ended June 30, 2017, we recorded a net profit of $0.3 million as compared to a net loss of $4.2 million for the three months ended June 30, 2016. In the following sections we discuss our revenue, operating expenses, non-operating income, and discontinued operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2017 and 2016 (dollars in thousands, except average sales prices):

			Change
	2017	2016	Amount	Percent

Revenue:
Oil	$1,591	$1,677	$(86)	-5%
Gas	401	319	82	26%

Total	$1,992	$1,996	$(4)	0%

Production quantities:
Oil (Bbls)	36,004	43,032	(7,028)	-16%
Gas (Mcfe)	134,187	167,897	(33,710)	-20%
BOE	58,369	71,015	(12,646)	-18%

Average sales prices:
Oil (Bbls)	$44.19	$38.97	$5.22	13%
Gas (Mcfe)	2.99	1.90	1.09	57%
BOE	34.13	28.11	6.02	21%

The decrease in our oil sales of $0.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily the result of a 16% decrease in oil production during the three months ended June 30, 2017. The 13% increase in the average oil price realized partially offset the reduction in our oil production quantity during the three months ended June 30, 2017. The increase in our gas sales of $0.1 million for the three months June 30, 2017 as compared to the three months ended June 30, 2016 was driven by a 57% increase in the average gas price realized which offset a 20% decrease in our gas production during the three months ended June 30, 2017. The increase in our net realized oil price is reflective of the partial recovery in global commodity prices during the first half of 2017. During the last year, the differential between West Texas Intermediate (“WTI”) quoted prices for crude oil and the prices we realize for sales in the Williston Basin was approximately $6.00 per barrel lower. We expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

For the three months ended June 30, 2017, we produced 58,369 BOE, or an average of 641 BOE per day, as compared to 71,015 BOE or 780 BOE per day during the comparable period in 2016. This 18% reduction was attributable to several factors, including (i) the normal decline in production for wells in the area of our properties, (ii) the Company did not add significant reserves from drilling or acquisition over the past year, and (iii) the low commodity price environment incentivizes operators to scale back production until prices recover.

Oil and Gas Production Costs. Presented below is a comparison of the Company’s oil and gas production costs for the three months ended June 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Production taxes and other expenses	$267	$271	$(4)	-1%
Lease operating expenses	536	1,163	(627)	-54%

Total	$803	$1,434	$(631)	-44%

For the three months ended June 30, 2017, production taxes and other expenses slightly decreased compared to the comparable period in 2016. The consistency in production taxes resulted from similar revenues from oil and gas sales. For the three months ended June 30, 2017, lease operating expense decreased by $0.6 million which was primarily due to the implementation of cost reduction strategies by the operators of our wells. During 2017, we expect cost reduction implementation programs to continue during the prolonged global commodity price downtown.

Depreciation, depletion and amortization. Our DD&A rate for the three months ended June 30, 2017 was $3.33 per BOE compared to $12.17 per BOE for the three months ended June 30, 2016. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the three months ended June 30, 2017 was $9.6 million of aggregate quarterly impairment charges that resulted from our quarterly Full Cost Ceiling limitations during 2016. During each of the quarters ended March 31, 2016 and June 30, 2016, we recognized impairment charges which reduced the net capitalized costs subject to future DD&A calculations. Accordingly, our DD&A rate per BOE decreased as we reduced the net capitalized costs by the quarterly impairment charges discussed below.

Impairment of oil and gas properties. During the three months ended June 30, 2017 and 2016, we recorded impairment charges related to our oil and gas properties of $0.0 million and $2.6 million, respectively, because the net capitalized costs were in excess of the Full Cost Ceiling limitation. These quarterly impairment charges were primarily due to the deepening declines in the price of oil beginning in 2015 and continuing through 2016. Presented below are the weighted average prices (before applying the impact of basis differentials between the benchmark prices and the actual prices realized for our wells) used to prepare our reserve estimates and to calculate our Full Cost Ceiling limitations for each of the last five calendar quarters, along with the impairment charges recognized during each of those quarters (dollars in thousands, except average prices):

	Average Price (1)
	Oil	Gas	Impairment
	(Bbl)	(MMbtu)	Charge

Second quarter of 2016	43.12	2.24	2,611
Third quarter of 2016	41.68	2.28	—
Fourth quarter of 2016	42.75	2.48	—
First quarter of 2017	47.61	2.73	—
Second quarter of 2017	48.95	3.01	—

(1)	Represents the trailing 12-month average for benchmark oil and gas prices ending in the last month of the calendar quarter shown.

Our quarterly reserve reports are prepared based on a trailing 12-month average for benchmark oil and gas prices.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Compensation and benefits, including directors	$178	$172	$6	3%
Stock-based compensation	106	34	72	212%
Professional fees	571	541	30	6%
Insurance, rent and other	136	16	120	750%

Total	$991	$763	$228	30%

General and administrative expenses increased by $0.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This increase was primarily attributable to (i) an increase of $0.1 million in insurance fees associated with the Company’s operations, and (ii) an increase in stock-based compensation which primarily resulted from the amortization of restricted stock grants issued in September 2016.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Realized gain on oil price risk derivatives	$100	$380	$(280)	-73%
Unrealized gain (loss) on oil price risk derivatives	311	(887)	1,198	135%
Rental and other income (expense), net	(131)	(48)	(83)	173%
Warrant revaluation gain	180	—	180	NA
Interest expense	(121)	(75)	(46)	61%
Gain on sale of assets	1	100	(99)	-99%

Total other income (expense)	$340	$(530)	$870	164%

During the three months ending June 30, 2017, the Company had a realized gain on oil price risk derivatives of $0.1 million compared to a gain of $0.4 million for the comparable period in 2016. The Company had an unrealized gain on oil price risk derivatives of $0.3 million for the six months ended June 30, 2017 compared to a loss of $0.9 million for the comparable period for 2016. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the three months ending June 30, 2017, the Company realized an expense of $0.1 million on rental and other income (expense), an increase of $0.1 million over the comparable period in 2016. The increased expense was primarily due to an increase in office rental expenses of $0.1 million incurred during the quarter ending June 30, 2017.

During the three months ending June 30, 2017, we realized a non-cash gain on the revaluation of our outstanding warrants of $0.2 million. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. No warrants were outstanding for the period ending June 30, 2016. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense increased by $0.05 million during the three months ended June 30, 2017 compared to the comparable period in 2016. The average interest rate increased to 7.23% for the three months ended June 30, 2017 in comparison to 2.95% for the three months ended June 30, 2016.

Discontinued Operations. In February 2016 the Company completed the disposition of our mining segment to Mt. Emmons Mining Company (“MEM”), including the Keystone Mine, the WTP and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the WTP and mine holding costs, which are expected to result in estimated annual cash savings of $3.0 million. During the three months ended June 30, 2017 and 2016, we incurred operating expenses associated with the discontinued mining segment of $0 and $0.1 million, respectively.

In order to induce MEM to assume the Company’s obligations to operate the WTP we issued additional consideration in the form of 50,000 shares of Series A Convertible Preferred Stock. For the three months ended March 31, 2016, we recorded the fair value of the Preferred Stock based on the initial liquidation preference of $2.0 million. Since the cash consideration paid by MEM for the Preferred Stock was $500, we recorded a charge to discontinued operations of approximately $2.0 million associated with the issuance. There were no charges associated with discontinued operations for the period ended June 30, 2017.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2017 and 2016

During the six months ended June 30, 2017, we recorded a net loss of $0.4 million as compared to a net loss of $14.8 million for the six months ended June 30, 2016. Our loss from continuing operations was $0.4 million for six months ended June 30, 2017 compared to $12.3 million for the six months ended June 30, 2016. In the following sections we discuss our revenue, operating expenses, non-operating income, and discontinued operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2017 and 2016 (dollars in thousands, except average sales prices):

			Change
	2017	2016	Amount	Percent

Revenue:
Oil	$2,830	$2,541	$289	11%
Gas	909	521	388	74%

Total	$3,739	$3,062	$677	22%

Production quantities:
Oil (Bbls)	65,040	82,680	(17,640)	-21%
Gas (Mcfe)	259,282	233,776	25,506	11%
BOE	108,253	121,643	(13,390)	-11%

Average sales prices:
Oil (Bbls)	$43.51	$30.73	$12.78	42%
Gas (Mcfe)	3.51	2.23	1.28	57%
BOE	34.54	25.17	9.37	37%

The increase in our oil sales of $0.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily the result of a 42% increase in the average oil price realized during the six months ended June 30, 2017. The increase in the average oil price realized offset a 21% reduction in our oil production quantity during the six months ended June 30, 2017. The increase in our gas sales of $0.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was driven by a 57% increase in the average gas price realized during the six months ended June 30, 2017 combined with a 11% increase in our gas production quantity for the same period. The increase in our net realized commodity prices is reflective of the partial recovery in global commodity prices during the first half of 2017. During the last year, the differential between West Texas Intermediate (“WTI”) quoted prices for crude oil and the prices we realize for sales in the Williston Basin was approximately $6.00 per barrel lower. We expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

For the six months ended June 30, 2017, we produced 108,253 BOE, or an average of 598 BOE per day, as compared to 121,643 BOE or 667 BOE per day during the comparable period in 2016. This 11% reduction was attributable to several factors, including (i) the normal decline in production for wells in the area of our properties, (ii) the Company did not add significant reserves from drilling or acquisition over the past year, and (iii) the low price environment incentivizes operators to scale back production until prices recover.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Production taxes and other expenses	$620	$480	$140	29%
Lease operating expenses	1,236	1,984	(748)	-37%

Total	$1,856	$2,464	$(608)	-25%

For the six months ended June 30, 2017, production taxes and other expenses increased by $0.1 million compared to the comparable period in 2016. Substantially all of this increase in production taxes resulted from increased oil and gas sales. For the six months ended June 30, 2017, lease operating expense decreased by $0.7 million which was primarily due to the implementation of cost reduction strategies by the operators of our wells. During 2017, we expect cost reduction implementation programs to continue during the prolonged global commodity price downtown.

Depreciation, depletion and amortization. Our DD&A rate for the six months ended June 30, 2017 was $4.21 per BOE compared to $13.53 per BOE for the six months ended June 30, 2016. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the six months ended June 30, 2017 was $9.6 million of aggregate quarterly impairment charges that resulted from our quarterly Full Cost Ceiling limitations during 2016. During each of the quarters ended March 31, 2016 and June 30, 2016, we recognized impairment charges which reduced the net capitalized costs subject to future DD&A calculations. Accordingly, our DD&A rate per BOE decreased as we reduced the net capitalized costs by the quarterly impairment charges discussed below.

Impairment of oil and gas properties. During the six months ended June 30, 2017 and 2016, we recorded impairment charges related to our oil and gas properties of $0.0 million and $9.6 million, respectively, because the net capitalized costs were in excess of the Full Cost Ceiling limitation. These quarterly impairment charges were primarily due to the deepening declines in the price of oil beginning in 2015 and continuing through 2016. Presented below are the weighted average prices (before applying the impact of basis differentials between the benchmark prices and the actual prices realized for our wells) used to prepare our reserve estimates and to calculate our Full Cost Ceiling limitations for each of the last five calendar quarters, along with the impairment charges recognized during each of those quarters (dollars in thousands, except average prices):

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Compensation and benefits, including directors	$354	$311	$43	14%
Stock-based compensation	212	68	144	212%
Professional fees	1,350	768	582	76%
Insurance, rent and other	237	183	54	30%

Total	$2,153	$1,330	$823	62%

General and administrative expenses increased by $0.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase was primarily attributable to (i) an increase of $0.6 million in professional fees as we replaced some of the services previously performed by employees with consultants combined with a legal settlement on the Willerson lease (See Note 7 Commitments and Contingencies), and (ii) an increase in stock-based compensation which primarily resulted from the amortization of restricted stock grants issued in September 2016.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the six months ended June 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Realized gain on oil price risk derivatives	$100	$1,262	$(1,162)	-92%
Unrealized gain (loss) on oil price risk derivatives	311	(1,460)	1,771	121%
Rental and other income (expense), net	(347)	(79)	(268)	339%
Warrant revaluation gain	520	—	520	NA
Interest expense	(246)	(247)	1	0%
Gain on sale of assets	1	100	(99)	-99%

Total other income (expense)	$339	$(424)	$763	180%

During the six months ending June 30, 2017, the Company had a realized gain on oil price risk derivatives of $0.1 million and of $1.3 million for the comparable period in 2016. We has an unrealized gain on oil price risk derivatives of $0.3 million for the six months ended June 30, 2017 compared to a loss of $1.5 million for the comparable period for 2016. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the six months ending June 30, 2017, the Company realized an expense of $0.3 million on rental and other income (expense), an increase of $0.3 million over the comparable period in 2016. The increased expense was primarily due to an increase in office rental expenses of $0.1 million combined with a $0.2 million settlement associated with a former employee claim. Please refer to Note 7 entitled “Commitment and Contingencies” for more information.

During the six months ending June 30, 2017, we realized a non-cash gain on the revaluation of our outstanding warrants of $0.5 million. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. No warrants were outstanding for the six month period ending June 30, 2016. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense decreased by a non-material amount during the six months ended June 30, 2017 compared to the comparable period in 2016. The decrease was attributable to the one-time amortization of a debt issuance cost that was recognized in the six month period ended June 30, 2016. The one-time amortization cost was offset by an increase in the average interest rate to 7.23% for the six months ended June 30, 2017.

Discontinued Operations. In February 2016 we completed the disposition of our mining segment to Mt. Emmons Mining Company (“MEM”), including the Keystone Mine, the WTP and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the WTP and mine holding costs, which are expected to result in estimated annual cash savings of $3.0 million. During the six months ended June 30, 2017 and 2016, we incurred operating expenses associated with the discontinued mining segment of $0 and $0.4 million, respectively.

In order to induce MEM to assume the Company’s obligations to operate the WTP we issued additional consideration in the form of 50,000 shares of Series A Convertible Preferred Stock. For the three months ended March 31, 2016, we recorded the fair value of the Preferred Stock based on the initial liquidation preference of $2.0 million. Since the cash consideration paid by MEM for the Preferred Stock was $500, we recorded a charge to discontinued operations of approximately $2.0 million associated with the issuance. There were no charges associated with discontinued operations for the six month period ended June 30, 2017.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Income (loss) from continuing operations (GAAP)	$336	$(4,206)	$(404)	$(12,370)
Impairment of oil and gas properties	—	2,611	—	9,568
Depreciation, depletion and amortization:
Oil and gas operations	202	864	473	1,646
Other		36		72
Unrealized (gain) loss on oil price risk derivatives	(311)	887	(311)	1,460
Stock-based compensation	106	34	212	68
Gain on sale of assets	(1)	(100)	(1)	100
Rental and other income (expense), net	131	48	347	79
Warrant Fair Value Adjustment (gain) loss	(180)		(520)
Interest expense	121	69	246	247

Adjusted EBITDAX (Non-GAAP)	$404	$243	$42	$870

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of June 30, 2017 and December 31, 2016:

	2017	2016	Change

Cash and equivalents	$1,987	$2,518	$(531)
Working capital deficit (1)	(435)	(6,043)	5,608
Total assets	15,800	16,767	(967)
Outstanding debt under Credit Facility	6,000	6,000	—
Borrowing base under Credit Facility	6,000	6,000	—
Total shareholders’ equity	3,241	3,758	(517)

Select Ratios

Current ratio (2)	0.91 to 1.00	0.45 to 1.00
Debt to equity ratio (3)	1.86 to 1.00	1.59 to 1.00

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of June 30, 2017, we have a working capital deficit of $0.4 million compared to a working capital deficit of $6.0 million as of December 31, 2016, an increase of $5.6 million. This increase was primarily attributable to a reclassification of the Company’s Credit Facility as a long term liability. The reclassification offset a reduction in cash by $0.5 million, primarily driven by an increase in professional service fees and an accrual for the settlement of the Employee Arbitration (See Note 7 Commitments and Contingencies).

On May 2, 2017, the Amended and Restated Credit Agreement, dated July 30, 2010 between U.S. Energy Corp.’s wholly-owned subsidiary, Energy One and Wells Fargo Bank N.A. was sold, assigned and transferred to APEG Energy II, L.P. (“APEG”) (the “Credit Agreement”). APEG purchased and assumed all of Wells Fargo’s rights and obligations as the lender to Energy One under the Credit Agreement. Concurrently, U.S. Energy Corp., Energy One and APEG entered into a Limited Forbearance Agreement dated May 2, 2017. On June 28, 2017, U.S. Energy Corp., Energy One and APEG entered into a Fifth Amendment to the Credit Agreement providing for, among other things, an extension of the maturity date to July 19, 2019, new financial coverage ratio covenants and a limited release and waiver with respect to any historical Company non-compliance with any and all financial covenants. The Company is currently forecasted to remain in compliance with all covenants throughout the life of the credit facility and believes the multi-year extension to the maturity date will provide the parties sufficient time to work towards a long-term solution that enables the Company to execute its operational strategy and ensure value for existing shareholders. As of June 30, 2017, the Company was in compliance with all financial covenants and fully conforming with all requirements under its credit agreement. Accordingly, the entire balance of $6.0 million has been classified as a long-term liability.

During 2015 and 2014, we received significant overpayments due to an operator’s failure to timely recognize the payout implications of our joint operating agreements. During the second quarter of 2015, the operator corrected its records and has elected to begin withholding the net revenues from all of our wells that it operates to recover these overpayments. As of June 30, 2017, the balance of the overpayment was approximately $2.7 million. Based on the oil and gas prices and costs used in the Company’s reserve report as of June 30, 2017, this liability is not expected to be fully settled until the first quarter of 2020, but under higher pricing scenarios we expect the entire liability will be repaid sooner. The aggregate balances are presented as current liabilities in our consolidated balance sheets.

We believe certain operators have failed to allocate our share of non-consent ownership interests which results in contingent liabilities to the extent we have not been billed for our proportionate share of such interests, and contingent assets to the extent that we have not received our share of the net revenues. We record net contingent liabilities for the obligations that we believe are probable which amounted to $1.5 million as of June 30, 2017. The ultimate resolution of these uncertainties about our working interests and net revenue interests can extend over a long period of time and the Company cannot provide any assurance that these matters will be resolved within the next year.

As of June 30, 2017, we had cash and equivalents of $2.0 million, and we expect to maintain cash balances in this range for some time. We also expect potential investors and lenders will find our singular industry focus, combined with attractive producing properties and a low-cost overhead structure to be an attractive vehicle to partner with the Company during this continued industry downturn and low commodity price environment. Additionally, our long-term strategy is to acquire additional oil and gas properties at attractive prices. However, there can be no assurance that we will be able to complete future transactions on acceptable terms or at all.

If we have unanticipated needs for financing in 2017, alternatives that we will consider if necessary include selling or joint venturing an interest in some of our oil and gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations. Our capital expenditure plan and our ability to obtain sufficient funding to make anticipated capital expenditures and satisfy our financial obligations are subject to numerous risks and uncertainties, including those discussed in Risk Factors in our 2016 Annual Report on Form 10-K filed on April 17, 2017.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016	Change

Net cash provided by (used in):
Operating activities	$(533)	$(1,434)	$901
Investing activities	2	(86)	88
Financing activities	—	(26)	26
Discontinued operations	—	(448)	448

Operating Activities. Cash used in operating activities for the six months ended June 30, 2017 was $0.5 million as compared to cash used by operated activities $1.4 million for the comparable period in 2016, an improvement of $0.9 million. The improvement is primarily attributed to one time severance agreements with previous employees being paid in the period ended June 30, 2016.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2017 was $2,000 as compared to cash used in investing activities of $0.1 million for the comparable period in 2016. The primary use of cash in our investing activities for 2017 was for capital workovers for our oil and gas drilling activities.

Financing Activities. For the six months ended June 30, 2017, we had no cash flow from financing compared to June 30, 2016 of a nominal amount received for the issuance of Series A Convertible Preferred Stock.

Discontinued Operations. We had no cash used for discontinued operations for the six months ended of June 30, 2017. Cash used in discontinued operations was $0.4 million for the six months ended June 30, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our quarter ended June 30, 2017, our Chief Executive Officer and Principal Financial Officer determined that our controls were not adequate due to a vacancy in certain accounting and finance consulting positions that the Company has historically utilized to implement the Company’s review of key controls in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, based on this material weakness, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2017 as it relates to the timely implementation of the Company’s review of key controls.

The Company has addressed this weakness by filling the consulting vacancy with professionals with experience in implementing a full review of key controls on an ongoing basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth above in Note 7 to the Financial Statements, there have been no material changes from the legal proceedings as previously disclosed in Item 3 of our 2016 Annual Report on Form 10-K.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

10.1*	Fifth Amendment to Credit Agreement with APEG ENERGY II L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*†	Certification under Rule 13a-14(b) of Chief Executive Officer and principal financial officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
∆	Exhibit constitutes a management contract or compensatory plan or agreement.
†	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: August 14, 2017	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer

Date: August 14, 2017	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer