Form 10-Q
period 2017-09-30
US ENERGY CORP
filed 2017-11-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-6814

U.S. ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 S. Cherry St, Suite 1515 Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☑

The registrant had 5,983,498 shares of its $0.01 par value common stock outstanding as of November 14, 2017.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$1,814	$2,518
Oil and gas sales receivable	464	562
Discontinued operations - assets of mining segment	114	114
Assets available for sale	653	653
Marketable securities	464	946
Commodity price risk derivatives	29	—
Other current assets	131	96

Total current assets	3,669	4,889

Oil and gas properties under full cost method:
Unevaluated properties and exploratory wells in progress	4,664	4,664
Evaluated properties	87,919	87,834
Less accumulated depreciation, depletion and amortization	(83,233)	(82,640)

Net oil and gas properties	9,350	9,858

Other assets:
Property and equipment, net	1,749	1,864
Other assets	125	156

Total other assets	1,874	2,020

Total assets	$14,893	$16,767

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Payable to major operator	$2,442	$2,710
Contingent ownership interests	1,557	1,430
Other	392	743
Accrued compensation and benefits	69	49
Current portion of long-term debt	—	6,000

Total current liabilities	4,460	10,932

Noncurrent liabilities:
Revolving credit facility	6,000	—
Asset retirement obligations	1,069	1,045
Warrant liability	580	1,030
Other liabilities	6	2
Total noncurrent liabilities	7,655	2,077

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 100,000 shares, 50,000 shares of series A Convertible Preferred Stock outstanding as of September 30, 2017 and December 31, 2016; liquidation preference of $2,450 as of September 30, 2017.	1	1
Common stock, $0.01 par value; unlimited shares authorized; 5,983,498 and 5,834,568 shares issued and outstanding, respectively	61	61
Additional paid-in capital	127,864	127,576
Accumulated deficit	(124,611)	(123,825)
Other comprehensive loss	(537)	(55)

Total shareholders’ equity	2,778	3,758

Total liabilities and shareholders’ equity	$14,893	$16,767

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2017	2016	2017	2016

Revenue:
Oil	$1,311	$1,496	$4,141	$4,037
Natural gas and liquids	227	371	1,135	892

Total revenue	1,538	1,867	5,276	4,929

Operating expenses:
Oil and gas operations:
Production costs	856	1,348	2,712	3,812
Depreciation, depletion and amortization	146	669	618	2,315
Impairment of oil and gas properties	—	—	—	9,568
General and administrative:
Compensation and benefits, including director and contract employees	190	158	544	469
Stock-based compensation	77	30	289	98
Professional services	268	457	1,618	1,225
Insurance, rent and other	64	99	301	282

Total operating expenses	1,601	2,761	6,082	17,769

Operating loss	(63)	(894)	(806)	(12,840)

Other income (expense):
Realized gain on commodity price risk derivatives	116	139	217	1,401
Unrealized gain (loss) on commodity price risk derivatives	(282)	(97)	29	(1,557)
Gain on sale of assets	—	—	1	100
Gain on receipt of marketable equity securities	—	750	—	750
Rental and other income (loss)	53	(46)	(296)	(125)
Warrant fair value adjustment	(70)	—	450	—
Interest expense	(136)	(117)	(382)	(364)

Total other income (expense)	(319)	629	19	205

Loss from continuing operations	(382)	(265)	(787)	(12,635)

Discontinued operations
Discontinued operations	—	—	—	(2,448)

Loss from discontinued operations	—	—	—	(2,448)

Net Loss	(382)	(265)	(787)	(15,083)

Change in fair value of marketable equity securities	(158)	(6)	(482)	921

Comprehensive Loss	$(540)	$(271)	$(1,269)	$(14,162)

Loss from continuing operations applicable to common shareholders:
Loss from continuing operations	$(382)	$(265)	$(787)	$(12,635)
Accrued dividends related to Series A Convertible Preferred Stock	(74)	(68)	(219)	(164)

Loss from continuing operations applicable to common shareholders	$(456)	$(333)	$(1,006)	$(12,799)

Loss per share-
Basic:
Continuing operations	$(0.07)	$(0.06)	$(0.13)	$(2.67)
Discontinued operations	—	—	—	(0.52)

Total	$(0.07)	$(0.06)	$(0.13)	$(3.19)

Weighted average shares outstanding:
Basic	5,834,568	4,768,000	5,834,568	4,726,000
Diluted:	5,834,568	4,768,000	5,834,568	4,726,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Please note that 2016 “Loss per share-basic & diluted” may differ from results reported on the Company’s previous quarterly reports on Form 10-Q due to fractional shares associated with the Company’s 6 for 1 stock split in June 2016.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In Thousands)

	2017	2016

Cash flows from operating activities:
Net loss	$(787)	$(15,083)
Loss from discontinued operations	—	2,448
Loss from continuing operations	(787)	(12,635)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and depletion	723	2,422
Debt amortization	9	221
Impairment of oil and gas properties	—	9,568
Change in fair value of commodity price risk derivative	(29)	1,557
Stock-based compensation and services	289	98
Warrant fair value adjustment	(450)	—
Other	(189)	(850)
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas sales receivable	98	449
Other assets	(35)	(74)
Increase (decrease) in:
Accounts payable and accrued liabilities	(355)	(1,111)
Accrued compensation and benefits	20	(1,120)

Net cash used in operating activities	(706)	(1,475)

Cash flows from investing activities:
Capital expenditures	(21)	(121)
Proceeds from asset sale	23	—

Net cash provided by (used in) investing activities:	2	(121)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	1
Payments for debt issuance costs	—	(105)
Cash payment for fractional shares in reverse stock split	—	(3)

Net cash used in financing activities	—	(107)

Discontinued operations:
Net cash used in discontinued operations	—	(447)

Net decrease in cash and equivalents	(704)	(2,150)

Cash and equivalents, beginning of period	2,518	3,354

Cash and equivalents, end of period	$1,814	$1,204

Non-cash investing and financing activities:
Issuance of preferred stock in disposition of mining segment	—	$1,999

Elimination of asset retirement obligations in disposition of mining segment	—	204

Unrealized gain (loss) on marketable equity securities	(482)	921

Net additions to oil and gas properties through asset retirement obligations	—	1

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

For further information, please refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, 10-K/A for the year ended December 31, 2016 filed on April 17, 2017 and April 28, 2017. Our financial condition as of September 30, 2017, and operating results for the nine months ended September 30, 2017 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is greater consistency and comparability across industries by using a five-step model to recognize revenue from customer contracts. ASU 2014-09 also contains some new disclosure requirements under GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of the new revenue standard by one year, making it effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued additional accounting standards updates to clarify the implementation guidance of ASU 2014-09. The adoption of this guidance is not expected to impact the Company’s financial position or results of operations.

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

Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize lease payment obligations and a corresponding right-of-use asset to be measured at fair value on the balance sheet. ASU 2016-02 also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The adoption of this guidance is not expected to impact the Company’s financial position or results of operations.

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

As of September 30, 2017, the Company has a working capital deficit of $0.8 million and an accumulated deficit of $124.6 million. Additionally, the Company incurred a net loss of $0.4 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

On May 2, 2017, the Amended and Restated Credit Agreement, dated July 30, 2010, between U.S. Energy Corp.’s wholly-owned subsidiary, Energy One and Wells Fargo Bank N.A. was sold, assigned and transferred to APEG Energy II, L.P. (“APEG”) (the “Credit Agreement”). APEG purchased and assumed all of Wells Fargo’s rights and obligations as the lender to Energy One under the credit facility. Concurrently, U.S. Energy Corp., Energy One and APEG entered into a Limited Forbearance Agreement dated May 2, 2017. On June 28, 2017, U.S. Energy Corp., Energy One and APEG entered into a Fifth Amendment to the Credit Agreement providing for, among other things, an extension of the maturity date to July 19, 2019, new financial coverage ratio covenants and a limited release and waiver with respect to any historical Company non-compliance with any and all financial covenants by the Company. As of September 30, 2017, the Company was in compliance with all financial covenants and fully conforming with all requirements under its credit agreement. On October 5, 2017, U.S. Energy Corp. announced that the Company, the Company’s wholly owned subsidiary Energy One LLC and APEG, entered into an exchange agreement (the “Exchange Agreement”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG will exchange $4,463,380 of outstanding borrowings under the Company’s Credit Facility, for 5,819,270 new shares of common stock of the Company. Please refer to Note 13 entitled “Subsequent Events” for further information.

As of September 30, 2017, the Company had cash and equivalents of $1.8 million. Management believes overhead and mining expense eliminations have poised the Company to survive the continued low commodity price environment. However, there can be no assurance that the Company will be able to complete future financings, dispositions or acquisitions on acceptable terms or at all. The significantly lower oil price environment has substantially decreased our cash flows from operating activities. Sustained low oil prices could significantly reduce or eliminate our planned capital expenditures. If production is not replaced through the acquisition or drilling of new wells our production levels will lower due to the natural decline of production from existing wells.

Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities, and (3) evaluate various avenues to strengthen our balance sheet and improve our liquidity position. We expect to fund any near-term capital requirements and working capital needs from existing cash on hand. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

3.	COMMODITY PRICE RISK DERIVATIVES

The Company’s wholly-owned subsidiary Energy One has historically entered into crude oil derivative contracts (“economic hedges”). The derivative contracts are priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil. The Company is a guarantor of Energy One’s obligations under the economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. Presented below is a summary of outstanding crude oil and natural gas swaps as of September 30, 2017.

	Begin	End	Quantity (bbls/d)	Price

Crude oil price swaps	10/1/17	12/31/17	300	$52.40
	1/1/18	6/30/18	150	52.20

	Begin	End	Quantity (mcf/d)	Price

Natural gas price swaps	1/1/18	12/31/18	500	3.01

Unrealized gains and losses resulting from derivatives are recorded at fair value in the consolidated balance sheet. Changes in fair value are included in the “change in unrealized gain (loss) on oil price risk derivatives” in the consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the Company’s unrealized gains (losses) from derivatives amounted to $0.03 and $(1.6) million, respectively. Derivative contract settlements are included in the “realized gain (loss) on oil price risk derivatives” in the consolidated statement of operations. All derivative positions are carried at their fair value on the condensed consolidated balance sheet and are included in “Commodity price risk derivatives.” For the nine months ended September 30, 2017 and 2016, the Company’s realized gains from derivatives amounted to $0.2 and $1.4 million, respectively.

4.	CEILING TEST FOR OIL AND GAS PROPERTIES

The reserves used in the Company’s full cost ceiling test incorporate assumptions regarding pricing and discount rates in the determination of present value. In the calculation of the ceiling test as of September 30, 2017, the Company used a price of $43.89 per barrel for oil and $2.92 per MMbtu for natural gas (as further adjusted for property specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. These prices compare to $42.75 per barrel for oil and $2.48 per MMbtu for natural gas used in the calculation of the Ceiling Test as of December 31, 2016. The Company used a discount factor of 10%.

For the nine months ended September 30, 2017 and 2016, ceiling test impairment charges for the Company’s oil and gas properties amounted to $0 and $9.6 million, respectively.

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

Under U.S. GAAP, the disposal of a segment is reported as discontinued operations in the Company’s financial statements. Presented below are the assets and liabilities associated with the Company’s mining segment as of September 30, 2017 and December 31, 2016:

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

Combined Results of Operations for Discontinued Operations

The results of operations of the discontinued mining operations are presented separately in the accompanying financial statements. Presented below are the components for the nine months ended September 30, 2017 and 2016:

	2017	2016

Issuance of preferred stock to induce disposition	$—	$(1,999)

Operating expenses of mining segment:
Water treatment plant	—	(256)
Mine property holding costs	—	(117)
Professional fees	—	(76)
Total results for discontinued operations	$—	$(2,448)

6.	DEBT

Energy One, a wholly-owned subsidiary the Company, has a credit facility with APEG Energy II, L.P. (“APEG”). As of September 30, 2017 and 2016, outstanding borrowings under the credit facility amounted to $6.0 million. U.S. Energy Corp., Energy One and APEG entered into a Limited Forbearance Agreement dated May 2, 2017. On June 28, 2017, U.S. Energy Corp., Energy One and APEG entered into a Fifth Amendment to the credit facility providing for, among other things, an extension of the maturity date to July 19, 2019, new financial coverage ratio covenants and a waiver with respect to any historical Company non-compliance with any and all financial covenants. As of September 30, 2017 and 2016, the borrowing base was $6.0 million. Borrowings under the credit facility are secured by Energy One’s oil and gas producing properties and substantially all of the Company’s cash and equivalents. Each borrowing under the agreement has a term of six months, but can be continued at the Company’s election through July 2019 if the Company remains in compliance with the covenants under the credit facility. The interest rate on the credit facility is currently fixed at 8.75%. Please refer to Note 13 entitled “Subsequent Events” for further information.

Energy One is required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants do not permit (as the following terms are defined in the Fifth Amendment) (i) PDP Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. Please note that the liabilities carried on the Company’s balance sheet under “Payable to major operator” and “Contingent ownership interests” are excluded from any covenant calculations. As of September 30, 2017, the Company is in compliance with all credit facility covenants. Additionally, the Credit Agreement prohibits or limits Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. The Company is a guarantor of Energy One’s obligations under the Credit Agreement.

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

North Dakota Properties. On June 8, 2011, Brigham Oil & Gas, L.P. (“Brigham”), as the operator of the Williston 25-36 #1H Well, filed an action in the State of North Dakota, County of Williams, in District Court, Northwest Judicial District, Case No. 53-11-CV-00495 to interplead to the court with respect to the undistributed suspended royalty funds from this well to protect itself from potential litigation. Brigham became aware of an apparent dispute with respect to ownership of the mineral interest between the ordinary high-water mark and the ordinary low water mark of the Missouri River. Brigham suspended payment of certain royalty proceeds of production related to the minerals in and under this property pending resolution of the apparent dispute. Brigham was subsequently sold to Statoil ASA (“Statoil”) who assumed Brigham’s rights and obligations under this case. The Company owns a working interest, not royalty interest, in this well and no funds have been withheld.

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

Texas Quiet Title Action – Willerson Lease. In September 2013, the Company acquired from Chesapeake a 15% working interest in approximately 4,244 gross mineral acres referred to as the Willerson lease. In January 2014, Willerson inquired if their lease had terminated due to the failure to achieve production in paying quantities pursuant to the terms of the lease. The Company along with Crimson and Liberty filed a declaratory judgment action in the District Court of Dimmit County in May 2014 seeking a determination from the court that the lease remains valid and in effect. The lessors counterclaimed for breach of contract, trespass, and related causes of action. In January 2016, the lessors filed a third-party petition alleging breach of contract, trespass, and related causes of action against Chesapeake and EXCO Operating Company, LP. The matter has settled in 2017 with the Company’s portion of such settlement being $75,000 plus related legal fees of $165,000 as reflected in the Company’s financial statements under “Professional fees, insurance and other” as of September 30, 2017.

Arbitration of Employment Claim. A former employee has claimed that the Company owes up to $1.8 million under an Executive Severance and Non-Compete agreement (the “Agreement”) due to a change of control and termination of employment without cause. The Agreement requires that any disputes be submitted to binding arbitration and a request for arbitration was submitted by the parties in March 2016. This matter was settled in May 2017 for $175,000 plus non-essential equipment of $15,000 as reflected in the Company’s financial statements under “Rental and other income/(loss)” as of September 30, 2017.

Contingent Ownership Interests. As of September 30, 2017, the Company had recognized a contingent liability associated with uncertain ownership interests of $1.6 million. This liability arises when the calculations of respective joint ownership interests by operators differs from the Company’s calculations. These differences relate to a variety of matters, including allocation of non-consent interests, complex payout calculations for individual and group wells and the timing of reversionary interests. Accordingly, these matters are subject to legal interpretation and the related obligations are presented as a contingent liability in the accompanying condensed consolidated balance sheet as of September 30, 2017. While the Company has classified this entire amount as a current liability, most of these issues are expected to be resolved through arbitration, mediation or litigation. This matter was settled on October 4, 2017. Please refer to Note 13 entitled “Subsequent Events” for further information.

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

The first tranche of common shares resulted in the issuance of 7,436,505 shares of Anfield with a market value of $750,000 and such shares were delivered to the Company in September 2015. The second tranche of shares resulted in the issuance of 3,937,652 additional shares of Anfield with a market value of $750,000, and such shares were delivered to the Company in September 2016. Since the trading volume in Anfield shares has increased, beginning primarily in the quarter ended June 30, 2016, the Company determined a mark-to-market technique would be the most appropriate method to determine the fair value for Anfield shares. The primary factor in using a mark-to-market valuation in determining the fair value of Anfield shares is justified because of the Company’s belief that due to the increased liquidity in the stock, using current market prices for Anfield shares reflects the most accurate fair value calculation. At September 30, 2017, we determined the fair value of the Anfield shares to be approximately $0.5 million. Please refer to Note 13 entitled “Subsequent Events” for further information.

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

Stock Options

From time to time, the Company grants stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

During the nine months ended September 30, 2017, the Company granted its board of directors 60,000 options in aggregate at an exercise price of $0.72 per share with a 10-year term. The shares were immediately vested and are included in the stock-based compensation expense related to stock options for the nine months ended September 30, 2017 of $65,000 in comparison to $34,000 recorded for the comparable period in 2016. Management used a Black-Scholes valuation model to assess the stock-based compensation expense related to the options using the following input assumptions: 80% volatility rate, 2.34% risk free rate, and no associated dividend payments. The Company had $15,000 of unrecognized compensation expense related to non-vested stock options to be recognized through January 2018 as of September 30, 2017 and $80,000 of unrecognized compensation expense related to non-vested stock options as of September 30, 2016.

As of September 30, 2017, the Company had 279,687 stock options outstanding with exercise prices ranging from $0.72 to $30.24 with a weighted average exercise price of $10.76 and a remaining weighted-average period of 5.7 years. These shares include 274,132 shares which are exercisable as September 30, 2017 with a weighted average price of $10.79 per share.

Presented below is information about stock options outstanding and exercisable as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	279,687	$10.76	390,525	$20.64

Stock options exercisable	274,132	$10.79	376,084	$20.97

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and exercisable at September 30, 2017:

Options Outstanding					Options Exercisable
Number	Exercise Price			Remaining	Number	Weighted
of	Range		Weighted	Contractual	of	Average
Shares	Low	High	Average	Term (years)	Shares	Exercise Price

56,786	$9.00	$9.00	$9.00	7.3	51,231	$9.00
49,504	12.48	12.48	12.48	5.8	49,504	12.48
98,396	15.01	15.01	15.01	2.1	98,396	15.01
15,001	22.62	30.24	24.03	5.8	15,001	24.03
60,000	0.72	0.72	0.72	9.9	60,000	0.72
279,687	$0.72	$30.24	$10.76	5.7	274,132	$10.79

As of September 30, 2017, 1,151,000 shares are available for future grants under the Company’s stock option plans.

Restricted Stock Grants

In January 2015, the Board of Directors granted 340,711 shares of restricted stock under the 2012 Equity Plan to four officers of the Company. These shares originally vested annually over a period of three years. However, during 2015 vesting was accelerated for three of the four officers in connection with severance agreements for an aggregate of 240,711 shares. The remaining 100,000 shares vested for 33,333 shares in both January 2016 and January 2017 and the remaining shares will vest for 33,334 shares in January 2018. The fair market value of the 340,711 shares on the date of grant was approximately $511,000. As of September 30, 2017, there was $12,671 of unrecognized expense related to unvested restricted stock grants issued in January 2015, which will be recognized as stock-based compensation expense through January 2018.

On September 23, 2016, the Board of Directors granted restricted stock to each member of the Board for 58,500 shares per Board member for an aggregate grant of 351,000 shares. In connection with the resignations of four members of the Company’s Board of Directors, the restricted stock grants were amended and the members of the Board of Directors subsequently agreed to accept 33,332 fully-vested shares each, in lieu of the 58,500 share grants for a total of 199,992 shares. The closing price of the Company’s common stock on the grant date was $1.05, resulting in an aggregate compensation charge of $209,000. As of September 30, 2017, the Company has accrued for the entire aggregate compensation charge over prior quarters and there was $0 of unrecognized expense related to the September 23, 2016 grants. For the nine months ended September 30, 2017 and 2016, total stock-based compensation expense related to restricted stock grants was $189,000 and $25,000 respectively.

9.	INCOME TAXES

For Federal income tax purposes, as of December 31, 2016 the Company had net operating loss and percentage depletion carryovers of approximately $74.7 million and $2.5 million, respectively. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses may be used to offset future taxable income and expire in varying amounts through 2035. In addition, the Company has alternative minimum tax credit carry-forwards of approximately $0.7 million which are available to offset future federal income taxes over an indefinite period. The Company has established a valuation allowance for all deferred tax assets including the net operating loss and alternative minimum tax credit carryforwards discussed above since the “more likely than not” realization criterion was not met as of September 30, 2017 and 2016. Accordingly, the Company did not recognize an income tax benefit for the nine months ended September 30, 2017 and 2016. Furthermore, the Company projects a net loss for the fiscal year ended December 31, 2017.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. As of September 30, 2017, gross unrecognized tax benefits are immaterial and there was no change in such benefits during the three months ended September 30, 2017. The Company does not expect significant increase or decrease to the uncertain tax positions within the next twelve months.

10.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. The calculation of diluted earnings (loss) per share includes the potential dilutive impact of unvested restricted stock awards and contingently issuable shares during the periods presented, unless their effect is anti-dilutive. For the three and nine months ended September 30, 2017 and 2016, common stock equivalents excluded from the calculation of weighted average shares because they were antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017s	2016

Stock options	279,687	390,525(1)	279,687	390,525(1)
Unvested shares of restricted common stock	5,555	37,818	5,555	20,078
Outstanding warrants	1,000,000	—	1,000,000	—
Series A convertible preferred stock	793,000	699,004	768,473	581,535

Total	2,078,242	1,127,347	2,053,715	992,138

(1)	Includes weighted average number of shares for options and shares of restricted stock issued during the period

11.	SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by the joint interest operators of the Company’s oil and gas properties. Approximately 38% of the Company’s proved developed oil and gas reserve quantities are associated with wells that are operated by a single operator (the “Major Operator”). As of September 30, 2017 and December 31, 2016, the Company had a liability to the Major Operator of $2,442,176 and $2,710,000 respectively, for accrued operating expenses and overpayments of net revenues when the Major Operator failed to recognize that the Company’s ownership interest reverted after payout was achieved for certain wells during 2014 and 2015. Beginning in the second quarter of 2015, the Major Operator began withholding the Company’s net revenues from all wells that it operates for the Company. Accordingly, the aggregate balances are presented as current liabilities in the accompanying consolidated balance sheets. This matter was settled on October 4, 2017. Please refer to Note 13 entitled “Subsequent Events” for further information.

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

The Company estimated the value of the warrants issued with the Securities Purchase Agreement on December 31, 2016 to be $1,030,000, or $1.03 per warrant, using the Monte Carlo model with the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $1.28, average volatility rate of 90%, and a risk-free interest rate of 2.01%. The Company re-measured the warrants as of September 30, 2017, using the same Monte Carlo model, using the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $0.77, average volatility rate of 90%, and a risk-free interest rate of 2.00%. As of September 30, 2017, the fair value of the warrants was $580,000, or $0.58 per warrant, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable equity securities:
Sutter Gold Mining Company	$7	$—	$—	$7	$16	$—	$—	$16
Anfield Resources, Inc.	457	—	—	457	930	—	—	930
Commodity price risk derivatives		29	—	29	—	—	—	—
Total	$464	$29	$—	$493	$946	$—	$—	$946

Outstanding warrant liability	$—	$—	$580	$580	$—	$—	$1,030	$1,030

The following table presents a reconciliation of changes in assets and liabilities measured at fair value on a recurring basis for the period ended September 30, 2017 and the year ended December 31, 2016.

	Assets			Liabilities
	Marketable Securities and Derivatives
	Sutter	Anfield	Derivatives	Warrants
	(Level 1)	(Level 1)	(Level 2)	(Level 3)	Net

Fair value, December 31, 2016	$16	$930	$—	1,030	$1,976

Total net losses included in:
Other comprehensive loss	(9)	(473)	—	—	(482)
Fair value adjustments included in net loss:
Net unrealized gain on warrant fair value adjustment	—	—	—	(450)	(450)
Crude oil price risk derivatives	—	—	29	—	29
Fair value, September 30, 2017	$7	$457	29	580	$1,073

13.	SUBSEQUENT EVENTS

On October 4, 2017, U.S. Energy Corp. (the “Company”), the Company’s wholly owned subsidiary Energy One LLC and Statoil Oil and Gas LP (“Statoil”) entered into a purchase and sale agreement (the “Purchase Agreement”), pursuant to which, on the terms, and subject to the conditions of the Purchase Agreement, the Company assigned, sold, and conveyed certain non-operated assets in the Williston Basin, North Dakota in consideration for the elimination of $4.0 million in outstanding liabilities and payment by Statoil to the Company of $2.0 million in cash. U.S. Energy has historically accounted for the eliminated liabilities on the Company’s balance sheet under “Payable to major operator” and “Contingent ownership interests.” The Purchase Agreement was unanimously approved by the board of directors of the Company and closed on October 5, 2017, with an effective date of August 1, 2017.

On October 5, 2017, U.S. Energy Corp. announced that the Company, the Company’s wholly owned subsidiary Energy One LLC and APEG Energy II, L.P., (“APEG”), an entity controlled by Angelus Private Equity Group, LLC entered into an exchange agreement (the “Exchange Agreement”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG will exchange $4,463,380 of outstanding borrowings under the Company’s Credit Facility, for 5,819,270 new shares of common stock of the Company, par value $0.01 per share, representing an exchange price of $0.767 representing a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the Credit Facility held by APEG will be paid in cash at the closing of the transaction. Immediately following the close of the transaction, APEG will hold approximately 49.3% of the outstanding Common Stock of U.S. Energy. The Company expects to close the Transaction in the fourth quarter of 2017. The Transaction is subject to certain customary closing conditions, including approval by the Company’s shareholders of the Transaction.

On November 6, 2017 U.S. Energy Corp. announced it has received scheduled proceeds from a previously announced August 2014 transaction regarding the divestment of uranium mining assets in exchange for $2.5 million of stock in Anfield Resources Inc. Pursuant to the agreement, payments for the divestiture were structured as three issuances of stock with the most recent and final $1.0 million issuance consisting of 24,942,200 shares of Anfield. The recently received shares are restricted until March 2, 2018. U.S. Energy now holds 36,316,357 shares of Anfield representing approximately 19.2% of the common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses. In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2016 Annual Report on Form 10-K, 10-K/A and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference. The Company undertakes no duty to update or revise any forward-looking statements.

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

Recent Developments

On October 4, 2017, U.S. Energy Corp. (the “Company”), the Company’s wholly owned subsidiary Energy One LLC and Statoil Oil and Gas LP (“Statoil”) entered into a purchase and sale agreement (the “Purchase Agreement”), pursuant to which, on the terms, and subject to the conditions of the Purchase Agreement, the Company assigned, sold, and conveyed certain non-operated assets in the Williston Basin, North Dakota in consideration for the elimination of $4.0 million in outstanding liabilities and payment by Statoil to the Company of $2.0 million in cash. U.S. Energy has historically accounted for the eliminated liabilities on the Company’s balance sheet under “Payable to major operator” and “Contingent ownership interests.” The Purchase Agreement was unanimously approved by the board of directors of the Company and closed on October 5, 2017, with an effective date of August 1, 2017.

On October 5, 2017, U.S. Energy Corp. announced that the Company, the Company’s wholly owned subsidiary Energy One LLC and APEG Energy II, L.P., (“APEG”), an entity controlled by Angelus Private Equity Group, LLC entered into an exchange agreement (the “Exchange Agreement”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG will exchange $4,463,380 of outstanding borrowings under the Company’s Credit Facility, for 5,819,270 new shares of common stock of the Company, par value $0.01 per share, representing an exchange price of $0.767 representing a 1.3% premium over the 30 day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the Credit Facility held by APEG will be paid in cash at the closing of the transaction. Immediately following the close of the transaction, APEG will hold approximately 49.9% of the outstanding Common Stock of U.S. Energy. The Company expects to close the transaction in the fourth quarter of 2017. The transaction is subject to certain customary closing conditions, including approval by the Company’s shareholders of the transaction.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 1 – Organization, Operations and Significant Accounting Polices in Item 8 of our 2016 Annual Report on Form 10-K, 10-K/A filed with the SEC on April 17, 2017 and April 28, 2017.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2017 and 2016

During the three months ended September 30, 2017, we recorded a net loss of $0.4 million as compared to a net loss of $0.3 million for the three months ended September 30, 2016. In the following sections we discuss our revenue, operating expenses, non-operating income, and discontinued operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2017 and 2016 (dollars in thousands, except average sales prices):

			Change
	2017	2016	Amount	Percent

Revenue:
Oil	$1,311	$1,496	$(185)	-12%
Gas	227	371	(144)	-39%

Total	$1,538	$1,867	$(329)	-18%

Production quantities:
Oil (Bbls)	30,000	41,605	(11,605)	-28%
Gas (Mcfe)	75,820	172,830	(97,010)	-56%
BOE	42,637	70,410	(27,773)	-39%

Average sales prices:
Oil (Bbls)	$43.70	$35.96	$7.74	22%
Gas (Mcfe)	2.99	2.15	0.84	39%
BOE	36.07	26.52	9.55	36%

The decrease in our oil sales of $0.2 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily the result of a 28% decrease in oil production during the three months ended September 30, 2017. The 22% increase in the average oil price realized partially offset the reduction in our oil production quantity during the three months ended September 30, 2017. The decrease in our gas sales of $0.1 million for the three months September 30, 2017 as compared to the three months ended September 30, 2016 was driven by a 56% decrease in our gas production during the three months ended September 30, 2017. The primary driver in the decrease in our gas production was the performance of necessary maintenance on a specific gas producing well that the Company holds a significant working interest in during the months of July and August 2017. The decrease in gas production was partially offset by a 39% increase in the average gas price realized. The increase in our net realized oil price is reflective of the partial recovery in global commodity prices during 2017. During the last year, the differential between West Texas Intermediate (“WTI”) quoted prices for crude oil and the prices we realize for sales in the Williston Basin was approximately $6.00 per barrel lower. We expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

For the three months ended September 30, 2017, we produced 42,637 BOE, or an average of 463 BOE per day, as compared to 70,410 BOE or 765 BOE per day during the comparable period in 2016. This 36% reduction was attributable to several factors, including (i) the normal decline in production for wells in the area of our properties, (ii) downtime associated with the maintenance of a gas producing well of which the Company holds a significant working interest, (iii) the Company did not add significant reserves from drilling or acquisition over the past year, and (iv) the low commodity price environment incentivizes operators to scale back production until prices recover.

Oil and Gas Production Costs. Presented below is a comparison of the Company’s oil and gas production costs for the three months ended September 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Production taxes and other expenses	$230	$256	$(26)	-10%
Lease operating expenses	626	1,092	(466)	-43%

Total	$856	$1,348	$(492)	-36%

For the three months ended September 30, 2017, production taxes and other expenses slightly decreased compared to the comparable period in 2016. The decrease in production taxes resulted from decreased revenues from oil and gas sales. For the three months ended September 30, 2017, lease operating expense decreased by $0.5 million which was primarily due to the implementation of cost reduction strategies by the operators of our wells. During 2017, we expect cost reduction implementation programs to continue during the prolonged global commodity price downtown.

Depreciation, depletion and amortization. Our DD&A rate for the three months ended September 30, 2017 was $3.23 per BOE compared to $9.50 per BOE for the three months ended September 30, 2016. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the three months ended September 30, 2017 was $9.6 million of aggregate quarterly impairment charges that resulted from our quarterly Full Cost Ceiling limitations during 2016. During each of the quarters ended March 31, 2016 and June 30, 2016, we recognized impairment charges which reduced the net capitalized costs subject to future DD&A calculations. Accordingly, our DD&A rate per BOE decreased as we reduced the net capitalized costs by the quarterly impairment charges discussed below.

Impairment of oil and gas properties. During the three months ended September 30, 2017 and 2016, we did not record any impairment charges related to our oil and gas properties. Presented below are the weighted average prices (before applying the impact of basis differentials between the benchmark prices and the actual prices realized for our wells) used to prepare our reserve estimates and to calculate our Full Cost Ceiling limitations for each of the last five calendar quarters, along with the impairment charges recognized during each of those quarters (dollars in thousands, except average prices):

	Average Price (1)
	Oil	Gas	Impairment
	(Bbl)	(MMbtu)	Charge

Third quarter of 2016	41.68	2.28	—
Fourth quarter of 2016	42.75	2.48	—
First quarter of 2017	47.61	2.73	—
Second quarter of 2017	48.95	3.01	—
Third quarter of 2017	49.81	3.00	—

(1)	Represents the trailing 12-month average for benchmark oil and gas prices ending in the last month of the calendar quarter shown.

Our reserve reports are prepared based on a trailing 12-month average for benchmark oil and gas prices.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Compensation and benefits, including directors	$190	$158	$32	20%
Stock-based compensation	77	30	47	157%
Professional fees	268	457	(189)	-41%
Insurance, rent and other	64	99	(35)	-35%

Total	$599	$744	$(145)	-19%

General and administrative expenses decreased by $0.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This decrease was primarily attributable a decrease of $0.2 million in professional fees associated with the Company’s operations. The decrease in professional fees was partially offset by a $0.1 million increase in stock based compensation.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Realized gain on oil price risk derivatives	$116	$139	$(23)	-17%
Unrealized loss on oil price risk derivatives	(282)	(97)	(185)	191%
Rental and other income (expense), net	53	(46)	99	-215%
Warrant revaluation loss	(70)	—	(70)	NA
Interest expense	(136)	(117)	(19)	16%
Gain on receipt of marketable equity securities	—	750	(750)	-100%

Total other income (expense)	$(319)	$629	$(948)	-151%

During the three months ending September 30, 2017, the Company had a realized gain on oil price risk derivatives of $0.1 million compared to a gain of $0.1 million for the comparable period in 2016. The Company had an unrealized loss on oil price risk derivatives of $0.3 million for the three months ended September 30, 2017 compared to a loss of $0.1 million for the comparable period for 2016. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the three months ending September 30, 2017, the Company recognized $0.1 million on rental and other income (expense), an increase of $0.1 million over the comparable period in 2016. The increase was primarily due to an increase in office occupancy in the Company’s Riverton, WY office building.

During the three months ending September 30, 2017, we realized a non-cash loss on the revaluation of our outstanding warrants of $0.1 million. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. No warrants were outstanding for the period ending September 30, 2016. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense increased by $0.02 million during the three months ended September 30, 2017 compared to the comparable period in 2016. The increase was attributable to an increase in average interest rate which was partially offset by one-time amortization of debt issuance costs associated with the amendment of our credit agreement during the third quarter of 2016. The average interest rate increased to 8.75% for the three months ended September 30, 2017 in comparison to 3.19% for the three months ended September 30, 2016.

Discontinued Operations. In February 2016 the Company completed the disposition of our mining segment to Mt. Emmons Mining Company (“MEM”), including the Keystone Mine, the WTP and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the WTP and mine holding costs, which are expected to result in estimated annual cash savings of $3.0 million. During the three months ended September 30, 2017 and 2016, we did not incur any operating expenses associated with the discontinued mining segment.

In order to induce MEM to assume the Company’s obligations to operate the WTP we issued additional consideration in the form of 50,000 shares of Series A Convertible Preferred Stock. For the three months ended March 31, 2016, we recorded the fair value of the Preferred Stock based on the initial liquidation preference of $2.0 million. Since the cash consideration paid by MEM for the Preferred Stock was $500, we recorded a charge to discontinued operations of approximately $2.0 million associated with the issuance. There were no charges associated with discontinued operations for the period ended September 30, 2017.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2017 and 2016

During the nine months ended September 30, 2017, we recorded a net loss of $0.8 million as compared to a net loss of $15.0 million for the nine months ended September 30, 2016. Our loss from continuing operations was $0.8 million for nine months ended September 30, 2017 compared to $12.6 million for the nine months ended September 30, 2016. In the following sections we discuss our revenue, operating expenses, non-operating income, and discontinued operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except average sales prices):

			Change
	2017	2016	Amount	Percent

Revenue:
Oil	$4,141	$4,037	$104	3%
Gas	1,135	892	243	27%

Total	$5,276	$4,929	$347	7%

Production quantities:
Oil (Bbls)	95,039	124,285	(29,246)	-24%
Gas (Mcfe)	335,102	406,605	(71,503)	-18%
BOE	150,890	192,053	(41,163)	-21%

Average sales prices:
Oil (Bbls)	$43.57	$32.48	$11.09	34%
Gas (Mcfe)	3.39	2.19	1.20	55%
BOE	34.97	25.66	9.31	36%

The increase in our oil sales of $0.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily the result of a 34% increase in the average oil price realized during the nine months ended September 30, 2017. The increase in the average oil price realized offset a 24% reduction in our oil production quantity during the nine months ended September 30, 2017. The increase in our gas sales of $0.2 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was driven by a 55% increase in the average gas price realized during the nine months ended September 30, 2017 which offset a 18% decrease in our gas production quantity for the same period. The increase in our net realized commodity prices is reflective of the partial recovery in global commodity prices during 2017. During the last year, the differential between West Texas Intermediate (“WTI”) quoted prices for crude oil and the prices we realize for sales in the Williston Basin was approximately $6.00 per barrel lower. We expect this differential to continue (with the amount of the differential varying over time) and that our oil sales revenue will be affected by lower realized prices from this region.

For the nine months ended September 30, 2017, we produced 150,890 BOE, or an average of 553 BOE per day, as compared to 192,053 BOE or 702 BOE per day during the comparable period in 2016. This 21% reduction was attributable to several factors, including (i) the normal decline in production for wells in the area of our properties, (ii) downtime associated with the maintenance of a gas producing well that the Company holds a significant working interest, (iii) the Company did not add significant reserves from drilling or acquisition over the past year, and (iv) the low price environment incentivizes operators to scale back production until prices recover.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Production taxes and other expenses	$850	$736	$114	15%
Lease operating expenses	1,862	3,076	(1,214)	-39%

Total	$2,712	$3,812	$(1,100)	-29%

For the nine months ended September 30, 2017, production taxes and other expenses increased by $0.1 million compared to the comparable period in 2016. Substantially all of this increase in production taxes resulted from increased oil and gas sales. For the nine months ended September 30, 2017, lease operating expense decreased by $1.2 million which was primarily due to the implementation of cost reduction strategies by the operators of our wells. During 2017, we expect cost reduction implementation programs to continue during the prolonged global commodity price downtown.

Depreciation, depletion and amortization. Our DD&A rate for the nine months ended September 30, 2017 was $3.93 per BOE compared to $12.05 per BOE for the nine months ended September 30, 2016. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the nine months ended September 30, 2017 was $9.6 million of aggregate quarterly impairment charges that resulted from our quarterly Full Cost Ceiling limitations during 2016. During each of the quarters ended March 31, 2016 and June 30, 2016, we recognized impairment charges which reduced the net capitalized costs subject to future DD&A calculations. Accordingly, our DD&A rate per BOE decreased as we reduced the net capitalized costs by the quarterly impairment charges discussed below.

Impairment of oil and gas properties. During the nine months ended September 30, 2017 and 2016, we recorded impairment charges related to our oil and gas properties of $0.0 million and $9.6 million, respectively, because the net capitalized costs were in excess of the Full Cost Ceiling limitation. These quarterly impairment charges were primarily due to the deepening declines in the price of oil beginning in 2015 and continuing through 2016. Presented below are the weighted average prices (before applying the impact of basis differentials between the benchmark prices and the actual prices realized for our wells) used to prepare our reserve estimates and to calculate our Full Cost Ceiling limitations for each of the last five calendar quarters, along with the impairment charges recognized during each of those quarters (dollars in thousands, except average prices):

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Compensation and benefits, including directors	$544	$469	$75	16%
Stock-based compensation	289	98	191	195%
Professional fees	1,618	1,225	393	32%
Insurance, rent and other	301	282	19	7%

Total	$2,752	$2,074	$678	33%

General and administrative expenses increased by $0.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily attributable to (i) an increase of $0.4 million in professional fees primarily driven by increased legal costs associated with our debt refinancing efforts combined with a legal settlement on the Willerson lease (See Note 7 Commitments and Contingencies), and (ii) an increase in stock-based compensation which primarily resulted from the amortization of previously issued stock grants.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

			Change
	2017	2016	Amount	Percent

Realized gain on oil price risk derivatives	$217	$1,401	$(1,184)	-85%
Unrealized gain (loss) on oil price risk derivatives	29	(1,557)	1,586	-102%
Rental and other income (expense), net	(296)	(125)	(171)	137%
Warrant revaluation gain	450	—	450	NA
Interest expense	(382)	(364)	(18)	5%
Gain on receipt of marketable equity securities	—	750	(750)	-100%
Gain on sale of assets	1	100	(99)	-99%

Total other income (expense)	$19	$205	$(186)	-91%

During the nine months ending September 30, 2017, the Company had a realized gain on oil price risk derivatives of $0.2 million and of $1.4 million for the comparable period in 2016. We had an unrealized gain on oil price risk derivatives of $0.03 million for the nine months ended September 30, 2017 compared to a loss of $1.6 million for the comparable period for 2016. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the nine months ending September 30, 2017, the Company realized an expense of $0.3 million on rental and other income (expense), an increase of $0.2 million over the comparable period in 2016. The increased expense was primarily due to an increase in office rental expenses of $0.1 million combined with a $0.2 million settlement associated with a former employee claim. Please refer to Note 7 entitled “Commitment and Contingencies” for more information.

During the nine months ending September 30, 2017, we realized a non-cash gain on the revaluation of our outstanding warrants of $0.5 million. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. No warrants were outstanding for the nine months ended September 30, 2016. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense increased by $0.02 million during the nine months ended September 30, 2017 compared to the comparable period in 2016. The increase was attributable to an increase in average interest rate which was partially offset by one-time amortization of debt issuance costs associated with the amendment of our credit agreement during the third quarter of 2016. The average interest rate increased to 7.68% for the nine months ended September 30, 2017 in comparison to 3.19% for the nine months ended September 30, 2016.

Discontinued Operations. In February 2016 we completed the disposition of our mining segment to Mt. Emmons Mining Company (“MEM”), including the Keystone Mine, the WTP and other related properties. A significant objective for completing the disposition was to improve future profitability through the elimination of the obligations to operate the WTP and mine holding costs, which are expected to result in estimated annual cash savings of $3.0 million. During the nine months ended September 30, 2017 and 2016, we incurred operating expenses associated with the discontinued mining segment of $0 and $2.5 million, respectively.

In order to induce MEM to assume the Company’s obligations to operate the WTP we issued additional consideration in the form of 50,000 shares of Series A Convertible Preferred Stock. For the three months ended March 31, 2016, we recorded the fair value of the Preferred Stock based on the initial liquidation preference of $2.0 million. Since the cash consideration paid by MEM for the Preferred Stock was $500, we recorded a charge to discontinued operations of approximately $2.0 million associated with the issuance. There were no charges associated with discontinued operations for the nine month period ended September 30, 2017.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Loss from continuing operations (GAAP)	$(382)	$(265)	$(787)	$(12,635)
Impairment of oil and gas properties	—	—	—	9,568
Depreciation, depletion and amortization:
Oil and gas operations	146	669	618	2,315
Other	—	5	—	16
Unrealized (gain) loss on oil price risk derivatives	282	97	(29)	1,557
Stock-based compensation	77	30	289	98
Gain on sale of assets	—	—	(1)	(100)
Rental and other income (expense), net	(53)	(704)	296	(625)
Warrant Fair Value Adjustment (gain) loss	70	—	(450)	—
Interest expense	136	117	382	364

Adjusted EBITDAX (Non-GAAP)	$276	$(51)	$318	$558

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of September 30, 2017 and December 31, 2016:

	2017	2016	Change

Cash and equivalents	$1,814	$2,518	$(704)
Working capital deficit (1)	(791)	(6,043)	5,252
Total assets	14,893	16,767	(1,874)
Outstanding debt under Credit Facility	6,000	6,000	—
Borrowing base under Credit Facility	6,000	6,000	—
Total shareholders’ equity	2,778	3,758	(980)

Select Ratios

Current ratio (2)	0.82 to 1.00	0.45 to 1.00
Debt to equity ratio (3)	2.16 to 1.00	1.59 to 1.00

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of September 30, 2017, we have a working capital deficit of $0.8 million compared to a working capital deficit of $6.0 million as of December 31, 2016, an increase of $5.2 million. This increase was primarily attributable to a reclassification of the Company’s Credit Facility as a long-term liability. The reclassification offset a reduction in cash by $0.7 million, primarily driven by an increase in professional service fees and an accrual for the settlement of the Employee Arbitration (See Note 7 Commitments and Contingencies).

On May 2, 2017, the Amended and Restated Credit Agreement, dated July 30, 2010 between U.S. Energy Corp.’s wholly-owned subsidiary, Energy One and Wells Fargo Bank N.A. was sold, assigned and transferred to APEG Energy II, L.P. (“APEG”) (the “Credit Agreement”). APEG purchased and assumed all of Wells Fargo’s rights and obligations as the lender to Energy One under the Credit Agreement. Concurrently, U.S. Energy Corp., Energy One and APEG entered into a Limited Forbearance Agreement dated May 2, 2017. On June 28, 2017, U.S. Energy Corp., Energy One and APEG entered into a Fifth Amendment to the Credit Agreement providing for, among other things, an extension of the maturity date to July 19, 2019, new financial coverage ratio covenants and a limited release and waiver with respect to any historical Company non-compliance with any and all financial covenants. The Company is currently forecasted to remain in compliance with all covenants throughout the life of the credit facility and believes the multi-year extension to the maturity date will provide the parties sufficient time to work towards a long-term solution that enables the Company to execute its operational strategy and ensure value for existing shareholders. As of September 30, 2017, the Company was in compliance with all financial covenants and fully conforming with all requirements under its credit agreement. Accordingly, the entire balance of $6.0 million has been classified as a long-term liability. Please refer to Note 13 entitled “Subsequent Events” for further information.

During 2015 and 2014, we received significant overpayments due to an operator’s failure to timely recognize the payout implications of our joint operating agreements. During the second quarter of 2015, the operator corrected its records and has elected to begin withholding the net revenues from all of our wells that it operates to recover these overpayments. As of September 30, 2017, the balance of the overpayment was approximately $2.4 million. Based on the oil and gas prices and costs used in the Company’s reserve report as of September 30, 2017, this liability is not expected to be fully settled until the first quarter of 2020, but under higher pricing scenarios we expect the entire liability will be repaid sooner. The aggregate balances are presented as current liabilities in our consolidated balance sheets. This matter was settled on October 4, 2017. Please refer to Note 13 entitled “Subsequent Events” for further information.

We believe certain operators have failed to allocate our share of non-consent ownership interests which results in contingent liabilities to the extent we have not been billed for our proportionate share of such interests, and contingent assets to the extent that we have not received our share of the net revenues. We record net contingent liabilities for the obligations that we believe are probable which amounted to $1.6 million as of September 30, 2017. This matter was settled on October 4, 2017. Please refer to Note 13 entitled “Subsequent Events” for further information.

As of September 30, 2017, we had cash and equivalents of $1.8 million, and we expect to maintain cash balances in this range for some time. We also expect potential investors and lenders will find our singular industry focus, combined with attractive producing properties and a low-cost overhead structure to be an attractive vehicle to partner with the Company during this continued industry downturn and low commodity price environment. Additionally, our long-term strategy is to acquire additional oil and gas properties at attractive prices. However, there can be no assurance that we will be able to complete future transactions on acceptable terms or at all.

If we have unanticipated needs for financing in 2017, alternatives that we will consider if necessary include selling or joint venturing an interest in some of our oil and gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations. Our capital expenditure plan and our ability to obtain sufficient funding to make anticipated capital expenditures and satisfy our financial obligations are subject to numerous risks and uncertainties, including those discussed in Risk Factors in our 2016 Annual Report on Form 10-K, 10-K/A filed on April 17, 2017 and April 28, 2017.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	Change

Net cash provided by (used in):
Operating activities	$(706)	$(1,475)	$769
Investing activities	2	(121)	123
Financing activities	—	(107)	107
Discontinued operations	—	(447)	447

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2017 was $0.7 million as compared to cash used by operated activities $1.5 million for the comparable period in 2016, an improvement of $0.8 million. The improvement is primarily attributed to one-time severance agreements with previous employees being paid in the nine-month period ended September 30, 2016.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2017 was $2,000 as compared to cash used in investing activities of $0.1 million for the comparable period in 2016. The primary use of cash in our investing activities for 2017 was for capital workovers for our oil and gas drilling activities.

Financing Activities. For the nine months ended September 30, 2017, we had no cash flow from financing compared to September 30, 2016 of a nominal amount received for the issuance of Series A Convertible Preferred Stock.

Discontinued Operations. We had no cash used for discontinued operations for the nine months ended September 30, 2017. Cash used in discontinued operations was $0.4 million for the nine months ended September 30, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our quarter ended September 30, 2017, our Chief Executive Officer and Principal Financial Officer determined that our controls were not adequate due to a vacancy in certain accounting and finance consulting positions that the Company has historically utilized to implement the Company’s review of key controls in a timely manner. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, based on this material weakness, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2017 as it relates to the timely implementation of the Company’s review of key controls.

The Company has addressed this weakness by filling the consulting vacancy with professionals with experience in implementing a full review of key controls on an ongoing basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth above in Note 7 to the Financial Statements, there have been no material changes from the legal proceedings as previously disclosed in Item 3 of our 2016 Annual Report on Form 10-K, 10-K/A.

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

U.S. ENERGY CORP. (Registrant)

Date: November 14, 2017	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer

Date: November 14, 2017	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer