Form 10-K/A
period 2017-12-31
US ENERGY CORP
filed 2018-04-25
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-6814

U.S. ENERGY CORP.
(Exact Name of Company as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 S. Cherry Street, Suite 1515, Denver, Colorado	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer[  ] (Do not check if a smaller reporting company)

Smaller reporting company [X] Emerging growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the NASDAQ Capital Market as of the last business day of the most recently completed second fiscal quarter, June 30, 2017, was $4,171,464.

The Registrant had 12,590,815 shares of its $0.01 par value common stock outstanding as of April 24, 2018.

Documents incorporated by reference: None

EXPLANATORY NOTE

U.S. Energy Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2017 as filed on March 28, 2018 (the “Original 10-K”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. No changes have been made to the Original 10-K other than the addition of the Part III information herein.

As required pursuant to the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K, which speak as of the date of the original filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K. The reference on the cover of the Original 10-K to the incorporation by reference of portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders into Part III of the Original 10-K is hereby deleted.

i

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Directors

The Company’s Board currently consists of four directors and there is one vacancy. The Company’s Articles of Incorporation provide for the division of the Company’s Board into three classes as equal in number as the total number of members of the Board provided in the Bylaws permits. The Company’s Bylaws limit service of the independent directors to two three year terms. If recommended by the Chairman of the Board and approved by the Board, an independent director may serve one additional term. Directors are subject to mandatory retirement at 70 years of age. If a director reaches the age of 70 during his regularly elected term, he is allowed to serve out the term for which he was elected.

The nominee for election at the Annual Meeting is John G. Hoffman, who is an incumbent director. Please see biographical information for the directors and the nominees below, under the heading “Business Experience of Directors and Officers.” If approved by the shareholders, John G. Hoffman will serve terms that will expire at the 2021 annual meeting.

Executive Officers

The executive officers of the Company are elected by the Board at the annual directors’ meeting which follows each annual shareholder’s meeting, to serve until the officer’s successor has been duly elected and qualified, or until earlier death, retirement, resignation or removal. Please see biographical information for our sole executive officer below, under the heading “Business Experience of Directors and Officers.”

Business Experience of Directors and Officers

Set forth below is certain biographical information for each director and executive officer as of the date of this Amendment. The Nominating Committee selects nominees based on their skills, achievements, and experience, and believes that each nominee should have experience in positions of responsibility and leadership and an understanding of our oil and natural gas exploration and production business. Our overall objective is to identify a group of directors that can best contribute to our long-term success. All of the directors and the nominees discussed below are seasoned leaders who collectively bring to the Board a vast array of oil and gas industry, public company, private company, and other business experience, all at the senior executive officer level, and who meet our director qualification standards. Among other attributes, the members of our Board possess a wide breadth of varied skills, experience and leadership in the natural resources and energy industries, finance and accounting, risk management, operations management, strategic planning, business development, regulatory and government affairs, corporate governance, human resources and compensation, and public policy—qualities that led the Nominating Committee and the Board to conclude that these individuals should serve as our directors at this time, in light of our business and structure, overall industry environment, and our long-term strategy. The specific experiences, qualifications, attributes, and skills of each director and nominee are briefly described below. In addition, the directors and nominees represent diverse backgrounds, skill sets, and viewpoints, with a blend of historical and fresh perspectives on our Company, and have a demonstrated ability to work collaboratively with candid discussion.

J. Weldon Chitwood (53) - Independent Director. Mr. Chitwood was appointed to the Board on May 8, 2017. Mr. Chitwood served as President, Director, and Regional Vice President of Shaw Industries Subsidiaries, Spectra Flooring and Carpets International in Seattle, San Francisco and London from 1988 to 2005. Since that time he has served in various executive and board of director roles for Brand Partners from 2003 to 2004, Beaulieu Group from 2005 to 2013, Mohawk Industries from 2014 to 2016, and is currently Vice President, Real Estate Operations for Angelus Private Equity Group. With the exception of Angelus Private Equity Group, the parent organization of APEG Energy II, L.P. which is an affiliate of the Company, none of the entities with which Mr. Chitwood has been employed is a parent, subsidiary, or affiliate of the Company. The Board has concluded that Mr. Chitwood’s experience qualifies him for service as an independent director and as a member of the Compensation, Audit, Hedging and Nominating Committees.

John G. Hoffman (60) - Independent Director and Director Nominee. Mr. Hoffman was elected to the Board on May 8, 2017. Mr. Hoffman has more than 36 years of experience in the domestic and international energy industry. Mr. Hoffman currently serves as the Chief Executive Officer of Painted Pegasus Petroleum (P3 Petro). Prior to Mr. Hoffman’s position at P3 Petro, he served as Chief Executive Officer of Black Elk Energy from 2007 to 2014. None of the entities with which Mr. Hoffman has been employed is a parent, subsidiary, or affiliate of the Company. Mr. Hoffman is a licensed and Registered Professional Engineer with over 36 years of domestic and international industry experience and has demonstrated expertise in field development and the identification and implementation of initiatives to improve operations. Mr. Hoffman holds a Bachelor of Science in mining engineering from the University of Missouri at Rolla. The Board has concluded that Mr. Hoffman’s experience qualifies him for service as an independent director and as a member of the Audit, Compensation, Nominating and Hedging Committees.

Javier F. Pico (59) - Independent Director. Mr. Pico was appointed to the Board on May 8, 2017 and elected by the shareholders on July 17, 2017. Mr. Pico has practiced law for 27 years and is the Managing Partner of Javier F. Pico, P.C. Law Offices in Boston, Massachusetts since 1992 practicing business, real estate and immigration law. Mr. Pico’s law practice is not a parent, subsidiary, or affiliate of the Company. He has received his Juris Doctor from the Boston School of Law and is licensed to practice law in New York and Massachusetts. The Board has concluded that Mr. Pico’s experience qualifies him for service as an independent director and as a member of the Audit, Compensation and Nominating Committees.

Ryan L. Smith (35) – Chief Financial Officer. Mr. Smith has served as the Company’s Chief Financial Officer since May 2017 and consulted for the Company from January 2017 to May 2017. Prior to this position, Mr. Smith served as Emerald Oil Inc.’s Chief Financial Officer from September 2014 to January 2017 and Vice President of Capital Markets and Strategy from July 2013 to September 2014. Prior to joining Emerald, Mr. Smith was a Vice President in Canaccord Genuity’s Investment Banking Group focused solely on the energy sector. Mr. Smith joined Canaccord Genuity in 2008 and was responsible for the execution of public and private financing engagements along with mergers and acquisitions advisory services. Prior to joining Canaccord Genuity, Mr. Smith was an Analyst in the Wells Fargo Energy Group, working solely with upstream and midstream oil and gas companies. Mr. Smith holds a Bachelor of Business Administration degree in Finance from Texas A&M University.

David A. Veltri (60) – Chairman, Chief Executive Officer, President, and Director. Mr. Veltri served as the Company’s President and Chief Operating Officer beginning in December 2014 and was elected as Chief Executive Officer in September 2015. Mr. Veltri has over 36 years of oil and natural gas industry experience with a major oil company and several independent oil companies, where he has managed and provided engineering for all phases of upstream and mid-stream oil and natural gas operations, covering North Dakota, Wyoming, the Rocky Mountains, the Southern U.S., Mid-Continent, Louisiana, Texas and various international locations. Mr. Veltri served as Chief Operating Officer of Emerald Oil, Inc. from November 2012 until December 2014. Mr. Veltri served as an independent petroleum engineering consultant from October 2011 through November 2012. From August 2008 through September 2011, Mr. Veltri served as Vice President/General Manager of Baytex Energy USA Ltd., where he managed business unit operations, capital drilling programs, lease maintenance and producing properties in the Williston Basin in North Dakota. From September 2006 to July 2008, Mr. Veltri was Production Manager at El Paso Exploration and Production Company, where he managed producing oil and natural gas properties located in northern New Mexico. Mr. Veltri received a Bachelor of Science in Mining and Engineering from West Virginia University.

Board of Directors, Audit and Nominating Committees

Board Leadership

Pursuant to the Company’s Bylaws the Chief Executive Officer shall also serve as the Chairman of the Board of Directors. David A. Veltri, as Chief Executive Officer and Chairman of the Board of Directors, sets the agenda for and presides over Board meetings.

The Company does not have not have a lead independent director. The Board believes that the combined role of Chairman and Chief Executive Officer is currently in the best interest of U.S. Energy shareholders due to the more cost-efficient nature which benefits the Company as its seeks potential growth opportunities.

Meetings of the Board

The Board consists of four members and they have primary responsibility for directing management of the business. During 2017, the Board held six formal meetings, which were attended by all of the directors serving on the Board in person or by telephone.

Attendance at Annual Meetings by Directors

Directors are encouraged, but not required, to attend annual meetings. At the Company’s last annual meeting held on July 17, 2017, one director was in attendance.

Communications from Shareholders to the Board

The independent directors have established a process for collecting and organizing communications from shareholders. Shareholders may send communications to the Board by addressing their communications to Ryan Smith, Chief Financial Officer, at 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246. Pursuant to this process, Mr. Veltri, the Chief Executive Officer then reviews the communications and determines which of the communications address matters of substance that should be considered by all directors, and sends those communications to all the directors for their consideration.

Audit Committee

To provide effective direction and review of fiscal matters, the Board has established an Audit Committee. The Audit Committee has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Audit Committee also retains our independent outside audit firm and recommends selection of the internal audit firm. It also exercises general oversight of the activities of our independent auditors, principal financial officer, principal accounting officer, accounting employees and related matters. The Chairman of the Audit Committee is Javier F. Pico. The Board has determined that Mr. Pico is an audit committee financial expert as defined in Item 407(d) of SEC Regulation S-K. Other members of the Audit Committee are J. Weldon Chitwood and John G. Hoffman. All members of the Audit Committee are independent directors under applicable NASDAQ and SEC rules.

The Audit Committee met four times in 2017. All Committee members attended each meeting in person or by telephone. The Committee reviewed our financial statements for each quarter in 2017 and the year as a whole and discussed the financial statements with management and our independent audit firm. Based on the foregoing, the Committee recommended to the Board at the Audit Committee meeting held on March 23, 2018 that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2017. During the year ended December 31, 2017, the Audit Committee Chairman also met independently of management with the firm that performs internal control testing for the Company pursuant to Section 404 of the Sarbanes-Oxley Act. The Committee also reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis.

Nominating Committee

The Company has a Nominating Committee, the members of which are J. Weldon Chitwood (Chairman), John G. Hoffman and Javier F. Pico. These members are independent directors under NASDAQ rules. The Nominating Committee is responsible for identifying and recommending to the Board nominees for election to the Board. This process involves consulting with the Company’s CEO to identify qualified candidates with expertise in one of the business areas of the Company, including financial, oil and gas, and investment banking expertise. Once identified, the Nominating Committee reviews the qualifications (including capability, availability to serve, conflicts of interest, and other relevant factors) of any identified potential director candidate and where necessary assists in interviewing such candidate. It recommends to the Board appropriate nominees to election to be included in the Company’s proxy statement for the annual shareholders meeting. The Nominating Committee met once during 2017 with all members attending either in person or by telephone.

Executive Committee

The Executive Committee helps implement the Board’s overall directives as necessary. Members include David A. Veltri (Chairman) and Javier F. Pico. The Executive Committee does not regularly conduct formal meetings. The Executive Committee did not hold any meetings in 2017.

Hedging Committee

The Company has a Hedging Committee to review and approve the use of all swap agreements. Members include David A. Veltri (Chairman), J. Weldon Chitwood and John G. Hoffman. This Committee met formally on four occasions in 2017 and discussed hedging matters informally several times during the year. All Hedging Committee members attended all meetings of the Committee during 2017 either in person or by telephone.

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

Based solely on a review of reports furnished to us and written representations from the filing persons, all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2017 under Section 16(a) of the Exchange Act with the exception of the following, which were not timely filed.

Name	Filing Type	Transaction Date
APEG Energy II, L.P.	Form 3	December 29, 2017
J. Weldon Chitwood	Form 4	August 16, 2017
John G. Hoffman	Form 4	August 16, 2017
Javier F. Pico	Form 4	August 16, 2017
David A. Veltri	Form 4/A	October 18, 2017

Code of Ethics

We are committed to sound corporate governance principles. As evidence of this commitment, the Board has adopted charters for its committees and a Code of Ethics. These documents, along with the Company’s Restated Articles of Incorporation and Bylaws, provide the framework for our corporate governance. The charters of the Audit Committee, the Compensation Committee, and the Nominating Committee may be viewed at our web site (www.usnrg.com), at the tab “Investors,” then go to “Governance.” The Code of Ethics also may be viewed at that location. If these documents are amended (or if the Code of Ethics is waived in a manner requiring disclosure under SEC rules), the amendments (and the occurrence of the waiver of the Code of Ethics) will be disclosed on the website as required by the SEC. Copies of each of these documents are available without charge to any person who requests them, by sending a request to U.S. Energy Corp., Attn: Ryan Smith, Chief Financial Officer, 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246.

Item 11 - Executive Compensation

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive offers for the years indicated:

Name and Position	Year	Salary		Bonus	Stock Awards		Option Awards	All Other Compensation		Total

David A. Veltri	2017	$359,008		-	$34,999	(2)	-	-		$393,999
Chief Executive Officer	2016	$359,000		-	-		-	$3,072	(3)	362,072

Ryan L. Smith	2017	$150,658	(1)	-	-		$94,757	$80,400	(4)	$325,815
Chief Financial Officer	2016	-		-	-		-	-		-

(1)	Mr. Smith began receiving an annual base salary of $240,000 beginning on May 23, 2017 when he was appointed Chief Financial Officer of the Company by the Board. Mr. Smith previously consulted for the Company from January 16, 2017 until his appointment as Chief Financial Officer.
(2)	On September 23, 2016, the Board of Directors granted restricted stock to each member of the Board for 58,500 shares per Board member. In connection with the resignations of four members of the Company’s Board of Directors, the restricted stock grants were amended and all members of the Board of Directors subsequently agreed to accept 33,332 fully-vested shares each, in lieu of the 58,500 share grants.
(3)	All Other Compensation for Mr. Veltri during 2016 is primarily comprised of a $3,072 401(k) contribution.
(4)	All Other Compensation in 2017 for Mr. Smith is primarily comprised of consulting fees.

Outstanding Equity Awards

The following table provides information relating to the unexercised stock options and the unvested stock awards for the Named Executive Officers as of December 31, 2017. Each award to each named executive is shown separately, with a footnote describing the award’s vesting schedule.

	Stock Option Awards					Restricted Stock Awards
	Number of Securities Underlying			Option	Option	Shares of Restricted Stock
	Unexercised Options			Exercise	Expiration	That Have Not Vested
Name	Exercisable	Unvested		Price	Date	Number	Market Value

David A. Veltri	16,666	-		$9.00	1/25/2025	-	$0

Ryan L. Smith	-	100,000	(1)	$1.16	11/10/2027	-	$0

(1)	In November 2017, Mr. Smith was granted a stock option award for 100,000 shares of common stock, of which one-half of the shares vest on the anniversary dates of the grant in November 2018 and 2019.

Potential Payment Upon Termination or Change in Control

Our named executive officers are eligible to receive certain severance benefits and change in control benefits pursuant to their employment agreement. The potential severance and change in control benefits that our named executive officers could have received as of December 31, 2017 are described below.

The Company entered into employment agreements with Mr. Veltri on October 23, 2015 and with Mr. Smith on May 18, 2017. Mr. Veltri’s employment agreement has a term of two years with automatic renewals for two successive one year terms. Mr. Smith’s agreement has a term continuing until January 1, 2019, following which Mr. Smith’s employment will be on at “at-will” basis.

The employment agreements provide for base salary and annual bonus and entitle the named executive officers to participate in the Company’s Amended and Restated 2012 Equity and Performance Incentive Plan under such terms and conditions as the Company may determine for any applicable calendar year.

In the event that Mr. Veltri incurs a termination from employment by the Company without Cause (defined below) outside of a Change in Control (as defined below) event, Mr. Veltri would be entitled to receive the following benefits: (a) the base salary owning under the employment agreement through the date of termination; (b) accrued vacation; (c) any reimbursable business expense; (d) cash payment equal to 18 months of COBRA; (e) severance equal to 1.5x of the current annual base salary, plus an amount equal to the current year target bonus as of the date of termination; and (f) accelerated vesting of any unvested equity-based awards as prescribed for and in accordance with the relevant terms of the applicable equity-based compensation programs and award agreements.

In the event that Mr. Veltri incurs a termination from employment by the Company without Cause or for Good Reason (as defined below) in connection with a Change in Control within twelve months of such Change in Control, Mr. Veltri would be entitled to receive the following benefits: (i) the payments identified (a) through (d) of the preceding paragraph; (ii) accelerated vesting of any unvested equity-based awards (iii) any earned but unpaid bonus; (iv) severance pay in an amount equal to 2x the current year’s annual base salary, plus an amount equal to the current year target bonus; (v) reasonable attorney fees incurred as a result of such termination; and (vi) cash payment equal to the cost of coverage under all life insurance, medical, heath, accident, and disability programs in which the executive was entitled to participate immediately prior to the change in control for a period of two years from the termination.

Mr. Veltri’s employment agreement defines Cause as (i) the negligent and continued failure by the executive to substantially perform his duties with the Company (other than any such failure resulting from disability) after a written demand for substantial performance improvement is delivered to the executive, identifying the manner in which the executive has not substantially performed his duties, or describing his participation in misconduct which is materially injurious to the Company, monetarily or otherwise, unless done or omitted to be done, in good faith and with a reasonable belief that the action or omission was in the best interest of the Company; which failure is not remedied upon notice within 10 calendar days (ii) that the executive shall have committed an intentional act of fraud, embezzlement or theft in connection with his duties with, or in the course of his employment with, the Company, or been convicted of a felony or other crime involving moral turpitude (iii) intentional wrongful damage to or misappropriation of property of the Company; (iv) an intentional or grossly negligent refusal or failure to perform executive’s duties, or to carry out the reasonable directions of the Company’s Board of Directors (other than on account of illness or other physical or mental disability), which refusal or failure is not remedied within the 10 calendar days after receipt by the executive of written notice from the Company thereof, or insubordination; or (v) a material breach of any of the provisions of the employment agreement applicable to executive, which breach is not remedied within the 10 calendar days after receipt by the executive of written notice from the Company of such breach; and in any case any such act or failure to act shall be determined by the Board of Directors of the Company to have been materially harmful to the Company. For purposes of the employment agreement, no act, or failure to act, on the part of the executive shall be deemed “intentional” unless done, or omitted to be done, by the executive not in good faith and without a reasonable belief that his action or omission was in the best interests of the Company, as determined by the Board of Directors of the Company in its sole but reasonable discretion.

Mr. Veltri’s employment agreement defines Change in Control as a change in the control of the Company of a nature which would be required to be reported in response to Item 6(e) of the Schedule 14A to Regulation 14A, as promulgated under the Exchange Act (or any successor thereto); provided that, without limitation, a Change in Control shall be deemed to have occurred if: (i) any person is or becomes the beneficial owner directly or indirectly, of 50% or more of a class of equity securities of the Company, or of securities which in the aggregate provide such beneficial owner with 50% or more of the votes entitled to be cast with respect to the election of members of the Board of Directors; (ii) during any period of two consecutive years, the individuals who at the beginning of such period constituted the Board of Directors cease for any reason to constitute a majority thereof; (iii) any person acquires, directly or indirectly, more than 25% of the outstanding shares of voting securities of the Company, coupled with or followed by the election as directors of the Company of persons who were not directors at the time of such acquisition, if such directors comprise a majority of the Board; (iv) as a result of a tender offer, merger, consolidation, sale of assets, contested election or any combination of those or similar transaction, the directors of the Company immediately before such transaction(s) shall cease to constitute a majority of the Board or of any successor to the Company; (v) the acquisition, directly or indirectly, by another person or entity, in a single transaction or series of related transactions of all or substantially all (greater than 50%) of the Company’s assets; or (vi) the Company’s shareholders approve a plan of liquidation of the Company.

Mr. Veltri’s employment agreement defines Good Reason as the termination subsequent to a Change in Control of the Company within one hundred and twenty (120) days after the occurrence of any of the following events: (i) a significant and material adverse change in the nature or scope of the executive’s duties and responsibilities or other working condition with the Company; (ii) the assignment to the executive of any duties inconsistent with the positions, responsibilities and status of the executive with the company immediately prior to the Change in Control; (iii) any removal of the executive from, or failure to re-elect the executive to, any of such position, except in connection with termination of employment for Cause, disability, retirement or as a result of the executive’s death or termination by the executive, other than for Good Reason; (iv) a reduction by the Company in the executive’s base salary as in effect immediately prior to the Change in Control; (v) reassignment of the executive to offices more than 25 miles from the location of the Company’s principal executive offices immediate prior to the Change in Control; (vi) failure by the Company to continue in effect any benefit or compensation plan, stock ownership plan, stock purchase plan, stock option plan, life insurance plan, health and accident plan, or disability plan in which the executive is participating immediately prior to the Change in Control, the taking of any action by the Company which would adversely affect the executive’s participation in or materially reduce his benefits under any such plan, or deprive the executive of any material fringe benefit enjoyed immediately prior to the Change in Control; (vii) a failure by the Company to make timely payment to the executive of any amounts he is entitled to under the employment agreement; (viii) any purported termination of the executive’s employment by the Company which is not effected pursuant to a notice of termination (as defined in the employment agreement).

In the event that Mr. Smith incurs a termination from employment by the Company without Cause (defined below) outside of a Change of Control (as defined below) event, Mr. Smith would be entitled to receive the following benefits: (a) all accrued by unpaid base salary through the date of termination; (b) unpaid or unreimbursed expenses; (c) any benefits provided under the Company’s employee benefits plans in accordance with the terms contained in such plans; (d) reasonable relocation costs in accordance with written company policy; (e) unpaid bonus; (f) cash payment equal to twelve (12) months of the employee’s base salary; (g) cash payment equal to 12 months of COBRA; and (h) immediate vesting of any and all equity or equity-related award previously awarded to the employee irrespective of the type of award.

In the event that Mr. Smith terminates his employment for Good Reason (defined below) outside of a Change of Control event, Mr. Smith would be entitled to receive the following: (i) the payments identified in (a) through (d) of the preceding paragraph; (ii) unpaid bonus; and (iii) a cash payment equal to twelve months of COBRA.

In the event that Mr. Smith incurs a termination from employment by the Company without Cause or for Good Reason in connection with a Change of Control during the twelve (12) month period following such Change of Control, Mr. Smith would be entitled to receive the following: (a) all accrued by unpaid base salary through the date of termination; (b) unpaid or unreimbursed expenses; (c) any benefits provided under the Company’s employee benefits plan in accordance with the terms contained in such plan; (d) reasonable relocation costs in accordance with written company policy; (e) unpaid bonus; (f) cash payment equal to 12 months of COBRA (g) immediate vesting of any and all equity or equity-related award previously awarded to the employee irrespective of the type of award; (h) cash payment equal to 1x of the total base salary plus an amount equal to the total value of the annual bonus amount paid during the preceding fiscal year.

Mr. Smith’s employment agreement defines Cause as: (i) a material breach of the terms and conditions of employee’s employment agreement with the Company, (ii) employee’s act(s) of gross negligence or willful misconduct in the course of employee’s employment hereunder that is injurious to the Company, (iii) willful failure or refusal by employee to perform in any material respect employee’s duties or responsibilities, (iv) misappropriation by employee of any assets of the Company, (v) embezzlement or fraud committed by employee, or at employee’s direction, (vi) employee’s conviction of, or pleading “guilty” or “no contest” to a felony under state or federal law.

Mr. Smith’s employment agreement defines Change of Control as the first to occur of any of the following: (i)”change of control event” with respect to the Company, within the meaning of Treas. Reg. §1.409A-3(i)(5); (ii) during any period of two years, individuals who at the beginning of such period constitute the Board (and any new director whose election by the Company’s shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved) cease for any reason to constitute a majority thereof; or (iii) a merger, consolidation, or reorganization of the Company with or involving any other entity, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization.

Mr. Smith’s employment agreement defines Good Reason as: without employee’s consent, (i) a material diminution in employee’s title, duties, or responsibilities, (ii) the failure of the Company to pay any compensation pursuant to the employment agreement when due or to perform any other obligation of the Company under the employment agreement, or (iii) the relocation of employee’s principal place of employment by more than fifty (50) miles.

Non-Employee Director Compensation

We generally use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to us as well as the skill level required of such directors. For the year ended December 31, 2017, all non-employee director compensation was paid in stock awards and cash as shown below:

	Nature of Director Fees
Current Director Name(1)	Director	Committee	Stock Awards		Total
J. Weldon Chitwood	-	-	$11,766	(4)	$11,766
John G. Hoffman	-	-	11,766	(4)	11,766
Javier F. Pico	-	-	11,766	(4)	11,766
All directors as a group	-	-	$35,297		$35,297

	Nature of Director Fees
Former Director Name(1)	Director		Committee		Stock Awards		Total
Thomas R. Bandy	$13,333	(2)	-	(3)	$34,999	(4)	$48,332
Jerry W. Danni	13,333	(2)	2,000	(3)	34,999	(4)	50,332
Leo A. Heath	13,333	(2)	1,333	(3)	34,999	(4)	49,665
James B. Fraser	13,333	(2)	-	(3)	34,999	(4)	48,332
Stephen V. Conrad	6,667	(2)	6,667	(3)	34,999	(4)	48,333
All directors as a group	$60,000		$10,000		$174,995		$244,994

(1)	David A. Veltri was appointed to our Board of Directors on December 31, 2015. Mr. Veltri has been omitted from this table since he does not receive additional compensation for serving as a director of the Company. Mr. Veltri’s compensation is described above under “Executive Compensation.” Steven V. Conrad announced his resignation from the Board of Directors effective March 3, 2017. Thomas R. Bandy, Jerry W. Danni, Leo A. Heath and James B. Fraser announced their resignations from the Board of Directors on May 2, 2017.
(2)	Historically, each of our independent directors has received annual cash compensation for serving on our Board of Directors of $40,000, payable at the rate of $3,333 per month. Effective May 8, 2017 with the appointment of new directors J. Weldon Chitwood, John G. Hoffman and Javier F. Pico, each of our independent directors agreed to forego their fees temporarily as a cost savings measure.
(3)	Independent directors receive additional fees for serving as the Chairman of our board committees. Mr. Conrad received an annual fee of $12,000 to serve as Chairman of the Audit Committee; Upon Mr. Conrad’s resignation from the Board of Directors, Mr. Fraser agreed to serve as Chairman of the Audit Committee and was expected to receive an additional $12,000 in annual fees going forward; Mr. Danni received an annual fee of $6,000 to serve as Chairman of our Compensation Committee; and Mr. Heath received an annual fee of $4,000 to serve as Chairman of our Nominating Committee. Effective May 8, 2017 with the appointment of new directors J. Weldon Chitwood, John G. Hoffman and Javier F. Pico, each of our committee chairmen agreed to forego their fees temporarily as a cost savings measure.
(4)	On September 23, 2016, the Board of Directors granted restricted stock to each member of the Board for 58,500 shares per Board member for an aggregate grant of 351,000 shares. In connection with the resignations of four members of the Company’s Board of Directors, the restricted stock grants were amended, and the members of the Board of Directors subsequently agreed to accept 33,332 fully-vested shares each, in lieu of the 58,500 share grants.

Equity Compensation Plan Information

A summary of the combined activity in each of the Company’s equity incentive plans for the year ended December 31, 2017, is as follows:

	Number of Shares to be Issued Upon:
	Exercise of Outstanding Options		Vesting of Restricted Stock
	Number of Shares	Weighted Average Exercise Price Shares	Number of Shares	Weighted Average Grant Date Price	Securities Available for Future Issuance

Plans Approved by Shareholders
2001 Incentive Stock Option Plan	67,558	$15.12	-	-	-
2008 Stock Option Plan for Independent Directors and Advisory Board Members	29,779	$19.66	-	-	-
2012 Equity and Performance Incentive Plan	292,350	$5.23	205,547	$1.26	981,008
Total	389,687	$8.05	205,547	$1.26	981,008

Compensation Committee

The Company has a Compensation Committee, the members of which are John G. Hoffman (Chairman), J. Weldon Chitwood, and Javier F. Pico. These members are independent under applicable criteria established by NASDAQ. This Committee met formally on four occasions in 2017, and discussed compensation matters informally several times during the year. All Compensation Committee members attended all meetings of the Committee during 2017 either in person or by telephone.

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

Compensation Risk Assessment

We do not believe that our compensation programs encourage excessive risk taking. Risk mitigating factors of our compensation program and Board governance include:

●	A mix of short-term and long-term incentives designed to incentivize creation of long-term shareholder value;
●	Caps on awards under our bonus programs, along with the use of targeted performance goals designed to emphasize metrics that lead to long- term shareholder value creation; and

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 19, 2018, by (a) each stockholder who is known to us to own beneficially 5.0% or more of our outstanding common stock; (b) each of our directors; (c) our executive officers, and (d) all directors and executive officers as a group. This information is based on SEC reports or as otherwise known by us. Except as otherwise indicated, and except for shares subject to forfeiture, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 19, 2018. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 19, 2018 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Such options are assumed to be exercised for purposes of these calculations, even though such exercise prices are currently in excess of the closing price of our common stock of $1.11 as of April 19, 2018. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officer is c/o U.S. Energy Corp., 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246.

Title of Class	Name of Beneficial Owner	Position with Company	Beneficial Ownership		Percent of Class
	Directors and Executive Officers

Common	David A. Veltri	Chairman and Chief Executive Officer	77,870	(1)	*
Common	Ryan L. Smith	Chief Financial Officer	-	(2)	*
Common	J. Weldon Chitwood	Director	20,000		*
Common	John G. Hoffman	Director	20,000		*
Common	Javier F. Pico	Director	20,000		*
	Directors and executive officers as a group (5 people)		163,038		1.1%

	Stockholders in Excess of 5%

Common	APEG Energy II, L.P.	Shareholder	5,819,270	(3)	46.2%
Preferred	Mt. Emmons Mining Company 333 N. Central Avenue Phoenix, AZ 85004	Convertible Preferred Shareholder	793,349	(4)	5.9%**

* Less than one percent

**Assumes full conversion of shares

(1)	Mr. Veltri’s beneficial ownership consists of (i) ownership of 49,998 shares of our common stock, (ii) 5,555 shares underlying stock options that are presently exercisable, and (iii) the ability to exercise dispositive rights in his capacity as an ESOP Trustee over 22,317 shares currently owned by the ESOP.
(2)	Mr. Smith does not beneficially own any shares that are presently exercisable. This table does not include unvested options to purchase 100,000 shares of common stock Granted to Mr. Smith on November 11, 2017 at an exercise price of $1.16.
(3)	APEG Energy II, L.P. beneficial ownership based on information disclosed in the Form 3 filed with the Securities and Exchange Commission on January 29, 2018.
(4)	On February 11, 2016, Mt. Emmons Mining Company, a subsidiary of Freeport-McMoRan Inc., acquired 50,000 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) with an initial liquidation preference of $2,000,000 ($40.00 per share). The Preferred Stock accrues dividends at a rate of 12.25% per annum and such dividends are not payable in cash but are accrued and compounded quarterly in arrears and added to the initial liquidation preference. As of December 31, 2017, the adjusted liquidation preference was approximately $2.5 million. In no event will the aggregate number of shares of Common Stock issued upon conversion be greater than 793,349 shares. The Preferred Stock will generally not vote with the Company’s Common Stock on an as-converted basis on matters put before the Company’s shareholders.

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

The Audit Committee considers all relevant factors when determining whether to approve a proposed related party transaction, including (without limitation):

●	the size of the transaction and the amount of consideration that might be paid to a related person;
●	the nature of the interest of the applicable related person; and
●	whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties.

Implementation of the Policy

In determining whether to approve a proposed related party transaction, the Audit Committee must be reasonably satisfied that:

●	the transaction likely will significantly benefit all shareholders, even though it will provide a benefit to the related parties; and
●	goods or services of comparable quality either cannot be obtained from third parties in time to meet the Company’s needs, or can be obtained but at a significantly higher cost.

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

Director Independence

The Board is comprised of a majority of independent directors. Specifically, the Board has determined J. Weldon Chitwood, John G. Hoffman, and Javier F. Pico are independent under applicable NASDAQ rules. In addition, the Audit Committee, the Compensation Committee, and the Nominating Committee are each comprised solely of independent directors as required under the applicable requirements of NASDAQ and the SEC.

Item 14 - Principal Accounting Fees and Services

The Audit Committee approves the terms of engagement before we engage the audit firm for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services are provided pursuant to pre-approval policies and procedures established by the Audit Committee. These pre-approval policies and procedures are detailed as to the category of service and the Audit Committee is kept informed of each service provided. These policies and procedures, and the work performed pursuant thereto, do not include any delegation to management of the Audit Committee’s responsibilities under the Exchange Act.

Moss Adams LLP, charged the following fees related to our 2017 financial statements, all of which were approved by the Audit Committee:

	2017
	Amount	Percent

Audit fees(1)	$99,750	100%
Audit-related fees	-	N/A
Tax fees	-	N/A
All other fees	-	N/A
Total	$99,750

(1)	Includes fees for the 2017 audits of our annual financial statements and reviews of our quarterly financial information filed with the SEC.

Relationship with Independent Accountants

Effective November 16, 2017, Hein & Associates LLP (“Hein”), the independent registered public accounting firm for the Company, combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company.

Moss Adams audited our financial statements for the year ended December 31, 2017. Hein, which combined with Moss Adams, audited our financial statements for the years ended December 31, 2016 and 2015. A representative will be present at the Annual Meeting in person or by telephone to respond to appropriate questions and will be provided the opportunity to make a statement at the meeting. There have been no disagreements between the Company and Moss Adams LLP concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which were not resolved to the satisfaction of that firm.

The audit reports of Hein on the Company’s financial statements for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except, the audit report of Hein on the Company’s financial statements for the year ended December 31, 2016 contained an explanatory paragraph indicating that there was substantial doubt about the ability of the Company to continue as a going concern. The circumstances surrounding this disclosure were subsequently alleviated as described in the Company’s Form 10-Q for the quarter ended September 30, 2017.

During the two most recent fiscal years ended December 31, 2016 and through the subsequent interim period preceding Hein’s resignation, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the two most recent fiscal years ended December 31, 2016 and through the subsequent interim period preceding Hein’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K, except that for the year ended December 31, 2016, a material weakness existed in the Company’s internal control over financial reporting, as described in Item 9A to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017.

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

(b) Exhibits. The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K, were previously filed with the Original 10-K, or are hereby incorporated by reference:

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Restated Bylaws, dated as of April 27, 2017 (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed May 19, 2017)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)

10.1(e)**	APEG Energy II, L.P. – Fifth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2017)
10.1(f)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(g)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)
10.2**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)

10.3**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.4**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.5**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.6**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.6.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.7**	Amendment Assignment and Assumption Agreement (Anfield Resources and Uranium One) dated as of August 14, 2014
10.8(a)**†	Executive Employment Agreement – Keith G. Larsen (effective 4-20-12) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed January 17, 2012)
10.8(b)** †	Executive Employment Agreement – David Veltri (effective 10-23-15) (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed August 15, 2016)
10.8(c)**†	Agreement and Mutual Release of All Claims – Keith G. Larsen (effective 9-25-15) (incorporated by reference from Exhibit 10.8(b) to the Form 10-K/A filed April 29, 2016)
10.8(d)**†	Agreement and Mutual Release of All Claims – Steven D. Richmond (effective 12-31-15) (incorporated by reference from Exhibit 10.8(c) to the Form 10-K/A filed April 29, 2016)
10.8(e)**†	Agreement and Mutual Release of All Claims – Bryon G. Mowry (effective 12-31-15) (incorporated by reference from Exhibit 10.8(d) to the Form 10-K/A filed April 29, 2016)
10.8(f)**†	Form of Executive Severance and Non-Compete Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)
10.8(g)** †	Executive Employment Agreement – Ryan Smith (effective 5-18-17) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed May 32, 2017)
10.8(h)** †	Agreement and Release by and among U.S. Energy Corp., Stephen Conrad, Thomas Bandy, Jerry Danni, James Fraser, and Leo Heath dated October 18, 2017
10.8(i)**†	Form of Option Agreement between U.S. Energy Corp. and its directors
10.8(j)** †	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers
10.8(k)** †	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers
10.9**	Agreement for Purchase of Leasehold Interests in McKenzie and Williams Counties, North Dakota (Brigham Oil & Gas, L.P.) (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.10(a)**	Agreement for Purchase of Leasehold Interests in McKenzie County, North Dakota (Geo Resources, Inc.) (incorporated by reference from Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.10(b)**	Amendments (5) to Agreement for Purchase of Leasehold Interest in McKenzie County, North Dakota (Geo Resources, Inc.) (incorporated by reference from Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.11(a)**	Participation Agreement between Energy One, LLC and Contango/Crimson effective February18, 2011 for the Leona River Project (incorporated by reference from Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K filed March 12, 2014)
10.11(b)**	Participation Agreement between Energy One, LLC and Contango/Crimson effective April 1, 2011 for the Booth/Tortuga Project (incorporated by reference from Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K filed March 12, 2014)
10.12**	Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)

10.13**	Investor Rights Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)
10.14**	Securities Purchase Agreement dated as of December 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2016)
10.15**	Purchase and Sale Agreement, dated October 3, 2017, by and among U.S. Energy Corp., Energy One LLC and Statoil Oil and Gas LP (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017)
10.16**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.17**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)
14.0**	Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 30, 2004)
16.1**	Letter of Hein & Associates LLP, regarding change in independent registered public accounting firm (incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed November 17, 2017)
21.1**	Subsidiaries of Registrant (incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2014)
23.1#	Consent of Independent Registered Accounting Firm (Hein & Associates LLP)
23.2#	Consent of Independent Registered Accounting Firm (Moss Adams LLP)
23.3#	Consent of Reserve Engineer (Jane E. Trusty, PE)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2#	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.4*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1#	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2#	Certification under Rule 13a-14(b) of Chief Financial Officer
99.1#	Reserve Report (Jane E. Trusty, PE)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

** Previously filed.

† Exhibit constitutes a management contract or compensatory plan or agreement.

# Filed or furnished with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: April 25, 2018	By:	/s/ David A. Veltri
DAVID A. VELTRI,
Chief Executive Officer

