Form 10-Q
period 2018-03-31
US ENERGY CORP
filed 2018-05-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-6814

U.S. ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

950 S Cherry St, Unit 1515, Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

The registrant had 12,590,815 shares of its $0.01 par value common stock outstanding as of May 1, 2018.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$2,095	$3,277
Oil and gas sales receivable	1,078	687
Discontinued operations - assets of mining segment	114	114
Assets available for sale	-	653
Marketable securities	798	876
Transaction deposit	374	250
Other current assets	316	61

Total current assets	4,775	5,918

Oil and gas properties under full cost method:
Unevaluated properties	4,664	4,664
Evaluated properties	86,356	86,313
Less accumulated depreciation, depletion and amortization	(83,500)	(83,362)

Net oil and gas properties	7,520	7,615

Other assets:
Property and equipment, net	2,340	1,717
Other assets	62	66

Total other assets	2,402	1,783

Total assets	$14,697	$15,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Oil and gas payables	464	707
Related party payable	-	50
Accrued compensation and benefits	82	64
Liabilities from derivative contracts	107	161
Current portion of long-term debt	-	600

Total current liabilities	653	1,582

Noncurrent liabilities:

Asset retirement obligations	919	913
Revolving credit facility	937	937
Warrant liability	930	1,200
Other liabilities	28	22
Total noncurrent liabilities	2,814	3,072

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 100,000 shares, 50,000 shares of series A Convertible Preferred Stock as of 3/31/2018; liquidation preference of $2,606 as of 3/31/2018.	1	1
Common stock, $0.01 par value; unlimited shares authorized; 12,460,220 and 6,134,506 shares issued and outstanding as of 3/31/2018 and 12/31/2017, respectively	124	118
Additional paid-in capital	137,515	136,631
Accumulated deficit	(125,429)	(125,185)
Other comprehensive loss	(981)	(903)

Total shareholders’ equity	11,230	10,662

Total liabilities and shareholders’ equity	$14,697	$15,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In Thousands, Except Share and Per Share Amounts)

	2018	2017

Revenue:
Oil	$1,230	$1,240
Natural gas and liquids	325	507

Total revenue	1,555	1,747

Operating expenses:
Oil and gas operations:
Production costs	633	1,053
Depreciation, depletion and amortization	145	270
General and administrative:
Compensation and benefits, including directors and contract employees	783	176
Stock-based compensation	13	106
Professional fees, insurance and other	320	880

Total operating expenses	1,894	2,485

Operating loss	(339)	(738)

Other income (expense):
Realized loss on oil price risk derivatives	(179)	-
Unrealized gain on oil price risk derivatives	54	-
Rental and other loss	(14)	(216)
Warrant fair value adjustment	270	340
Interest expense	(36)	(125)
Other expense	-	(1)
Total other income (expense)	95	(2)

Net loss	(244)	(740)

Change in fair value of marketable equity securities, net of tax	(78)	(86)

Comprehensive loss	$(322)	$(826)
Loss applicable to common shareholders
Loss from operations	(244)	(740)
Accrued dividends related to Series A Convertible Preferred Stock	(79)	(69)
Loss applicable to common shareholders	(323)	(809)

Loss per share- basic & diluted
Total	$(0.03)	$(0.14)
Weighted average shares outstanding
Basic & diluted	12,148,527	5,834,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In Thousands)

	2018	2017

Cash flows from operating activities:
Net loss	$(244)	$(740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	178	304
Change in fair value of oil price risk derivative	(54)	-
Stock-based compensation and services	13	106
Warrant fair value adjustment	(270)	(340)
Other	8	28
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas sales receivable	(391)	(96)
Other assets	(5)	(140)
Transaction deposit	(374)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	(293)	533
Accrued compensation and benefits	19	12

Net cash used in operating activities	(1,413)	(333)

Cash flows from investing activities:
Capital expenditures	(46)	(21)

Net cash used in investing activities:	(46)	(21)

Cash flows from financing activities:
Payment on short-term debt	(600)	-
Proceeds from issuance of common stock, net	877	-

Net cash provided by financing activities	277	-

Net decrease in cash and equivalents	(1,182)	(354)

Cash and equivalents, beginning of period	3,277	2,518

Cash and equivalents, end of period	$2,095	$2,164

Non-cash investing and financing activities:
Unrealized loss on marketable securities	78	86

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K and 10K/A for the year ended December 31, 2017. Our financial condition as of March 31, 2018, and operating results for the three months ended March 31, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

Revenue recognition. In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and has expanded its financial statement disclosures in order to comply with the standard. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. We have determined the adoption of the standard will not have a material impact on our results of operations, cash flows, or financial position.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements, however, based on its current operating leases, it is not expected to have a material impact.

Statement of cash flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and it is not expected to have a material impact on its financial statements and related disclosures.

Business combinations. In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard on January 1, 2018 and it is not expected to have a material impact on its financial statements and related disclosures.

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

Financial instruments with characteristics of liabilities and equity.  On July 13, 2017, the FASB has issued a two-part Accounting Standards Update (AS), No. 2017-11, I. Accounting for Certain Financials Instruments with Down Round Features and II.  Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, cash flows and results of operations.

2. REVENUE RECOGNITION

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the series of related accounting standard updates that followed, on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not change the Company’s amount and timing of revenues.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

The Company’s oil is typically sold at delivery points under contracts terms that are common in our industry. The Company’s natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold.

The following table presents our disaggregated revenue by major source and geographic area for the three months ended March 31, 2018, and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Revenue (000’s):
North Dakota
Oil	$805	$934
Natural gas and liquids	90	57
Total	$895	$991

Texas
Oil	$425	$306
Natural gas and liquids	75	188
Total	$500	$494

Louisiana
Oil	$-	$-
Natural gas and liquids	160	262
Total	$160	$262

3. PROPERTIES AND EQUIPMENT

As of March 31, 2018, the Company did not have any assets available for sale as compared to $0.7 million of assets available for sale at December 31, 2017. The Company reclassified $0.7 million of “assets available for sale” on the consolidated balance sheet to “property and equipment, net” as of March 31, 2018. These assets are comprised of land parcels owned by the Company in Riverton, Wyoming. Management believes that it is not probable that the assets will be sold within the next 12 months and will continue to be held by the Company. The main drivers behind this belief are (1) the improved financial condition and liquidity position of the Company caused by the completion of Company initiatives and improved global commodity prices, and (2) the rural real estate market where the properties are located traditionally has unpredictable timelines in the completion of real estate transactions.

4. LIQUIDITY

As of March 31, 2018, the Company has working capital of $4.1 million and an accumulated deficit of $125.4 million. Additionally, the Company incurred a net loss of $0.2 million for the three months ended March 31, 2018.

As of March 31, 2018, the Company had cash and equivalents of $2.1 million. Management believes that overhead reductions combined with the reduction in the Company’s outstanding debt have poised the Company to survive in the current commodity price environment. Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities, and (3) evaluate various avenues to strengthen our balance sheet and improve our liquidity position. We expect to fund any near-term capital requirements and working capital needs from existing cash on hand. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

5. COMMODITY RISK DERIVATIVES

The Company’s wholly-owned subsidiary Energy One has entered into commodity price derivative contracts (“economic hedges”) with BP Energy, a third-party hedge counterparty. The derivative contracts are priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. The Company is a guarantor of Energy One’s obligations under the economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. The Company had a net liability from commodity risk derivatives of $0.1 million at March 31, 2018. Presented below is a summary of outstanding crude oil and natural gas swaps as of March 31, 2018.

	Position	Begin	End	Quantity (bbls/d)	Price

Crude oil price swaps	Bought	4/1/18	6/30/18	150	52.20
Crude oil call option	Bought	4/1/18	4/30/18	150	60.00

	Position	Begin	End	Quantity (mcf/d)	Price

Natural gas price swaps	Bought	4/1/18	12/31/18	500	3.01

Derivatives are recorded at fair value in the consolidated balance sheet. Changes in fair value are included in the “change in unrealized gain (loss) on oil price risk derivatives” in the consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company’s unrealized gains (losses) from derivatives amounted to $0.1 and $0.0 million, respectively. Derivative contract settlements are included in the “realized gain (loss) on oil price risk derivatives” in the consolidated statement of operations. For the three months ended March 31, 2018 and 2017, the Company’s realized gain (loss) from derivatives amounted to $(0.2) and $0.0 million, respectively. All derivative positions are carried at their fair value on the condensed consolidated balance sheet and are included in “Commodity price risk derivatives.” The following table summarizes the fair value of our open commodity derivatives as of March 31, 2018, and December 31, 2017 (in thousands). Please see Note 13 for further disclosure.

	March 31, 2018			December 31, 2017
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives – Current Assets	$126	$(126)	$-	$168	$(168)	$-
Fair value of oil and natural gas derivatives – Current Liabilities	(170)	63	(107)	(216)	55	(161)

6. OIL AND GAS PRODUCING ACTIVITIES

Ceiling Test and Impairment

The reserves used in the Company’s full cost ceiling test incorporate assumptions regarding pricing and discount rates in the determination of present value. In the calculation of the ceiling test as of March 31, 2018, the Company used a price of $50.27 per barrel for oil and $3.93 per MMbtu for natural gas (in each case adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis) to compute the future cash flows of the Company’s producing properties. These prices compare to $47.01 per barrel for oil and $2.98 per MMbtu for natural gas used in the calculation of the ceiling test as of December 31, 2017. The discount factor used was 10%.

For the three months ended March 31, 2018 and 2017, the Company recorded no impairment charges.

7. DEBT

On December 27, 2017, U.S. Energy Corp. received shareholder approval for the exchange agreement (“Exchange Agreement”) by and among the Company, the Company’s wholly owned subsidiary Energy One LLC and APEG Energy II, L.P., (“APEG”), an entity controlled by Angelus Private Equity Group, LLC pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG exchanged $4,463,380 of outstanding borrowings under the Company’s Credit Facility, for 5,819,270 new shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767 representing a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the Credit Facility held by APEG was paid in cash at the closing of the transaction. As of March 31, 2018, APEG holds approximately 47% of the outstanding Common Stock of U.S. Energy.

Energy One, a wholly-owned subsidiary of the Company, has a Credit Facility (the “Credit Facility”) with APEG Energy II, L.P. (“APEG”) which matures in July 2019. As of March 31, 2018, outstanding borrowings under the Credit Facility amounted to $0.9 million. Borrowings under the Credit Facility are secured by Energy One’s oil and gas producing properties. The interest rate on the Credit Facility is currently fixed at 8.75%.

Energy One is required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants do not permit (as the following terms are defined in the Fifth Amendment to the Credit Agreement) (i) Proved Developed Producing Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. Additionally, the Credit Agreement prohibits or limits Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. The Company is a guarantor of Energy One’s obligations under the Credit Agreement. As of March 31, 2018, the Company was in compliance with all Credit Facility covenants.

8. COMMITMENTS AND CONTINGENCIES

Commitments

Lessee Operating Leases. In August 2017, the Company entered into a lease agreement for office space in Denver, Colorado. The future minimum rental commitment under this sublease requires payments of $0.4 million

Year	Cash Commitment
2018	$52,819
2019	71,716
2020	73,125
2021	74,533
2022	75,941
2023	6,338

Contingencies

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company’s financial position or results of operations. As of March 31, 2018, the Company was not subject to any contingent liabilities that would have a material impact to the financials.

9. SHAREHOLDERS’ EQUITY

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

Common Stock

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the quarter ended March 31, 2018 we issued an aggregate of 640,163 shares of common stock through our continuous at-the-market offering program at an average price of $1.47 per share for total proceeds of approximately $0.9 million.

Warrants

On December 21, 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a net gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $2.05 per share, subject to adjustment, for a period of five years from closing. The total net proceeds received by the Company was approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $0.08 million being attributed to common stock. The warrants contain a dilutive issuance and other liability provisions which cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded as a liability and are accounted for at fair value with changes in fair value reported in earnings. As of March 31, 2018, the Company had a warrant liability of $0.9 million. As a result of common stock issuances made during the three months ended March 31, 2018, the warrant exercise price was reduced from $2.05 to $1.13 per share pursuant to the original warrant agreement.

Stock Options

From time to time, the Company grants stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the three months ended March 31, 2018 and 2017, total stock-based compensation expense related to stock options was $0.01 million and $0.1 million respectively. As of March 31, 2018, there was $0.08 million of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through November 2019. For the three months ended March 31, 2018, no stock options were granted, exercised, forfeited or expired. Presented below is information about stock options outstanding and exercisable as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	389,687	$8.05	389,687	$8.05

Stock options exercisable	279,687	$10.76	274,132	$10.79

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and exercisable at March 31, 2018:

Options Outstanding					Options Exercisable
Number	Exercise Price			Remaining	Number	Weighted
of	Range		Weighted	Contractual	of	Average
Shares	Low	High	Average	Term (years)	Shares	Exercise Price

56,786	$9.00	$9.00	$9.00	6.8	56,786	$9.00
49,504	12.48	12.48	12.48	5.3	49,504	12.48
98,396	13.92	17.10	15.01	1.6	98,396	15.01
15,001	22.62	30.24	24.03	5.3	15,001	24.03
60,000	0.72	0.72	0.72	9.4	60,000	0.72
110,000	1.16	1.16	1.16	9.6	-	-

389,687	$0.72	$30.24	$8.05	6.4	279,687	$10.76

As of March 31, 2018, 981,008 shares are available for future grants under the Company’s stock option plans.

10. INCOME TAXES

The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis for the three months ended March 31, 2018, and 2017, is 0% and 0%, respectively.

On December 27, 2017, as a result of a stock issuance (see Note 7) the gross deferred tax assets are subject to limitations under I.R.C. Section 382. The Company still maintains a gross deferred tax asset position that is subject to a valuation allowance.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2017, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of March 31, 2018. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the quarters ended March 31, 2018 and 2017, no adjustments were recognized for uncertain tax positions.

The Company does not expect to pay any federal or state income taxes for the fiscal year ended December 31, 2018.

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. For the three months ended March 31, 2018 and 2017, common stock equivalents excluded from the calculation of weighted average shares because they were antidilutive are as follows:

	2018	2017

Stock options	389,687	390,525
Unvested shares of restricted common stock	-	356,555

Total	389,687	747,080

12. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by the joint interest operators of the Company’s oil and gas properties. Approximately 84% of the Company’s proved developed oil and gas reserve value is associated with properties that are operated by three operators: Operator A: 62%, Operator B: 13% and Operator C: 9%.

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

Derivative Assets and Liabilities

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations.  We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. Accordingly, the Company has classified these instruments as Level 2.

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other liability provisions which cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a level 3 liability and are accounted for at fair value with changes in fair value reported in earnings.

The Company estimated the value of the warrants issued in connection with the closing of its registered direct offering on December 21, 2016 on March 31, 2017 to be $1,030,000, or $1.03 per warrant, using the Monte Carlo model with the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $1.28, average volatility rate of 90%, and a risk-free interest rate of 2.01%. The Company re-measured the warrants as of March 31, 2018, using the same Monte Carlo model, using the following assumptions: a term expiring June 21, 2022, exercise price of $1.13, stock price of $1.23, average volatility rate of 95%, and a risk-free interest rate of 2.5%. The “ratchet” anti-dilution provision in the warrants may result in the downward adjustment of the exercise price of the warrants. If the Company issues common stock, options or common stock equivalents at a price less than the exercise price of the warrants, subject to certain customary exceptions, the exercise price of the warrants is reduced to that lower price, however in no event will the exercise price be reduced below $.392 per share. As of March 31, 2018, the fair value of the warrants was $930,000, or $0.93 per warrant, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable equity securities:
Sutter Gold Mining Company	$-	$10	$-	$10	$-	$8	$-	$8
Anfield Resources, Inc.	788	-	-	788	868	-	-	868
Total	$788	$10	$-	$798	$868	$8	$-	$876

Commodity price risk derivatives	$-	$107	-	$107	-	$161	-	$161
Outstanding warrant liability	-		930	930	$-	-	1,200	1,200
Total	$-	$107	$930	$1,037		$161	$1,200	$1,361

The following table presents a reconciliation of changes in liabilities measured at Level 3 fair value on a recurring basis for the period ended March 31, 2018 and the year ended December 31, 2017.

	Liabilities
	Warrants
	(Level 3)	Net

Fair value, December 31, 2017	$1,200	$1,200

Total net losses included in:
Other comprehensive loss	-	-
Fair value adjustments included in net loss:
Net unrealized gain on warrant fair value adjustment	(270)	(270)
Fair value, March 31, 2018	$930	$930

14. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses. In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference. The Company undertakes no duty to update or revise any forward-looking statements.

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

Recent Developments

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell from time to time, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market offering program as defined in Rule 415 under the Securities Act of 1933, as amended. During the quarter ended March 31, 2018 we issued an aggregate 640,163 shares of common stock through our continuous at-the-market offering program at an average price of $1.47 per share for total proceeds of approximately $0.9 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 2 of our 2017 Annual Report on Form 10-K filed with the SEC on March 28, 2018.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2018 and 2017

During the three months ended March 31, 2018, we recorded a net loss of $0.2 million as compared to a net loss of $0.7 million for the three months ended March 31, 2017. In the following sections we discuss our revenue, operating expenses, non-operating income, and discontinued operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2018 and 2017 (dollars in thousands, except average sales prices):

			Change
	2018	2017	Amount	Percent

Revenue:
Oil	$1,230	$1,240	$(10)	-1%
Gas	325	507	(182)	-36%

Total	$1,555	$1,747	$(192)	-11%

Production quantities:
Oil (Bbls)	20,379	29,036	(8,657)	-30%
Gas (Mcfe)	102,205	125,095	(22,890)	-18%
BOE	37,413	49,885	(12,472)	-25%

Average sales prices:
Oil (Bbls)	$60.39	$42.69	$17.70	41%
Gas (Mcfe)	3.18	4.06	(0.88)	-22%
BOE	41.57	35.02	6.55	19%

The decrease in our oil and gas revenue of $0.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily attributable to the October 2017 asset divestiture which offset a 41% increase in in the average oil sales price received for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our gas sales of $0.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was due in part to the October 2017 asset divestiture and normal production declines.

For the three months ended March 31, 2018, we produced 37,413 BOE, or an average of 416 BOE per day, as compared to 49,885 BOE or 554 BOE per day during the comparable period in 2017. This reduction was mainly attributable to the October 2017 asset divestiture combined with normal production declines.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Production taxes and other expenses	$209	$353	$(144)	-41%
Lease operating expenses	424	700	(276)	-39%

Total	$633	$1,053	$(420)	-40%

For the three months ended March 31, 2018, production taxes and other expenses decreased by $0.1 million compared to the comparable period in 2017. This decrease in production taxes and other expenses was primarily attributable to the October 2017 asset divestiture. During the three months ended March 31, 2018, lease operating expenses decreased by $0.3 million when compared to the three months ended March 31, 2017. The decrease was primarily attributable to the October 2017 asset divestiture.

Depreciation, depletion and amortization. Our DD&A rate for the three months ended March 31, 2018 was $3.70 per BOE compared to $5.25 per BOE for the three months ended March 31, 2017. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the three months ended March 31, 2018 was the October 2017 asset divestiture and the corresponding reduction to the Company’s full cost pool.

Impairment of oil and gas properties. During the three months ended March 31, 2018 and 2017, we recorded no impairment charges related to our oil and gas properties due to the net capitalized costs being in excess of the full cost ceiling limitation. Presented below are the weighted average prices (in each case adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis) used to prepare our reserve estimates and to calculate our Full Cost Ceiling limitations for each of the last five calendar quarters:

	Average Price (1)
	Oil	Gas
	(Bbl)	(MMbtu)

First quarter of 2017	$42.09	$2.65
Second quarter of 2017	42.56	2.94
Third quarter of 2017	43.89	2.92
Fourth quarter of 2017	47.01	2.98
First quarter of 2018	50.27	3.93

(1)	Represents the trailing 12-month average for benchmark oil and gas prices ending in the last month of the calendar quarter shown.

Our quarterly reserve reports are prepared based on a trailing 12-month average for benchmark oil and gas prices.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Compensation and benefits, including directors	$783	$176	$607	349%
Stock-based compensation	13	106	(93)	-88%
Professional fees	234	880	(646)	-73%
Insurance, rent and other	86	101	(15)	-15%

Total	$1,116	$1,263	$(147)	-12%

General and administrative expenses were $1.1 million during the first quarter of 2018 as compared to $1.3 million during the first quarter of 2017. The decrease was primarily attributable to a $0.7 million reduction in professional fees due to the completion of Company transactions during 2017 offset by a $0.6 million increase in employee cash compensation.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended March 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Realized loss on oil price risk derivatives	$(179)	$-	$(179)	N/A
Unrealized gain on oil price risk derivatives	54	-	54	N/A
Rental and other income (expense), net	(14)	(28)	14	50%
Warrant revaluation gain	270	340	(70)	-21%
Interest expense	(36)	(125)	89	-71%
Employee Arbitration Settlement	-	(188)	188	N/A
Other expense	-	(1)	1	N/A

Total other income (expense)	$95	$(2)	$97	4,850%

During the three months ending March 31, 2018, the Company had a realized loss on oil price derivatives of $0.2 million. During the three months ending March 31, 2017, the Company had no outstanding crude derivative contacts outstanding. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the three months ending March 31, 2018, we realized a warrant revaluation gain of $0.3 million as compared to a gain of $0.3 million during the three months ending March 31, 2017. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense decreased by $0.1 million during the three months ended March 31, 2018 compared to the comparable period in 2017. The decrease was attributable to the reduction in the principle balance of our credit facility. The average interest rate increased to 8.40% for the three months ended March 31, 2018 in comparison to 7.39% for the three months ended March 31, 2017.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the three months ended March 31, 2018 and 2017:

	2018	2017

Loss from continuing operations (GAAP)	$(244)	$(740)
Depreciation, depletion and amortization	145	304
Unrealized gain on oil price risk derivatives	(54)	-
Stock-based compensation	13	106
Warrant fair value adjustment (gain) loss	(270)	(340)
Interest expense	36	125

Total	$(374)	$(545)

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of March 31, 2018 and December 31, 2017:

	2018	2017	Change

Cash and equivalents	$2,095	$3,277	$(1,182)
Working capital (1)	4,122	4,336	(214)
Total assets	14,697	15,316	(619)
Outstanding debt under Credit Facility	937	1,537	(600)
Borrowing base under Credit Facility	6,000	6,000	-
Total shareholders’ equity	11,230	10,662	568

Select Ratios

Current ratio (2)	7.3 to 1.0	3.7 to 1.0
Debt to equity ratio (3)	0.1 to 1.0	0.1 to 1.0

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.

(2)	The current ratio is computed by dividing total current assets by total current liabilities.

(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of March 31, 2018, we have working capital of $4.1 million compared to working capital of $4.3 million as of December 31, 2017, a decrease of $0.2 million. This decrease was primarily attributable to a $0.7 million reclassification on the Company’s Consolidated Balance Sheet of “Assets available for sale” to “Property and equipment, net” offset by a $0.4 million increase in “Oil and gas sales receivable” and $0.1 million reduction in “Liabilities from derivative contracts.”

Our sole source of debt financing is a revolving Credit Facility with APEG Energy II, LP. The borrowing base has been held constant at $6.0 million as of March 31, 2018 and December 31, 2017. Outstanding borrowings as of March 31, 2018 were $0.9 million with borrowing availability of $5.1 million as of March 31, 2018. As of March 31, 2018, we were in compliance will all financial covenants associated with the Credit Facility.

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell, from time to time, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market offering program. During the quarter ended March 31, 2018 we issued an aggregate 640,163 shares of common stock through our continuous at-the-market offering program at an average price of $1.47 per share for total proceeds of approximately $0.9 million.

As of March 31, 2018, we had cash and equivalents of $2.1 million, and we expect to maintain cash balances in this range for some time. We also expect potential investors and lenders will find our singular industry focus, combined with attractive producing properties and a low-cost overhead structure to be an attractive vehicle to partner with the Company. However, there can be no assurance that we will be able to complete future transactions on acceptable terms or at all.

If we have unanticipated needs for financing in 2018, alternatives that we will consider if necessary include selling or joint venturing an interest in some of our oil and gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations. Our capital expenditure plan and our ability to obtain sufficient funding to make anticipated capital expenditures and satisfy our financial obligations are subject to numerous risks and uncertainties, including those discussed in Risk Factors in our 2017 Annual Report on Form 10-K filed on March 28, 2018.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017	Change

Net cash provided by (used in):
Operating activities	$(1,413)	$(333)	$(1,080)
Investing activities	(46)	(21)	(25)
Financing activities	277	-	277

Operating Activities. Cash used in operating activities for the three months ended March 31, 2018 was $1.4 million as compared to cash used by operated activities $0.3 million for the comparable period in 2017. The increased cash use is attributed to an increase in general and administrative expenses along with diligence expenses associated with potential transactions.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2018 was $0.04 million as compared to $0.02 million for the comparable period in 2017. The primary use of cash in our investing activities for the three months ended March 31, 2018 was capital expenditures associated with operations.

Financing Activities. Cash generated by financing activities for the three months ended March 31, 2018 was $0.3 million as compared to no activity for the comparable period in 2017. The increase during the quarter ended March 31, 2018 was primarily attributable to $0.9 million in proceeds from the at-the-market offering program offset by a $0.6 million debt reduction payment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our quarter ended March 31, 2018, our Chief Executive Officer and Principal Financial Officer determined that our controls were not adequate due to a lack of segregation of duties caused by limited accounting staff and resources which has impacted our ability to prevent or detect material errors in the financial statements including the implementation of new accounting standards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, based on this material weakness, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, March 31, 2018 as it relates to the timely implementation of the Company’s review of key controls.

The Company plans on addressing this weakness by filling the consulting vacancy with professionals with experience in implementing a full review of key controls on an ongoing basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Restated Bylaws, dated as of April 27, 2017 (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed May 19, 2017)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)
10.1(e)**	APEG Energy II, L.P. – Fifth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2017)

10.1(f)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(g)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)
10.2**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.3**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.4**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.5**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.6**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.6.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.7**	Amendment Assignment and Assumption Agreement (Anfield Resources and Uranium One) dated as of August 14, 2014
10.8(a)**†	Executive Employment Agreement – Keith G. Larsen (effective 4-20-12) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed January 17, 2012)
10.8(b)** †	Executive Employment Agreement – David Veltri (effective 10-23-15) (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed August 15, 2016)
10.8(c)**†	Agreement and Mutual Release of All Claims – Keith G. Larsen (effective 9-25-15) (incorporated by reference from Exhibit 10.8(b) to the Form 10-K/A filed April 29, 2016)
10.8(d)**†	Agreement and Mutual Release of All Claims – Steven D. Richmond (effective 12-31-15) (incorporated by reference from Exhibit 10.8(c) to the Form 10-K/A filed April 29, 2016)
10.8(e)**†	Agreement and Mutual Release of All Claims – Bryon G. Mowry (effective 12-31-15) (incorporated by reference from Exhibit 10.8(d) to the Form 10-K/A filed April 29, 2016)
10.8(f)**†	Form of Executive Severance and Non-Compete Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)
10.8(g)** †	Executive Employment Agreement – Ryan Smith (effective 5-18-17) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed May 32, 2017)
10.8(h)** †	Agreement and Release by and among U.S. Energy Corp., Stephen Conrad, Thomas Bandy, Jerry Danni, James Fraser, and Leo Heath dated October 18, 2017 (incorporated by reference from Exhibit 10.8(h) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8(i)**†	Form of Option Agreement between U.S. Energy Corp. and its directors (incorporated by reference from Exhibit 10.8(i) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8(j)** †	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers (incorporated by reference from Exhibit 10.8(j) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8(k)** †	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers (incorporated by reference from Exhibit 10.8(k) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.9**	Agreement for Purchase of Leasehold Interests in McKenzie and Williams Counties, North Dakota (Brigham Oil & Gas, L.P.) (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.10(a)**	Agreement for Purchase of Leasehold Interests in McKenzie County, North Dakota (Geo Resources, Inc.) (incorporated by reference from Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.10(b)**	Amendments (5) to Agreement for Purchase of Leasehold Interest in McKenzie County, North Dakota (Geo Resources, Inc.) (incorporated by reference from Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K filed March14, 2012)
10.11(a)**	Participation Agreement between Energy One, LLC and Contango/Crimson effective February18, 2011 for the Leona River Project (incorporated by reference from Exhibit 10.10(a) to the Company’s Annual Report on Form 10-K filed March 12, 2014)
10.11(b)**	Participation Agreement between Energy One, LLC and Contango/Crimson effective April 1, 2011 for the Booth/Tortuga Project (incorporated by reference from Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K filed March 12, 2014)
10.12**	Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.13**	Investor Rights Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)

10.14**	Securities Purchase Agreement dated as of December 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2016)
10.15**	Purchase and Sale Agreement, dated October 3, 2017, by and among U.S. Energy Corp., Energy One LLC and Statoil Oil and Gas LP (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017)
10.16**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.17**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)
14.0**	Code of Ethics (incorporated by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K filed March 30, 2004)
16.1**	Letter of Hein & Associates LLP, regarding change in independent registered public accounting firm (incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed November 17, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2*♦	Certification under Rule 13a-14(b) of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

** Previously Filed

† Exhibit constitutes a management contract or compensatory plan or agreement.

♦ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: May 14, 2018	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer

U.S. ENERGY CORP. (Registrant)

Date: May 14, 2018	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer