Form 10-Q
period 2018-06-30
US ENERGY CORP
filed 2018-08-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

YES [  ] NO [X]

The registrant had 13,109,035 shares of its $0.01 par value common stock outstanding as of August 1, 2018.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,758	$3,277
Oil and gas sales receivable	742	687
Discontinued operations - assets of mining segment	114	114
Assets available for sale	-	653
Marketable securities	753	876
Transaction deposit	374	250
Other current assets	249	61

Total current assets	4,990	5,918

Oil and gas properties under full cost method:
Unevaluated properties	4,664	4,664
Evaluated properties	86,383	86,313
Less accumulated depreciation, depletion and amortization	(83,634)	(83,362)

Net oil and gas properties	7,413	7,615

Other assets:
Property and equipment, net	2,311	1,717
Other assets	58	66

Total other assets	2,369	1,783

Total assets	$14,772	$15,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Oil and gas payables	429	707
Related party payable	-	50
Accrued compensation and benefits	620	64
Commodity derivative contracts	24	161
Current portion of long-term debt	-	600

Total current liabilities	1,073	1,582

Noncurrent liabilities:

Asset retirement obligations	925	913
Revolving credit facility	937	937
Warrant liability	1,010	1,200
Other liabilities	27	22
Total noncurrent liabilities	2,899	3,072

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 100,000 shares, 50,000 shares of Series A Convertible Preferred Stock as of 6/30/2018; liquidation preference of $2,685 as of 6/30/2018 and $2,527 as of 12/31/2017.	1	1
Common stock, $0.01 par value; unlimited shares authorized; 13,058,491 and 11,820,057 shares issued and outstanding as of 6/30/2018 and 12/31/2017, respectively	131	118
Additional paid-in capital	138,174	136,631
Accumulated deficit	(127,506)	(126,088)

Total shareholders’ equity	10,800	10,662

Total liabilities and shareholders’ equity	14,772	15,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2018	2017	2018	2017

Revenue:
Oil	$1,292	$1,591	$2,522	$2,830
Natural gas and liquids	281	401	606	909

Total revenue	1,573	1,992	3,128	3,739

Operating expenses:
Oil and gas operations:
Lease operating expenses	462	536	886	1,236
Production taxes	200	267	409	620
Depreciation, depletion, amortization and accretion	140	202	285	473
General and administrative:
Compensation and benefits, including director and contract employees	542	178	1,325	354
Stock-based compensation	596	106	610	212
Professional services	335	571	569	1,350
Insurance, rent and other	141	136	227	237

Total operating expenses	2,416	1,996	4,311	4,482

Operating loss	(843)	(4)	(1,183)	(743)

Other income (expense):
(Loss) gain on commodity derivative contracts	(86)	411	(211)	411
Change in fair value of marketable securities	(123)	-	(123)	-
Gain on sale of assets	-	1	-	1
Rental and other expense, net	(20)	(131)	(36)	(347)
Warrant fair value adjustment	(80)	180	190	520
Interest expense	(24)	(121)	(59)	(246)
Other income	1	-	5	-

Total other (expense) income	(332)	340	(234)	339

(Loss) income from continuing operations	(1,175)	336	(1,417)	(404)

Net (loss) income	(1,175)	336	(1,417)	(404)

Change in fair value of marketable equity securities	-	(238)	-	(324)

Comprehensive (loss) profit	$(1,175)	$98	$(1,417)	$(728)

(Loss) profit applicable to common shareholders:
(Loss) profit	$(1,175)	$98	$(1,417)	$(728)
Accrued dividends related to Series A Convertible Preferred Stock	(81)	(71)	(158)	(140)

(Loss) profit applicable to common shareholders	$(1,256)	$27	$(1,575)	$(868)

(Loss) profit per share-
Basic and diluted:
Calculated on (loss) gain attributable to common shareholders	$(0.10)	$0.00	$(0.12)	$(0.15)

Total	$(0.10)	$0.00	$(0.12)	$(0.15)

Weighted average shares outstanding:
Basic	12,744,565	5,834,568	12,448,193	5,834,568
Diluted:	12,744,565	6,626,344	12,488,193	5,834,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In Thousands)

	2018	2017

Cash flows from operating activities:
Net loss	$(1,417)	$(404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	351	674
Change in fair value of commodity derivative contracts	(137)	(311)
Stock-based compensation and services	610	212
Warrant fair value adjustment	(190)	(520)
Change in fair value of marketable securities	123	-
Other	12	19
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas sales receivable	(55)	(79)
Other assets	(187)	(138)
Transaction deposit	(124)	-
Increase (decrease) in:
Oil and gas payables and related party payable	(328)	-
Accrued compensation and benefits	556	14

Net cash used in operating activities	(786)	(533)

Cash flows from investing activities:
Purchase of property and equipment	(7)	24
Capital expenditures	(70)	(22)

Net cash (used in) provided by investing activities:	(77)	2

Cash flows from financing activities:
Payment on short-term debt	(600)	-
Repurchase of employee shares to satisfy tax withholding	(206)	-
Proceeds from issuance of common stock, net	1,150	-

Net cash provided by financing activities	344	-

Net decrease in cash and equivalents	(519)	(531)

Cash and cash equivalents, beginning of period	3,277	2,518

Cash and cash equivalents, end of period	$2,758	$1,987

Non-cash investing and financing activities:	-	-

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K and 10K/A for the year ended December 31, 2017. Our financial condition as of June 30, 2018, and operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of both evaluated oil and gas properties as well as unevaluated properties; production and commodity price estimates used to record accrued oil and gas sales receivable; valuation of commodity derivative instruments; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary Energy One LLC (“Energy One”). All inter-company balances and transactions have been eliminated in consolidation.

Comprehensive Income (Loss)

Comprehensive income (loss) is used to refer to net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of shareholders’ equity instead of net income (loss). As of January 1, 2018 the company adopted ASU 2016-01 which requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair market value recognized in net income. Prior to January 1, 2018, the Company recorded all fair market value changes in marketable securities to shareholders’ equity. As of June 30, 2018, the Company recorded a loss in change in fair value of marketable securities of $0.1 million and $0.1 million for the three and six months ended, respectively.

Recent Accounting Pronouncements

Revenue recognition. In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and has expanded its financial statement disclosures in order to comply with the standard. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. We have determined the adoption of the standard did not have a material impact on our results of operations, cash flows, or financial position.

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

Statement of cash flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This guidance provides guidance of eight specific cash flow issues. This amendment is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard on January 1, 2018 and it does not have a material impact on its financial statements and related disclosures.

Business combinations. In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard on January 1, 2018 and it does not have a material impact on its financial statements and related disclosures.

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

2. REVENUE RECOGNITION

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the series of related accounting standard updates that followed, on January 1, 2018, using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not change the Company’s amount and timing of revenues. The Company reports revenues utilizing information provided by the operator of the property following the same guidance. Adoption of this guidance applied to all contracts at the date of initial application and all contracts reflect the non-operated nature of the Company’s existing operations.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of product (as disclosed below), when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and natural gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and gas sales receivable, net in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained.

The Company does not disclose the value of unsatisfied performance obligations as it applies the practical exemption in accordance with ASC 606 since the Company contracts are month to month and not in excess of one year. The exemption, as described in ASC 606-10-50-14(a), applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company’s oil is typically sold at delivery points under contract terms that are common in our industry. The Company’s natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold. There were no contract liabilities at the date of adoption or for the six months ended June 30, 2018.

The following table presents our disaggregated revenue by major source and geographic area for the six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue (000’s):
North Dakota
Oil	784	1,325	1,589	2,259
Natural gas and liquids	82	123	172	180
Total	866	1,448	1,761	2,439

Texas
Oil	508	266	933	571
Natural gas and liquids	54	78	129	267
Total	562	344	1,062	838

Louisiana
Oil	-	-	-	-
Natural gas and liquids	145	200	305	462
Total	145	200	305	462

Combined Total	1,573	1,992	3,128	3,739

3. PROPERTIES AND EQUIPMENT

As of June 30, 2018, the Company did not have any assets available for sale as compared to $0.7 million of assets available for sale at December 31, 2017. The Company reclassified $0.7 million of “assets available for sale” on the consolidated balance sheet to “property and equipment, net” as of June 30, 2018. These assets are comprised of land parcels owned by Energy One in Riverton, Wyoming. Management believes that it is not probable that the assets will be sold within the next 12 months and will continue to be held by the Company. The main drivers behind this belief are (1) the improved financial condition and liquidity position of the Company caused by the completion of Company initiatives and improved global commodity prices, and (2) the rural real estate market where the properties are located traditionally has unpredictable timelines in the completion of real estate transactions.

4. LIQUIDITY

As of June 30, 2018, the Company has working capital of $3.9 million and an accumulated deficit of $127.5 million. Additionally, the Company incurred a net loss of $1.2 million for the three months ended June 30, 2018, and $1.4 million for the six months ended June 30, 2018.

As of June 30, 2018, the Company had cash and cash equivalents of $2.8 million. Management believes that overhead reductions associated with the Company’s divested mining operations combined with the reduction in the Company’s outstanding debt have poised the Company to survive in the current commodity price environment. Our strategy is to continue to (1) maintain adequate liquidity and selectively participate in new drilling and completion activities, subject to economic and industry conditions, (2) pursue acquisition and disposition opportunities, (3) address the July 2019 maturity of our existing credit facility through either extending the maturity of the existing credit facility or entering into a new credit facility with a new lender, and (4) evaluate various avenues to strengthen our balance sheet and improve our liquidity position. We expect to fund any near-term capital requirements and working capital needs from existing cash on hand. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

5. COMMODITY RISK DERIVATIVES

The Company’s wholly-owned subsidiary Energy One has entered into commodity price derivative contracts (“economic hedges”) with BP Energy, a third-party hedge counterparty. The derivative contracts are priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. The Company is a guarantor of Energy One’s obligations under the economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. The Company had a net liability from commodity risk derivatives of $0.02 million at June 30, 2018 and $0.2 million at December 31, 2017. Presented below is a summary of outstanding crude oil and natural gas swaps as of June 30, 2018.

	Begin	End	Quantity (bbls/d)	Price

Crude oil price swaps	7/1/18	12/31/18	100	$68.50

	Begin	End	Quantity (mcf/d)	Price

Natural gas price swaps	7/1/18	12/31/18	500	$3.01

Derivatives are recorded at fair value in the consolidated balance sheets. Changes in fair value are included in the “(loss) gain on commodity derivative contracts” in the consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, the Company’s unrealized gains from derivatives amounted to $0.1 and $0.3 million, respectively. Derivative contract settlements are included in the “(loss) gain on commodity derivative contracts” in the consolidated statement of operations. For the six months ended June 30, 2018 and 2017, the Company’s realized (loss) gain from derivatives amounted to $(0.3) million and $0.1 million, respectively. All derivative positions are carried at their fair value on the condensed consolidated balance sheets and are included in “Commodity derivative contracts.” The following table summarizes the fair value of our open commodity derivatives as of June 30, 2018, and December 31, 2017 (in thousands). Please see Note 13 for further disclosure.

	June 30, 2018			December 31, 2017
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives – Current Assets	$25	$(25)	$-	$168	$(168)	$-

Fair value of oil and natural gas derivatives – Current Liabilities	(49)	25	(24)	(329)	168	(161)

6. OIL AND GAS PRODUCING ACTIVITIES

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

Ceiling Test and Impairment

The reserves used in the Company’s full cost ceiling test incorporate assumptions regarding pricing and discount rates in the determination of present value. In the calculation of the ceiling test as of June 30, 2018, the Company used a price of $53.86 per barrel of oil and $2.83 per MMbtu of natural gas (in each case adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis) to compute the future cash flows of the Company’s producing properties. These prices compare to $47.01 per barrel of oil and $2.98 per MMbtu of natural gas used in the calculation of the ceiling test as of December 31, 2017. The discount factor used was 10%.

For the three and six months ended June 30, 2018 and 2017, the Company recorded no impairment charges.

7. DEBT

On December 27, 2017, U.S. Energy Corp. received shareholder approval for the exchange agreement (“Exchange Agreement”) by and among the Company, the Company’s wholly owned subsidiary Energy One LLC and APEG Energy II, L.P., (“APEG”), an entity controlled by Angelus Private Equity Group, LLC pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG exchanged $4,463,380 of outstanding borrowings under the Company’s Credit Facility, for 5,819,270 new shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767 representing a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the Credit Facility held by APEG was paid in cash at the closing of the transaction. As of June 30, 2018, APEG holds approximately 45% of the outstanding Common Stock of U.S. Energy.

Energy One, a wholly-owned subsidiary of the Company, has a Credit Facility (the “Credit Facility”) with APEG Energy II, L.P. (“APEG”) which matures in July 2019. As of June 30, 2018, outstanding borrowings under the Credit Facility amounted to $0.9 million. Borrowings under the Credit Facility are secured by Energy One’s oil and gas producing properties. The interest rate on the Credit Facility is currently fixed at 8.75%.

Energy One is required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants do not permit (as the following terms are defined in the Fifth Amendment to the Credit Agreement) (i) Proved Developed Producing Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. Additionally, the Credit Agreement prohibits or limits Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. The Company is a guarantor of Energy One’s obligations under the Credit Agreement. As of June 30, 2018, the Company was in compliance with all Credit Facility covenants.

8. COMMITMENTS AND CONTINGENCIES

Commitments

Lessee Operating Leases. In August 2017, the Company entered into a lease agreement for office space in Denver, Colorado. The future minimum rental commitment under this sublease requires payments of $0.3 million.

Year	Cash Commitment
2018	$42,024
2019	72,852
2020	73,125
2021	74,533
2022	75,942
2023	6,338

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

Common Stock

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the three months ended June 30, 2018, we issued an aggregate of 290,694 of common stock through our continuous at-the-market offering program at an average price of $1.17 per share for total proceeds of approximately $0.3 million. Since the beginning of the program in January, 2018 we had issued, as of June 30, 2018, 930,857 shares of common stock through our continuous at-the-market offering program at an average price of $1.37 for total net proceeds after offering expenses of approximately $1.2 million.

Warrants

On December 21, 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a net gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $2.05 per share, subject to adjustment, for a period of five years from closing. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $0.08 million being attributed to common stock. The warrants contain a dilutive issuance and other liability provisions which cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded as a liability and are accounted for at fair value with changes in fair value reported in earnings. As of June 30, 2018, the Company had a warrant liability of $1.0 million. As a result of common stock issuances made during the six months ended June 30, 2018, the warrant exercise price was reduced from $2.05 to $1.13 per share pursuant to the original warrant agreement.

Stock Options

From time to time, the Company grants stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the six months ended June 30, 2018 and 2017, no stock options were granted, exercised, forfeited or expired. As of June 30, 2018, there was $0.1 million of unrecognized expense related to unvested stock options that were previously granted, which will be recognized as stock-based compensation expense through November 2019. Presented below is information about stock options outstanding and exercisable as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	389,687	$8.05	389,687	$8.05

Stock options exercisable	279,687	$10.76	274,132	$10.79

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and exercisable at June 30, 2018:

Options Outstanding					Options Exercisable
Number	Exercise Price			Remaining	Number	Weighted
of	Range		Weighted	Contractual	of	Average
Shares	Low	High	Average	Term (years)	Shares	Exercise Price

56,786	$9.00	$9.00	$9.00	6.5	56,786	$9.00
49,504	12.48	12.48	12.48	5.0	49,504	12.48
98,396	13.92	17.10	15.01	1.3	98,396	15.01
15,001	22.62	30.24	24.03	5.0	15,001	24.03
60,000	0.72	0.72	0.72	9.1	60,000	0.72
110,000	1.16	1.16	1.16	9.4	-	-

389,687	$0.72	$30.24	$8.05	6.2	279,687	$10.76

As of June 30, 2018, 666,467 shares are available for future grants under the Company’s stock option plans.

Common Stock Grants

In May 2018, the Company granted 485,168 shares of stock to Company employees and accordingly recorded $0.6 million in stock-based compensation expense. As the shares were immediately vested, the associated stock-based compensation expense was recorded immediately upon grant. For the six months ended June 30, 2018, total stock-based compensation expense related to common stock grants was $0.6 million. For the six months ended June 30, 2017, no stock-based compensation expenses was recorded. As of June 30, 2018, there was no unrecognized expense related to any previous common stock grants.

10. INCOME TAXES

The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis for the six months ended June 30, 2018, and 2017, is 0% and 0%, respectively.

On December 27, 2017, as a result of a stock issuance (see Note 7) the gross deferred tax assets are subject to limitations under I.R.C. Section 382. The Company still maintains a gross deferred tax asset position that is subject to a valuation allowance.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2017, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of June 30, 2018. We anticipate that we will continue to record a valuation allowance against our DTAs until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the quarters ended June 30, 2018 and 2017, no adjustments were recognized for uncertain tax positions.

The Company does not expect to pay any federal or state income taxes for the fiscal year ended December 31, 2018.

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. As the Company is in a net loss position; for the three and six months ended June 30, 2018 and 2017, common stock equivalents excluded from the calculation of weighted average shares because they were antidilutive are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017

Stock options	389,687	390,525	(1)	389,687	390,525	(1)
Unvested shares of restricted common stock	-	100,000		-	100,000
Outstanding warrants	1,000,000	1,000,000		1,000,000	1,000,000
Series A convertible preferred stock	793,349	792,037		793,349	767,823
Total	2,183,036	2,282,562		2,183,036	2,258,348

12. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by the joint interest operators of the Company’s oil and gas properties. Approximately 87% of the Company’s oil and gas revenue for the six months ended June 30, 2018 are associated with properties that are operated by four operators: Operator A: 47%, Operator B: 17%, Operator C: 14%, and Operator D: 10%. Approximately 81% of the Company’s oil and gas revenue for the six months ended June 30, 2017 are associated with properties that are operated by four operators: Operator A: 29%, Operator B: 11%, Operator C: 29%, and Operator D: 11%.

13. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following six categories:

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

Derivative Assets and Liabilities

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations and comprehensive loss. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. Accordingly, the Company has classified these instruments as Level 2.

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other liability provisions which cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a level 3 liability and are accounted for at fair value with changes in fair value reported in earnings.

The Company estimated the value of the warrants issued in connection with the closing of its registered direct offering on December 21, 2016 to be $1,030,000, or $1.03 per warrant, using the Monte Carlo model with the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $1.28, average volatility rate of 90%, and a risk-free interest rate of 2.01%. The Company re-measured the warrants as of June 30, 2018, using the same Monte Carlo model, using the following assumptions: a term expiring June 21, 2022, exercise price of $1.13, stock price of $1.32, average volatility rate of 95%, and a risk-free interest rate of 2.68%. The “ratchet” anti-dilution provision in the warrants may result in the downward adjustment of the exercise price of the warrants. If the Company issues common stock, options or common stock equivalents at a price less than the exercise price of the warrants, subject to certain customary exceptions, the exercise price of the warrants is reduced to that lower price, however in no event will the exercise price be reduced below $.392 per share. As of June 30, 2018, the fair value of the warrants was $1,010,000, or $1.01 per warrant, and was recorded as a liability on the accompanying consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

Other Financial Instruments

The carrying amount of cash and equivalents, oil and gas sales receivable, other current assets and liabilities approximate fair value because of the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable equity securities:
Sutter Gold Mining Company	$10	$-	$-	$10	$8	$-	$-	$8
Anfield Resources, Inc.	743	-	-	743	868	-	-	868
Total	$753	$-	$-	$753	$878	$-	$-	$876

Commodity price risk derivatives	$-	$24	-	$24	-	$161	-	$161
Outstanding warrant liability	-	-	1,010	1,010	$-	-	1,200	1,200
Total	$-	$24	$1,010	$1,034		$161	$1,200	$1,361

The following table presents a reconciliation of changes in liabilities measured at Level 3 fair value on a recurring basis for the period ended June 30, 2018 and the year ended December 31, 2017.

Liabilities
Warrants
(Level 3)	2018	2017

Fair value, as of December 31, 2017 and 2016	$1,200	$1,030

Total net losses included in:
Other comprehensive loss	-	-
Fair value adjustments included in net loss:
Net fair value adjustment	(190)	170
Fair value, June 30, 2018, and December 31, 2017	$1,010	$1,200

14. SUBSEQUENT EVENTS

On June 27, 2018 the Company filed a shelf registration statement on Form S-3 registering up to $100 million in securities as further described in the shelf registration statement.

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

We currently explore for and produce oil and gas through a non-operator business model; however, we may operate oil and gas properties for our own account and may expand our holdings or operations into other areas. As a non-operator, we rely on our operating partners to propose, permit and manage wells. Before a well is drilled, the operator is required to provide all oil and gas interest owners in the designated well the opportunity to participate in the drilling costs and revenues of the well on a pro-rata basis. After the well is completed, our operating partners also transport, market and account for all production. As discussed in Item 1. Organization and Operations, our long-term strategic focus is to develop operational capabilities through the pursuit of opportunities to acquire operated properties and/or operatorship of existing properties.

Recent Developments

None.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 2 of our 2017 Annual Report on Form 10-K filed with the SEC on March 28, 2018.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2018 and 2017

During the three months ended June 30, 2018, we recorded a net loss of $1.2 million as compared to net income of $0.3 million for the three months ended June 30, 2017. In the following sections we discuss our revenue, operating expenses, and non-operating income for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2018 and 2017 (dollars in thousands, except average sales prices):

			Change
	2018	2017	Amount	Percent

Revenue:
Oil	$1,292	$1,591	$(299)	-19%
Gas	281	401	(120)	-30%

Total	$1,573	$1,992	$(419)	-21%

Production quantities:
Oil (Bbls)	20,248	36,004	(15,756)	-44%
Gas (Mcfe)	94,882	134,187	(39,305)	-29%
BOE	36,061	58,369	(22,308)	-38%

Average sales prices:
Oil (Bbls)	$63.79	$44.18	$19.61	44%
Gas (Mcfe)	2.96	2.99	(0.03)	-1%
BOE	43.61	34.13	9.48	28%

The decrease in our oil and gas revenue of $0.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily attributable to the October 2017 asset divestiture which offset a 44% increase in the average oil sales price received for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in our gas sales of $0.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was due in part to the October 2017 asset divestiture and normal production declines.

For the three months ended June 30, 2018, we produced 36,061 BOE, or an average of 396 BOE per day, as compared to 58,369 BOE or 641 BOE per day during the comparable period in 2017. This reduction was mainly attributable to the October 2017 asset divestiture combined with normal production declines.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Production taxes	$200	$267	$(67)	-25%
Lease operating expenses	462	536	(74)	-14%

Total	$662	$803	$(141)	-18%
Per Boe	$18.36	$13.76	$4.60	33%

For the three months ended June 30, 2018, production taxes and other expenses decreased by $0.1 million compared to the comparable period in 2017. This decrease in production taxes and other expenses was primarily attributable to the October 2017 asset divestiture. During the three months ended June 30, 2018, lease operating expenses decreased by $0.1 million when compared to the three months ended June 30, 2017. The decrease was primarily attributable to the October 2017 asset divestiture. Total oil and gas production costs per BOE increased 33% for the three months ended June 30, 2018 to the comparable period in 2017. This increase was primarily attributed to increased workover activity on our properties.

Depreciation, depletion and amortization. Our DD&A rate for the three months ended June 30, 2018 was $3.70 per BOE compared to $3.33 per BOE for the three months ended June 30, 2017. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The increase from comparable 2017 levels is primarily attributable a decrease in reserves as a result of our October 2017 divestiture combined with an increase in oil prices throughout the three months ended June 30, 2018.

Impairment of oil and gas properties. During the three months ended June 30, 2018 and 2017, we recorded no impairment charges related to our oil and gas properties due to the net capitalized costs being below the full cost ceiling limitation. Presented below are the weighted average prices (in each case adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis) used to prepare our reserve estimates and to calculate our full cost ceiling limitations for each of the last five calendar quarters:

	Average Price (1)
	Oil	Gas
	(Bbl)	(MMbtu)

Second quarter of 2017	42.56	2.94
Third quarter of 2017	43.89	2.92
Fourth quarter of 2017	47.01	2.98
First quarter of 2018	50.27	3.93
Second quarter of 2018	53.86	2.83

(1)	Represents the trailing 12-month average for benchmark oil and gas prices ending in the last month of the calendar quarter shown less Company differential.

Our quarterly reserve reports are prepared based on a trailing 12-month average for benchmark oil and gas prices.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Compensation and benefits, including directors	$542	$178	$364	204%
Stock-based compensation	596	106	490	462%
Professional fees	335	571	(236)	-41%
Insurance, rent and other	141	136	5	4%

Total	$1,614	$991	$623	63%

General and administrative expenses were $1.6 million during the second quarter of 2018 as compared to $1.0 million during the second quarter of 2017. The increase was primarily attributable to a $0.5 million increase in stock-based compensation expense combined with a $0.3 million increase in employee compensation and related expenses. The increase was partially offset by $0.2 million reduction in reduction in professional fees primarily due to litigation that has been resolved and the hiring of employees that have been historically employed on a contract basis.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

(Loss) gain on commodity derivative contracts	$(86)	$411	$(497)	-121%
Rental and other expense, net	(20)	(131)	111	-85%
Warrant fair value adjustment	(80)	180	(260)	-144%
Interest expense	(24)	(121)	97	-80%
Change in fair value of marketable securities	(123)	-	(123)	N/A
Total other income (expense)	$(333)	$339	$(672)	-198%

During the three months ending June 30, 2018, the Company had a realized loss on oil price derivatives of $0.2 million. During the three months ending June 30, 2018, the Company had an unrealized gain on oil derivative contracts outstanding of $0.1 million. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease and are recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the three months ending June 30, 2018, the Company had an unrealized loss on marketable securities of $0.1 million. Starting January 1, 2018, the Company recognizes the unrealized gain (loss) on marketable securities on the consolidated statement of operations and comprehensive loss under “change in fair value of marketable securities.” As of June 30, 2017, any unrealized gain (loss) on marketable securities was recorded on the consolidated balance sheet under “Other comprehensive loss.”

During the three months ending June 30, 2018, the Company realized a warrant revaluation loss of $0.1 million as compared to a gain of $0.2 million during the three months ending June 30, 2017. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense decreased by $0.1 million during the three months ended June 30, 2018 compared to the comparable period in 2017. The decrease was attributable to the reduction in the principle balance of our credit facility. The average interest rate was 8.75% for the three months ended June 30, 2018 and 7.23% for the three months ended June 30, 2017.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2018 and 2017

During the six months ended June 30, 2018, we recorded a net loss of $1.4 million as compared to net loss of $0.4 million for the six months ended June 30, 2017. In the following sections we discuss our revenue, operating expenses, and non-operating income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2018 and 2017 (dollars in thousands, except average sales prices):

			Change
	2018	2017	Amount	Percent

Revenue:
Oil	$2,522	$2,830	$(308)	-11%
Gas	606	909	(303)	-33%

Total	$3,128	$3,739	$(611)	-16%

Production quantities:
Oil (Bbls)	40,627	65,040	(24,413)	-38%
Gas (Mcfe)	197,086	259,282	(62,196)	-24%
BOE	73,474	108,253	(34,779)	-32%

Average sales prices:
Oil (Bbls)	$62.09	$43.51	$18.58	43%
Gas (Mcfe)	3.07	3.50	(0.43)	-12%
BOE	42.57	34.54	8.03	23%

The decrease in our oil and gas revenue of $0.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily attributable to the October 2017 asset divestiture which offset a 43% increase in the average oil sales price received for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in our gas sales of $0.3 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was due in part to the October 2017 asset divestiture and normal production declines.

For the six months ended June 30, 2018, we produced 73,474 BOE, or an average of 406 BOE per day, as compared to 108,253 BOE or 598 BOE per day during the comparable period in 2017. This reduction was mainly attributable to the October 2017 asset divestiture combined with normal production declines.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Production taxes	$409	$620	$(211)	-34%
Lease operating expenses	886	1,236	(350)	-28%

Total	$1,295	$1,856	$(561)	-30%
Per Boe	$17.63	$17.15	$0.48	3%

For the six months ended June 30, 2018, production taxes and other expenses decreased by $0.2 million compared to the comparable period in 2017. This decrease in production taxes and other expenses was primarily attributable to the October 2017 asset divestiture. During the six months ended June 30, 2018, lease operating expenses decreased by $0.4 million when compared to the six months ended June 30, 2017. The decrease was primarily attributable to the October 2017 asset divestiture. Total oil and gas production costs per BOE increased 3% for the six months ended June 30, 2018 to the comparable period in 2017. This increase was primarily attributed to increased workover activity on our properties.

Depreciation, depletion and amortization. Our DD&A rate for the six months ended June 30, 2018 was $3.70 per BOE compared to $4.21 per BOE for the six months ended June 30, 2017. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the six months ended June 30 2018 was the October 2017 asset divestiture and the corresponding reduction to the Company’s full cost pool.

Impairment of oil and gas properties. During the six months ended June 30, 2018 and 2017, we recorded no impairment charges related to our oil and gas properties due to the net capitalized costs being below the full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Compensation and benefits, including directors	$1,325	$354	$971	274%
Stock-based compensation	610	212	398	188%
Professional fees	569	1,350	(781)	-58%
Insurance, rent and other	227	237	(10)	-4%

Total	$2,731	$2,153	$578	27%

General and administrative expenses were $2.7 million during the first six months of 2018 as compared to $2.2 million during the first six months of 2017. The increase was primarily attributable to a $0.4 million increase in stock-based compensation expense combined with a $1.0 million increase in employee compensation and related expenses. The increase was partially offset by a $0.8 million reduction in professional fees primarily due to litigation that has been resolved and the hiring of employees that have been historically employed on a contract basis.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the six months ended June 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

(Loss) gain on commodity derivative contracts	$(211)	$411	$(622)	-151%
Rental and other expense, net	(36)	(347)	311	-90%
Warrant fair value adjustment	190	520	(330)	-63%
Interest expense	(59)	(246)	187	-76%
Change in fair value of marketable securities	(123)	-	(123)	N/A
Total other income (expense)	$(239)	$338	$(577)	-171%

During the six months ending June 30, 2018, the Company had a realized loss on oil price derivatives of $0.3 million. During the three months ending June 30, 2018, the Company had an unrealized gain on oil derivative contracts outstanding of $0.1 million. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease and are recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the six months ending June 30, 2018, the Company had an unrealized loss on marketable securities of $0.1 million. Starting January 1, 2018, the Company recognizes the unrealized gain (loss) on marketable securities on the consolidated statement of operations and comprehensive loss under “change in fair value of marketable securities.” As of June 30, 2017, any unrealized gain (loss) on marketable securities was recorded on the consolidated balance sheet under “Other comprehensive loss.”

During the six months ending June 30, 2018, we realized a warrant revaluation gain of $0.2 million as compared to a gain of $0.5 million during the six months ending June 30, 2017. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense decreased by $0.2 million during the six months ended June 30, 2018 compared to the comparable period in 2017. The decrease was attributable to the reduction in the principle balance of our credit facility. The average interest rate was 8.75% for the six months ended June 30, 2018 and 7.23% for the six months ended June 30, 2017.

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of June 30, 2018 and December 31, 2017:

	2018	2017	Change

Cash and equivalents	$2,758	$3,277	$(519)
Working capital (1)	3,917	4,336	(419)
Total assets	14,772	15,316	(544)
Outstanding debt under Credit Facility	937	1,537	(600)
Borrowing base under Credit Facility	6,000	6,000	-
Total shareholders’ equity	10,800	10,662	138

Select Ratios

Current ratio (2)	4.7 to 1.0	3.7 to 1.0
Debt to equity ratio (3)	0.1 to 1.0	0.1 to 1.0

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of June 30, 2018, we have working capital of $3.9 million compared to working capital of $4.3 million as of December 31, 2017, a decrease of $0.4 million.

Our sole source of debt financing is a revolving Credit Facility with APEG Energy II, LP. The borrowing base has been held constant at $6.0 million as of June 30, 2018 and December 31, 2017. Outstanding borrowings as of June 30, 2018 were $0.9 million with borrowing availability of $5.1 million as of June 30, 2018. As of June 30, 2018, we were in compliance will all financial covenants associated with the Credit Facility.

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the three months ended June 30, 2018, we issued an aggregate of 290,694 of common stock through our continuous at-the-market offering program at an average price of $1.17 per share for total proceeds of approximately $0.3 million. As of June 30, 2018, we had issued 930,857 shares of common stock through our continuous at-the-market offering program at an average price of $1.37 per share for total net proceeds after offering expenses of approximately $1.2 million.

As of June 30, 2018, we had cash and cash equivalents of $2.8 million, and we expect to maintain cash balances in this range for some time. We also expect potential investors and lenders will find our singular industry focus, combined with attractive producing properties and a low-cost overhead structure to be an attractive vehicle to partner with the Company. However, there can be no assurance that we will be able to complete future transactions on acceptable terms or at all.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	2018	2017	Change

Net cash provided by (used in):
Operating activities	$(786)	$(533)	$(253)
Investing activities	(77)	2	(79)
Financing activities	344	-	344

Operating Activities. Cash used in operating activities for the six months ended June 30, 2018 was $0.8 million as compared to cash used by operated activities $0.5 million for the comparable period in 2017. The increased cash use is primarily attributed to a $0.6 million increase in compensation and benefits for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Investing Activities. Cash provided by in investing activities for the six months ended June 30, 2018 was $0.1 million as compared to $0.002 million for the comparable period in 2017. The primary use of cash in our investing activities for the six months ended June 30, 2018 was funding capital expenditures.

Financing Activities. Cash generated by financing activities for the six months ended June 30, 2018 was $0.3 million as compared to nil for the comparable period in 2017. The increase during the six months ended June 30, 2018 was primarily attributable to $1.2 million in proceeds from the at-the-market offering program offset by a $0.6 million debt reduction payment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our quarter ended June 30, 2018, our Chief Executive Officer and Principal Financial Officer determined that our controls were not adequate due to a lack of segregation of duties caused by limited accounting staff and resources which has impacted our ability to prevent or detect material errors in the financial statements including the implementation of new accounting standards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, based on this material weakness, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, June 30, 2018 as it relates to the timely implementation of the Company’s review of key controls.

The Company plans on addressing this weakness by filling the consulting vacancy with professionals with experience in implementing a full review of key controls on an ongoing basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Restated Bylaws, dated as of April 27, 2017 (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed May 19, 2017)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)
10.1(e)**	APEG Energy II, L.P. – Fifth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2017)
10.1(f)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(g)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)

10.2**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed June 6, 2017)
10.16**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.17**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2*♦	Certification under Rule 13a-14(b) of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

U.S. ENERGY CORP. (Registrant)

Date: August 14, 2018	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer

U.S. ENERGY CORP. (Registrant)

Date: August 14, 2018	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer