Form 10-Q
period 2018-09-30
US ENERGY CORP
filed 2018-11-13
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES [  ] NO [X]

The registrant had 13,456,459 shares of its $0.01 par value common stock outstanding as of November 1, 2018.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,993	$3,277
Oil and gas sales receivable	927	687
Discontinued operations - assets of mining segment	-	114
Assets available for sale	-	653
Marketable securities	956	876
Transaction deposit	374	250
Other current assets	154	61

Total current assets	5,404	5,918

Oil and gas properties under full cost method:
Unevaluated properties	4,753	4,664
Evaluated properties	86,432	86,313
Less accumulated depreciation, depletion and amortization	(83,707)	(83,362)

Net oil and gas properties	7,478	7,615

Other assets:
Property and equipment, net	2,280	1,717
Other assets	80	66

Total other assets	2,360	1,783

Total assets	$15,242	$15,316

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’EQUITY
Current liabilities:
Accounts payable and accrued liabilities:
Oil and gas payables	390	707
Related party payable	-	50
Accrued compensation and benefits	401	64
Commodity derivative contracts	37	161
Credit Facility	937	600

Total current liabilities	1,765	1,582

Noncurrent liabilities:

Asset retirement obligations	932	913
Credit Facility	-	937
Warrant liability	722	1,200
Other liabilities	26	22
Total noncurrent liabilities	1,680	3,072

Commitments and contingencies (Note 8)
Preferred stock:
Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding as of September 30, 2018 and December 31, 2017; liquidation preference of $2,769 and $2,527 as of September 30, 2018 and December 31, 2017, respectively.	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 13,405,838 and 11,820,057 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	134	118
Additional paid-in capital	136,701	134,632
Accumulated deficit	(127,038)	(126,088)

Total shareholders’ equity	9,797	8,662

Total liabilities, preferred stock and shareholders’ equity	15,242	15,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2018	2017	2018	2017

Revenue:
Oil	$1,120	$1,311	$3,642	$4,141
Natural gas and liquids	102	227	708	1,135

Total revenue	1,222	1,538	4,350	5,276

Operating expenses:
Oil and gas operations:
Lease operating expenses	357	743	1,431	2,316
Production taxes	96	113	316	396
Depreciation, depletion, amortization and accretion	81	146	365	618
General and administrative:
Compensation and benefits, including director and contract employees	222	190	1,548	544
Stock-based compensation	13	77	623	289
Professional services	286	268	855	1,618
Insurance, rent and other	100	64	328	301

Total operating expenses	1,155	1,601	5,466	6,082

Operating income (loss)	67	(63)	(1,116)	(806)

Other income (expense):
(Loss) gain on commodity derivative contracts	(14)	(166)	(225)	246
Change in fair value of marketable securities	203	-	80	-
Gain on sale of assets	-	-	-	1
Rental and other (expense) income, net	(53)	53	(84)	(296)
Warrant fair value adjustment	288	(70)	478	450
Interest expense	(24)	(136)	(83)	(382)

Total other income (expense)	400	(319)	166	19

Net income (loss)	467	(382)	(950)	(787)

Change in fair value of marketable equity securities	-	(158)	-	(482)

Comprehensive income (loss)	$467	$(540)	$(950)	$(1,269)

Income (loss) applicable to common shareholders:
Income (loss)	$467	$(382)	$(950)	$(787)
Accrued dividends related to Series A Convertible Preferred Stock	(84)	(74)	(242)	(219)

Income (loss) applicable to common shareholders	$383	$(456)	$(1,192)	$(1,006)

Earnings (loss) per share:
Basic	$0.03	$(0.08)	$(0.09)	$(0.17)
Diluted	$0.03	$(0.08)	$(0.09)	$(0.17)

Weighted average shares outstanding:
Basic	13,234,709	5,834,568	12,697,206	5,834,568
Diluted	13,255,109	5,834,568	12,697,206	5,834,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands)

	2018	2017

Cash flows from operating activities:
Net loss	$(950)	$(787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	465	732
Change in fair value of commodity derivative contracts	(124)	(29)
Stock-based compensation and services	623	289
Warrant fair value adjustment	(478)	(450)
Change in fair value of marketable securities	(80)	-
Other	14	(189)
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and gas sales receivable	(240)	98
Other assets	(4)	(35)
Transaction deposit	(124)	-
Increase (decrease) in:
Oil and gas payables and related party payable	(367)	(335)
Accrued compensation and benefits	337	20

Net cash used in operating activities	(928)	(706)

Cash flows from investing activities:
Purchase of property and equipment	(9)	-
Proceeds from asset sale	-	23
Capital expenditures	(209)	(21)

Net cash (used in) provided by investing activities:	(218)	2

Cash flows from financing activities:
Payment on Credit Facility	(600)	-
Repurchase of employee shares to satisfy tax withholding	(204)	-
Proceeds from issuance of common stock, net	1,666	-

Net cash provided by financing activities	862	-

Net decrease in cash and equivalents	(284)	(704)

Cash and cash equivalents, beginning of period	3,277	2,518

Cash and cash equivalents, end of period	$2,993	$1,814

Supplemental cash flow information:
Cash paid for interest	$105	$320

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K and 10K/A for the year ended December 31, 2017. Our financial condition as of September 30, 2018, and operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2018.

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

Correction of Immaterial Errors

The accompanying December 31, 2017, restated condensed consolidated balance sheet includes a correction related to the classification and presentation of the Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock had been reported in stockholders’ equity from the date of issuance in February 2016. During the three months ended September 30, 2018, the Company determined that the Preferred Stock should not be included in stockholders’ equity, due to a redemption feature outside the control of the Company, whereby the holders may require redemption in the event of a change in control. The Company has corrected the presentation on the balance sheet to exclude the Preferred Stock from stockholders’ equity. The correction of the error reclassified $2.0 million from stockholders’ equity into temporary equity but had no effect on previously reported net income or earnings per share in any prior period.

Recently Adopted Accounting Pronouncements

Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. In March, April, May and December 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company follows the sales method of accounting for oil and natural gas production, which is generally consistent with the revenue recognition provision of the new standard. The Company has completed the process of evaluating the effect of the adoption and determined there were no changes required to our reported revenues as a result of the adoption. The majority of our revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on the standard is consistent with our revenue recognition policy under previous guidance. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach, and has expanded its financial statement disclosures in order to comply with the standard. The Company implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. We have determined the adoption of the standard did not have a material impact on our results of operations, cash flows, or financial position.

Financial Instruments. In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01 Financial Instruments, Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in the ASU 2016-01 require equity investments, other than those accounted for under the equity method or result in consolidation of an investee, to be measured at fair value with changes in fair value recognized in income. The amendment is effective for public business entities with fiscal years beginning after December 31, 2017. The Company adopted this standard on January 1, 2018, with a cumulative effect adjustment to retained earnings at December 31, 2017 of $903 thousand. The adjustment to retained earnings related to fair value changes of marketable securities that had been accumulated previously in other comprehensive loss. Prospectively, unrealized gains and losses on marketable securities are recorded in earnings under the caption in other income, changes in fair value of marketable securities. Prior period gains and losses are recorded in other comprehensive loss; therefore, current year periods are not comparable to periods in the prior year.

Recently Issued Accounting Pronouncements

Leases. In February 2016, the FASB issued ASU- No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The update does not apply to leases of mineral rights to explore for or use crude oil or natural gas. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements, however, based on its current operating leases and status as a non-operator, it is not expected to have a material impact on its condensed and consolidated balance sheet or statement of operations.

Financial instruments with characteristics of liabilities and equity. In July 2017, the FASB has issued a two-part ASU No. 2017-11, I. Accounting for Certain Financials Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect that adopting this guidance will have on its consolidated financial position, cash flows and results of operations.

Fair value measurement. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 Fair Value Measurement. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating the impact the new guidance will have on its condensed and consolidated financial statements and related disclosures.

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

The Company’s oil is typically sold at delivery points under contract terms that are common in our industry. The Company’s natural gas produced is delivered by the well operators to various purchasers at agreed upon delivery points under a limited number of contract types that are also common in our industry. However, under these contracts, the natural gas may be sold to a single purchaser or may be sold to separate purchasers. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators will remit payment to the Company for its share in the value of the oil and natural gas sold. There were no contract liabilities at the date of adoption or for the nine months ended September 30, 2018.

The following table presents our disaggregated revenue by major source and geographic area for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
North Dakota
Oil	$795	$1,091	$2,384	$3,350
Natural gas and liquids	65	111	240	290
Total	860	1,202	2,624	3,640

Texas
Oil	325	220	1,258	791
Natural gas and liquids	39	99	168	366
Total	364	319	1,426	1,157

Louisiana
Oil	-	-	-	-
Natural gas and liquids (1)	(2)	17	300	479
Total	(2)	17	300	479

Combined Total	$1,222	$1,538	$4,350	$5,276

(1)	Negative production attributable to a combination of an over-accrual in June 2018, which was reversed in July 2018 and maintenance-related downtime on a specific well in Louisiana.

3. ASSETS AVAILABLE FOR SALE

During the nine months ended September 30, 2018, the Company reclassified $0.7 million of assets reported as available for sale at December 31, 2017 to property and equipment, net. These assets are comprised of land parcels owned by Energy One in Riverton, Wyoming. The Company has determined that the assets do not meet all the criteria for classification as available for sale because, although the Company has a plan for disposing of the assets, it is not actively marketing them and does not consider it probable that the assets will be sold within the next 12 months.

4. LIQUIDITY

As of September 30, 2018, the Company had cash and cash equivalents of $3.0 million and working capital of $3.6 million. During the nine months ended September 30, 2018, the Company incurred a net loss of $1.0 million and used $0.9 million of cash in operating activities.

Our strategy is to continue to (1) maintain adequate liquidity  and selectively participate in new drilling and completion activities, subject to economic and industry conditions, (2) pursue accretive acquisition opportunities, and (3) address the July 2019 maturity of our existing credit facility through either extending the maturity of the existing credit facility or entering into a new credit facility with a new lender.  We expect to fund any near-term capital requirements and working capital needs from existing cash on hand. Because production from existing oil and natural gas wells declines over time, further reductions of capital expenditures used to drill and complete new oil and natural gas wells would likely result in lower levels of oil and natural gas production in the future.

5. COMMODITY RISK DERIVATIVES

The Company’s wholly-owned subsidiary Energy One has entered into commodity price derivative contracts (“economic hedges”) with BP Energy, a third-party hedge counterparty. The derivative contracts are priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. The Company is a guarantor of Energy One’s obligations under the economic hedges, which, are pari-passu to amounts borrowed under the Credit Facility and are secured by Energy One’s oil and gas properties. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add commodity price derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. The Company had a net liability from commodity risk derivatives of $37 thousand at September 30, 2018 and $161 thousand at December 31, 2017. Presented below is a summary of outstanding crude oil and natural gas swaps as of September 30, 2018.

	Begin	End	Quantity (bbls/d)	Price

Crude oil price swaps	10/1/18	12/31/18	100	$68.50

	Begin	End	Quantity (mcf/d)	Price

Natural gas price swaps	10/1/18	12/31/18	500	$3.01

Derivatives are recorded at fair value in the consolidated balance sheets. Changes in fair value are included in the “(loss) gain on commodity derivative contracts” in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2018 and 2017, the Company’s unrealized gains from derivatives amounted to $124 thousand and $29 thousand, respectively. Derivative contract settlements are included in the (loss) gain on commodity derivative contracts in the condensed consolidated statement of operations. For the nine months ended September 30, 2018 and 2017, the Company’s realized (loss) gain from derivatives amounted to $(349) thousand and $217 thousand, respectively. All derivative positions are carried at their fair value and included in Commodity derivative contracts on the condensed consolidated balance sheets. The following table summarizes the fair value of our open commodity derivatives as of September 30, 2018, and December 31, 2017 (in thousands). Please see Note 14 for further disclosure.

	September 30, 2018			December 31, 2017
Fair Value of Oil and Natural Gas Derivatives (in thousands)	Gross Amount	Amount Offset	As Presented	Gross Amount	Amount Offset	As Presented
Fair value of oil and natural gas derivatives – Current Assets	$4	$(4)	$-	$168	$(168)	$-

Fair value of oil and natural gas derivatives – Current Liabilities	(41)	4	(37)	(329)	168	(161)

6. OIL AND GAS PRODUCING ACTIVITIES

Divestitures

On October 3, 2017, the Company, Energy One and Statoil Oil and Gas LP (“Statoil”) entered into a purchase and sale agreement (the “Purchase Agreement”), pursuant to which the Company assigned, sold, and conveyed certain non-operated assets in the Williston Basin, North Dakota in consideration for the elimination of $4.0 million in outstanding liabilities to Statoil and payment by Statoil to the Company of $2.0 million in cash. U.S. Energy has historically accounted for the eliminated liabilities on the Company’s balance sheet under “Payable to major operator” and “Contingent ownership interests.” The Purchase Agreement was unanimously approved by the board of directors of the Company and closed on October 5, 2017, with an effective date of August 1, 2017.

Ceiling Test and Impairment

The reserves used in the Company’s full cost ceiling test incorporate assumptions regarding pricing and discount rates in the determination of present value. In the calculation of the ceiling test as of September 30, 2018, the Company used a price of $59.78 per barrel of oil and $2.83 per MMbtu of natural gas (in each case adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis) to compute the future cash flows of the Company’s producing properties. These prices compare to $47.01 per barrel of oil and $2.98 per MMbtu of natural gas used in the calculation of the ceiling test as of December 31, 2017. The discount factor used was 10%.

For the three and nine months ended September 30, 2018 and 2017, the Company recorded no impairment charges.

7. DEBT

On December 27, 2017, the Company received shareholder approval for the exchange agreement (“Exchange Agreement”) by and among the Company, Energy One and APEG Energy II, L.P., (“APEG”), an entity controlled by Angelus Private Equity Group, LLC pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG exchanged $4.5 million  of outstanding borrowings under the Company’s Credit Facility, for 5,819,270 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767 representing a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the Credit Facility held by APEG was paid in cash at the closing of the transaction. As of September 30, 2018, APEG holds approximately 43% of the outstanding Common Stock of U.S. Energy.

Energy One, a wholly-owned subsidiary of the Company, has a Credit Facility (the “Credit Facility”) with APEG which matures in July 2019. As of September 30, 2018, outstanding borrowings under the Credit Facility amounted to $937 thousand. Borrowings under the Credit Facility are secured by Energy One’s oil and gas producing properties. The interest rate on the Credit Facility is currently fixed at 8.75%.

Pursuant to the terms of the Credit Facility, Energy One is required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants do not permit (as the following terms are defined in the Fifth Amendment to the Credit Agreement) (i) Proved Developed Producing Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. Additionally, the Credit Facility prohibits or limits Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. The Company is a guarantor of Energy One’s obligations under the Credit Facility. As of September 30, 2018, the Company was in compliance with all Credit Facility covenants.

8. COMMITMENTS AND CONTINGENCIES

Commitments

Lessee Operating Leases. In August 2017, the Company entered into a lease agreement for office space in Denver, Colorado. The original term of the lease is 65 months; extending until January 2023. At September 30, 2018, the future minimum rental commitments of the lease were $319 thousand. The following table presents the future minimum rental commitments at September 30, 2018, by year (in thousands):

Year	Amount
2018	$18
2019	72
2020	73
2021	74
2022	76
2023	6

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

On February 12, 2016, the Company issued 50,000 shares of newly designated Series A Convertible Preferred Stock (the Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan. (the “Series A Purchase Agreement”) The Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at $40 per share for an aggregate $2 million. The Preferred Stock liquidation preference, initially $2 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock may initially be converted into 13.33 shares of the Company’s $0.01 par value Common Stock (the “Conversion Rate”) for an aggregate of 666,667 shares. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At September 30, 2018, the aggregate number of shares of Common Stock issuable upon conversion is 793,349 shares, which is the maximum number of shares issuable upon conversion.

The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis. The Preferred Stock does not vote with the Company’s Common Stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Preferred Stock have the right to approve specified matters as set forth in the certificate of designations and have the right to require the Company to repurchase the Preferred Stock in connection with a change of control. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provides MEM rights to certain information and Board observer rights. MEM has agreed that it, along with its affiliates, will not acquire more than 16.86% of the Company’s issued and outstanding shares of Common Stock. In addition, MEM has the right to demand registration of the shares of Common Stock issuable upon conversion of the Preferred Stock under the Securities Act of 1933, as amended.

10. SHAREHOLDERS’ EQUITY

At-the-Market Offering

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the three months ended September 30, 2018, we issued 357,680 shares of common stock at an average price of $1.52 per share for total proceeds of approximately $0.5 million. Since the beginning of the program in January 2018 through September 30, 2018, we have issued 1,288,537 shares of common stock at an average price of $1.41 for total net proceeds after offering expenses of approximately $1.8 million, leaving $0.7 million available to be issued under the at-the-market offering program.

Warrants

On December 21, 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.05 per share for a period of five years from closing. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $80 thousand being attributed to common stock. The warrants contain a dilutive issuance and other liability provisions which cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded as a liability and are accounted for at fair value with changes in fair value reported in earnings. As of September 30, 2018, and December 31, 2017, the Company had a warrant liability of $722 thousand and $1.2 million, respectively. As a result of common stock issuances made during the nine months ended September 30, 2018, the warrant exercise price was reduced from $2.05 to $1.13  per share pursuant to the original warrant agreement.

Stock Options

From time to time, the Company grants stock options to directors, executive officers, employees and contractors of the Company under its Amended and Restated 2012 Equity and Performance Incentive Plan (the “2012 Plan”). Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For the nine months ended September 30, 2018 and 2017, no stock options were granted, exercised, forfeited and 69,225 options expired. As of September 30, 2018, there was $58 thousand of unrecognized expense related to unvested stock options that were previously granted, which will be recognized as stock-based compensation expense through November 2019. Presented below is information about stock options outstanding and exercisable as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	320,462	$6.52	389,687	$8.05

Stock options exercisable	210,462	$9.32	274,132	$10.79

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and exercisable at September 30, 2018:

Options Outstanding					Options Exercisable
	Exercise Price					Weighted
Number	Range			Remaining	Number	Average
of Shares	Low	High	Weighted Average	Contractual Term (years)	of Shares	Exercise Price

56,786	$9.00	$9.00	$9.00	6.3	56,786	$9.00
49,504	12.48	12.48	12.48	4.8	49,504	12.48
29,171	13.92	17.10	14.74	3.7	29,171	14.74
15,001	22.62	30.24	24.03	4.8	15,001	24.03
60,000	0.72	0.72	0.72	8.9	60,000	0.72
110,000	1.16	1.16	1.16	9.1	-	-

320,462	$0.72	$30.24	$6.52	7.2	210,462	$9.32

Common Stock Grants

In May 2018, the Company granted 485,168 unrestricted shares of stock to Company employees and accordingly recorded $596 thousand of stock-based compensation expense. For the nine months ended September 30, 2018 and 2017, total stock-based compensation expense related to stock grants was $623  thousand and $289  thousand, respectively. As of September 30, 2018, there was no unrecognized expense related to common stock grants.

11. INCOME TAXES

The Company has estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis for the nine months ended September 30, 2018, and 2017, is 0% and 0%, respectively.

On December 27, 2017, as a result of a stock issuance (see Note 7) the gross deferred tax assets are subject to limitations under I.R.C. Section 382. The Company still maintains a gross deferred tax asset position that is subject to a valuation allowance.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2017, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of September 30, 2018. We anticipate that we will continue to record a valuation allowance against our DTAs until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and nine-month periods ended September 30, 2018 and 2017, no adjustments were recognized for uncertain tax positions.

The Company does not expect to pay any federal or state income taxes for the fiscal year ended December 31, 2018.

12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is similarly computed, except that the denominator includes the effect, using the treasury stock method, of stock options, convertible preferred stock and warrants, if including such potential shares of common stock is dilutive.

The following table presents a reconciliation of the weighted-average diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Weighted average common shares outstanding-basic	13,234,709	5,834,568	12,697,206	5,834,568
Dilutive effect of:
Stock options	20,400	-	-	-
Weighted average common shares outstanding-diluted	13,255,109	5,834,568	12,967,206	5,834,568

We reported net losses for the three months ended September 30, 2017 and for the nine-month periods ended September 30, 2018 and 2017. As a result, our basic and diluted weighted average shares outstanding were the same for those periods because the effect of the common share equivalents was anti-dilutive.

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Weighted average common shares equivalents excluded from diluted earnings per share due to their anti-dilutive effect:
Stock options	300,062	390,525	320,462	390,525
Unvested shares of common stock	-	100,000	-	100,000
Outstanding warrants	1,000,000	1,000,000	1,000,000	1,000,000
Series A convertible preferred stock	793,349	792,037	793,349	767,823
Total	2,093,411	2,282,562	2,113,811	2,258,348

13. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by the joint interest operators of the Company’s oil and gas properties. For the nine months ended September 30, 2018 and 2017, approximately 80% and 73%, resprectively, of the Company’s oil and gas revenue are associated with properties that are operated by three operators.

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

Level 1 - Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange or the Toronto Stock Exchange.

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

The Company has processes and controls in place to attempt to ensure that fair value is reasonably estimated. The Company performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed, and any material exposures are evaluated through a management review process.

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

Marketable Equity Securities Valuation Methodologies

The fair value of marketable securities is based on quoted market prices obtained from the Toronto Stock Exchange. Accordingly, the Company has classified these instruments as Level 1.

Derivative Assets and Liabilities

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in other income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. Accordingly, the Company has classified these instruments as Level 2.

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other liability provisions which cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a level 3 liability and are accounted for at fair value with changes in fair value reported in earnings.

The Company estimated the value of the warrants issued in connection with the closing of its registered direct offering on December 21, 2016 to be $1,030,000, or $1.03 per warrant, using the Monte Carlo model with the following assumptions: a term expiring June 21, 2022, exercise price of $2.05, stock price of $1.28, average volatility rate of 90%, and a risk-free interest rate of 2.01%. The Company re-measured the warrants as of September 30, 2018, using the same Monte Carlo model, using the following assumptions: a term expiring June 21, 2022, exercise price of $1.13, stock price of $1.02, average volatility rate of 90%, and a risk-free interest rate of 2.90%. The “ratchet” anti-dilution provision in the warrants may result in the downward adjustment of the exercise price of the warrants. If the Company issues common stock, options or common stock equivalents at a price less than the exercise price of the warrants, subject to certain customary exceptions, the exercise price of the warrants is reduced to that lower price, however in no event will the exercise price be reduced below $0.392 per share. As of September 30, 2018, the fair value of the warrants was $722 thousand, or $0.72 per warrant, and was recorded as a liability on the accompanying condensed consolidated balance sheets. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

Other Financial Instruments

The carrying amount of cash and equivalents, oil and gas sales receivable, other current assets and liabilities approximate fair value because of the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Marketable equity securities:
Sutter Gold Mining Company	$5	$-	$-	$5	$8	$-	$-	$8
Anfield Resources, Inc.	951	-	-	951	868	-	-	868
Total	$956	$-	$-	$956	$876	$-	$-	$876

Commodity price risk derivatives	$-	$37	-	$37	-	$161	-	$161
Outstanding warrant liability	-	-	722	722	$-	-	1,200	1,200
Total	$-	$37	$722	$759		$161	$1,200	$1,361

The following table presents a reconciliation of changes in liabilities measured at Level 3 fair value on a recurring basis for the period ended September 30, 2018 and the year ended December 31, 2017.

Liabilities
Warrants
(Level 3)	2018	2017

Fair value, beginning of period	$1,200	$1,030

Total net losses included in:
Other comprehensive loss	-	-
Fair value adjustments included in net loss:
Net fair value adjustment	(478)	170
Fair value, end of period	$722	$1,200

15. SUBSEQUENT EVENTS

In October 2018, the Company paid $0.9 million for its 30% working interest share in the drilling costs of the J. Beeler No. 1 well in Zavala County, Texas. The Company funded its portion of the well with existing cash on hand. The J. Beeler No. 1 well was spud on October 24, 2018 and is the second well to be drilled within the Company’s South Texas acreage position covering Dimmit and Zavala Counties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q and other publicly available documents, including the documents incorporated herein and therein by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, “goal”, “project”, “strategy”, “future”, “likely”, “may”, “should”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures, current or future volatility in the credit markets and future credit markets, and future transactions. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, NGL and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses. In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference. The Company undertakes no duty to update or revise any forward-looking statements.

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

Recent Developments

In October 2018, the Company paid $0.9 million for its 30% working interest share in the drilling costs of the J. Beeler No. 1 well in Zavala County, Texas. The Company funded its portion of the well with existing cash on hand. The J. Beeler No. 1 well was spud on October 24, 2018 and is the second well to be drilled within the Company’s South Texas acreage position covering Dimmit and Zavala Counties.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity U.S. GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 2 of our 2017 Annual Report on Form 10-K filed with the SEC on March 28, 2018.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2018 and 2017

During the three months ended September 30, 2018, we recorded a net income of $467 thousand as compared to a net loss of $382 thousand for the three months ended September 30, 2017. In the following sections we discuss our revenue, operating expenses, and non-operating income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue. Presented below is a comparison of our oil and gas revenues, production quantities and average sales prices for the three months ended September 30, 2018 and 2017 (dollars in thousands, except average sales prices):

			Change
	2018	2017	Amount	Percent

Revenue:
Oil	$1,120	$1,311	$(191)	-15%
Gas	102	227	(125)	-55%

Total	$1,222	$1,538	$(316)	-21%

Production quantities:
Oil (Bbls)	16,194	30,000	(13,806)	-46%
Gas (Mcfe)	29,623	75,820	(46,197)	-61%
BOE	21,131	42,637	(21,506)	-50%

Average sales prices:
Oil (Bbls)	$69.16	$43.69	$25.46	58%
Gas (Mcfe)	3.45	$2.99	0.46	15%
BOE	57.84	$36.06	21.77	60%

The decrease in our oil revenue of $191 thousand for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily attributable to the October 2017 asset divestiture combined with normal production declines experienced from existing producing wells.  These factors offset a 58% increase in the average oil sales price received for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in our gas sales of $125 thousand for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily driven by maintenance-related downtime on a specific producing gas well located in Louisiana in which the Company holds a significant working interest combined with normal production declines experienced from existing producing wells. These factors offset a 15% increase in the average natural gas price received.

For the three months ended September 30, 2018, we produced 21,131 BOE, or an average of 230 BOE per day, as compared to 42,637 BOE or 463 BOE per day during the comparable period in 2017. This reduction was mainly attributable to the October 2017 asset divestiture, maintenance-related downtime on a specific gas producing well located in Louisiana, and normal production declines  from existing producing wells.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Production taxes	$96	$113	$(17)	-15%
Lease operating expenses	357	743	(386)	-52%

Total	$453	$856	$(403)	-47%
Per Boe	$21.44	$20.08	$1.36	7%

For the three months ended September 30, 2018, production taxes decreased by $17 thousand compared to the comparable period in 2017. This decrease in production taxes and other expenses was primarily attributable to the October 2017 asset divestiture combined with lower production volumes. During the three months ended September 30, 2018, lease operating expenses decreased by $386 thousand when compared to the three months ended September 30, 2017. The decrease was primarily attributable to the October 2017 asset divestiture. Total oil and gas production costs per BOE increased 7% for the three months ended September 30, 2018 to the comparable period in 2017. This increase was primarily attributed to lower production due to maintenance-related downtime on our gas well in Louisiana.

Depreciation, depletion and amortization. Our DD&A rate for the three months ended September 30, 2018 was $3.53 per BOE compared to $3.23 per BOE for the three months ended September 30, 2017. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The increase from comparable 2017 levels is primarily attributable to a decrease in reserves as a result of our October 2017 divestiture combined with an increase in oil prices throughout the three months ended September 30, 2018.

Impairment of oil and gas properties. During the three months ended September 30, 2018 and 2017, we recorded no impairment charges related to our oil and gas properties due to the net capitalized costs being below the full cost ceiling limitation. Presented below are the weighted average prices (in each case adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis) used to prepare our reserve estimates and to calculate our full cost ceiling limitations for each of the last five calendar quarters:

	Average Price (1)
	Oil	Gas
	(Bbl)	(MMbtu)

Third quarter of 2017	43.89	2.92
Fourth quarter of 2017	47.01	2.98
First quarter of 2018	50.27	3.93
Second quarter of 2018	53.86	2.83
Third quarter of 2018	59.78	2.83

(1)	Represents the trailing 12-month average for benchmark oil and gas prices ending in the last month of the calendar quarter shown less Company differential.

Our quarterly reserve reports are prepared based on a trailing 12-month average for benchmark oil and gas prices.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Compensation and benefits, including directors	$222	$190	$32	17%
Stock-based compensation	13	77	(64)	-83%
Professional fees	286	268	18	7%
Insurance, rent and other	100	64	36	56%

Total	$621	$599	$22	4%

General and administrative expenses were $621 thousand for the three months ended September 30, 2018 as compared to $599 thousand during the same period of 2017. The increase was primarily attributable to a $36 thousand increase in insurance, rent and other, an $18 thousand increase in professional fees associated with evaluation of prospective wells and an increase of $32 thousand in compensation expense. These were offset by a $64 thousand decrease in stock-based compensation expense.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

(Loss) gain on commodity derivative contracts	$(14)	$(166)	$152	-91%
Rental and other expense, net	(53)	53	(106)	-2%
Warrant fair value adjustment	288	(70)	358	511%
Interest expense	(24)	(136)	112	-82%
Change in fair value of marketable securities	203	-	203	100%
Total other income (expense)	$400	$(319)	$719	-225%

During the three months ending September 30, 2018, the Company had a loss on oil price derivatives of $14 thousand . During the three months ending September 30, 2017, the Company had a loss on oil derivative contracts outstanding of $166 thousand. Unrealized gains or losses result from changes in the fair value of the unsettled derivative contracts as commodity futures prices increase or decrease.

During the three months ending September 30, 2018, the Company had an unrealized gain on marketable securities of $203 thousand. On January 1, 2018, the Company adopted ASU 2016-01 requiring unrealized gains and losses on marketable securities to be recognized on the consolidated statement of operations. For the three months ended September 30, 2017, unrealized gain (loss) on marketable securities was recorded on the consolidated balance sheet as a component of equity under “Other comprehensive loss.”

During the three months ending September 30, 2018, the Company realized a warrant revaluation gain of $288 thousand as compared to a loss of $70 thousand during the three months ending September 30, 2017. The increase was attributable to a decrease in the warrant liability primarily as a result of a decline in the per share market value of the Company’s common stock. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense decreased by $112 thousand during the three months ended September 30, 2018 compared to the comparable period in 2017. The decrease was attributable to the reduction in the principle balance of our credit facility. The average interest rate was 8.75% for the three months ended September 30, 2018 and 2017.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2018 and 2017

During the nine months ended September 30, 2018, we recorded a net loss of $950 thousand as compared to net loss of $787 thousand for the nine months ended September 30, 2017. In the following sections we discuss our revenue, operating expenses, and non-operating income for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue. Presented below is a comparison of our oil and gas revenues, production quantities and average sales prices for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except average sales prices):

			Change
	2018	2017	Amount	Percent

Revenue:
Oil	$3,642	$4,141	$(499)	-12%
Gas	708	1,135	(427)	-38%

Total	$4,350	$5,276	$(926)	-18%

Production quantities:
Oil (Bbls)	56,820	95,039	(38,219)	-40%
Gas (Mcfe)	179,330	335,102	(155,772)	-46%
BOE	94,605	150,890	(56,285)	-37%

Average sales prices:
Oil (Bbls)	$64.10	$43.57	$20.53	47%
Gas (Mcfe)	$3.95	$3.39	$0.56	17%
BOE	$45.98	$34.97	$11.01	31%

The decrease in our oil revenue of $499 thousand for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily attributable to the October 2017 asset divestiture combined with normal production declines experienced from existing producing wells.  These factors offset a 47% increase in the average oil sales price received for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in our gas sales of $427 thousand for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily driven by maintenance-related downtime on a specific producing gas well located in Louisiana in which the Company holds a significant working interest combined with normal production declines experienced from existing producing wells. These factors offset a 17% increase in the average natural gas price received.

For the nine months ended September 30, 2018, we produced 94,605 BOE, or an average of 347 BOE per day, as compared to 150,890 BOE or 553 BOE per day during the comparable period in 2017. This reduction was mainly attributable to the October 2017 asset divestiture combined with normal production declines.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Production taxes	$316	$396	$(82)	-21%
Lease operating expenses	1,431	2,316	(883)	-38%

Total	$1,747	$2,712	$(965)	-36%
Per Boe	$18.47	$17.97	$0.50	3%

For the nine months ended September 30, 2018, production taxes decreased by $82 thousand compared to the comparable period in 2017. This decrease in production taxes and other expenses was primarily attributable to the October 2017 asset divestiture  combined with lower production volumes. During the nine months ended September 30, 2018, lease operating expenses decreased by $883 thousand when compared to the nine months ended September 30, 2017. The decrease was primarily attributable to the October 2017 asset divestiture combined with lower production volumes. Total oil and gas production costs per BOE increased 3% for the nine months ended September 30, 2018 to the comparable period in 2017. This increase was primarily attributed to increased workover activity on our properties.

Depreciation, depletion and amortization. Our DD&A rate for the nine months ended September 30, 2018 was $3.66 per BOE compared to $3.93 per BOE for the nine months ended September 30, 2017. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factor that resulted in a reduction in our DD&A rate for the nine months ended September 30, 2018 was the October 2017 asset divestiture and the corresponding reduction to the Company’s full cost pool.

Impairment of oil and gas properties. During the nine months ended September 30, 2018 and 2017, we recorded no impairment charges related to our oil and gas properties due to the net capitalized costs being below the full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Compensation and benefits, including directors	$1,548	$544	$1,004	185%
Stock-based compensation	623	289	334	116%
Professional fees	855	1,618	(763)	-47%
Insurance, rent and other	328	301	27	9%

Total	$3,354	$2,752	$602	22%

General and administrative expenses were $3.4 million during the first nine months of 2018 as compared to $2.8 million during the first nine months of 2017. The increase was primarily attributable to a $1.0 million increase in employee compensation and related expenses combined with a $334 thousand increase in stock-based compensation expense. The increase was partially offset by a $763 thousand reduction in professional fees primarily due to litigation that has been resolved and the hiring of employees that have been historically employed on a contract basis.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

(Loss) gain on commodity derivative contracts	$(225)	$246	$(471)	-191%
Gain on sale of assets	-	1	(1)	NA
Rental and other expense, net	(84)	(296)	212	72%
Warrant fair value adjustment	478	450	28	6%
Interest expense	(83)	(382)	299	78%
Change in fair value of marketable securities	80	-	80	NA
Total other income (expense)	$166	$19	$147	774%

During the nine months ending September 30, 2018, the Company had a loss on oil price derivatives of $225 thousand due to the increase in commodity prices. During the nine months ending September 30, 2017, the Company had a gain on oil derivative contracts outstanding of $246 thousand. Unrealized gains or losses result from changes in the fair value of the derivatives as commodity prices increase or decrease and are recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain. Similarly, unrealized gains are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized loss.

During the nine months ending September 30, 2018, the Company had an unrealized gain on marketable securities of $80 thousand. On January 1, 2018, the Company adopted ASU 2016-01, which requires the recognition of unrealized gains and losses on marketable securities on the consolidated statement of operations. As of September 30, 2017, unrealized gains and losses on marketable securities were recorded on the consolidated balance sheet as a component of stockholders’ equity under “Other comprehensive loss.”

During the nine months ending September 30, 2018, we realized a warrant revaluation gain of $478 thousand as compared to a gain of $450 thousand during the nine months ending September 30, 2017. Our warrant liability is accounted for using the mark-to-market accounting method whereby gains and losses from changes in the fair value of derivative instruments are recognized immediately into earnings. We will continue to revalue our outstanding warrants on a quarterly basis.

Interest expense decreased by $299 thousand during the nine months ended September 30, 2018 compared to the comparable period in 2017. The decrease was attributable to the reduction in the principle balance of our credit facility. The average interest rate was 8.75% for the nine months ended September 30, 2018 and 7.68% for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Change
		(restated)
Cash and equivalents	$2,993	$3,277	$(284)
Working capital (1)	3,639	4,336	(697)
Total assets	15,242	15,316	(74)
Outstanding debt under Credit Facility	937	1,537	(600)
Borrowing base under Credit Facility	6,000	6,000	-
Total shareholders’ equity	9,797	8,662	1,135

Select Ratios

Current ratio (2)	3.1 to 1.0	3.7 to 1.0
Debt to equity ratio (restated)(3)	0.1 to 1.0	0.2 to 1.0

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity. The ratio at December 31, 2017, has been restated for the reclassification of the Preferred Stock to temporary equity

As of September 30, 2018, we have working capital of $3.6 million compared to working capital of $4.3 million as of December 31, 2017, a decrease of $697 thousand.

Our sole source of debt financing is a revolving Credit Facility with APEG. The borrowing base has been held constant at $6.0 million as of September 30, 2018 and December 31, 2017. Outstanding borrowings as of September 30, 2018 were $0.9 million with borrowing availability of $5.1 million as of September 30, 2018. As of September 30, 2018, and December 31, 2017, we were in compliance will all financial covenants associated with the Credit Facility.

On January 5, 2018, we entered into a common stock sales agreement with a financial institution pursuant to which we may offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the three months ended September 30, 2018, we issued an aggregate of 357,680 of common stock at an average price of $1.52 per share for total proceeds of approximately $0.5 million. As of September 30, 2018, we had issued 1,288,537 shares of common stock at an average price of $1.41 per share for total net proceeds after offering expenses of approximately $1.8 million.

As of September 30, 2018, we had cash and cash equivalents of $3.0 million, and we expect to continue maintaining cash balances in this range. We expect potential investors and capital providers will find our singular industry focus, combined with our legacy portfolio of producing properties and low-cost overhead structure, to be a viable long-term strategy as the Company focuses on developing its existing asset base and executing on accretive transactions. However, there can be no assurance that we will be able to complete future transactions on acceptable terms or at all.

If we have unanticipated needs for financing in 2018 and 2019, alternatives that we will consider if necessary include selling or joint venturing an interest in some of our oil and gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations. Our capital expenditure plan and our ability to obtain sufficient funding to make anticipated capital expenditures and satisfy our financial obligations are subject to numerous risks and uncertainties, including those discussed in Risk Factors in our 2017 Annual Report on Form 10-K filed on March 28, 2018.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017	Change

Net cash provided by (used in):
Operating activities	$(928)	$(706)	$(222)
Investing activities	(218)	2	(220)
Financing activities	862	-	862

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2018 was $928 thousand as compared to cash used by operated activities of $706 thousand for the comparable period in 2017. The increase of cash used in operating activities is primarily attributed to a $926 thousand decrease in revenues as a result of production declines, which were partially offset by a reduction in operating expenses of $616 thousand.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2018 was $218 thousand as compared to cash provided of $2 thousand for the comparable period in 2017. The primary use of cash in our investing activities for the nine months ended September 30, 2018 was funding capital expenditures and evaluation of prospects.

Financing Activities. Cash generated by financing activities for the nine months ended September 30, 2018 was $862 thousand as compared to nil for the comparable period in 2017. The increase during the nine months ended September 30, 2018 was primarily attributable to $1.7 million in net proceeds from the at-the-market offering program offset by a $600 thousand debt reduction payment and $204 thousand expense to repurchase employee shares to fulfill income tax requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our quarter ended September 30, 2018, our Chief Executive Officer and Principal Financial Officer determined that our controls were not adequate due to a lack of segregation of duties caused by limited accounting staff and resources which has impacted our ability to prevent or detect material errors in the financial statements including the implementation of new accounting standards. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, based on this material weakness, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2018 as it relates to the timely implementation of the Company’s review of key controls.

The Company is addressing this weakness by increasing its accounting staff with professionals with experience in the industry and the requisite skill levels to address these weaknesses.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Restated Bylaws, dated as of April 27, 2017 (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-Q filed May 19, 2017)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)
10.1(e)**	APEG Energy II, L.P. – Fifth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2017)
10.1(f)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(g)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)

10.2*	Amended and Restated 2012 Equity and Performance Incentive Plan
10.3**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.4**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)
10.5*	Standard Office Lease, dated August 18, 2017, by and between U.S. Energy Corp. and 950 Cherry, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2*♦	Certification under Rule 13a-14(b) of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

U.S. ENERGY CORP. (Registrant)

Date: November 13, 2018	By:	/s/ David A. Veltri
DAVID A. VELTRI, Chief Executive Officer

U.S. ENERGY CORP. (Registrant)

Date: November 13, 2018	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer