Form 10-K
period 2018-12-31
US ENERGY CORP
filed 2019-09-16
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-6814

U.S. ENERGY CORP.

(Exact Name of Company as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 S. Cherry St., Suite 1515, Denver, Colorado	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	USEG	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ]

Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the NASDAQ Capital Market as of the last business day of the most recently completed second fiscal quarter, June 30, 2018, was $9,091,693.

The Registrant had 13,405,838 shares of its $0.01 par value common stock outstanding as of September 10, 2019.

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

Examples of forward-looking statements in this Annual Report include:

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;
●	potential drilling locations and available spacing units, and possible changes in spacing rules;
●	cash expected to be available for capital expenditures and to satisfy other obligations;
●	recovered volumes and values of oil and natural gas approximating third-party estimates;
●	anticipated changes in oil and natural gas production;
●	drilling and completion activities and opportunities in the Buda, Eagle Ford and other formations in South Texas, the Williston Basin in North Dakota and other areas;
●	timing of drilling additional wells and performing other exploration and development projects;
●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;
●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;
●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;
●	actual decline rates for producing wells in the Buda, Bakken/Three Forks, Eagle Ford and other formations;
●	future cash flows, expenses and borrowings;
●	pursuit of potential acquisition opportunities;
●	our expected financial position;
●	our expected future overhead reductions;
●	our ability to become an operator of oil and natural gas properties;
●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and
●	other plans and objectives for future operations.

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Results could differ materially from those anticipated in these statements as a result of numerous factors, including, among others:

●	our ability to obtain sufficient cash flow from operations, borrowing and/or other sources to fully develop our undeveloped acreage positions;
●	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs on our oil and natural gas assets;
●	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);
●	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;
●	future oil and natural gas production rates, and/or the ultimate recoverability of reserves, falling below estimates;
●	the ability to replace oil and natural gas reserves as they deplete from production;
●	environmental risks;
●	risks associated with our plan to develop additional operating capabilities, including the potential inability to recruit and retain personnel with the requisite skills and experience and liabilities we could assume or incur as an operator or to acquire operated properties or obtain operatorship of existing properties;
●	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

●	competition in leasing new acreage and for drilling programs with operating companies, resulting in less favorable terms or fewer opportunities being available;
●	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;
●	unanticipated weather events resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;
●	litigation involving our former officers and directors, shareholders and third parties; and
●	unanticipated down-hole mechanical problems, which could result in higher than expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof.

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

Glossary of Oil and Natural Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and in this report. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcfe. One billion cubic feet of natural gas equivalent. Natural gas equivalents are determined using the ratio of 6 Mcf of natural gas to 1 Bbl of oil, condensate or natural gas liquids.

BOE. A barrel of oil equivalent is determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or natural gas liquid.

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

Pay. The vertical thickness of an oil and natural gas producing zone. Pay can be measured as either gross pay, including non-productive zones or net pay, including only zones that appear to be productive based upon logs and test data.

PV-10. The pre-tax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission (“SEC”) guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

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

PART I

Item 1. Business.

Overview

U.S. Energy Corp. (“U.S. Energy”, the “Company”, “we” or “us”), is a Wyoming corporation organized in 1966. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our business activities are currently focused in South Texas and the Williston Basin in North Dakota.

We have historically explored for and produced oil and natural gas through a non-operator business model. As a non-operator, we rely on our operating partners to propose, permit, drill, complete and produce oil and natural gas wells. Before a well is drilled, the operator provides all oil and natural gas interest owners in the designated well the opportunity to participate in the drilling and completion costs and revenues of the well on a pro-rata basis. Our operating partners also produce, transport, market and account for all oil and natural gas production.

Office Location and Website

Our principal executive office is located at 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246. Our telephone number is (303) 993-3200.

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

Oil and Natural Gas Operations

We currently participate in oil and natural gas projects as a non-operating working interest owner through exploration and development agreements with various oil and natural gas exploration and production companies. Our working interest varies by project and may change over time based on the terms of our leases and operating agreements. These projects may result in numerous wells being drilled over the next three to five years depending on, among other things, commodity prices and the availability of capital resources required to fund the expenditures. We are also actively pursuing potential acquisitions of exploration, development and production-stage oil and natural gas properties or companies. Key attributes of our oil and natural gas properties include the following:

●	Estimated proved reserves of 874,260 BOE (86% oil and 14% natural gas) as of December 31, 2018, with a standardized measure value of $11.6 million.
●	As of December 31, 2018, our oil and natural gas leases covered 95,078 gross acres and 4,744 net acres.
●	126 gross (13.76 net) producing wells as of December 31, 2018.
●	336 BOE per day average net production for 2018.

PV-10 (defined in “Glossary of Oil and Natural Gas Terms”) is a non-GAAP measure that is widely used in the oil and natural gas industry and is considered by institutional investors and professional analysts when comparing companies. We believe that PV-10 is an important measure that can be used to evaluate the relative significance of our oil and natural gas properties in comparison with other companies. However, PV-10 data is not an alternative to the standardized measure of discounted future net cash flows, which is calculated under generally accepted accounting principles in the United States (“GAAP”) and includes the effects of income taxes. The following table reconciles the standardized measure of discounted future net cash flows to PV-10 as of December 31, 2018, 2017 and 2016:

	2018	2017	2016

Standardized measure of discounted net cash flows	$11,599	$9,253	$6,747
Plus discounted impact of future income tax expense	1,425	-	-

PV-10	$13,024	$9,253	$6,747

Additional information about our standardized measure and the changes during each of the last two years is included in Note 17-Unaudited Supplemental Oil and Natural Gas Information to our consolidated financial statements included in Item 8 of this report on Form 10-K.

Activities with Operating Partners

The Company owns working interests in a geographically and geologically diverse portfolio of oil-weighted prospects in varying stages of exploration and development. Prospect stages range from prospect origination, including geologic and geophysical mapping, to leasing, exploratory drilling and development. The Company participates in the prospect stages either for its own account or with prospective partners to enlarge its oil and natural gas lease ownership base.

Each of the operators of our principal prospects has a substantial technical staff. We believe that these arrangements currently allow us to deliver value to our shareholders without having to build the full staff of geologists, engineers and land personnel required to work on diverse projects involving horizontal drilling in North Dakota and South Texas. However, consistent with industry practice with smaller independent oil and natural gas companies, we also utilize specialized consultants with local expertise, as needed.

Presented below is a description of significant oil and natural gas projects with our key operating partners, which constitute the majority of our production and reserves. In addition to the below descriptions, the Company holds interests in non-operated wells with several operators, which constitute the remainder of our PV-10.

Williston Basin, North Dakota (Bakken and Three Forks Formations)

Zavanna, LLC. We have an interest in multiple wells with Zavanna, LLC (“Zavanna”) with an average working interest of approximately 16% and net revenue interests ranging from 2% to 31%. These properties operated by Zavanna currently comprise approximately 61% of the PV-10 related to our oil and natural gas reserves.

Texas (Gulf Coast)

Crimson Exploration Operating Inc. We have an interest in multiple wells with Crimson Exploration Operating Inc., which is the operator of the Leona River and Booth Tortuga prospects in which we currently hold a 29% working interest and a 22.2% net revenue interest. All of the leases are currently held by production and comprise approximately 5% of the PV-10 related to our oil and natural gas reserves.

Texas (South Texas)

CML Exploration, LLC. We have an interest in multiple producing wells with CML Exploration, LLC (“CML”) in Dimmit and Zavala Counties, Texas with an average working interest of approximately 16% and an average net revenue interest of approximately 12%. These properties operated by CML currently comprise approximately 22% of the PV-10 related to our oil and natural gas reserves.

Environmental Laws and Regulations

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

●	Require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
●	Limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
●	Impose substantial liabilities for pollution resulting from operations.

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

Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”). CERCLA and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. CERCLA authorizes the Environmental Protection Agency (“EPA”), and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.

Hazardous Substances and Waste. The Resource Conservation and Recovery Act (“RCRA”) is the principal federal statute governing the treatment, storage and disposal of hazardous and non-hazardous solid wastes. Analogous state laws also impose requirements associated with the management of such wastes. At present, RCRA includes a statutory and regulatory exemption that allows certain oil and natural gas exploration and production wastes to be classified and regulated as “non-hazardous.” A similar exemption is contained in many of the state counterparts to RCRA. Such exploration and production wastes could, however, be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. Recent regulation and litigation that has been brought against others in the industry under RCRA concern liability for earthquakes that were allegedly caused by injection of oil field wastes.

In the course of our operations, we and others generate petroleum hydrocarbon wastes, produced water and ordinary industrial wastes. While RCRA currently exempts certain drilling fluids, produced waters, and other wastes associated with exploration, development and production of crude oil and natural gas from regulation as hazardous wastes, allowing us to manage these wastes under RCRA’s less stringent non-hazardous waste requirements, we can provide no assurance that this exemption will be preserved in the future. For example, following the filing of a lawsuit by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulation for oil and natural gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the decree, the EPA was required to propose no later than March 15, 2019 a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. The EPA missed the March 15, 2019 deadline, however review may still be ongoing. If the EPA proposes a rulemaking for revised oil and natural gas waste regulation, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Repeal or modifications of this exemption by administrative, legislative or judicial process, or through changes in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose and would cause us, as well as our competitors, to incur significantly increased operating expenses.

Federal, state and local laws may also require us to remove or remediate wastes or hazardous substances that have been previously disposed or released into the environment. This can include removing or remediating wastes or hazardous substances disposed or released by us (or prior owners or operators) in accordance with then current laws, suspending or ceasing operations at contaminated areas, or performing remedial well plugging operations or response actions to reduce the risk of future contamination. Federal laws, including CERCLA, and analogous state laws impose joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered legally responsible for releases of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, persons who disposed or arranged for the disposal of hazardous substances at the site, and any person who accepted hazardous substances for transportation to the site. CERCLA and analogous state laws also authorize the EPA, state environmental agencies and, in some cases, third parties to take action to prevent or respond to threats to human health or the environment and/or seek recovery of the costs of such actions from responsible classes of persons.

The Underground Injection Control (“UIC”) Program authorized by the Safe Drinking Water Act prohibits any underground injection unless authorized by a permit. Permits for Class II UIC wells may be issued by the EPA or by a state regulatory agency if the EPA has delegated its UIC Program authority. Because some states have become concerned that the disposal of produced water could under certain circumstances contribute to seismicity, they have adopted or are considering adopting additional regulations governing such disposal.

The Endangered Species Act (“ESA”). The ESA seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of ESA. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether. Further, the ESA prohibits the taking of endangered or threatened species or their habitats. While some of our assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in material compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where we intend to operate could materially limit or delay our plans.

Air Emissions. The federal Clean Air Act (the “CAA”) and state air pollution laws and regulations provide a framework for national, state and local efforts to protect air quality. Applicable to our business and operations, the CAA regulates emissions, discharges and controls with respect to oil and natural gas production and natural gas processing operations. The CAA includes New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide, methane and volatile organic compounds (“VOCs”) from new and modified oil and natural gas production, processing and transmission sources as well as a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. Further, the CAA regulates the emissions from compressors, dehydrators, storage tanks and other production equipment as well as leak detection for natural gas processing plants. These rules have required a number of modifications to the operations of our third-party operating partners, including the installation of new equipment to control emissions from compressors. Compliance with applicable rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

We are subject to the CAA and comparable state laws and regulations. Among other things, these laws and regulations regulate emissions of air pollutants from various industrial sources, including compressor stations and production equipment, and impose various control, monitoring and reporting requirements. Permits and related compliance obligations under the CAA, each state’s development and promulgation of regulatory programs to comport with federal requirements, as well as changes to state implementation plans for controlling air emissions in regional non-attainment or near-non-attainment areas, may require oil and natural gas exploration and production operators to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies.

The CAA and comparable state laws regulate emissions of various air pollutants through air emissions, permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. For example, under the EPA’s NSPS and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulations, since January 1, 2015, owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented. In 2016, the EPA issued additional rules for the oil and natural gas industry to reduce emissions of methane, VOCs and other compounds. These rules apply to certain sources of air emissions that were constructed, reconstructed, or modified after September 18, 2015. Among other things, the new rules impose green completion requirements on new hydraulically fractured or re-fractured oil wells and leak detection and repair requirements at well sites. We do not expect that the currently applicable NSPS or NESHAP requirements will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permitting requirements or require us to use specific equipment or technologies to control emissions.

On December 17, 2014, the EPA proposed to revise and lower the existing 75 ppb National Ambient Air Quality Standard (“NAAQS”) for ozone under the CAA to a range within 65-70 ppb. On October 1, 2015, the EPA finalized a rule that lowered the standard to 70 ppb. This lowered ozone NAAQS could result in an expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas likely would be subject to more stringent emission controls, emission offset requirements for new sources, and increased permitting delays and costs. This could require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Clean Water Act. The federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), and analogous state laws, impose restrictions and controls on the discharge of produced waters and other pollutants into navigable waters. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and natural gas industry into certain regulated waters without an individual or general discharge permit issued by the EPA or an analogous state agency. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of the CWA require appropriate containment berms and similar structures to help prevent the contamination of waters of the United States in the event of a petroleum hydrocarbon tank spill, rupture or leak.

The reach and scope of the CWA, and the determination of what water bodies and land areas are regulated as waters of the U.S., is the subject of various rules adopted by EPA and the U.S. Army Corps of Engineers (which we refer to as the WOTUS Rules), and on-going federal court litigation arising out of the rules and recent amendments. The WOTUS Rules, litigation over the rules, and the associated regulatory uncertainty, could impact our operations by subjecting new land and waters to regulation and increase our cost of operations. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

Oil Pollution Act of 1990 (“OPA”). Federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA, and analogous state laws, contain numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. The OPA establishes strict liability for owners and operators of facilities that release oil into waters of the United States. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A ‘‘responsible party’’ under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the United States.

Safe Drinking Water Act (“SDWA”). The disposal of oil and natural gas wastes into underground injection wells are subject to the federal Safe Drinking Water Act, as amended, and analogous state laws. The SDWA’s Underground Injection Control Program establishes requirements for permitting, testing, monitoring, recordkeeping and reporting of injection well activities as well as a prohibition against the migration of fluid containing any contaminants into underground sources of drinking water. State programs may have analogous permitting and operational requirements. In response to concerns related to increased seismic activity in the vicinity of injection wells, regulators in some states are considering additional requirements related to seismic safety. For example, the Texas Railroad Commission (“RRC”) adopted new oil and natural gas permit rules in October 2014 for wells used to dispose of saltwater and other fluids resulting from the production of oil and natural gas in order to address these seismic activity concerns within the state. Among other things, the rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells, and allow the RRC to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position. In addition, any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for property damages and personal injury.

The Occupational Safety and Health Act (“OSHA”). OSHA and comparable state laws regulate the protection of the health and safety of employees. The federal Occupational Safety and Health Administration has established workplace safety standards that provide guidelines for maintaining a safe workplace in light of potential hazards, such as employee exposure to hazardous substances. OSHA also requires employee training and maintenance of records, and the OSHA hazard communication standard and EPA community right-to-know regulations under the Emergency Planning and Community Right-to-Know Act of 1986 require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Hydraulic Fracturing. Substantially all of the oil and natural gas production in which we have interests is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Over the years, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs, but where these operations occur on federal or tribal lands they are subject to regulation by the U.S. Department of the Interior, Bureau of Land Management (“BLM”). The EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal CAA governing performance standards, including standards for the capture of volatile organic compounds and methane emissions released during hydraulic fracturing; and finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. However, the BLM finalized a rule in December 2017 repealing its March 2015 hydraulic fracturing regulations. The repeal has been challenged in court and the final outcome is uncertain at this time.

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

While Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process, the prospect of additional federal legislation related to hydraulic fracturing appears remote at this time. In addition to federal legislative and regulatory actions, some states and local governments have considered imposing, or have adopted, various conditions and restrictions on hydraulic fracturing operations. This includes states where we have interests. Louisiana and Texas, for example, have adopted legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Moreover, some states and local governments have enacted laws or regulations limiting hydraulic fracturing within their borders or prohibiting the activity altogether. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of drilling in general and/or hydraulic fracturing in particular. Recently, several municipalities have passed or proposed zoning ordinances that ban or strictly regulate hydraulic fracturing within city boundaries, setting the stage for challenges by state regulators and third parties. Similar events and processes are playing out in several cities, counties, and townships across the United States. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct, operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and could even be prohibited from drilling and/or completing certain wells.

In May 2014, the EPA proposed rules under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing; however, to date, no further action has been taken on the proposal.

National Environmental Policy Act (“NEPA”). Oil and natural gas exploration, development and production activities on federal lands, including tribal lands and lands administered by the BLM, are subject to NEPA. NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities may need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Many of the activities of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process, however, the impact of the NEPA review process on our third-party operating partners is uncertain at this time and could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

Climate Change

The EPA has determined that greenhouse gases present an endangerment to public health and the environment and has issued regulations to restrict emissions of greenhouse gases under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources of greenhouse gas emissions (“GHG”). The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from a variety of sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions from completions and workovers from hydraulically fractured oil wells. In June 2016, the EPA published NSPS Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. However, in April 2017, the EPA announced that it would review this methane rule for new, modified and reconstructed sources and initiated reconsideration proceedings to potentially revise or rescind portions of the rule. In June 2017, the EPA also proposed a two-year stay of certain requirements of the methane rule pending the reconsideration proceedings. The stay, however, was vacated by the D.C. Circuit Court of Appeals in July 2019. Accordingly, the June 2016 rule remains in effect, but the EPA intends to propose new rules in the near term. Similarly, in November 2016, the BLM issued a final rule to reduce methane emissions by regulating venting, flaring, and leaks from oil and natural gas operations on federal and American Indian lands. California and New Mexico have challenged the rule in ongoing litigation. In addition, in April 2018, a coalition of states filed a lawsuit aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas section; that lawsuit is currently pending. These rules, should they remain in effect, or any other new methane emission standards imposed on the oil and natural gas sector, could result in increased costs to our operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. The potential increase in operating costs could include new or increased costs to (i) obtain permits, (ii) operate and maintain our equipment and facilities, (iii) install new emission controls on equipment and facilities, (iv) acquire allowances authorizing greenhouse gas emissions, (v) pay taxes related to greenhouse gas emissions and (vi) administer and manage a greenhouse gas emissions program. In addition to these federal actions, various state governments and/or regional agencies may consider enacting new legislation and/or promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources.

Currently, federal legislation related to the reduction of greenhouse gas emissions appears unlikely; however, many states have established greenhouse gas cap and trade programs, and others are considering carbon taxes or initiatives that promote the use of alternative fuels and renewable sources of energy. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce, which could in turn have the effect of lowering the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other extreme weather events. Such events could disrupt our operations or result in damage to our assets and have an adverse effect on our financial condition and results of operations.

Our third-party operating partners are required to report their GHG under these rules. Although we cannot predict the cost to comply with current and future rules and regulations at this point, compliance with applicable rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. The Paris Agreement, which went into effect in November 2016, could further drive regulation in the United States. However, in June 2017, the United States announced its withdrawal from the Paris Agreement, although the earliest possible effective date of withdrawal is November 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. The United States’ adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states, or at the federal level could adversely affect the oil and natural gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas.

Research and Development

No research and development expenditures have been incurred, either on the Company’s account or sponsored by a customer of the Company, during the past three fiscal years.

Insurance

The following summarizes the material aspects of the Company’s insurance coverage:

General

We have liability insurance coverage in amounts we deem sufficient for our business operations, consisting of property loss insurance on all major assets equal to the approximate replacement value of the assets and additional liability and control of well insurance for our oil and natural gas drilling programs. Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in curtailment of projected future operations.

Mt. Emmons Project

The Company was responsible for all costs to operate the water treatment plant at the Mt. Emmons Project until the disposition of this property in February 2016. We maintain $10 million of coverage for environmental impairment liability.

Employees

As of December 31, 2018, we had 3 total and full-time employees and we utilized several consultants on an as-needed basis.

Forward Plan

In 2019 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil producing assets.

Business Strategy

Key elements of our business strategy include:

●	Deploy our Capital in a Conservative and Strategic Manner and Review Opportunities to Bolster our Liquidity. In the current industry environment, maintaining liquidity is critical. Therefore, we will be highly selective in the projects we evaluate and will review opportunities to bolster our liquidity and financial position through various means.

●	Evaluate and Pursue Value-Enhancing Transactions. We will continuously evaluate strategic alternative opportunities that we believe will enhance shareholder value.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability. Significant factors that will impact oil prices in the current fiscal year and future periods include political and social developments in the Middle East, demand in Asian and European markets, and the extent to which members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations manage oil supply through export quotas. Additionally, natural gas prices continue to be under pressure due to concerns about excess supply of natural gas due to the high productivity of emerging shale plays in the United States. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since natural gas is a primary heating source.

While commodity prices generally improved during 2018, they have remained volatile over the past three years. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Development

We primarily engage in oil and natural gas exploration and production by participating, on a proportionate basis, alongside third-party interests in wells drilled and completed in spacing units that include our acreage. In addition, from time-to-time, we acquire working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in well proposals. We typically depend on drilling partners to propose, permit and initiate the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expected oil and natural gas prices, expertise of the operator, and completed well cost from each project, as well as other factors. Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us.

Competition

The oil and natural gas industry is extremely competitive, and we compete with numerous other oil and natural gas exploration and production companies. Some of these companies have substantially greater resources than we have. Not only do other companies explore for and produce oil and natural gas, many also engage in midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. Our competitors may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

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

Marketing and Customers

The market for oil and natural gas produced from our properties depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first-of-the-month index prices or on daily spot market prices. We rely on our operating partners to market and sell our production. Our operating partners include a concentrated list of exploration and production companies, from large publicly traded companies to small, privately held companies.

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

Regulation of Oil and Natural Gas Production

Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, North Dakota requires permits for drilling operations, drilling bonds and reports concerning operations and imposes other requirements relating to the exploration and production of oil and natural gas. Many states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (“FERC”) and the courts. We cannot predict when or whether any such proposals may become effective.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs. On December 17, 2015, the FERC established a new price index for the five-year period that commenced on July 1, 2016.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors that are similarly situated.

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

Mining Activities

As discussed in Note 7- Disposition of Mining Segment to the audited financial statements included in Item 8 of this annual report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this annual report on Form 10-K, in February 2016 we disposed of our Mt. Emmons Project located near Crested Butte, Colorado.

Litigation and Liquidity

APEG Energy II, L.P. (“APEG II”) and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with us and our former Chief Executive Officer, David Veltri, as described below. APEG II holds approximately 43% of our outstanding common stock and was our secured lender prior to the maturity of our credit facility with APEG II on July 30, 2019. The costs associated with the ongoing litigation have been a significant use of our existing cash. While we have historically funded all litigation costs out of operated cash flow, continued excessive legal fees associated with litigation could impair our liquidity profile and ability to fund significant drilling obligations.

APEG II Litigation

On February 14, 2019, our Board of Directors received a letter from APEG II urging us to work with APEG II and other shareholders to establish a seven-person, independent board of directors, establish a corporate business plan and reduce our corporate general and administrative expenses. APEG II is our largest shareholder, owning approximately 43% of our outstanding common stock, and, as of December 31, 2018, was the secured lender under our credit facility, and was owed approximately $936,000 in outstanding principal, which has been repaid in full as discussed below.

On February 25, 2019, APEG II provided an access termination notice to our bank under its collateral documents, and the bank confirmed to us that access to our collateral accounts was terminated. On February 26, 2019, APEG II provided account disposition instructions to our subsidiary’s bank instructing the bank to deliver to APEG II all of the funds held in the collateral accounts, which totaled approximately $1.8 million. The funds were wired by the bank to APEG II on March 1, 2019.

On March 1, 2019, David Veltri, our former Chief Executive Officer and President, filed a lawsuit against APEG II in the Company’s name (the “Texas Litigation”) by filing an Original Petition and Application for Temporary Restraining Order, Temporary Injunction, Permanent Injunction, and Appointment of Receiver, Case No. 2019-15528 (the “Action”), in the District Court of Harris County Texas, 190th Judicial District (the “State Court”), naming APEG II and its general partner as defendants. The State Court granted the motion for a temporary restraining order (“TRO”) and ordered APEG to return immediately the approximate $1.8 million in cash previously wired to APEG II.

On March 4, 2019, APEG II filed a Notice of Removal and an Emergency Motion to Stay or Modify State Court Temporary Restraining Order in the United States District Court for the Sothern District of Texas, Houston Division, Case No. 4:19-cv-00754 (the “Texas Federal Court”), in order to remove the Texas Litigation from the State Court to the Federal District Court and to stay or modify the TRO. Following a hearing on March 4, 2019, the Texas Federal Court vacated the TRO. On March 7, 2019, at the continued hearing on emergency motions, the Court ordered APEG to return our funds, less the outstanding balance due to APEG II under the credit facility of approximately $936,000, and we received back approximately $850,000.

On February 25, 2019, our Board held a meeting at which it voted to terminate for cause Mr. Veltri from his position as Chief Executive Officer and President as a result of using Company funds in excess of, and inconsistent with, certain authority granted by the Board and other reasons. Mr. Veltri, along with Mr. Hoffman, called into question whether or not such action was properly taken at the Board meeting. On March 8, 2019, our Audit Committee, represented by independent counsel retained by the Audit Committee as an official committee of our Board, intervened by filing an Emergency Motion of the Official Audit Committee of the Board of U.S. Energy Requesting Company Protections Necessary for Releasing Funds Pending Internal Investigation (the “AC Motion”). The AC Motion requested that the Texas Federal Court order that all of our funds, financial, and monetary matters be placed under the control of our Chief Financial Officer and that control of these functions be removed from our Chief Executive Officer, who the Audit Committee believed had been properly terminated by our Board on February 25, 2019.

On March 12, 2019, the Texas Federal Court granted the AC Motion and issued an additional Management Order, ordering that any disbursement made by us must be approved in writing by the Audit Committee in advance. Additionally, the Management Order stated that our Chief Financial Officer must be appointed as the sole signatory on all of our bank accounts.

Litigation with Former Chief Executive Officer

In connection with the above described litigation with APEG II, APEG II then initiated a second lawsuit on March 18, 2019 as a shareholder derivative action in Colorado against Mr. Veltri, our former Chief Executive Officer, Chairman of the Board, and President as a result of his refusal to recognize our Board’s decision to terminate him for cause on February 25, 2019 (the “Colorado Litigation”). We were named as a nominal defendant in the Colorado Litigation, Civil Action No. 1:19-cv-00801 before the United States District Court for the District of Colorado (the “Colorado Federal Court”).

The APEG II complaint in the Colorado Litigation alleged that Mr. Veltri’s employment was terminated by our Board of Directors and sought an injunction and temporary restraining order against Mr. Veltri to prevent him from continuing to act as our Chief Executive Officer, President and Chairman, which he claimed he was entitled to continue doing. Mr. Veltri currently remains a member of our Board of Directors.

Meanwhile, APEG II asserted claims against us directly in the Texas Litigation, while in roughly the same period, counsel for Mr. Veltri withdrew from the Texas Litigation, leaving us without counsel with respect to the claims asserted in the Company’s name and the APEG II claims asserted against the Company in the Texas Litigation. The Texas Federal Court ordered the Audit Committee to identify counsel to represent or act in the name of the Company in the Texas Litigation on or by April 30, 2019. On that date, the Audit Committee took over the control of the defense of the Company, prosecution of its claims against APEG II, and filed third-party claims on behalf of the Company against Mr. Veltri and John Hoffman, at the time a director of the Company, asserting that Mr. Veltri was responsible for any damages that APEG II claims, including attorneys’ fees, and that Mr. Veltri and Mr. Hoffman should be removed from our Board of Directors in accordance with the laws of the State of Wyoming, the state of our incorporation. On May 22, 2019, we and APEG II entered into a settlement agreement with Mr. Hoffman, pursuant to which Mr. Hoffman agreed to resign from the Board of Directors and committees thereof, and we agreed to pay up to $50,000 of his legal fees incurred. Further, we released Mr. Hoffman from any claims related to the Texas Litigation, APEG II released us from any claims that may have been caused by Mr. Hoffman, and Mr. Hoffman released us and two of our current directors from any and all claims he may have.

In the Colorado Litigation, the Colorado Federal Court entered an order on May 16, 2019 (the “Order”) granting interim preliminary injunctive relief to APEG II against Mr. Veltri, holding that Mr. Veltri, without authorization, continued to hold himself out to be, and continued to act as, as our President and Chief Executive Officer. Pursuant to the Order, Mr. Veltri was preliminarily enjoined from acting as, or holding himself out to be, our President and/or Chief Executive Officer, pending a trial on the merits. Ryan Smith, our Chief Financial Officer, was appointed temporary custodian of the Company with the charge to act as our Interim Chief Executive Officer.

On May 30, 2019, and following briefing by the parties to the Colorado Litigation, the Colorado Federal Court issued a subsequent order (the “Second Order”), appointing C. Randel Lewis as custodian of the Company pursuant to the Wyoming Business Corporation Act and to take over for Mr. Smith in acting as our Interim Chief Executive Officer and to serve on our Board of Directors as Chairman. As noted in the Second Order, two of the Company’s Board members had moved in the Board meeting on February 25, 2019 to terminate Mr. Veltri as President and Chief Executive Officer for cause by a vote of two to one. However, there was a dispute among the Board members as to whether the Board meeting was properly called and whether Mr. Veltri should have been allowed to vote on his own termination. The outcome of the vote on Mr. Veltri’s termination was in dispute as Mr. Veltri contended that he should have voted on his termination, and had he voted, Mr. Veltri would have voted against his own termination, thus creating a board deadlock preventing his termination. Specifically, Mr. Veltri contended the Board, which consisted of four members at that time, remained deadlocked on the issue, which prompted APEG II to file the above-mentioned suit against Mr. Veltri to have him removed as our President and Chief Executive Officer. The Second Order noted that the primary purpose of having Mr. Lewis serve as custodian was to resolve the aforementioned Board deadlock. Pursuant to the Second Order, Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the next annual meeting of our shareholders. Following such annual meeting, our directors are to vote on a new Chief Executive Officer to replace Mr. Lewis in that role, which tenure may last only so long as it takes the Colorado Federal Court to resolve the disputes in the Colorado Litigation, and Mr. Lewis will be discharged from serving as our custodian, Interim Chief Executive Officer and as a member of our Board.

Following the issuance of the Second Order, our Audit Committee, which had been continuing its investigation into Mr. Veltri’s actions while he served as President and Chief Executive Officer, engaged an independent accounting firm to conduct a forensic accounting of the Company’s books and records in an effort to determine whether certain of Mr. Veltri’s actions regarding his use of Company funds was appropriate and authorized. Following the completion of such investigation, the Audit Committee met on June 21, 2019 and voted unanimously to recommend to the Board to reaffirm its termination of Mr. Veltri for cause. The Board, which following the issuance of the Second Order was reconstituted with all five members as required by our bylaws and the Second Order, met on August 5, 2019 and received a report from the Audit Committee. Following such report, the Board approved and ratified the termination of Mr. Veltri as President and Chief Executive Officer for cause. For a summary of the investigation of the forensic accountants engaged by the Audit Committee, see “–Recent Developments—Audit Committee Investigation” below.

Both the Texas Litigation and the Colorado Litigation remain pending.

Recent Developments

Audit Committee Investigation

Following the termination of our former Chief Executive Officer, President and Chairman of the Board on February 25, 2019, our independent auditors, Plante & Moran PLLC, informed the Audit Committee that the auditors had found irregularities in the submission and payment of expense reports with respect to our former Chief Executive Officer. Our Audit Committee engaged independent legal counsel, which subsequently engaged an independent accounting firm to conduct a forensic accounting investigation of our expense reporting system in relation to issues raised by our auditors regarding potential financial improprieties related to expense reports, including examining expense reports and third-party expenditures made by or through our former Chief Executive Officer or his staff. The investigation was expanded into a forensic investigation of the integrity of our computer-based record- keeping after Mr. Veltri and Mr. Hoffman managed to reset the security codes to give them complete control of our books and records temporarily and exclude our other employees’, members of management’s, other officer’s and director’s ability to access those records during that period, which further raised concerns with respect to material weaknesses in our internal control over financial reporting. The scope of the forensic accounting investigation covered the period from January 1, 2017 through March 31, 2019. Our Audit Committee has taken certain steps in response to the forensic accounting investigation. See “Item 9A. Controls and Procedures—Changes in Control Over Financial Reporting—Management’s Remediation Plan.”

The forensic accounting investigation was completed on June 13, 2019 and resulted in the finding of a number of irregularities and reimbursements for personal expenses or expenses that were unrelated to furthering the Company’s business. An expense report was submitted in October 2018 that included $1,537.08 for the registration of a vehicle owned by an affiliated entity of Mr. Hoffman, as well as insurance premiums for the vehicle totaling $813. Mr. Hoffman repaid the Company in full for such amounts in connection with his resignation and settlement agreement with the Company in May 2019. It is possible that these payments by the Company on behalf of Mr. Hoffman could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, we have not made a determination as of the date hereof if such payments resulted in a violation of that provision. If, however, it is determined these payments violated the prohibitions of Section 402, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. We are unable to predict the extent of our ultimate liability with respect to these payments. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on our financial condition and operating results.

In addition, the investigation found that our former Chief Executive Officer, David Veltri, had expense reports that consistently lacked detailed receipts and descriptions of the business purpose of each expense. The expense reimbursements did not go through a review process or require Board approval or approval from any other employee, as we did not have in place any expense report policy or other process for pre-approving expenses prior to incurring such expense. Mr. Veltri was the sole signatory on our bank accounts and effectively had sole authority to approve his own expense reports when he provided reimbursement checks to himself and controlled all funds of the Company.

The forensic accounting investigation and our internal investigation also identified numerous expense items on Mr. Veltri’s expense reports that appeared to be personal in nature, or lacked adequate documentation showing that such expense was for legitimate business purposes. These expense items totaled at least $81,014, of which $32,194 was incurred during the year ended December 31, 2017, $34,203 was incurred during the year ended December 31, 2018 and $14,617 was incurred during 2019 prior to Mr. Veltri’s termination. We are reclassifying the entire $81,014 reimbursed to Mr. Veltri as additional compensation and taxable income.  In addition, we have accrued payroll taxes payable on the additional compensation, however we have not accrued penalties and interest that may be assessed because the amount of such penalties and interest cannot be reasonably determined.

The report also indicated that Mr. Veltri used the Company’s vendors for his own personal benefit. Mr. Veltri bypassed our accounts payable process by paying third-party vendors personally through expense reports and then approved his own expense reports, which limited the visibility of the payments and review by our accounting personnel. Mr. Veltri personally obtained reimbursements for several charges incurred by a consultant hired by the Company, which consultant potentially had a conflict of interest with the Company. The reimbursements totaled $2,710, and such reimbursements were highly unusual since the consultant included its expenses directly on its own invoices. The independent accounting firm conducting the forensic accounting investigation called into question other payments made to the consultant because of the vagueness of the work descriptions and project details provided by the consultant, and the independent accounting firm questioned Mr. Veltri’s judgment and the legitimacy of the services provided by the consultant for which the Company paid a total of $38,774. The forensic investigation revealed that Mr. Veltri may have made personal loans to the owners of the consulting firm, which indicates that a conflict of interest existed between Mr. Veltri’s personal interests and the Company’s best interests. The fees paid to the consultant were initially recorded as unevaluated prospect costs. At December 31, 2018, as a result of the Board deciding not to pursue the prospect, the costs were impaired and transferred into the full cost pool.

Mr. Veltri also incurred $47,156 in third-party professional fees in connection with a potential transaction with a company controlled by a former Board member, which transaction and related expenses in evaluating the potential transaction were not approved by the Board. The professional fees, when incurred, were treated as unevaluated prospect cost and included in unproved oil and gas properties. At December 31, 2018, the total amount of the fees was impaired and transferred to the full cost pool.

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed, and the Company is currently seeking a refund of such funds from the seller.  While we are pursuing collection of these funds, we have established an allowance for the entire $374,328 due from the seller at December 31, 2018 due to the uncertainty of collection of the deposit.

Nasdaq Continued Listing Requirements

On December 19, 2018, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). Consistent with the Rule, Nasdaq initially provided us with a compliance period of 180 calendar days, or until June 17, 2019, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On June 19, 2019, Nasdaq notified us that, although we have not regained compliance with the minimum $1.00 closing bid price per share requirement, Nasdaq has determined that we were eligible for an additional 180 calendar day period, or until December 16, 2019, to regain compliance with the minimum bid price requirement. The second 180-day period relates exclusively to the $1.00 closing bid price deficiency, and we may be delisted during the 180-day period for failure to maintain compliance with any other Nasdaq listing requirements for which we are currently on notice or which occurs during the 180-day period.

On April 17, 2019, we received a letter from the Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the notice, we were required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the Notice (by June 17, 2019). On May 21, 2019, we received another notice from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result the delay in filing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit our plan to meet Nasdaq’s continued listing requirements by May 23, 2019, which we complied with. Nasdaq granted us an exception to the Rule until September 16, 2019 to file this delinquent annual report on Form 10-K for the year ended December 31, 2018 and until October 14, 2019 to file our delinquent quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On August 16, 2019, Nasdaq again notified us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019. On September 3, 2019, we submitted to Nasdaq an update to our plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider.

On May 9, 2019, we received a letter from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5605(c)(2) for continued listing on Nasdaq as a result of our audit committee being comprised of fewer than three independent directors. It is the position of Audit Committee that it was comprised of three independent directors prior to May 9, 2019, and that any action taken to remove two of the member of the audit committee was invalid. Subsequent to May 9, 2019, Mr. Hoffman resigned from the Board and from the audit committee. On June 14, 2019, Nasdaq notified us that as a result of the appointment of Catherine Boggs to our Board of Directors and audit committee, Nasdaq determined that we were in compliance with Nasdaq Listing Rule 5605(c)(2).

Item 1A. Risk Factors.

The following risk factors should be carefully considered in evaluating the information in this annual report on Form 10-K.

Risks Involving Our Business

The development of oil and natural gas properties involves substantial risks that may result in a total loss of investment.

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

In addition, initial 24-hour or other limited-duration production rates announced regarding our oil and natural gas properties are not necessarily indicative of future production rates.

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

For the three years ended December 31, 2018, oil prices have ranged from highs over $75 per barrel in 2018 to lows below $30 per barrel in 2016. Global markets, in reaction to general economic conditions and perceived impacts of future global supply, have caused large fluctuations in price, and we believe significant future price swings are likely. Natural gas prices and NGL prices have experienced volatility of comparable magnitude over the same time period. Volatility in the prices we receive for our oil and natural gas production have and may continue to adversely affect many aspects of our business, including our financial condition, revenues, results of operations, cash flows, liquidity, reserves, rate of growth and the carrying value of our oil and natural gas properties, all of which depend primarily or in part upon those prices. The reduction in drilling activity will likely result in lower production and, together with lower realized oil prices, lower revenue and adjusted EBITDAX. Declines in the prices we receive for our oil and natural gas can also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices can reduce the amount of oil and natural gas that we can produce economically and the estimated future cash flow from that production and, as a result, adversely affect the quantity and present value of our proved reserves. Among other things, a reduction in the amount or present value of our reserves can limit the capital available to us, and the availability of other sources of capital likely will be based to a significant degree on the estimated quantity and value of the reserves.

The Williston Basin (Bakken and Three Forks shales) oil price differential could have adverse impacts on our revenue.

Generally, crude oil produced from the Bakken formation in North Dakota is high quality (36 to 44 degrees API, which is comparable to West Texas Intermediate Crude (“WTI”)). During 2018, our weighted average realized oil price in the Williston Basin was $59.74, which due to transportation costs was approximately $5.20 per barrel less than the average WTI spot price for crude oil. This discount, or differential, may widen in the future, which would reduce the price we receive for our production. We may also be adversely affected by widening differentials in other areas of operation.

Drilling and completion costs for the wells we drill in the Williston Basin are comparable to or higher than other areas where there is no price differential. This makes it more likely that a downturn in oil prices will result in a ceiling limitation write-down of our oil and natural gas properties. A widening of the differential would reduce the cash flow from our Williston Basin properties and adversely impact our ability to participate fully in drilling. Our production in other areas could also be affected by adverse changes in differentials. In addition, changes in differentials could make it more difficult for us to effectively hedge our exposure to changes in commodity prices.

Our former Chief Executive Officer, President and Chairman of the Board of Directors received expense reimbursements without adequate backup, and we paid certain vehicle expenses on behalf of an entity affiliated with Mr. Hoffman, both of which may be deemed violations of Section 402 of the Sarbanes-Oxley Act of 2002 and/or other federal securities laws.

Our internal control testing identified inadequate supporting documentation and lack of adequate review for the travel advances and expense reimbursements.

Following the termination of David Veltri, our former Chief Executive Officer, President and Chairman, our Audit Committee conducted a review of Company procedures, policies and practices, including travel expense advancements and reimbursements. Our Audit Committee retained independent counsel and an advisory firm with forensic accounting expertise to assist the Audit Committee in conducting the investigation. As part of the investigation, the Committee reviewed our financial policies and procedures, including management expenses. The Audit Committee concluded that Mr. Veltri did not produce receipts with adequate detail for portion of his reimbursed business expenses he received from 2017 to 2019.

In 2018 and 2019, we paid approximately $2,350 for vehicle expenses on behalf of an entity affiliated with Mr. Hoffman. While we were reimbursed for these expenses, it is possible that these payments by the Company on behalf of Mr. Hoffman could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

Section 402 of the Sarbanes Oxley Act of 2002 prohibits personal loans to a director or executive officer of a public company. If the SEC were to commence an investigation or institute proceedings to enforce a violation of this statute or other federal securities laws as a result of the reimbursement of expenses to Mr. Veltri or the payment of the vehicle expenses associated with an entity owned by an affiliated entity of Mr. Hoffman, we may become a party to litigation or proceedings over these matters, and the outcome of such litigation or proceedings (including criminal, civil or administrative sanctions or penalties by the SEC), alone or in addition to the costs of litigation, may materially and adversely affect our business. We are unable to predict the extent of its ultimate liability with respect to these payments.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective due to the material weakness described below.

We identified the following material weaknesses:

●	We had inadequate segregation of duties as a result of limited accounting staff and resources, which has impacted our ability to prevent or detect material errors in our consolidated financial statements and to properly implement new accounting standards.
●	Our accounting staff did not have sufficient technical abilities to prevent or detect material errors in our consolidated financial statements including the implementation of accounting standards.
●	We did not maintain effective controls over our payment approval process to ensure that proper supporting documentation was received and reviewed prior to payments to third parties.
●	We did not have effective controls over our information technology to prevent unauthorized access and control of our email and file servers.
●	We did not effectively monitor expense reimbursements to ensure that only business expenses are reimbursed to employees on their expense reports.
●	We did not have a process in place to identify related parties.
●	We did not have a policy in place that requires Board approval prior to the Company expending material amounts of Company funds in connection with evaluating potential acquisitions or transactions with third parties and vendors

As a result, our management also has concluded that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis or prevent fraud, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence, delisting or cause the market price of our common stock to decline.

There are inherent limitations in all control systems and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management does not expect that our internal controls and disclosure controls, even once all material weaknesses and control deficiencies are remediated, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may and not be detected.

Pending litigation and other actions that may be threatened or taken against us could severely limited our liquidity.

We are currently involved in litigation with APEG II against us and our former Chief Executive Officer, as described below in Item 1. Business—Litigation and Liquidity—APEG II Litigation. APEG II holds approximately 43% of our outstanding common stock and was our secured lender prior to the maturity on July 30, 2019 of our credit facility with APEG II. The costs associated with the ongoing litigation and other claims pending or threatened against us have been a significant use of our existing cash, and we have expended over $1.0 million in legal fees to date with respect to the ongoing actions. While we have historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair our liquidity profile and ability to fund significant drilling obligations and participate in potential acquisitions in the future.

The agreement that governed our debt contained various covenants that limited our discretion in the operation of our business, could prohibit us from engaging in transactions we believe to be beneficial, and could lead to the accelerated repayment of our debt. Any debt-related agreements that we may enter into the future will likely contain similar covenants and restrictions.

The debt agreement between our wholly owned subsidiary, Energy One LLC (“Energy One”), and APEG II, which matured on July 30, 2019, contained restrictive covenants that limited Energy One’s ability to engage in activities that might have been in our long-term best interests. Our ability to borrow under the credit facility was subject to compliance with certain financial covenants, including covenants that required (i) the PDP Coverage Ratio to not be less than 1.2 to 1.0; and (ii) the Current Ratio to exceed 1.0 to 1.0, each as defined in the credit facility. As of December 31, 2018, Energy One was in compliance with all financial covenants.

Additionally, the credit facility restricted Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and merge or consolidate with another company.

We intend to enter into another credit facility with a third-party lender during late 2019. Any credit facility that we enter into will likely contain restrictive covenants that will create similar risks for us as noted above with respect to the APEG II credit facility.

Non-consent provisions could result in penalties and loss of revenues from wells.

Our industry partners may elect to engage in drilling activities that we are unwilling or unable to participate in during 2019 and thereafter. Our exploration and development agreements contain customary industry non-consent provisions. Pursuant to these provisions, if a well is proposed to be drilled or completed but a working interest owner elects not to participate, the resulting revenues (which otherwise would go to the non-participant) flow to the participants until the participating parties receive from 150% to 300% of the capital they provided to cover the non-participant’s share. In order to be in position to avoid non-consent penalties and to make opportunistic investments in new assets, we will continue to evaluate various options to obtain additional capital, including debt financing, sales of one or more producing or non-producing oil and natural gas assets and the issuance of shares of our common stock.

Unanticipated costs could require new capital that may not be available.

The oil and natural gas business holds the opportunity for significant returns on investment, but achievement of such returns is subject to high risk. For example, initial results from one or more of the oil and natural gas programs could be marginal but warrant investing in more wells. Dry holes, over-budget exploration costs, low commodity prices, or any combination of these or other adverse factors, could result in production revenues falling below projections, thus adversely impacting cash expected to be available for a continued work program, and a reduction in cash available for investment in other programs. These types of events could require a reassessment of priorities and therefore potential re-allocations of existing capital and could also mandate obtaining new capital. There can be no assurance that we will be able to complete any financing transaction on acceptable terms.

Our ability to use net operating loss carryforwards and realized built in losses to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and realized built in losses (“RBILS”) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).

On December 27, 2017, we paid down debt under our credit facility with APEG II with shares of our common stock, which represented a 49.3% ownership change in the Company. As a result, our ability to use these NOLs and RBILS were significantly reduced in 2018.

Competition may limit our opportunities in the oil and natural gas business.

The oil and natural gas business is very competitive. We compete with many public and private exploration and development companies in finding investment opportunities. We also compete with oil and natural gas operators in acquiring acreage positions. Our principal competitors are small to mid-size companies with in-house petroleum exploration and drilling expertise. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. They also may be willing and able to pay more for oil and natural gas properties than our financial resources permit, and may be able to define, evaluate, bid for and purchase a greater number of properties. In addition, there is substantial competition in the oil and natural gas industry for investment capital, and we may not be able to compete successfully in raising additional capital if needed.

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

If our access to oil and natural gas markets is restricted, it could negatively impact our production and revenues. Securing access to takeaway capacity may be particularly difficult in less developed areas of the Williston Basin.

Market conditions or limited availability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and other midstream facilities. The ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, rail transportation and processing facilities owned and operated by third parties. In particular, access to adequate gathering systems or pipeline or rail takeaway capacity is limited in the Williston Basin. In order to secure takeaway capacity and related services, we or our operating partners may be forced to enter into arrangements that are not as favorable to operators as those in other areas.

If we are unable to replace reserves, we will not be able to sustain production.

Our future operations depend on our ability to find, develop, and acquire crude oil, natural gas, and NGL reserves that are economically producible. Our properties produce crude oil, natural gas, and NGLs at a declining rate over time. In order to maintain current production rates, we must locate and develop or acquire new crude oil, natural gas, and NGL reserves to replace those being depleted by production. Without successful drilling or acquisition activities, our reserves and production will decline over time. In addition, competition for crude oil and natural gas properties is intense, and many of our competitors have financial, technical, human, and other resources necessary to evaluate and integrate acquisitions that are substantially greater than those available to us.

As part of our growth strategy, we intend to make acquisitions. However, suitable acquisition candidates may not be available on terms and conditions we find acceptable, and acquisitions pose substantial risks to our business, financial condition and results of operations. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources than we do. In the event we do complete an acquisition, its successful impact on our business will depend on a number of factors, many of which are beyond our control. These factors include the purchase price for the acquisition, future crude oil, natural gas, and NGL prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation, and development activities on the acquired properties, and future abandonment and possible future environmental or other liabilities. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves, actual future production rates, and associated costs and potential liabilities with respect to prospective acquisition targets. Actual results may vary substantially from those assumed in the estimates. A customary review of subject properties will not necessarily reveal all existing or potential problems.

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

Lower oil and natural gas prices may cause us to record ceiling test write-downs.

We use the full cost method of accounting to account for our oil and natural gas investments. Accordingly, we capitalize the cost to acquire, explore for and develop these properties. Under full cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a “ceiling limit” that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties. If net capitalized costs exceed the ceiling limit, we must charge the amount of the excess to earnings (a charge referred to as a “ceiling test write-down”). The risk of a ceiling test write-down increases when oil and natural gas prices are depressed, if we have substantial downward revisions in estimated proved reserves or if we drill unproductive wells.

Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities, but does not include any costs related to production, general corporate overhead or similar activities. Proceeds received from disposals are credited against accumulated cost, except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production method, based on proved oil and natural gas reserves. Excluded from amounts subject to depreciation, depletion and amortization are costs associated with unevaluated properties.

Under the full cost method, net capitalized costs are limited to the lower of (a) unamortized cost reduced by the related net deferred tax liability and asset retirement obligations, and (b) the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on unescalated costs, adjusted for contract provisions, any financial derivatives qualifying as accounting hedges and asset retirement obligations, and unescalated oil and natural gas prices during the period, (ii) the cost of properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, less (iv) income tax effects related to tax assets directly attributable to the natural gas and crude oil properties. If the net book value reduced by the related net deferred income tax liability and asset retirement obligations exceeds the cost center ceiling limitation, a non-cash impairment charge is required in the period in which the impairment occurs.

We perform a quarterly ceiling test for our only oil and natural gas cost center, which is the United States. During 2018, our capitalized costs for oil and natural gas properties did not exceed the ceiling and, therefore, we did not record an aggregate ceiling test write-down. The ceiling test incorporates assumptions regarding pricing and discount rates over which we have no influence in the determination of present value. In arriving at the ceiling test for the year ended December 31, 2018, we used an average price applicable to our properties of $61.64 per barrel for oil and $4.27 per Mcfe for natural gas, based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period, to compute the future cash flows of each of the producing properties at that date.

Capitalized costs associated with unevaluated properties include exploratory wells in progress, costs for seismic analysis of exploratory drilling locations, and leasehold costs related to unproved properties. Unevaluated properties not subject to depreciation, depletion and amortization amounted to an aggregate of approximately $3.7 million as of December 31, 2018. These costs will be transferred to evaluated properties to the extent that we subsequently determine the properties are impaired or if proved reserves are established.

We do not currently serve as the operator for any of our oil and natural gas properties. Many of our joint operating agreements contain provisions that may be subject to legal interpretation, including allocation of non-consent interests, complex payout calculations that impact the timing of reversionary interests, and the impact of joint interest audits.

Substantially all of our oil and natural gas interests are subject to joint operating and similar agreements. Some of these agreements include payment provisions that are complex and subject to different interpretations and/or can be erroneously applied in particular situations. In the past, we received significant overpayments due to an operator’s failure to timely recognize the payout implications of our joint operating agreements. The operator elected to withhold the net revenues from all of our wells that it operates to recover these overpayments, decreasing cash flows that would otherwise have been available to operate our business.

Joint interest audits are a normal process in our business to ensure that operators adhere to standard industry practices in the billing of costs and expenses related to our oil and natural gas properties. However, the ultimate resolution of joint interest audits can extend over a long period of time in which we attempt to recover excessive amounts charged by the operator. Joint interest audits result in incremental costs for the audit services and we can incur substantial amounts of legal fees to resolve disputes with the operators of our properties.

We do not currently operate our drilling locations. Therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of these non-operated assets.

We do not currently operate any of the prospects we hold with industry partners. As a non-operator, our ability to exercise influence over the operations of the drilling programs is limited. In the usual case in the oil and natural gas industry, new work is proposed by the operator and often is approved by most of the non-operating parties. If the work is approved by the holders of a majority of the working interests, but we disagree with the proposal and do not (or are unable to) participate, we will forfeit our share of revenues from the well until the participants receive 150% to 300% of their investment. In some cases, we could lose all of our interest in the well. We would avoid a penalty of this kind only if a majority of the working interest owners agree with us and the proposal does not proceed.

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

Oil and natural gas reserve reports are prepared by independent consultants to provide estimates of the quantities of hydrocarbons that can be economically recovered from proved properties, utilizing commodity prices for a trailing 12-month period and taking into account expected capital, operating and other expenditures. These reports also provide estimates of the future net present value of the reserves, which we use for internal planning purposes and for testing the carrying value of the properties on our balance sheet.

The reserve data included in this report represent estimates only. Estimating quantities of, and future cash flows from, proved oil and natural gas reserves is a complex process and not an exact science. It requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, such as future production costs; ad valorem, severance and excise taxes; availability of capital; estimates of required capital expenditures, workover and remedial costs; and the assumed effect of governmental regulation. The assumptions underlying our estimates of our proved reserves could prove to be inaccurate, and any significant inaccuracy could materially affect, among other things, future estimates of the reserves, the economically recoverable quantities of oil and natural gas attributable to the properties, the classifications of reserves based on risk of recovery, and estimates of our future net cash flows.

At December 31, 2018, all of our estimated proved reserves were producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells, volumetric analysis or probabilistic methods, in contrast to the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations.

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

The use of derivative arrangements in oil and natural gas production could result in financial losses or reduce income.

From time to time, we use derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying our oil and natural gas production. The fair value of our derivative instruments is marked to market at the end of each quarter and the resulting unrealized gains or losses due to changes in the fair value of our derivative instruments is recognized in current earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for statutory and regulatory requirements for derivative transactions, including crude oil and natural gas derivative transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transaction, as well as requiring certain transactions to be cleared on exchanges for which cash collateral will be required. The Dodd-Frank Act requires the Commodities Futures and Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the Dodd-Frank Act.

The CFTC has finalized other regulations implementing the Dodd-Frank Act’s provisions regarding trade reporting, margin, clearing and trade execution; however, some regulations remain to be finalized and it is not possible at this time to predict when the CFTC will adopt final rules. For example, the CFTC has re-proposed regulations setting position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions are expected to be made exempt from these limits. Also, it is possible that under recently adopted margin rules, some registered swap dealers may require us to post initial and variation margins in connection with certain swaps not subject to central clearing.

The Dodd-Frank Act and any additional implementing regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, limit our ability to trade some derivatives to hedge risks, reduce the availability of some derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing commodity derivative contracts. If we reduce our use of derivatives as a consequence, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. If the implementing regulations result in lower commodity prices, our revenues could be adversely affected. Any of these consequences could adversely affect our business, financial condition and results of operations.

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

Our business is currently focused on oil and natural gas exploration and development and we also have potential exposure to general liability and property damage associated with the ownership of other corporate assets. In the past, we relied primarily on the operators of our oil and natural gas properties to obtain and maintain liability insurance for our working interest in our oil and natural gas properties. In some cases, we may continue to rely on those operators’ insurance coverage policies depending on the coverage. Since 2011 we have obtained our own insurance policies for our oil and natural gas operations that are broader in scope and coverage and are in our control. We also maintain insurance policies for liabilities associated with and damage to general corporate assets.

We also have separate policies for environmental exposures related to our prior ownership of the water treatment plant operations related to our discontinued mining operations. These policies provide coverage for remediation events adversely impacting the environment. See “Insurance” in “Item 1 – Business”.

We would be liable for claims in excess of coverage and for any deductible provided for in the relevant policy. If uncovered liabilities are substantial, payment could adversely impact the Company’s cash on hand, resulting in possible curtailment of operations. Moreover, some liabilities are not insurable at a reasonable cost or at all.

Oil and natural gas operations are subject to environmental, legislative and regulatory initiatives that can materially adversely affect the timing and cost of operations and the demand for crude oil, natural gas, and NGLs.

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. We monitor developments at the federal, state and local levels to keep informed of actions pertaining to future regulatory requirements that might be imposed in order to mitigate the costs of compliance with any such requirements. We also monitor industry groups that help formulate recommendations for addressing existing or future regulations and that share best practices and lessons learned in relation to pollution prevention and incident investigations.

See “Environmental Laws and Regulations” in Item 1 – Business in this Form 10-K for a discussion of the major environmental, health and safety laws and regulations that relate to our business. We believe that we are in material compliance with these laws and regulations. We do not believe that compliance with existing environmental, health and safety laws or regulations will have a material adverse effect on our financial condition, results of operations or cash flow. At this point, however, we cannot reasonably predict what applicable laws, regulations or guidance may eventually be adopted with respect to our operations or the ultimate cost to comply with such requirements.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Requirements to reduce gas flaring could have an adverse effect on our operations.

Wells where we have significant operations, produce natural gas as well as crude oil. Constraints in the current gas gathering and processing network in certain areas have resulted in some of that natural gas being flared instead of gathered, processed and sold. In June 2014, the North Dakota Industrial Commission (the “NDIC”), North Dakota’s chief energy regulator, adopted a policy to reduce the volume of natural gas flared from oil wells in the Bakken and Three Forks formations. The NDIC is requiring operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties will be imposed on certain wells that cannot meet the capture goals.

Permitting requirements could delay our ability to start or continue our operations.

Oil and natural gas projects are subject to extensive permitting requirements. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments made.

Our ability to produce crude oil, natural gas, and associated liquids economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations and/or completions or are unable to dispose of or recycle the water we use at a reasonable cost and in accordance with applicable environmental rules.

The hydraulic fracturing process on which we and others in our industry depend to complete wells that will produce commercial quantities of crude oil, natural gas, and NGLs requires the use and disposal or recycling of significant quantities of water. Our inability to secure sufficient amounts of water, or to dispose of, or recycle the water used in our operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of wastes, including, but not limited to, produced water, drilling fluids, and other wastes associated with the exploration, development, or production of crude oil, natural gas, and NGLs.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices and activity levels in new regions, causing periodic shortages. These problems can be particularly severe in certain regions such as the Williston Basin and Texas. During periods of high oil and natural gas prices, the demand for drilling rigs and equipment tends to increase along with increased activity levels, and this may result in shortages of equipment. Higher oil and natural gas prices generally stimulate increased demand for equipment and services and subsequently often result in increased prices for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel in exploration, production and midstream operations. These types of shortages and subsequent price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those activities that we currently have planned and budgeted, causing us to miss our forecasts and projections.

We depend on key personnel.

Our management team has experience in dealing with the acquisition and financing of oil and natural gas properties. We rely extensively on third-party consultants for legal, engineering, geophysical and geological advice in oil and natural gas matters. The loss of key personnel could adversely impact our business, as finding replacements could be difficult as a result of competition for experienced personnel.

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

The Series A Preferred accrues dividends at a rate of 12.25% per annum of the Adjusted Liquidation Preference. Such dividends are not payable in cash but are accrued and compounded quarterly in arrears. The “Adjusted Liquidation Preference” is initially $40 per share of Series A Preferred for an aggregate of $2.0 million, with increases each quarter by the accrued quarterly dividend. The Series A Preferred is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on our common stock, (i) unless approved by the holders of Series A Preferred and (ii) unless and until a like dividend has been declared and paid on the Series A Preferred on an as-converted basis.

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

As of September 10, 2019, APEG II beneficially owned 5,819,270 shares, or approximately 43.4%, of our outstanding common stock. As a result, APEG II is able to exercise significant influence over matters requiring stockholder approval, including the election of directors, the adoption or amendment of provisions in our charter and bylaws, the approval of mergers and other significant corporate transactions. The interests of APEG II with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities, may conflict with the interests of our other stockholders. See “The APEG II litigation and actions taken by APEG II have severely limited the Company’s liquidity” in this Item1A. Risk Factors and the discussion of this litigation in Item 1. Business—Litigation and Liquidity—APEG II Litigation.

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

We do not intend to declare dividends on our common stock in the foreseeable future. Under the terms of our Series A Preferred, we are prohibited from paying dividends on our common stock without the approval of the holders of the Series A Preferred. Accordingly, our common shareholders must look solely to increases in the price of our common stock to realize a gain on their investment, and this may not occur.

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

Our stock is traded on the Nasdaq Capital Market. During the two years ended December 31, 2018, our common stock has traded as high as $1.76 per share and as low as $0.64 per share. We expect our common stock will continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

●	price volatility in the oil and natural gas commodities markets;
●	variations in our drilling, recompletion and operating activity;
●	relatively small amounts of our common stock trading on any given day;
●	additions or departures of key personnel;
●	legislative and regulatory changes; and
●	changes in the national and global economic outlook.

The stock market has recently experienced significant price and volume fluctuations, and oil and natural gas prices have declined significantly. These fluctuations have particularly affected the market prices of securities of oil and natural gas companies like ours.

If our common stock is delisted from the NASDAQ Capital Market, its liquidity and value could be reduced.

In order for us to maintain the listing of our shares of common stock on the NASDAQ Capital Market, our common stock must maintain a minimum bid price of $1.00 as set forth in NASDAQ Marketplace Rule 5550(a)(2). If the closing bid price of the common stock is below $1.00 for 30 consecutive trading days, then the closing bid price of the common stock must be $1.00 or more for 10 consecutive trading days during a 180-day grace period to regain compliance with the rule. We cannot guarantee that we will be able to remain in compliance with the minimum price requirement or satisfy other continued listing requirements. If our common stock is delisted from trading on the NASDAQ Capital Market, it may be eligible for trading over-the-counter, but the delisting of our common stock from the NASDAQ Capital Market could adversely impact the liquidity and value of our common stock.

On December 19, 2018, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for 30 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). Consistent with the Rule, Nasdaq initially provided us with a compliance period of 180 calendar days, or until June 17, 2019, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On June 19, 2019, Nasdaq notified us that, although we have not regained compliance with the minimum $1.00 closing bid price per share requirement, Nasdaq has determined that we were eligible for an additional 180 calendar day period, or until December 16, 2019, to regain compliance with the minimum bid price requirement. The second 180-day period relates exclusively to the $1.00 closing bid price deficiency, and we may be delisted during the 180-day period for failure to maintain compliance with any other Nasdaq listing requirements for which we are currently on notice or which occurs during the 180-day period.

On April 17, 2019, we received a letter (the “Notice”) from the Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the Notice, we were required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the Notice (by June 17, 2019). On August 16, 2019, Nasdaq again notified us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. Previously, Nasdaq had granted us an exception until September 16, 2019 to file its delinquent Annual Report on Form 10-K for the year ended December 31, 2018 and until October 14, 2019 to file our delinquent Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. We submitted to Nasdaq an update to our plan to regain compliance with Nasdaq’s filing requirements for continued listing on September 3, 2019 for the Nasdaq staff to review and consider.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Oil and Natural Gas Interests

The following table sets forth our net proved reserves as of the dates indicated. We do not have in-house geophysical or reserve engineering expertise. We therefore primarily rely on the operators of our producing wells to provide production data to our independent reserve engineers. Reserve estimates are based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period. Reserve estimates as of December 31, 2018, 2017 and 2016 are based on the following average prices, in each case as adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis:

	2018	2017	2016

Oil (per Bbl)	$65.56	$51.34	$42.75
Gas (per Mcfe)	$3.10	$2.98	$2.48

Presented below is a summary of our proved oil and natural gas reserve quantities as of the end of each of our last three fiscal years:

	As of December 31,
	2018 (1)			2017 (1)			2016 (1)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcf)	(BOE)	(Bbl)	(Mcf)	(BOE)	(Bbl)	(Mcf)	(BOE)

Proved developed	751,260	738,000	874,260	676,030	888,507	824,115	657,280	1,379,170	887,142
Proved undeveloped	-	-	-	-	-	-	-	-	-

Total proved reserves	751,260	738,000	874,260	676,030	888,507	824,115	657,280	1,379,170	887,142

(1)	Our reserve estimates as of December 31, 2018, 2017 and 2016 are based on reserve reports prepared by Jane E. Trusty, PE. Ms. Trusty is an independent petroleum engineer and a State of Texas Licensed Professional Engineer (License #60812). The reserve estimates provided by Ms. Trusty were based upon her review of the production histories and other geological, economic, ownership and engineering data, as provided by us or as obtained from the operators of our properties. A copy of Ms. Trusty’s report is filed as an exhibit to this annual report on Form 10-K.

As of December 31, 2018, our proved reserves totaled 874,260 BOE, of which 100% were classified as proved developed. On a BOE basis, approximately 86% of the total proved developed reserves are derived from 751,260 Bbls of oil and 14% is derived from 738,000 Mcfe of natural gas and NGLs. See the “Glossary of Oil and Natural Gas Terms” for an explanation of these and other terms.

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

The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information is assessed for validity when meetings are held with management, land personnel and third-party operators to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from our accounting records, which are subject to their own set of internal controls over financial reporting. All current financial data such as commodity prices, lease operating expenses, production taxes and field commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our current ownership in mineral interests and well production data are also subject to the aforementioned internal controls over financial reporting, and they are incorporated into the reserve database as well and verified to ensure their accuracy and completeness. Our reserve database is currently maintained by Jane Trusty, PE. Ms. Trusty works with our personnel to review field performance, future development plans, current revenues and expense information. Following these reviews, the reserve database and supporting data is updated so that Ms. Trusty can prepare her independent reserve estimates and final report.

Proved Undeveloped Reserves. As of December 31, 2018, 2017 and 2016, we did not book any proved undeveloped (“PUD”) reserves due to the uncertainty regarding the availability of capital that would be required to develop the PUD reserves.

Oil and Natural Gas Production, Production Prices, and Production Costs. The following table sets forth certain information regarding our net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Production Volume
Oil (Bbls)	75,003	111,914	132,426
Natural gas (Mcfe)	286,692	448,571	477,351
BOE	122,785	186,676	211,988

Daily Average Production Volume
Oil (Bbls per day)	205	307	363
Natural gas (Mcfe per day)	785	1,229	1,308
BOE per day	336	511	581

Net prices realized
Oil per Bbl	$61.45	$45.16	$35.41
Natural gas per Mcfe	3.24	3.32	2.29
Oil and natural gas per BOE	45.11	35.06	27.11

Operating Expenses per BOE
Lease operating expenses and production taxes	$18.65	$18.22	$12.87
Depletion, depreciation and amortization	3.20	3.86	11.93

We encourage you to read this information in conjunction with the information contained in our financial statements and related notes included in Item 8 of this annual report on Form 10-K.

The following table provides a regional summary of our production for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)

Williston Basin (North Dakota)	48,884	91,546	64,142	90,534	128,640	111,974	103,423	149,944	128,774
Eagle Ford/ Buda/ Georgetown (South Texas)	22,918	85,789	37,216	18,281	130,095	39,964	25,192	136,441	47,932
Austin Chalk (South Texas)	3,201	2,471	3,613	3,099	1,960	3,426	3,633	1,347	3,858
Gulf Coast (Louisiana)	-	106,886	17,814	-	187,876	31,312	180	189,619	31,424

Total	75,003	286,692	122,785	111,914	448,571	186,676	132,428	477,351	211,988

Drilling and Other Exploratory and Development Activities. The following table sets forth information with respect to development and exploratory wells in which we own an interest during the periods ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-

Sub-total	-	-	-	-	-	-

Exploratory wells:
Productive	1	0.30	1	0.06	-	-
Non-productive	-	-	-	-	-	-

Sub-total	1	0.30	1	0.06	-	-

Total	1	0.30	1	0.06	-	-

The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview in this annual report on Form 10-K.

In addition to the wells drilled in 2018 (included in the table above), through September 10, 2019 we participated in the drilling of 4 gross oil wells and 0.16 net oil wells.

Oil and Natural Gas Properties, Wells, Operations and Acreage. The following table summarizes information about our gross and net productive wells as of December 31, 2018.

	Gross Producing Wells			Net Producing Wells			Average Working Interest
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total

North Dakota	89	-	89	3.71	-	3.71	4.16%	-%	4.16%
Texas	37	-	37	10.05	-	10.05	27.16%	-%	27.24%
Louisiana	-	-	-	-	-	-	-	-%	-%

Total	126	-	126	13.76	-	13.76	10.92%	-%	10.92%

For purposes of the above table, a well with multiple completions in the same wellbore is considered one well. Wells are classified as oil or natural gas wells according to the predominant production stream, except that a well with multiple completions is considered an oil well if one or more is an oil completion.

Acreage. The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2018.

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

As a non-operator, we are subject to lease expiration if the operator does not commence the development of operations within the agreed terms of our leases. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have commenced. As of December 31, 2018, all of our acreage in North Dakota, Texas, and Louisiana is held by production.

Real Estate

We own a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building, which served as our corporate headquarters until we relocated to Denver, Colorado in 2015. Currently, the building is rented to non-affiliates and government agencies. We are considering our long-term plans related to the building, which may include an outright sale.

In addition, we own three city lots covering 13.84 acres adjacent to our office building in Riverton, Wyoming. We intend to sell these properties without development. However, there can be no assurance that sales of any of these properties will be completed on the terms, or in the time frame, we expect or at all.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of December 31, 2018.

Competition

The oil and natural gas business is highly competitive in the search for and acquisition of additional reserves and in the sale of oil and natural gas. Our competitors principally consist of major and intermediate-sized integrated oil and natural gas companies, independent oil and natural gas companies and individual producers and operators. Specifically, we compete for property acquisitions and our operating partners compete for the equipment and labor required to operate and develop our properties. Our competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than we can. Ultimately, our future success will depend on our ability to develop or acquire additional reserves at costs that allow us to remain competitive.

Item 3. Legal Proceedings.

We did not have any material legal proceedings pending at December 31, 2018, or resolved or otherwise terminated during the quarter ended December 31, 2018. See Item 1. Business.—Litigation and Liquidity—APEG II Litigation and –Litigation with Former Chief Executive Officer.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “USEG”. Prices are reported on a “last sale” basis.

	Low	High

Year ended December 31, 2018:
First quarter	$1.12	$1.76
Second quarter	1.07	1.45
Third quarter	0.82	1.40
Fourth quarter	0.67	1.01

Year ended December 31, 2017:
First quarter	$0.77	$1.27
Second quarter	0.64	0.99
Third quarter	0.67	0.84
Fourth quarter	0.75	1.63

As of September 10, 2019, the closing sales price of our common stock was $0.58 per share.

In order for us to maintain the listing of our shares of common stock on the NASDAQ Capital Market, our common stock must maintain a minimum bid price of $1.00 as set forth in NASDAQ Marketplace Rule 5550(a)(2). If the closing bid price of the common stock is below $1.00 for 30 consecutive trading days, then the closing bid price of the common stock must be $1.00 or more for 10 consecutive trading days during a 180-day grace period to regain compliance with the rule. We cannot guarantee that we will be able to remain in compliance with the minimum price requirement within the grace period or satisfy other continued listing requirements. If our common stock is delisted from trading on the NASDAQ Capital Market, it may be eligible for trading over-the-counter, but the delisting of our common stock from the NASDAQ Capital Market could adversely impact the liquidity and value of our common stock.

On December 19, 2018, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for 30 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). Consistent with the Rule, Nasdaq initially provided us with a compliance period of 180 calendar days, or until June 17, 2019, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On June 19, 2019, Nasdaq notified us that, although we have not regained compliance with the minimum $1.00 closing bid price per share requirement, Nasdaq has determined that we were eligible for an additional 180 calendar day period, or until December 16, 2019, to regain compliance with the minimum bid price requirement. The second 180-day period relates exclusively to the $1.00 closing bid price deficiency, and we may be delisted during the 180-day period for failure to maintain compliance with any other Nasdaq listing requirements for which we are currently on notice or which occurs during the 180-day period.

On April 17, 2019, we received a letter from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the notice, we were required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the Notice (by June 17, 2019). On May 21, 2019, we received another notice from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result the delay in filing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit our plan to meet Nasdaq’s continued listing requirements by May 23, 2019, which we complied with. Nasdaq granted us an exception to the Rule until September 16, 2019 to file this delinquent annual report on Form 10-K for the year ended December 31, 2019 and until October 14, 2019 to file our delinquent quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On August 16, 2019, Nasdaq again notified us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019. Previously, Nasdaq had granted us an exception until September 16, 2019 to file our delinquent annual report on Form 10-K for the year ended December 31, 2018 and until October 14, 2019 to file our delinquent quarterly reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. On September 3, 2019, we submitted to Nasdaq an update to our plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider.

On May 9, 2019, we received a letter from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5605(c)(2) for continued listing on Nasdaq as a result of our audit committee being comprised of fewer than three independent directors. It is the position of Audit Committee that it was comprised of three independent directors prior to May 9, 2019, and that any action taken to remove two of the member of the audit committee was invalid. Subsequent to May 9, 2019, one of our directors resigned from the Board and from the audit committee. On June 14, 2019, Nasdaq notified us that as a result of the appointment of Catherine Boggs to our Board of Directors and audit committee, Nasdaq determined that we were in compliance with Nasdaq Listing Rule 5605(c)(2).

Holders

As of September 10, 2019, we had 13,405,838 shares of common stock issued and outstanding.

Dividends

We did not declare or pay any cash dividends on common stock during fiscal years 2018, 2017 and 2016 and do not intend to declare any cash dividends in the foreseeable future. Our ability to pay dividends in the future is subject to limitations under state law and the terms of the Series A Preferred. See Note 7-Disposition of Mining Segment and Note 12-Preferred Stock to the Consolidated Financial Statements herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.

Item 6. Selected Financial Data

This Item is not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements. Please refer to Cautionary Statement Regarding Forward-Looking Statements of this annual report on Form 10-K for important information about these types of statements. Additionally, please refer to the Glossary of Oil and Natural Gas Terms of this annual report on Form 10-K for oil and natural gas industry terminology used herein.

Recent Developments

For a summary of recent developments since December 31, 2018, see “Item 1. Business—Litigation and Liquidity” and –“Recent Developments”.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 1 – Organization, Operations and Significant Accounting Policies in Item 8 of this annual report on Form 10-K. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

Oil and Natural Gas Reserve Estimates. Our estimates of proved reserves are based on quantities of oil and natural gas reserves which current engineering data indicates are recoverable from known reservoirs under existing economic and operating conditions. Estimates of proved reserves are critical estimates in determining our depreciation, depletion and amortization expense (“DD&A”) and our full cost ceiling limitation (“Full Cost Ceiling”). Future cash inflows are determined by applying oil and natural gas prices, as adjusted for transportation, quality and basis differentials to the estimated quantities of proved reserves remaining to be produced as of the end of that period. Future production and development costs are based on costs existing at the effective date of the report. Expected cash flows are discounted to present value using a prescribed discount rate of 10% per annum.

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

Oil and Natural Gas Properties. We follow the full cost method in accounting for our oil and natural gas properties. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities, but does not include any costs related to production, general corporate overhead or similar activities. Proceeds received from property disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized.

The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center are amortized using the equivalent unit-of-production method, based on proved oil and natural gas reserves. The capitalized costs are amortized over the life of the reserves associated with the assets, with the DD&A recognized in the period that the reserves are produced. DD&A is calculated by dividing the period’s production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the sum of the capitalized investment and estimated future development costs associated with the investment. Changes in our reserve estimates will therefore result in changes in our DD&A per unit. Costs associated with production and general corporate activities are expensed in the period incurred.

Exploratory wells in progress are excluded from the DD&A calculation until the outcome of the well is determined. Similarly, unproved property costs are initially excluded from the DD&A calculation. Unproved property costs not subject to the DD&A calculation consist primarily of leasehold and seismic costs related to unproved areas. Unproved property costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Unproved oil and natural gas properties are assessed quarterly for impairment to determine whether we are still actively pursuing the project and whether the project has been proven either to have economic quantities of reserves or that economic quantities of reserves do not exist.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated DD&A and net of deferred income taxes may not exceed the Full Cost Ceiling. The Full Cost Ceiling is equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the unimpaired cost of unproved properties not subject to amortization, plus the lower of cost or fair value of unproved properties that are subject to amortization. When net capitalized costs exceed the Full Cost Ceiling, an impairment is recognized.

Derivative Instruments. We use derivative instruments, typically costless collars and fixed-rate swaps, to manage price risk underlying our oil and natural gas production. We may also use puts, calls and basis swaps in the future. All derivative instruments are recorded in the consolidated balance sheets at fair value. We offset fair value amounts recognized for derivative instruments executed with the same counterparty. Although we do not designate any of our derivative instruments as cash flow hedges, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with forecasted future oil and natural gas production. These contracts are accounted for using the mark-to-market accounting method and accordingly, we recognize all unrealized and realized gains and losses related to these contracts currently in earnings and they are classified as gain (loss) on oil price risk derivatives in our consolidated statements of operations.

Our Board of Directors sets all risk management policies and reviews the status and results of derivative activities, including volumes, types of instruments and counterparties. The master contracts with approved counterparties identify the CEO and CFO as representatives authorized to execute trades.

Joint Interest Operations. We do not serve as operator for any of our oil and natural gas properties. Therefore, we rely to a large extent on the operator of the property to provide us with timely and accurate information about the operations of the properties. Joint interest billings from the operators serve as our primary source of information to record revenue, operating expenses and capital expenditures for our properties on a monthly basis. Many of our properties are subject to complex participation and operating agreements where our working interests and net revenue interests are subject to change upon the occurrence of certain events, such as the achievement of “payout.” These calculations may be subject to error and differences of interpretation which can cause uncertainties about the proper amount that should be recorded in our accounting records. When these issues arise, we make every effort to work with the operators to resolve the issues promptly.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 606-Revenue from Contracts with Customers, which we adopted effective January 1, 2018, using the modified retrospective approach. See Note 3-Revenue Recognition to the Consolidated Financial Statements herein for more information on our adoption of this new accounting standard.

Stock-Based Compensation. We measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We recognize the cost of the equity awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award.

Warrant Liability. In connection with a private placement of common shares in December 2016, we concurrently sold to the purchasers warrants to purchase 1,000,000 shares of common stock. The exercise price and the number of shares issuable upon exercise of the warrants is subject to adjustment in the event of any stock dividends and splits, reverse stock splits, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants are also subject to “down-round” anti-dilution in the event we issue additional common stock or common stock equivalents at a price per share less than the exercise price in effect. We have classified the warrants as liabilities due to the down-round feature and have recorded the warrants at fair value. Changes in fair value are reported each period in the consolidated statements of operations.

Preferred Stock. We have excluded our Series A Convertible Preferred Stock from stockholders’ equity due to a redemption feature whereby the holders of the preferred stock have the option to redeem their shares in the event of a change of control, which is outside of our control. See Note 12. -Preferred Stock to the Consolidated Financial Statements herein for more information related to the Series A Convertible Preferred Stock.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in Item 8 of this annual report on Form 10-K for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Years Ended December 31, 2018 and 2017

During the year ended December 31, 2018, we recorded a net loss of $1.0 million as compared to a net loss of $1.4 million for the year ended December 31, 2017. In the following sections we discuss our revenue, operating expenses, and non-operating income for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the years ended December 31, 2018 and 2017 (dollars in thousands, except average sales prices):

			Change
	2018	2017	Amount	Percent

Revenue:
Oil	$4,609	$5,054	$(445)	-9%
Gas	930	1,491	(561)	-38%
Total	$5,539	6,545	$(1,006)	-15%

Production quantities:
Oil (Bbls)	75,003	111,914	(36,911)	-33%
Gas (Mcfe)	286,692	448,571	(161,879)	-36%
BOE	122,785	186,676	(63,891)	-34%

Average sales prices:
Oil (Bbls)	$61.45	$45.16	$16.29	36%
Gas (Mcfe)	3.24	3.32	(0.08)	-2%
BOE	45.11	35.06	10.05	29%

The decrease in our oil sales of $0.4 million for the year ended December 31, 2018 resulted from a 33% decrease in production quantities, which was partially offset by a 36% increase in the average sales price received during 2018 compared to 2017. The decrease in our production quantities for the year ended December 31, 2018 was primarily attributable to a divestiture in October 2017 of properties operated by Statoil Oil and Gas LP (“Statoil”) in the Williston Basin, and the natural decline of production from existing wells. During 2018, the average differential between WTI quoted prices for crude oil and the prices we realize for sales in the Williston Basin was approximately $5.20 per barrel. We expect our price differentials relative to WTI to strengthen going forward (with the amount of the differential varying over time) due to additional takeaway capacity opened to eastern Canada and U.S. markets and transportation on rail gradually declining. The market optionality on the crude oil gathering systems allows operators to shift volumes between pipeline and rail markets to optimize price realizations.

For the year ended December 31, 2018, we produced 122,785 BOE, or an average of 336 BOE per day, as compared to 186,676 BOE or 511 BOE per day in 2017. Production for our Williston Basin properties decreased by 47,832 BOE during 2018, which is a 43% reduction compared to 2017. This decrease is primarily due to the previously discussed asset divestiture combined with normal production declines. Production from our Eagle Ford, Buda and Georgetown properties in South Texas decreased by 2,748 BOE during 2018, a 7% reduction compared to 2017. This reduction was attributable to the normal decline in production for wells in this area, which was partially offset by production of 11,020 BOE from the Beeler Ranch well that was completed in late 2017.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the years ended December 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Lease operating expenses	$1,898	$2,903	$(1,005)	-35%
Production taxes	392	499	(107)	-21%

Total	$2,290	$3,402	$(1,112)	-33%

For the year ended December 31, 2018, lease operating expense decreased by $1.0 million or 35%, which was primarily due to the divestiture of the properties operated by Statoil in the Williston Basin. For the year ended December 31, 2018, production taxes decreased by $0.1 million or 21% compared to 2017. The decrease in production taxes is primarily a result of decreased revenue from oil and natural gas sales.

Depreciation, depletion and amortization. Our DD&A rate for the year ended December 31, 2018 was $3.20 per BOE compared to $3.86 per BOE for 2017. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves. The primary factors that resulted in a decrease in our DD&A rate for the year ended December 31, 2018 were increases in reserve quantities associated with the J. Beeler well in South Texas, which was completed in December 2018.

Impairment of oil and natural gas properties. During the years ended December 31, 2018 and 2017, we did not record any impairment charges related to our oil and natural gas properties. Our quarterly reserve reports are prepared based on the first-of-the-month, trailing 12-month average for benchmark oil and natural gas prices adjusted for differentials from posted prices.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the years ended December 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Compensation and benefits, including directors	$1,453	$775	$678	88%
Stock-based compensation	636	323	313	97%
Professional fees, insurance and other	1,540	2,281	(741)	-32%
Bad debt expense	374	-	374	100%
Total	$4,003	$3,379	$624	18%

General and administrative expenses increased by $0.6 million, or 18%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily attributable to an increase of $0.7 million related to compensation and benefits. During 2018, we paid annual incentive cash bonus to officers and employees of $0.6 million. Stock-based compensation increased by $0.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, as a result of annual incentive stock-based compensation issued to officers and employees. Professional fees decreased $0.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. During 2017 increased professional fees were incurred related to our legacy credit facility, and the exchange agreement with APEG II exchanging $4.5 million of debt for 5,819,270 shares of our common stock. Bad debt expense in 2018 is attributable to the write-off of a deposit for an abandoned acquisition prospect, for which return of the deposit is uncertain.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the years ended December 31, 2018 and 2017 (dollars in thousands):

			Change
	2018	2017	Amount	Percent

Realized (loss) gain on commodity price risk derivatives	$(283)	$135	$(418)	-310%
Unrealized gain (loss) on commodity price risk derivatives	161	(161)	322	200%
Gain on sale of assets	-	3	(3)	N/A
Gain on sale of oil and natural gas properties	-	4,318	(4,318)	N/A
Loss on debt for equity conversion	-	(4,440)	4,440	N/A
(Loss) gain on investments	(339)	777	(1,116)	-144%
Rental and other expense	(101)	(321)	220	69%
Gain (loss) on warrant revaluation	775	(170)	945	556%
Interest expense	(106)	(513)	407	79%
Total other income/(loss)	$107	$(372)	$479	129%

We had realized losses on commodity price risk derivatives of $0.3 million for the year ended December 31, 2018 compared to gains of $0.1 million for 2017. At December 31, 2018, we did not have any outstanding commodity derivatives. For the year ended December 31, 2017, we recognized unrealized losses on commodity price risk derivatives of $0.2 million.

During the year ended December 31, 2017, we recorded a gain on the sale of oil and natural gas properties of $4.3 million associated with the divestiture of North Dakota properties operated by Statoil. During the year ended December 31, 2017, we recognized a loss of $4.4 million related to the exchange of 5,819,270 shares for $4.5 million in debt. The loss was due to our stock price increasing during the period between the announcement of the debt for equity exchange transaction and the closing of the transaction.

During the year ended December 31, 2018, we recognized an unrealized loss on marketable securities of $0.3 million. We recognized rental and other expense of $0.1 million related to the operation of our building in Riverton, Wyoming. During the year ended December 31, 2018, we recognized a gain on the revaluation of our outstanding warrants of $0.8 million.

Interest expense decreased by $0.4 million during the year ended December 31, 2018 compared to 2017 due to a reduction in debt as a result of the debt for equity exchange transaction. In addition, during 2018, we repaid $0.6 million borrowed under our credit facility.

Non-GAAP Financial Measures – Adjusted EBITDAX

Adjusted EBITDAX represents income (loss) from continuing operations as further modified to eliminate impairments, depreciation, depletion, accretion and amortization, stock-based compensation expense, loss (gain) on marketable equity securities and non-operating income or expense, income taxes, unrealized derivative (gains) and losses, interest expense, and other items set forth in the table below. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated.

Adjusted EBITDAX is a non-GAAP measure that is presented because we believe it provides useful additional information to investors and analysts as a performance measure. In addition, adjusted EBITDAX is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDAX should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or profitability or liquidity measures prepared under GAAP. Because adjusted EBITDAX excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDAX amounts presented may not be comparable to similar metrics of other companies.

The following table provides reconciliations of net loss to adjusted EBITDAX for the years ended December 31, 2018 and 2017, in thousands:

	2018	2017

Net loss (GAAP)	$(1,040)	$(1,361)
Depreciation, depletion, accretion and amortization	393	753
Loss/(Gain)on marketable securities	339	(777)
Stock-based compensation	636	323
(Gain)/loss on sale of assets	-	(3)
Gain on sale of oil and natural gas property	-	(4,318)
Loss on conversion of debt to equity	-	4,440
Unrealized (gain)/loss on derivatives	(161)	161
(Gain)/loss on warrant revaluation	(775)	170
Interest expense	106	513
Adjusted EBITDAX (Non-GAAP)	$(502)	$(99)

Liquidity and Capital Resources

The following table sets forth certain measures about our liquidity as of December 31, 2018 and 2017, in thousands:

	2018	2017	Change

Cash and equivalents	$2,340	$3,277	$(937)
Working capital surplus (1)	2,018	4,335	(2,317)
Total assets	14,778	15,316	(538)
Outstanding debt under credit facility	937	1,537	(600)
Borrowing base under credit facility	6,000	6,000	-
Total shareholders’ equity	9,719	8,661	1,058

Select Ratios:
Current ratio (2)	2.21 to 1.00	3.74 to 1.00
Debt to equity ratio (3)	.10 to 1.00	0.18 to 1.00

(1)	Working capital is computed by subtracting total current liabilities from total current assets.

(2)	The current ratio is computed by dividing total current assets by total current liabilities.

(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of December 31, 2018, we had a working capital surplus of $2.0 million compared to a working capital surplus of $4.3 million as of December 31, 2017, a decrease of $2.3 million. This decrease was primarily attributable to (i) operating losses of $1.1 million, (ii) capital expenditures of $1.3 million, (iii) the reclassification of $0.9 million drawn on the credit facility to current liabilities, (iv) the reclassification of assets held for sale of $0.7 million to property and equipment, and (v) the reduction in fair value of marketable securities of $0.3 million, which decreases were partially offset by an increase of $1.7 million for proceeds from at-the-market offerings of common shares.

Our sole source of debt financing was a revolving credit facility with APEG II, which we repaid in full in March 2019 and the credit facility matured on July 30, 2019. The borrowing base was $6.0 million as of December 31, 2018 and 2017. As of December 31, 2018, outstanding borrowings were $0.9 million and we had borrowing availability of $5.1 million. As of December 31, 2018, we were in compliance with all financial covenants associated with the credit facility. APEG II was the secured lender under the credit facility and is currently involved in litigation with us, as described in Item 1. Business—Litigation and Liquidity—APEG II Litigation. As described above, the costs associated with the ongoing litigation have been a significant use of our existing cash. As of September 10, 2019, we have spent $1.0 million in cash in connection with such litigation. While we have historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair our liquidity profile and ability to fund significant drilling obligations.

As of December 31, 2018, we had cash and equivalents of $2.3 million. As of September 10, 2019, we had cash and cash equivalents of $1.6 million and accounts payable of approximately $0.7 million. Continued ongoing litigation could negatively affect our ability to raise both debt and equity capital going forward. As of September 10, 2019, we have spent approximately $1.0 million on litigation and the forensic accounting investigation.

If we have needs for financing in 2019, alternatives that we will consider in addition to cash flow from ongoing operations would potentially include refinancing into a new reserve-based credit facility, selling all or a partial interest in our oil and natural gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017	Change
Net cash provided by (used in):
Operating activities	$(490)	$(892)	$402
Investing activities	(1,310)	1,701	(3,011)
Financing activities	863	(50)	913

Operating Activities. Cash used in operating activities for the year ended December 31, 2018 was $0.5 million as compared to cash used in operating activities of $0.9 million for 2017, a decrease of $0.4 million. This decrease was primarily related to the decrease in production costs of $1.1 million and the payment in 2017 of a $0.3 million transaction deposit, which were partially offset by a decrease in revenue of $1.0 million.

Investing Activities. Cash used in investing activities for the year ended December 31, 2018 was $1.3 million compared to cash provided by investing activities of $1.7 million for 2017, an increase of $3.0 million. The increase in cash used in investing activities was primarily attributable to capital expenditures of $1.0 million related to drilling the J. Beeler No. 1 well in South Texas during 2018, as well as $2.0 million cash received during 2017 from divestiture of certain North Dakota oil and natural gas properties.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2018 was $0.9 million as compared to cash used in financing activities of $0.1 million for 2017, an increase of $0.9 million. The increase in cash provided by financing activities was primarily due to $1.7 million of proceeds, net of offering costs, from the at-the-market issuances of common stock during 2018, which was partially offset by a $0.6 million principal payment on our credit facility.

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

We evaluate our transactions to determine if any variable interest entities exist, if it is determined that we are the primary beneficiary of a variable interest entity, that entity will be consolidated in our consolidated financial statements. We have not been involved in any off-balance sheet arrangements via unconsolidated SPE transactions during the two-year period ended December 31, 2018.

Item 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X are included below.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We are required to maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our interim Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our fiscal year ended December 31, 2018 our interim Chief Executive Officer and Principal Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the termination of our former Chief Executive Officer in February 2019 and the dispute related thereto, we have been involved in ongoing litigation to resolve such disputes. See Item 1. Business.—Litigation and Liquidity and Recent Developments. As a result of such ongoing litigation and lack of clarity with respect to the governance of the Company and the ongoing Audit Committee investigation, we were unable to timely file this annual report on Form 10-K as well as our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2019 and June 30, 2019. Following the filing of this annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, we expect to have disclosure controls and procedures in place to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules of the SEC, on a go-forward basis.

Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including our interim Chief Executive Officer and our Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment, our management used the criteria set forth in the “Internal Control – Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 for the reasons described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting described above, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2018.

We had the following material weaknesses:

●	We had inadequate segregation of duties as a result of limited accounting staff and resources, which has impacted our ability to prevent or detect material errors in our consolidated financial statements.
●	Our accounting staff did not have sufficient technical abilities to prevent or detect material errors in our consolidated financial statements including the implementation of new accounting standards.
●	We did not maintain effective controls over our payment approval process to ensure that proper supporting documentation was received and reviewed prior to payments to third parties.
●	We did not have effective controls over our information technology to prevent unauthorized access and control of our email and file servers.
●	We did not effectively monitor expense reimbursements to ensure that only business expenses are reimbursed to employees on their expense reports.
●	We did not have a process in place to identify related parties.
●	We did not have a policy in place that requires Board approval prior to the Company expending material amounts of Company funds in connection with evaluating potential acquisitions or transactions with third parties and vendors.

For a summary of the actions we have taken following the identification of the material weakness in our internal control over financial reporting as of December 31, 2018 as noted above, see Item 1. Business.—Litigation and Liquidity and –Recent Developments—Audit Committee Investigation.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

With the exception of the remediation efforts described below, there have been no changes to our system of internal control over financial reporting during the year and fiscal quarter ended December 31, 2018 and during the subsequent time period through the filing of this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting.

Management’s Remediation Plan

In response to the material weaknesses identified in “Management’s Report on Internal Control Over Financial Reporting” above, we have developed a plan (the “Remediation Plan”) with oversight from our Audit Committee to remediate the material weaknesses and have begun working on implementing the Remediation Plan. Our Remediation Plan implements certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), including, but not limited to, the following efforts:

●	Performing a full review of our system of internal control and evaluating the effectiveness of this system on an ongoing basis.
●	Adding professionals to our accounting staff who have experience in implementing and maintaining an effective system of internal control.

●	Establishing effective segregation of duty controls, including segregation of duties to ensure the approval of disbursement transactions is performed by someone other than the person initiating the transaction.
●	Creating and enforcing a written expense reimbursement policy that applies to both employees and Board members that (i) defines allowable expenses, (ii) requires pre-approval of expenditures above $500 in situations where personal conflicts of interest may exist; (iii) prohibits the payment of vendors and reimbursement through expense reports; (iv) outlines the documentation requirements for reimbursements, including receipts for meals or events exceeding $50, listing all parties at such meal and the business purposes of each meal or event; (v) requires detailed folios and receipts for all hotel stays; (vi) requires passenger information for all flights and a description of the business purpose of such travel; (vii) defines the levels of approval, including the approval of the Chief Executive Officer’s expenses by the chairman of the Audit Committee and other officers’ expenses by the Chief Executive Officer; (viii) establishes that all expenses must be submitted within 60 days of incurring the expense or such expense will not be subject to reimbursement; (ix) defines that all employees travel by coach for flights lasting less than three hours and by business class for flights lasting longer than three hours; and (x) defines the type of rental car allowed while traveling.
●	Establishing that all checks or wire transfers issued by the Company require the approval of both the Chief Financial Officer and the Controller.
●	Establishing a vendor approval process whereby any third-party vendors require approval by both the Chief Executive Officer and the Chief Financial Officer prior to engagement of such third-party vendors.
●	Requiring employees and Board members to certify in writing at least annually that all potential conflicts of interest have been disclosed.
●	Implementing a policy that prohibits employees from using Company vendors, including attorneys, accountants and consultants, for personal purposes without obtaining prior Board approval.
●	Implementing a policy that clearly defines the types of potential projects or transactions that require prior Board approval prior to evaluating such potential project or transaction and incurring material expenses in connection with such evaluation, including due diligence.

Our management believes the foregoing remedial efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies or determine to modify the Remediation Plan. If not remediated, these control deficiencies could result in material misstatements to our consolidated financial statements in the future.

Additionally, as part of a continuing effort to improve our business processes, management is currently evaluating its existing internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Item 9B – Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board currently consists of five directors, Catherine Boggs, Weldon Chitwood, Randel Lewis, Javier Pico, and David A. Veltri. However, during the year ended December 31, 2018 our Board consisted of only four directors, Weldon Chitwood, John Hoffman, Javier Pico and David Veltri, and we had one vacancy on the Board. The four-person Board ended up in deadlock on important votes. John Hoffman resigned as a director on May 22, 2019. On May 30, 2019, the Colorado Federal Court appointed Randel Lewis as our custodian pursuant to the Wyoming Business Corporation Act, interim Chief Executive Officer and Chairman of the Board. The Second Order noted that the primary purpose of having Mr. Lewis serve as custodian was to resolve the Board deadlock. Pursuant to the court order, Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the next annual meeting of our shareholders. Following such annual meeting, our directors are to vote on a new Chief Executive Officer to replace Mr. Lewis in that role, and which tenure may last only so long as it takes the Colorado Federal Court to resolve the disputes in the Colorado Litigation, and Mr. Lewis will be discharged from serving as our custodian, Interim Chief Executive Officer and as a member of our Board.

Our Articles of Incorporation provide for the division of our Board into three classes as equal in number as the total number of members of the Board provided in our Bylaws permit. Our Bylaws limit service of the independent directors to two three-year terms. If recommended by the Chairman of the Board and approved by the Board, an independent director may serve one additional term. Directors are subject to mandatory retirement at 70 years of age. If a director reaches the age of 70 during his or her regularly elected term, he or she is allowed to serve out the term for which he or she was elected.

The Board of Director seat currently held by David Veltri, our former Chief Executive Officer, President and Chairman, expires in 2019 and is up for election at our next annual shareholders meeting. Additionally, Randel Lewis, our court-appointed custodian and interim Chief Executive Officer and Chairman of the Board, and Catherine Boggs, the independent director appointed by Mr. Lewis pursuant to a court order, will only serve through the next annual shareholders meeting. We will have a total of three Board seats up for election at our next annual shareholders meeting. The Board has not yet determined which individuals will be nominated to fill the expiring seats. If the nominees are approved by the shareholders at our annual meeting, two of the prospective nominees will serve terms that will expire at the 2022 annual meeting and one of the prospective nominees will serve a term that will expire at the 2021 annual meeting.

Executive Officers

Our executive officers, unless otherwise subject to an employment agreement, are selected by the Board at the annual directors’ meeting that follows each annual shareholders meeting, to serve until the officer’s successor has been duly elected and qualified, or until earlier death, retirement, resignation or removal. Following our 2019 annual shareholders meeting, our Board will appoint a new Chief Executive Officer to replace Randel Lewis, our court-appointed custodian and interim Chief Executive Officer and Chairman. Please see biographical information for our sole executive officer below, under the heading “Business Experience of Current Directors and Officers.”

Business Experience of Current Directors and Officers

Set forth below is certain biographical information for each director and executive officer as of the date of this filing. The Nominating Committee selects nominees based on their skills, achievements, and experience, and believes that each nominee should have experience in positions of responsibility and leadership and an understanding of our oil and natural gas exploration and production business. Our overall objective is to identify a group of directors that can best contribute to our long-term success. All of the directors and the nominees discussed below are seasoned leaders who collectively bring to the Board a vast array of oil and natural gas industry, public company and private company and other business experience, all at the senior executive officer level, and who meet our director qualification standards. Among other attributes, the members of our Board possess a wide breadth of varied skills, experience and leadership in the natural resources and energy industries, finance and accounting, risk management, operations management, strategic planning, business development, regulatory and government affairs, corporate governance, human resources and compensation, and public policy—qualities that led the Nominating Committee and the Board to conclude that these individuals should serve as our directors at this time, in light of our business and structure, overall industry environment, and our long-term strategy. The specific experiences, qualifications, attributes, and skills of each director and nominee are briefly described below. In addition, the directors and nominees represent diverse backgrounds, skill sets, and viewpoints, with a blend of historical and fresh perspectives, and have a demonstrated ability to work collaboratively with candid discussion.

Catherine J. Boggs (64) - Independent Director. Ms. Boggs was appointed to the Board by our court-appointed custodian and interim Chief Executive Officer on June 13, 2019. Ms. Boggs will serve on our Board until the next annual shareholders meeting. Ms. Boggs was appointed to the Board of Directors of Hecla Mining Company in January 2017. Ms. Boggs served as General Counsel at Resource Capital Funds from January 2011 until her retirement in February 2019. Prior to that, she served as Senior Vice President, Corporate Development at Barrick Gold Corporation from January 2009 to December 2010 and Vice President from July 2005 to 2008. Ms. Boggs was also an international partner at the law firm of Baker & McKenzie from July 2001 to July 2005. She has 37 years of experience as a mining and natural resources lawyer with experience in domestic and international mining projects.

J. Weldon Chitwood (54) - Independent Director. Mr. Chitwood was appointed to the Board on May 8, 2017. Mr. Chitwood served as President, Director, and Regional Vice President of Shaw Industries Subsidiaries, Spectra Flooring and Carpets International in Seattle, San Francisco and London from 1988 to 2005. Since that time he has served in various executive and board of director roles for Brand Partners from 2003 to 2004, Beaulieu Group from 2005 to 2013, Mohawk Industries from 2014 to 2016, Vice President, Real Estate Operations for Angelus Private Equity Group from 2016 to 2018, and is currently Regional Vice President with Happy Feet International. With the exception of Angelus Private Equity Group, the parent organization of APEG Energy II, L.P., which is an affiliate of the Company, none of the entities with which Mr. Chitwood has been employed is a parent, subsidiary, or affiliate of the Company. The Board has concluded that Mr. Chitwood’s experience qualifies him for service as an independent director and as a member of the Compensation, Audit, Hedging and Nominating Committees.

C. Randel Lewis (60) – Custodian/Director. Mr. Lewis was appointed to the Board and as chairman on May 30, 2019 per court order. Mr. Lewis will serve as a director, interim Chief Executive Officer and court-appointed custodian through our next annual shareholders meeting. Mr. Lewis has extensive experience in developing and managing successful business solutions in highly contested environments. He serves regularly as a court-appointed receiver, liquidating trustee, turnaround advisor, expert witness and mediator in distressed business situations. Mr. Lewis is a fellow of the College of Law Practice Management and a founding fellow of the Redwood Think Tank (an invitation-only management forum assembled to study and formulates solutions to significant professional service firm management issues). He is a regular contributor to the professional education programs of the Turnaround Management Association and the Urban Land Institute. He is a member of the National Association of Corporate Directors and the Society of Corporate Governance Professionals. He was a co-instructor of mediation and negotiation at the Stanford Law School and is a guest lecturer on Receivership and Creditors’ Rights issues.

Javier F. Pico (60) - Independent Director. Mr. Pico was appointed to the Board on May 8, 2017 and elected by the shareholders on July 17, 2017. Mr. Pico has practiced law for 27 years and has been the Managing Partner of Javier F. Pico, P.C. Law Offices in Boston, Massachusetts since 1992 and practices business, real estate and immigration law. Mr. Pico’s law practice is not a parent, subsidiary, or affiliate of the Company. He received his Juris Doctor from the Boston University School of Law and is licensed to practice law in New York and Massachusetts. The Board has concluded that Mr. Pico’s experience qualifies him for service as an independent director and as a member of the Audit, Compensation and Nominating Committees.

Ryan L. Smith (36) – Chief Financial Officer. Mr. Smith has served as our Chief Financial Officer since May 2017 and consulted for us from January 2017 to May 2017. Prior to this position, Mr. Smith served as the Chief Financial Officer of Emerald Oil Inc. from September 2014 to January 2017 and its Vice President of Capital Markets and Strategy from July 2013 to September 2014. Prior to joining Emerald Oil, Mr. Smith was a Vice President in the Investment Banking Group of Canaccord Genuity and focused solely on the energy sector. Mr. Smith joined Canaccord Genuity in 2008 and was responsible for the execution of public and private financing engagements along with mergers and acquisitions advisory services. Prior to joining Canaccord Genuity, Mr. Smith was an Analyst in the Energy Group of Wells Fargo, working solely with upstream and midstream oil and gas companies. Mr. Smith holds a Bachelor of Business Administration degree in Finance from Texas A&M University.

David A. Veltri (61) – Mr. Veltri served as the Company’s President and Chief Executive Officer from September 2015 until his termination in February 2019 and he previously served as the Company’s President and Chief Operating Officer beginning in December 2014. Since December 2015, Mr. Veltri has served as a director of the Company and will continue to serve as a director until our next annual shareholders meeting. Mr. Veltri served as Chief Operating Officer of Emerald Oil, Inc. from November 2012 until December 2014. Mr. Veltri served as an independent petroleum engineering consultant from October 2011 through November 2012. From August 2008 through September 2011, Mr. Veltri served as Vice President/General Manager of Baytex Energy USA Ltd., where he managed business unit operations, capital drilling programs, lease maintenance and producing properties in the Williston Basin in North Dakota. From September 2006 to July 2008, Mr. Veltri was Production Manager at El Paso Exploration and Production Company, where he managed producing oil and natural gas properties located in northern New Mexico. Mr. Veltri received a Bachelor of Science in Mining and Engineering from West Virginia University.

Board of Directors, Audit and Nominating Committees

Board Leadership

Historically under our Bylaws, the Chief Executive Officer has served as the Chairman of the Board of Directors, responsible for setting the agenda for and presiding over Board meetings. On August 5, 2019, the Board of Directors amended and restated our Bylaws to provide that the Chairman of the Board may not be the Chief Executive Officer and shall be appointed by the affirmative vote of at least a majority of the members of the Board, unless otherwise determined by the Board. We believe the separation of the Chairman and Chief Executive Officer roles to be a best practice as it relates to strong corporate governance.

Meetings of the Board

The Board currently consists of five members and it has primary responsibility for directing management of the business. During 2018, the Board consisted of four members with one vacancy. The Board held six formal meetings during 2018, which were attended, in person or by telephone, by all four of the directors serving on the Board.

Attendance at Annual Meetings by Directors

Directors are encouraged, but not required, to attend annual meetings of the shareholders. Three of the four directors attended our last annual shareholders meeting held on September 11, 2018.

Communications from Shareholders to the Board

The independent directors have established a process for collecting and organizing communications from shareholders. Shareholders may send communications to the Board by addressing their communications to Ryan Smith, Chief Financial Officer, at 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246. Pursuant to this process, Mr. Smith reviews the communications and determines which of the communications address matters of substance that should be considered, and sends those communications to the Board for its consideration.

Audit Committee

To provide effective direction and review of fiscal matters, the Board has established an Audit Committee. The Audit Committee has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Audit Committee also retains our independent outside audit firm and recommends selection of the internal audit firm. It also exercises general oversight of the activities of our independent auditors, principal financial officer, principal accounting officer, accounting employees and related matters. The Chairman of the Audit Committee is Javier F. Pico. The Board has determined that Mr. Pico is an audit committee financial expert as defined in Item 407(d) of SEC Regulation S-K. The other members of the Audit Committee are J. Weldon Chitwood and Catherine J. Boggs, who has served since June 2019. During 2018 and until his resignation in May 2019, John Hoffman was a member of the Audit Committee. All members of the Audit Committee are independent directors under applicable Nasdaq and SEC rules.

The Audit Committee met four times in 2018. All Audit Committee members attended each meeting in person or by telephone. The Committee reviewed our financial statements for each quarter in 2018 and the year as a whole and discussed the financial statements with management and our independent audit firm. Based on the foregoing, the Audit Committee recommended to the Board at the Audit Committee meeting held on September 12, 2019 that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2018. The Committee also reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis, and the Board approved amendments to the Audit Committee Charter on August 5, 2019.

Nominating Committee

We have a Nominating Committee, the current members of which are J. Weldon Chitwood (Chairman) and Javier F. Pico. These members are independent directors under Nasdaq rules. During 2018 and until his resignation in May 2019, John Hoffman was a member of the Nominating Committee. The Nominating Committee is responsible for identifying and recommending to the Board nominees for election to the Board. This process involves consulting with our Chief Executive Officer to identify qualified candidates with expertise in one of our business areas, including financial, oil and natural gas, and investment banking expertise. Once identified, the Nominating Committee reviews the qualifications (including capability, availability to serve, conflicts of interest, and other relevant factors) of any identified potential director candidate and, where necessary, assists in interviewing such candidate. It recommends to the Board appropriate nominees for election to be included in the proxy statement for the annual shareholders meeting. The Nominating Committee did not hold any meetings during 2018.

Compensation Committee

We have a Compensation Committee, the current members of which are J. Weldon Chitwood and Javier F. Pico. These members are independent under applicable criteria established by Nasdaq. During 2018 and until his resignation in May 2019, John Hoffman was a member of the Compensation Committee. The Compensation Committee met formally on one occasion in 2018 and discussed compensation matters informally several times during the year. All Compensation Committee members attended all meetings of the Committee during 2018 either in person or by telephone.

The Compensation Committee reviews and recommends to the Board compensation packages for the officers of the Company. The Compensation Committee may delegate to a subcommittee or to our Chief Executive Officer or other officer such of its duties and responsibilities as the Compensation Committee deems to be in the best interests of the Company, provided such delegation is not prohibited by law or Nasdaq rule.

Executive Committee

The Executive Committee helps implement the Board’s overall directives as necessary. Members include C. Randel Lewis (Chairman) and Javier F. Pico. The Executive Committee does not regularly conduct formal meetings. The Executive Committee did not hold any meetings during 2018.

Hedging Committee

The Company has a Hedging Committee to review and approve the use of all swap agreements. The current members are C. Randel Lewis (Chairman) and J. Weldon Chitwood. The Hedging Committee did not formally meet in 2018 but discussed hedging matters informally several times during the year.

Risk Oversight

We face various risks in our business, including liquidity and operational risks. Liquidity risk is encountered in the context of balancing contractual commitments to spend capital, and also is involved in our hedging commitments for oil and natural gas price protection. Any change in our hedging strategy will require the approval of the Board and the Hedging Committee.

General business operations are managed by our Chief Executive Officer, who reports to the Board. An annual budget is approved by the Board, with appropriate modifications as needed throughout the year by the Board. However, material budget variations are subject to prior approval by the Board, even if the category and fund allocation generally had been previously approved by the Board. In these situations, the Chairman will call a Board meeting to discuss specific terms, costs and variables, and associated risks, before committing the Company. We believe this process provides the Board with a continuing and key role in risk oversight.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, and persons beneficially holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in that ownership in reports that must be filed with the SEC and us. The SEC has designated specific deadlines for these reports and we must identify in this annual report on Form 10-K those persons who did not file these reports when due.

Based solely on a review of reports furnished to us and written representations from the filing persons, all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed in 2018 under Section 16(a) of the Exchange Act, other than (i) APEG II, which did not timely file its Form 3, (ii) David A. Veltri did not timely file one Form 4, and (iii) Ryan Smith did not timely file one Form 4.

Code of Ethics and Conduct

We are committed to sound corporate governance principles. As evidence of this commitment, the Board has adopted charters for its committees and a Code of Ethics and Conduct. These documents, along with our Restated Articles of Incorporation and Amended and Restated Bylaws, provide the framework for our corporate governance. The charters of the Audit Committee, the Compensation Committee, and the Nominating Committee, as well as our Code of Ethics and Conduct, may be viewed at our web site (www.usnrg.com), at the tab “Investors,” then go to “Governance.” If these documents are amended (or if the Code of Ethics and Conduct is waived in a manner requiring disclosure under SEC rules), the amendments (and the occurrence of the waiver of the Code of Ethics and Conduct) will be disclosed on the website as required by the SEC. Copies of each of these documents are also available without charge to any person who requests them, by sending a request to U.S. Energy Corp., Attn: Ryan Smith, Chief Financial Officer, 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth information regarding compensation for the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2018, who are referred to as our “Named Executive Officers”, for the years indicated:

Name and Position	Year	Salary		Bonus	Stock Awards		Option Awards	All Other Compensation		Total

David A. Veltri	2018	$366,602		$359,000	$424,425		$-	$42,596	(3)	$1,192,614
Former Chief Executive Officer	2017	$359,008		$-	$34,999	(2)	$-	$32,194	(3)	$426,201

Ryan L. Smith	2018	$245,077		$192,000	$181,500		$-	$8,250	(4)	$626,827
Chief Financial Officer	2017	$150,658	(1)	$-	$-		$94,757	$80,400	(4)	$325,815

(1)	Mr. Smith was appointed Chief Financial Officer on May 23, 2017. Mr. Smith previously consulted for the Company from January 16, 2017 until his appointment as Chief Financial Officer.
(2)	On September 23, 2016, the Board of Directors granted 58,500 shares of restricted stock to each member of the Board. In connection with the resignations of four members of the Company’s Board of Directors, the restricted stock grants were amended and all members of the Board of Directors subsequently agreed to accept 33,332 fully-vested shares each, in lieu of the 58,500 share grants.
(3)	All Other Compensation for Mr. Veltri in 2018 is comprised of $34,203 paid to Mr. Veltri on expense reports for items that may have been personal in nature, employer 401(k) matching contributions of $8,250 and life insurance of $143. All other compensation in 2017 represents amounts paid to Mr. Veltri on expense reports that may have been personal in nature.
(4)	All Other Compensation for Mr. Smith in 2017 is primarily comprised of consulting fees. All Other Compensation in 2018 is comprised of the employer 401(k) matching contributions.

Outstanding Equity Awards

The following table provides information relating to the unexercised stock options and the unvested stock awards for the Named Executive Officers as of December 31, 2018. Each award to each Named Executive Officer is shown separately, with a footnote describing the award’s vesting schedule.

	Stock Option Awards				Restricted Stock Awards
	Number of Securities Underlying		Option	Option	Shares of Restricted Stock
	Unexercised Options		Exercise	Expiration	That Have Not Vested
Name	Exercisable	Unvested	Price	Date	Number	Market Value

David A. Veltri	16,666	-	$9.00	1/1/2025	-	$0

Ryan L. Smith(1)	50,000	50,000	$1.16	11/10/2027	-	$0

(1)	In November 2017, Mr. Smith was granted a stock option award for 100,000 shares of common stock, of which one-half of the shares vest on the anniversary dates of the grant in November 2018 and 2019.

Potential Payments Upon Termination or Change in Control

Our named executive officers are eligible to receive certain severance benefits and change in control benefits pursuant to their employment agreement. The potential severance and change in control benefits that our named executive officers could have received as of December 31, 2018 are described below.

The Company entered into an agreement with Mr. Smith on November 21, 2018. Mr. Smith’s agreement has a term continuing until January 1, 2020, following which Mr. Smith’s employment will be on at “at-will” basis.

The employment agreements provide for base salary, bonus and entitle the named executive officers to participate in the Company’s Amended and Restated 2012 Equity and Performance Incentive Plan under such terms and conditions as the Company may determine for any applicable calendar year.

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

In the event that Mr. Smith incurs a termination from employment by the Company without Cause or for Good Reason in connection with a Change of Control during the twelve (12) month period following such Change of Control, Mr. Smith would be entitled to receive the following: (a) all accrued but unpaid base salary through the date of termination; (b) unpaid or unreimbursed expenses; (c) any benefits provided under the Company’s employee benefits plans in accordance with the terms contained in such plans; (d) reasonable relocation costs in accordance with written company policy; (e) unpaid bonus; (f) cash payment equal to 12 months of COBRA (g) immediate vesting of any and all equity or equity-related award previously awarded to the employee irrespective of the type of award; (h) cash payment equal to 1x the total base salary plus an amount equal to the total value of the annual bonus amount paid during the preceding fiscal year.

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

Mr. Smith’s employment agreement defines Change of Control as the first to occur of any of the following: (i) “change of control event” with respect to the Company, within the meaning of Treas. Reg. §1.409A-3(i)(5); (ii) during any period of two years, individuals who at the beginning of such period constitute the Board (and any new director whose election by the Company’s shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved) cease for any reason to constitute a majority thereof; or (iii) a merger, consolidation, or reorganization of the Company with or involving any other entity, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization.

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

Non-Employee Director Compensation

We generally use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. Additionally, our directors are reimbursed for reasonable travel expenses incurred in attending meetings. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to us as well as the skill level required of such directors. Mr. Veltri as an employee of the Company during 2018, did not receive additional compensation for service on the Board. For the year ended December 31, 2018, all non-employee director compensation was paid in cash as shown below:

	Nature of Director Fees
Current Director Name	Director	Committee	Stock Awards	Total
J. Weldon Chitwood	$7,500	$-	$-	$7,500
John G. Hoffman(1)	7,500	-	-	7,500
Javier F. Pico	11,250	-	-	11,250
All directors as a group	$26,250	$-	$-	$26,250

(1)	Mr. Hoffman resigned from the Board on May 22, 2019.

Compensation Committee

We have a Compensation Committee, the members of which are J. Weldon Chitwood and Javier F. Pico. These members are independent under applicable criteria established by Nasdaq. The Compensation Committee met formally on one occasion in 2018 and discussed compensation matters informally several times during the year. All Compensation Committee members attended all meetings of the Committee during 2018 either in person or by telephone.

The Compensation Committee reviews and recommends to the Board compensation packages for the officers of the Company. The Compensation Committee may delegate to a subcommittee or to our Chief Executive Officer or other officer such of its duties and responsibilities as the Compensation Committee deems to be in the best interests of the Company, provided such delegation is not prohibited by law or Nasdaq rule.

Compensation Risk Assessment

We do not believe that our compensation programs encourage excessive risk taking. Risk mitigating factors of our compensation program and Board governance include:

●	A mix of short-term and long-term incentives designed to incentivize creation of long-term shareholder value; and
●	Caps on awards under our bonus programs, along with the use of targeted performance goals designed to emphasize metrics that lead to long-term shareholder value creation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 10, 2019, by (a) each stockholder who is known to us to own beneficially 5.0% or more of our outstanding common stock; (b) each of our directors; (c) each of our executive officers, and (d) all directors and executive officers as a group. This information is based on SEC reports or as otherwise known by us. Except as otherwise indicated, and except for shares subject to forfeiture, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 10, 2019. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 10, 2019 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Such options are assumed to be exercised for purposes of these calculations, even though such exercise prices are currently in excess of the closing price of our common stock of $0.58 as of September 10, 2019. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o U.S. Energy Corp., 950 S. Cherry Street, Suite 1515, Denver, Colorado 80246.

Title of Class	Name of Beneficial Owner	Position with Company	Beneficial Ownership		Percent of Class
	Directors and Executive Officers

Common	C. Randel Lewis	Custodian, Director	—		*
Common	Ryan L. Smith	Chief Financial Officer	166,817	(2)	*
Common	Catherine J. Boggs	Director	—	(3)	*
Common	J. Weldon Chitwood	Director	20,000	(3)	*
Common	Javier F. Pico	Director	20,000	(3)	*
Common	David A. Veltri	Former Chairman and Chief Executive Officer	262,553	(1)	*
Common	Directors and executive officers as a group (5 people)		469,370		1.0%

	Stockholders in Excess of 5%

Common	APEG Energy II, L.P.	Shareholder	5,819,270	(4)	46.2%
Preferred	Mt. Emmons Mining Company 333 N. Central Avenue Phoenix, AZ 85004	Convertible Preferred Shareholder	793,349	(5)	5.9%**

* Less than one percent

**Assumes full conversion of shares

(1)	Mr. Veltri’s beneficial ownership consists of (i) ownership of 256,998 shares of our common stock, and (ii) 5,555 shares underlying stock options that are presently exercisable.

(2)	Mr. Smith owns 94,500 shares of our common stock and vested stock options to purchase 50,000 shares, which are presently exercisable. Mr. Smith’s beneficial ownership also includes 22,317 shares currently owned by the ESOP that Mr. Smith has dispositive power over as an ESOP Trustee.

(3)	Independent directors were issued 20,000 options to purchase shares of our common stock on August 16, 2017, for their service on the board of directors. Ms. Boggs was not a director on August 16, 2017.

(4)	APEG Energy II, L.P. beneficial ownership based on information disclosed in the Form 3 filed with the Securities and Exchange Commission on April 24, 2019.

(5)	On February 11, 2016, Mt. Emmons Mining Company, a subsidiary of Freeport-McMoRan Inc., acquired 50,000 shares of our Series A Convertible Preferred Stock (“Preferred Stock”) with an initial liquidation preference of $2,000,000 ($40.00 per share). The Preferred Stock accrues dividends at a rate of 12.25% per annum and such dividends are not payable in cash but are accrued and compounded quarterly in arrears and added to the initial liquidation preference. As of December 31, 2018, the adjusted liquidation preference was approximately $2.9 million. In no event will the aggregate number of shares of Common Stock issued upon conversion be greater than 793,349 shares. The Preferred Stock will generally not vote with the Company’s Common Stock on an as-converted basis on matters put before the Company’s shareholders.

A summary of the combined activity in each of our equity incentive plans for the year ended December 31, 2018, is as follows:

	Number of Shares to be Issued Upon:
	Exercise of Outstanding Options		Vesting of Restricted Stock
	Number of Shares	Weighted Average Exercise Price Shares	Number of Shares	Weighted Average Grant Date Price	Securities Available for Future Issuance

Plans Approved by Shareholders
2001 Incentive Stock Option Plan	67,558	$15.12	-	-	-
2008 Stock Option Plan for Independent Directors and Advisory Board Members	29,779	$19.66	-	-	-
2012 Equity and Performance Incentive Plan	292,350	$5.23	205,547	$1.26	981,008
Total	389,687	$8.05	205,547	$1.26	981,008

We are not aware of any arrangements, including the pledge of our securities by anyone, that may result in a change of control of the Company at a subsequent date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Family Employment

We have adopted a nepotism policy pursuant to which family members of any employee, which include fathers, mothers, siblings, sons, daughters, nieces, nephews or grandchildren, may not be hired or terminated by a direct family member. Additionally, family members are not allowed to participate in any discussion relating to the setting of compensation rates for other family members. In addition, an immediate relative of any employee can only be hired after the Compensation Committee has reviewed the application of the direct family member and has satisfied itself that (a) the position is necessary, (b) the position has been adequately advertised, (c) other applicants have been interviewed by non-family managers and (d) that the family member is the most qualified for the position. Further, written approval from the Chairman of the Compensation Committee must be received along with an approved rate of pay before any family members of any employees, officers or directors can be employed and paid by us.

Related Person Transaction Policy

From time to time, we have entered into transactions with certain “related persons,” a category that generally includes executive officers, directors, and beneficial owners of five percent or more of our common stock, and immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We refer to transactions with these related persons as “related-party transactions.” The Audit Committee is responsible for the review and approval of each related party transaction exceeding $120,000, although, as a matter of practice, the Audit Committee reviews, and, if appropriate, approves, all related-party transactions regardless of the amount involved.

The Audit Committee considers all relevant factors when determining whether to approve a proposed related party transaction, including (without limitation):

●	the size of the transaction and the amount of consideration that might be paid to a related person;
●	the nature of the interest of the applicable related person; and
●	whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties.

Implementation of the Policy

In determining whether to approve a proposed related party transaction, the Audit Committee must be reasonably satisfied that:

●	the transaction likely will significantly benefit all shareholders, even though it will provide a benefit to the related parties; and
●	goods or services of comparable quality either cannot be obtained from third parties in time to meet our needs, or can be obtained but at a significantly higher cost.

In appropriate circumstances, the Audit Committee may enlist outside sources to obtain information about the possibility of using third-party vendors’ goods and/or services.

Compensation of certain related persons other than executive officers is determined by the Compensation Committee rather than the Audit Committee as discussed in “Family Employment.” The policy has been followed by the Compensation Committee since 2004.

Related-Party Transactions

For a summary of potential related-party transactions involving our former Chief Executive Officer, see Item 1. Business.—Recent Developments—Audit Committee Investigation.

At December 31, 2018, we have a related-party receivable of approximately $2,000 for the registration and insurance of a vehicle owned by an affiliated entity of Mr. Hoffman. Mr. Hoffman repaid the Company in full in connection with his resignation and settlement agreement with the Company in May 2019. It is possible that these payments by the Company on behalf of Mr. Hoffman could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, we have not made a determination as of the date hereof if such payments resulted in a violation of that provision. If, however, it is determined these payments violated the prohibitions of Section 402, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. At December 31, 2017, we had a related-party payable to our former Chief Executive Officer of approximately $50,000 for the reimbursement of ordinary operating expenses incurred on our behalf.

Director Independence

The Board is comprised of a majority of independent directors. Specifically, the Board has determined J. Weldon Chitwood, Catherine J. Boggs, and Javier F. Pico are independent under applicable Nasdaq rules. In addition, the Audit Committee, the Compensation Committee, and the Nominating Committee are each comprised solely of independent directors as required under the applicable requirements of Nasdaq and the SEC.

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

Plante & Moran PLLC, (“Plante Moran”), the Company’s independent registered accounting firm for the fiscal year ended December 31, 2018, charged the following fees related to our 2018 financial statements through September 10, 2019, all of which were approved by the Audit Committee:

Audit fees	$380,483
Audit-related fees(1)	$20,000
Tax fees	$2,900
All other fees	$-

(1) Audit-related fees represent fees associated with the quarterly reviews our consolidated financial statements.

Relationship with Independent Accountants

On May 31, 2018, our audit committee engaged EKS&H, LLP (“EKS&H”), which in October 2018, merged with the firm Plante Moran and took the name Plante Moran, to serve as our independent registered public accounting firm.

Moss Adams LLP (“Moss Adams”) audited our financial statements for the year ended December 31, 2017. On April 30, 2018, our Audit Committee Chairman and Chief Financial Officer received notice that Moss Adams declined to stand for re-election as our independent registered public accounting firm. Audit fees related to the 2017 financial statements were $99,750. Audit fees-related to the 2018 financial statements, which included the review of our Form 10-Q for the first quarter of 2018, were $25,000.

There have been no disagreements between the Company and Moss Adams concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which were not resolved to the satisfaction of that firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

U.S. Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Energy Corp. and subsidiary (the “Company”) as of December 31, 2018 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has significant uncertainties that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Plante & Moran PLLC
We have served as the Company’s auditor since 2018.

Denver, Colorado
September 16, 2019

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Denver, Colorado
March 28, 2018

We served as the Company’s auditor from 2017 through 2018.

U.S. ENERGY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share amounts)

	2018	2017
ASSETS		(restated)
Current assets:
Cash and equivalents	$2,340	$3,277
Oil and natural gas sales receivable	697	687
Related party receivable	2	-
Discontinued operations - assets of mining segment	-	114
Assets available for sale	-	653
Marketable equity securities	536	876
Refundable deposits	-	250
Other current assets	113	61

Total current assets	3,688	5,918

Oil and natural gas properties under full cost method:
Unevaluated properties	3,728	4,664
Evaluated properties	88,764	86,313
Less accumulated depreciation, depletion and amortization	(83,729)	(83,362)

Net oil and natural gas properties	8,763	7,615

Other assets:
Property and equipment, net	2,249	1,717
Other assets	78	66

Total other assets	2,327	1,783

Total assets	$14,778	$15,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$670	$707
Related party payable	-	50
Accrued compensation and benefits	63	65
Current portion of credit facility	937	600

Liabilities from derivative contracts	-	161

Total current liabilities	1,670	1,583

Noncurrent liabilities:
Credit facility	-	937
Asset retirement obligations	939	913
Warrant Liability	425	1,200
Other liabilities	25	22
Total noncurrent liabilities	1,389	3,072

Commitments and contingencies (Note 11)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $2,856 and $2,527 as of December 31, 2018 and 2017, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 13,405,838 and 11,802,768 shares issued and outstanding, respectively	134	118
Additional paid-in capital	136,714	134,632
Accumulated deficit	(127,129)	(125,186)
Accumulated other comprehensive loss	-	(903)

Total shareholders’ equity	9,719	8,661

Total liabilities, preferred stock and shareholders’ equity	$14,778	$15,316

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands, except share and per share amounts)

	2018	2017
		(restated)
Revenue:
Oil	$4,609	$5,054
Natural gas and liquids	930	1,491

Total revenue	5,539	6,545

Operating expenses:
Oil and natural gas operations:
Lease operating expense	1,898	2,903
Production taxes	392	499
Depreciation, depletion, accretion and amortization	393	753
General and administrative:
Compensation and benefits, including directors and contract employees	1,453	775
Stock-based compensation	636	323
Professional fees, insurance and other	1,540	2,281
Bad debt expense	374	-

Total operating expenses	6,686	7,534

Operating Loss	(1,147)	(989)

Other income (expense):
Realized (loss) gain on commodity price risk derivatives	(283)	135
Unrealized gain (loss) on commodity price risk derivatives	161	(161)
Gain on sale of assets	-	3
Gain on sale of oil and natural gas properties	-	4,318
Loss on debt for equity conversion	-	(4,440)
(Loss) Gain on marketable equity securities	(339)	777
Rental and other loss	(101)	(321)
Warrant revaluation gain (loss)	775	(170)
Interest expense	(106)	(513)
Total other income (expense)	107	(372)

Net loss	$(1,040)	$(1,361)

Change in fair value of marketable equity securities, net of tax	-	(848)

Comprehensive loss	$(1,040)	$(2,209)

Net loss	$(1,040)	$(1,361)
Accrued preferred stock dividends	(329)	(295)
Net loss applicable to common shareholders	$(1,369)	$(1,656)
Basic and diluted weighted average shares outstanding	12,888,579	5,899,802
Basic and diluted net loss per share	$(0.11)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balances, December 31, 2016 (restated)	6,134,506	$61	$125,577	$(123,825)	$(55)	$1,758
Placement fees recorded in equity	-	-	(114)	-	-	(114)
Revised 2016 option grants	(151,008)	(1)	196	-	-	195
Shares issued in Exchange Transaction	5,819,270	58	8,845	-	-	8,903
Stock-based compensation	-	-	128	-	-	128
Unrealized loss on marketable equity securities	-	-	-	-	(848)	(848)
Net loss	-	-	-	(1,361)	-	(1,361)

Balances, December 31, 2017 (restated)	11,802,768	$118	$134,632	$(125,186)	$(903)	$8,661
Accumulated other comprehensive loss related to marketable securities	-	-	-	(903)	903	-
Issuance of shares in at-the-market transactions, net of fees	1,288,537	13	1,653	-	-	1,666
Issuance of shares to employees, net of shares withheld for taxes	314,533	3	376	-	-	379
Amortization of stock option awards	-	-	53	-	-	53
Net loss	-	-	-	(1,040)	-	(1,040)

Balances, December 31, 2018	13,405,838	$134	$136,714	$(127,129)	$-	$9,719

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	2018	2017
		(restated)
Cash flows from operating activities:
Net loss	$(1,040)	$(1,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	526	890
Debt issuance cost amortization	12	37
Change in fair value of commodity derivative	(161)	161
Change in fair value of warrants	(775)	170
Bad debt write-off	374	-
Interest change in major operator	-	(141)
Gain on sale of oil and natural gas properties	-	(4,318)
Loss on conversion of debt to equity	-	4,440
Gain on sale of assets	-	(3)
Stock-based compensation and services	636	323
Loss on marketable equity securities	339	(777)
Other	3	36
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(10)	(125)
Transaction deposit	(124)	(250)
Other assets	16	91
Increase (decrease) in:
Accounts payable and related party payable	(283)	(76)
Accrued compensation and benefits	(3)	11

Net cash used in operating activities	(490)	(892)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1.301)	(299)
Settlement of asset retirement obligations	(18)
Proceeds from sale of oil and natural gas properties and other	-	2,000
Purchase of property and equipment	(11)	-
Payment received on notes receivable	20	-

Net cash (used in) provided by investing activities:	(1,310)	1,701

Cash flows from financing activities:
Issuance of common stock, net of fees	1,666	(27)
Shares repurchased for employee tax withholding	(203)	-
Payments on credit facility	(600)	(23)

Net cash provided by (used in) financing activities	863	(50)

Net (decrease) increase in cash and equivalents	(937)	759

Cash and equivalents, beginning of year	3,277	2,518

Cash and equivalents, end of year	$2,340	$3,277

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	2018	2017

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$119	$451
Cash payments for income taxes	-	-
Investing activities:
Change in capital expenditure accruals	196	48
Additions to asset retirement obligations	19	3
Asset retirement obligations assumed by purchaser	-	(167)
Reclassification of assets classified as held-for-sale at December 31, 2017 to other assets	653	-
Financing activities:
Payable to major operator forgiven	-	3,999

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly owned subsidiary, Energy One LLC, referred to as the “Company” in these Notes to Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused in the acquisition, exploration and development of oil and natural gas properties in the United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; valuation of commodity derivative and warrant instruments; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying financial statements include the accounts of U.S. Energy Corp. and its wholly owned subsidiary Energy One LLC (“Energy One”). All inter-company balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation of the accompanying financial statements.

Correction of Immaterial Errors

The accompanying December 31, 2017 restated consolidated balance sheet includes a correction related to the classification and presentation of the Series A Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock had been reported in shareholders’ equity from the date of issuance in February 2016. During the year ended December 31, 2018, the Company determined that the Preferred Stock should not be included in shareholders’ equity due to a redemption feature outside the control of the Company whereby the holders may require redemption in the event of a change in control. The Company has corrected the presentation on the balance sheet to exclude the Preferred Stock from shareholders’ equity. The correction of the error reclassified $2.0 million from shareholders’ equity into temporary equity but had no effect on previously reported net income or earnings per share in any prior period.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Oil and Natural Gas Sales Receivable

The Company’s oil and natural gas sales receivable consist primarily of receivables from joint interest operators for the Company’s share of oil, gas, and natural gas liquids (“NGLs”) sales. Generally, the Company’s oil and natural gas sales receivables are collected within three months. The Company has had minimal bad debts related to oil and natural gas sales. Although diversified among several joint interest operators, collectability is dependent upon the financial wherewithal of the each joint interest operator and is influenced by the general economic conditions of the industry. Receivables are not collateralized. As of December 31, 2018 and 2017, the Company had not provided an allowance for doubtful accounts on its oil and natural gas sales receivable.

Concentration of Credit Risk

The Company has exposure to credit risk in the event of nonpayment by joint interest operators of the Company’s oil and natural gas properties. During the years ended December 31, 2018 and 2017, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented accounted for the following percentages of the Company’s total oil and natural gas revenue:

Operator	2018	2017

A	14%	13%
B	-%	25%
C	47%	34%
D	18%	5%

Marketable Equity Securities

Marketable equity securities are reported at fair value based on end of period quoted prices. Beginning in 2018, the Company adopted Accounting Series Update 2016-01, which requires an entity to measure equity investments at fair value through net income. Previously, the Company had classified marketable equity securities as available for sale and recorded changes in value as a component of shareholders’ equity within comprehensive income or loss. Gains or losses from sales of marketable equity securities are recorded in the consolidated statement of operations when realized.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized and accumulated in a country-wide cost center. This includes any internal costs that are directly related to development and exploration activities but does not include any costs related to production, general corporate overhead or similar activities. Proceeds received from property disposals are credited against accumulated cost except when the sale represents a significant disposal of reserves, in which case a gain or loss is recognized. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center are subject to depreciation, depletion and amortization (“DD&A”) using the equivalent unit-of-production method, based on total proved oil and natural gas reserves. For financial statement presentation, DD&A includes accretion expense related to asset retirement obligations. Excluded from amounts subject to DD&A are costs associated with unevaluated properties, including exploratory wells in progress.

Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability, or the cost center ceiling (the “Ceiling Test”). The cost center ceiling is defined as the sum of (i) estimated future net revenue, discounted at 10% per annum, from proved reserves, based on average prices per barrel of oil and per Mcf of natural gas at the first day of each month in the 12-month period prior to the end of the reporting period; and costs, adjusted for contract provisions and financial derivatives qualifying as accounting hedges and asset retirement obligations, (ii) the cost of unevaluated properties not being amortized, and (iii) the lower of cost or market value of unproved properties included in the cost being amortized, reduced by (iv) the income tax effects related to differences between the book and tax basis of the crude oil and natural gas properties. If the net book value reduced by the related net deferred income tax liability (if any) exceeds the cost center ceiling limitation, a non-cash impairment charge is required in the period in which the impairment occurs. Since all of the Company’s oil and natural gas properties are located within the United States, the Company only has one cost center for which a quarterly Ceiling Test is performed.

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

Derivative Instruments

The Company uses derivative instruments, typically costless collars and fixed-rate swaps, to manage price risk underlying its oil and natural gas production. All derivative instruments are recorded in the consolidated balance sheets at fair value. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty. Although such derivative instruments provide an economic hedge of the Company’s exposure to commodity price risk associated with forecasted future oil and natural gas production, the Company does not designate any of its derivative instruments as cash flow hedges. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its accompanying statements of operations as they occur. Gains and losses on derivatives are included within cash flows from operations in the accompanying consolidated statements of cash flows.

Warrant Liability

In connection with a private placement of common shares in December 2016, the Company concurrently sold to the purchasers warrants to purchase 1,000,000 shares of common stock. The exercise price and the number of shares issuable upon exercise of the warrants is subject to adjustment in the event of any stock dividends and splits, reverse stock splits, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants are also subject to “down-round” anti-dilution in the event the Company issues additional common stock or common stock equivalents at a price per share less than the exercise price in effect. The Company has classified the warrants as liabilities due to the down-round feature and has recorded them at fair value. Changes in fair value are reported each period in the consolidated statements of operations.

Asset Retirement Obligations

The Company records the estimated fair value of restoration and reclamation liabilities related to its oil and natural gas properties as of the date that the liability is incurred. The Company reviews the liability each quarter and determines if a change in estimate is required, and accretion of the discounted liability is recorded based on the passage of time. Final determinations are made during the fourth quarter of each year. The Company deducts any actual funds expended for restoration and reclamation during the quarter in which it occurs.

Stock-Based Compensation

The Company measures the cost of employee and director services received in exchange for all equity awards granted, including stock options, based on the fair value of the award as of the grant date. The Company computes the fair values of its options granted to employees using the Black-Scholes option pricing model. The Company recognizes the cost of the equity awards over the period during which an employee is required to provide services in exchange for the award, usually the vesting period. For awards granted that contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. Stock-based compensation expense is recognized based on awards ultimately expected to vest, whereas estimates of forfeitures are based upon historical experience.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carry forwards.

Additionally, the Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits that, based on current circumstances, are not expected to be realized. At December 31, 2018 and 2017, management believed it was more likely than not that such tax benefits would not be realized and a valuation allowance has been provided. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2018.

The Company assesses its uncertain tax positions annually. The Company recognizes the tax benefit from an uncertain tax position only if it is probably that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that is probable of being realized upon ultimate settlement. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.

Earnings Per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income or loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, warrants and the Series A preferred stock. When there is a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net income (loss) per share. The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

Recent Accounting Pronouncements

Revenue recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods and services. The standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several additional ASUs related to 2014-09 that provide clarified implementation guidance and deferred the effective date of 2014-09. Effective January 1, 2018, the Company adopted ASU 2014-09 and all related ASUs using the modified retrospective transition method, which was applied to all active contracts as of that effective date. The adoption of ASU 2014-09 did not result in a change to current or prior period results nor did it result in a material change to the Company’s business processes, systems or controls. However, upon adoption, the Company expanded its disclosures to comply with the disclosure requirements of ASU 2014-09. Please refer to Note 3- Revenue Recognition for additional discussion.

Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments, Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in the ASU 2016-01 require equity investments, other than those accounted for under the equity method or result in consolidation of an investee, to be measured at fair value with changes in fair value recognized in income. The amendment is effective for public business entities with fiscal years beginning after December 31, 2017. The Company adopted this standard on January 1, 2018, with a cumulative effect adjustment to retained earnings at January 1, 2018 of $903 thousand. The adjustment to retained earnings related to fair value changes of marketable securities that had been accumulated previously in other comprehensive loss. Prospectively, unrealized gains and losses on marketable equity securities are recorded in earnings under the caption in other income, (loss) gain on marketable equity securities. Prior period gains and losses are recorded in other comprehensive loss; therefore, the current year periods are not comparable to periods in the prior year.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that targeted improvements and additional practical expedient options (collectively “ASU 2016-02”). The standard requires lessees to recognize right-of-use assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets for the lease term. Each lease that is recognized in the balance sheet will be classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and presentation within the statements of cash flows.

The Company evaluated the impacts of ASU 2016-02, which included an analysis of contracts for office leases. As a non-operator of oil and natural gas properties, the Company is not subject to drilling rig agreements, well completion agreements, water handling agreements, or other contracts that include potential lease components. In addition, the scope of ASU 2016-02 does not apply to leases used in the exploration or use of minerals, oil, natural gas or other similar non-regenerative resources. Policy elections and practical expedients that the Company implemented as part of adopting ASU 2016-02 include: (i) excluding from the balance sheet leases with terms that are less than one year, (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease, (iii) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (iv) the policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective approach, and has necessary staff and processes in place to ensure on-going compliance. Adoption of this guidance will result in an increase in right-of-use assets of $227 thousand and related liabilities on the Company’s consolidated balance sheets of $252 thousand.

Business combinations. In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 on the effective date of January 1, 2018, on a prospective basis.

Financial instruments with characteristics of liabilities and equity. On July 13, 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financials Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements and related disclosures,

Fair value measurement. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 Fair Value Measurement. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating the impact the new guidance will have on its consolidated financial statements and related disclosures.

2. LIQUIDITY AND GOING CONCERN

As of December 31, 2018, the Company had cash of $2.3 million, a working capital surplus of $2.0 million and an accumulated deficit of $127.1 million. Additionally, the Company incurred a net loss of $1.0 million for the year ended December 31, 2018. As of December 31, 2018, the Company was in compliance with all covenants under its credit agreement, which at December 31, 2018 had a balance outstanding of $0.9 million. The credit agreement was repaid in March 2019 and matured in July 2019.  At September 10, 2019, the Company had a cash balance of $1.6 million and accounts payable of approximately $0.7 million. During 2019, the Company has instituted measures to preserve liquidity by reducing the use of third-party contractors, cutting corporate overhead and eliminating other general and administrative costs.

However, our liquidity is affected to a large degree by commodity prices, which have fluctuated significantly during recent years. Currently, the Company does not have any commodity derivative contracts in place to protect it in the event of a downturn in commodity prices. In addition, as described in Note 11- Commitments, Contingencies and Related Party Transactions and above in Item 1. Business—Litigation and Liquidity—APEG II Litigation of this annual report on Form 10-K, the costs associated with the ongoing litigation during 2019 have been a significant use of the Company’s existing cash. Continued excessive legal fees associated with litigation could impair the Company’s liquidity profile. These factors raise substantial doubt about the Company’s ability to fund operations for the next twelve months and continue as a going concern. The accompanying consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

3. REVENUE RECOGNITION

The Company adopted ASU 2019-09, Revenue from Contracts with Customers (Topic (606) and the series of related accounting standard updates that followed, on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require adjustment to the opening balance of equity and did not change the Company’s amount and timing of revenues.

The Company’s revenues are derived from its interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that third-party operators of the wells have negotiated with customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

The Company does not disclose the values of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to the remaining performance obligations is not required.

The Company’s oil and natural gas production is typically sold at delivery points to various purchasers under contract terms that are common in the oil and natural gas industry. Regardless of the contract type, the terms of these contracts compensate the well operators for the value of the oil and natural gas at specified prices, and then the well operators remit payment to the Company for its share in the value of the oil and natural gas sold.

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately and transportation costs are included in lease operating expense in the accompanying consolidated statements of operations. The revenue and costs in the consolidated financial statements were reported gross for the year ended December 31, 2018, as the gross amounts were known.

The Company’s disaggregated revenues from its share of revenue from the sale of oil and natural gas and liquids in its North Dakota, Texas and Louisiana regions are presented in the following table:

	Year Ended December 31,
	2018	2017
	(in thousands)
Revenue:
North Dakota
Oil	$2,925	$4,032
Natural gas and liquids	320	371
Total	3,245	4,403

Texas
Oil	1,684	1021
Natural gas and liquids	278	448
Total	1,962	1,469

Louisiana
Oil	-	-
Natural gas and liquids	332	673
Total	332	673

Combined Total	$5,539	$6,545

4. COMMODITY PRICE RISK DERIVATIVES

Energy One from time to time enters into commodity price derivative contracts (“economic hedges”). The derivative contracts are typically priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. U.S. Energy Corp. guarantees Energy One’s obligations under economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. At December 31, 2018 the Company did not have any commodity price derivatives. The following table presents the Company’s realized and unrealized derivative gains and losses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net derivative gain (loss):
Realized gains and (losses):
Oil	$(292)	$135
Natural gas	9	-
Total	(283)	135

Unrealized gains and (losses):
Oil	216	(216)
Natural Gas	(55)	55
Total	161	(161)

5. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Divestitures

On October 3, 2017, the Company and Statoil entered into a purchase and sale agreement Purchase Agreement, pursuant to which the Company assigned, sold, and conveyed certain non-operated assets in the Williston Basin, North Dakota to Statoil in consideration for the elimination of $4.0 million in outstanding liabilities to Statoil and payment by Statoil to the Company of $2.0 million in cash. The Company has historically accounted for the eliminated liabilities on the Company’s balance sheet under “Payable to major operator” and “Contingent ownership interests.” The Purchase Agreement was unanimously approved by the board of directors of the Company and closed on October 5, 2017, with an effective date of August 1, 2017. The Company recorded a gain of $4.3 million related to the divestiture.

Ceiling Test and Impairment

The reserves used in the Ceiling Test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the Ceiling Test for the year ended December 31, 2018, the Company used $61.64 per barrel for oil and $4.27 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

There was no impairment for the years ended December 31, 2018 and 2017 of the Company’s oil and natural gas properties. Impairment charges in previous years are generally the result of declines in the price of oil and natural gas, additional capitalized well costs and changes in production.

Capitalized Costs

The following table presents the Company’s capitalized costs associated with oil and natural gas producing activities as of December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Oil and Natural Gas Properties:
Unevaluated properties:
Unproved leasehold costs	$3,728	$4,664
Evaluated properties in full cost pool	88,764	86,313
Less accumulated depreciation, depletion and amortization	(83,729)	(83,362)

Net capitalized costs	$8,763	$7,615

The Company’s depreciation, depletion and amortization was $0.4 million ($3.20 per BOE) and $0.8 million ($3.86 per BOE) for the years ended December 31, 2018 and 2017, respectively.

Unevaluated Oil and Natural Gas Properties

Unevaluated oil and natural gas properties consist of leasehold costs that are excluded from the DD&A calculation and the ceiling test until a determination about the existence of proved reserves can be completed. Unevaluated oil and natural gas properties consisted of unproved lease acquisition costs and costs paid to evaluate potential acquisition prospects of $3.7 million and $4.7 million at December 31, 2018 and 2017, respectively.

On a quarterly basis, management reviews market conditions and other changes in circumstances related to the Company’s unevaluated properties and transfers the costs to evaluated properties within the full cost pool as warranted. For the year ended December 31, 2018, the Company reclassified $0.7 million of unevaluated oil and natural gas properties to the full cost pool related to the drilling and completion of the J. Beeler No. 1 well in South Texas, which was completed in December 2018. As a result of a transfer of acreage for working interest in wells being drilled in South Texas, which was completed in May 2019, the Company revalued the remaining acreage held in the area and transferred unproved leasehold acreage of $0.4 million to the full cost pool.

Results of Operations

Presented below are the results of operations from oil and natural gas producing activities for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Oil and natural gas sales	$5,539	$6,545
Lease operating expense	(1,898)	(2,903)
Production taxes	(392)	(499)
Depreciation, depletion accretion and amortization	(393)	(753)
Impairment of oil and natural gas properties	-	-

Results of operations from oil and natural gas producing activities	$2,856	$2,390

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Real estate:
Land	$1,033	$380
Buildings	4,012	4,012
Land improvements	641	641
Administrative assets:
Computers and software	378	368
Office furniture and equipment	224	222
Vehicles and other	11	11

Total	6,299	5,634
Less accumulated depreciation	(4,050)	(3,917)

Property and equipment, net	$2,249	$1,717

Depreciation expense related to real estate and administrative assets amounted to $0.1 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

7. DISPOSITION OF MINING SEGMENT

In February 2016, the Company disposed of its mining segment consisting of the Mt. Emmons molybdenum mining properties (the “Property”). Related to the disposition, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Mt. Emmons Mining Company, a subsidiary of Freeport-McMoRan Inc. (“MEM”), whereby MEM acquired the Property which consists of the Mt. Emmons mine site located in Gunnison County, Colorado, including the Keystone Mine, the water treatment plant (“WTP”) and other related properties. Under the Acquisition Agreement, MEM replaced the Company as the permittee and operator of the WTP and has discharged the obligation of the Company to operate the WTP in accordance with the applicable permits issued by the Colorado Department of Public Health and Environment. The Company did not receive any cash consideration for the disposition; the sole consideration for the transfer was that MEM assumed the Company’s obligations to operate the WTP and to pay the future mine holding costs for portions of the Property that MEM desires to retain. Concurrent with entry into the Acquisition Agreement and as additional consideration for MEM to accept transfer of the Property, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement pursuant to which the Company issued 50,000 shares of Series A Convertible Preferred Stock to MSM (see Note 12-Preferred Stock).

8. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a Letter of Intent (“LOI”) with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250,000 option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In 2018, the Company paid an additional $124,000 to CETA, In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited. While the Company is pursuing collection of the deposit, the Company has established an allowance for the entire $374,000 due from CETA at December 31, 2018 due to the uncertainty of collection of the deposit. See Note 11-Commitments, Contingencies and Related Party Transactions.

9. DEBT

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., Energy One and APEG II, pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility, for 5,819,270 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction. As of December 31, 2018, APEG II holds approximately 43% of the Company’s outstanding common stock.

As of December 31, 2018 and 2017, outstanding borrowings under the credit facility were $0.9 million and $1.5 million, respectively. The credit facility was repaid in full on March 1, 2019, and it expired on July 30, 2019. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense for the years ended December 31, 2018 and 2017 was $0.1 million and $0.5 million, respectively, including the amortization of debt issuance costs of $12 thousand and $36 thousand, respectively. The weighted average interest rate on the credit facility was 8.75% and 8.01% for the years ended December 31, 2018, and 2017, respectively. APEG II is involved in litigation with the Company and its former Chief Executive Officer, as described in Note 11-Commitments, Contingencies and Related Party Transactions.

Pursuant to the terms of the credit facility, Energy One was required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants did not permit (i) the Proved Developed Producing Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. Additionally, the credit facility prohibited or limited Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. U.S. Energy Corp. was a guarantor of Energy One’s obligations under the credit facility. As of December 31, 2018, Energy One was in compliance with all credit facility covenants. The Company and Energy One are currently involved in litigation with APEG II and its general partner, APEG Energy II, GP (together with APEG II, “APEG”), related to the APEG credit facility. See Note 11-Commitments, Contingencies and Related Party Transactions and Item 1. Business—Litigation and Liquidity—APEG II Litigation. The costs associated with the ongoing litigation have been a significant use of the Company’s existing cash. While the Company has historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair the Company’s liquidity profile and ability to fund significant drilling obligations.

10. ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations (“ARO”) associated with the future plugging and abandonment of proved properties. Initially, the fair value of a liability for an ARO is recorded in the period in which the ARO is incurred with a corresponding increase in the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depleted over the life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment to the full-cost pool is recognized. The Company had no assets that are restricted for the purpose of settling AROs.

In the fair value calculation for the ARO there are numerous assumptions and judgments including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. During the year ended December 31, 2018 and 2017 there were no such adjustments to the assumptions requiring revisions to previous estimates.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Balance, beginning of year	$913	$1,045
Accretion	25	32
Sold/Plugged	(18)	(167)
New drilled wells	19	3
Liabilities incurred	-	-
Balance, end of year	$939	$913

11. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Commitments

Lessor Operating Leases. The Company owns an office building in Riverton, Wyoming that served as the Company’s corporate headquarters until it relocated to Denver, Colorado in 2015. The Company is the lessor for portions of the building and accounts for the leases as operating leases. For the year ended December 31, 2018 rental income was $186 thousand and building expenses and other miscellaneous expenses were $287 thousand. For the year ended December 31, 2017 rental income was $131 thousand and building expenses and other miscellaneous expenses were $264 thousand. Additionally, in 2017 the Company incurred $188 thousand to settle a lawsuit.

Contingencies

Litigation

APEG Energy II, L.P. (“APEG II”) and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with the Company and its former Chief Executive Officer, David Veltri, as described below. APEG II holds approximately 43% of the Company’s outstanding common stock and was its secured lender prior to the maturity on July 30, 2019 of a credit facility the Company had with APEG II. The costs associated with the ongoing litigation have been a significant use of the Company’s existing cash. While the Company has historically funded all litigation costs out of operated cash flow, continued excessive legal fees associated with litigation could impair the Company’s liquidity profile and ability to fund significant drilling obligations.

APEG II Litigation

On February 14, 2019, the Company’s Board of Directors received a letter from APEG II, the largest shareholder of the Company and, at that time, the Company’s secured lender under the credit facility, urging the Company to work with APEG II and other shareholders to establish a seven-person, independent board of directors, establish a corporate business plan and reduce the Company’s corporate general and administrative expenses. APEG II is the largest shareholder of the Company, owning approximately 43% of its outstanding common stock, and, as of December 31, 2018, was the secured lender under the Company’s credit facility and was owed approximately $936,000 in outstanding principal, which has been repaid in full as discussed below.

APEG II owns approximately 43% of the Company’s outstanding common stock and was owed approximately $936,000 in outstanding principal under the credit facility prior to its expiration.

On February 25, 2019, APEG II provided an access termination notice to the Company’s bank under its collateral documents, and the bank confirmed to the Company that access to its collateral accounts was terminated. On February 26, 2019, APEG II provided account disposition instructions to the Company’s subsidiary’s bank instructing the bank to deliver to APEG II all of the funds held in the collateral accounts, which totaled approximately $1.8 million. The funds were wired by the bank to APEG II on March 1, 2019.

On March 1, 2019, David Veltri, our former Chief Executive Officer and President, filed a lawsuit against APEG II in the Company’s name (the “Texas Litigation”) by filing an Original Petition and Application for Temporary Restraining Order, Temporary Injunction, Permanent Injunction, and Appointment of Receiver, Case No. 2019-15528 (the “Action”), in the District Court of Harris County Texas, 190th Judicial District (the “State Court”), naming APEG II and its general partner as defendants. The State Court granted the motion for a temporary restraining order (“TRO”) and ordered APEG to return immediately approximately $1.8 million in cash previously wired to APEG II.

On March 4, 2019, APEG II filed a Notice of Removal and an Emergency Motion to Stay or Modify State Court Temporary Restraining Order in the United States District Court for the Sothern District of Texas, Houston Division, Case No. 4:19-cv-00754 (the “Texas Federal Court”), in order to remove the Texas Litigation from the State Court to the Federal District Court and to stay or modify the TRO. Following a hearing on March 4, 2019, the Texas Federal Court vacated the TRO. On March 7, 2019, at the continued hearing on emergency motions, the Court ordered APEG to return our funds, less the outstanding balance due to APEG II under the credit facility of approximately $936,000, and the Company received back approximately $850,000.

On February 25, 2019, the Board meeting at which it voted to terminate for cause Mr. Veltri from his position as Chief Executive Officer and President as a result of using Company funds in excess of, and inconsistent with, certain authority granted by the Board and other reasons. Mr. Veltri, along with Mr. Hoffman, called into question whether or not such action was properly taken at the Board meeting. On March 8, 2019, the Company’s Audit Committee, as an official committee of the Board, represented by independent counsel retained by the Audit Committee, intervened by filing in the Texas Litigation an Emergency Motion of the Official Audit Committee of the Board of U.S. Energy Requesting Company Protections Necessary for Releasing Funds Pending Internal Investigation (the “AC Motion”). The AC Motion requested that the Texas Federal Court order that all of the Company’s funds, financial, and monetary matters be placed under the control of the Company’s Chief Financial Officer and that control of these functions be removed from the Company’s Chief Executive Officer, who the Audit Committee believed had been properly terminated by the Board on February 25, 2019.

On March 12, 2019, the Texas Federal Court granted the AC Motion and issued an additional Management Order, ordering that any disbursement made by the Company must be approved in writing by the Audit Committee in advance. Additionally, the Management Order stated that the Company’s Chief Financial Officer must be appointed as the sole signatory on all of the Company’s bank accounts.

Litigation with Former Chief Executive Officer

In connection with the above described litigation with APEG II, APEG II then initiated a second lawsuit on March 18, 2019 as a shareholder derivative action in Colorado against Mr. Veltri, the Company’s former Chief Executive Officer, Chairman of the Board, and President as a result of his refusal to recognize the Board’s decision to terminate him for cause (the “Colorado Litigation”). The Company was named as a nominal defendant in the Colorado litigation, Civil Action No. 1:19-cv-00801 before the United States District Court for the District of Colorado (the “Colorado Federal Court”), filed on March 18, 2019.

The APEG II complaint in the Colorado Litigation alleged that Mr. Veltri’s employment was terminated by the Board of Directors and sought an injunction and temporary restraining order against Mr. Veltri to prevent him from continuing to act as Chief Executive Officer, President and Chairman, which he claimed he was entitled to continue doing. Mr. Veltri currently remains a member of the Board of Directors of the Company.

Meanwhile, APEG II asserted claims against the Company directly in the Texas Litigation, while in roughly the same period, counsel for Mr. Veltri withdrew from the Texas Litigation, leaving the Company without counsel with respect to the claims asserted in the Company’s name and the APEG II claims asserted against the Company in the Texas Litigation. The Texas Federal Court ordered the Audit Committee to identify counsel to represent or act in the name of the Company in the Texas Litigation on or by April 30, 2019. On that date, the Audit Committee took over the control of the defense of the Company, prosecution of its claims against APEG II, and filed third-party claims on behalf of the Company against Mr. Veltri and John Hoffman, asserting that Mr. Veltri was responsible for any damages that APEG II claims, including attorneys’ fees, and that Mr. Veltri and Mr. Hoffman should be removed from the Board of Directors in accordance with the laws of the State of Wyoming, the state of the Company’s incorporation. On May 22, 2019, the Company and APEG II entered into a settlement agreement with Mr, Hoffman pursuant to which Mr. Hoffman agreed to resign from the Board of Directors and committees thereof, and the Company agreed to pay up to $50,000 of Mr. Hoffman’s legal fees incurred with respect to the Texas Litigation. Further, the Company released Mr. Hoffman from any claims related to the Texas Litigation, APEG II released the Company from any claims that may have been caused by Mr. Hoffman, and Mr. Hoffman released the Company and two of the Company’s current directors from any and all claims Mr. Hoffman may have.

In the Colorado Litigation, the Colorado Federal Court entered an order on May 16, 2019 (the “Order”) granting interim preliminary injunctive relief to APEG II against Mr. Veltri, holding that Mr. Veltri, without authorization, continued to hold himself out to be and continued to act as the Company’s President and Chief Executive Officer. Pursuant to the Order, Mr. Veltri was preliminarily enjoined from acting as, or holding himself out to be, the Company’s President and/or Chief Executive Officer. Ryan Smith, the Chief Financial Officer of the Company, was appointed temporary custodian of the Company with the charge to act as the Company’s interim Chief Executive Officer.

On May 30, 2019, and following briefing by the parties to the Colorado Litigation, the Colorado Federal Court issued a subsequent order (the “Second Order”), appointing C. Randel Lewis as custodian of the Company pursuant to the Wyoming Business Corporation Act and to take over for Mr. Smith to act as the Company’s interim Chief Executive Officer and to serve on the Board of Directors as Chairman. As noted in the Second Order, two of the Company’s Board members had moved in the Board meeting on February 25, 2019 to terminate Mr. Veltri as President and Chief Executive Officer for cause by a vote of two to one. However, there was a dispute among the Board members as to whether the Board meeting was properly called and whether Mr. Veltri should have been allowed to vote on his own termination. The outcome of the vote on Mr. Veltri’s termination was in dispute as Mr. Veltri contended that he should have voted on his termination, and had he voted, Mr. Veltri would have voted against his own termination, thus creating a board deadlock preventing his termination. Specifically, Mr. Veltri contended the Board, which consisted of four members at that time, remained deadlocked on the issue, which prompted APEG II to file the above-mentioned suit against Mr. Veltri to have him removed as the Company’s President and Chief Executive Officer. The Second Order noted that the primary purpose of having Mr. Lewis serve as custodian was to resolve the aforementioned Board deadlock. Pursuant to the Second Order, Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the next annual meeting of the Company’s shareholders. Following such annual meeting, the Board of Directors is to vote on a new Chief Executive Officer to replace Mr. Lewis in that role, and which tenure may last only so long as it takes the Colorado Federal Court to resolve the disputes in the Colorado Litigation, and Mr. Lewis will be discharged from serving as the Company’s custodian, Interim Chief Executive Officer and as a member of the Board.

Following the issuance of the Second Order, the Audit Committee of the Company, which had been continuing its investigation into Mr. Veltri’s actions while he served as President and Chief Executive Officer, engaged an independent accounting firm to conduct a forensic accounting of the Company’s books and records in an effort to determine whether certain of Mr. Veltri’s actions regarding his use of Company funds was appropriate and authorized. See “Audit Committee Investigation” below. Following the completion of such investigation, the Audit Committee met on June 21, 2019 and voted unanimously to recommend to the Board to reaffirm its termination of Mr. Veltri for cause by ratifying its prior actions at the Board meeting on February 25, 2019. The Board, which following the issuance of the Second Order was reconstituted with all five members as required by the Company’s bylaws and the Second Order, met on August 5, 2019 and received a report from the Audit Committee. Following such report, the Board approved and ratified the termination of Mr. Veltri as President and Chief Executive Officer for cause. For a summary of the investigation of the forensic accountants engaged by the Audit Committee, see below “–Recent Developments—Audit Committee Investigation” below.

Both the Texas Litigation and the Colorado Litigation remain pending.

Audit Committee Investigation

Following the termination of the Company’s former Chief Executive Officer, President and Chairman of the Board on February 25, 2019, the Company’s independent auditors, Plante & Moran PLLC, informed the Audit Committee that the auditors had found at least one instance of irregularities in the submission and payment of expense reports with respect to the former Chief Executive Officer. The Company’s Audit Committee engaged independent legal counsel, which engaged an independent accounting firm to conduct a forensic accounting investigation of the Company’s expense reporting system in relation to issues raised by the Company’s independent auditors regarding potential financial improprieties related to expense reports, including examining expense reports and third-party expenditures made by or through the former Chief Executive Officer or his staff. The investigation was expanded into a forensic investigation of the integrity of the Company’s computer-based record keeping after Mr. Veltri and Mr. Hoffman managed to reset the security codes to give them complete control of the Company’s books and records temporarily and exclude our other officers and directors ability to access those records during that period, which further raised concerns with respect to material weaknesses in the Company’s internal control over financial reporting. The scope of the forensic accounting and investigation covered the period from January 1, 2017 through March 31, 2019. The Company’s Audit Committee has taken certain steps in response to the forensic accounting investigation. See “Item 9A. Controls and Procedures—Changes in Control Over Financial Reporting-Management’s Remediation Plan.”

The forensic accounting investigation was completed on June 13, 2019 and resulted in the finding of a number of irregularities and reimbursements for personal expenses or expenses that were unrelated to furthering the Company’s business. An expense report was submitted in October 2018 that included $1,537.08 for the registration of a vehicle owned by an affiliated entity of Mr. Hoffman, as well as insurance premiums for the vehicle totaling $813. Mr. Hoffman repaid the Company in full for such amounts in connection with his resignation and settlement agreement with the Company in May 2019. It is possible that these payments by the Company on behalf of Mr. Hoffman could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if such payments resulted in a violation of that provision. If, however, it is determined these payments violated the prohibitions of Section 402, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these payments. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

In addition, the investigation found that the former Chief Executive Officer, David Veltri, had expense reports that consistently lacked detailed receipts and descriptions of the business purpose of each expense. The expense reimbursements did not go through a review process or require Board approval or approval from any other employee, as the Company did not have in place any expense report policy or other process for pre-approving expenses prior to incurring such expense. Mr. Veltri was the sole signatory on the Company’s bank accounts and effectively had sole authority to approve his own expense reports when he provided reimbursement checks to himself and controlled all funds of the Company.

The forensic accounting investigation and the Company’s internal investigation also identified numerous expense items on Mr. Veltri’s expense reports that appeared to be personal in nature, or lacked adequate documentation showing that such expense was for legitimate business purposes. These expense items totaled at least $81,014, of which $32,194 was incurred during the year ended December 31, 2017, $34,203 was incurred during the year ended December 31, 2018 and $14,617 was incurred during 2019 prior to Mr. Veltri’s termination. The Company is reclassifying the entire $81,014 reimbursed to Mr. Veltri as additional compensation and taxable income. In addition, The Company has accrued payroll taxes payable on the additional compensation, however, we have not accrued penalties and interest that may be assessed because the amount of such penalties and interest cannot be reasonably determined.

The report also indicated that Mr. Veltri used the Company’s vendors for his own personal benefit. Mr. Veltri bypassed the Company’s accounts payable process by paying third-party vendors personally through expense reports and then approved his own expense reports, which limited the visibility of the payments and review by the Company’s accounting personnel. Mr. Veltri personally obtained reimbursements for several charges incurred by a consultant hired by the Company, which consultant potentially had a conflict of interest with the Company. The reimbursements totaled $2,710, and such reimbursements were highly unusual since the consultant included its expenses directly on its own invoices. The independent accounting firm conducting the forensic accounting investigation called into question other payments made to the consultant because of the vagueness of the work descriptions and project details provided by the consultant, and the independent accounting firm questioned Mr. Veltri’s judgment and the legitimacy of the services provided by the consultant for which the Company paid a total of $38,774. The forensic investigation revealed that Mr. Veltri may have made personal loans to the owners of the consulting firm, which indicates that a conflict of interest existed between Mr. Veltri’s personal interests and the Company’s best interests.

Mr. Veltri also incurred $47,156 in third-party professional fees in connection with a potential transaction with a company controlled by a former Board member, which transaction and related expenses in evaluating the potential transaction were not approved by the Board. The professional fees when incurred were treated as unevaluated prospect cost and included in unproved oil and gas properties. At December 31, 2018, the total amount of the fees was impaired and transferred to the full cost pool.

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed, and the Company is currently seeking a refund of such funds from the seller. While the Company is pursuing collection of the deposit, the Company has established an allowance for the entire $374 thousand due from the seller due to the uncertainty of collection of the deposit. See Note 8-Write-off of Deposit.

Lessee Operating Leases. In August 2017, the Company entered into a lease agreement for office space in Denver, Colorado. The original term of the lease is 65 months, extending until January 2023. At December 31, 2018, the future minimum rental commitments of the lease were $0.3 million. The following table presents the future minimum rental commitments at December 31, 2018, by year (in thousands):

Year	Amount
2019	$72
2020	73
2021	74
2022	76
2023	6

Rent expense was $80 thousand and $85 thousand for the years ended December 31, 2018, and 2017, respectively.

12. PREFERRED STOCK

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

On February 12, 2016, the Company issued 50,000 shares of newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”). The Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at $40 per share for an aggregate $2 million. The Preferred Stock liquidation preference, initially $2 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock may initially be converted into 13.33 shares of the Company’s $0.01 par value Common Stock (the “Conversion Rate”) for an aggregate of 666,667 shares. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At December 31, 2018, the aggregate number of shares of Common Stock issuable upon conversion is 793,349 shares, which is the maximum number of shares issuable upon conversion.

The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis. The Preferred Stock does not vote with the Company’s Common Stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Preferred Stock have the right to approve specified matters as set forth in the certificate of designation and have the right to require the Company to repurchase the Preferred Stock in connection with a change of control. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provides MEM rights to certain information and Board observer rights. MEM has agreed that it, along with its affiliates, will not acquire more than 16.86% of the Company’s issued and outstanding shares of Common Stock. In addition, MEM has the right to demand registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon conversion of the Preferred Stock.

13. SHAREHOLDERS’ EQUITY

At-the-Market Offering

In January 2018, the Company entered into a common stock sales agreement with a financial institution pursuant to which the Company could offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the year ended December 31, 2018, the Company issued 1,288,537 shares of common stock at an average price of $1.41 for total net proceeds before offering expenses of approximately $1.8 million. Offering expenses, including broker fees and legal costs related to the at-the-market offering totaled $151 thousand. In January 2019, the Company terminated the at-the-market offering.

Warrants

In December 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a net gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.05 per share, subject to adjustment, for a period of five years from closing. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $0.08 million being attributed to common stock. The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded as a liability and are accounted for at fair value with changes in fair value reported in earnings. At December 31, 2018 and 2017, the Company had a warrant liability of $0.4 million and $1.2 million, respectively. As a result of common stock issuances made during the year ended December 31, 2018, the warrant exercise price was reduced from $2.05 to $1.13 per share pursuant to the original warrant agreement.

Stock Option Plans

In December 2001, the Board of Directors adopted, and the Company’s shareholders subsequently approved, the U.S. Energy Corp. 2001 Incentive Stock Option Plan (the “2001 ISOP”). The 2001 ISOP, as subsequently amended and approved by the Company’s shareholders, reserved for issuance 25% of the Company’s shares of common stock issued and outstanding at any time. The 2001 ISOP had a term of 10 years which expired in December 2011. Accordingly, no options may be granted under the 2001 ISOP. During 2018, all of the remaining stock options outstanding under the 2001 ISOP expired.

In June 2012, the Board of Directors adopted the U.S. Energy Corp. 2012 Equity and Performance Incentive Plan (the “2012 Equity Plan”). The 2012 Equity Plan, as amended and approved by shareholders in June 2015, and as further amended and approved by shareholders in July 2017, reserves for issuance to the Company’s employees and directors a total of 1,533,333 shares of the Company’s common stock. The 2012 Equity Plan has a term of 10 years and expires in June 2022. As of December 31, 2018, options for a total of 292,350 shares are outstanding under the 2012 Equity Plan and expire on various dates through January 2025.

Director and Advisory Board Members Option Plan. In June 2008, the Board of Directors adopted, and the shareholders subsequently approved, the 2008 Stock Option Plan for U.S. Energy Corp. Independent Directors and Advisory Board Members (the “2008 Director SOP”). The 2008 Director SOP reserved for issuance 1.0% of the Company’s shares of common stock issued and outstanding at any time. The 2008 Director SOP had an original term of 10 years. However, as a result of shareholder approval in June 2015 of an amendment to the 2012 Equity Plan, no additional options may be granted under the 2008 Director SOP. As of December 31, 2018, options for a total of 28,112 shares were outstanding under the 2008 Director SOP and expire on various dates through September 2024.

A summary of the combined activity in the 2001 ISOP, the 2012 Equity Plan, and the 2008 Director SOP for the years ended December 31, 2018 and 2017 is as follows:

	2018		2017
	Shares	Price (1)	Shares	Price (1)

Outstanding, beginning of year	389,687	$8.05	390,525	$20.64
Granted	-	-	170,000	1.00
Forfeited	-	-	-	-
Expired	(69,225)	15.12	(170,838)	29.82
Exercised	-	-	-	-

Outstanding, end of year	320,462	$6.52	389,687	$8.05

Exercisable, end of year	265,462	$7.63	274,132	$10.79

(1)	Represents the weighted average price.

No stock options were exercised during the years ended December 31, 2018 or 2017.

The following table summarizes information for stock options outstanding and for stock options exercisable at December 31, 2018:

Options Outstanding					Options Exercisable
	Exercise Price
Number	Range			Remaining	Number	Weighted
of Shares	Low	High	Weighted Average	Contractual Term (years)	of Shares	Average Exercise Price

170,000	$0.72	$1.16	$1.00	8.8	115,000	$0.93
106,290	9.00	12.48	10.62	5.3	106,290	10.62
29,171	13.92	17.10	14.74	3.4	29,171	14.74
15,001	22.62	30.24	24.03	4.5	15,001	24.03

320,462	$0.72	$30.24	$6.52	6.9	265,462	$7.63

For the years ended December 31, 2018 and 2017, total stock-based compensation expense associated with stock options was $0.1 million and $0.3 million, respectively. As of December 31, 2018, there was $0.1 million of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through November 2019. In estimating the fair value of stock options issued in 2017, the Company used the Black-Scholes option-pricing model with the following assumptions:

Expected lives (in years)	10.0
Risk-free interest rate	2.33%
Expected volatility	80.0%
Expected dividend yield	0.0%

In May 2018, the Company granted 485,168 unrestricted shares of common stock to Company employees and recorded $0.6 million of stock-based compensation expense. For the year ended December 31, 2018 and 2017, total stock-based compensation related to stock grants was $0.6 million and $0.3 million, respectively. As of December 31, 2018, there was no unrecognized expense related to common stock grants.

14. INCOME TAXES

The Company incurred net losses for each of the years ended December 31, 2018 and 2017, and the Company has recorded valuation allowances for its net deferred tax assets for each of those years. Accordingly, the Company has not recognized a benefit for income taxes in the accompanying financial statements. Income tax benefit using the Company’s effective income tax rate differs from the U.S. federal statutory income tax rate due to the following:

	2018	2017
	(in thousands)
Income tax benefit at federal statutory rate	$218	$472
State income tax benefit, net of federal impact	37	38
Change in federal tax rate, net of state benefit (1)	-	(5,440)
Change in state tax rate, net of federal benefit	(435)
Loss on debt to equity conversion	-	(1,630)
Change in value of warrant	163	-
Effect of Section 382 limitation	(1,303)	(29,803)
Incentive stock options and restricted stock not deductible for tax purposes	-	964
Percentage depletion carryover	4	138
Prior year true up	451	1,076
Other	50	76
Decrease in valuation allowance	815	34,109

Income tax benefit (expense)	$-	$-

(1)	The change in the federal tax rate was due to the passage of Public Law 115-97 (Tax Cuts and Jobs Act). This resulted in a provisional reduction of the Company’s deferred tax assets before valuation analysis primarily due to a reduction in the U.S. statutory rate from 35% to 21%.

The components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryover (2)	$3,594	$874
Property and equipment	4,306	7,123
Percentage depletion and contribution carryovers(2)	1,721	1,872
Alternative minimum tax credit carryover (2)	42	785
Equity method investment and other	592	398
Deferred compensation liability	9	8
Asset retirement obligations	221	221
Stock-based compensation	61	83

Total deferred tax assets	10,546	11,364

Deferred tax liabilities:
Property and equipment	-	-
Other	-	(3)

Total deferred tax liabilities	-	(3)

Net deferred tax assets	10,546	11,361
Less valuation allowance	(10,546)	(11,361)

Net deferred tax asset	$-	$-

(2)

In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code (“I.R.C.”) Section 382. As a result, the Company wrote-off $29.8 million of gross deferred tax assets in 2017, and an additional $2.4 million in gross deferred tax assets in 2018. Since the Company has maintained a valuation allowance against these tax assets there is no impact to the consolidated statement of operations in either year.

As of December 31, 2018, The Company has approximately $4.2 million of net operating loss carryovers (after limitations) for federal income tax purposes. The net operating losses are not subject to limitation under I.R.C. Section 382 and carry forward indefinitely.

I.R.C. Section 382 of the Internal Revenue Code limits the Company’s ability to utilize the tax deductions associated with its oil and gas properties to offset taxable income in future years, due to the existence of a Net Unrealizable Built-In Loss (“NUBIL”) at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control. In the event the Company has Recognized Built-In Losses (“RBIL”) during the five-year period, those losses will be limited; losses exceeding the annual limitation are carried forward as RBIL carryovers. As of December 31, 2018, the Company has approximately $4.4 million of RBIL carryovers, which carry forward indefinitely subject to the annual limitation.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the years ended December 31, 2018 and 2017, no adjustments were recognized for uncertain tax positions.

The Company files income tax returns in U.S. federal and multiple state jurisdictions. The Company is subject to tax audits in these jurisdictions until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2014. The Company is open for various state tax examinations for tax years 2013 and later.

15. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the years ended December 31, 2018 and 2017, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands except per share data)
Net loss	$(1,040)	$(1,361)
Accrued dividend on Series A Preferred Stock	(329)	(295)
Net loss applicable to common shareholders	$(1,369)	$(1,656)

Basic weighted-average common shares outstanding	12,889	5,900
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	12,889	5,900

Basic net loss per share	$(0.11)	$(0.28)
Diluted net loss per share	$(0.11)	$(0.28)

For the years ended December 31, 2018 and 2017, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2018	2017
	(in thousands)
Stock options	320	390
Warrants	1,000	1,000
Series A Preferred Stock	793	793
Unvested shares of restricted common stock	-	6

Total	2,113	2,189

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our fair value measurements are estimated pursuant to a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the hierarchy level. The three levels of inputs that may be used to measure fair value are defined as:

Level 1 - Quoted prices for identical assets and liabilities traded in active exchange markets.

Level 2 - Observable inputs other than Level 1 that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities inactive markets, or other observable inputs that can be corroborated by observable market data.

Level 3 - Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Oil and Natural Gas Price Risk Derivative Valuation Methodologies

The Company determines its estimate of the fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets, quotes from third parties, the credit rating of the counterparty and the Company’s own credit rating. In consideration of counterparty credit risk, the Company assesses the likelihood that the counterparty to the derivative would default by failing to make any contractually required payments. Additionally, the Company considers that it is of adequate credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. The crude oil derivative markets are highly active. Although the Company’s derivative instruments are valued using indices, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange. As such, the Company has classified these instruments as Level 2.

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other liability provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants during 2018. The Company worked with a third-party valuation expert estimating the value of the warrants at December 31, 2018 and 2017 using a Lattice model, with the following assumptions:

	2018	2017

Number of warrants outstanding	1,000,000	1,000,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$1.13	$2.05
Stock price	$0.67	$1.50
Dividend yield	0%	0%
Average volatility rate	90%	90%
Risk free interest rate	2.47%	2.15%

An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants. As of December 31, 2018, and 2017, the fair value of the warrants was $0.4 million and $1.2 million, respectively.

Marketable Equity Securities Valuation Methodologies

The fair value of marketable equity securities is based on quoted market prices obtained from independent pricing services. The Company has investments in the marketable equity securities of Anfield Resources Inc, (“Anfield”) and Sutter Gold Mining Compnay, (“Sutter”). Anfield is traded is traded in an active market and has been classified as Level 1, Sutter is traded in a less active market, and accordingly has been classified as Level 2.

Other Financial Instruments

The carrying amount of cash and equivalents, oil and natural gas sales receivable, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The recorded amount for the credit facility discussed in Note 9-Debt, approximates the fair market value due to its expiration in July 2019 and the variable nature of the interest rate.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in thousands)
Assets:
Marketable Equity Securities	533	3	-	536	868	8	-	876
Total	$533	$3	$-	$536	$868	$8	$-	$876
Liabilities:
Warrants	-	-	425	425	-	-	1,200	1,200
Derivatives	-	-	-	-	-	161	-	161
Total	$-	$-	$425	$425	$-	$161	$1,200	$1,361

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Year Ended December 31,
	2018	2017
	(in thousands)
Fair value of Level 3 instruments liabilities beginning of period	$1,200	$1,030

Net unrealized (gain) loss on warrant valuation	(775)	170
	-
Fair value of Level 3 instruments liabilities end of period	$425	$1,200

17. UNAUDITED SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION

Oil and Natural Gas Reserves (Unaudited)

Proved reserves are estimated quantities of oil, NGLs and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Oil and natural gas prices used are the average price during the 12-month period prior to the effective date of the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements. Proved developed reserves are reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and natural gas reserve quantities at December 31, 2018 and 2017 and the related discounted future net cash flows before income taxes are based on the estimates prepared by Jane E. Trusty, PE. Such estimates have been prepared in accordance with guidelines established by the SEC. All of the Company’s estimated proved reserves are located in the United States.

The Company’s estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below for the years ended December 31, 2018 and 2017:

	2018		2017
	Oil	Gas	Oil	Gas
	(bbls)	(mcfe) (1)	(bbls)	(mcfe) (1)

Total proved reserves:
Reserve quantities, beginning of year	676,030	888,507	657,280	1,379,163
Revisions of previous estimates	88,956	58,177	302,530	55,072
Discoveries and extensions	61,277	78,007	22,802	21,787
Sale of minerals in place	-	-	(194,667)	(118,944)
Production	(75,003)	(286,692)	(111,915)	(448,571)

Reserve quantities, end of year	751,260	737,998	676,030	888,507

(1)	Mcf equivalents (Mcfe) consist of natural gas reserves in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

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

Future cash inflows and production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated future reserve quantities. The following prices as adjusted for transportation, quality, and basis differentials were used in the calculation of the standardized measure:

	2018	2017

Oil per Bbl	$65.56	$51.34
Gas per Mcfe (1)	$3.10	$2.98

(1)	Consists of the weighted average price for natural gas in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved reserves in place at the end of the period using year-end costs and assuming continuation of existing economic conditions. Estimated future income taxes are computed using the current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The standardized measure of discounted future net cash flows relating to the Company’s proved oil and natural gas reserves is as follows as of December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Future cash inflows	$49,457	$34,424
Future cash outflows:
Production costs	(23,648)	(18,518)
Development costs	-	-
Income taxes	(4,341)	-

Future net cash flows	21,468	15,906
10% annual discount factor	(9,869)	(6,653)

Standardized measure of discounted future net cash flows	$11,599	$9,253

Changes in Standardized Measure (Unaudited)

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)
Standardized measure, beginning of year	$9,253	$6,747
Sales of oil and natural gas, net of production costs	(3,235)	(3,143)
Net changes in prices and production costs	3,419	2,347
Changes in estimated future development costs	-	-
Extensions and discoveries	1,912	511
Sale of minerals in place	-	(1,049)
Revisions in previous quantity estimates	761	3,416
Previously estimated development costs incurred	-	-
Net changes in income taxes	(1,425)	-
Accretion of discount	925	675
Changes in timing and other	(11)	(251)

Standardized measure, end of year	$11,599	$9,253

18. SUBSEQUENT EVENTS

APEG II was the secured lender under the Company’s credit facility and is involved in litigation with the Company, as described in Item 1. Business—Litigation and Liquidity—APEG II Litigation and Note 11-Commitments, Contingencies and Related Party Transactions. As described above, the costs associated with the ongoing litigation have been a significant use of the Company’s existing cash. While the Company has historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair the Company’s liquidity profile and ability to fund significant drilling obligations.

In March 2019, the Company paid off the entire outstanding balance under its credit agreement of approximately $0.9 million, and the credit facility matured in July 2019.

In May 2019, the Company exchanged approximately 905 leasehold acres of the Georgetown formation and deeper rights in Dimmit and Zavala counties for working interests in certain wells that were drilled by CML Exploration in the first half of 2019. The effective date of the exchange was March 1, 2019.

On December 19, 2018, the Company received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for 30 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). Consistent with the Rule, Nasdaq initially provided the Company with a compliance period of 180 calendar days, or until June 17, 2019, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On June 19, 2019, Nasdaq notified the Company that, although the Company has not regained compliance with the minimum $1.00 closing bid price per share requirement, Nasdaq has determined that the Company was eligible for an additional 180 calendar day period, or until December 16, 2019, to regain compliance with the minimum bid price requirement. The second 180-day period relates exclusively to the $1.00 closing bid price deficiency, and the Company may be delisted during the 180-day period for failure to maintain compliance with any other Nasdaq listing requirements for which the Company is currently on notice or which occurs during the 180-day period.

On April 17, 2019, the Company received a letter (the “Notice”) from the Nasdaq notifying the Company that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the Notice, the Company was required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the Notice (by June 17, 2019). On May 21, 2019, the Company received another notice from Nasdaq notifying the Company that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result of the delay in filing its quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit the Company’s plan to meet Nasdaq’s continued listing requirements by May 23, 2019, which it complied with. Nasdaq granted the Company an exception to the Rule until September 16, 2019 to file this delinquent annual report on Form 10-K for the year ended December 31, 2019 and until October 14, 2019 to file its delinquent quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On August 16, 2019, Nasdaq again notified the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. Previously, Nasdaq had granted the Company an exception until September 16, 2019 to file its delinquent Annual Report on Form 10-K for the year ended December 31, 2018 and until October 14, 2019 to file its delinquent Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. On September 3, 2019, the Company submitted to Nasdaq an update to its plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider.

On May 9, 2019, the Company received a letter from Nasdaq notifying it that it was not in compliance with the requirement of Nasdaq Listing Rule 5605(c)(2) for continued listing on Nasdaq as a result of our audit committee being comprised of fewer than three independent directors. It is the position of the Audit Committee that it was comprised of three independent directors prior to May 9, 2019, and that any action taken to remove two of the members of the audit committee was invalid. Subsequent to May 9, 2019, one of the Company’s directors resigned from the Board and from the audit committee. On June 14, 2019, Nasdaq notified the Company that as a result of the appointment of Catherine Boggs to its Board of Directors and audit committee, Nasdaq determined that it was in compliance with Nasdaq Listing Rule 5605(c)(2).

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

(b) Exhibits. The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Amended and Restated Bylaws, dated as of August 5, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed August 9, 2019)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)
10.1(e)**	APEG Energy II, L.P. – Fifth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2017)
10.1(f)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(g)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)

10.2**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.3**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.4**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.5**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.6**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.6.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.7**	Amendment Assignment and Assumption Agreement (Anfield Resources and Uranium One) dated as of August 14, 2014
10.8(a)**	Executive Employment Agreement – David Veltri (effective 10-23-15) (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed August 15, 2016)
10.8(b)**†	Executive Employment Agreement – Ryan Smith (effective 11-21-18) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed November 27, 2018)
10.8(c)**†	Agreement and Release by and among U.S. Energy Corp., Stephen Conrad, Thomas Bandy, Jerry Danni, James Fraser, and Leo Heath dated October 18, 2017 (incorporated by reference from Exhibit 10.8(h) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8(d)**†	Form of Option Agreement between U.S. Energy Corp. and its directors (incorporated by reference from Exhibit 10.8(i) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8(e)**†	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers (incorporated by reference from Exhibit 10.8(j) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8(f)**†	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers (incorporated by reference from Exhibit 10.8(k) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.9**	Series A Convertible Preferred Stock Purchase Agreement between the Company and Mt. Emmons Mining Company dated February 11, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.10**	Investor Rights Agreement between the Company and Mt. Emmons Mining Company dated February 11, 2016 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)
10.11**	Securities Purchase Agreement between the Company and each of the purchasers thereto dated as of December 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2016)
10.12**	Purchase and Sale Agreement, dated October 3, 2017, by and among U.S. Energy Corp., Energy One LLC and Statoil Oil and Gas LP (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017)
10.13**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.14**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)

10.15**	Final Release and Settlement Agreement among U.S. Energy Corp. and Energy One, LLC, and Apeg Energy II, LP, Apeg Energy II GP, LLC and John Hoffman, dated May 22, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
14.1**	Code of Ethics and Conduct (incorporated by reference from Exhibit 14.1 to the Company’s Form 8-K filed August 5, 2019)
16.1**	Letter of Hein & Associates LLP, regarding change in independent registered public accounting firm (incorporated by reference from Exhibit 16.1 to the Company’s Form 8-K filed November 17, 2017)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Accounting Firm (Plante & Moran, PLLC)
23.2*	Consent of Independent Registered Accounting Firm (Moss Adams LLP)
23.3*	Consent of Reserve Engineer (Jane E. Trusty, PE)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2*	Certification under Rule 13a-14(b) of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

** Previously filed.

† Exhibit constitutes a management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: September 16, 2019	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer and principal accounting officer

Date: September 16, 2019	By:	/s/ C. Randel Lewis
C. RANDEL LEWIS, Interim Chief Executive Officer and principal executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 16, 2019	By:	/s/ Catherine J. Boggs
CATHERINE J. BOGGS, Director

Date: September 16, 2019	By:	/s/ J. Weldon Chitwood
J. WELDON CHITWOOD, Director

Date: September 16, 2019	By:	/s/ C. Randel Lewis
C. RANDEL LEWIS, Director

Date: September 16, 2019	By:	/s/ Javier F. Pico
JAVIER F. PICO, Director

