Form 10-Q
period 2019-03-31
US ENERGY CORP
filed 2019-10-15
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-06814

U.S. ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

950 S Cherry St, Suite 1515, Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 13,405,838 shares of its common stock, par value $0.01, outstanding as of October 10, 2019.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,256	$2,340
Oil and natural gas sales receivable	881	697
Related party receivable	2	2
Marketable equity securities	548	536
Refundable deposit, net	50	-
Other current assets	301	113

Total current assets	3,038	3,688

Oil and natural gas properties under full cost method:
Unevaluated properties	3,755	3,728
Evaluated properties	89,205	88,764
Less accumulated depreciation, depletion and amortization	(83,891)	(83,729)

Net oil and natural gas properties	9,069	8,763

Other assets:
Property and equipment, net	2,216	2,249
Right-of-use asset	215	-
Other assets	51	78

Total other assets	2,482	2,327

Total assets	$14,589	$14,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,028	$670
Insurance premium finance note payable	160	-
Accrued compensation and benefits	66	63
Current portion of credit facility	-	937
Other current liabilities	53	-

Total current liabilities	1,307	1,670

Noncurrent liabilities:
Asset retirement obligations	930	939
Warrant liability	417	425
Other liabilities	188	25
Total noncurrent liabilities	1,535	1,389

Commitments and contingencies (Note 8)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $2,943 and $2,856 as of March 31, 2019 and December 31, 2018, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 13,405,838 shares issued and outstanding	134	134
Additional paid-in capital	136,727	136,714
Accumulated deficit	(127,114)	(127,129)

Total shareholders’ equity	9,746	9,719

Total liabilities, preferred stock and shareholders’ equity	$14,589	$14,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands, except share and per share amounts)

	2019	2018
		(restated)(1)
Revenue:
Oil	$1,415	$1,230
Natural gas and liquids	146	325

Total revenue	1,561	1,555

Operating expenses:
Oil and natural gas operations:
Lease operating expense	467	521
Production taxes	98	112
Depreciation, depletion, accretion and amortization	168	145
General and administrative:
Compensation and benefits, including directors fees	279	783
Stock-based compensation	13	13
Professional fees, insurance and other	556	320

Total operating expenses	1,581	1,894

Operating income (loss)	(20)	(339)

Other non-operating income (expense):
Realized loss on commodity price risk derivatives	-	(179)
Unrealized gain on commodity price risk derivatives	-	54
Gain (loss) on marketable equity securities	12	(78)
Warrant revaluation gain	8	270
Rental property loss	(14)	(16)
Recovery of deposit written-off	50	-
Interest expense, net	(21)	(34)
Total other income (expense)	35	17

Net income (loss)	$15	$(322)

Net income (loss)	$15	$(322)
Accrued preferred stock dividends	(87)	(77)
Net loss applicable to common shareholders	$(72)	$(399)
Basic and diluted weighted average shares outstanding	13,405,838	12,148,527
Basic and diluted net loss per share	$(0.01)	$(0.03)

(1)	The condensed consolidated statement of operations for the three months ended March 31, 2018 was restated to include the loss on marketable equity securities in non-operating income rather than other comprehensive income as originally reported.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 and 2018

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2017 (restated) (1)	11,802,768	$118	$134,632	$(126,088)	$8,662
Issuance of shares in at-the-market transactions, net of fees	640,163	6	870	-	876
Amortization of stock option awards	-	-	13	-	13
Net loss	-	-	-	(322)	(322)

Balances, March 31, 2018 (restated) (1)	12,442,931	$124	$135,515	$(126,410)	$9,229

Balances, December 31, 2018	13,405,838	$134	$136,714	$(127,129)	$9,719
Amortization of stock option awards	-	-	13	-	13
Net income	-	-	-	15	15

Balances, March 31, 2019	13,405,838	$134	$136,727	$(127,114)	$9,747

(1)	Shareholders’ equity at December 31, 2017 and March 31, 2018 have been restated to reflect the reclassification of the Company’s Series A preferred stock to temporary equity. In addition, $903 thousand and $981thousand at December 31, 2017 and March 31,2018, respectively, related to the change in the fair value of marketable equity securities was reclassified from accumulated other comprehensive loss to accumulated deficit as a result of the adoption of Accounting Standards Update 2016-01.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands)

	2019	2018
		(restated)(1)
Cash flows from operating activities:
Net income (loss)	$15	$(322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	213	178
Debt issuance cost amortization	7	3
Change in fair value of commodity derivative	-	(54)
(Gain) loss on marketable equity securities	(12)	78
Gain on warrant revaluation	(8)	(270)
Stock-based compensation	13	13
Other	-	5
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(184)	(391)
Transaction deposit	(50)	(124)
Other assets	60	(255)
Increase (decrease) in:
Accounts payable and accrued liabilities	63	(293)
Accrued compensation and benefits	3	19
Payments on operating lease liability	(12)	-

Net cash provided by (used in) operating activities	108	(1,413)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(186)	(44)
Purchase of property and equipment	(1)	(2)

Net cash used in investing activities:	(187)	(46)

Cash flows from financing activities:
Issuance of common stock, net of fees	-	877
Payments on credit facility	(937)	(600)
Payments on insurance premium finance note payable	(68)	-

Net cash (used in) provided by financing activities	(1,005)	277

Net decrease in cash and equivalents	(1,084)	(1,182)

Cash and equivalents, beginning of period	2,340	3,277

Cash and equivalents, end of period	$1,256	$2,095

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$22	$52
Investing activities:
Change in capital expenditure accruals	(295)	-
Adoption of lease standard	228	-
Asset retirement obligations	(15)	-
Financing activities:
Financing of insurance premiums with note payable	228	-

(1)	The condensed consolidated statement of cash flows for the three months ended March 31, 2018 was restated to include the loss due to the change in the fair value of marketable equity securities of $78 thousand in net loss. The amount was originally included in other comprehensive loss.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly owned subsidiary, Energy One LLC, referred to as the “Company” in these Notes to Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused in the acquisition, exploration and development of oil and natural gas properties in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our financial condition as of March 31, 2019, and operating results for the three months ended March 31, 2019, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

Liquidity and Going Concern

As of March 31, 2019, the Company had cash of $1.3 million, a working capital surplus of $1.7 million and an accumulated deficit of $127.1 million. At October 10, 2019, the Company had a cash balance of $1.7 million and accounts payable of approximately $0.4 million. During 2019, the Company has instituted measures to preserve liquidity by reducing the use of third-party contractors, cutting corporate overhead and eliminating other general and administrative costs.

However, our liquidity is affected to a large degree by commodity prices, which have fluctuated significantly during recent years. Currently, the Company does not have any commodity derivative contracts in place to protect it in the event of a downturn in commodity prices. In addition, as described in Note 8-Commitments, Contingencies and Related-Party Transactions the costs associated with the ongoing litigation during 2019 have been a significant use of the Company’s existing cash. Continued excessive legal fees associated with litigation could impair the Company’s liquidity profile. These factors raise substantial doubt about the Company’s ability to fund operations for the next twelve months and continue as a going concern. The accompanying condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; valuation of warrant instruments; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying financial statements include the accounts of U.S. Energy Corp. and its wholly owned subsidiary Energy One LLC (“Energy One”). All inter-company balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation of the accompanying financial statements.

Adopted and Recently Issued Accounting Pronouncements

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), followed by other related ASUs that targeted improvements and additional practical expedient options (collectively “ASU 2016-02”). The standard requires lessees to recognize right-of-use assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets for the lease term. Each lease that is recognized in the balance sheet will be classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and presentation within the statements of cash flows.

The Company evaluated the impacts of ASU 2016-02, which included an analysis of contracts for office leases. As a non-operator of oil and natural gas properties, the Company is not subject to drilling rig agreements, well completion agreements, water handling agreements, or other contracts that include potential lease components. In addition, the scope of ASU 2016-02 does not apply to leases used in the exploration or use of minerals, oil, natural gas or other similar non-regenerative resources. See Note 3-Leases for additional information regarding the Company’s adoption of this standard including policy elections and the impact to the condensed consolidated financial statements at March 31, 2019.

Financial instruments with characteristics of liabilities and equity. On July 13, 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financials Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company assessed the new standard as it relates to warrants issued by the Company in December 2016, which contain a down round feature. The Company determined through an assessment of the warrants in relation to ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, that there were other provisions in the warrant agreement that precluded equity classification, including an option of the holder to receive the calculated fair value of the warrant from the Company in cash in the event of a “Fundamental Transaction,” as defined in the warrant agreement. Therefore, the Company will continue to classify the warrants as liabilities with changes in fair value recorded in other income in the condensed consolidated statement of operations in the period of the change.

2. REVENUE RECOGNITION

The Company’s revenues are derived from its interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that third-party operators of oil and natural gas wells have negotiated with customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenues and costs in the condensed consolidated financial statements were reported gross for the three months ended March 31, 2019, as the gross amounts were known.

The following table presents our disaggregated revenue by major source and geographic area for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
North Dakota
Oil	$522	$795
Natural gas and liquids	51	88
Total	$573	$883

Texas
Oil	$893	$435
Natural gas and liquids	95	77
Total	$988	$512

Louisiana
Oil	$-	$-
Natural gas and liquids	-	160
Total	$-	$160

3. LEASES

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach. Results for the reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with FASB ASC Topic 840-Leases. On January 1, 2019, the Company recorded a $228 thousand right-of-use asset and a $252 thousand lease liability representing the present value of minimum payment obligations associated with the Company’s Denver office operating lease, which has non-cancellable terms in excess of one year. The Company does not have any financing leases. The Company has elected the following practical expedients available under ASC 842 (i) excluding from the condensed consolidated balance sheet leases with terms that are less than one year, (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease, (iii) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (iv) the policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. As such, there was no required cumulative effect adjustment to accumulated deficit at January 1, 2019.

During the three months ended March 31, 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value of $215 thousand and $241 thousand, respectively, under the following captions in the unaudited condensed consolidated balance sheet at March 31, 2019:

March 31, 2019
(in thousands)
Other assets:
Right-of-use asset	215
Other current liabilities	53
Other noncurrent liabilities	$188

The Company recognizes lease expense on a straight line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease costs represent payments for our Houston office lease, which has a lease term of one year.

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$17
Short-term lease cost	4
Total lease cost	$21

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

March 31, 2019
Weighted average lease term (years)	3.8
Weighted average discount rate	8.75%

The future minimum lease commitments as of March 31, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the unaudited condensed consolidated balance sheet as follows:

Amount
(in thousands)
Remainder of 2019	$54
2020	73
2021	75
2022	76
2023	6
Total lease payments	$284
Less: imputed interest	(43)
Total lease liability	$241

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building, which served as the Company’s corporate headquarters until it relocated to Denver, Colorado in 2015. Currently, the building’s eight office suites are rented to non-affiliates and government agencies under operating leases with varying terms from month-to-month to twelve years. The building is included in property and equipment, net on our condensed consolidated balance sheet. The net capitalized cost of the building subject to operating leases at March 31, 2019 is as follows:

March 31, 2019
(in thousands)
Building subject to operating leases	$4,012
Less: accumulated depreciation	3,169
Building subject to operating leases, net	$843

The future lease maturities of the Company’s operating leases as of March 31, 2019 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2019	$118
2020	127
2021	130
2022	134
2023	138
2024	142
Remaining through June 2029	695
Total lease maturities	$1,484

The Company recognized the following operating lease income related to its Riverton, Wyoming office building for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating lease income	$48	$45

4. COMMODITY PRICE RISK DERIVATIVES

Energy One from time to time enters into commodity price derivative contracts (“economic hedges”). The derivative contracts are typically priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. U.S. Energy Corp. guarantees Energy One’s obligations under economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. As of and during the three-month period ended March 31, 2019, the Company did not have any commodity price derivatives. The following table presents the Company’s realized and unrealized derivative gains and losses for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net derivative gain (loss):
Realized gains and (losses):
Oil	$-	$(186)
Natural gas	-	7
Total	$-	$(179)

Unrealized gains and (losses):
Oil	$-	$68
Natural Gas	-	(14)
Total	$-	$54

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2019, the Company used $61.45 per barrel for oil and $3.02 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

There was no impairment for the three-month periods ended March 31, 2019 and 2018 of the Company’s oil and natural gas properties. Impairment charges in previous years are generally the result of declines in the price of oil and natural gas, additional capitalized well costs and changes in production.

6. DEBT

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., Energy One and APEG Energy II, L.P. (“APEG II”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility for 5,819,270 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction. As of March 31, 2019, APEG II held approximately 43% of the Company’s outstanding common stock.

As of March 31, 2019, there were no outstanding borrowings under the credit facility. At December 31, 2018, outstanding borrowings under the credit facility were $937 thousand. The credit facility was repaid in full on March 1, 2019, and the credit facility matured on July 30, 2019. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense on the credit facility for the three-month period ended March 31, 2019 and 2018 was $20 thousand and $36 thousand, respectively, including the amortization of debt issuance costs of $7 thousand and $3 thousand, respectively. The weighted average interest rate on the credit facility was 8.75% for both the three-month periods ended March 31, 2019, and 2018.

Pursuant to the terms of the credit facility, Energy One was required to comply with customary affirmative covenants and with certain negative covenants. The principal negative financial covenants did not permit (i) the Proved Developed Producing Coverage Ratio to be less than 1.2 to 1; and (ii) the current ratio to be less than 1.0 to 1.0. Additionally, the credit facility prohibited or limited Energy One’s ability to incur additional debt, pay cash dividends and other restricted payments, sell assets, enter into transactions with affiliates, and to merge or consolidate with another company. U.S. Energy Corp. was a guarantor of Energy One’s obligations under the credit facility. U.S. Energy Corp. and Energy One are currently involved in litigation with APEG II and its general partner, APEG Energy II, GP (together with APEG II, “APEG”). See Note 8-Commitments, Contingencies and Related-Party Transactions.

7. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a letter of intent with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250 thousand option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In February 2018, the Company paid an additional $124 thousand to CETA. In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited, at which time CETA made a partial payment of $50 thousand. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining amount due from CETA of $324 thousand at March 31, 2019 due to the uncertainty of collection of the deposit. See Note 8-Commitments, Contingencies and Related-Party Transactions.

8. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

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

On February 25, 2019, APEG II provided an access termination notice to the Company’s bank under its collateral documents, and the bank confirmed to the Company that access to its collateral accounts was terminated. On February 26, 2019, APEG II provided account disposition instructions to the Company’s subsidiary’s bank instructing the bank to deliver to APEG II all of the funds held in the collateral accounts, which totaled $1,794,294. The funds were wired by the bank to APEG II on March 1, 2019.

On March 1, 2019, David Veltri, our former Chief Executive Officer and President, filed a lawsuit against APEG II in the Company’s name (the “Texas Litigation”) by filing an Original Petition and Application for Temporary Restraining Order, Temporary Injunction, Permanent Injunction, and Appointment of Receiver, Case No. 2019-15528 (the “Action”), in the District Court of Harris County Texas, 190th Judicial District (the “State Court”), naming APEG II and its general partner as defendants. The State Court granted the motion for a temporary restraining order (“TRO”) and ordered APEG to return immediately the $1,794,294 in cash previously wired to APEG II.

On March 4, 2019, APEG II filed a Notice of Removal and an Emergency Motion to Stay or Modify State Court Temporary Restraining Order in the United States District Court for the Sothern District of Texas, Houston Division, Case No. 4:19-cv-00754 (the “Texas Federal Court”), in order to remove the Texas Litigation from the State Court to the Federal District Court and to stay or modify the TRO. Following a hearing on March 4, 2019, the Texas Federal Court vacated the TRO. On March 7, 2019, at the continued hearing on emergency motions, the Court ordered APEG to return our funds, less the outstanding balance due to APEG II under the credit facility of $936,620, and the Company received back $857,674.

On February 25, 2019, the Board held a meeting at which it voted to terminate for cause Mr. Veltri from his position as Chief Executive Officer and President as a result of using Company funds in excess of, and inconsistent with, certain authority granted by the Board and other reasons. Mr. Veltri, along with John Hoffman, a member of the Board, called into question whether or not such action was properly taken at the Board meeting. On March 8, 2019, the Company’s Audit Committee, as an official committee of the Board, represented by independent counsel retained by the Audit Committee, intervened by filing in the Texas Litigation an Emergency Motion of the Official Audit Committee of the Board of U.S. Energy Requesting Company Protections Necessary for Releasing Funds Pending Internal Investigation (the “AC Motion”). The AC Motion requested that the Texas Federal Court order that all of the Company’s funds, financial, and monetary matters be placed under the control of the Company’s Chief Financial Officer and that control of these functions be removed from the Company’s Chief Executive Officer, who the Audit Committee believed had been properly terminated by the Board on February 25, 2019.

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

Litigation with Former Chief Executive Officer

In connection with the above described litigation with APEG II, APEG II then initiated a second lawsuit on March 18, 2019 as a shareholder derivative action in Colorado against Mr. Veltri, the Company’s former Chief Executive Officer, Chairman of the Board, and President, as a result of his refusal to recognize the Board’s decision to terminate him for cause (the “Colorado Litigation”). The Company was named as a nominal defendant in the Colorado litigation, Civil Action No. 1:19-cv-00801 before the United States District Court for the District of Colorado (the “Colorado Federal Court”), filed on March 18, 2019.

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

Meanwhile, APEG II asserted claims against the Company directly in the Texas Litigation, while in roughly the same period, counsel for Mr. Veltri withdrew from the Texas Litigation, leaving the Company without counsel with respect to the claims asserted in the Company’s name and the APEG II claims asserted against the Company in the Texas Litigation. The Texas Federal Court ordered the Audit Committee to identify counsel to represent or act in the name of the Company in the Texas Litigation on or by April 30, 2019. On that date, the Audit Committee took over the control of the defense of the Company, prosecution of its claims against APEG II, and filed third-party claims on behalf of the Company against Mr. Veltri and John Hoffman, asserting that Mr. Veltri was responsible for any damages that APEG II claims, including attorneys’ fees, and that Mr. Veltri and Mr. Hoffman should be removed from the Board of Directors in accordance with the laws of the State of Wyoming. On May 22, 2019, the Company and APEG II entered into a settlement agreement with Mr. Hoffman pursuant to which Mr. Hoffman agreed to resign from the Board of Directors and committees thereof, and the Company agreed to pay up to $50,000 of Mr. Hoffman’s legal fees incurred with respect to the Texas Litigation. Further, the Company released Mr. Hoffman from any claims related to the Texas Litigation, APEG II released the Company from any claims that may have been caused by Mr. Hoffman, and Mr. Hoffman released the Company and two of the Company’s current directors from any and all claims Mr. Hoffman may have.

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

On May 30, 2019, and following briefing by the parties to the Colorado Litigation, the Colorado Federal Court issued a subsequent order (the “Second Order”) appointing C. Randel Lewis as custodian of the Company pursuant to the Wyoming Business Corporation Act and to take over for Mr. Smith in acting as the Company’s interim Chief Executive Officer and to serve on the Board of Directors as Chairman. As noted in the Second Order, two of the Company’s Board members had moved in the Board meeting on February 25, 2019 to terminate Mr. Veltri as President and Chief Executive Officer for cause by a vote of two to one. However, there was a dispute among the Board members as to whether the Board meeting was properly called and whether Mr. Veltri should have been allowed to vote on his own termination. The outcome of the vote on Mr. Veltri’s termination was in dispute as Mr. Veltri contended that he should have voted on his termination, and had he voted, Mr. Veltri would have voted against his own termination, thus creating a board deadlock preventing his termination. Specifically, Mr. Veltri contended the Board, which consisted of four members at that time, remained deadlocked on the issue, which prompted APEG II to file the above-mentioned suit against Mr. Veltri to have him removed as the Company’s President and Chief Executive Officer. The Second Order noted that the primary purpose of having Mr. Lewis serve as custodian was to resolve the aforementioned Board deadlock. Pursuant to the Second Order, Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the next annual meeting of the Company’s shareholders. Following such annual meeting, the Board of Directors is to vote on a new Chief Executive Officer to replace Mr. Lewis in that role, and which tenure may last only so long as it takes the Colorado Federal Court to resolve the disputes in the Colorado Litigation, and Mr. Lewis will be discharged from serving as the Company’s custodian, Interim Chief Executive Officer and as a member of the Board.

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

Both the Texas Litigation and the Colorado Litigation remain pending. On September 18, 2019, APEG II filed a motion for voluntary dismissal with the Colorado Federal Court seeking to dismiss the Colorado Litigation, to discharge Randle Lewis as Custodian and Interim Chief Executive Officer and a director of the Company, and reimbursement of its expenses and attorneys’ fees that it incurred in connection with the Colorado Litigation. In its motion for dismissal, APEG II stated that its claims (i) to request a declaratory judgment that Mr. Veltri was validly terminated as Chief Executive Officer of the Company by the Board of Directors on February 25, 2019 and (ii) to request an injunction enjoining Mr. Veltri from acting as the Chief Executive Officer of the Company have both been addressed and are now moot. On October 9, 2019, Mr. Veltri filed a request for an additional seven days, up to and including October 16, 2019, to file his response to the motion for dismissal. As of October 10, 2019, the Colorado Federal Court had not yet ruled on APEG II’s motion for dismissal or Mr. Veltri’s request for extension.

Audit Committee Investigation

Following the termination of the Company’s former Chief Executive Officer, President and Chairman of the Board on February 25, 2019, the Company’s independent auditors, Plante & Moran PLLC, informed the Audit Committee that the auditors had found at least one instance of irregularities in the submission and payment of expense reports with respect to the former Chief Executive Officer. The Company’s Audit Committee engaged independent legal counsel, which engaged an independent accounting firm to conduct a forensic accounting investigation of the Company’s expense reporting system in relation to issues raised by the Company’s independent auditors regarding potential financial improprieties related to expense reports, including examining expense reports and third-party expenditures made by or through the former Chief Executive Officer or his staff. The investigation was expanded into a forensic investigation of the integrity of the Company’s computer-based record keeping after Mr. Veltri and Mr. Hoffman managed to reset the security codes to give them complete control of the Company’s books and records temporarily and exclude our other officers and directors from accessing those records during that period, which further raised concerns with respect to material weaknesses in the Company’s internal control over financial reporting. The scope of the forensic accounting and investigation covered the period from January 1, 2017 through March 31, 2019. The Company’s Audit Committee has taken certain steps in response to the forensic accounting investigation. See Part I, Item 4. Controls and Procedures—Changes in Control Over Financial Reporting—Management’s Remediation Plan.

The forensic accounting investigation was completed on June 13, 2019 and resulted in the finding of a number of irregularities and reimbursements for personal expenses or expenses that were unrelated to furthering the Company’s business. An expense report was submitted in October 2018 that included $1,537 for the registration of a vehicle owned by an affiliated entity of Mr. Hoffman, as well as insurance premiums for the vehicle totaling $813. Mr. Hoffman repaid the Company in full for such amounts in connection with his resignation and settlement agreement with the Company in May 2019. It is possible that these payments by the Company on behalf of Mr. Hoffman could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if such payments resulted in a violation of that provision. If, however, it is determined these payments violated the prohibitions of Section 402, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these payments. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

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

The forensic accounting investigation and the Company’s internal investigation also identified numerous expense items on Mr. Veltri’s expense reports that appeared to be personal in nature, or lacked adequate documentation showing that such expense was for legitimate business purposes. These expense items totaled at least $81,014, of which $32,194 was incurred during the year ended December 31, 2017, $34,203 was incurred during the year ended December 31, 2018 and $14,617 was incurred during 2019 prior to Mr. Veltri’s termination. The Company has reclassified the entire $81,014 reimbursed to Mr. Veltri as additional compensation and taxable income. In addition, the Company has accrued payroll taxes payable on the additional compensation, however, the Company has not accrued penalties and interest that may be assessed because the amount of such penalties and interest cannot be reasonably determined.

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

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional amount of $124,328, which amount was not authorized by the Board, as well as approximately $40,578 for professional services. The transaction never closed. The Company is currently seeking a refund of such funds from the seller, who made a partial payment of $50,000 in September 2019. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining $324,328 due from the seller due to the uncertainty of collection of the deposit. See Note 7-Write-off of Deposit.

Additionally, from time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the Company’s financial position or results of operations.

9. PREFERRED STOCK

The Company’s articles of incorporation authorize the issuance of up to 100,000 shares of preferred stock, $0.01 par value. Shares of preferred stock may be issued with such dividend, liquidation, voting and conversion features as may be determined by the Board of Directors without shareholder approval. The Company is authorized to issue 50,000 shares of Series P preferred stock in connection with a shareholder rights plan that expired in 2011, and no shares of Series P preferred stock are outstanding.

On February 12, 2016, the Company issued 50,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”). The Series A Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Series A Preferred Stock was issued at $40 per share for an aggregate $2.0 million. The Series A Preferred Stock liquidation preference, initially $2.0 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Series A Preferred Stock may initially be converted into 13.33 shares of the Company’s common stock (the “Conversion Rate”) for an aggregate of 666,667 shares. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At March 31, 2019 and December 31, 2018, the aggregate number of shares of common stock issuable upon conversion of the Series A Preferred Stock was 793,349 shares, which is the maximum number of shares of common stock issuable upon conversion.

The Series A Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Series A Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Series A Preferred Stock on an as-converted basis. The Series A Preferred Stock does not vote with the Company’s common stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Series A Preferred Stock have the right to approve specified matters as set forth in the certificate of designation and have the right to require the Company to repurchase the Series A Preferred Stock in connection with a change of control. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provides MEM rights to certain information and Board observer rights. MEM has agreed that it, along with its affiliates, will not acquire more than 16.86% of the Company’s issued and outstanding shares of common stock. In addition, MEM has the right to demand registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon conversion of the Series A Preferred Stock.

10. SHAREHOLDERS’ EQUITY

At-the-Market Offering

In January 2018, the Company entered into a common stock sales agreement with a financial institution pursuant to which the Company could offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the three months ended March 31, 2018, the Company issued 640,163 shares of common stock at an average price of $1.46 for total net proceeds before offering expenses of approximately $935 thousand. Offering expenses, including broker fees and legal costs related to the at-the-market offering totaled $59 thousand. In January 2019, the Company terminated the at-the-market offering.

Warrants

In December 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a net gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.05 per share, subject to adjustment, for a period of five years from closing. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $80 thousand being attributed to common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $417 thousand and $425 thousand at March 31, 2019 and December 31, 2018, respectively.

Pursuant to the warrant agreement, the warrant exercise price was reduced from $2.05 to $1.13 per share as a result of common stock issuances made during the three-month period ended March 31, 2018.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For both the three months ended March 31, 2019 and 2018, total stock-based compensation expense related to stock options was $13 thousand. As of March 31, 2019, there was $32 thousand of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through November 2019. For the three months ended March 31, 2019 and 2018, no stock options were granted, exercised, forfeited or expired. Presented below is information about stock options outstanding and exercisable as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	320,462	$6.52	320,462	$6.52

Stock options exercisable	279,212	$7.31	265,462	$7.63

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2019:

Options Outstanding					Options Exercisable
	Exercise Price
Number	Range			Remaining	Number	Weighted
of Shares	Low	High	Weighted Average	Contractual Term (years)	of Shares	Average Exercise Price

170,000	$0.72	$1.16	$1.00	8.5	128750	$0.95
106,290	9.00	12.48	10.62	5.1	106,290	10.62
29,171	13.92	17.10	14.74	3.2	29,171	14.74
15,001	22.62	30.24	24.03	4.3	15,001	24.03

320,462	$0.72	$30.24	$6.52	6.7	279,212	$7.31

11. ASSET RETIREMENT OBLIGATIONS

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

In the fair value calculation for the ARO there are numerous assumptions and judgments including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. During the three months ended March 31, 2019, there was an adjustment to the credit adjusted risk free rate used to discount the ARO for a well completed in December 2018. The adjustment decreased the ARO liability and the amount capitalized by $15 thousand.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2019 and December 31, 2018:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	(in thousands)
Balance, beginning of year	$939	$913
Accretion	6	25
Sold/Plugged	-	(18)
New drilled wells	-	19
Change in discount rate	(15)	-
Liabilities incurred	-	-
Balance, end of period	$930	$939

12. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for both the three months ended March 31, 2019 and 2018.

In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. See Note 6-Debt. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code (“I.R.C.”) Section 382. As a result, the Company wrote-off $29.8 million of gross deferred tax assets in 2017, and an additional $2.4 million in gross deferred tax assets in 2018. Since the Company maintains a valuation allowance against these tax assets there is no impact to the condensed consolidated statements of operations in either the three month period ended March 31, 2019 or 2018.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2018, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of March 31, 2019. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2019 and 2018, no adjustments were recognized for uncertain tax positions.

The Company does not expect to pay any federal or state income taxes for the fiscal year ending December 31, 2019.

13. EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock, and unvested shares of restricted common stock. When the Company recognizes a net loss attributable to common shareholders, as was the case for the three-month periods ended March 31, 2019 and 2018, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2019	2018
	(in thousands except per share data)
Net income (loss)	$15	$(322)
Accrued dividend on Series A Preferred Stock	(87)	(77)
Net loss applicable to common shareholders	$(72)	$(399)

Basic weighted average common shares outstanding	13,405	12,149
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	13,405	12,149

Basic net loss per share	$(0.01)	$(0.03)
Diluted net loss per share	$(0.01)	$(0.03)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options	320	390
Warrants	1,000	1,000
Series A preferred stock	793	793
Total	2,113	2,183

14. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by joint interest operators of the Company’s oil and natural gas properties. During the three month periods ended March 31, 2019 and 2018, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented are as follows:

Operator	2019	2018

A	47%	17%
B	27%	47%
C	13%	13%
D	-%	10%

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

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company has not changed its methodology of determining fair values. The following is a description of the valuation methodologies used for complex financial instruments measured at fair value:

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at March 31, 2019 and December 31, 2018 using a Lattice model, with the following assumptions:

	March 31,	December 31,
	2019	2018

Number of warrants outstanding	1,000,000	1,000,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$1.13	$1.13
Stock price	$0.78	$0.67
Dividend yield	0%	0%
Average volatility rate	85%	90%
Risk free interest rate	2.20%	2.47%

An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants. At March 31, 2019 and December 31, 2018, the fair value of the warrants was $417 thousand and $425 thousand, respectively.

Marketable Equity Securities Valuation Methodologies

The fair value of marketable equity securities is based on quoted market prices obtained from independent pricing services. The Company has investments in the marketable equity securities of Anfield Resources Inc. (“Anfield”) and Sutter Gold Mining Company (“Sutter”). Anfield is traded in an active market and has been classified as Level 1, while Sutter is traded in a less active market and accordingly has been classified as Level 2.

Other Financial Instruments

The carrying amount of cash and equivalents, oil and gas sales receivable, other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The recorded amounts for the credit facility discussed in Note 6—Debt, and which the Company repaid in full on March 1, 2019 and subsequently matured on July 30, 2019, approximates the fair market value due to the variable nature of the interest rates, and the fact that market interest rates have remained substantially the same since the last amendment to the credit facility.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Marketable Equity Securities	$544	$4	$-	$548	$533	$3	$-	$536

Liabilities:
Warrants	$-	$-	$417	$417	$-	$-	$425	$425

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$425	$1,200

Net gain on warrant valuation	(8)	(775)
	-
Fair value liabilities of Level 3 instruments end of period	$417	$425

16. SUBSEQUENT EVENTS

APEG II was the secured lender under the Company’s credit facility and is involved in litigation with the Company, as described in Note 8—Commitments, Contingencies and Related-Party Transactions. As described above, the costs associated with the ongoing litigation have been a significant use of the Company’s existing cash. While the Company has historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair the Company’s liquidity profile and ability to fund significant drilling obligations.

On December 19, 2018, the Company received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for 30 consecutive business days the Company’s common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). Consistent with this rule, Nasdaq initially provided the Company with a compliance period of 180 days, or until June 17, 2019, to regain compliance with this rule. To regain compliance with this rule, the closing bid price of the common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day period. On June 19, 2019, Nasdaq notified the Company that, although the Company had not regained compliance with the minimum $1.00 closing bid price per share requirement, Nasdaq has determined that the Company was eligible for an additional 180-day period, or until December 16, 2019, to regain compliance with the minimum bid price requirement. The second 180-day period relates exclusively to the $1.00 closing bid price deficiency, and the Company’s common stock may be delisted from Nasdaq during the 180-day period for failure to maintain compliance with any other Nasdaq listing requirements for which the Company is currently on notice or which occurs during the 180-day period.

On April 17, 2019, the Company received a letter from Nasdaq notifying the Company that the Company also was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the notice, the Company was required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the notice (by June 17, 2019). On May 21, 2019, the Company received another notice from Nasdaq notifying the Company that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result of the delay in filing its quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit the Company’s plan to meet Nasdaq’s continued listing requirements to May 23, 2019, which it complied with. On August 16, 2019, Nasdaq again notified the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. Previously, Nasdaq had granted the Company an exception until September 16, 2019 to file its delinquent Annual Report on Form 10-K for the year ended December 31, 2018, which the Company complied with, and until October 14, 2019 to file its delinquent Quarterly Report on Form 10-Q for the period ended March 31, 2019. Pursuant to the August 16, 2019 notice, Nasdaq also granted the Company an exception to Rule 5250(c)(1) for its failure to file its Quarterly Report on Form 10-Q for the period ended June 30, 2019 until October 14, 2019, subject to the Company updating its plan to regain compliance with Nasdaq’s filing requirements. On September 3, 2019, the Company submitted to Nasdaq an update to its plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider.

On May 9, 2019, the Company received a letter from Nasdaq notifying it that it was not in compliance with the requirement of Nasdaq Listing Rule 5605(c)(2) for continued listing on Nasdaq as a result of our audit committee being comprised of fewer than three independent directors. It is the position of the audit committee that it was comprised of three independent directors prior to May 9, 2019, and that any action taken to remove two of the members of the audit committee was invalid. Subsequent to May 9, 2019, one of the Company’s directors resigned from the Board and from the audit committee. On June 14, 2019, Nasdaq notified the Company that as a result of the appointment of Catherine Boggs to its Board of Directors and audit committee, Nasdaq determined that the Company was in compliance with Nasdaq Listing Rule 5605(c)(2).

In May 2019, the Company exchanged approximately 905 leasehold acres of the Georgetown formation and deeper rights in Dimmit and Zavala counties for working interests in certain wells that were drilled by CML Exploration in the first half of 2019. The effective date of the exchange was March 1, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, natural gas liquids and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses. In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2018 Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference. The Company undertakes no duty to update or revise any forward-looking statements.

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

Recent Developments

Audit Committee Investigation

Following the termination of our former Chief Executive Officer, President and Chairman of the Board on February 25, 2019, our independent auditors, Plante & Moran PLLC, informed the Audit Committee that the auditors had found irregularities in the submission and payment of expense reports with respect to our former Chief Executive Officer. Our Audit Committee engaged independent legal counsel, which subsequently engaged an independent accounting firm to conduct a forensic accounting investigation of our expense reporting system in relation to issues raised by our auditors regarding potential financial improprieties related to expense reports, including examining expense reports and third-party expenditures made by or through our former Chief Executive Officer or his staff. The investigation was expanded into a forensic investigation of the integrity of our computer-based record-keeping after Mr. Veltri and Mr. Hoffman managed to reset the security codes to give them complete control of our books and records temporarily and exclude the ability of our other employees, members of management, and other officers and directors to access those records during that period, which further raised concerns with respect to material weaknesses in our internal control over financial reporting. The scope of the forensic accounting investigation covered the period from January 1, 2017 through March 31, 2019. Our Audit Committee has taken certain steps in response to the forensic accounting investigation. See Part I, Item 4 Controls and Procedures—Changes in Control Over Financial Reporting—Management’s Remediation Plan.

The forensic accounting investigation was completed on June 13, 2019 and resulted in the finding of a number of irregularities and reimbursements for personal expenses or expenses that were unrelated to furthering the Company’s business. An expense report was submitted in October 2018 that included $1,537 for the registration of a vehicle owned by an affiliated entity of Mr. Hoffman, as well as insurance premiums for the vehicle totaling $813. Mr. Hoffman repaid the Company in full for such amounts in connection with his resignation and settlement agreement with the Company in May 2019. It is possible that these payments by the Company on behalf of Mr. Hoffman could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, we have not made a determination as of the date hereof if such payments resulted in a violation of that provision. If, however, it is determined these payments violated the prohibitions of Section 402, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. We are unable to predict the extent of our ultimate liability with respect to these payments. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on our financial condition and operating results.

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

The forensic accounting investigation and our internal investigation also identified numerous expense items on Mr. Veltri’s expense reports that appeared to be personal in nature, or lacked adequate documentation showing that such expense was for legitimate business purposes. These expense items totaled at least $81,014, of which $32,194 was incurred during the year ended December 31, 2017, $34,203 was incurred during the year ended December 31, 2018 and $14,617 was incurred during 2019 prior to Mr. Veltri’s termination. We have reclassified the entire $81,014 reimbursed to Mr. Veltri as additional compensation and taxable income. In addition, we have accrued payroll taxes payable on the additional compensation, however we have not accrued penalties and interest that may be assessed because the amount of such penalties and interest cannot be reasonably determined.

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

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional amount of $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed. The Company is currently seeking a refund of such funds from the seller, who made a partial payment of $50,000 in September 2019. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining $324,328 due from the seller due to the uncertainty of collection of the deposit. See Note 7-Write-off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Nasdaq Continued Listing Requirements

On December 19, 2018, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that for 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2). Consistent with this rule, Nasdaq initially provided us with a compliance period of 180 calendar days, or until June 17, 2019, to regain compliance with this rule. To regain compliance with this rule, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On June 19, 2019, Nasdaq notified us that, although we have not regained compliance with the minimum $1.00 closing bid price per share requirement, Nasdaq has determined that we were eligible for an additional 180 calendar day period, or until December 16, 2019, to regain compliance with the minimum bid price requirement. The second 180-day period relates exclusively to the $1.00 closing bid price deficiency, and we may be delisted during the 180-day period for failure to maintain compliance with any other Nasdaq listing requirements for which we are currently on notice or which occurs during the 180-day period.

On April 17, 2019, we received a letter from the Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the notice, we were required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the notice (by June 17, 2019). On May 21, 2019, we received another notice from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result the delay in filing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit our plan to meet Nasdaq’s continued listing requirements to May 23, 2019, which we complied with. Nasdaq granted us an exception to Nasdaq Listing Rule 5250(c)(1) until September 16, 2019 to file our delinquent annual report on Form 10-K for the year ended December 31, 2018 and until October 14, 2019 to file our delinquent quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On August 16, 2019, Nasdaq again notified us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019. On September 3, 2019, we submitted to Nasdaq an update to our plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider.

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

Legal Proceedings

APEG II, our largest shareholder holding approximately 43% of our outstanding common stock, and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with us and our former Chief Executive Officer, David Veltri. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our 2018 Annual Report on Form 10-K filed with the SEC on September 16, 2019.

Recently Issued Accounting Standards

Please refer to the section entitled Adopted and Recently Issued Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Financial Statements included in Part I, Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2019 and 2018

During the three months ended March 31, 2019, we recorded net income of $15 thousand as compared to a net loss of $322 thousand for the three months ended March 31, 2018. In the following sections we discuss our revenue, operating expenses, and non-operating income, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2019 and 2018 (dollars in thousands, except average sales prices):

			Change
	2019	2018	Amount	Percent

Revenue:
Oil	$1,415	$1,230	$185	15%
Gas	146	325	(179)	-55%

Total	$1,561	$1,555	$6	-%

Production quantities:
Oil (Bbls)	25,352	20,379	4,973	24%
Gas (Mcfe)	53,261	102,205	(48,944)	-48%
BOE	34,229	37,413	(3,184)	-9%

Average sales prices:
Oil (Bbls)	$55.82	$60.39	$(4.57)	-8%
Gas (Mcfe)	2.73	3.18	(0.45)	-14%
BOE	$45.59	$41.57	$4.02	10%

The increase in our oil and gas revenue of $6 thousand for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily attributed to an increase in prices on a barrels of oil equivalent (“BOE”) basis of 10%, which was partially offset by a reduction in production quantities on a BOE basis of 9%. During the three-month period ended March 31, 2019, the price we received per BOE increased despite the price received for our oil production decreasing by 8% and the price received for our gas production decreasing by 14% due to an oil-weighted shift in our production mix. For the three months ended March 31, 2019, 74% of our production on a BOE basis was oil as compared to 54% in the comparable period of 2018.

For the three months ended March 31, 2019, we produced 34,229 BOE, or an average of 380 BOE per day, as compared to 37,413 BOE or 416 BOE per day during the comparable period in 2018. This reduction was mainly attributable to our Louisiana natural gas well being shut-in for the entire quarter and natural production declines, which were partially offset by a full three months of oil production from a well we participated in drilling in Texas, which began production in late December 2018.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Production taxes	$98	$112	$(14)	-13%
Lease operating expense	467	521	(54)	-10%

Total	$565	$633	$(68)	-11%

For the three months ended March 31, 2019, production taxes decreased by $14 thousand compared to the comparable period in 2018. This decrease was primarily attributable to the reduction in production quantities on a BOE basis and prices received for oil and natural gas sales. During the three months ended March 31, 2019, lease operating expenses decreased by $54 thousand when compared to the three months ended March 31, 2018 as the result of reduced field activity.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended March 31, 2019 was $4.73 per BOE compared to $3.87 per BOE for the three months ended March 31, 2018. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the three months ended March 31, 2019 and 2018, the net capitalized cost of our oil and natural gas properties did not exceed the full cost ceiling limitation; therefore, we did not record an impairment charge.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Compensation and benefits, including directors	$279	$783	$(504)	-64%
Stock-based compensation	13	13	-	-%
Professional fees, insurance and other	556	320	236	74%

Total	$848	$1,116	$(268)	-24%

General and administrative expenses decreased by $268 thousand during the first quarter of 2019 as compared to the first quarter of 2018. The decrease was primarily attributable to a $504 thousand reduction in compensation and benefits as the result of a decrease of $565 thousand related to bonuses for executive officers and employees paid in 2018. We did not pay any employee bonuses during the three months ended March 31, 2019. This decrease in compensation and benefits was partially offset by an increase in professional fees as a result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended March 31, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Realized loss on oil price risk derivatives	$-	$(179)	$179	N/A
Unrealized gain on oil price risk derivatives	-	54	(54)	N/A
Unrealized gain (loss) on marketable equity securities	12	(78)	90	-115%
Warrant revaluation gain	8	270	(262)	-97%
Rental property loss	(14)	(16)	2	-13%
Recovery of deposit written-off	50	-	50	N/A
Interest, net	(21)	(34)	13	-38%

Total other income (expense)	$35	$17	$18	100%

During the three months ended March 31, 2019, we had no outstanding commodity derivative contracts. During the three months ended March 31, 2018, we had a $179 thousand realized loss and a $54 thousand unrealized gain on commodity derivatives. Unrealized gains and losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized gains and losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain or loss.

During the three months ended March 31, 2019, we recognized a warrant revaluation gain of $8 thousand as compared to a gain of $270 thousand during the three months ended March 31, 2018. The decrease was attributable to a decrease in the warrant liability primarily as a result of a decline in the value of our common stock.

During the three months ended March 31, 2019, we recognized a gain of $50 thousand from the partial recovery of a deposit written off in 2018. See Note 7-Write-off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Interest, net decreased by $13 thousand during the three months ended March 31, 2019 compared to the comparable period in 2018. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019. This decrease was partially offset by an increase in interest related to insurance premium financing in 2019.

Non-GAAP Financial Measures—Adjusted EBITDAX

Adjusted EBITDAX represents income (loss) from continuing operations as further modified to eliminate depreciation, depletion accretion and amortization, stock-based compensation expense, unrealized gains and loss on marketable equity securities, gains and losses on warrant revaluation, income taxes, unrealized commodity price risk derivative gains and losses, interest expense net of interest income, and other items set forth in the table below. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the three months ended March 31, 2019 and 2018:

	2019	2018
	(in thousands)
Income (loss) from continuing operations (GAAP)	$15	$(322)
Depreciation, depletion, accretion and amortization	168	145
Unrealized (gain) loss on marketable equity securities	(12)	78
Gain on warrant revaluation	(8)	(270)
Unrealized gain on commodity price risk derivatives	-	(54)
Stock-based compensation expense	13	13
Interest, net	21	34

Adjusted EBITDAX (Non-GAAP)	$197	$(376)

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	Change
	(in thousands)
Cash and equivalents	$1,256	$2,340	$(1,084)
Working capital (1)	1,731	2,018	(287)
Total assets	14,589	14,778	(189)
Outstanding debt under credit facility	-	937	(937)
Borrowing base under credit facility	-	6,000	(6,000)
Total shareholders’ equity	9,747	9,719	28

Select Ratios

Current ratio (2)	2.3 to 1.0	2.2 to 1.0
Debt to equity ratio (3)	-	0.1 to 1.0

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.

(2)	The current ratio is computed by dividing total current assets by total current liabilities.

(3)	The debt-to-equity ratio is computed by dividing total debt by total shareholders’ equity.

As of March 31, 2019, we had a working capital surplus of $1,731 thousand compared to a working capital surplus of $2,018 thousand as of December 31, 2018, a decrease of $287 thousand. This decrease was primarily attributable to additional legal expenses incurred as a result of the ongoing litigation with APEG II.

Our sole source of debt financing was a revolving credit facility with APEG II, which we repaid in full in March 2019, and the credit facility matured on July 30, 2019. The borrowing base was $6.0 million as of December 31, 2018. APEG II was the secured lender under the credit facility and is currently involved in litigation with us, as described in Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. As described above, the costs associated with the ongoing litigation have been a significant use of our existing cash. As of October 10, 2019, we have incurred $1,017 thousand in connection with such litigation. While we have historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair our liquidity profile and ability to fund significant drilling obligations.

As of March 31, 2019, we had cash and cash equivalents of $1,256 thousand. As of October 10, 2019, we had cash and cash equivalents of $1,683 thousand and accounts payable of approximately $369 thousand. Continued ongoing litigation could negatively affect our ability to raise both debt and equity capital going forward and fund our operations. As of October 10, 2019, we have incurred approximately $1,017 thousand on litigation and the forensic accounting investigation.

If we have needs for financing during the remainder of 2019, alternatives that we will consider in addition to cash flow from ongoing operations would potentially include entering into a new reserve-based credit facility, selling all or a portion of our interests in our oil and natural gas assets, selling our real estate assets in Wyoming, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	2019	2018	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$108	$(1,413)	$1,521
Investing activities	(187)	(46)	(141)
Financing activities	(1,005)	277	(1,282)

Operating Activities. Cash provided by operating activities for the three months ended March 31, 2019 was $108 thousand as compared to cash used by operating activities $1,413 thousand for the comparable period in 2018. The increased cash provided by operating activities is attributable to a decrease of $319 thousand in the loss from operations due to reductions in oil and natural gas production costs and general and administrative expenses. In addition, $931 thousand of the increase in operating cash flow was due to working capital changes and $263 thousand was due to the decrease in the revaluation gain on the warrants.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2019 was $187 thousand as compared to $46 thousand for the comparable period in 2018. The primary use of cash in our investing activities for the three months ended March 31, 2019 were oil and natural gas capital expenditures associated with drilling operations in Texas.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2019 was $1,005 thousand as compared to cash provided by investing activities of $277 thousand for the comparable period in 2018. The decrease in cash from investing activities during the quarter ended March 31, 2019 was primarily attributable to the repayment of $937 thousand outstanding under our credit facility. The increase in cash from investing activities in the comparable period of 2018 was due to $877 thousand in net proceeds received from shares of our common stock sold in our at-the-market offering program, which was offset by a $600 thousand principal payment on the credit facility.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of quarter ended March 31, 2019, our interim Chief Executive Officer and Principal Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the termination of our former Chief Executive Officer in February 2019 and the dispute related thereto, we have been involved in ongoing litigation to resolve such disputes. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. As a result of such ongoing litigation and lack of clarity with respect to the governance of the Company and the ongoing Audit Committee investigation, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2018 as well as our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2019 and June 30, 2019.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on September 16, 2019, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018 and is in the process of remediation as of March 31, 2019.

We had the following material weaknesses:

●	We had inadequate segregation of duties as a result of limited accounting staff and resources, which impacted our ability to prevent or detect material errors in our consolidated financial statements.
●	Our accounting staff did not have sufficient technical abilities to prevent or detect material errors in our consolidated financial statements including the implementation of new accounting standards.

●	We did not maintain effective controls over our payment approval process to ensure that proper supporting documentation was received and reviewed prior to payments to third parties.
●	We did not have effective controls over our information technology to prevent unauthorized access and control of our email and file servers.
●	We did not effectively monitor expense reimbursements to ensure that only business expenses are reimbursed to employees on their expense reports.
●	We did not have a process in place to identify related parties.
●	We did not have a policy in place that requires Board approval prior to us expending material amounts of Company funds in connection with evaluating potential acquisitions or transactions with third parties and vendors.

For a summary of the actions we have taken following the identification of the material weaknesses in our internal control over financial reporting as of December 31, 2018 as noted above, see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Audit Committee Investigation and the discussion below under the heading Changes in Internal Control Over Financial Reporting—Management’s Remediation Plan.

Changes in Internal Control over Financial Reporting.

With the exception of the remediation efforts described below, there have been no changes to our system of internal control over financial reporting during the three months ended March 31, 2019 and during the subsequent time period through the filing of this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting.

Management’s Remediation Plan

In response to the material weaknesses identified in Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures discussed above, we have developed a plan (the “Remediation Plan”) with oversight from our Audit Committee to remediate the material weaknesses and have begun working on implementing the Remediation Plan. Our Remediation Plan implements certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), including, but not limited to, the following efforts:

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
33

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

Our management believes the foregoing remedial efforts will effectively remediate the material weaknesses that we identified. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies or determine to modify the Remediation Plan. If not remediated, these control deficiencies could result in material misstatements to our consolidated financial statements in the future.

Additionally, as part of a continuing effort to improve our business processes, management is currently evaluating its existing internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

APEG II, our largest shareholder holding approximately 43% of our outstanding common stock, and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with us and our former Chief Executive Officer, David Veltri. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Amended and Restated Bylaws, dated as of August 5, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed August 9, 2019)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1(a)**	BNP Paribas– Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2010)
10.1(b)**	Wells Fargo Bank, National Association – Second Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 25, 2013)
10.1(c)**	Wells Fargo Bank, National Association – Third Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 16, 2015)
10.1(d)**	Wells Fargo Bank, National Association – Fourth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed August 15, 2016)
10.1(e)**	APEG Energy II, L.P. – Fifth Amendment to Credit Agreement (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2017)
10.1(f)**	BNP Paribas – Mortgage Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed August 2, 2010)
10.1(g)**	Wells Fargo Bank, National Association – Guaranty (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed August 2, 2010)
10.2**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.3**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.4**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.5**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.6**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.6.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.7(a)** †	Executive Employment Agreement – David Veltri (effective 10-23-15) (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed August 15, 2016)
10.7(b)**†	Executive Employment Agreement – Ryan Smith (effective 11-21-18) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed November 27, 2018)
10.7(c)** †	Agreement and Release by and among U.S. Energy Corp., Stephen Conrad, Thomas Bandy, Jerry Danni, James Fraser, and Leo Heath dated October 18, 2017 (incorporated by reference from Exhibit 10.8(h) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.7(d)**†	Form of Option Agreement between U.S. Energy Corp. and its directors (incorporated by reference from Exhibit 10.8(i) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.7(e)** †	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers (incorporated by reference from Exhibit 10.8(j) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.7(f)** †	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers (incorporated by reference from Exhibit 10.8(k) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.8**	Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.9**	Investor Rights Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)

10.10**	Securities Purchase Agreement dated as of December 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2016)
10.11**	Purchase and Sale Agreement, dated October 3, 2017, by and among U.S. Energy Corp., Energy One LLC and Statoil Oil and Gas LP (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017)
10.12**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.13**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)
10.14	Final Release and Settlement Agreement among U.S. Energy Corp. and Energy One, LLC, and APEG Energy II, LP, APEG Energy II GP, LLC and John Hoffman, dated May 22, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
14.1**	Code of Ethics and Conduct (incorporated by reference from Exhibit 14.1 to the Company’s Form 8-K filed August 5, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2*♦	Certification under Rule 13a-14(b) of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

U.S. ENERGY CORP. (Registrant)

Date: October 15, 2019	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer and principal accounting officer

U.S. ENERGY CORP. (Registrant)

Date: October 15, 2019	By:	/s/ C. Randel Lewis
C. RANDEL LEWIS, Interim Chief Executive Officer and principal executive officer

