Form 10-Q
period 2019-06-30
US ENERGY CORP
filed 2019-10-15
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31,2018
ASSETS	(unaudited)
Current assets:
Cash and equivalents	$884	$2,340
Oil and natural gas sales receivable	1,357	697
Related party receivable	-	2
Marketable equity securities	541	536
Refundable deposit, net	50	-
Other current assets	211	113

Total current assets	3,043	3,688

Oil and natural gas properties under full cost method:
Unevaluated properties	3,756	3,728
Evaluated properties	89,222	88,764
Less accumulated depreciation, depletion and amortization	(84,087)	(83,729)

Net oil and natural gas properties	8,891	8,763

Other assets:
Property and equipment, net	2,194	2,249
Right-of-use asset	203	-
Other assets	51	78

Total other assets	2,448	2,327

Total assets	$14,382	$14,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,130	$670
Insurance premium finance note payable	89	-
Accrued compensation and benefits	34	63
Current portion of credit facility	-	937
Other current liabilities	55	-

Total current liabilities	1,308	1,670

Noncurrent liabilities:
Asset retirement obligations	938	939
Warrant liability	183	425
Other liabilities	173	25
Total noncurrent liabilities	1,294	1,389

Commitments and contingencies (Note 8)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $3,035 and $2,856 as of June 30, 2019 and December 31, 2018, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 13,405,838 shares issued and outstanding	134	134
Additional paid-in capital	136,740	136,714
Accumulated deficit	(127,094)	(127,129)

Total shareholders’ equity	9,780	9,719

Total liabilities, preferred stock and shareholders’ equity	$14,382	$14,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2019	2018	2019	2018
		(restated)(1)
Revenue:
Oil	$1,760	$1,292	$3,175	$2,522
Natural gas and liquids	112	281	258	606

Total revenue	1,872	1,573	3,433	3,128

Operating expenses:
Oil and gas operations:
Lease operating expenses	471	554	938	1,074
Production taxes	118	108	216	220
Depreciation, depletion, amortization and accretion	202	140	370	285
General and administrative:
Compensation and benefits, including directors	175	542	454	1,325
Stock-based compensation	13	596	26	610
Professional fees, insurance and other	1,064	476	1,620	797
Bad debt expense	28	-	28	-

Total operating expenses	2,071	2,416	3,652	4,311

Operating loss	(199)	(843)	(219)	(1,183)

Other income (expense):
Realized loss on commodity derivative contracts	-	(169)	-	(348)
Unrealized gain on commodity derivative contracts	-	83	-	137
Change in fair value of marketable securities	(8)	(45)	5	(123)
Warrant revaluation gain (loss)	234	(80)	242	190
Rental property loss	(8)	(20)	(23)	(36)
Recovery of deposit written off	-	-	50	-
Interest, net	1	(20)	(20)	(54)

Total other (expense) income	219	(251)	254	(234)

Net income (loss)	$20	$(1,094)	$35	$(1,417)

Net income (loss)	$20	$(1,094)	$35	$(1,417)
Accrued preferred stock dividends	(91)	(81)	(178)	(158)
Net loss applicable to common shareholders	$(71)	$(1,175)	$(143)	$(1,575)
Basic and diluted weighted shares outstanding	13,405,838	12,744,565	13,405,838	12,448,193
Basic and diluted loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.13)

(1)	The condensed consolidated statement of operations for the three months ended June 30, 2018 was restated to exclude the loss on marketable equity securities of $78 thousand related to the three months ended March 31, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2017 (restated) (1)	11,802,768	$118	$134,632	$(126,088)	$8,662
Issuance of shares in at-the-market transactions, net of fees	930,857	9	1,141	-	1,150
Issuance of shares to employees net of shares withheld for taxes	324,866	3	376	-	379
Amortization of stock option awards	-	-	26	-	26
Net loss	-	-	-	(1,417)	(1,417)

June 30, 2018 (restated) (1)	13,058,491	$130	$136,175	$(127,505)	$8,800

December 31, 2018	13,405,838	$134	$136,714	$(127,129)	$9,719
Amortization of stock option awards	-	-	26	-	26
Net income	-	-	-	35	35

June 30, 2019	13,405,838	$134	$136,740	$(127,094)	$9,780

(1)	Shareholders’ equity at December 31, 2017 and June 30, 2018 have been restated to reflect the reclassification of the Company’s Series A preferred stock to temporary equity. In addition, $903 thousand at December 31, 2017 related to the change in the fair value of marketable equity securities was reclassified from accumulated other comprehensive loss to accumulated deficit as a result of the adoption of Accounting Standards Update 2016-01.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands)

	2019	2018

Cash flows from operating activities:
Net income (loss)	$35	$(1,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	449	351
Debt issuance cost amortization	7	7
Change in fair value of commodity derivative	-	(137)
(Gain) loss on marketable equity securities	(5)	123
Gain on warrant revaluation	(242)	(190)
Stock-based compensation	26	610
Other	2	5
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(660)	(55)
Transaction deposit	(50)	(124)
Other assets	130	(187)
Increase (decrease) in:
Accounts payable and accrued liabilities	183	(328)
Accrued compensation and benefits	(29)	556
Payments on operating lease liability	(25)	-

Net cash provided by (used in) operating activities	(179)	(786)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(221)	(70)
Purchase of property and equipment	-	(7)
Payment received on note receivable	20	-

Net cash used in investing activities:	(201)	(77)

Cash flows from financing activities:
Issuance of common stock, net of fees	-	1,150
Payment on credit facility	(937)	(600)
Shares repurchased for employee tax withholding	-	(206)
Payments on insurance premium note	(139)	-

Net cash (used in) provided by financing activities	(1,076)	344

Net decrease in cash and equivalents	(1,456)	(519)

Cash and equivalents, beginning of period	2,340	3,277

Cash and equivalents, end of period	$884	$2,758

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$24	$85
Investing activities:
Change in capital expenditure accruals	101	-
Exchange of undeveloped lease acreage for oil and gas properties	379	-
Adoption of lease standard	228	-
Asset retirement obligations	(14)	-
Financing activities:
Financing of insurance premiums with note payable	228	-

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our financial condition as of June 30, 2019, and operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

Liquidity and Going Concern

As of June 30, 2019, the Company had cash of $0.9 million, a working capital surplus of $1.7 million and an accumulated deficit of $127.1 million. At October 10, 2019, the Company had a cash balance of $1.7 million and accounts payable of approximately $0.4 million. During 2019, the Company has instituted measures to preserve liquidity by reducing the use of third-party contractors, cutting corporate overhead and eliminating other general and administrative costs.

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

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenues and costs in the condensed consolidated financial statements were reported gross for the three and six months ended June 30, 2019, as the gross amounts were known.

The following table presents our disaggregated revenue by major source and geographic area for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
North Dakota
Oil	$637	$784	$1,159	$1,589
Natural gas and liquids	42	82	93	172
Total	$679	$866	$1,252	$1,761

Texas
Oil	$1,123	$508	$2,016	$933
Natural gas and liquids	70	54	165	129
Total	$1,193	$562	$2,181	$1,062

Louisiana
Oil	$-	$-	$-	$-
Natural gas and liquids	-	145	-	305
Total	$-	$145	$-	$305

Combined Total	$1,872	$1,573	$3,433	$3,128

3. LEASES

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach. Results for the reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with FASB ASC Topic 840-Leases. On January 1, 2019, the Company recorded a $228 thousand right-of-use asset and a $252 thousand lease liability representing the present value of minimum payment obligations associated with our Denver office operating lease, which has non-cancellable terms in excess of one year. We do not have any financing leases. The Company has elected the following practical expedients available under ASC 842 (i) excluding from the condensed consolidated balance sheet leases with terms that are less than one year, (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease, (iii) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (iv) the policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. As such, there was no required cumulative effect adjustment to accumulated deficit at January 1, 2019.

During the six months ended June 30, 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the unaudited condensed consolidated balance sheet at June 30, 2019, of $203 thousand and $228 thousand, respectively.

June 30, 2019
(in thousands)
Other assets:
Right-of-use asset	203

Other current liabilities	55
Other noncurrent liabilities	$173

	Right-of Use Asset	Lease Liability
	(in thousands)
Corporate office lease	$203	$228

The Company recognizes lease expense on a straight line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease costs represent payments for our Houston office lease, which has a lease term of one year.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$17	$34
Short-term lease cost	4	8
Total lease cost	$21	$42

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

June 30, 2019
Weighted average lease term (years)	3.6
Weighted average discount rate	8.75%

The future minimum lease commitments as of June 30, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the unaudited condensed consolidated balance sheet as follows:

Amount
Remainder of 2019	$36
2020	73
2021	75
2022	76
2023	6
Total lease payments	$266
Less: imputed interest	(38)
Total lease liability	$228

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building, which served as the Company’s corporate headquarters until it relocated to Denver, Colorado in 2015. Currently, the building’s eight office suites are rented to non-affiliates and government agencies under operating leases with varying terms from month-to-month to twelve years. The building is included in property and equipment, net on our condensed consolidated balance sheet. The net capitalized cost of the building subject to operating leases at June 30, 2019 is as follows:

June 30, 2019
(in thousands)
Building subject to operating leases	$4,012
Less: accumulated depreciation	3,186
Building subject to operating leases, net	$826

The future lease maturities of the Company’s operating leases as of June 30, 2019 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2019	$81
2020	127
2021	130
2022	134
2023	138
2024	142
Remaining through June 2029	695
Total lease maturities	$1,446

The Company recognized the following operating lease income related to its Riverton, Wyoming office building for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease income	$48	$44	$96	$89

4. COMMODITY PRICE RISK DERIVATIVES

Energy One from time to time enters into commodity price derivative contracts (“economic hedges”). The derivative contracts are typically priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. U.S. Energy Corp. guarantees Energy One’s obligations under economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. As of and during the three and six-month periods ended June 30, 2019, the Company did not have any commodity price derivatives. The following table presents the Company’s realized and unrealized derivative gains and losses for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net derivative gain (loss):
Realized gains and (losses):
Oil	$-	$(186)	$-	$(372)
Natural gas	-	17	-	24
Total	$-	$(169)	$-	$(348)

Unrealized gains and (losses):
Oil	$-	$108	$-	$176
Natural Gas	-	(25)	-	(39)
Total	$-	$83	$-	$137

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

In May 2019, the Company exchanged approximately 905 leasehold acres of the Georgetown formation and deeper rights in Dimmit and Zavala counties for working interests in certain wells that were drilled by CML Exploration in the first half of 2019. The effective date of the exchange was March 1, 2019.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2019, the Company used $61.45 per barrel for oil and $3.02 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

There was no impairment for the six-month periods ended June 30, 2019 and 2018 of the Company’s oil and natural gas properties. Impairment charges in previous years are generally the result of declines in the price of oil and natural gas, additional capitalized well costs and changes in production.

6. DEBT

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., Energy One and APEG Energy II, L.P. (“APEG II”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility for 5,819,270 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction. As of June 30, 2019, APEG II held approximately 43% of the Company’s outstanding common stock.

As of June 30, 2019, there were no outstanding borrowings under the credit facility. At December 31, 2018, outstanding borrowings under the credit facility were $937 thousand. The credit facility was repaid in full on March 1, 2019, and the credit facility matured on July 30, 2019. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense on the credit facility for the three months ended June 30, 2018 was $23 thousand, including amortization of debt issuance costs of $7 thousand. Interest expense on the credit facility for the six months ended June 30, 2019 and 2018 was $20 thousand and $59 thousand, respectively, including amortization of debt issuance costs of $7 thousand and $7 thousand, respectively. The weighted average interest rate on the credit facility was 8.75% for both the six-month period ended June 30, 2019 and for the three and six-month period ended June 30, 2018.

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

7. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a letter of intent with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250 thousand option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In February 2018, the Company paid an additional $124 thousand to CETA. In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited, at which time CETA made a partial payment of $50 thousand. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining amount due from CETA of $324 thousand at June 30, 2019 due to the uncertainty of collection of the deposit. See Note 8-Commitments, Contingencies and Related-Party Transactions.

8. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

The report also indicated that Mr. Veltri used the Company’s vendors for his own personal benefit. Mr. Veltri bypassed the Company’s accounts payable process by paying third-party vendors personally through expense reports and then approved his own expense reports, which limited the visibility of the payments and review by the Company’s accounting personnel. Mr. Veltri personally obtained reimbursements for several charges incurred by a consultant hired by the Company, which consultant potentially had a conflict of interest with the Company. The reimbursements totaled 2,710, and such reimbursements were highly unusual since the consultant included its expenses directly on its own invoices. The independent accounting firm conducting the forensic accounting investigation called into question other payments made to the consultant because of the vagueness of the work descriptions and project details provided by the consultant, and the independent accounting firm questioned Mr. Veltri’s judgment and the legitimacy of the services provided by the consultant for which the Company paid a total of $38,774. The forensic investigation revealed that Mr. Veltri may have made personal loans to the owners of the consulting firm, which indicates that a conflict of interest existed between Mr. Veltri’s personal interests and the Company’s best interests.

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

On February 12, 2016, the Company issued 50,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”). The Series A Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Series A Preferred Stock was issued at $40 per share for an aggregate $2.0 million. The Series A Preferred Stock liquidation preference, initially $2.0 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Series A Preferred Stock may initially be converted into 13.33 shares of the Company’s common stock (the “Conversion Rate”) for an aggregate of 666,667 shares. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At June 30, 2019 and December 31, 2018, the aggregate number of shares of common stock issuable upon conversion of the Series A Preferred Stock was 793,349 shares, which is the maximum number of shares of common stock issuable upon conversion.

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

10. SHAREHOLDERS’ EQUITY

At-the-Market Offering

In January 2018, the Company entered into a common stock sales agreement with a financial institution pursuant to which the Company could offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the six months ended June 30, 2018, the Company issued 930,857 shares of common stock at an average price of $1.37 for total net proceeds before offering expenses of approximately $1,275 thousand. Offering expenses, including broker fees and legal costs related to the at-the-market offering totaled $125 thousand. In January 2019, the Company terminated the at-the-market offering.

Warrants

In December 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a net gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.05 per share, subject to adjustment, for a period of five years from closing. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $80 thousand being attributed to common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $183 thousand and $425 thousand at June 30, 2019 and December 31, 2018, respectively

Pursuant to the warrant agreement, the warrant exercise price was reduced from $2.05 to $1.13 per share as a result of common stock issuances made during the three month period ended March 31, 2018.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For both the six months ended June 30, 2019 and 2018, total stock-based compensation expense related to stock options was $26 thousand. As of June 30, 2019, there was $19 thousand of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through November 2019. For the six months ended June 30, 2019 and 2018, no stock options were granted, exercised, forfeited or expired. Presented below is information about stock options outstanding and exercisable as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	320,462	$6.52	320,462	$6.52

Stock options exercisable	292,962	$7.03	265,462	$7.63

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2019:

Options Outstanding					Options Exercisable
	Exercise Price					Weighted
Number	Range			Remaining	Number	Average
of Shares	Low	High	Weighted Average	Contractual Term (years)	of Shares	Exercise Price

170,000	$0.72	$1.16	$1.00	8.3	142,500	$0.97
106,290	9.00	12.48	10.62	4.8	106,290	10.62
29,171	13.92	17.10	14.74	3.0	29,171	14.74
15,001	22.62	30.24	24.03	4.0	15,001	24.03
320,462	$0.72	$30.24	$6.52	6.5	292,962	$7.03

In May 2018, the Company recognized stock-based compensation expense of $583 thousand related to 485,168 unrestricted shares of common stock granted to employees. As of June 30, 2019, there was no unrecognized expense related to common stock grants.

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

In the fair value calculation for the ARO there are numerous assumptions and judgments including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. During the six months ended June 30, 2019, there was an adjustment to the credit adjusted risk free rate used to discount the ARO for a well completed in December 2018. The adjustment decreased the ARO liability and the amount capitalized by $15 thousand.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2019 and December 31, 2018:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(in thousands)
Balance, beginning of year	$939	$913
Accretion	12	25
Sold/Plugged	-	(18)
New drilled wells	2	19
Change in discount rate	(15)	-
Liabilities incurred	-	-
Balance, end of period	$938	$939

12. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for both the six months ended June 30, 2019 and 2018.

In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. See Note 6-Debt. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code (“I.R.C.”) Section 382. As a result, the Company wrote-off $29.8 million of gross deferred tax assets in 2017, and an additional $2.4 million in gross deferred tax assets in 2018. Since the Company maintains a valuation allowance against these tax assets there is no impact to the condensed consolidated statements of operations in either the six month period ended June 30, 2019 or 2018.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2018, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of June 30, 2019. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the six months ended June 30, 2019 and 2018, no adjustments were recognized for uncertain tax positions.

The Company does not expect to pay any federal or state income taxes for the fiscal year ending December 31, 2019.

13. EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock, and unvested shares of restricted common stock. When the Company recognizes a net loss attributable to common shareholders, as was the case for the three and six-month periods ended June 30, 2019 and 2018, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands except per share data)
Net income (loss)	$20	$(1,094)	$35	$(1,417)
Accrued dividend on Series A preferred stock	(91)	(81)	(178)	(158)
Loss applicable to common shareholders	$(71)	$(1,175)	$(143)	$(1,575)
Basic weighted average common shares outstanding	13,405	12,745	13,405	12,448
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	13,405	12,745	13,405	12.448

Basic net loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.13)
Diluted net loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.13)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	320	390	320	390
Outstanding warrants	1,000	1,000	1,000	1,000
Series A convertible preferred stock	793	793	793	793
Total	2,113	2,183	2,113	2,183

14. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by joint interest operators of the Company’s oil and natural gas properties. During the six-month periods ended June 30, 2019 and 2018, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented are as follows:

Operator	2019	2018

A	52%	17%
B	29%	47%
C	9%	14%
D	-%	10%

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

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at June 30, 2019 and December 31, 2018 using a Lattice model, with the following assumptions:

	June 30, 2019	December 31, 2018

Number of warrants outstanding	1,000,000	1,000,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$1.13	$1.13
Stock price	$0.46	$0.67
Dividend yield	0%	0%
Average volatility rate	85%	90%
Risk free interest rate	1.72%	2.47%

An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants. At June 30, 2019 and December 31, 2018, the fair value of the warrants was $183 thousand and $425 thousand, respectively.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Marketable Equity Securities	$541	$-	$-	$541	$533	$3	$-	$536

Liabilities:
Warrants	$-	$-	$183	$183	$-	$-	$425	$425

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	(in thousands)
Fair value liabilities of Level 3 instruments- beginning of period	$425	$1,200

Net gain on warrant valuation	(242)	(775)
	-
Fair value liabilities of Level 3 instruments- end of period	$183	$425

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

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional amount of approximately $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed. The Company is currently seeking a refund of such funds from the seller, who made a partial payment of $50,000 in September 2019. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining approximately $324,328 due from the seller due to the uncertainty of collection of the deposit. See Note 7-Write-off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2019 and 2018

During the three months ended June 30, 2019, we recorded net income of $20 thousand as compared to a net loss of $1,094 thousand for the three months ended June 30, 2018. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2019 and 2018 (dollars in thousands, except average sales prices):

			Change
	2019	2018	Amount	Percent

Revenue:
Oil	$1,760	$1,292	$468	36%
Gas	112	281	(169)	-60%

Total	$1,872	$1,573	$299	19%

Production quantities:
Oil (Bbls)	29,386	20,248	9,138	45%
Gas (Mcfe)	60,141	94,882	(34,741)	-37%
BOE	39,410	36,061	3,349	9%

Average sales prices:
Oil (Bbls)	$59.89	$63.79	$(3.90)	-6%
Gas (Mcfe)	1.86	2.96	(1.10)	-37%
BOE	$47.51	$43.61	$3.90	9%

The increase in our oil and gas revenue of $299 thousand for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributed to an increase in oil production of 45% due to a well we participated in drilling in Texas, which began production in late December 2018. In addition, prices on a barrels of oil equivalent (“BOE”) basis increased by 9%. During the three-month period ended June 30, 2019 the price we received per BOE increased despite the price received for our oil production decreasing by 6% and the price received for our gas production decreasing by 37% due to an oil-weighted shift in our production mix. For the three months ended June 30, 2019, 75% of our production on a BOE basis was from oil as compared to 56% in the comparable period of 2018.

For the three months ended June 30, 2019, we produced 39,410 BOE, or an average of 433 BOE per day, as compared to 36,061 BOE or 396 BOE per day during the comparable period in 2018. This increase was mainly attributable to the previously mentioned Texas oil well. This increase in production was partially offset by a decrease in production from our Louisiana natural gas well, which was shut-in for the entire quarter.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Production taxes	$118	$108	$10	9%
Lease operating expense	471	554	(83)	-15%

Total	$589	$662	$(73)	-11%

For the three months ended June 30, 2019, production taxes increased by $10 thousand compared to the comparable period in 2018. This increase was primarily attributable to the increase in production quantities on a BOE basis and prices received for oil and natural gas sales. During the three months ended June 30, 2019, lease operating expenses decreased by $83 thousand when compared to the three months ended June 30, 2018 as the result of reduced field activity.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended June 30, 2019 was $4.98 per BOE compared to $3.70 per BOE for the three months ended June 30, 2018. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas properties. During the three months ended June 30, 2019 and 2018, the net capitalized cost of our oil and natural gas properties did not exceed the full cost ceiling limitation; therefore, we did not record an impairment charge.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Compensation and benefits, including directors	$175	$542	$(367)	-68%
Stock-based compensation	13	596	(583)	-98%
Professional fees, insurance and other	1,064	476	588	124%
Bad debt expense	28	-	28	N/A

Total	$1,280	$1,614	$(334)	-21%

General and administrative expenses decreased by $334 thousand during three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018. The decrease was primarily attributable to a stock-based award given to executive officers and employees in 2018. No such stock-based award was given in 2019. In addition, compensation and benefits decreased as the result of a decrease in headcount due to the termination of our former President and Chief Executive Officer. This was partially offset by an increase in professional fees as a result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Realized loss on oil price risk derivatives	$-	$(169)	$169	N/A
Unrealized gain on oil price risk derivatives	-	83	(83)	N/A
Unrealized loss on marketable equity securities	(8)	(45)	37	-82%
Warrant revaluation gain (loss)	234	(80)	314	-393%
Rental property loss	(8)	(20)	12	-60%
Interest, net	1	(20)	21	-105%

Total other income (expense)	$219	$(251)	$470	-187%

During the three months ended June 30, 2019, we had no outstanding commodity derivative contracts. During the three months ended June 30, 2018, we had a $169 thousand realized loss and a $83 thousand unrealized gain on commodity derivatives. Unrealized gains and losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized gains and losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain or loss.

During the three months ending June 30, 2019, we recognized a warrant revaluation gain of $234 thousand as compared to a loss of $80 thousand during the three months ending June 30, 2018. The increase was attributable to a decrease in the warrant liability primarily as a result of a decline in the value of our common stock.

Interest, net decreased by $21 thousand during the three months ended June 30, 2019 compared to the comparable period in 2018. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019. This decrease was partially offset by an increase in interest related to insurance premium financing in 2019.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2019 and 2018

During the six months ended June 30, 2019, we recorded net income of $35 thousand as compared to a net loss of $1,417 thousand for the six months ended June 30, 2018. In the following sections we discuss our revenue, operating expenses and non-operating income for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2019 and 2018 (dollars in thousands, except average sales prices):

			Change
	2019	2018	Amount	Percent

Revenue:
Oil	$3,175	$2,522	$653	26%
Gas	258	606	(348)	-57%

Total	$3,433	$3,128	$305	10%

Production quantities:
Oil (Bbls)	54,739	40,627	14,112	35%
Gas (Mcfe)	113,402	197,086	(83,684)	-42%
BOE	73,639	73,474	165	0%

Average sales prices:
Oil (Bbls)	$58.00	$62.09	$(4.09)	-7%
Gas (Mcfe)	2.28	3.07	(0.79)	-26%
BOE	$46.62	$42.57	$4.05	10%

The increase in our oil and gas revenue of $305 thousand for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributed to an increase in oil production of 35% due to a well we participated in drilling in Texas, which began production in late December 2018. In addition, prices on a BOE basis increased 10%. During the six-month period ended June 30, 2019 the price we received per BOE increased despite the price received for our oil production decreasing by 7% and the price received for our gas production decreasing by 26% due to an oil-weighted shift in our production mix. For the six months ended June 30, 2019, 74% of our production on a BOE basis was from oil as compared to 55% in the comparable period of 2018.

For the six months ended June 30, 2019, our production on a BOE basis remained consistent with the comparable period of 2018 at 406 BOE per day. We produced 73,639 BOE during the first six months of 2019 compared to 73,474 BOE for the same period in 2018. This increase was mainly attributable to the previously mentioned Texas oil well. This increase in oil production was partially offset by a decrease in gas production from our Louisiana natural gas well, which was shut-in for the entire six months ended June 30, 2019.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Production taxes	$216	$220	$(4)	-2%
Lease operating expense	938	1,074	(136)	-13%

Total	$1,154	$1,294	$(140)	-11%

For the six months ended June 30, 2019, production taxes remained relatively consistent with the comparable period in 2018 due to production on a BOE basis remaining consistent. During the six months ended June 30, 2019, lease operating expense decreased by $136 thousand when compared to the six months ended June 30, 2018 as the result of reduced field activity.

Depreciation, Depletion and Amortization. Our DD&A rate for the six months ended June 30, 2019 was $4.87 per BOE compared to $3.70 per BOE for the six months ended June 30, 2018. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the six months ended June 30, 2019 and 2018, the net capitalized cost of our oil and natural gas properties did not exceed the full cost ceiling limitation; therefore, we did not record an impairment charge.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Compensation and benefits, including directors	$454	$1,325	$(871)	-66%
Stock-based compensation	26	610	(584)	-96%
Professional fees, insurance and other	1,620	797	823	103%
Bad debt expense	28	-	28	N/A

Total	$2,128	$2,732	$(604)	-22%

General and administrative expenses decreased by $604 thousand during six month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018. The decrease was primarily attributable to a reduction in compensation and benefits due to the reduction in headcount due to the termination of our former President and Chief Executive Officer and the payment of a $585 thousand bonus to executive officers and employees in 2018. We did not pay any employee bonuses during the six months ended June 30, 2019. In addition, during the six months ended June 30, 2018, we granted stock-based awards to executive officers and employees. No such stock-based award was given in 2019. The decrease in general and administrative costs were partially offset by an increase in professional fees as a result of the APEG II litigation. See Part II, Item 1. Legal Proceedings-APEG II Litigation.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the six months ended June 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Realized loss on oil price risk derivatives	$-	$(348)	$348	N/A
Unrealized gain on oil price risk derivatives	-	137	(137)	N/A
Unrealized gain (loss) on marketable equity securities	5	(123)	128	-104%
Warrant revaluation gain	242	190	52	27%
Rental property loss	(23)	(36)	13	-36%
Recovery of deposit written-off	50	-	50	N/A
Interest, net	(20)	(54)	34	-63%

Total other income (expense)	$254	$(234)	$488	-209%

During the six months ended June 30, 2019, we had no outstanding commodity derivative contracts. During the six months ended June 30, 2018, we had a $348 thousand realized loss and a $137 thousand unrealized gain on commodity derivatives. Unrealized gains and losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized gains and losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain or loss.

During the six months ended June 30, 2019, we recognized a warrant revaluation gain of $242 thousand as compared to a gain of $190 thousand during the six months ended June 30, 2018. The increase was attributable to a decrease in the warrant liability, primarily as a result of a decline in the value of our common stock.

During the six months ended June 30, 2019, we recognized a gain of $50 thousand from the partial recovery of a deposit written off in 2018. See Note 7-Write-Off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Interest, net decreased by $34 thousand during the six months ended June 30, 2019 compared to the comparable period in 2018. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019. This decrease was partially offset by an increase in interest related to insurance premium financing in 2019.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the six months ended June 30, 2019 and 2018:

	2019	2018
	(in thousands)
Income (loss) from continuing operations (GAAP)	$35	$(1,417)
Depreciation, depletion, accretion and amortization	370	285
Unrealized (gain) loss on marketable equity securities	(5)	123
Gain on warrant revaluation	(242)	(190)
Unrealized gain on commodity price risk derivatives	-	(137)
Stock-based compensation expense	26	610
Interest, net	20	54

Adjusted EBITDAX (Non-GAAP)	$204	$(672)

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	Change
	(in thousands)
Cash and equivalents	$884	$2,340	$(1,456)
Working capital (1)	1,735	2,018	(283)
Total assets	14,382	14,778	(396)
Outstanding debt under credit facility	-	937	(937)
Borrowing base under credit facility	-	6,000	(6,000)
Total shareholders’ equity	9,779	9,719	60

Select Ratios:
Current ratio (2)	2.3 to 1.0	2.2 to 1.0
Debt to equity ratio (3)	-	0.1 to 1.0

(1)	Working capital deficit is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of June 30, 2019, we have a working capital surplus of $1,735 thousand compared to a working capital surplus of $2,018 thousand as of December 31, 2018, a decrease of $283 thousand. This decrease was primarily attributable to additional legal expenses incurred as a result of the ongoing litigation with APEG II.

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

As of June 30, 2019, we had cash and cash equivalents of $884 thousand. As of October 10, 2019, we had cash and cash equivalents of $1,683 thousand and accounts payable of approximately $369 thousand. Continued ongoing litigation could negatively affect our ability to raise both debt and equity capital going forward and fund our operations. As of October 10, 2019, we have incurred approximately $1,017 thousand on litigation and the forensic accounting investigation.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	2019	2018	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(179)	$(786)	$607
Investing activities	(201)	(77)	(124)
Financing activities	(1,076)	344	(1,420)

Operating Activities. Cash used in operating activities for the six months ended June 30, 2019 was $179 thousand as compared to cash used in operating activities $786 thousand for the comparable period in 2018. The decrease in cash used in operating activities is attributable to a decrease of $964 thousand in the loss from operations, which was partially offset by a decrease in working capital changes of $293 thousand.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2019 was $201 thousand as compared to $77 thousand for the comparable period in 2018. The primary use of cash in our investing activities for the six months ended June 30, 2019 were oil and natural gas capital expenditures associated with drilling operations in Texas.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2019 was $1,076 thousand as compared to cash provided by investing activities of $344 thousand for the comparable period in 2018. The decrease in cash from investing activities during the six months ended June 30, 2019 was primarily attributable to the repayment of $937 thousand outstanding under our credit facility and $139 thousand for repayment of our insurance premium finance note. The increase in cash from investing activities in the comparable period of 2018 was due to $1,150 thousand in net proceeds received from shares of our common stock sold in our at-the-market offering program, which was offset by a $600 thousand principal payment on the credit facility and $206 thousand paid to repurchase shares to satisfy employee tax withholding on stock-based compensation.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of quarter ended June 30, 2019, our interim Chief Executive Officer and Principal Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the termination of our former Chief Executive Officer in February 2019 and the dispute related thereto, we have been involved in ongoing litigation to resolve such disputes. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. As a result of such ongoing litigation and lack of clarity with respect to the governance of the Company and the ongoing Audit Committee investigation, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2018 as well as our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2019 and June 30, 2019.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on September 16, 2019, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018 and is in the process of remediation as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting.

With the exception of the remediation efforts described below, there have been no changes to our system of internal control over financial reporting during the three months ended June 30, 2019 and during the subsequent time period through the filing of this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

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

