Form 10-Q
period 2019-09-30
US ENERGY CORP
filed 2019-11-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-06814

U.S. ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

675 Bering, Suite 100, Houston TX	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

950 S. Cherry St., Suite 1515, Denver CO 80246

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Capital Market

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

YES [  ] NO [X]

The registrant had 13,405,838 shares of its common stock, par value $0.01, outstanding as of November 12, 2019.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,385	$2,340
Oil and natural gas sales receivable	1,113	697
Related party receivable	-	2
Marketable equity securities	302	536
Refundable deposit, net	50	-
Other current assets	153	113

Total current assets	3,003	3,688

Oil and natural gas properties under full cost method:
Unevaluated properties	3,757	3,728
Evaluated properties	89,267	88,764
Less accumulated depreciation, depletion and amortization	(84,262)	(83,729)

Net oil and natural gas properties	8,762	8,763

Other assets:
Property and equipment, net	2,149	2,249
Right-of-use asset	191	-
Other assets	52	78

Total other assets	2,392	2,327

Total assets	$14,157	$14,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,222	$670
Insurance premium finance note payable	35	-
Accrued compensation and benefits	28	63
Current portion of credit facility	-	937
Other current liabilities	56	-

Total current liabilities	1,341	1,670

Noncurrent liabilities:
Asset retirement obligations	944	939
Warrant liability	206	425
Other liabilities	158	25
Total noncurrent liabilities	1,308	1,389

Commitments and contingencies (Note 8)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $3,130 and $2,856 as of September 30, 2019 and December 31, 2018, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 13,405,838 shares issued and outstanding	134	134
Additional paid-in capital	136,749	136,714
Accumulated deficit	(127,375)	(127,129)

Total shareholders’ equity	9,508	9,719

Total liabilities, preferred stock and shareholders’ equity	$14,157	$14,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2019	2018	2019	2018

Revenue:
Oil	$1,571	$1,120	$4,746	$3,642
Natural gas and liquids	62	102	320	708

Total revenue	1,633	1,222	5,066	4,350

Operating expenses:
Oil and gas operations:
Lease operating expenses	410	357	1,348	1,431
Production taxes	107	96	323	316
Depreciation, depletion, amortization and accretion	180	81	550	365
General and administrative:
Compensation and benefits, including directors	166	222	620	1,548
Stock-based compensation	9	13	35	623
Professional fees, insurance and other	814	386	2,434	1,183
Bad debt expense	-	-	28	-

Total operating expenses	1,686	1,155	5,338	5,466

Operating (loss) income	(53)	67	(272)	(1,116)

Other income (expense):
Losses on commodity derivative contracts	-	(14)	-	(225)
Change in fair value of marketable equity securities	(240)	203	(235)	80
Warrant revaluation (loss) gain	(23)	288	219	478
Rental property loss	(16)	(58)	(39)	(94)
Recovery of deposit written off	50	-	100	-
Interest, net	1	(19)	(19)	(73)

Total other (expense) income	(228)	400	26	166

Net (loss) income	$(281)	$467	$(246)	$(950)

Net income (loss)	$(281)	$467	$(246)	$(950)
Accrued preferred stock dividends	(95)	(84)	(273)	(242)
Net (loss) income applicable to common shareholders	$(376)	$383	$(519)	$(1,192)
Basic and diluted weighted shares outstanding	13,405,838	13,234,709	13,405,838	12,697,206
Diluted weighted shares outstanding	13,405,838	13,255,109	13,405,838	12,697,206
Basic (loss) earnings per share	$(0.03)	$0.03	$(0.04)	$(0.09)
Diluted (loss) earnings per share	$(0.03)	$0.03	$(0.04)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2017 (restated) (1)	11,802,768	$118	$134,632	$(126,088)	$8,662
Issuance of shares in at-the-market transactions, net of fees	1,288,537	13	1,653	-	1,666
Issuance of shares to employees, net of shares withheld for taxes	314,533	3	376	-	379
Amortization of stock option awards	-	-	40	-	40
Net loss	-	-	-	(950)	(950)

September 30, 2018	13,405,838	$134	$136,701	$(127,038)	$9,797

December 31, 2018	13,405,838	$134	$136,714	$(127,129)	$9,719
Amortization of stock option awards	-	-	35	-	35
Net loss	-	-	-	(246)	(246)

September 30, 2019	13,405,838	$134	$136,749	$(127,375)	$9,508

(1)	Shareholders’ equity at December 31, 2017 has been restated to reflect the reclassification of the Company’s Series A Preferred Stock to temporary equity. In addition, $903 thousand at December 31, 2017 related to the change in the fair value of marketable equity securities was reclassified from accumulated other comprehensive loss to accumulated deficit as a result of the adoption of Accounting Standards Update 2016-01.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands)

	2019	2018

Cash flows from operating activities:
Net loss	$(246)	$(950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	686	465
Debt issuance cost amortization	7	10
Change in fair value of commodity derivative contracts	-	(124)
Loss (gain) on marketable equity securities	235	(80)
Gain on warrant revaluation	(219)	(478)
Stock-based compensation	35	623
Other	1	4
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	(415)	(240)
Transaction deposit	(50)	(124)
Other assets	187	(4)
Increase (decrease) in:
Accounts payable and accrued liabilities	149	(367)
Accrued compensation and benefits	(35)	337
Payments on operating lease liability	(38)	-

Net cash provided by (used in) operating activities	297	(928)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(142)	(209)
Purchase of property and equipment	-	(9)
Payment received on note receivable	20	-

Net cash used in investing activities:	(122)	(218)

Cash flows from financing activities:
Issuance of common stock, net of fees	-	1,666
Payment on credit facility	(937)	(600)
Shares repurchased for employee tax withholding	-	(204)
Payments on insurance premium note	(193)	-

Net cash (used in) provided by financing activities	(1,130)	862

Net decrease in cash and equivalents	(955)	(284)

Cash and equivalents, beginning of period	2,340	3,277

Cash and equivalents, end of period	$1,385	$2,993

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$26	$105
Investing activities:
Change in capital expenditure accruals	24	-
Exchange of undeveloped lease acreage for oil and gas properties	379	-
Adoption of lease standard	228	-
Asset retirement obligations	(14)	-
Financing activities:		-
Financing of insurance premiums with note payable	228	-

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Our financial condition as of September 30, 2019, and operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2019.

Liquidity and Going Concern

As of September 30, 2019, the Company had cash of $1.4 million, a working capital surplus of $1.7 million and an accumulated deficit of $127.4 million. At November 12, 2019, the Company had a cash balance of $1.7 million and accounts payable of approximately $6.5 million. During 2019, the Company has instituted measures to preserve liquidity by reducing the use of third-party contractors, cutting corporate overhead and eliminating other general and administrative costs.

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

Adopted and Recently Issued Accounting Pronouncements

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), followed by other related ASUs that targeted improvements and additional practical expedient options (collectively “ASU 2016-02”). The standard requires lessees to recognize right-of-use assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets for the lease term. Each lease that is recognized in the balance sheet will be classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations and presentation within the condensed consolidated statements of cash flow.

The Company evaluated the impacts of ASU 2016-02, which included an analysis of contracts for office leases. As a non-operator of oil and natural gas properties, the Company is not subject to drilling rig agreements, well completion agreements, water handling agreements, or other contracts that include potential lease components. In addition, the scope of ASU 2016-02 does not apply to leases used in the exploration or use of minerals, oil, natural gas or other similar non-regenerative resources. See Note 3-Leases for additional information regarding the Company’s adoption of this standard including policy elections and the impact to the condensed consolidated financial statements at September 30, 2019.

Financial instruments with characteristics of liabilities and equity. On July 13, 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financials Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company assessed the new standard as it relates to warrants issued by the Company in December 2016, which contain a down round feature. The Company determined through an assessment of the warrants in relation to ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, that there were other provisions in the warrant agreement that precluded equity classification, including an option of the holder to receive the calculated fair value of the warrant from the Company in cash in the event of a “Fundamental Transaction,” as defined in the warrant agreement. Therefore, the Company will continue to classify the warrants as liabilities with changes in fair value recorded in other income in the condensed consolidated statement of operations in the period of the change .

Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU amends the disclosure requirements in Topic 820, Fair Value Measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning December 15, 2019. The Company plans to adopt this ASU as of January 1, 2020. The Company is in the process of assessing the impact the adoption of this ASU will have on its fair value disclosures.

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

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenues and costs in the condensed consolidated financial statements were reported gross for the three and nine months ended September 30, 2019, as the gross amounts were known.

The following table presents our disaggregated revenue by major source and geographic area for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
North Dakota
Oil	$564	$795	$1,723	$2,384
Natural gas and liquids	16	65	109	240
Total	$580	$860	$1,832	$2,624

Texas
Oil	$1,007	$325	$3,023	$1,258
Natural gas and liquids	46	39	211	168
Total	$1,053	$364	$3,234	$1,426

Louisiana
Oil	$-	$-	$-	$-
Natural gas and liquids	-	(2)	-	300
Total	$-	$(2)	$-	$300

Combined Total	$1,633	$1,222	$5,066	$4,350

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

During the nine months ended September 30, 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value on the unaudited condensed consolidated balance sheet at September 30, 2019, of $191 thousand and $214 thousand, respectively.

As of September 30, 2019
(in thousands)
Right-of-use asset balance
Operating leases	$191
Lease liability balance
Short-term operating leases	$56
Long-term operating lease	158
Total operating leases	$214

The Company recognizes lease expense on a straight line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease costs represent payments for our Houston office lease, which has a lease term of one year.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$17	$51
Short-term lease cost	3	11
Total lease cost	$20	$62

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

As of September 30, 2019
Weighted average lease term (years)	3.3
Weighted average discount rate	8.75%

The future minimum lease commitments as of September 30, 2019 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the unaudited condensed consolidated balance sheet as follows:

As of September 30, 2019
(in thousands)
Remainder of 2019	$18
2020	73
2021	75
2022	76
2023	6
Total lease payments	$248
Less: imputed interest	(34)
Total lease liability	$214

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building, which served as the Company’s corporate headquarters until the Company relocated its corporate headquarters in 2015. Currently, the building’s eight office suites are rented to non-affiliates and government agencies under operating leases with varying terms from month-to-month to twelve years. The building is included in property and equipment, net on our condensed consolidated balance sheet. The net capitalized cost of the building subject to operating leases at September 30, 2019 is as follows:

As of September 30, 2019
(in thousands)
Building subject to operating leases	$4,012
Less: accumulated depreciation	(3,220)
Building subject to operating leases, net	$792

The future lease maturities of the Company’s operating leases as of September 30, 2019 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2019	$46
2020	158
2021	161
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,557

The Company recognized the following operating lease income related to its Riverton, Wyoming office building for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease income	$54	$49	$150	$138

4. COMMODITY PRICE RISK DERIVATIVES

Energy One from time to time enters into commodity price derivative contracts (“economic hedges”). The derivative contracts are typically priced based on West Texas Intermediate (“WTI”) quoted prices for crude oil and Henry Hub quoted prices for natural gas. U.S. Energy Corp. guarantees Energy One’s obligations under economic hedges. The objective of utilizing the economic hedges is to reduce the effect of price changes on a portion of the Company’s future oil production, achieve more predictable cash flows in an environment of volatile oil and natural gas prices and to manage the Company’s exposure to commodity price risk. The use of these derivative instruments limits the downside risk of adverse price movements. However, there is a risk that such use may limit the Company’s ability to benefit from favorable price movements. Energy One may, from time to time, add incremental derivatives to hedge additional production, restructure existing derivative contracts or enter into new transactions to modify the terms of current contracts in order to realize the current value of its existing positions. The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. As of and during the three and nine-month periods ended September 30, 2019, the Company did not have any commodity price derivatives. The following table presents the Company’s realized and unrealized derivative gains and losses for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net derivative gain (loss):
Realized gains and (losses):
Oil	$-	$(9)	$-	$(381)
Natural gas	-	8	-	32
Total	$-	$(1)	$-	$(349)

Unrealized gains and (losses):
Oil	$-	$(1)	$-	$175
Natural Gas	-	(12)	-	(51)
Total	$-	$(13)	$-	$124

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

In May 2019, the Company exchanged approximately 905 leasehold acres of the Georgetown formation and deeper rights in Dimmit and Zavala counties for working interests in certain wells that were drilled by CML Exploration in the first half of 2019. The effective date of the exchange was March 1, 2019.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2019, the Company used $61.45 per barrel for oil and $3.02 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

There was no impairment for the nine-month periods ended September 30, 2019 and 2018 of the Company’s oil and natural gas properties. Impairment charges in previous years are generally the result of declines in the price of oil and natural gas, additional capitalized well costs and changes in production.

6. DEBT

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., Energy One and APEG Energy II, L.P. (“APEG II”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility for 5,819,270 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $0.767, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction. As of September 30, 2019, APEG II held approximately 43% of the Company’s outstanding common stock.

As of September 30, 2019, there were no outstanding borrowings under the credit facility. At December 31, 2018, outstanding borrowings under the credit facility were $937 thousand. The credit facility was repaid in full on March 1, 2019, and the credit facility matured on July 30, 2019. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense on the credit facility for the three months ended September 30, 2018 was $24 thousand, including amortization of debt issuance costs of $3 thousand. Interest expense on the credit facility for the nine months ended September 30, 2019 and 2018 was $20 thousand and $83 thousand, respectively, including amortization of debt issuance costs of $7 thousand and $10 thousand, respectively. The weighted average interest rate on the credit facility was 8.75% for the nine-month period ended September 30, 2019 and for both the three and nine-month period ended September 30, 2018.

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

7. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a letter of intent with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250 thousand option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In February 2018, the Company paid an additional $124 thousand to CETA. In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited. As of November 12, 2019 the Company has received two payments from CETA totaling $100 thousand. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining amount due from CETA of $274 thousand at September 30, 2019 due to the uncertainty of collection. See Note 8-Commitments, Contingencies and Related-Party Transactions.

8. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

APEG II and its general partner, APEG Energy II, GP (together with APEG II, “APEG”), are involved in litigation with the Company and its former Chief Executive Officer, David Veltri, as described below. APEG II holds approximately 43% of the Company’s outstanding common stock and was its secured lender prior to the maturity on July 30, 2019 of a credit facility the Company had with APEG II. The costs associated with the ongoing litigation have been a significant use of the Company’s existing cash. While the Company has historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair the Company’s liquidity profile and ability to fund significant drilling obligations.

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

On March 4, 2019, APEG II filed a Notice of Removal and an Emergency Motion to Stay or Modify State Court Temporary Restraining Order in the United States District Court for the Sothern District of Texas, Houston Division, Case No. 4:19-cv-00754 (the “Texas Federal Court”), in order to remove the Texas Litigation from the State Court to the Federal District Court and to stay or modify the TRO. Following a hearing on March 4, 2019, the Texas Federal Court vacated the TRO. On March 7, 2019, at the continued hearing on emergency motions, the Court ordered APEG II to return our funds, less the outstanding balance due to APEG II under the credit facility of $936,620, and the Company received back $857,674.

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

On May 30, 2019, and following briefing by the parties to the Colorado Litigation, the Colorado Federal Court issued a subsequent order (the “Second Order”) appointing C. Randel Lewis as Custodian of the Company pursuant to the Wyoming Business Corporation Act and to take over for Mr. Smith in acting as the Company’s interim Chief Executive Officer and to serve on the Board of Directors as Chairman. As noted in the Second Order, two of the Company’s Board members had moved in the Board meeting on February 25, 2019 to terminate Mr. Veltri as President and Chief Executive Officer for cause by a vote of two to one. However, there was a dispute among the Board members as to whether the Board meeting was properly called and whether Mr. Veltri should have been allowed to vote on his own termination. The outcome of the vote on Mr. Veltri’s termination was in dispute as Mr. Veltri contended that he should have voted on his termination, and had he voted, Mr. Veltri would have voted against his own termination, thus creating a board deadlock preventing his termination. Specifically, Mr. Veltri contended the Board, which consisted of four members at that time, remained deadlocked on the issue, which prompted APEG II to file the above-mentioned suit against Mr. Veltri to have him removed as the Company’s President and Chief Executive Officer. The Second Order noted that the primary purpose of having Mr. Lewis serve as Custodian was to resolve the aforementioned Board deadlock. Pursuant to the Second Order, Mr. Lewis, as Custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the next annual meeting of the Company’s shareholders. Following such annual meeting, the Board of Directors is to vote on a new Chief Executive Officer to replace Mr. Lewis in that role, and Mr. Lewis will be discharged from serving as the Company’s Custodian, interim Chief Executive Officer and as a member of the Board. Unless otherwise ruled by the Colorado Federal Court, the tenure of the replacement Chief Executive Officer may last only so long as it takes the Colorado Federal Court to resolve the disputes in the Colorado Litigation.

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

On September 18, 2019, APEG II filed a motion for voluntary dismissal with the Colorado Federal Court seeking to dismiss the Colorado Litigation, to discharge Randel Lewis as Custodian and interim Chief Executive Officer and a director of the Company, and reimbursement of its expenses and attorneys’ fees that it incurred in connection with the Colorado Litigation. In its motion for dismissal, APEG II stated that its claims (i) to request a declaratory judgment that Mr. Veltri was validly terminated as Chief Executive Officer and President of the Company by the Board of Directors on February 25, 2019 and (ii) to request an injunction enjoining Mr. Veltri from acting as the Chief Executive Officer and President of the Company have both been addressed and are now moot. On October 16, 2019, Mr. Veltri filed a response to the motion for dismissal. In his response, Mr. Veltri argued that APEG II’s motion for dismissal should be denied by the Colorado Federal Court because (i) the Company should continue to operate under the guidance of the independent Custodian pending the outcome of a trial on the merits of the action, (ii) until the Custodian provides the Company with all of the relief set forth in the Second Order, the claims in the Colorado Litigation are not moot and the action should not be dismissed, (iii) the other Company shareholders’ interests will otherwise be negatively impacted if the Custodian is prematurely dismissed as the Company would be left without a Chief Executive Officer to run the Company’s business, the Board of Directors would again become a four-member Board of Directors subject to deadlock, and there would be no one to ensure the annual meeting of shareholders occurs, and (iv) APEG II should not be entitled to any attorneys’ fees. On October 29, 2019, APEG II filed a reply in support of its motion for dismissal, in which APEG II reasserted its position that its claims have been rendered moot as a result of actions taken by the Company in response to APEG’s claims. APEG modified its request that the Custodian be discharged immediately and agreed to delay its request to discharge the Custodian until the Company’s shareholders elect a director to replace the Custodian and the Board selects a Chief Executive Officer to replace the Custodian as interim Chief Executive Order. As of November 12, 2019, the Colorado Federal Court had not yet ruled on APEG II’s motion for dismissal.

Both the Texas Litigation and the Colorado Litigation remain pending.

Audit Committee Investigation

Following the termination of the Company’s former Chief Executive Officer, President and Chairman of the Board on February 25, 2019, the Company’s independent auditors, Plante & Moran PLLC, informed the Audit Committee that the auditors had found at least one instance of irregularities in the submission and payment of expense reports with respect to the former Chief Executive Officer. The Company’s Audit Committee engaged independent legal counsel, which engaged an independent accounting firm to conduct a forensic accounting investigation of the Company’s expense reporting system in relation to issues raised by the Company’s independent auditors regarding potential financial improprieties related to expense reports, including examining expense reports and third-party expenditures made by or through the former Chief Executive Officer or his staff. The investigation was expanded into a forensic investigation of the integrity of the Company’s computer-based record keeping after Mr. Veltri and Mr. Hoffman managed to reset the security codes to give them complete control of the Company’s books and records temporarily and exclude our other officers and directors from accessing those records during that period, which further raised concerns with respect to material weaknesses in the Company’s internal control over financial reporting. The scope of the forensic accounting and investigation covered the period from January 1, 2017 through March 31, 2019. The Company’s Audit Committee has taken certain steps in response to the forensic accounting investigation. See Part I, Item 4. Controls and Procedures—Changes in Internal Control Over Financial Reporting—Management’s Remediation Plan.

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

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional amount of $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed. The Company is currently seeking a refund of such funds from the seller, who as of November 12, 2019 has made two partial payments totaling $100,000. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining $274,328 due from the seller due to the uncertainty of collection of the deposit. See Note 7-Write-off of Deposit.

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

On February 12, 2016, the Company issued 50,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”). The Series A Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Series A Preferred Stock was issued at $40 per share for an aggregate $2.0 million. The Series A Preferred Stock liquidation preference, initially $2.0 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Series A Preferred Stock may initially be converted into 13.33 shares of the Company’s common stock (the “Conversion Rate”) for an aggregate of 666,667 shares. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At September 30, 2019 and December 31, 2018, the aggregate number of shares of common stock issuable upon conversion of the Series A Preferred Stock was 793,349 shares, which is the maximum number of shares of common stock issuable upon conversion.

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

10. SHAREHOLDERS’ EQUITY

At-the-Market Offering

In January 2018, the Company entered into a common stock sales agreement with a financial institution pursuant to which the Company could offer and sell, through the sales agent, common stock representing an aggregate offering price of up to $2.5 million through an at-the-market continuous offering program. During the nine months ended September 30, 2018, the Company issued 1,288,537 shares of common stock at an average price of $1.41 for total net proceeds before offering expenses of approximately $1,817 thousand. Offering expenses, including broker fees and legal costs related to the at-the-market offering totaled $151 thousand. In January 2019, the Company terminated the at-the-market offering.

Warrants

In December 2016, the Company completed a registered direct offering of 1,000,000 shares of common stock at a net gross price of $1.50 per share. Concurrently, the investors received warrants to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.05 per share, subject to adjustment, for a period of five years from closing. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $80 thousand being attributed to common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $206 thousand and $425 thousand at September 30, 2019 and December 31, 2018, respectively

Pursuant to the warrant agreement, the warrant exercise price was reduced from $2.05 to $1.13 per share as a result of common stock issuances made during the three-month period ended March 31, 2018.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

For both the nine months ended September 30, 2019 and 2018, total stock-based compensation expense related to stock options was $39 thousand. As of September 30, 2019, there was $6 thousand of unrecognized expense related to unvested stock options, which will be recognized as stock-based compensation expense through November 2019. For the nine months ended September 30, 2019, no stock options were granted, exercised or expired. As the result of an employee termination during the period, 5,000 unvested stock options were forfeited. For the nine months ended September 30, 2018, no stock options were granted, exercised or forfeited, however, 69,225 stock options expired during the period. Presented below is information about stock options outstanding and exercisable as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	315,462	$6.61	320,462	$6.52

Stock options exercisable	265,462	$7.63	265,462	$7.63

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2019:

Options Outstanding					Options Exercisable
	Exercise Price
Number of Shares	Low	High	Weighted Average	Remaining Contractual Term (years)	Number of Shares	Weighted Average Exercise Price

165,000	$0.72	$1.16	$1.00	8.0	115,000	$0.93
106,290	9.00	12.48	10.62	4.6	106,290	10.62
29,171	13.92	17.10	14.74	2.7	29,171	14.74
15,001	22.62	30.24	24.03	3.8	15,001	24.03
315,462	$0.72	$30.24	$6.61	6.2	265,462	$7.63

In May 2018, the Company recognized stock-based compensation expense of $583 thousand related to 485,168 unrestricted shares of common stock granted to employees. As of September 30, 2019, there was no unrecognized expense related to common stock grants.

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

In the fair value calculation for the ARO there are numerous assumptions and judgments including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. During the nine months ended September 30, 2019, there was an adjustment to the credit adjusted risk free rate used to discount the ARO for a well completed in December 2018. The adjustment decreased the ARO liability and the amount capitalized by $14 thousand.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations during the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(in thousands)
Balance, beginning of year	$939	$913
Accretion	17	25
Sold/Plugged		(18)
New drilled wells	2	19
Change in discount rate	(14)	-
Liabilities incurred		-
Balance, end of period	$944	$939

12. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for both the nine months ended September 30, 2019 and 2018.

In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. See Note 6-Debt. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code (“I.R.C.”) Section 382. As a result, the Company wrote-off $29.8 million of gross deferred tax assets in 2017, and an additional $2.4 million in gross deferred tax assets in 2018. Since the Company maintains a valuation allowance against these tax assets there is no impact to the condensed consolidated statements of operations in either the nine-month period ended September 30, 2019 or 2018.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2018, the Company maintains a full valuation allowance recorded against all DTAs. The Company therefore had no recorded DTAs as of September 30, 2019. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions of the Company until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the nine months ended September 30, 2019 and 2018, no adjustments were recognized for uncertain tax positions.

13. EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net earnings (loss) per common share is calculated by dividing adjusted net earnings (loss) by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method and the conversion feature of the Series A Preferred Stock. When the Company recognizes a net loss attributable to common shareholders, as was the case for the three and nine-month periods ended September 30, 2019 and the nine-month period ended September 30, 2018, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except per share data)
Net income (loss)	$(281)	$467	$(246)	$(950)
Accrued dividend on Series A preferred stock	(95)	(84)	(273)	(242)
Loss applicable to common shareholders	$(376)	$383	$(519)	$(1,192)
Basic weighted average common shares outstanding	13,406	13,235	13,406	12,697
Dilutive effect of potentially dilutive securities	-	20	-	-
Diluted weighted average common shares outstanding	13,406	13,255	13,406	12,697

Basic net loss per share	$(0.03)	$0.03	$(0.04)	$(0.09)
Diluted net loss per share	$(0.03)	$0.03	$(0.04)	$(0.09)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	318	300	320	320
Outstanding warrants	1,000	1,000	1,000	1,000
Series A convertible preferred stock	793	793	793	793
Total	2,111	2,093	2,113	2,113

14. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by joint interest operators of the Company’s oil and natural gas properties. During the nine-month periods ended September 30, 2019 and 2018, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented are as follows:

Operator	2019	2018

A	54%	17%
B	29%	50%
C	8%	13%

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

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at September 30, 2019 and December 31, 2018 using a Lattice model, with the following assumptions:

	September 30, 2019	December 31, 2018

Number of warrants outstanding	1,000,000	1,000,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$1.13	$1.13
Stock price	$0.51	$0.67
Dividend yield	0%	0%
Average volatility rate	85%	90%
Risk free interest rate	1.59%	2.47%

An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants. At September 30, 2019 and December 31, 2018, the fair value of the warrants was $206 thousand and $425 thousand, respectively.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Marketable Equity Securities	$302	$-	$-	$302	$533	$3	$-	$536

Liabilities:
Warrants	$-	$-	$206	$206	$-	$-	$425	$425

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
	(in thousands)
Fair value liabilities of Level 3 instruments- beginning of period	$425	$1,200

Net gain on warrant valuation	(219)	(775)
	-
Fair value liabilities of Level 3 instruments- end of period	$206	$425

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

On April 17, 2019, the Company received a letter from Nasdaq notifying the Company that the Company also was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the notice, the Company was required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the notice (by June 17, 2019). On May 21, 2019, the Company received another notice from Nasdaq notifying the Company that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result of the delay in filing its quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit the Company’s plan to meet Nasdaq’s continued listing requirements to May 23, 2019, which it complied with. On August 16, 2019, Nasdaq again notified the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. Previously, Nasdaq had granted the Company an exception until September 16, 2019 to file its delinquent Annual Report on Form 10-K for the year ended December 31, 2018, which the Company complied with, and until October 14, 2019 to file its delinquent Quarterly Report on Form 10-Q for the period ended March 31, 2019. Pursuant to the August 16, 2019 notice, Nasdaq also granted the Company an exception to Rule 5250(c)(1) for its failure to file its Quarterly Report on Form 10-Q for the period ended June 30, 2019 until October 14, 2019, subject to the Company updating its plan to regain compliance with Nasdaq’s filing requirements. On September 3, 2019, the Company submitted to Nasdaq an update to its plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider. On October 15, 2019, the first business day after October 14, 2019, which was a federal holiday, the Company filed its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On October 16, 2019, Nasdaq provided notice to the Company that as a result of the filing of the Company’s Annual Report on Form 10-K on September 16, 2019 and the Company’s Quarterly Reports on Form 10-Q on October 15, 2019, the Company was in compliance with Rule 5250(c)(1).

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

Recent Developments

Audit Committee Investigation

Following the termination of our former Chief Executive Officer, President and Chairman of the Board on February 25, 2019, our independent auditors, Plante & Moran PLLC, informed the Audit Committee that the auditors had found irregularities in the submission and payment of expense reports with respect to our former Chief Executive Officer. Our Audit Committee engaged independent legal counsel, which subsequently engaged an independent accounting firm to conduct a forensic accounting investigation of our expense reporting system in relation to issues raised by our auditors regarding potential financial improprieties related to expense reports, including examining expense reports and third-party expenditures made by or through our former Chief Executive Officer or his staff. The investigation was expanded into a forensic investigation of the integrity of our computer-based record-keeping after Mr. Veltri and Mr. Hoffman managed to reset the security codes to give them complete control of our books and records temporarily and exclude the ability of our other employees, members of management, and other officers and directors to access those records during that period, which further raised concerns with respect to material weaknesses in our internal control over financial reporting. The scope of the forensic accounting investigation covered the period from January 1, 2017 through March 31, 2019. Our Audit Committee has taken certain steps in response to the forensic accounting investigation. See Part I, Item 4 Controls and Procedures—Changes in Internal Control Over Financial Reporting—Management’s Remediation Plan.

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

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional amount of approximately $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed. The Company is currently seeking a refund of such funds from the seller, who as of November 12, 2019 has made two partial payments totaling $100,000. While the Company is pursuing collection of the deposit, the Company has established an allowance for the remaining $274,328 due from the seller due to the uncertainty of collection of the deposit. See Note 7-Write-off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

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

On April 17, 2019, we received a letter from the Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing as a result of our failure to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2018. Pursuant to the notice, we were required to submit to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing within 60 calendar days of the date of the notice (by June 17, 2019). On May 21, 2019, we received another notice from Nasdaq notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) for continued listing on Nasdaq as a result the delay in filing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2019, and Nasdaq accelerated the date to submit our plan to meet Nasdaq’s continued listing requirements to May 23, 2019, which we complied with. Nasdaq granted us an exception to Nasdaq Listing Rule 5250(c)(1) until September 16, 2019 to file our delinquent annual report on Form 10-K for the year ended December 31, 2018 and until October 14, 2019 to file our delinquent quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On August 16, 2019, Nasdaq again notified us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing due to the delay in filing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2019. On September 3, 2019, we submitted to Nasdaq an update to our plan to regain compliance with Nasdaq’s filing requirements for continued listing for the Nasdaq staff to review and consider. On October 15, 2019, the first business day after October 14, 2019, which was a federal holiday, we filed our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. On October 16, 2019, Nasdaq notified us that as a result of our filing the annual report on Form 10-K on September 16, 2019 and the quarterly reports on Form 10-Q on October 15, 2019, we were in compliance with Nasdaq Listing Rule 5250(c)(1).

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

Legal Proceedings

APEG II, our largest shareholder holding approximately 43% of our outstanding common stock, and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with us and our former Chief Executive Officer, David Veltri. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report  .

Annual Meeting of Shareholders

On November 5, 2019, we filed our definitive proxy statement (the “Proxy Statement”) for our 2019 annual meeting of shareholders (the “Annual Meeting”) with the SEC and also commenced mailing of the Proxy Statement. As noted in the Proxy Statement, the Annual Meeting will be held on Tuesday, December 10, 2019, at 8:00 a.m., Central Time, at our Houston offices located at 675 Bering, Suite 100, Houston, TX 77057. Our Board of Directors has nominated two Class Two directors, James W. Denny III and Patrick E. Duke, and two Class One directors, Randall D. Keys and D. Stephen Slack, for election at the Annual Meeting. The proposals upon which our shareholders will vote at the Annual Meeting, including more detailed information regarding the director nominees, are set forth in the Proxy Statement.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2019 and 2018

During the three months ended September 30, 2019, we recorded a net loss of $281 thousand as compared to net income of $467 thousand for the three months ended September 30, 2018. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2019 and 2018 (dollars in thousands, except average sales prices):

			Change
	2019	2018	Amount	Percent

Revenue:
Oil	$1,571	$1,120	$451	40%
Gas	62	102	(40)	-39%

Total	$1,633	$1,222	$411	34%

Production quantities:
Oil (Bbls)	28,266	16,194	12,072	75%
Gas (Mcfe)	37,978	29,623	8,355	28%
BOE	34,596	21,131	13,465	64%

Average sales prices:
Oil (Bbls)	$55.58	$69.16	$(13.58)	-20%
Gas (Mcfe)	1.63	3.45	(1.82)	-53%
BOE	$47.20	$57.84	$(10.64)	-18%

The increase in our oil and gas revenue of $411 thousand for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to an increase in oil production of 75% due to a significant increase in production from our South Texas operations where we have participated in the drilling of three wells in the last year. As a result, our overall production quantities on a barrels of oil equivalent (“BOE”) basis increased by 64%. During the three-month period ended September 30, 2019 the price we received per BOE decreased 18%, which was comprised of a decrease in the price for our oil production of 20% and a decrease in the price for our natural gas production by 53%. For the three months ended September 30, 2019, 82% of our production on a BOE basis was from oil as compared to 77% in the comparable period of 2018.

For the three months ended September 30, 2019, we produced 34,596 BOE, or an average of 376 BOE per day, as compared to 21,131 BOE or 230 BOE per day during the comparable period in 2018. This increase was mainly attributable to the previously mentioned drilling activity from our South Texas operations for which we saw a significant increase in production beginning in December 2018.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Production taxes	$107	$96	$11	12%
Lease operating expense	410	357	53	15%

Total	$517	$453	$64	14%
Per Boe	$14.94	$21.44	$-6.50	-30%

For the three months ended September 30, 2019, production taxes increased by $11 thousand, or 12%, compared to the comparable period in 2018 due to a 34% increase in revenues and a higher percentage of revenues in the current quarter being generated from our Texas operations where the production tax rate is lower relative to North Dakota. Production taxes on a per BOE basis were $3.09 in the current year quarter compared to $4.54 per BOE in the prior year quarter. During the three months ended September 30, 2019, lease operating expenses increased by $53 thousand, or 15%, when compared to the three months ended September 30, 2018 due to increased field activity across our asset base during the three months ended September 30, 2019. On a per BOE basis, lease operating expenses were $11.85 in the current year quarter compared to $16.89 per BOE in the prior year quarter. The decrease in lease operating expenses on a BOE basis was due to a fixed cost component of our operating costs being spread over a larger production base.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended September 30, 2019 was $5.04 per BOE compared to $3.53 per BOE for the three months ended September 30, 2018. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas properties. During the three months ended September 30, 2019 and 2018, the net capitalized cost of our oil and natural gas properties did not exceed the full cost ceiling limitation; therefore, we did not record an impairment charge.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Compensation and benefits, including directors	$166	$222	$(56)	-25%
Stock-based compensation	9	13	(4)	-31%
Professional fees, insurance and other	814	386	428	111%

Total	$989	$621	$368	59%

General and administrative expenses increased by $368 thousand during the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018. The increase was primarily attributable to an increase in professional fees as a result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. This increase was partially offset by a reduction in compensation and benefits as the result of a reduction in corporate headcount.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Loss on commodity derivative contracts	-	(14)	14	NA
Unrealized (loss) gain on marketable equity securities	(240)	203	(443)	-218%
Warrant revaluation (loss) gain	(23)	288	(311)	-108%
Rental property loss	(16)	(58)	42	-72%
Recovery of deposit	50	-	50	NA
Interest, net	1	(19)	20	-105%

Total non-operating (expense) income	$(228)	$400	$(628)	-157%

During the three months ended September 30, 2019, we had no outstanding commodity derivative contracts. During the three months ended September 30, 2018, we had a $1 thousand realized loss and a $13 thousand unrealized loss on commodity derivatives. Unrealized gains and losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized gains and losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain or loss.

During the three months ended September 30, 2019, we recognized a warrant revaluation loss of $23 thousand as compared to a gain of $288 thousand during the three months ended September 30, 2018. The change in the valuation of the warrants is primarily attributable to a decline in the value of our common stock during the three months ended September 30, 2018 and a slight increase in the value of our common stock during the three months ended September 30, 2019.

Interest, net decreased by $20 thousand during the three months ended September 30, 2019 compared to the comparable period in 2018. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019 and interest income earned on cash and a note receivable. This decrease was partially offset by an increase in interest related to insurance premium financing in 2019.

During the three months ended September 30, 2019, we recognized a gain of $50 thousand from the partial recovery of a deposit written off in 2018. See Note 7-Write-Off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, we recorded a net loss of $246 thousand as compared to a net loss of $950 thousand for the nine months ended September 30, 2018. In the following sections we discuss our revenue, operating expenses and non-operating income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except average sales prices):

			Change
	2019	2018	Amount	Percent

Revenue:
Oil	$4,746	$3,642	$1,104	30%
Gas	320	708	(388)	-55%

Total	$5,066	$4,350	$716	16%

Production quantities:
Oil (Bbls)	83,006	56,820	26,186	46%
Gas (Mcfe)	151,381	226,710	(75,329)	-32%
BOE	108,236	94,605	13,631	14%

Average sales prices:
Oil (Bbls)	$57.18	$64.10	$(6.92)	-11%
Gas (Mcfe)	2.11	3.12	(1.01)	-32%
BOE	$46.81	$45.98	$0.83	2%

The increase in our oil and gas revenue of $716 thousand for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributed to an increase in oil production of 46% due to a significant increase in production from our South Texas operations where we have participated in the drilling of three wells in the last year. As a result, our overall production quantities on a per BOE basis increased 14%. In addition, prices on a BOE basis increased 2%. During the nine-month period ended September 30, 2019 the price we received per BOE increased despite the price received for our oil production decreasing by 11% and the price received for our gas production decreasing by 32% due to an oil-weighted shift in our production mix. For the nine months ended September 30, 2019, 77% of our production on a BOE basis was from oil as compared to 60% in the comparable period of 2018.

For the nine months ended September 30, 2019, our production on a BOE basis increased 14% at 396 BOE per day compared to 347 BOE per day for the comparable period of 2018. We produced 108,236 BOE during the first nine months of 2019 compared to 94,605 BOE for the same period in 2018. This increase was mainly attributable to the previously mentioned drilling activity from our South Texas operations for which we saw a significant increase in oil production beginning in December 2018.. The increase in our oil production was partially offset by a decrease in natural gas production, primarily due to our Louisiana natural gas well, which has been shut-in for the entire nine months ended September 30, 2019.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Production taxes	$323	$316	$7	2%
Lease operating expense	1,348	1,431	(83)	-6%

Total	$1,671	$1,747	$(76)	-4%
Per BOE	$15.44	$18.47	$(3.03)	-16%

For the nine months ended September 30, 2019, production taxes increased $7 thousand when compared to the comparable period in 2018 due to a 16% increase in revenues and a higher percentage of revenues in the current year period being generated from our Texas operations where the production tax rate is lower relative to North Dakota. Production taxes were $2.98 per BOE in the current year period compared to $3.34 per BOE in the prior year period. During the nine months ended September 30, 2019, lease operating expense decreased by $83 thousand, or 6%, when compared to the nine months ended September 30, 2018 as the result of reduced field activity across our asset base. On a per BOE basis, lease operating expense was $12.46 in the current year period compared to $15.13 per BOE in the prior year period. The decrease in lease operating expenses on a BOE basis was due to a fixed cost component our operating costs being spread over a larger production base.

Depreciation, Depletion and Amortization. Our DD&A rate for the nine months ended September 30, 2019 was $4.92 per BOE compared to $3.66 per BOE for the nine months ended September 30, 2018. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the nine months ended September 30, 2019 and 2018, the net capitalized cost of our oil and natural gas properties did not exceed the full cost ceiling limitation; therefore, we did not record an impairment charge.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Compensation and benefits, including directors	$620	$1,548	$(928)	-60%
Stock-based compensation	35	623	(588)	-94%
Professional fees, insurance and other	2,434	1,183	1,251	106%
Bad debt expense	28	-	28	NA

Total	$3,117	$3,354	$(237)	-7%

General and administrative expenses decreased by $237 thousand during nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018. The decrease was primarily attributable to a reduction in compensation and benefits related to the reduction in corporate overhead combined with the payment of a cash incentive bonus to officers and employees in 2018. We did not pay any cash bonuses during the nine months ended September 30, 2019. In addition, during the nine months ended September 30, 2018, we granted stock-based awards to officers and employees. No such stock-based award was given in 2019. The decrease in general and administrative expenses was partially offset by an increase in professional fees as a result of the APEG II litigation and the forensic accounting investigation. See Part II, Item 1. Legal Proceedings-APEG II Litigation.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

			Change
	2019	2018	Amount	Percent

Loss on commodity derivative contracts	-	(225)	225	NA
Unrealized gain (loss) on marketable equity securities	(235)	80	(315)	-394%
Warrant revaluation gain	219	478	(260)	-54%
Rental property loss	(39)	(94)	56	-60%
Recovery of deposit written-off	100	-	100	NA
Interest, net	(19)	(73)	54	-74%

Total non-operating income (expense)	$26	$166	$(140)	-84%

During the nine months ended September 30, 2019, we had no outstanding commodity derivative contracts. During the nine months ended September 30, 2018, we had a $349 thousand realized loss and a $124 thousand unrealized gain on commodity derivatives. Unrealized gains and losses result from changes in the fair value of the derivatives as commodity prices increase or decrease. Unrealized gains and losses are also recognized in the month when derivative contracts are settled in cash through the recognition of a realized gain or loss.

During the nine months ended September 30, 2019, we recognized a warrant revaluation gain of $219 thousand as compared to a gain of $478 thousand during the nine months ended September 30, 2018. The decrease was primarily attributable to a larger decline in the value of our common stock during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, we recognized a gain of $100 thousand from the partial recovery of a deposit written off in 2018. See Note 7-Write-Off of Deposit in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Interest, net decreased by $54 thousand during the nine months ended September 30, 2019 compared to the comparable period in 2018. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019. This decrease was partially offset by an increase in interest expense related to insurance premium financing in 2019.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the nine months ended September 30, 2019 and 2018:

	2019	2018
	(in thousands)
Net loss from continuing operations (GAAP)	$(246)	$(950)
Depreciation, depletion, accretion and amortization	550	365
Unrealized loss (gain) on marketable equity securities	235	(80)
Gain on warrant revaluation	(219)	(478)
Unrealized gain on commodity price risk derivatives	-	(124)
Stock-based compensation expense	35	623
Interest, net	19	73

Adjusted EBITDAX (Non-GAAP)	$374	$(571)

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	Change
	(in thousands)
Cash and equivalents	$1,385	$2,340	$(955)
Working capital (1)	1,662	2,018	(356)
Total assets	14,157	14,778	(621)
Outstanding debt under credit facility	-	937	(937)
Borrowing base under credit facility	-	6,000	(6,000)
Total shareholders’ equity	9,508	9,719	(211)

Select Ratios:
Current ratio (2)	2.2 to 1	2.2 to 1.0
Debt to equity ratio (3)	-	0.1 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt to equity ratio is computed by dividing total debt by total shareholders’ equity.

As of September 30, 2019, we have a working capital surplus of $1,662 thousand compared to a working capital surplus of $2,018 thousand as of December 31, 2018, a decrease of $356 thousand. This decrease was primarily attributable to additional legal expenses incurred as a result of the ongoing litigation with APEG II.

Our sole source of debt financing was a revolving credit facility with APEG II, which we repaid in full in March 2019, and the credit facility matured on July 30, 2019. The borrowing base was $6.0 million as of December 31, 2018. APEG II was the secured lender under the credit facility and is currently involved in litigation with us, as described in Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. As described above, the costs associated with the ongoing litigation have been a significant use of our existing cash. As of November 12, 2019, we have incurred $1,140 thousand in connection with such litigation. While we have historically funded all litigation costs out of operating cash flow, continued excessive legal fees associated with litigation could impair our liquidity profile and ability to fund significant drilling obligations.

As of September 30, 2019, we had cash and cash equivalents of $1,385 thousand. As of November 12, 2019, we had cash and cash equivalents of $1,744 thousand and accounts payable of approximately $466 thousand. Continued ongoing litigation could negatively affect our ability to raise both debt and equity capital going forward and fund our operations. As of November 12, 2019, we have incurred approximately $1,140 thousand for litigation and the forensic accounting investigation.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	2019	2018	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$297	$(928)	$1,225
Investing activities	(122)	(218)	96
Financing activities	(1,130)	862	(1,992)

Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2019 was $297 thousand as compared to cash used in operating activities $928 thousand for the comparable period in 2018. The increase in cash provided by operating activities is attributable to a decrease of $704 thousand in the net loss,  which includes changes in noncash expenses of $325 thousand and an increase in working capital changes of $196 thousand.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2019 was $122 thousand as compared to $218 thousand for the comparable period in 2018. The primary use of cash in our investing activities for the nine months ended September 30, 2019 were oil and natural gas capital expenditures associated with drilling operations in South Texas.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2019 was $1,130 thousand as compared to cash provided by financing activities of $862 thousand for the comparable period in 2018. The decrease was primarily attributable to the repayment of $937 thousand outstanding under our credit facility and the repayment of our insurance premium finance note in the amount of $193 thousand during the nine months ended September 30, 2019, whereas during the nine months ended September 30, 2018 we received $1,666 thousand in net proceeds from the sale of shares of our common stock in our at-the-market offering program, which was offset by a $600 thousand principal payment on the credit facility and $204 thousand paid to repurchase shares to satisfy employee tax withholding on stock-based compensation.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the quarter ended September 30, 2019, our interim Chief Executive Officer and Principal Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In connection with the termination of our former Chief Executive Officer in February 2019 and the dispute related thereto, we have been involved in ongoing litigation to resolve such disputes. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. As a result of such ongoing litigation and lack of clarity with respect to the governance of the Company and the ongoing Audit Committee investigation, we were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2018 as well as our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2019 and June 30, 2019.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on September 16, 2019, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2018 and is in the process of remediation as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting.

With the exception of the remediation efforts described below, there have been no changes to our system of internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Restated Articles of Incorporation (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, [333-162607] filed October 21, 2009)
3.2**	Amended and Restated Bylaws, dated as of August 5, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed August 9, 2019)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 12, 2016)
3.4**	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed June 21, 2016)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.2**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.3**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.4**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.5**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.5.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.6(a)** †	Executive Employment Agreement – David Veltri (effective 10-23-15) (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed August 15, 2016)
10.6(b)**†	Executive Employment Agreement – Ryan Smith (effective 11-21-18) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed November 27, 2018)
10.6(c)** †	Agreement and Release by and among U.S. Energy Corp., Stephen Conrad, Thomas Bandy, Jerry Danni, James Fraser, and Leo Heath dated October 18, 2017 (incorporated by reference from Exhibit 10.8(h) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(d)**†	Form of Option Agreement between U.S. Energy Corp. and its directors (incorporated by reference from Exhibit 10.8(i) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(e)** †	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers (incorporated by reference from Exhibit 10.8(j) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(f)** †	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers (incorporated by reference from Exhibit 10.8(k) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.7**	Series A Convertible Preferred Stock Purchase Agreement (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.8**	Investor Rights Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)

10.9**	Securities Purchase Agreement dated as of December 16, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2016)
10.10**	Purchase and Sale Agreement, dated October 3, 2017, by and among U.S. Energy Corp., Energy One LLC and Statoil Oil and Gas LP (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 10, 2017)
10.11**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.12**	Form of Common Stock Sales Agreement by and between U.S. Energy Corp. and Northland Securities Inc., dated January 5, 2018 (incorporated by reference from Exhibit 1.1 to the Company’s Form 8-K filed January 5, 2018)
10.13	Final Release and Settlement Agreement among U.S. Energy Corp. and Energy One, LLC, and APEG Energy II, LP, APEG Energy II GP, LLC and John Hoffman, dated May 22, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
14.1**	Code of Ethics and Conduct (incorporated by reference from Exhibit 14.1 to the Company’s Form 8-K filed August 5, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification under Rule 13a-14(b) of Chief Executive Officer
32.2*♦	Certification under Rule 13a-14(b) of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

U.S. ENERGY CORP. (Registrant)

Date: November 14, 2019	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Financial Officer and principal accounting officer

U.S. ENERGY CORP. (Registrant)

Date: November 14, 2019	By:	/s/ C. Randel Lewis
C. RANDEL LEWIS, Interim Chief Executive Officer and principal executive officer

