Form 10-Q
period 2020-03-31
US ENERGY CORP
filed 2020-05-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-06814

U.S. ENERGY CORP.

(Exact Name of Registrant as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

675 Bering Dr, Suite 100, Houston, TX	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	USEG	NASDAQ Capital Market

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
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

The registrant had 1,399,754 shares of its common stock, par value $0.01, outstanding as of May 6, 2020.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,136	$1,532
Oil and natural gas sales receivable	599	716
Marketable equity securities	231	307
Prepaid and other current assets	462	138

Total current assets	2,428	2,693

Oil and natural gas properties under full cost method:
Unevaluated properties	3,741	3,741
Evaluated properties	89,684	89,113
Less accumulated depreciation, depletion and amortization	(84,506)	(84,400)

Net oil and natural gas properties	8,919	8,454

Other assets:
Property and equipment, net	2,085	2,115
Right-of-use asset	167	179
Other assets	65	26

Total other assets	2,317	2,320

Total assets	$13,664	$13,467

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,015	$974
Accrued compensation and benefits	31	191
Insurance premium finance note payable	174	-
Current lease obligation	59	58

Total current liabilities	1,279	1,223

Noncurrent liabilities:
Asset retirement obligations	988	819
Warrant liability	79	73
Long-term lease obligation, net of current portion	127	142
Other long-term liabilities	6	-

Total noncurrent liabilities	1,200	1,034

Total liabilities	2,479	2,257

Commitments and contingencies (Note 8)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $3,328 and $3,228 as of March 31, 2020 and December 31, 2019, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 1,399,754 and 1,340,583 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	14	13
Additional paid-in capital	137,156	136,876
Accumulated deficit	(127,985)	(127,679)

Total shareholders’ equity	9,185	9,210

Total liabilities, preferred stock and shareholders’ equity	$13,664	$13,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands, except share and per share amounts)

	2020	2019

Revenue:
Oil	$855	$1,415
Natural gas and liquids	68	146

Total revenue	923	1,561

Operating expenses:
Oil and natural gas operations:
Lease operating expense	408	467
Production taxes	66	98
Depreciation, depletion, accretion and amortization	112	168
General and administrative:
Compensation and benefits, including directors’ fees	223	292
Professional fees, insurance and other	349	556

Total operating expenses	1,158	1,581

Operating income (loss)	(235)	(20)

Other non-operating income (expense):
Gain (loss) on marketable equity securities	(76)	12
Warrant revaluation (loss) gain	(6)	8
Rental property loss	(17)	(14)
Other income	28	50
Interest expense, net	-	(21)
Total other income (expense)	(71)	35

Net income (loss)	$(306)	$15
Accrued preferred stock dividends	(100)	(87)
Net loss applicable to common shareholders	$(406)	$(72)
Basic and diluted weighted average shares outstanding	1,359,892	1,340,583
Basic and diluted net loss per share	$(0.30)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 and 2019

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2018	1,340,583	$13	$136,835	$(127,129)	$9,719
Amortization of stock option awards	-	-	13	-	13
Net income	-	-	-	15	15

Balances, March 31, 2019	1,340,583	$13	$136,848	$(127,114)	$9,747

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)	-	(1)
Shares issued in acquisition of New Horizon Resources	59,498	1	239	-	240
Amortization of stock awards	-	-	42	-	42
Net loss	-	-	-	(306)	(306)

Balances, March 31, 2020	1,399,754	$14	$137,156	$(127,985)	$9,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(in thousands)

	2020	2019

Cash flows from operating activities:
Net income (loss)	$(306)	$15
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	142	202
Debt issuance cost amortization	-	7
Loss (gain) on marketable equity securities	76	(12)
Loss (gain) on warrant revaluation	6	(8)
Stock-based compensation	42	13
Right of use asset amortization	13	11
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	129	(184)
Other assets	(105)	10
Increase (decrease) in:
Accounts payable and accrued liabilities	(4)	63
Accrued compensation and benefits	(160)	3
Payments on operating lease liability	(14)	(12)

Net cash (used in) provided by operating activities	(181)	108

Cash flows from investing activities:
Acquisition of New Horizon Resources, net of cash acquired	(122)	-
Oil and natural gas capital expenditures	(6)	(186)
Purchase of property and equipment	-	(1)

Net cash used in investing activities:	(128)	(187)

Cash flows from financing activities:
Payment on credit facility	(61)	(937)
Payments for fractional shares in reverse stock split	(1)	-
Payments on insurance premium finance note payable	(25)	(68)

Net cash used in financing activities	(87)	(1,005)

Net decrease in cash and equivalents	(396)	(1,084)

Cash and equivalents, beginning of period	1,532	2,340

Cash and equivalents, end of period	$1,136	$1,256

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$-	$22
Investing activities:
Issuance of stock in acquisition of New Horizon Resources	240	-
Change in capital expenditure accruals	(1)	(295)
Adoption of lease standard	-	228
Asset retirement obligations	163	(15)
Financing activities:
New Horizon credit facility assumed	61	-
Financing of insurance premiums with note payable	199	228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly owned subsidiaries, is referred to as the “Company” in these Notes to Unaudited Condensed Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our financial condition as of March 31, 2020, and operating results for the three months ended March 31, 2020, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

Reverse Stock Split

On January 6, 2020, the Company completed a one-for-ten reverse stock split (the “Reverse Split”) with respect to the Company’s common stock. For purposes of presentation, the unaudited condensed consolidated financial statements and footnotes have been adjusted for the number of post-split shares as if the split had occurred at the beginning of earliest period presented.

Liquidity and Resources

Commodity prices have declined significantly since early March 2020. While the Company expects to experience a decrease in its oil and natural gas revenue, it believes that its existing cash and capital resources and its forecasted low overhead costs going forward have given it the ability to continue as a going concern and the Company expects that it will be able to fund operations for the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; valuation of warrant instruments; valuation of assets acquired and liabilities assumed in business combinations and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying financial statements include the accounts of U.S. Energy Corp. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU amends the disclosure requirements in Topic 820, Fair Value Measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU as of January 1, 2020. The adoption resulted in a change to the disclosures for the valuation process of Level 3 fair value measurements.

2. ACQUISITION OF NEW HORIZON RESOURCES

On March 1, 2020, The Company acquired all of the issued and outstanding equity interests of New Horizon Resources LLC (“New Horizon”). Its assets include acreage and operated producing properties in North Dakota (the “Properties”). The consideration paid at closing consisted of 59,498 shares of the Company’s common stock, $150,000 in cash and the assumption of certain liabilities (the “Acquisition”). The Acquisition gives the Company operated properties in its core area of operations. The Properties consist of nine gross wells (five net wells), and approximately 1,300 net acres located primarily in McKenzie and Divide Counties, North Dakota, which are 100% held by production, average a 63% working interest and produced approximately 30 net barrels of oil equivalent per day (88% oil) for the six-month period ended December 31, 2019.

Amount
(in thousands)
Fair value of net assets:
Proved oil and natural gas properties	$564
Other current assets	14
Other long-term assets	58
Total assets acquired	636
Asset retirement obligations	(163)
Current payables	(50)
Credit facility	(61)
Net assets acquired	$362
Fair value of consideration paid for net assets:
Cash consideration	$150
Issuance of common stock (59,498 shares at $4.04 per share)	240
Cash acquired	(28)
Total fair value of consideration transferred	$362

For the three months ended March 31, 2020, the Company recorded revenues of approximately $6 thousand and lease operating expenses of approximately $4 thousand related to the New Horizon properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2019, the Company would have recorded revenues of $32 thousand and expenses of $25 thousand for the three months ended March 31, 2020, and revenues of $60 thousand and expenses of $21 thousand for the three months ended March 31, 2019. These results are not indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that would be attained in the future. Subsequent to the closing of the acquisition the Company repaid the outstanding balance on the credit facility and the credit facility was closed.

3. REVENUE RECOGNITION

The Company’s revenues are derived from its interest in the sales of oil and natural gas production. Prior to the acquisition of New Horizon, which was completed on March 1, 2020, all of the sales of oil and natural gas were made under contracts that third-party operators of oil and natural gas wells have negotiated with customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

The Company does not disclose the values of unsatisfied performance obligations under its contracts with customers as it applies the practical exemption in accordance with ASC 606. The exemption applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to the remaining performance obligations is not required.

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

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenues and costs in the condensed consolidated financial statements were reported gross for the three months ended March 31, 2020, as the gross amounts were known.

The following table presents our disaggregated revenue by major source and geographic area for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
North Dakota
Oil	$489	$522
Natural gas and liquids	49	51
Total	$538	$573

Texas
Oil	$366	$893
Natural gas and liquids	19	95
Total	$385	$988

Total revenue	$923	$1,561

4. LEASES

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recorded a $228 thousand right-of-use asset and a $252 thousand lease liability representing the present value of minimum payment obligations associated with the Company’s Denver office operating lease, which has non-cancellable terms in excess of one year. The Company does not have any financing leases. The Company has elected the following practical expedients available under ASC 842 (i) excluding from the condensed consolidated balance sheet leases with terms that are less than one year, (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease, (iii) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (iv) the policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. As such, there was no required cumulative effect adjustment to accumulated deficit at January 1, 2019.

During the three months ended March 31, 2020 and 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the unaudited condensed consolidated balance sheet at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Right of use asset balance
Operating lease	$167	$179
Lease liability balance
Short-term operating lease	$59	$58
Long-term operating lease	127	142
	$186	$200

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments which are recognized as incurred. Short-term lease costs represent payments for our Houston office lease, which has a lease term of one year. Beginning in March 2020, the Company subleased its Denver office and recognized sublease income.

	Three Months Ended March 31,
	2020	2019
	(in thousands)

Operating lease cost	$17	$17
Short-term lease cost	4	4
Sublease income	(5)	-
Total lease cost	16	$21

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Weighted average lease term (years)	2.8	3.8
Weighted average discount rate	$8.75%	8.75%

The future minimum lease commitments as of March 31, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the unaudited condensed consolidated balance sheet as follows:

Amount
(in thousands)
Remainder of 2020	$55
2021	75
2022	76
2023	6
Total lease payments	$212
Less: imputed interest	(26)
Total lease liability	$186

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building, which served as the Company’s corporate headquarters until it relocated to Denver, Colorado in 2015. Currently, the building’s eight office suites are rented to non-affiliates and government agencies under operating leases with varying terms from month-to-month to twelve years. The building is included in property and equipment, net on our condensed consolidated balance sheet. The net capitalized cost of the building subject to operating leases at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Building subject to operating leases	$4,012	$4,012
Less: accumulated depreciation	(3,269)	(3,244)
Building subject to operating leases, net	$743	$768

The future lease maturities of the Company’s operating leases as of March 31, 2020 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2020	$119
2021	161
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,472

The Company recognized the following operating lease income related to its Riverton, Wyoming office building for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease income	$56	$48

5. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of March 31, 2020, the Company used $55.77 per barrel for oil and $2.30 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

There was no impairment for the three-month periods ended March 31, 2020 and 2019 of the Company’s oil and natural gas properties. Impairment charges in previous years are generally the result of declines in the price of oil and natural gas, additional capitalized well costs and changes in production.

6. DEBT

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., its wholly owned subsidiary, Energy One LLC (“Energy One”) and APEG Energy II, L.P. (“APEG II”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility for 581,927 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $7.67, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction. At March 31, 2020, APEG II held approximately 42% of the Company’s outstanding common stock.

The credit facility was fully repaid on March 1, 2019 and on July 30, 2019, matured and was terminated. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense for the three months ended March 31, 2019 was $20 thousand, including the amortization of debt issuance costs of $7 thousand. The weighted average interest rate on the credit facility was 8.75% for the period until maturity in 2019. APEG II is involved in litigation with the Company and its former Chief Executive Officer, as described in Note 8-Commitments, Contingencies and Related-Party Transactions.

7. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a Letter of Intent (“LOI”) with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250,000 option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In 2018, the Company paid an additional $124,000 to CETA. In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited. As of March 31, 2020, the Company has received four payments from CETA totaling $200,000. In April 2020, the Company received another payment from CETA in the amount of $25,000. While the Company is pursuing collection of $75,000 of the remaining deposit, the Company has established an allowance of the amount due from CETA at March 31, 2020, due to the uncertainty of collection. See Note 8-Commitments, Contingencies and Related-Party Transactions.

8. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

APEG II and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with the Company and its former Chief Executive Officer, David Veltri, as described below. As of March 31, 2020, APEG II held approximately 42% of the Company’s outstanding common stock and was the secured lender, prior to the maturity on July 30, 2019 under the Company’s credit facility. The costs associated with the pending litigation were a significant use of existing cash during 2019, but the Company believes the expenditures are substantially complete.

APEG II Litigation

On February 14, 2019, the Company’s Board of Directors (the Board”) (only one member of which remains on the Board following the Company’s 2019 Annual Meeting of Shareholders held on December 10, 2019) received a letter from APEG II urging the Company to establish a seven-person, independent board of directors, establish a corporate business plan and reduce its corporate general and administrative expenses. APEG II is the Company’s largest shareholder, owning approximately 42% of its outstanding common stock, and, as of December 31, 2018, was the secured lender under its credit facility, which the Company repaid in full as discussed below.

On February 25, 2019, APEG II provided an access termination notice to the Company’s bank under its collateral documents, which resulted in all of the funds held in the collateral accounts, which totaled approximately $1.8 million, being wired to APEG II on March 1, 2019. On March 1, 2019, David Veltri, the Company’s former Chief Executive Officer and President, filed a lawsuit against APEG II in the Company’s name (the “Texas Litigation”) in the District Court of Harris County Texas, 190th Judicial District (the “Texas State Court”). The Texas State Court granted the motion for a temporary restraining order (“TRO”) and ordered APEG to return immediately the approximate $1.8 million in cash previously wired to APEG II.

On March 4, 2019, APEG II filed an emergency motion with the U.S. District Court for the Southern District of Texas (the “Texas Federal Court”) in order to remove the Texas Litigation from the Texas State Court to the Texas Federal Court and to stay or modify the TRO. Following a hearing on March 4, 2019, the Texas Federal Court vacated the TRO and the Court ordered APEG to return the Company’s funds, less the outstanding balance due to APEG II under the credit facility of approximately $937 thousand, and the Company received approximately $850 thousand.

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

Litigation with Former Chief Executive Officer

In connection with the above described litigation with APEG II, APEG II then initiated a second lawsuit on March 18, 2019 as a shareholder derivative action in Colorado against Mr. Veltri, as a result of his refusal to recognize the Board’s decision to terminate him for cause (the “Colorado Litigation”). The Company was named as a nominal defendant in the Colorado Litigation. The APEG II complaint in the Colorado Litigation alleged that Mr. Veltri’s employment was terminated by the Board and sought an injunction and temporary restraining order against Mr. Veltri to prevent him from continuing to act as the Company’s Chief Executive Officer, President and Chairman.

On April 30, 2019, the Audit Committee took over the control of the defense of the Company, prosecution of its claims against APEG II, and filed third-party claims on behalf of the Company against Mr. Veltri and Mr. Hoffman, at the time a director of the Company, asserting that Mr. Veltri was responsible for any damages that APEG II claims, including attorneys’ fees, and that Mr. Veltri and Mr. Hoffman should be removed from the Board. On May 22, 2019, the Company and APEG II entered into a settlement agreement with Mr. Hoffman, pursuant to which Mr. Hoffman agreed to resign from the Board and committees thereof, and the Company agreed to pay up to $50,000 of his legal fees incurred. Further, the Company released Mr. Hoffman from any claims related to the Texas Litigation, APEG II released the Company from any claims that may have been caused by Mr. Hoffman, and Mr. Hoffman released the Company from any and all claims he may have had against the Company and its Board.

In the Colorado Litigation, the United States District Court for the District of Colorado (“the Colorado Federal Court”) granted interim preliminary injunctive relief to APEG II against Mr. Veltri, holding that Mr. Veltri, without authorization, continued to hold himself out to be, and continued to act as, the Company’s President and Chief Executive Officer. Pursuant to the Order, Mr. Veltri was preliminarily enjoined from acting as, or holding himself out to be, the Company’s President and/or Chief Executive Officer, pending a trial on the merits. Ryan Smith, the Company’s Chief Financial Officer at the time, was appointed temporary custodian of the Company with the charge to act as the Company’s Interim Chief Executive Officer.

On May 30, 2019, the Colorado Federal Court issued a subsequent order (the “Second Order”), appointing C. Randel Lewis as custodian of the Company pursuant to the Wyoming Business Corporation Act and to take over for Mr. Smith in acting as the Company’s Interim Chief Executive Officer and to serve on the Board as Chairman. The Second Order noted that the primary purpose of having Mr. Lewis serve as custodian was to resolve the Board deadlock regarding Mr. Veltri’s termination. Pursuant to the Second Order, Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the 2019 annual meeting of the Company’s shareholders, which was held on December 10, 2019. Following such annual meeting, the Board appointed Ryan Smith to serve as the Company’s Chief Executive Officer, replacing Mr. Lewis in that role. Following the annual meeting, the Colorado Federal Court also discharged Mr. Lewis from serving as custodian, Interim Chief Executive Officer and as a member of the Board.

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

Mr. Veltri also incurred $47,156 in third-party professional fees in connection with a potential transaction with a company controlled by a former Board member, which transaction and related expenses in evaluating the potential transaction were not approved by the Board. The total amount of the fees was impaired and transferred to the full cost pool in 2018.

Mr. Veltri also entered into an agreement to acquire some oil and natural gas properties for which the Board authorized $250,000, which amount was fully refundable, subject to the funds being held in escrow pending the closing of the acquisition. Mr. Veltri wired the funds directly into the seller’s account, rather than escrowing such funds, and also paid the seller an additional $124,328, which amount was not authorized by the Board, as well as $40,578 for professional services. The transaction never closed. As of May 6, 2020, the Company has received refunds totaling $225,000 of such funds from the seller. While the Company is pursuing collection of $75,000 of the remaining deposit, the Company has established an allowance of the amount due from CETA at March 31, 2020, due to the uncertainty of collection.

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

On February 12, 2016, the Company issued 50,000 shares of newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”). The Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at $40 per share for an aggregate $2 million. The Preferred Stock liquidation preference, initially $2 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock may initially be converted into 1.33 shares of the Company’s $0.01 par value common stock (the “Conversion Rate”) for an aggregate of 66,667 shares. This Conversion Rate reflects the effect of the Reverse Stock Split. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At March 31, 2020 and December 31, 2019, after taking into account the effect of the Reverse Stock Split, the aggregate number of shares of common stock issuable upon conversion is 79,334 shares, which is the maximum number of shares issuable upon conversion.

The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis. The Preferred Stock does not vote with the Company’s common stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Preferred Stock have the right to approve specified matters as set forth in the certificate of designation and have the right to require the Company to repurchase the Preferred Stock in the event of a change of control, which has not been triggered as of March 31, 2020. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provides MEM rights to certain information and Board observer rights. MEM has agreed that it, along with its affiliates, will not acquire more than 16.86% of the Company’s issued and outstanding shares of common stock. In addition, MEM has the right to demand registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon conversion of the Preferred Stock

10. SHAREHOLDERS’ EQUITY

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, subject to adjustment, for a period of five years from the final closing date of June 21, 2017. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $0.08 million being attributed to common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $79 thousand and $73 thousand at March 31, 2020 and December 31, 2019, respectively

As a result of common stock issuances made during the year ended December 31, 2018, the warrant exercise price was reduced from $20.50 to $11.30 per share pursuant to the original warrant agreement.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

Total stock-based compensation expense related to stock options was $0 and $13 thousand for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, all stock options had vested. During the three months ended March 31, 2020 and 2019, no stock options were granted, exercised, expired or forfeited. Presented below is information about stock options outstanding and exercisable as of March 31, 2020 and December 31, 2019. All shares and prices per share have been adjusted for the Reverse Stock Split.

	March 31, 2020		December 31, 2019
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	31,533	$66.04	31,533	$66.04

Stock options exercisable	31,533	$66.04	31,533	$66.04

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at March 31, 2020:

Options Outstanding					Options Exercisable
	Exercise Price		Weighted	Remaining		Weighted
Number of	Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	7.5	16,500	$10.00
10,622	90.00	124.80	106.20	4.0	10,622	106.20
2,913	139.20	171.00	147.39	2.2	2,913	147.39
1,498	226.20	302.40	240.23	3.3	1,498	240.23

31,533	$7.20	$302.40	$66.04	5.7	31,533	$66.04

In January 2020, the Company granted 48,000 restricted shares to the Company’s Chief Executive Officer, of which 24,000 shares vest after one year and 24,000 vest after two years. In addition, the Company granted a total of 28,000 restricted shares to members of the board of directors which vest on January 28, 2021. For the three months ended March 31, 2020, the Company recognized $42 thousand in stock compensation expense related to these restricted stock grants. At March 31, 2020, the unrecognized expense related to these restricted stock grants was $329 thousand.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of March 31, 2020 and December 31, 2019:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(in thousands)
Balance, beginning of year	$819	$939
Accretion	6	22
Sold/Plugged	-	(130)
New drilled wells	-	2
Change in discount rate	-	(14)
Liabilities incurred for acquisition of New Horizon wells	163	-
Balance, end of period	$988	$819

12. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for both the three months ended March 31, 2020 and 2019.

In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. See Note 6-Debt. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code (“I.R.C.”) Section 382. As a result, the Company wrote-off a total of $32.2 million of gross deferred tax assets through December 31, 2018. Since the Company maintains a valuation allowance against these tax assets there was no impact to the condensed consolidated statements of operations.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carry forwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2019, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of March 31, 2020. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three months ended March 31, 2020 and 2019, no adjustments were recognized for uncertain tax positions.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit (“AMT”) refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act, (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act in 2017. The Company is in the process of analyzing the different aspects of the CARES Act to quantify the impact of these provisions on the Company’s income taxes but expects that there will be no material impact from the CARES Act to the Company’s tax position.

13. EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock, and unvested shares of restricted common stock. When the Company recognizes a net loss attributable to common shareholders, as was the case for the three-month periods ended March 31, 2020 and 2019, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2020	2019
	(in thousands except per share data)
Net income (loss)	$(306)	$15
Accrued dividend on Series A Preferred Stock	(100)	(87)
Net loss applicable to common shareholders	$(406)	$(72)

Basic weighted average common shares outstanding	1,360	1,341
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	1.360	1,341

Basic net loss per share	$(0.30)	$(0.05)
Diluted net loss per share	$(0.30)	$(0.05)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	32	32
Restricted stock	53	-
Warrants	100	100
Series A preferred stock	79	79
Total	264	211

14. SIGNIFICANT CONCENTRATIONS

The Company has exposure to credit risk in the event of nonpayment by joint interest operators and purchasers of the Company’s oil and natural gas properties. During the three-month periods ended March 31, 2020 and 2019, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented are as follows:

Operator	2020	2019

CML Exploration, LLC	52%	47%
Zavanna, LLC	31%	27%
Crimson Exploration Operating, Inc.	7%	13%

15. FAIR VALUE MEASUREMENTS

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

The following is a description of the valuation methodologies used for complex financial instruments measured at fair value:

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at March 31, 2020 and December 31, 2019 using a Lattice model, with the following assumptions:

	March 31,	December 31,
	2020	2019

Number of warrants outstanding	100,000	100,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$11.30	$11.30
Stock price	$3.10	$3.00
Dividend yield	0%	0%
Average volatility rate	90%	80%
Risk free interest rate	.25%	1.59%

An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants. At March 31, 2020 and December 31, 2019, the fair value of the warrants was $79 thousand and $73 thousand, respectively.

Marketable Equity Securities Valuation Methodologies

The fair value of marketable equity securities is based on quoted market prices obtained from independent pricing services. The Company has an investment in the marketable equity securities of Anfield Energy (“Anfield”), which it acquired as consideration for sales of certain mining operations. Anfield is traded on the TSX Venture Exchange, an active market under the trading symbol AEC:TSXV and has been classified as Level 1.

As of March 31, 2020
Number of shares owned	3,631,365
Quoted market price	$0.064

Fair value	$230,614

Other Financial Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis of properties acquired in business combinations. The fair value of the oil and gas properties is determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production which we reasonably expect, and estimated prices adjusted for differentials. Unobservable inputs include estimated future oil and natural gas production, prices, operating and development costs, and a discount rate of 10%, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Marketable Equity Securities	$231	$-	$-	$231	$307	$-	$-	$307

Liabilities:
Warrants	$-	$-	$79	$79	$-	$-	$73	$73

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$73	$425

Net loss (gain) on warrant valuation	6	(352)
	-
Fair value liabilities of Level 3 instruments end of period	$79	$73

16. SUBSEQUENT EVENTS

Decline in crude oil prices

Beginning in early March 2020 and continuing through May 6, 2020, the NYMEX WTI crude oil price has decreased significantly. Currently, we do not have any commodity derivative contracts in place to mitigate the effect of lower commodity prices on our revenues. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Lower crude prices could also affect the realizability of the Company’s oil and gas properties. In the calculation of the ceiling test as of March 31, 2020, the Company used $55.77 per barrel for oil and $2.30 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended March 31, 2020. If current depressed prices continue, it is likely that the Company will experience ceiling test write-downs in 2020 as higher prices from last year and the first three months of 2020 used in the calculation of the average price are replaced with current lower pricing. To determine the possible effect of lower prices on the ceiling test, the Company re-ran the reserves as of March 31, 2020 using the May 6, 2020 forward strip price as further adjusted for differentials. As of May 6, 2020, the WTI front month price for crude oil was $23.82 and the 12-month strip price was $29.21. The Company determined that by using the forward strip prices the Company would have incurred a ceiling test write-down of approximately $1.0 million as of March 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements due to a variety of factors, including those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, natural gas liquids and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses. In particular, careful consideration should be given to cautionary statements made in the “Risk Factors” section of our 2019 Annual Report on Form 10-K and other quarterly reports on Form 10-Q filed with the SEC, all of which are incorporated herein by reference. The Company undertakes no duty to update or revise any forward-looking statements.

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

Recent Developments

On March 1, 2020, we acquired all of the issued and outstanding equity interests of New Horizon Resources LLC (“New Horizon”), whose assets include acreage and operated producing properties in North Dakota (the “Properties”). The consideration paid at closing consisted of 59,498 shares of our common stock, $150,000 in cash and the assumption of certain liabilities (the “Acquisition”). The Properties consist of nine gross wells (five net wells) and approximately 1,300 net acres located primarily in McKenzie and Divide Counties, North Dakota, which are 100% held by production, average a 63% working interest and produced approximately 30 net barrels of oil equivalent per day (88% oil) for the six-month period ended December 31, 2019.

Legal Proceedings

APEG II, our largest shareholder holding approximately 42% of our outstanding common stock, and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) are involved in litigation with us and our former Chief Executive Officer, David Veltri. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Recently Issued Accounting Standards

Please refer to the section entitled Recently Adopted Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended March 31, 2020 and 2019

During the three months ended March 31, 2020, we recorded a net loss of $306 thousand as compared to net income of $15 thousand for the three months ended March 31, 2019. In the following sections we discuss our revenue, operating expenses, and non-operating income, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended March 31, 2020 and 2019 (dollars in thousands, except average sales prices):

	Three months ended March 31,		Change
	2020	2019	Amount	Percent

Revenue:
Oil	$855	$1,415	$(560)	-40%
Natural gas and liquids	68	146	(78)	-53%

Total	$923	$1,561	$(638)	-41%

Production quantities:
Oil (Bbls)	20,305	25,352	(5,047)	-20%
Gas (Mcfe)	40,313	53,261	(12,498)	-24%
BOE	27,204	34,229	(7,205)	-22%

Average sales prices:
Oil (Bbls)	$42.11	$55.82	$(13.72)	-24%
Gas (Mcfe)	1.69	2.73	(1.04)	-38%
BOE	$34.16	$45.59	$(11.43)	-25%

The decrease in our oil and gas revenue of $638 thousand for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was attributed to a decrease in prices on a barrels of oil equivalent (“BOE”) basis of 25%, and a decrease in production quantities on a BOE basis of 22%. Our revenues are heavily weighted to oil as 93% and 91% of our revenues for the three-month periods ended March 31, 2020 and 2019, respectively are from oil sales.

For the three months ended March 31, 2020, we produced 27,204 BOE, or an average of 297 BOE per day, as compared to 34,229 BOE or 380 BOE per day during the comparable period in 2019. This reduction of 7,205 BOE was mainly attributable to production declines from new wells drilled in our South Texas properties in late 2018 and early 2019. Compared to the prior year, production from our South Texas properties declined by 11,253 BOE. This decrease was partially offset by increases in production from our North Dakota properties of 4,047 BOE, which includes 313 BOE from the properties acquired from New Horizon and the result of two new wells drilled in 2019 and well workovers.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,		Change
	2020	2019	Amount	Percent

Production taxes	$66	$98	$(32)	-33%
Lease operating expense	408	467	(59)	-13%

Total	$474	$565	$(91)	-16%

For the three months ended March 31, 2020, production taxes decreased by $32 thousand or 33% compared to the comparable period in 2019. This decrease was primarily attributable to the reduction in oil and natural gas production and revenue. Production taxes were $2.43/BOE and $2.86/BOE for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, lease operating expenses decreased by $59 thousand when compared to the three months ended March 31, 2019 as the result of reduced field activity. Lease operating expenses on a per BOE basis were $15.00 and $13.64 for the three months ended March 31, 2020 and 2019, respectively. The increase in lease operating expense on a per BOE basis is due to the production decline from wells drilled in our South Texas properties in late 2018 and early 2019.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended March 31, 2020 was $3.89 per BOE compared to $4.73 per BOE for the three months ended March 31, 2019. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the three months ended March 31, 2020 and 2019, the net capitalized cost of our oil and natural gas properties did not exceed the full cost ceiling limitation; therefore, we did not record an impairment charge.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,		Change
	2020	2019	Amount	Percent

Compensation and benefits, including directors	$223	$292	$(69)	-24%
Professional fees	234	443	(209)	-47%
Insurance and other	115	113	2	2%

Total	$572	$848	$(276)	-33%

General and administrative expenses decreased by $276 thousand during the first quarter of 2020 as compared to the first quarter of 2019. The decrease was primarily attributable to a $209 thousand reduction in professional fees due a reduction in litigation costs in the APEG II litigation of $314 thousand. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The decrease in litigation costs were partially offset by an increase in accounting fees of $104 thousand. Compensation and benefits decreased $69 thousand as the result of a reduction in headcount.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,		Change
	2020	2019	Amount	Percent

Unrealized (loss) gain on marketable equity securities	(76)	12	(88)	-733%
Warrant revaluation (loss) gain	(6)	8	(14)	-186%
Rental property loss	(17)	(14)	(3)	21%
Other income	28	50	(22)	-44
Interest, net	-	(21)	21	N/A %

Total other income (expense)	$(71)	$35	$(106)	-303%

During the three months ended March 31, 2020, we recognized an unrealized loss on marketable equity securities of $76 thousand as a result of the decline in value of shares we are holding in Anfield Energy.

During the three months ended March 31, 2020, we recognized a warrant revaluation loss of $6 thousand as compared to a gain of $8 thousand during the three months ended March 31, 2019. The decrease was attributable to an increase in the warrant liability primarily as a result of an increase in the value of our common stock.

During the three months ended March 31, 2020 and 2019, we recognized gains of $25 thousand and $50 thousand, respectively from the partial recovery of a deposit written off in 2018. See Note 7-Write-off of Deposit in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Interest, net decreased by $21 thousand during the three months ended March 31, 2020 compared to the comparable period in 2019. The decrease was attributable to the repayment of our credit facility, which was repaid in full on March 1, 2019.

Non-GAAP Financial Measures—Adjusted EBITDA

Adjusted EBITDA represents income (loss) from continuing operations as further modified to eliminate depreciation, depletion accretion and amortization, stock-based compensation expense, unrealized gains and loss on marketable equity securities, gains and losses on warrant revaluation, income taxes, interest expense net of interest income, and other items set forth in the table below. Adjusted EBITDA also excludes certain items that we believe affect the comparability of operating results and items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated.

Adjusted EBITDA is a non-GAAP measure that is presented because we believe it provides useful additional information to investors and analysts as a performance measure. In addition, adjusted EBITDA is widely used by professional research analysts and others in the valuation, comparison, and investment recommendations of companies in the oil and natural gas exploration and production industry, and many investors use the published research of industry research analysts in making investment decisions. Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, net cash provided by operating activities, or profitability or liquidity measures prepared under GAAP. Because adjusted EBITDA excludes some, but not all items that affect net income (loss) and may vary among companies, the adjusted EBITDA amounts presented may not be comparable to similar metrics of other companies.

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	2020	2019
	(in thousands)
Income (loss) from continuing operations (GAAP)	$(306)	$15
Depreciation, depletion, accretion and amortization	142	202
Unrealized loss (gain) loss on marketable equity securities	76	(12)
Loss (gain) on warrant revaluation	6	(8)
Stock-based compensation expense	42	13
Interest, net	-	21

Adjusted EBITDA (Non-GAAP)	$(40)	$231

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019	Change
	(in thousands)
Cash and equivalents	$1,136	$1,532	$(396)
Working capital (1)	1,149	1,470	(321)
Total assets	13,664	13,467	(260)
Total shareholders’ equity	9,185	9,210	(15)
Select Ratios:
Current ratio (2)	1.9 to 1.0	2.2 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.

As of March 31, 2020, we had a working capital surplus of $1.1 million compared to a working capital surplus of $1.5 million as of December 31, 2019, a decrease of $321 thousand. This decrease was primarily attributable to cash used in operating activities of $181 thousand and cash payments totaling $183 thousand for the acquisition of New Horizon and repayment of New Horizon’s credit facility.

As of March 31, 2020, we had cash and cash equivalents of $1.1 million and accounts payable and accrued liabilities of $1.0 million. As of May 6, 2020, we had cash and cash equivalents of $1.2 million and accounts payable and accrued liabilities of approximately $0.7 million. Since the beginning of the dispute discussed in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report we have incurred approximately $1.2 million in expenses for litigation and the forensic accounting investigation, all but $14 thousand of which were incurred prior to December 31, 2019.

In early March 2020, the NYMEX WTI crude oil price decreased significantly and has remained at historically low levels. Currently, we do not have any commodity derivative contracts in place to mitigate the effect of lower commodity prices on our revenues. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Lower crude prices could also affect the realizability of our oil and gas properties. In the calculation of the ceiling test as of March 31, 2020, we used $55.77 per barrel for oil and $2.30 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended March 31, 2020. If current depressed prices continue, it is likely that the Company will experience ceiling test write-downs in 2020, as higher prices from last year and the first three months of 2020 used in the calculation of the average price are replaced with current lower pricing. To determine the possible effect of lower prices on the ceiling test, the Company re-ran the reserves as of March 31, 2020 using the May 6, 2020 forward strip price as further adjusted for differentials. As of May 6, 2020, the WTI front month price for crude oil was $23.82 and the 12-month strip price was $29.21. The Company determined that by using the forward strip prices the Company would have incurred a ceiling test write-down of approximately $1.0 million as of March 31, 2020.

In February 2020, we began a process to sell our building and land in Riverton, Wyoming, which is no longer needed for our operations and is currently leased to third parties. We are working with a large national commercial real estate firm to market the property which we expect to begin in the second fiscal quarter of 2020. We cannot be certain that we will be able to complete the sale of the property in 2020 and cannot estimate the amount of expected proceeds.

If we have needs for financing in 2020, alternatives that we will consider in addition to cash flow from ongoing operations would potentially include refinancing into a new reserve-based credit facility, selling all or a partial interest in our oil and natural gas assets, selling our marketable equity securities, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best meet our financial objectives.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	2020	2019	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(181)	$108	$(289)
Investing activities	(128)	(187)	59
Financing activities	(87)	(1,005)	918

Operating Activities. Cash used in operating activities for the three months ended March 31, 2020 was $181 thousand as compared to cash provided by operating activities $108 thousand for the comparable period in 2019. The decrease in cash provided by operating activities is attributable to a decrease of $215 thousand in income from operations due to reductions in oil and natural gas revenues as a result of declines in commodity prices and production.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2020 was $128 thousand as compared to $187 thousand for the comparable period in 2019. During the three months ended March 31, 2020 we used cash of $122 thousand in the acquisition of New Horizon. Cash used in investing activities in 2019 was primarily related to expenditures for drilling in our South Texas properties.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2020 was $87 thousand as compared to cash used in financing activities of $1,005 thousand for the comparable period in 2019. The use of cash in financing activities during the three months ended March 31, 2020 was due to repayment of the New Horizon credit facility and payments made on our insurance premium finance note payable. Cash used in financing activities in 2019 were primarily attributable to the repayment of $937 thousand outstanding under our credit facility.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the quarter ended March 31, 2020, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019 and is in the process of remediation as of March 31, 2020:

●	We had inadequate segregation of duties as a result of limited accounting staff and resources, which has impacted our ability to prevent or detect material errors in our consolidated financial statements and to properly implement new accounting standards.
●	We had inadequate controls over physical and logical access to our information technology systems.

Changes in Internal Control over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take steps to further improve our disclosure controls and procedures and our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

APEG II, our largest shareholder holding approximately 42% of our outstanding common stock, and its general partner, APEG Energy II, GP, are involved in litigation with us and our former Chief Executive Officer, David Veltri. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 8—Commitments, Contingencies and Related-Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 30, 2020)
3.2**	Amended and Restated Bylaws, dated as of August 5, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed August 9, 2019)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit A to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 30, 2020)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.2**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.3**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.4**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.5**†	Amended and Restated 2012 Equity and Performance Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 28, 2015)
10.5.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.6(a)** †	Executive Employment Agreement – Ryan Smith (effective 3-5-20) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2020)
10.6(b)**†	Form of Option Agreement between U.S. Energy Corp. and its directors (incorporated by reference from Exhibit 10.8(i) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(c)** †	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers (incorporated by reference from Exhibit 10.8(j) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(d)** †	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers (incorporated by reference from Exhibit 10.8(k) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.7**	Series A Convertible Preferred Stock Purchase Agreement between the Company and Mt. Emmons Mining Company dated February 11, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.8**	Investor Rights Agreement between the Company and Mt. Emmons Mining Company dated February 11, 2016 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)

10.9**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.10	Final Release and Settlement Agreement among U.S. Energy Corp. and Energy One, LLC, and APEG Energy II, LP, APEG Energy II GP, LLC and John Hoffman, dated May 22, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

** Previously Filed

† Exhibit constitutes a management contract or compensatory plan or agreement.

♦ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: May 14, 2020	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer

