Form 10-Q
period 2020-06-30
US ENERGY CORP
filed 2020-08-14
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

The registrant had 1,399,754 shares of its common stock, par value $0.01, outstanding as of August 7, 2020.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$777	$1,532
Oil and natural gas sales receivable	65	716
Marketable equity securities	186	307
Prepaid and other current assets	386	138
Real estate assets held for sale	725	-

Total current assets	2,139	2,693

Oil and natural gas properties under full cost method:
Unevaluated properties	1,693	3,741
Evaluated properties	91,753	89,113
Less accumulated depreciation, depletion, amortization and impairment	(86,389)	(84,400)

Net oil and natural gas properties	7,057	8,454

Other assets:
Property and equipment, net	275	2,115
Right-of-use asset	154	179
Other assets	65	26

Total other assets	494	2,320

Total assets	$9,690	$13,467

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$520	$974
Accrued compensation and benefits	107	191
Insurance premium note payable	108	-
Current lease obligation	61	58

Total current liabilities	796	1,223

Noncurrent liabilities:
Asset retirement obligations	985	819
Warrant liability	193	73
Long-term lease obligation, net of current portion	112	142
Other long-term liabilities	6	-
Total noncurrent liabilities	1,296	1,034

Total liabilities	2,092	2,257
Commitments and contingencies (Note 9)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $3,431 and $3,228 as of June 30, 2020 and December 31, 2019, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 1,399,754 and 1,340,583 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	14	13
Additional paid-in capital	137,220	136,876
Accumulated deficit	(131,636)	(127,679)

Total shareholders’ equity	5,598	9,210

Total liabilities, preferred stock and shareholders’ equity	$9,690	$13,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue:
Oil	$201	$1,760	$1,056	$3,175
Natural gas and liquids	(12)	112	56	258

Total revenue	189	1,872	1,112	3,433

Operating expenses:
Oil and gas operations:
Lease operating expenses	333	471	742	938
Production taxes	13	118	80	216
Depreciation, depletion, accretion and amortization	99	202	210	370
Impairment of oil and natural gas properties	1,794	-	1,794	-
General and administrative expenses	367	1,280	939	2,128

Total operating expenses	2,606	2,071	3,765	3,652

Operating loss	(2,417)	(199)	(2,653)	(219)

Other income (expense):
Loss on real estate held for sale	(651)	-	(651)	-
Impairment of real estate	(403)	-	(403)
(Loss) gain on marketable equity securities	(46)	(8)	(121)	5
Warrant revaluation gain (loss)	(114)	234	(120)	242
Rental property loss, net	(18)	(8)	(35)	(23)
Other income	-	-	28	50
Interest, net	(2)	1	(2)	(20)

Total other (expense) income	(1,234)	219	(1,304)	254

Net (loss) income	$(3,651)	$20	$(3,957)	$35
Accrued preferred stock dividends	(103)	(91)	(203)	(178)
Net loss applicable to common shareholders	$(3,754)	$(71)	$(4,160)	$(143)
Basic and diluted weighted shares outstanding	1,399,754	1,340,583	1,379,823	1,340,583
Basic and diluted loss per share	$(2.68)	$(0.05)	$(3.01)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2018	1,340,583	$13	$136,835	$(127,129)	$9,719
Share-based compensation	-	-	26	-	26
Net income	-	-	-	35	35

June 30, 2019	1,340,583	$13	$136,861	$(127,094)	$9,780

December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)		(1)
Shares issued in acquisition of New Horizon Resources	59,498	1	239	-	240
Share-based compensation	-	-	106	-	106
Net loss	-	-	-	(3,957)	(3,957)

June 30, 2020	1,399,754	$14	$137,220	$(131,636)	$5,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands)

	2020	2019

Cash flows from operating activities:
Net (loss) income	$(3,957)	$35
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion, accretion, and amortization	271	426
Impairment of oil and gas properties	1,794	-
Impairment of real estate	403	-
Loss on real estate held for sale	651	-
Loss (gain) on marketable equity securities	121	(5)
Loss (gain) on warrant revaluation	120	(242)
Stock-based compensation	106	26
Right of use asset amortization	26	23
Debt issuance cost amortization	-	7
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	666	(660)
Other assets	(51)	80
Increase (decrease) in:
Accounts payable and accrued liabilities	(508)	185
Accrued compensation and benefits	(84)	(29)
Payments on operating lease liability	(28)	(25)

Net cash used in operating activities	(470)	(179)

Cash flows from investing activities:
Acquisition of New Horizon Resources, net of cash acquired	(122)	-
Oil and natural gas capital expenditures	(32)	(221)
Payment received on note receivable	20	20

Net cash used in investing activities:	(134)	(201)

Cash flows from financing activities:
Payment on credit facility	(61)	(937)
Payment for fractional shares in reverse stock split	(1)	-
Payments on insurance premium finance note payable	(90)	(139)

Net cash (used in) provided by financing activities	(152)	(1,076)

Net decrease in cash and equivalents	(755)	(1,456)

Cash and equivalents, beginning of period	1,532	2,340

Cash and equivalents, end of period	$777	$884

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$2	$24
Investing activities:
Issuance of stock in acquisition of New Horizon Resources	240	-
Change in capital expenditure accruals	(9)	101
Exchange of undeveloped lease acreage for oil and gas properties	-	379
Adoption of lease standard	-	228
Asset retirement obligations	(151)	(14)
Financing activities:
New Horizon credit facility assumed	61	-
Financing of insurance premiums with note payable	199	228

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Our financial condition as of June 30, 2020, and operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

Reverse Stock Split

On January 6, 2020, the Company completed a one-for-ten reverse stock split (the “Reverse Stock Split”) with respect to the Company’s common stock. For purposes of presentation, the unaudited condensed consolidated financial statements and footnotes have been adjusted for the number of post-split shares as if the split had occurred at the beginning of earliest period presented.

Liquidity and Resources

As of June 30, 2020, the Company had cash of $0.8 million, working capital of $1.3 million, which includes $725 thousand related to our real estate in Riverton, Wyoming classified as held for sale, and an accumulated deficit of $131.5 million. The Company’s liquidity is affected to a large degree by commodity prices, which have declined significantly since early March 2020, and although prices have increased recently, they remained historically low for much of the three-month period ended June 30, 2020. Currently, the Company does not have any commodity derivative contracts in place to protect it in the event of a further downturn in commodity prices. Management believes that its existing cash, capital resources, which include expected proceeds from the sale of its Riverton, Wyoming building and its investment in marketable securities have alleviated any substantial doubt regarding its ability to continue as a going concern. The Company expects that it will be able to fund operations for the next twelve months.

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

Principles of Consolidation

The accompanying financial statements include the accounts of U.S. Energy Corp. and its wholly owned subsidiaries Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon”). All inter-company balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU amends the disclosure requirements in Topic 820, Fair Value Measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result of the Company’s adoption of this ASU on January 1, 2020, the fair value measurement disclosures for the warrants, which are the Company’s only Level 3 fair value measurement changed. The Company removed the disclosure of the processes for measuring the warrants and added quantitative information of the significant unobservable inputs used to develop the valuation of the warrants.

2. ACQUISITION OF NEW HORIZON RESOURCES

On March 1, 2020, The Company acquired all the issued and outstanding equity interests of New Horizon. Its assets include acreage and operated producing properties in North Dakota (the “Properties”). The consideration paid at closing consisted of 59,498 shares of the Company’s common stock, $150,000 in cash and the assumption of certain liabilities (the “Acquisition”). The Acquisition gives the Company operated properties in its core area of operations. The Properties consist of nine gross wells (five net wells), and approximately 1,300 net acres located primarily in McKenzie and Divide Counties, North Dakota, which are 100% held by production and average a 63% working interest.

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

For the six months ended June 30, 2020, the Company recorded revenues of approximately $33 thousand and lease operating expenses of approximately $69 thousand related to the New Horizon properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2019, the Company would have recorded revenues of $65 thousand and expenses of $91 thousand for the six months ended June 30, 2020, and revenues of $111 thousand and expenses of $49 thousand for the six months ended June 30, 2019. These results are not indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that would be attained in the future. Subsequent to the closing of the Acquisition the Company repaid the outstanding balance on the credit facility and the credit facility was closed.

3. REAL ESTATE HELD FOR SALE

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. In 2020 the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The process included obtaining an appraisal, analyzing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. The Company determined that the realizable value of the building was in the range of $700 thousand to $900 thousand. A special committee of the board of directors was formed to evaluate the sales process and is exploring all available options to sell the land and building and will ultimately recommend any action to the Board of Directors regarding any potential sale. Following are the pre-impairment carrying amounts of the land and building at June 30, 2020, the estimated net proceeds, and a calculation of the loss recognized as a component of other income and expense in the condensed consolidated statement of operations.

Amount
(in thousands)
Pre-impairment carrying value of real estate held for sale:
Building	$720
Building improvements	276
Land	380
Total	1,376

Fair value of real estate held for sale:
Estimated sales price	$750
Estimated cost to sell	(25)
Estimated net proceeds	$725

Loss recognized on real estate assets held for sale	$651

4. REVENUE RECOGNITION

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

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenues and costs in the condensed consolidated financial statements were reported gross for the three and six months ended June 30, 2020, as the gross amounts were known.

The following table presents our disaggregated revenue by major source and geographic area for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
North Dakota
Oil	$142	$637	$631	$1,159
Natural gas and liquids (1)	(17)	42	32	93
Total	$125	$679	$663	$1,252

Texas
Oil	$59	$1,123	$425	$2,016
Natural gas and liquids	5	70	24	165
Total	$64	$1,193	$449	$2,181

Total revenue	$189	$1,872	$1,112	$3,433

(1) Negative natural gas and liquids revenue represents a reversal of an over accrual at March 31, 2020 of $22 thousand and a negative realized price of $0.95 per Mcfe during the three months ended June 30, 2020.

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of nonpayment by joint interest operators and purchasers of the Company’s oil and natural gas properties. During the six-month periods ended June 30, 2020 and 2019, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented are as follows:

Operator	2020	2019

CML Exploration LLC	37%	52%
Zavanna LLC	44%	29%

5. LEASES

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recorded a $228 thousand right-of-use asset and a $252 thousand lease liability representing the present value of minimum payment obligations associated with the Company’s Denver office operating lease, which has non-cancellable terms in excess of one year. The Company does not have any financing leases. The Company has elected the following practical expedients available under ASC 842: (i) excluding from the condensed consolidated balance sheet leases with terms that are less than one year, (ii) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease, (iii) the package of practical expedients, which allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (iv) the policy election that eliminates the need for adjusting prior period comparable financial statements prepared under legacy lease accounting guidance. As such, there was no required cumulative effect adjustment to accumulated deficit at January 1, 2019.

During the three and six months ended June 30, 2020 and 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the unaudited condensed consolidated balance sheet at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Right of use asset balance
Operating lease	$154	$179
Lease liability balance
Short-term operating lease	$61	$58
Long-term operating lease	112	142
	$173	$200

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston office lease, which has a lease term of one year. Beginning in March 2020, the Company subleased its Denver office and recognized sublease income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$17	$17	$34	$34
Short-term lease cost	6	4	10	8
Sublease income	(11)	-	(16)	-
Total lease costs	$12	$21	$28	$42

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

	June 30,
	2020	2019
	(in thousands)
Weighted average lease term (years)	2.6	3.6
Weighted average discount rate	8.75%	8.75%

The future minimum lease commitments as of June 30, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the unaudited condensed consolidated balance sheet as follows:

Amount
Remainder of 2020	$37
2021	74
2022	76
2023	6
Total lease payments	193
Less: imputed interest	(20)
Total lease liability	$173

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building, which served as the Company’s corporate headquarters until it relocated to Denver, Colorado in 2015. Currently, the building’s eight office suites are rented to non-affiliates and government agencies under operating leases with varying terms from month-to-month to twelve years. The building is included in real estate held for sale on our condensed consolidated balance sheet. The Company recognized a loss on real estate held for sale related to the building and land during the three months ended June 30, 2020 of $651 thousand. The building will not be depreciated while it is held for sale. The net capitalized cost of the building and the land subject to operating leases at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Building subject to operating leases	$4,654	$4,654
Land	380	380
Less: accumulated depreciation	(3,658)	(3,599)
Loss on real estate held for sale	(651)	-
Building subject to operating leases, net	$725	$1,435

The future lease maturities of the Company’s operating leases as of June 30, 2020 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2020	$80
2021	161
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,433

The Company recognized the following loss on rental property related to its Riverton, Wyoming office building for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease income	$54	$48	$110	$96
Operating lease expense	(43)	(25)	(86)	(66)
Depreciation	(29)	(31)	(59)	(53)
Rental property loss, net	$(18)	$(8)	$(35)	$(23)

6. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of June 30, 2020, the Company used $47.17 per barrel for oil and $2.07 per MMbtu for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded a $1.8 million ceiling test write-down of its oil and gas properties during the three-month period ended June 30, 2020 due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil prices and the performance of a South Texas well drilled in the prior year. In addition, the Company evaluated its unevaluated property at June 30, 2020 and recorded a reclassification to the depletable base of the full cost pool of $2.1 million related to a reduction in value of certain of its acreage.

7. DEBT

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., its wholly owned subsidiary Energy One LLC (“Energy One”) and APEG Energy II, L.P. (“APEG II”), pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility for 581,927 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $7.67, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction. At June 30, 2020, APEG II held approximately 42% of the Company’s outstanding common stock.

The credit facility was fully repaid on March 1, 2019 and on July 30, 2019, matured and was terminated. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense for the six months ended June 30, 2019 was $20 thousand, including the amortization of debt issuance costs of $7 thousand. The weighted average interest rate on the credit facility was 8.75% for the period until maturity in 2019.

8. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a Letter of Intent (“LOI”) with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250,000 option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In 2018, the Company paid an additional $124,000 to CETA. In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited. As of June 30, 2020, the Company has received four payments from CETA totaling $225,000. While the Company is pursuing collection of $75,000 of the remaining deposit, the Company has established an allowance of the amount due from CETA at June 30, 2020, due to the uncertainty of collection. See Note 9-Commitments, Contingencies and Related-Party Transactions.

9. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

At June 30, 2020, APEG II and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) were involved in litigation with the Company and its former Chief Executive Officer, David Veltri, as described below. As of June 30, 2020, APEG II held approximately 42% of the Company’s outstanding common stock and was the secured lender, prior to maturity on July 30, 2019 under the Company’s credit facility.

APEG II Litigation

On February 14, 2019, the Company’s board of directors (the Board”) (only one member of which remained on the Board following the Company’s 2019 Annual Meeting of Shareholders held on December 10, 2019) received a letter from APEG II urging the Company to establish a seven-person, independent board of directors, establish a corporate business plan and reduce its corporate general and administrative expenses. APEG II is the Company’s largest shareholder, owning approximately 42% of its outstanding common stock, and, as of December 31, 2018, was the secured lender under its credit facility, which the Company repaid in full as discussed below.

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

On March 4, 2019, APEG II filed an emergency motion with the U.S. District Court for the Southern District of Texas (the “Texas Federal Court”) in order to remove the Texas Litigation from the Texas State Court to the Texas Federal Court and to stay or modify the TRO. Following a hearing on March 4, 2019, the Texas Federal Court vacated the TRO and the Court ordered APEG to return the Company’s funds, less the outstanding balance due to APEG II under the credit facility of approximately $937 thousand, resulting in the Company receiving approximately $850 thousand.

On February 25, 2019, the Company’s Board held a meeting at which it voted to terminate Mr. Veltri for cause as Chief Executive Officer and President as a result of using Company funds outside of his authority and other reasons. Mr. Veltri, along with John Hoffman, a former Board member, called into question whether or not such action was properly taken at the Board meeting. On March 8, 2019, the Company’s Audit Committee intervened in the Texas Litigation by filing an emergency motion (the “AC Motion”). The AC Motion requested that the Texas Federal Court order that all of the Company’s funds and matters be placed under the control of its Chief Financial Officer and that control of these functions be removed from its former Chief Executive Officer, who had been terminated by the Board on February 25, 2019.

On March 12, 2019, the Texas Federal Court granted the AC Motion, ordering that any disbursement made by the Company must be approved in writing by the Audit Committee in advance. Additionally, the Texas Federal Court ordered that the Company’s Chief Financial Officer must be appointed as the sole signatory on all of the Company’s bank accounts.

On July 30, 2020, the Company, filed a Notice of Voluntary Dismissal of its lawsuit against Mr. Veltri. The Company expects that all matters relating to the Texas Litigation will be dismissed in August 2020.

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

On May 20, 2020, the Colorado Litigation was dismissed.

10. PREFERRED STOCK

The Company’s articles of incorporation authorize the issuance of up to 100,000 shares of preferred stock, $0.01 par value. Shares of preferred stock may be issued with such dividend, liquidation, voting and conversion features as may be determined by the Board without shareholder approval. The Company is authorized to issue 50,000 shares of Series P preferred stock in connection with a shareholder rights plan that expired in 2011.

On February 12, 2016, the Company issued 50,000 shares of newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, pursuant to that certain Series A Convertible Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”). The Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at $40 per share for an aggregate $2 million. The Preferred Stock liquidation preference, initially $2 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock may initially be converted into 1.33 shares of the Company’s $0.01 par value common stock (the “Conversion Rate”) for an aggregate of 66,667 shares. This Conversion Rate reflects the effect of the Reverse Stock Split. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At June 30, 2020 and December 31, 2019, after taking into account the effect of the Reverse Stock Split, the aggregate number of shares of common stock issuable upon conversion is 79,334 shares, which is the maximum number of shares issuable upon conversion.

The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis. The Preferred Stock does not vote with the Company’s common stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Preferred Stock have the right to approve specified matters as set forth in the certificate of designation and have the right to require the Company to repurchase the Preferred Stock in the event of a change of control, which has not been triggered as of June 30, 2020. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provides MEM rights to certain information and Board observer rights. MEM has agreed that it, along with its affiliates, will not acquire more than 16.86% of the Company’s issued and outstanding shares of common stock. In addition, MEM has the right to demand registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon conversion of the Preferred Stock

11. SHAREHOLDERS’ EQUITY

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, subject to adjustment, for a period of five years from the final closing date of June 21, 2017. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $0.08 million being attributed to common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $193 thousand and $73 thousand at June 30, 2020 and December 31, 2019, respectively

As a result of common stock issuances made during the year ended December 31, 2018, the warrant exercise price was reduced from $20.50 to $11.30 per share pursuant to the original warrant agreement.

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

Total stock-based compensation expense related to stock options was $0 and $26 thousand for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, all stock options had vested. During the six months ended June 30, 2020 and 2019, no stock options were granted, exercised, or forfeited. During the six months ended June 30, 2020 stock options for 166 shares expired. Presented below is information about stock options outstanding and exercisable as of June 30, 2020 and December 31, 2019. All shares and prices per share have been adjusted for the Reverse Stock Split.

	June 30, 2020		December 31, 2019
	Shares	Price (1)	Shares	Price (1)

Stock options outstanding	31,367	$64.78	31,533	$66.04

Stock options exercisable	31,367	$64.78	31,533	$66.04

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at June 30, 2020:

Options Outstanding					Options Exercisable
	Exercise Price		Weighted	Remaining		Weighted
Number of	Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.20	$11.60	$10.00	7.3	16,500	$10.00
10,622	90.00	124.80	106.20	3.8	10,622	106.20
2,913	139.20	171.00	147.39	2.0	2,913	147.39
1,332	226.20	251.40	232.48	3.4	1,332	232.48

31,367	$7.20	$251.40	$64.78	5.5	31,367	$64.78

In January 2020, the Company granted 48,000 restricted shares to the Company’s Chief Executive Officer, of which 24,000 shares vest after one year and 24,000 vest after two years. In addition, the Company granted a total of 28,000 restricted shares to members of the Board, which vest on January 28, 2021. For the six months ended June 30, 2020, the Company recognized $106 thousand in stock compensation expense related to these restricted stock grants. At June 30, 2020, the unrecognized expense related to the restricted stock grants was $266 thousand.

12. ASSET RETIREMENT OBLIGATIONS

The Company has asset retirement obligations (“AROs”) associated with the future plugging and abandonment of proved properties. Initially, the fair value of a liability for an ARO is recorded in the period in which the ARO is incurred with a corresponding increase in the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depleted over the life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment to the full-cost pool is recognized. The Company had no assets that are restricted for the purpose of settling AROs.

In the fair value calculation for the ARO there are numerous assumptions and judgments, including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, timing of retirement and changes in legal, regulatory, environmental, and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of June 30, 2020 and December 31, 2019:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(in thousands)
Balance, beginning of year	$819	$939
Accretion	15	22
Sold/Plugged	(12)	(130)
New drilled wells	-	2
Change in discount rate	-	(14)
Liabilities incurred for acquisition of New Horizon wells	163	-
Balance, end of period	$985	$819

13. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for both the three and six months ended June 30, 2020 and 2019.

In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. See Note 7-Debt. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code Section 382. As a result, the Company wrote-off a total of $32.2 million of gross deferred tax assets through December 31, 2018. Since the Company maintains a valuation allowance against these tax assets, there was no impact to the condensed consolidated statements of operations.

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2019, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of June 30, 2020. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and six months ended June 30, 2020 and 2019, no adjustments were recognized for uncertain tax positions.

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss (“NOL”) carryback periods, alternative minimum tax (“AMT”) credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act (i) eliminates the 80% of taxable income limitation by allowing corporate entities to fully utilize NOLs to offset taxable income in 2018, 2019 or 2020, (ii) increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020 and (iv) allows taxpayers with AMT credits to claim a refund in 2020 for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as originally enacted by the Tax Cuts and Jobs Act of 2017. The Company is in the process of analyzing the different aspects of the CARES Act to quantify the impact of these provisions on the Company’s income taxes but expects that there will be no material impact from the CARES Act to the Company’s tax position.

14. EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Convertible Preferred Stock, and unvested shares of restricted common stock. When the Company recognizes a net loss attributable to common shareholders, as was the case for the three and six-month periods ended June 30, 2020 and 2019, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except per share data)
Net income (loss)	$(3,651)	$20	$(3,957)	$35
Accrued dividend on Series A preferred stock	(103)	(91)	(203)	(178)
Loss applicable to common shareholders	$(3,754)	$(71)	$(4,160)	$(143)
Basic weighted average common shares outstanding	1,399	1,341	1,380	1,341
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	1,399	1,341	1,380	1,341

Basic net loss per share	$(2.68)	$(0.05)	$(3.01)	$(0.11)
Diluted net loss per share	$(2.68)	$(0.05)	$(3.01)	$(0.11)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted earnings per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	32	32	32	32
Restricted stock	76	-	65	-
Warrants	100	100	100	100
Series A preferred stock	79	79	79	79
Total	287	211	276	211

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

Warrant Valuation

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at June 30, 2020 and December 31, 2019 using a Lattice model, with the following observable and unobservable inputs:

	June 30,	December 31,
	2020	2019

Number of warrants outstanding	100,000	100,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$11.30	$11.30
Beginning share price	$5.18	$3.00
Dividend yield	0%	0%
Average volatility rate (1)	100%	80%
Probability of down-round event (2)	25%	25%
Risk free interest rate	.16%	1.59%

(1)	The average volatility represents the Company’s 2-year volatility measurement, the observed volatility of our peer group over a similar period, and the stock market volatility as of the valuation date.
(2)	Represents the estimated probability of a future down-round event during the remaining term of the warrants.

At June 30, 2020, the Company used the average value calculated by the Lattice model of $193 thousand with a range from $174 thousand to $243 thousand. At December 31, 2019, the Company used the average value of $73 thousand with a range from $60 thousand to $120 thousand. An increase in any of the inputs would cause an increase in the fair value of the warrants. Likewise, a decrease in any input would cause a decrease in the fair value of the warrants.

Marketable Equity Securities Valuation

The fair value of marketable equity securities is based on quoted market prices obtained from independent pricing services. The Company acquired its investment in Anfield as consideration for sales of certain mining operations. Anfield is traded on the TSX Venture Exchange, an active market under the trading symbol AEC:TSXV and has been classified as Level 1.

Other Assets and Liabilities

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

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. The change in the economic environment due to the COVID-19 pandemic and the property’s remote location has caused a lack of relevant comparable sales to use as a basis for estimating fair value. At June 30, 2020, The Company estimated the fair value of the real estate based upon the expected annual net operating income of the building, estimated capitalization rates for properties in rural areas and values for vacant land based on comparable sales, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets:
Marketable Equity Securities	$186	$-	$-	$186	$307	$-	$-	$307

Non-current Liabilities:
Warrants	$-	$-	$193	$193	$-	$-	$73	$73

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$73	$425

Net loss (gain) on warrant valuation	120	(352)
	-
Fair value liabilities of Level 3 instruments end of period	$193	$73

16. SUBSEQUENT EVENTS UPDATE

Sale of shares in Anfield Energy Inc.

On July 22, 2020, the Company entered into a share purchase agreement to sell 1,210,455 common shares of the Company’s holdings in Anfield Energy Inc. for approximately $45 thousand. Following the sale, the Company owns 2,420,910 shares in Anfield Energy Inc.

Settlement of Texas Litigation

On July 30, 2020, the Company, in their capacity as third-party plaintiffs in the lawsuit against its former President and Chief Executive Officer, David Veltiri, filed a Notice of Voluntary Dismissal of its lawsuit against Mr. Veltri. The Company expects that all matters relating to the Texas Litigation will be dismissed in August 2020.

Arbitration of Employment Claim.

In July 2020, the Company received a request for arbitration from a former employee claiming that the Company breached the former employee’s employment agreement (the “Agreement”) due to a termination of employment without cause. The Agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. The Company believes it is probable that the insurance carrier will come to a settlement with the former employee and has accrued $100 thousand at June 30, 2020 representing the amount of the insurance deductible.

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

Recent Developments

On July 22, 2020, the Company entered into a share purchase agreement to sell 1,210,455 common shares of the Company’s holdings in Anfield Energy Inc. for approximately $45 thousand. Following the sale, the Company owns 2,420,910 shares in Anfield Energy Inc., which it expects to sell during the three months ended September 30, 2020.

Impacts of COVID-19 Pandemic and Effect on Economic Environment

In early March 2020, there was a global outbreak of COVID-19 that has resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and remain depressed. Operators in North Dakota’s Williston Basin responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells. Operators decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

At June 30, 2020, we performed an impairment review resulting in the Company recording a ceiling test write down of $1.8 million due to the effect lower crude oil prices had on the value of its proved reserves. In the calculation of the ceiling test as of June 30, 2020, the Company used $47.17 per barrel for oil and $2.07 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended June 30, 2020. If depressed prices for crude oil continue, it is likely that the Company will experience additional ceiling test write-downs in 2020 as higher prices from last year and the first three months of 2020 used in the calculation of the average price are replaced with lower prices.

Legal Proceedings

APEG II, our largest shareholder holding approximately 42% of our outstanding common stock, and its general partner, APEG Energy II, GP (together with APEG II, “APEG”), were involved in litigation with us and our former Chief Executive Officer, David Veltri. On July 29, 2020 APEG filed a Notice of Voluntary Dismissal in their lawsuit against us and Mr. Veltri and on July 30, 2020, we filed a Notice of Voluntary Dismissal in our Lawsuit against Mr. Veltri. We expect the litigation will be formally dismissed in August 2020. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

In July 2020, we received a request for arbitration from a former employee claiming that we breached the former employee’s employment agreement (the “Agreement”) due to a termination of employment without cause. The Agreement requires that any disputes be submitted to binding arbitration. We have insurance for these types of claims and have reported the request for binding arbitration to our insurance carrier. We believe it is probable that the insurance carrier will come to a settlement with the former employee and have accrued $100 thousand at June 30, 2020, representing the amount of our insurance deductible.

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

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we recorded a net loss of $3,651 thousand as compared to net income of $20 thousand for the three months ended June 30, 2019. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended June 30, 2020 and 2019 (dollars in thousands, except average sales prices):

	Three months ended June 30,		Change
	2020	2019	Amount	Percent

Revenue:
Oil	$201	$1,760	$(1,559)	-89%
Gas	(12)	112	(124)	-111%

Total	$189	$1,872	$(1,683)	-90%

Production quantities:
Oil (Bbls)	11,710	29,386	(17,676)	-60%
Gas (Mcfe)	13,124	60,141	(47,017)	-78%
BOE	13,897	39,410	(25,513)	-65%

Average sales prices:
Oil (Bbls)	$17.18	$59.89	$(42.73)	-71%
Gas (Mcfe)	(0.95)	1.86	(2.82)	-151%
BOE	$13.58	$47.51	$(33.93)	-71%

The decrease in our oil and gas revenue of $1,683 thousand for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was due to a decrease in oil production of 60% and decrease in the realized price received for our oil production of 71%. The decline in oil prices is primarily due to reduced demand on a global basis beginning in mid-March 2020 as a result of the COVID 19 pandemic. In addition, our oil price differential widened significantly, particularly for our North Dakota properties where the differential from WTI increased to $10.55 per barrel as compared to $4.62 per barrel in the comparable period in 2019. The decrease in oil production volumes is primarily the result of operators shutting in production on our North Dakota properties as a response to low oil prices and the production declines from our South Texas wells drilled in late 2018 and early 2019.

For the three months ended June 30, 2020, we produced 13,897 BOE, or an average of 153 BOE per day, as compared to 39,410 BOE or 433 BOE per day during the comparable period in 2019. This decrease was mainly attributable to North Dakota operators shutting in production as the result of low prices and the production declines from the previously mentioned South Texas wells.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,		Change
	2020	2019	Amount	Percent

Production taxes	$13	$118	$(105)	-89%
Lease operating expense	333	471	(138)	-29%

Total	$346	$589	$(243)	-41%

For the three months ended June 30, 2020, production taxes decreased by $105 thousand, or 89%, compared to the comparable period in 2019. This decrease was primarily attributable to the decrease in oil revenues. During the three months ended June 30, 2020, lease operating expenses decreased by $138 thousand when compared to the three months ended June 30, 2019 due to operators shutting in production, cost cutting measures enacted due to low commodity prices and reduced field activity.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended June 30, 2020 was $6.45 per BOE compared to $4.98 per BOE for the three months ended June 30, 2019. For the most recently completed quarter, our depletion rate was impacted by a reclassification of $2.1 million of our unevaluated properties and the reduction in reserve quantities, primarily due to pricing revisions. Our DD&A rate can fluctuate because of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the three months ended June 30, 2020 we recorded impairment of $1.8 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. During the three months ended June 30, 2019 there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,		Change
	2020	2019	Amount	Percent

Compensation and benefits, including directors	$296	$188	$108	57%
Professional fees, insurance and other	71	1,064	(993)	-91%
Bad debt expense	-	28	(28)	N/A

Total	$367	$1,280	$(913)	-71%

General and administrative expenses decreased by $913 thousand during three-month period ended June 30, 2020 as compared to the prior year period primarily due to a reduction in professional fees. The decrease was primarily attributable to a reduction in legal fees of $931 thousand including the removal of $250 thousand for litigation settlement accruals. The APEG litigation is expected to be dismissed in August 2020 without us incurring certain estimated legal costs. Also included in legal fees is an accrual of $100 thousand for a claim from a former employee that will go to arbitration. In the prior year period, we incurred legal costs of $787 thousand primarily as a result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. Accounting fees also decreased $120 thousand during the three months ended June 30, 2020 when compared to the prior year period. These decreases in professional fees were partially offset by an increase in compensation and benefits of $108 thousand due to amortization of stock-based compensation awards granted to our Chief Executive Officer and members of our Board in January 2020.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30,		Change
	2020	2019	Amount	Percent

Loss on real estate held for sale	(651)	-	(651)	N/A %
Impairment of real estate	(403)	-	(403)	N/A %
Unrealized loss on marketable equity securities	(46)	(8)	(38)	-475%
Warrant revaluation (loss) gain	114	234	(348)	-149%
Rental property loss, net	(18)	(8)	(10)	-125%
Interest, net	(2)	1	(3)	-300%

Total other income (expense)	$(1,234)	$219	$(1,453)	-663%

During the three months ended June 30, 2020 we reclassified our Riverton, Wyoming building and the related parcel of land to real estate held for sale. Concurrent with the reclassification we recognized a $651 thousand loss to record the value of the building at $725 thousand, representing the amount we expect to realize for the sale of the property. See Note 3—Real Estate Held for Sale in the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the three months ended June 30, 2020 we recorded impairment of $403 thousand related to three land parcels totaling 13.85 acres that we own in Riverton, Wyoming, which are not currently offered for sale.

During the three months ended June 30, 2020 we recognized an unrealized loss on marketable equity securities of $46 thousand as compared to a loss of $8 thousand for the comparable period of 2019. The unrealized losses represent the decline in value of our investment in Anfield Energy Inc. In July 2020, we sold 1,210,455 shares, representing one-third of our total investment, for proceeds of $45 thousand. We expect to sell the remaining shares in the third quarter of 2020.

During the three months ending June 30, 2020, we recognized a warrant revaluation loss of 114 thousand as compared to a gain of $234 thousand during the three months ending June 30, 2019. The loss during the three months ended June 30, 2020 was attributable to an increase in the warrant liability primarily due to an increase in the value of our common stock during the period.

Interest, net represents the interest related to our insurance premium finance note net of interest earned on cash balances on deposit at our bank.

Comparison of our Statements of Operations for the Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recorded a net loss of $3,957 thousand as compared to net income of $35 thousand for the six months ended June 30, 2019. In the following sections we discuss our revenue, operating expenses and non-operating income for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the six months ended June 30, 2020 and 2019 (dollars in thousands, except average sales prices):

	Six months ended June 30,		Change
	2020	2019	Amount	Percent

Revenue:
Oil	$1,056	$3,175	$(2,119)	-67%
Gas	56	258	(202)	-78%

Total	$1,112	$3,433	$(2,321)	-68%

Production quantities:
Oil (Bbls)	32,014	54,739	(22,725)	-42%
Gas (Mcfe)	53,437	113,402	(59,965)	-53%
BOE	40,920	73,639	(32,719)	-44%

Average sales prices:
Oil (Bbls)	$32.99	$58.00	$(25.02)	-43%
Gas (Mcfe)	1.04	2.28	(1.24)	-54%
BOE	$27.17	$46.62	$(19.45)	-42%

The decrease in our oil and gas revenue of $2,321 thousand for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was due primarily to a decrease in oil production of 42% and decrease in the realized price received for our oil production of 43%. The decline in oil prices is primarily due to reduced demand on a global basis beginning in mid-March 2020 as the result of the COVID 19 pandemic. In addition, our oil price differential widened significantly, particularly for our North Dakota properties where the differential from WTI increased to $6.94 per barrel as compared to $3.41 per barrel in the comparable period in 2019. The decrease in oil production quantities is the result of operators shutting in production in our North Dakota properties beginning in April as a response to low oil prices, and the production declines from our South Texas wells, which were drilled in late 2018 and early 2019.

For the six months ended June 30, 2020, we produced 40,920 BOE, or an average of 225 BOE per day, as compared to 73,639 BOE or 407 BOE per day during the comparable period in 2019. This decrease was mainly attributable to North Dakota operators shutting in production as the result of low prices and the production declines from the previously mentioned South Texas wells.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,		Change
	2020	2019	Amount	Percent

Production taxes	$80	$216	$(136)	-63%
Lease operating expense	742	938	(196)	-21%

Total	$822	$1,154	$(332)	-29%

For the six months ended June 30, 2020, production taxes decreased by $136 thousand, or 63%, as compared to the comparable period in 2019. This decrease was primarily attributable to the decrease in oil revenues, which decreased by 67% compared to 2019. During the six months ended June 30, 2020, lease operating expenses decreased by $196 thousand when compared to the six months ended June 30, 2019 as the result of operators shutting in production, cost cutting measures enacted due to low commodity prices and reduced field activity.

Depreciation, Depletion and Amortization. Our DD&A rate for the six months ended June 30, 2020 was $4.76 per BOE compared to $4.87 per BOE for the six months ended June 30, 2019. For the six months ended June 30, 2020, our depletion rate was impacted by a reclassification of $2.1 million of our unevaluated properties and the reduction in reserve quantities at June 30, 2020, primarily due to pricing revisions. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. During the six months ended June 30, 2020 we recorded an impairment of $1.8 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. During the six months ended June 30, 2019 there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,		Change
	2020	2019	Amount	Percent

Compensation and benefits, including directors	$519	$480	$39	8%
Professional fees, insurance and other	420	1,620	(1,200)	-74%
Bad debt expense	-	28	28	N/A %

Total	$939	$2,128	$(1,189)	-56%

General and administrative expenses decreased by $1,189 thousand during six-month period ended June 30, 2020 as compared to the six-month period ended June 30, 2019 due to a reduction in professional fees. The decrease was primarily attributable to a reduction in legal fees of $1,232 thousand, including the removal of $250 thousand for litigation settlement accruals. The APEG litigation is expected to be dismissed in August 2020 without us incurring certain estimated legal costs. Also included in legal fees during the period is an accrual of $100 thousand for a claim from a former employee that will go to arbitration. In the prior year period, we incurred legal costs of $1,084 thousand, primarily as the result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. Compensation and benefits increased $39 thousand due to amortization of stock-based compensation awards granted to our Chief Executive Officer and directors in January 2020.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,		Change
	2020	2019	Amount	Percent

Loss on real estate held for sale	(651)	-	(651)	N/A %
Impairment of real estate	(403)	-	(403)	N/A %
Unrealized (loss) gain on marketable equity securities	(121)	5	(126)	-2,520%
Warrant revaluation (loss) gain	(120)	242	(362)	-150%
Rental property loss	(35)	(23)	(12)	-52%
Other income	28	50	(22)	-44%
Interest, net	(2)	(20)	18	-90%

Total other income (expense)	$(1304)	$254	$(1,558)	-613%

During the six months ended June 30, 2020 we reclassified our Riverton, Wyoming building and the related parcel of land to real estate held for sale. Concurrent with the reclassification we recognized a $651 thousand loss to adjust the carrying amount of the land and building to its estimated fair value of $725 thousand. See Note 3—Real Estate Held for Sale in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the six months ended June 30, 2020 we recorded impairment of $403 thousand related to three land parcels totaling 13.85 acres that we own in Riverton, Wyoming, which are not currently offered for sale.

During the six months ended June 30, 2020 we recognized an unrealized loss on marketable equity securities of $174 thousand as compared to an unrealized gain of $5 thousand for the comparable period of 2019. The unrealized loss represents the decline in value of our investment in Anfield Energy Inc. In July 2020, we sold 1,210,455 shares, representing one-third of our total investment for proceeds of $45 thousand. We expect to sell the remaining shares in the third quarter of 2020.

During the six months ended June 30, 2020, we recognized a warrant revaluation loss of $120 thousand as compared to a gain of $242 thousand during the six months ended June 30, 2019. The loss during the three months ended June 30, 2020 was attributable to an increase in the warrant liability, primarily as a result of the increase in the value of our common stock.

During the six months ended June 30, 2020, we recognized a gain of $25 thousand from the partial recovery of a deposit written off in 2018. For the six months ended June 30, 2019 we recognized a $50 thousand gain related to the recovery of the same deposit. See Note 7-Write-Off of Deposit in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Interest, net decreased by $18 thousand during the six months ended June 30, 2020 compared to the comparable period in 2019. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019.

Non-GAAP Financial Measures- Adjusted EBITDAX

Adjusted EBITDAX represents income (loss) from continuing operations as further modified to eliminate depreciation, depletion accretion and amortization, impairment, stock-based compensation expense, unrealized gains and loss on marketable equity securities, gains and losses on warrant revaluation, unrealized losses on the reclassification of real estate to held for sale, interest expense net of interest income, and other items set forth in the table below. Adjusted EBITDAX excludes certain items that we believe affect the comparability of operating results and items that are generally one-time in nature or whose timing and/or amount cannot be reasonably estimated.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
	(in thousands)
Income (loss) from continuing operations (GAAP)	$(3,957)	$35
Depreciation, depletion, accretion and amortization	210	370
Impairment of oil and gas properties	1,794	-
Loss on real estate held for sale	651	-
Impairment of real estate	403	-
Unrealized (gain) loss on marketable equity securities	121	(5)
Loss (gain) on warrant revaluation	120	(242)
Stock-based compensation expense	106	26
Interest, net	2	20

Adjusted EBITDAX (Non-GAAP)	$(550)	$204

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	Change
	(in thousands)
Cash and equivalents	$777	$1,532	$(755)
Working capital (1)	1,343	1,470	(127)
Total assets	9,690	13,467	(3,777)
Total shareholders’ equity	5,598	9,210	(3,612)

Select Ratios:
Current ratio (2)	2.7 to 1.0	2.2 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.

As of June 30, 2020, we have working capital of $1,343 thousand compared to working capital of $1,470 thousand as of December 31, 2019, a decrease of $127 thousand. This decrease was primarily attributable to cash used in operating activities of $461 thousand and cash payments of $183 thousand for the acquisition of New Horizon and repayment of New Horizon’s credit facility, which were partially offset by the reclassification of real estate held for sale of $725 thousand.

As of June 30, 2020, we had cash and cash equivalents of $777 thousand and accounts payable and accrued liabilities of $520 thousand. As of August 7, 2020, we had cash and cash equivalents of $783 thousand and accounts payable and accrued liabilities of approximately $485 thousand.

In early March 2020, the NYMEX WTI crude oil price decreased significantly and although it has increased to $41.60 per barrel as of August 7, 2020, it remained historically low for much of the three-month period ended June 30, 2020. Currently, we do not have any commodity derivative contracts in place to mitigate the effect of lower commodity prices on our revenues. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Lower crude prices could also affect the realizability of our oil and gas properties. For the quarter ended June 30, 2020 we recorded a ceiling test write-down of $1.8 million. In the calculation of the ceiling test as of June 30, 2020, we used $47.17 per barrel for oil and $2.07 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended June 30, 2020. If depressed prices continue, it is likely that the Company will experience additional ceiling test write-downs in 2020, as higher prices from the last six months of last year and the first three months of 2020 used in the calculation of the average price are replaced with lower pricing.

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. In 2020, the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The Company determined that the realizable value of the building was in the range of $700 thousand to $900 thousand. A special committee of the Board was formed to evaluate the sales process and ultimately recommend any action to the Board regarding any potential action.

In July 2020, we sold 1,210,455 shares of our investment in Anfield Energy Inc. and received proceeds of approximately $45 thousand. The sale represented one-third of our total investment in Anfield. We intend to dispose of the remaining shares during the third fiscal quarter of 2020.

If we have needs for financing in 2020, alternatives that we will consider would potentially include refinancing into a new reserve-based credit facility, selling all or a partial interest in our oil and natural gas assets, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best meet our financial objectives.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(470)	$(179)	$(291)
Investing activities	(134)	(201)	67
Financing activities	(152)	(1,076)	924

Operating Activities. Cash used in operating activities for the six months ended June 30, 2020 was $470 thousand as compared to cash used in operating activities $179 thousand for the comparable period in 2019. The increase in cash used in operating activities is attributable to decrease in revenues of $2,321 thousand, which was partially offset by a decrease in lease operating expenses, production taxes and general and administrative costs of $1,521 thousand and changes in working capital of $453 thousand.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2019 was $142 thousand as compared to $201 thousand for the comparable period in 2019. The primary use of cash in our investing activities for the six months ended June 30, 2020 was the acquisition of New Horizon for net cash of $122 thousand.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2020 was $152 thousand as compared to cash used in investing activities of $1,076 thousand for the comparable period in 2019. The cash used in investing activities during the six months ended June 30, 2020 was primarily attributable to the repayment of $90 thousand on our insurance premium finance note and repayment of the New Horizon credit facility of $61 thousand. For the six months ended June 30, 2019 cash used in investing activities included repayment of $937 thousand outstanding under our credit facility and 139 thousand for the repayment of our insurance premium finance note.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the quarter ended June 30, 2020, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019 and is in the process of remediation as of June 30, 2020:

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

Changes in Internal Control over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take steps to further improve our disclosure controls and procedures and our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

APEG II, our largest shareholder holding approximately 42% of our outstanding common stock, and its general partner, APEG Energy II, GP, are involved in litigation with us and our former Chief Executive Officer, David Veltri. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

2.1**	Mt. Emmons Mining Company Acquisition Agreement (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed February 12, 2016)
3.1**	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 30, 2020)
3.2**	Amended and Restated Bylaws, dated as of August 5, 2019 (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K filed August 9, 2019)
3.3**	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit A to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 30, 2020)
4.1**	Common Stock Purchase Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Report on Form 8-K filed December 22, 2016)
4.2**	Standstill Agreement, dated September 28, 2017, by and between U.S. Energy Corp. and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 5, 2017)
10.1**†	USE 2001 Officers’ Stock Compensation Plan (incorporated by reference from Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed September 13, 2002)
10.2**†	2001 Incentive Stock Option Plan (amended in 2003) (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed April 15, 2005)
10.3**	2008 Stock Option Plan for Independent Directors and Advisory Board Members (incorporated by reference from Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 13, 2009)
10.4**†	U.S. Energy Corp. Employee Stock Ownership Plan (incorporated by reference from Exhibit 4.1 to the Company’s S-8 filed April 13, 2012)
10.5**†	Amended and Restated 2012 Equity and Performance Incentive Plan (as last amended on June 9, 2020) incorporated by reference from Appendix A to the Company’s Proxy Statement on Form DEF14A filed April 29, 2020)
10.5.1**	Form of Grant to the 2012 Equity and Performance Incentive Plan (incorporated by reference from Exhibit 10.5.1 to the Form 10-K filed March 18, 2013)
10.6(a)** †	Executive Employment Agreement – Ryan Smith (effective 3-5-20) (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 10, 2020)
10.6(b)**†	Form of Option Agreement between U.S. Energy Corp. and its directors (incorporated by reference from Exhibit 10.8(i) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(c)** †	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers (incorporated by reference from Exhibit 10.8(j) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.6(d)** †	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers (incorporated by reference from Exhibit 10.8(k) to the Company’s Annual Report on Form 10-K filed March 28, 2018)
10.7**	Series A Convertible Preferred Stock Purchase Agreement between the Company and Mt. Emmons Mining Company dated February 11, 2016 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2016)
10.8**	Investor Rights Agreement between the Company and Mt. Emmons Mining Company dated February 11, 2016 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed February 12, 2016)

10.9**	Exchange Agreement, dated September 28, 2017, by and among U.S. Energy Corp., Energy One LLC, and APEG Energy II, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2017)
10.10**	Final Release and Settlement Agreement among U.S. Energy Corp. and Energy One, LLC, and APEG Energy II, LP, APEG Energy II GP, LLC and John Hoffman, dated May 22, 2019 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1*♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

U.S. ENERGY CORP. (Registrant)

Date: August 14, 2020	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer

