Form 10-Q
period 2020-09-30
US ENERGY CORP
filed 2020-11-16
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020
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

The registrant had 2,915,654 shares of its common stock, par value $0.01 per share, outstanding as of November 16, 2020.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and equivalents	$1,039	$1,532
Oil and natural gas sales receivable	199	716
Marketable equity securities	109	307
Prepaid and other current assets	355	138
Real estate assets held for sale, net of selling costs	725	-

Total current assets	2,427	2,693

Oil and natural gas properties under full cost method:
Unevaluated properties	1,694	3,741
Evaluated properties	92,615	89,113
Less accumulated depreciation, depletion, amortization and impairment	(87,611)	(84,400)

Net oil and natural gas properties	6,698	8,454

Other assets:
Property and equipment, net	275	2,115
Right-of-use asset	141	179
Other assets	65	26

Total other assets	481	2,320

Total assets	$9,606	$13,467

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$888	$974
Accrued compensation and benefits	257	191
Related party secured note payable	375	-
Insurance premium note payable	42	-
Current lease obligation	63	58

Total current liabilities	1,625	1,223

Noncurrent liabilities:
Asset retirement obligations	1,229	819
Warrant liability	137	73
Long-term lease obligation, net of current portion	95	142
Other long-term liabilities	6	-
Total noncurrent liabilities	1,467	1,034

Total liabilities	3,092	2,257
Commitments and contingencies (Note 9)
Preferred stock: Authorized 100,000 shares, 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding; liquidation preference of $3,538 and $3,228 as of September 30, 2020 and December 31, 2019, respectively	2,000	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 1,449,754 and 1,340,583 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	15	13
Additional paid-in capital	137,848	136,876
Accumulated deficit	(133,349)	(127,679)

Total shareholders’ equity	4,514	9,210

Total liabilities, preferred stock and shareholders’ equity	$9,606	$13,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue:
Oil	$362	$1,571	$1,418	$4,746
Natural gas and liquids	39	62	95	320

Total revenue	401	1,633	1,513	5,066

Operating expenses:
Oil and gas operations:
Lease operating expenses	290	410	1,032	1,348
Production taxes	30	107	110	323
Depreciation, depletion, accretion and amortization	81	180	291	550
Impairment of oil and natural gas properties	1,149	-	2,943	-
General and administrative expenses	607	989	1,546	3,117

Total operating expenses	2,157	1,686	5,922	5,338

Operating loss	(1,756)	(53)	(4,409)	(272)

Other income (expense):
Loss on real estate held for sale	-	-	(651)	-
Impairment of real estate	-	-	(403)	-
(Loss) gain on marketable equity securities	(32)	(240)	(153)	(235)
Warrant revaluation gain (loss)	55	(23)	(65)	219
Rental property loss, net	(5)	(16)	(40)	(39)
Other income	26	50	54	100
Interest, net	(1)	1	(3)	(19)

Total other income (expense)	43	(228)	(1,261)	26

Net loss	$(1,713)	$(281)	$(5,670)	$(246)
Accrued preferred stock dividends	(107)	(95)	(310)	(273)
Net loss applicable to common shareholders	$(1,820)	$(376)	$(5,980)	$(519)
Basic and diluted weighted shares outstanding	1,399,754	1,340,583	1,386,515	1,340,583
Basic and diluted loss per share	$(1.30)	$(0.28)	$(4.31)	$(0.39)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)	-	(1)
Shares issued in acquisition of New Horizon Resources	59,498	1	239	-	240
Share-based compensation	-	-	42	-	42
Net loss	-	-	-	(306)	(306)
Balances, March 31, 2020	1,399,754	14	137,156	(127,985)	9,185
Share-based compensation	-	-	64	-	64
Net loss	-	-	-	(3,651)	(3,651)
Balances, June 30, 2020	1,399,754	14	137,220	(131,636)	5,598
Share-based compensation	-	-	64	-	64
Exercise of stock warrants	50,000	1	564	-	565
Net loss	-	-	-	(1,713)	(1,713)
Balances, September 30, 2020	1,449,754	$15	$137,848	$(133,349)	$4,514

Balances, December 31, 2018	1,340,583	$13	$136,835	$(127,129)	$9,719
Share-based compensation	-	-	13	-	13
Net income	-	-	-	15	15
Balances, March 31, 2019	1,340,583	13	136,848	(127,114)	9,747
Share-based compensation			13		13
Net income				20	20
Balances, June 30, 2019	1,340,583	13	136,861	(127,094)	9,780
Share-based compensation			9		9
Net loss				(281)	(281)
Balances, September 30, 2019	1,340,583	$13	$137,870	$(127,375)	$9,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

	2020	2019

Cash flows from operating activities:
Net loss	$(5,670)	$(246)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, accretion, and amortization	352	651
Impairment of oil and gas properties	2,943	-
Impairment of real estate	403	-
Loss on real estate held for sale	651	-
Loss on marketable equity securities	153	235
Loss (gain) on warrant revaluation	65	(219)
Stock-based compensation	170	35
Right of use asset amortization	38	35
Debt issuance cost amortization	-	7
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	531	(415)
Other assets	(20)	138
Increase (decrease) in:
Accounts payable and accrued liabilities	(188)	149
Accrued compensation and benefits	66	(35)
Payments on operating lease liability	(43)	(38)

Net cash (used in) provided by operating activities	(549)	297

Cash flows from investing activities:
Acquisition of New Horizon Resources, net of cash acquired	(122)	-
Acquisition of FieldPoint properties	(529)	-
Oil and natural gas capital expenditures	(79)	(142)
Proceeds from sale of marketable securities	45	-
Payment received on note receivable	20	20

Net cash used in investing activities:	(665)	(122)

Cash flows from financing activities:
Payment on credit facility	(61)	(937)
Proceeds from secured note payable	375	-
Payments on insurance premium finance note payable	(157)	(193)
Proceeds from warrant exercise	565	-
Payment for fractional shares in reverse stock split	(1)	-

Net cash provided by (used in) financing activities	721	(1,130)

Net decrease in cash and equivalents	(493)	(955)

Cash and equivalents, beginning of period	1,532	2,340

Cash and equivalents, end of period	$1,039	$1,385

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$5	$26
Investing activities:
Issuance of stock in acquisition of New Horizon Resources	240	-
Change in capital expenditure accruals	58	24
Exchange of undeveloped lease acreage for oil and gas properties	-	379
Adoption of lease standard	-	228
Asset retirement obligations	(315)	(14)
Financing activities:
New Horizon credit facility assumed	61	-
Financing of insurance premiums with note payable	199	228

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020. Our financial condition as of September 30, 2020, and operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the financial condition and results of operations that may be expected for any future interim period or for the year ending December 31, 2020.

Reverse Stock Split

On January 6, 2020, the Company completed a one-for-ten reverse stock split (the “Reverse Stock Split”) with respect to the Company’s outstanding common stock. For purposes of presentation, the unaudited condensed consolidated financial statements and footnotes have been adjusted for the number of post-split shares as if the split had occurred at the beginning of earliest period presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; valuation of warrant instruments; valuation of assets acquired and liabilities assumed in acquisitions and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material.

Principles of Consolidation

The accompanying financial statements include the accounts of U.S. Energy Corp. and its wholly-owned subsidiaries Energy One LLC (“Energy One”) and New Horizon Resources LLC (“New Horizon”). All inter-company balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Fair Value Measurements. In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements. The ASU amends the disclosure requirements in Topic 820, Fair Value Measurements. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As a result of the Company’s adoption of this ASU on January 1, 2020, the fair value measurement disclosures for the warrants, which are the Company’s only Level 3 fair value measurement changed. The Company removed the disclosure of the processes for measuring the warrants and added quantitative information of the significant unobservable inputs used to develop the valuation of the warrants.

2. ACQUISITIONS

New Horizon Resources

On March 1, 2020, the Company acquired all the issued and outstanding equity interests of New Horizon. Its assets include acreage and operated producing properties in North Dakota (the “New Horizon Properties”). The Company accounted for the acquisition of the New Horizon Properties as a business combination. The consideration paid at closing consisted of 59,498 shares of the Company’s restricted common stock, $150,000 in cash and the assumption of certain liabilities (the “New Horizon Acquisition”). The New Horizon Acquisition gives the Company operated properties in its core area of operations. The New Horizon Properties consist of nine gross wells (five net wells), and approximately 1,300 net acres located primarily in McKenzie and Divide Counties, North Dakota, which are 100% held by production and average a 63% working interest.

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

For the nine months ended September 30, 2020, the Company recorded revenues of approximately $69 thousand, and lease operating and workover expenses of approximately $131 thousand related to the New Horizon Properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2019, the Company would have recorded revenues of $100 thousand and expenses of $153 thousand for the nine months ended September 30, 2020, and revenues of $192 thousand and expenses of $258 thousand for the nine months ended September 30, 2019. These results are not necessarily indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that will be attained in the future. Subsequent to the closing of the New Horizon Acquisition, the Company repaid the outstanding liabilities assumed at closing.

FieldPoint Petroleum

On September 25, 2020, the Company acquired certain oil and gas properties primarily located in Lea County, New Mexico and Converse County, Wyoming. The properties were acquired from FieldPoint Petroleum Corporation (“FieldPoint”) pursuant to FieldPoint’s Chapter 7 bankruptcy process (the “FieldPoint Properties”). The Company accounted for the acquisition of the FieldPoint Properties as an asset acquisition. Total cash paid for the FieldPoint Properties as of September 30, 2020, was $529 thousand, which includes the purchase price of $500 thousand and transaction costs of $29 thousand. In addition, the Company accrued $80 thousand for unpaid transaction costs and recorded asset retirement obligations of $236 thousand for the assets acquired. Substantially all of the value of the FieldPoint Proerties acquired consists of mature proved developed producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Cash consideration	$500
Transaction costs	109
Total	$609

Asset retirement obligations	$(236)

3. REAL ESTATE HELD FOR SALE

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. In 2020 the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The process included obtaining an appraisal, analyzing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. The Company determined that the realizable value of the building was in the range of $700 thousand to $900 thousand. A special committee of the board of directors was formed to evaluate the sales process and is exploring all available options to sell the land and building and will ultimately recommend any action to the Board of Directors regarding any potential sale. During the three months ended September 30, 2020 the Company entered into an agreement with a large national commercial broker to sell the building. Following are the pre-impairment carrying amounts of the land and building at September 30, 2020, the estimated net proceeds, and a calculation of the loss recognized as a component of other income and expense in the unaudited condensed consolidated statement of operations.

Amount
(in thousands)
Pre-impairment carrying value of real estate held for sale:
Building	$720
Building improvements	276
Land	380
Total	1,376

Fair value of real estate held for sale:
Estimated sales price	$800
Estimated cost to sell	(75)
Estimated net proceeds	$725

Loss recognized on real estate assets held for sale	$651

4. REVENUE RECOGNITION

The Company’s revenues are derived from its interest in the sales of oil and natural gas production. Prior to the acquisition of New Horizon, which was completed on March 1, 2020, and the acquisition of FieldPoint Petroleum, which was completed on September 25, 2020 all sales of oil and natural gas were made under contracts that third-party operators of oil and natural gas wells have negotiated with customers. The Company receives payments from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the unaudited condensed consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

Generally, the Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately, and transportation costs are included in lease operating expense in the accompanying condensed consolidated statements of operations. The revenues and costs in the condensed consolidated financial statements were reported gross for the three and nine months ended September 30, 2020, as the gross amounts were known.

The following table presents our disaggregated revenue by major source and geographic area for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
North Dakota
Oil	$270	$564	$901	$1,723
Natural gas and liquids (1)	34	16	66	109
Total	$304	$580	$967	$1,832

Texas
Oil	$92	$1,007	$517	$3,023
Natural gas and liquids	5	46	29	211
Total	$97	$1,053	$546	$3,234

Total revenue	$401	$1,633	$1,513	$5,066

Significant concentrations of credit risk

The Company has exposure to credit risk in the event of nonpayment by joint interest operators and purchasers of the Company’s oil and natural gas properties. During the nine-month periods ended September 30, 2020 and 2019, the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented are as follows:

Operator	2020	2019

CML Exploration LLC	32%	54%
Zavanna LLC	47%	29%

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

During the three and nine months ended September 30, 2020 and 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the unaudited condensed consolidated balance sheet at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Right of use asset balance
Operating lease	$141	$179
Lease liability balance
Short-term operating lease	$63	$58
Long-term operating lease	95	142
	$158	$200

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston, Texas office lease, which has a lease term of one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognized sublease income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$17	$17	$51	$51
Short-term lease cost	6	4	16	11
Sublease income	(10)	-	(25)	-
Total lease costs	$13	$21	$42	$62

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

	September 30,
	2020	2019
	(in thousands)
Weighted average lease term (years)	2.3	3.3
Weighted average discount rate	8.75%	8.75%

The future minimum lease commitments as of September 30, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the unaudited condensed consolidated balance sheet as follows:

Amount
Remainder of 2020	$18
2021	75
2022	76
2023	6
Total lease payments	175
Less: imputed interest	(17)
Total lease liability	$158

As discussed in Note 3- Real Estate Held for Sale, the Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The Company recognized a loss on real estate held for sale related to the building and land during the nine months ended September 30, 2020 of $651 thousand. The building will not be depreciated while it is held for sale. The net capitalized cost of the building and the land subject to operating leases at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Building subject to operating leases	$4,654	$4,654
Land	380	380
Less: accumulated depreciation	(3,658)	(3,599)
Loss on real estate held for sale	(651)	-
Building subject to operating leases, net	$725	$1,435

The future lease maturities of the Company’s operating leases as of September 30, 2020 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

Amount
(in thousands)
Remainder of 2020	$40
2021	161
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,393

The Company recognized the following loss on rental property related to its Riverton, Wyoming office building for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease income	$51	$54	$161	$150
Operating lease expense	(56)	(34)	(143)	(99)
Depreciation	-	(36)	(58)	(90)
Rental property loss, net	$(5)	$(16)	$(40)	$(39)

6. OIL AND NATURAL GAS PRODUCTION ACTIVITIES

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of September 30, 2020, the Company used $43.40 per barrel for oil and $1.97 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded ceiling test write-downs of its oil and natural gas properties of $1.1 million and $2.9 million during the three and nine month periods ended September 30, 2020, respectively, due to a reduction in the value of proved oil and natural gas reserves primarily as a result of a decrease in crude oil prices and the performance of a South Texas well drilled in the prior year. In addition, the Company evaluated its unevaluated property and recorded a reclassification to the depletable base of the full cost pool of $2.1 million during the nine months ended September 30, 2020 related to a reduction in value of certain of its acreage.

7. DEBT

On September 24, 2020, the Company entered into a $375 thousand secured promissory note with APEG Energy II LP, which entity Patrick E. Duke, a director of the Company, has shared voting power and shared investment power over (“APEG II”) (the “Note”). The Note accrues interest at 10% per annum and matures on September 24, 2021. The Note is secured by the Company’s wholly owned subsidiary, Energy One’s oil and natural gas producing properties. In the event that the Note is repaid prior to the maturity date there is a prepayment penalty of 10% of the principal amount of the Note less accrued interest. At September 30, 2020, APEG II held approximately 40% of the Company’s outstanding common stock.

On December 27, 2017, the Company entered into an exchange agreement (“Exchange Agreement”) by and among U.S. Energy Corp., its wholly owned subsidiary Energy One and APEG II, pursuant to which, on the terms and subject to the conditions of the Exchange Agreement, APEG II exchanged $4.5 million of outstanding borrowings under the Company’s credit facility for 581,927 newly-issued shares of common stock of the Company, par value $0.01 per share, with an exchange price of $7.67, which represented a 1.3% premium over the 30-day volume weighted average price of the Company’s common stock on September 20, 2017 (the “Exchange Shares”). Accrued, unpaid interest on the credit facility held by APEG II was paid in cash at the closing of the transaction.

The credit facility was fully repaid on March 1, 2019 and on July 30, 2019, matured and was terminated. Borrowings under the credit facility were secured by Energy One’s oil and natural gas producing properties. Interest expense for the nine months ended September 30, 2019 was $20 thousand, including the amortization of debt issuance costs of $7 thousand. The weighted average interest rate on the credit facility was 8.75% for the period until maturity in 2019.

8. WRITE-OFF OF DEPOSIT

In December 2017, the Company entered into a Letter of Intent (“LOI”) with Clean Energy Technology Association, Inc. (“CETA”) to purchase an option to acquire 50 shares of CETA, or lease certain oil and natural gas properties inside an area of mutual interest. The Company made a $250,000 option payment, which was refundable in the event that the Company and CETA were unable to complete the transaction by August 1, 2018. In 2018, the Company paid an additional $124,000 to CETA. In September 2019, the Company issued CETA a demand letter requesting return of the amounts deposited. As of September 30, 2020, the Company has received six payments from CETA totaling $250,000. While the Company is pursuing collection of $50,000 of the remaining deposit, the Company has established an allowance of the amount due from CETA at September 30, 2020, due to the uncertainty of collection. See Note 9-Commitments, Contingencies and Related-Party Transactions.

9. COMMITMENTS, CONTINGENCIES AND RELATED-PARTY TRANSACTIONS

Litigation

Arbitration of Employment Claim.

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer claiming that the Company breached his employment agreement. The Company intends to vigorously contest this matter and believes these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. The Company believes it is probable that it will incur future defense costs in this matter and has accrued $100 thousand at September 30, 2020, representing the amount of the Company’s responsibility for costs under the insurance policy.

As of September 30, 2020 all litigation as described below involving the Company, its former Chief Executive Officer, David Veltri and APEG II and its general partner, APEG Energy II, GP (together with APEG II, “APEG”) has been dismissed. As of September 30, 2020, APEG II held approximately 40% of the Company’s outstanding common stock, is the holder of its secured promissory note and was the secured lender under the Company’s credit facility, prior to its maturity on July 30, 2019.

APEG II Litigation

On February 14, 2019, the Company’s board of directors (the Board”) (only one member of which remained on the Board following the Company’s 2019 Annual Meeting of Shareholders held on December 10, 2019) received a letter from APEG II urging the Company to establish a seven-person, independent board of directors, establish a corporate business plan and reduce its corporate general and administrative expenses. APEG II is the Company’s largest shareholder, owning approximately 40% of its outstanding common stock, and, as of September 30, 2020, was the secured lender under its secured promissory note.

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

On July 30, 2020, the Company, filed a Notice of Voluntary Dismissal of its lawsuit against Mr. Veltri. All matters related to the Texas litigation were dismissed in August 2020.

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

On April 30, 2019, the Audit Committee took over the control of the defense of the Company, prosecution of its claims against APEG II, and filed third-party claims on behalf of the Company against Mr. Veltri and Mr. Hoffman, at the time a director of the Company, asserting that Mr. Veltri was responsible for any damages that APEG II claimed, including attorneys’ fees, and that Mr. Veltri and Mr. Hoffman should be removed from the Board. On May 22, 2019, the Company and APEG II entered into a settlement agreement with Mr. Hoffman, pursuant to which Mr. Hoffman agreed to resign from the Board and committees thereof, and the Company agreed to pay up to $50,000 of his legal fees incurred. Further, the Company released Mr. Hoffman from any claims related to the Texas Litigation, APEG II released the Company from any claims that may have been caused by Mr. Hoffman, and Mr. Hoffman released the Company from any and all claims he may have had against the Company and its Board.

In the Colorado Litigation, the United States District Court for the District of Colorado (“the Colorado Federal Court”) granted interim preliminary injunctive relief to APEG II against Mr. Veltri, holding that Mr. Veltri, without authorization, continued to hold himself out to be, and continued to act as, the Company’s President and Chief Executive Officer. Pursuant to the Order, Mr. Veltri was preliminarily enjoined from acting as, or holding himself out to be, the Company’s President and/or Chief Executive Officer, pending a trial on the merits. Ryan L. Smith, the Company’s Chief Financial Officer at the time, was appointed temporary custodian of the Company with the charge to act as the Company’s Interim Chief Executive Officer.

On May 30, 2019, the Colorado Federal Court issued a subsequent order (the “Second Order”), appointing C. Randel Lewis as custodian of the Company pursuant to the Wyoming Business Corporation Act and to take over for Mr. Smith in acting as the Company’s Interim Chief Executive Officer and to serve on the Board as Chairman. The Second Order noted that the primary purpose of having Mr. Lewis serve as custodian was to resolve the Board deadlock regarding Mr. Veltri’s termination. Pursuant to the Second Order, Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace Mr. Hoffman. On June 13, 2019, Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the 2019 annual meeting of the Company’s shareholders, which was held on December 10, 2019. Following such annual meeting, the Board appointed Ryan L. Smith to serve as the Company’s Chief Executive Officer, replacing Mr. Lewis in that role. Following the annual meeting, the Colorado Federal Court also discharged Mr. Lewis from serving as custodian, Interim Chief Executive Officer and as a member of the Board.

On May 20, 2020, the Colorado Litigation was dismissed.

10. PREFERRED STOCK

The Company’s articles of incorporation authorize the issuance of up to 100,000 shares of preferred stock, $0.01 par value. Shares of preferred stock may be issued with such dividend, liquidation, voting and conversion features as may be determined by the Board without shareholder approval. The Company has designated 50,000 shares of Series P preferred stock of which none are outstanding.

On February 12, 2016, the Company issued 50,000 shares of then newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan,. The Preferred Stock was issued in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at a value of $40 per share for an aggregate of $2 million. The Preferred Stock liquidation preference, initially $2 million, increases by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock may initially be converted into 1.33 shares of common stock (the “Conversion Rate”) for an aggregate of 66,667 shares. The Conversion Rate is subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At September 30, 2020 and December 31, 2019, the aggregate number of shares of common stock issuable upon conversion is 79,334 shares, which is the maximum number of shares issuable upon conversion.

The Preferred Stock is senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution will be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend has been declared and paid on the Preferred Stock on an as-converted basis. The Preferred Stock does not vote with the Company’s common stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Preferred Stock have the right to approve specified matters as set forth in the certificate of designation and have the right to require the Company to repurchase the Preferred Stock in the event of a change of control, which has not been triggered as of September 30, 2020. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provides MEM rights to certain information and Board observer rights. MEM has agreed that it, along with its affiliates, will not acquire more than 16.86% of the Company’s issued and outstanding shares of common stock.

11. SHAREHOLDERS’ EQUITY

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, for a period of five years from the final closing date of June 21, 2017. The warrants include anti-dilution rights. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance was $1.24 million, with the remaining $0.08 million being attributed to common stock. On September 29, 2020, the Company received proceeds of $565 thousand related to the exercise of warrants to purchase 50,000 shares of common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $137 thousand and $73 thousand at September 30, 2020 and December 31, 2019, respectively

Pursuant to the original warrant agreement, as a result of common stock issuances made during the year ended December 31, 2018, the warrant exercise price was reduced from $20.50 to $11.30 per share. The warrant exercise price was further reduced to $5.25 as a result of the registered direct offering of 315,810 shares of common stock which was completed on October 2, 2020 (See Note 16 Subsequent Events).

Stock Options

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

Total stock-based compensation expense related to stock options was $0 and $26 thousand for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, all stock options had vested. During the nine months ended September 30, 2020 and 2019, no stock options were granted, exercised, or forfeited. During the nine months ended September 30, 2020 stock options to purchase 166 shares expired. Presented below is information about stock options outstanding and exercisable as of September 30, 2020 and December 31, 2019. All shares and prices per share have been adjusted for the Reverse Stock Split.

	September 30, 2020		December 31, 2019
	Shares	Price	Shares	Price

Stock options outstanding	31,367	$64.78	31,533	$66.04

Stock options exercisable	31,367	$64.78	31,533	$66.04

The following table summarizes information for stock options outstanding and for stock options exercisable at September 30, 2020:

Options Outstanding					Options Exercisable
	Exercise Price		Weighted	Remaining		Weighted
Number of	Range		Average Exercise	Contractual Term	Number of	Average Exercise
Shares	Low	High	Price	(years)	Shares	Price

16,500	$7.03	$11.60	$10.00	7.3	16,500	$10.00
10,622	90.00	124.80	106.20	3.6	10,622	106.20
2,913	139.20	171.00	147.39	1.7	2,913	147.39
1,332	226.20	251.40	232.48	3.2	1,332	232.48

31,367	$7.20	$251.40	$64.78	5.2	31,367	$64.78

In January 2020, the Company granted 48,000 restricted shares to the Company’s Chief Executive Officer, of which 24,000 shares vest after one year and 24,000 vest after two years. In addition, the Company granted a total of 28,000 restricted shares to members of the Board, which vest on January 28, 2021. For the nine months ended September 30, 2020, the Company recognized $170 thousand in stock compensation expense related to these restricted stock grants. At September 30, 2020, the unrecognized expense related to the restricted stock grants was $202 thousand.

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

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations as of September 30, 2020 and December 31, 2019:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(in thousands)
Balance, beginning of year	$819	$939
Accretion	23	22
Sold/Plugged	(12)	(130)
New drilled wells	-	2
Change in discount rate	-	(14)
Liabilities incurred for acquisition of New Horizon wells	163	-
Liabilities incurred for acquisition of FieldPoint wells	236	-
Balance, end of period	$1,229	$819

13. INCOME TAXES

The Company estimated the applicable effective tax rate expected for the full fiscal year. The Company’s effective tax rate used to estimate income taxes on a current year-to-date basis is 0% for both the three and nine months ended September 30, 2020 and 2019.

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

Deferred tax assets (“DTAs”) are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. We review our DTAs and valuation allowance on a quarterly basis. As part of our review, we consider positive and negative evidence, including cumulative results in recent years. Consistent with the position at December 31, 2019, the Company maintains a full valuation allowance recorded against all DTAs. The Company, therefore, had no recorded DTAs as of September 30, 2020. We anticipate that we will continue to record a valuation allowance against our DTAs in all jurisdictions until such time as we are able to determine that it is “more-likely-than-not” that those DTAs will be realized.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the three and nine months ended September 30, 2020 and 2019, no adjustments were recognized for uncertain tax positions.

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

14. EARNINGS (LOSS) PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Convertible Preferred Stock, and unvested shares of restricted common stock. When the Company recognizes a net loss attributable to common shareholders, as was the case for the three and nine-month periods ended September 30, 2020 and 2019, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands except per share data)
Net loss	$(1,713)	$(281)	$(5,670)	$(246)
Accrued dividend on Series A preferred stock	(107)	(95)	(310)	(273)
Loss applicable to common shareholders	$(1,820)	$(376)	$(5,980)	$(519)
Basic weighted average common shares outstanding	1,400	1,341	1,387	1,341
Dilutive effect of potentially dilutive securities	-	-	-	-
Diluted weighted average common shares outstanding	1,400	1,341	1,387	1,341

Basic net loss per share	$(1.30)	$(0.28)	$(4.31)	$(0.39)
Diluted net loss per share	$(1.30)	$(0.28)	$(4.31)	$(0.39)

The following table presents the weighted-average common share equivalents excluded from the calculation of diluted loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	32	32	32	32
Restricted stock	76	-	69	-
Warrants	100	100	100	100
Series A preferred stock	79	79	79	79
Total	287	211	280	211

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

Warrant Valuation

The warrants contain a dilutive issuance and other provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants. The Company worked with a third-party valuation expert to estimate the value of the warrants at September 30, 2020 and December 31, 2019 using a Lattice model, with the following observable and unobservable inputs:

	September 30, 2020	December 31, 2019

Number of warrants outstanding	50,000	100,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$5.25	$11.30
Beginning share price	$5.00	$3.00
Dividend yield	0%	0%
Average volatility rate (1)	115%	80%
Probability of down-round event (2)	50%	25%
Risk free interest rate	0.13%	1.59%

(1)	The average volatility represents the Company’s 2-year volatility measurement, the observed volatility of our peer group over a similar period, and the stock market volatility as of the valuation date.
(2)	Represents the estimated probability of a future down-round event during the remaining term of the warrants.

At September 30, 2020, the Company used the average value calculated by the Lattice model of $137 thousand with a range from $135 thousand to $ 143 thousand. At December 31, 2019, the Company used the average value of $73 thousand with a range from $60 thousand to $120 thousand. An increase in any of the inputs would cause an increase in the fair value of the warrants. Likewise, a decrease in any input would cause a decrease in the fair value of the warrants.

Marketable Equity Securities Valuation

The fair value of marketable equity securities is based on quoted market prices obtained from independent pricing services. The Company acquired its investment in Anfield Energy, Inc. (“Anfield”) as consideration for sales of certain mining operations. Anfield is traded on the TSX Venture Exchange, an active market under the trading symbol AEC:TSXV and has been classified as Level 1. On July 22, 2020, the Company entered into a share purchase agreement to sell 1,210,455 common shares of the Company’s holdings in Anfield for approximately $45 thousand. Following the sale, the Company owns 2,420,910 shares in Anfield.

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

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Current Assets:
Marketable Equity Securities	$109	$-	$-	$109	$307	$-	$-	$307

Non-current Liabilities:
Warrants	$-	$-	$137	$137	$-	$-	$73	$73

The following table presents a reconciliation of our Level 3 warrants measured at fair value

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
	(in thousands)
Fair value liabilities of Level 3 instruments beginning of period	$73	$425

Net loss (gain) on warrant valuation	64	(352)
	-
Fair value liabilities of Level 3 instruments end of period	$137	$73

16. SUBSEQUENT EVENTS

Registered Direct Offering

On October 2, 2020, we closed a registered direct offering of 315,810 shares of our common stock, at $5.25 per share, for aggregate gross proceeds of approximately $1,658,000, before deducting the placement agent fees and related offering expenses. The net proceeds from the offering were approximately $1,523,500. The Offering was the result of a Securities Purchase Agreement (the “Purchase Agreement”) the Company had entered into on September 30, 2020 with certain institutional investors (the “Purchasers”) The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers, and customary indemnification rights and obligations of the parties. Until the twelve month anniversary of the closing of the Offering, the Company is required to offer each of the Purchasers the right to participate in an amount up to 50% of any subsequent financing transaction undertaken by the Company at the offering price of the subsequent financing transaction. Additionally, each of the officers and directors of the Company pursuant to lock-up agreements agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 180-day period following the closing of the Offering.

Acquisition of Newbridge Properties

On November 9, 2020, the Company, through its wholly-owned subsidiary New Horizon entered into a Purchase and Sale Agreement (“PSA”) to acquire certain assets from Newbridge Resources LLC (“Newbridge”). The transaction, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2020. The assets include acreage and operated producing properties in Liberty County, Texas (the “Newbridge Properties”). The Newbridge Properties also consist of approximately 680 net acres located primarily in Liberty County, Texas which are 100% held by production, and which average a 100% working interest and 86% net revenue interest. The consideration payable by the Company for the Newbridge Properties will consist of $250,000 in shares of U.S. Energy restricted common stock (the “Newbridge Acquisition” and the “Purchase Price”). The number of shares issuable will equal the Purchase Price divided by the lesser (i.e., the calculation which results in the greatest number of shares) of (a) the closing sales price of the Company’s common stock as traded on The NASDAQ Capital Market on the day prior to the closing; and (b) the volume weighted average price of the Company’s common stock, as traded on The NASDAQ Capital Market, for the 15 trading days immediately prior to the closing date of the PSA. The effective date of the Acquisition will be November 1, 2020.

Underwritten Offering

On November 16, 2020, we closed an underwritten offering of an aggregate of 1,150,000 shares of our common stock at a public offering price of $3.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount, the underwriters’ fees and expenses and our estimated offering expenses, are expected to be approximately $3.0 million. We intend to use the net proceeds from this offering for general corporate purposes, capital expenditures, working capital, and potential acquisitions of oil and gas properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in and incorporated by reference into this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “will”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Form 10-Q include statements regarding our expected future revenue, income, production, liquidity, cash flows, reclamation and other liabilities, expenses and capital projects, future capital expenditures and future transactions. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those associated with our ability to find oil and natural gas reserves that are economically recoverable, the volatility of oil, natural gas liquids and natural gas prices, declines in the values of our properties that have resulted in and may in the future result in additional ceiling test write downs, our ability to replace reserves and sustain production, our estimate of the sufficiency of our existing capital sources, our ability to raise additional capital to fund cash requirements for our participation in oil and gas properties and for future acquisitions, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions or dispositions and in projecting future rates of production or future reserves, the timing of development expenditures and drilling of wells, hurricanes and other natural disasters and the operating hazards attendant to the oil and gas and minerals businesses, and the effects of COVID-19, including decreases in the price of oil and gas associated therewith and potential rescissions caused thereby and the governmental actions implemented to stop the spread of such virus.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “U.S. Energy”, and “U.S. Energy Corp.” refer specifically to U.S. Energy Corp. and its consolidated subsidiaries

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Bbl” refers to one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons;

●	“BOE” refers to barrels of oil equivalent, determined using the ratio of one Bbl of crude oil, condensate or natural gas liquids, to six Mcf of natural gas;

●	“Bopd” refers to barrels of oil day;

●	“Mcf” refers to a thousand cubic feet of natural gas;

●	“Mcfe” means 1,000 cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids

●	“NGL” refers to natural gas liquids;

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“WTI” means West Texas Intermediate.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0000101594) and on the “Investors – SEC Filings” page of our website at https://usnrg.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

General Overview

U.S. Energy Corp. - is a Wyoming corporation organized in 1966. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our business activities are currently focused in South Texas, the Williston Basin in North Dakota, Lea County in New Mexico and Converse County in Wyoming.

We have historically explored for and produced oil and natural gas through a non-operator business model. As a non-operator, we rely on our operating partners to propose, permit, drill, complete and produce oil and natural gas wells. Before a well is drilled, the operator provides all oil and natural gas interest owners in the designated well the opportunity to participate in the drilling and completion costs and revenues of the well on a pro-rata basis. Our operating partners also produce, transport, market and account for all oil and natural gas production. With recent acquisitions of New Horizon Resources and certain FieldPoint Petroleum wells we now operate a small portion of our production.

Recent Developments

On September 25, 2020, we acquired certain operated and non-operated producing properties primarily located in Lea County, New Mexico and Converse County, Wyoming. The acquired properties consist of select upstream assets of FieldPoint Petroleum Corporation (“FieldPoint”) and were acquired pursuant to FieldPoint’s Chapter 7 bankruptcy process (the “FieldPoint Properties”). The purchase price for the FieldPoint Properties was $500,000, which was paid in cash. We entered into a $375 thousand secured promissory note with APEG Energy II LP, which entity Patrick E. Duke, a director of the Company, has shared voting power and shared investment power over (“APEG II”) (the “Note”). The Note accrues interest at 10% per annum and matures on September 24, 2021. The Note is secured by the Company’s wholly owned subsidiary, Energy One’s oil and natural gas producing properties. In the event that the Note is repaid prior to the maturity date there is a prepayment penalty of 10% of the principal amount of the Note less accrued interest. At September 30, 2020, APEG II held approximately 40% of the Company’s outstanding common stock.

On October 2, 2020, we closed a registered direct offering of 315,810 shares of our common stock, at $5.25 per share, for aggregate gross proceeds of approximately $1,658,000, before deducting the placement agent fees and related offering expenses. The net proceeds from the offering were approximately $1,523,500. The Offering was the result of a Securities Purchase Agreement (the “Purchase Agreement”) the Company had entered into on September 30, 2020 with certain institutional investors (the “Purchasers”) The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers, and customary indemnification rights and obligations of the parties. Until the twelve month anniversary of the closing of the Offering, the Company is required to offer each of the Purchasers the right to participate in an amount up to 50% of any subsequent financing transaction undertaken by the Company at the offering price of the subsequent financing transaction. Additionally, each of the officers and directors of the Company pursuant to lock-up agreements agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 180-day period following the closing of the Offering.

On November 9, 2020, U.S. Energy Corp., through its wholly-owned subsidiary New Horizon entered into a Purchase and Sale Agreement (“PSA”) to acquire certain assets from Newbridge Resources LLC (“Newbridge”). The transaction, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2020. The assets include acreage and operated producing properties in Liberty County, Texas (the “Newbridge Properties”). The Newbridge Properties also consist of approximately 680 net acres located primarily in Liberty County, Texas which are 100% held by production, and which average a 100% working interest and 86% net revenue interest. The consideration payable by the Company for the Newbridge Properties will consist of $250,000 in shares of U.S. Energy restricted common stock (the “Acquisition” and the “Purchase Price”). The number of shares issuable will equal the Purchase Price divided by the lesser (i.e., the calculation which results in the greatest number of shares) of (a) the closing sales price of U.S. Energy’s common stock as traded on The NASDAQ Capital Market on the day prior to the closing; and (b) the volume weighted average price of U.S. Energy’s common stock, as traded on The NASDAQ Capital Market, for the 15 trading days immediately prior to the closing date of the PSA (as applicable, the “Newbridge Shares”). The effective date of the Acquisition was November 1, 2020.

On November 16, 2020, we closed an underwritten offering of an aggregate of 1,150,000 shares of our common stock at a public offering price of $3.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount, the underwriters’ fees and expenses and our estimated offering expenses, are expected to be approximately $3.0 million. We intend to use the net proceeds from this offering for general corporate purposes, capital expenditures, working capital, and potential acquisitions of oil and gas properties.

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

Additionally, the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity have caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas beginning in the first quarter of 2020, which negatively affected our results of operations and cash flows. These conditions have persisted throughout the second and third quarters and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

At September 30, 2020, we performed an impairment review resulting in the Company recording an additional ceiling test write down of $1.1 million due to the effect lower crude oil prices had on the value of its proved reserves. In the calculation of the ceiling test as of September 30, 2020, the Company used $43.40 per barrel for oil and $1.97 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended September 30, 2020. If depressed prices for crude oil continue, it is likely that the Company will experience additional ceiling test write-downs in 2020 and 2021 as higher prices from earlier quarters in 2019 and the first quarter of 2020 used in the calculation of the average price are replaced with the more recent lower priced quarters.

Legal Proceedings

In July 2020, we received a request for arbitration from our former Chief Executive Officer claiming that we breached his employment agreement. We intend to vigorously contest this matter and believe these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. We have insurance for these types of claims and have reported the request for arbitration to our insurance carrier. We believe it is probable that we will incur future defense costs in this matter and have accrued $100 thousand at September 30, 2020, representing the amount of the Company’s responsibility for costs under the insurance policy.

APEG II, which entity Patrick E. Duke, a director of the Company has shared voting power and shared investment power over, is our largest shareholder holding approximately 40% of our outstanding common stock, and its general partner, APEG Energy II, GP (together with APEG II, “APEG”), were involved in litigation with us and our former Chief Executive Officer, David Veltri. On July 29, 2020 APEG filed a Notice of Voluntary Dismissal in their lawsuit against us and Mr. Veltri and on July 30, 2020, we filed a Notice of Voluntary Dismissal in our Lawsuit against Mr. Veltri. The litigation was formally dismissed in August 2020. For more detail regarding such litigation, please see the sections Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I-Financial Information- Item 1. Financial Statements of this report.

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

Recently Issued Accounting Standards

Please refer to the section entitled Recently Adopted Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information on recently adopted accounting standards.

Results of Operations

Comparison of our Statements of Operations for the Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, we recorded a net loss of $1,713 thousand as compared to a net loss of $281 thousand for the three months ended September 30, 2019. In the following sections we discuss our revenue, operating expenses and non-operating income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the three months ended September 30, 2020 and 2019 (dollars in thousands, except average sales prices):

	Three months ended September 30,		Change
	2020	2019	Amount	Percent

Revenue:
Oil	$362	$1,571	$(1,209)	-77%
Gas	39	62	(23)	-37%

Total	$401	$1,633	$(1,232)	-75%

Production quantities:
Oil (Bbls)	10,354	28,266	(17,912)	-63%
Gas (Mcf)	18,591	37,978	(19,387)	-51%
BOE	13,453	34,596	(21,143)	-61%

Average sales prices:
Oil (Bbls)	$34.96	$55.58	$(20.62)	-37%
Gas (Mcf)	2.10	1.63	0.47	29%
BOE	$29.81	$47.20	$(17.39)	-37%

The decrease in our oil and gas revenue of $1,232 thousand for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was due to a decrease in oil production of 63% and decrease in the realized price received for our oil production of 37%. The decline in oil prices is primarily due to reduced demand on a global basis beginning in mid-March 2020 as a result of the COVID-19 pandemic. In addition, our oil price differential widened, particularly for our North Dakota properties where the differential from WTI increased to $6.40 per barrel as compared to $4.37 per barrel in the comparable period in 2019. The decrease in oil production volumes is primarily the result of operators shutting in production on our North Dakota properties as a response to low oil prices and the production declines from our South Texas wells drilled in late 2018 and early 2019.

For the three months ended September 30, 2020, we produced 13,453 BOE, or an average of 146 BOE per day, as compared to 34,596 BOE or 376 BOE per day during the comparable period in 2019. This decrease was mainly attributable to North Dakota operators shutting in production as the result of low prices and the production declines from the previously mentioned South Texas wells.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,		Change
	2020	2019	Amount	Percent

Production taxes	$30	$107	$(77)	-72%
Lease operating expense	290	410	(120)	-29%

Total	$320	$517	$(197)	-38%

For the three months ended September 30, 2020, production taxes decreased by $77 thousand, or 72%, compared to the comparable period in 2019. This decrease was primarily attributable to the decrease in oil revenues. For the three months ended September 30, 2020, lease operating expenses decreased by $120 thousand when compared to the three months ended September 30, 2019 due to cost cutting measures enacted due to low commodity prices and reduced field activity.

Depreciation, Depletion and Amortization. Our depreciation, depletion and amortization (“DD&A”) rate for the three months ended September 30, 2020 was $5.32 per BOE compared to $5.04 per BOE for the three months ended September 30, 2019. For the most recently completed quarter, our depletion rate was impacted by the reduction in reserve quantities, primarily due to pricing revisions. Our DD&A rate can fluctuate because of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. For the three months ended September 30, 2020 we recorded impairment of $1.1 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. For the three months ended September 30, 2019 there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,		Change
	2020	2019	Amount	Percent

Compensation and benefits, including directors	$365	$177	$188	106%
Professional fees, insurance and other	242	812	(570)	-70%

Total	$607	$989	$(382)	-39%

General and administrative expenses decreased by $382 thousand during the three-month period ended September 30, 2020 as compared to the prior year period primarily due to a reduction in professional fees. The decrease was primarily attributable to a reduction in legal fees of $239 thousand. In the prior year period, we incurred legal costs of $104 thousand primarily as a result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. Accounting fees also decreased $324 thousand for the three months ended September 30, 2020 when compared to the prior year period due to fees related to the forensic accounting investigation in the prior year period. These decreases in professional fees were partially offset by an increase in compensation and benefits of $188 thousand due to the amortization of stock-based compensation awards granted to our Chief Executive Officer and members of our Board in January 2020 and an incentive-based compensation accrual of $150 thousand.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30,		Change
	2020	2019	Amount	Percent

Loss on marketable equity securities	$(32)	$(240)	208	87%
Warrant revaluation gain (loss)	55	(23)	78	339%
Rental property loss, net	(5)	(16)	11	69%
Other income	26	50	(24)	-48%
Interest, net	(1)	1	(2)	-200%

Total other income (expense)	$43	$(228)	$271	119%

For the three months ended September 30, 2020 we recognized an unrealized loss on marketable equity securities of $32 thousand as compared to a loss of $240 thousand for the comparable period of 2019. The unrealized losses represent the decline in value of our investment in Anfield. In July 2020, we sold 1,210,455 shares of Anfield, representing one-third of our total investment, for proceeds of $45 thousand. We expect to sell the remaining shares in the fourth quarter of 2020 and the first quarter of 2021.

For the three months ended September 30, 2020, we recognized a warrant revaluation gain of $55 thousand as compared to a loss of $23 thousand during the three months ending September 30, 2019. The gain for the three months ended September 30, 2020 was attributable to a decrease in the warrant liability primarily due to an exercise of 50,000 of the 100,000 outstanding warrants during the period, which was partially offset by an increase in the liability due to an increase in the value of our common stock at September 30, 2020.

For the three months ending September 30, 2020 we recognized a loss on rental property. The loss represents rental expenses in excess of rental income related to our Riverton, Wyoming office building. We have entered into an agreement with a large national commercial broker to sell the office building.

In 2018, due to uncertainty of collection, we wrote off a receivable of $374 thousand related to a refundable deposit for a transaction that was not completed. For the three months ended September 30, 2020, we recovered $25 thousand of the receivable. For the three months ended September 30, 2019 we recovered $50 thousand related to the recovery of the same receivable. The total amounts of the receivable collected through September 30, 2020 is $250 thousand. See Note 7-Write-Off of Deposit in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Interest, net represents the interest related to our insurance premium finance note net of interest earned on cash balances on deposit at our bank.

Comparison of our Statements of Operations for the Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, we recorded a net loss of $5,670 thousand as compared to a net loss of $246 thousand for the nine months ended September 30, 2019. In the following sections we discuss our revenue, operating expenses and non-operating income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue. Presented below is a comparison of our oil and gas sales, production quantities and average sales prices for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except average sales prices):

	Nine months ended September 30,		Change
	2020	2019	Amount	Percent

Revenue:
Oil	$1,418	$4,746	$(3,328)	-70%
Gas	95	320	(225)	-70%

Total	$1,513	$5,066	$(3,553)	-70%

Production quantities:
Oil (Bbls)	42,369	83,006	(40,637)	-49%
Gas (Mcf)	72,025	151,381	(79,356)	-52%
BOE	54,373	108,236	(53,863)	-50%

Average sales prices:
Oil (Bbls)	$33.47	$57.18	$(23.71)	-42%
Gas (Mcf)	1.31	2.11	(0.80)	-38%
BOE	$27.82	$46.81	$(18.99)	-41%

The decrease in our oil and gas revenue of $3,553 thousand for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was due primarily to a decrease in oil production of 49% and decrease in the realized price received for our oil production of 42%. The decline in oil prices is primarily due to reduced demand on a global basis beginning in mid-March 2020 as a result of the COVID-19 pandemic. In addition, our oil price differential widened significantly, particularly for our North Dakota properties where the differential from WTI increased to $7.08 per barrel as compared to $4.37 per barrel in the comparable period in 2019. The decrease in oil production quantities is the result of operators shutting in production in our North Dakota properties beginning in April 2020 as a response to low oil prices, and the production declines from our South Texas wells, which were drilled in late 2018 and early 2019.

For the nine months ended September 30, 2020, we produced 54,373 BOE, or an average of 198 BOE per day, as compared to 108,236 BOE or 396 BOE per day during the comparable period in 2019. This decrease was mainly attributable to North Dakota operators shutting in production as the result of low prices and the production declines from the previously mentioned South Texas wells.

Oil and Gas Production Costs. Presented below is a comparison of our oil and gas production costs for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2019	Amount	Percent

Production taxes	$110	$323	$(213)	-66%
Lease operating expense	1,032	1,348	(316)	-23%

Total	$1,142	$1,671	$(529)	-32%

For the nine months ended September 30, 2020, production taxes decreased by $213 thousand, or 66%, as compared to the comparable period in 2019. This decrease was primarily attributable to the decrease in oil revenues, which decreased by 70% compared to 2019. For the nine months ended September 30, 2020, lease operating expenses decreased by $316 thousand when compared to the nine months ended September 30, 2019 as the result of operators shutting in production, cost cutting measures enacted due to low commodity prices and reduced field activity.

Depreciation, Depletion and Amortization. Our DD&A rate for the nine months ended September 30, 2020 was $5.05 per BOE, compared to $4.90 per BOE for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, our depletion rate was impacted by a reclassification of $2.1 million of our unevaluated properties and the reduction in reserve quantities at September 30, 2020, primarily due to pricing revisions. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. For the nine months ended September 30, 2020 we recorded an impairment of $2.9 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. For the nine months ended September 30, 2019, there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2019	Amount	Percent

Compensation and benefits, including directors	$884	$655	$229	35%
Professional fees, insurance and other	662	2,434	(1,772)	-73%
Bad debt expense	-	28	(28)	100%

Total	$1,546	$3,117	$(1,571)	-50%

General and administrative expenses decreased by $1,571 thousand for the nine-month period ended September 30, 2020 as compared to the nine-month period ended September 30, 2019 due to a reduction in professional fees. The decrease was primarily attributable to a reduction in legal fees of $1,421 thousand, including the removal of $250 thousand for litigation settlement accruals. The APEG litigation was dismissed in August 2020, without us incurring certain estimated legal costs. Also included in legal fees during the period is an accrual of $100 thousand for a claim from a former employee that will go to arbitration. In the prior year’s period, we incurred legal costs of $1,281 thousand, primarily as the result of the APEG II litigation. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report. Compensation and benefits increased $229 thousand due to amortization of stock-based compensation awards granted to our Chief Executive Officer and directors in January 2020 of $170 thousand and an accrual for 2020 bonuses of $225 thousand. These increases were partially offset by a reduction in salary expense due to lower headcount.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2019	Amount	Percent

Loss on real estate held for sale	(651)	-	(651)	-%
Impairment of real estate	(403)	-	(403)	-%
Unrealized loss on marketable equity securities	(153)	(235)	82	35%
Warrant revaluation (loss) gain	(65)	219	(284)	-130%
Rental property loss	(40)	(39)	(1)	-3%
Other income	54	100	(46)	-46%
Interest, net	(3)	(19)	16	84%

Total other income (expense)	$(1,261)	$26	$(1,287)	-4950, %

During the nine months ended September 30, 2020 we reclassified our Riverton, Wyoming office building and the related parcel of land to real estate held for sale. Concurrent with the reclassification we recognized a $651 thousand loss to adjust the carrying amount of the land and building to its estimated fair value of $725 thousand. See Note 3—Real Estate Held for Sale in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

During the nine months ended September 30, 2020 we recorded impairment of $403 thousand related to three land parcels totalling 13.85 acres that we own in Riverton, Wyoming, which are not currently offered for sale.

During the nine months ended September 30, 2020 we recognized an unrealized loss on marketable equity securities of $153 thousand as compared to an unrealized loss of $235 thousand for the comparable period of 2019. The unrealized loss represents the decline in value of our investment in Anfield Energy Inc. In July 2020, we sold 1,210,455 shares, representing one-third of our total investment for proceeds of $45 thousand. We expect to sell the remaining shares in the fourth quarter of 2020.

During the nine months ended September 30, 2020, we recognized a warrant revaluation loss of $65 thousand as compared to a gain of $219 thousand during the nine months ended September 30, 2019. The loss during the nine months ended September 30, 2020 was attributable to an increase in the warrant liability, primarily as a result of the increase in the value of our common stock, which was partially offset an exercise of 50,000 of the 100,000 outstanding warrants during the period.

In 2018, due to uncertainty of collection, we wrote off a receivable of $374 thousand related to a refundable deposit for a transaction that was not completed. During the nine months ended September 30, 2020, we recovered $50 thousand of the receivable. During the nine months ended September 30, 2019 we recovered $100 thousand related to the recovery of the same receivable. The total amounts of the receivable collected through September 30, 2020 is $250 thousand. See Note 7-Write-Off of Deposit in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Interest, net decreased by $16 thousand during the nine months ended September 30, 2020 compared to the comparable period in 2019. The decrease was attributable to the reduction in the principal balance of our credit facility, which was repaid in full on March 1, 2019.

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

The following table provides reconciliations of income (loss) from continuing operations to adjusted EBITDAX for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Loss from continuing operations (GAAP)	$(5,670)	$(246)
Depreciation, depletion, accretion and amortization	291	550
Impairment of oil and gas properties	2,943	-
Loss on real estate held for sale	651	-
Impairment of real estate	403	-
Loss on marketable equity securities	153	235
Loss (gain) on warrant revaluation	65	(219)
Stock-based compensation expense	170	35
Interest, net	3	19

Adjusted EBITDAX (Non-GAAP)	$(991)	$374

Liquidity and Capital Resources

The following table sets forth certain measures of our liquidity as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	Change
	(in thousands)
Cash and equivalents	$1,039	$1,532	$(493)
Working capital (1)	802	1,470	(668)
Total assets	9,606	13,467	(3,195)
Total shareholders’ equity	4,598	9,210	(3,793)

Select Ratios:
Current ratio (2)	1.5 to 1.0	2.2 to 1.0

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.

As of September 30, 2020, we had working capital of $802 thousand compared to working capital of $1,470 thousand as of December 31, 2019, a decrease of $668 thousand. This decrease was primarily attributable to cash used in operating activities of $549 thousand and cash payments of $183 thousand for the acquisition of New Horizon, including repayment of its credit facility and the cash payment of $529 thousand for the acquisition of certain assets from FieldPoint which were partially offset by the reclassification of real estate held for sale of $725 thousand.

As of September 30, 2020, we had cash and cash equivalents of $1,039 thousand and accounts payable and accrued liabilities of $1,145 thousand. As of November 5, 2020, we had cash and cash equivalents of approximately $2,415 thousand and accounts payable and accrued liabilities of approximately $690 thousand.

In early March 2020, the New York Mercantile Exchange (NYMEX) WTI crude oil price decreased significantly and although it has increased to $38.49 per barrel as of November 5, 2020, it remained historically low for much of the three-month period ended September 30, 2020. Currently, we do not have any commodity derivative contracts in place to mitigate the effect of lower commodity prices on our revenues. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Lower crude prices could also affect the realizability of our oil and gas properties. For the three and nine months ended September 30, 2020 we recorded ceiling test write-downs of $1.1 million and 2.9 million, respectively. In the calculation of the ceiling test as of September 30, 2020, we used $43.40 per barrel for oil and $1.97 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of our producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended September 30, 2020. If depressed prices for crude oil continue, it is likely that the Company will experience additional ceiling test write-downs in 2020 and 2021 as higher prices from earlier quarters in 2019 and the first quarter of 2020, used in the calculation of the average price, are replaced with the more recent lower priced quarters.

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. In 2020, the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The Company determined that the realizable value of the building was in the range of $700 thousand to $900 thousand. A special committee of the Board was formed to evaluate the sales process and ultimately recommend any action to the Board regarding any potential action. During the three months ended September 30, 2020 we entered into an agreement with a large national commercial broker to sell the building.

In July 2020, we sold 1,210,455 shares of our investment in Anfield Energy Inc. and received proceeds of approximately $45 thousand. The sale represented one-third of our total investment in Anfield. We intend to dispose of the remaining shares during the fourth fiscal quarter of 2020.

On October 2, 2020 the Company closed on a registered direct offering (the “Offering”) of 315,810 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at $5.25 per share, for aggregate gross proceeds of approximately $1,658,000, before deducting the placement agent fees and related offering expenses. The net proceeds from the offering were approximately $1,523,500. The Offering was the result of a Securities Purchase Agreement (the “Purchase Agreement”) the Company had entered into on September 30, 2020 with certain institutional investors (the “Purchasers”) The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers, and customary indemnification rights and obligations of the parties. Until the twelve month anniversary of the closing of the Offering, the Company is required to offer each of the Purchasers the right to participate in an amount up to 50% of any subsequent financing transaction undertaken by the Company at the offering price of the subsequent financing transaction. Additionally, each of the officers and directors of the Company pursuant to lock-up agreements agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 180-day period following the closing of the Offering.

On November 16, 2020, we closed an underwritten offering of an aggregate of 1,150,000 shares of our common stock at a public offering price of $3.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount, the underwriters’ fees and expenses and our estimated offering expenses, are expected to be approximately $3.0 million. We intend to use the net proceeds from this offering for general corporate purposes, capital expenditures, working capital, and potential acquisitions of oil and gas properties

If we have needs for financing in 2020, alternatives that we will consider would potentially include entering into a reserve-based credit facility, selling all or a partial interest in our oil and natural gas assets, issuing shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best meet our financial objectives.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(549)	$297	$(846)
Investing activities	(665)	(122)	(543)
Financing activities	721	(1,130)	1,851

Operating Activities. Cash used in operating activities for the nine months ended September 30, 2020 was $549 thousand as compared to cash provided by operating activities $297 thousand for the comparable period in 2019. The increase in cash used in operating activities is mainly attributable to the decrease in revenues of $3,553 thousand, which was partially offset by a decrease in lease operating expenses, production taxes and general and administrative costs of $2,100 thousand.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2019 was $665 thousand as compared to $122 thousand for the comparable period in 2019. The primary use of cash in our investing activities for the nine months ended September 30, 2020 was the acquisition of New Horizon for net cash of $122 thousand and the acquisition of certain assets from FieldPoint for $529 thousand.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2020 was $721 thousand as compared to cash used in financing activities of $1,130 thousand for the comparable period in 2019. The cash provided by financing activities during the nine months ended September 30, 2020 was primarily attributable to cash received in connection with the exercise of warrants of $565 thousand and proceeds from the secured note payable of $375 thousand. These were partially offset by the repayment of $157 thousand on a note payable to finance insurance premiums and repayment of the New Horizon credit facility of $61 thousand. For the nine months ended September 30, 2019 cash used in financing activities included repayment of $937 thousand outstanding under our credit facility and $193 thousand for the repayment of our note payable to finance insurance premiums.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2019 and is in the process of remediating such material weaknesses as of September 30, 2020:

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

Changes in Internal Control over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above. We will also continue to take steps to further improve our disclosure controls and procedures and our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer claiming that the Company breached his employment agreement. The agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. The Company believes it is probable that it will incur future costs in this matter and has accrued $100 thousand at (September) June 30, 2020, representing the amount of the Company’s responsibility for costs under the policy. See Arbitration of Employment Claim in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020, under the heading “Item 1A. Risk Factors”, which are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Annual Report and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report, under “Item 1A. Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

Our success is dependent on the prices of oil and natural gas. Low oil or natural gas prices and the substantial volatility in these prices will adversely affect, and are expected to continue to adversely affect, our business, financial condition and results of operations, and our ability to meet our capital expenditure requirements and financial obligations.

The prices we receive for our oil and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital, and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years. We believe that prices for natural gas experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil and natural gas;
●	the domestic and foreign demand for oil and natural gas;
●	the prices and availability of competitors’ supplies of oil and natural gas;
●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;
●	the price and quantity of foreign imports of oil and natural gas;
●	the impact of U.S. dollar exchange rates on oil and natural gas prices;
●	domestic and foreign governmental regulations and taxes;
●	speculative trading of oil and natural gas futures contracts;
●	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;
●	the availability of refining capacity;
●	the prices and availability of alternative fuel sources;
●	the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in 2020;
●	weather conditions and natural disasters;
●	political conditions in or affecting oil and natural gas producing regions, including the Middle East and South America;
●	the continued threat of terrorism and the impact of military action and civil unrest;
●	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;
●	the level of global oil and natural gas inventories and exploration and production activity;
●	authorization of exports from the United States of liquefied natural gas;
●	the impact of energy conservation efforts;
●	technological advances affecting energy consumption; and
●	overall worldwide economic conditions.

Declines in oil or natural gas prices will reduce not only our revenue but also the amount of oil and natural gas that we, and the operators of our properties, can produce economically. Should natural gas or oil prices remain at current levels for an extended period, our wells, including our non-operated wells, may be forced to be shut-in, and we may be forced to delay some or all of our exploration and development plans for our prospects and cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities. As a result, we will have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition, and results of operations. Due to the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and futures prices of crude oil fell to historic lows during the second quarter of 2020 and remain depressed. Operators in North Dakota’s Williston Basin responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells.

The operators of our Williston Basin wells recently temporarily shut-in such wells to preserve oil and gas reserves for production during a more favorable oil price environment, and while such wells have resumed production, our wells may again be shut-in, should market conditions significantly deteriorate.

In early March 2020, there was a global outbreak of COVID-19 that has resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and remain depressed. Operators in North Dakota’s Williston Basin (including the operators of our wells) responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells. Operators decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce. While our producing wells are shut-in, we do not generate revenues from such wells, and would need to use our cash on hand and funds we receive from borrowings and the sale of equity in order to pay our operating expenses. A continued period of low-priced oil may make it non-economical for our wells to operate, which would have a material adverse effect on our operating results and the value of our assets. We cannot estimate the future price of oil, and as such cannot estimate, when our wells may again be shut-in by their operators.

Our business and operations have been adversely affected by, and are expected to continue to be adversely affected by, the COVID-19 pandemic, and may be adversely affected by other similar outbreaks.

As a result of the COVID-19 pandemic or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, our operations, and those of our subcontractors, customers, and suppliers, have and are anticipated to continue to experience delays or disruptions and temporary suspensions of operations. In addition, our financial condition and results of operations have been and are likely to continue to be adversely affected by the COVID-19 pandemic.

The timeline and potential magnitude of the COVID-19 outbreak are currently unknown. The continuation or amplification of this virus could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and gas. For example, the outbreak of coronavirus has resulted in a widespread health crisis that will adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect our operating results. Other contagious diseases in the human population could have similar adverse effects. In addition, the effects of COVID-19 and concerns regarding its global spread have recently negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas, and has materially and adversely affected the demand for and marketability of our production, and is anticipated to continue to adversely affect the same for the foreseeable future. As the potential impact from COVID-19 is difficult to predict, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, have already negatively affected our first, second, and third-quarter results of operations, due both to decreases in the overall market prices of oil and gas and well shut-ins (provided that all wells previously shut-in during the second quarter are now back online) and are anticipated to have a negative impact on multiple future quarters’ results as well, as a result of various factors including potential further decreases in, or prolonged periods of decreased pricing in, oil and gas, potential further well shut-ins and the possible continued decline in global demand for oil and gas.

We may be forced to write-down material portions of our assets if low oil prices continue.

The COVID-19 pandemic has led to an economic downturn resulting in lower oil prices, and the Company could be required to shut-in some or all of its production in the future should market conditions deteriorate. A continued period of low prices may force us to incur material write-downs of our oil and natural gas properties, which could have a material effect on the value of our properties, and cause the value of our securities to decline in value. For example, at June 30, 2020, we performed an impairment review resulting in the Company recording a ceiling test write-down of $1.8 million due to the effect lower crude oil prices had on the value of its proved reserves. In addition, the Company evaluated its unevaluated property at June 30, 2020, and recorded a reclassification to the depletable base of the full cost pool of $2.1 million related to a reduction in value of certain of its acreage. In the calculation of the ceiling test as of June 30, 2020, the Company used $47.17 per barrel for oil and $2.07 per thousand cubic feet (mcf) for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of the first day of the month prices for oil and natural gas for each month in the twelve-month period ended June 30, 2020. At September 30, 2020, we performed another impairment review resulting in the Company recording a ceiling test write down of $1.1 million due to the effect lower crude oil prices had on the value of its proved reserves. In the calculation of the ceiling test as of September 30, 2020, the Company used $43.40 per barrel for oil and $1.97 per mcf for natural gas (as further adjusted for differentials related to property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%. These prices represent the average of first day of the month prices for oil and natural gas for each month in the twelve-month period ended September 30, 2020. If depressed prices for crude oil continue, it is likely that the Company will experience additional ceiling test write-downs in 2020 and 2021 as higher prices from earlier quarters in 2019 and the first quarter of 2020, used in the calculation of the average price, are replaced with the more recent lower priced quarters.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity, and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market, and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas, and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already.

Downturns and volatility in global economies and commodity and credit markets have materially adversely affected our business, results of operations, and financial condition.

Our results of operations are materially adversely affected by the conditions of the global economies and the credit, commodities, and stock markets. Among other things, we have recently been adversely impacted, and anticipate to continue to be adversely impacted, due to a global reduction in consumer demand for oil and gas, and consumer lack of access to sufficient capital to continue to operate their businesses or to operate them at prior levels. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

We may purchase oil and natural gas properties with liabilities or risks that we did not know about or that we did not assess correctly, and, as a result, we could be subject to liabilities that could adversely affect our results of operations.

Before acquiring oil and natural gas properties, we estimate the reserves, future oil and natural gas prices, operating costs, potential environmental liabilities, and other factors relating to the properties. However, our review involves many assumptions and estimates, and their accuracy is inherently uncertain. As a result, we may not discover all existing or potential problems associated with the properties we buy. We may not become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We generally do not perform inspections on every well or property, and we may not be able to observe mechanical and environmental problems even when we conduct an inspection. The seller may not be willing or financially able to give us contractual protection against any identified problems, and we may decide to assume environmental and other liabilities in connection with the properties we acquire. If we acquire properties with risks or liabilities we did not know about or that we did not assess correctly, our business, financial condition, and results of operations could be adversely affected as we settle claims and incur cleanup costs related to these liabilities.

If we do not hedge our exposure to reductions in oil and natural gas prices, we may be subject to significant reductions in prices. Alternatively, we may use oil and natural gas price hedging contracts, which involve credit risk and may limit future revenues from price increases and result in significant fluctuations in our profitability.

In the event that we continue to choose not to hedge our exposure to reductions in oil and natural gas prices by purchasing futures and/or by using other hedging strategies, we may be subject to a significant reduction in prices which could have a material negative impact on our profitability. Alternatively, we may elect to use hedging transactions with respect to a portion of our oil and natural gas production to achieve more predictable cash flow and to reduce our exposure to price fluctuations. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations. We do not currently have any hedges in place.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, preferred stock, or warrants to purchase shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of The NASDAQ Capital Market (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in a public offering and/or sales which are undertaken at or above the lower of the closing price immediately preceding the signing of the binding agreement or the average closing price for the five trading days preceding the signing of the binding agreement), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.

Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. Stockholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

Our business has been and may continue to be impacted by adverse commodity prices.

The price of crude oil has experienced significant volatility over the last five years, including dropping below $0 per barrel in April 2020, due in part to reduced global demand stemming from the COVID-19 pandemic and oversupply, provided that pricing has since increased to around $35-$40 per barrel as of the filing of this prospectus. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect the Company’s business, financial condition and liquidity and its ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on the Company’s stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in the Company’s stock price. During the year ended December 31, 2019, the daily Cushing, Oklahoma West Texas Intermediate (“WTI”) oil spot price ranged from a high of $66.24 per barrel (Bbl) to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per one million British Thermal Units (MMBtu) to a low of $1.75 per MMBtu. During the nine months ended September 30, 2020, the daily Cushing, Oklahoma WTI oil spot price ranged from a high of $63.27 per Bbl to a low of $(36.98) per Bbl in April 2020 and the NYMEX natural gas Henry Hub spot price ranged from a high of $2.57 per MMBtu to a low of $1.33 per MMBtu.

We believe that the global markets, in reaction to general economic conditions and perceived impacts of future global supply, have caused large fluctuations in price, and we believe significant future price swings are likely. We believe that natural gas prices and NGL prices have experienced volatility of comparable magnitude over the same period. Volatility in the prices we receive for our oil and natural gas production have and may continue to adversely affect many aspects of our business, including our financial condition, revenues, results of operations, cash flows, liquidity, reserves, rate of growth, and the carrying value of our oil and natural gas properties, all of which depend primarily or in part upon those prices. The reduction in drilling activity will likely result in lower production and, together with lower realized oil prices, lower revenue, and lower net income or a higher net loss. Declines in the prices we receive for our oil and natural gas can also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital, and satisfy our financial obligations. In addition, declines in prices can reduce the amount of oil and natural gas that we can produce economically and the estimated future cash flow from that production and, as a result, adversely affect the quantity and the present value of our proved reserves. Among other things, a reduction in the amount or present value of our reserves can limit the capital available to us, and the availability of other sources of capital likely will be based to a significant degree on the estimated quantity and value of the reserves.

Warrants we have granted include anti-dilutive rights.

Currently we have outstanding warrants to purchase 50,000 shares of common stock with an exercise price of $5.25 per share, which are subject to “full ratchet” anti-dilution in the event the Company issues additional common stock or common stock equivalents at a price per share less than the exercise price in effect, subject to a floor of $3.92 per share, during the term of the warrants (through June 21, 2022). Specifically, if, while the warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then-current exercise price of the warrants, subject to certain excepted issuances, the exercise price of such warrants is automatically reduced to the lowest price per share of the consideration provided or deemed to have been provided for such securities.

Risks Relating to our Securities:

We currently have an unlimited number of shares of common stock authorized and there may be future issuances or sales of our common stock, which could adversely affect the market price of our common stock and dilute a shareholder’s ownership of common stock.

The exercise of (a) any options granted to executive officers and other employees under our equity compensation plans and (b) of any warrants and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. Additionally, other than the restrictions in connection with our recent securities offerings (namely, a customary lock-up prohibiting us from issuing additional securities through the 180th day following the closing of our November 2020 underwritten offering) we are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, and currently have an unlimited number of authorized shares of common stock, provided that we are subject to the requirements of The NASDAQ Capital Market (which generally requires shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Issuances of a substantial number of shares of our common stock and/or sales of a substantial number of shares of our common stock in the public market or the perception that such issuances or sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in the future, including in connection with any future offering, will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future issuances or offerings. Accordingly, our stockholders bear the risk that our future issuances and/or offerings will reduce the market price of our common stock and dilute their stock holdings in us.

Our stock price has historically been and is likely to continue to be, volatile.

Our stock is traded on The NASDAQ Capital Market under the symbol “USEG”. During the last 52 weeks, our common stock has traded as high as $18.57 per share and as low as $2.44 per share. We expect our common stock will continue to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. These factors include:

●	price volatility in the oil and natural gas commodities markets;
●	variations in our drilling, recompletion, and operating activity;
●	relatively small amounts of our common stock trading on any given day;
●	additions or departures of key personnel;
●	legislative and regulatory changes; and
●	changes in the national and global economic outlook.

The stock market has recently experienced significant price and volume fluctuations, and oil and natural gas prices have declined significantly. These fluctuations have particularly affected the market prices of securities of oil and natural gas companies like ours.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the quarter ended September 30, 2020, and from the period from October 1, 2020, to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP. (Registrant)

Date: November 16, 2020	By:	/s/ Ryan L. Smith
RYAN L. SMITH, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
1.1	Placement Agency Agreement, dated September 29, 2020, between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc.	8-K	000-06814	1.1	October 2, 2020
1.2	Form of Underwriting Agreement dated November 10, 2020 by and between U.S. Energy Corp and Kingswood Capital Markets, division of Benchmark Investments, Inc.	S-1/A	333-249738	1.2	November 10, 2020
3.1	Amended and Restated Articles of Incorporation	10-K	000-06814	3.1	March 30, 2020
3.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit A to Exhibit 3.1)	10-K	000-06814	3.1	March 30, 2020
3.3	Amended and Restated Bylaws, dated as of August 5, 2019	8-K	000-06814	3.2	August 9, 2019
10.1	Membership Interest Purchase Agreement dated March 1, 2020 by and among U.S. Energy Corp, as Buyer, and Donald A. Kessel and Robert B. Foss, as Sellers	8-K	000-06814	10.1	March 5, 2020
#10.2	Asset Purchase Agreement dated September 25, 2020, by and among U.S. Energy Corp, as Buyer, and Mr. Randolph N. Osherow, as Chapter 7 trustee in the Bankruptcy Case of FieldPoint Petroleum Corporation	S-1	333-249738	10.16	October 30, 2020
10.3	$375,000 Secured Promissory Note dated September 24, 2020 entered into by U.S. Energy Corp., to evidence amounts owed to APEG Energy II, L.P.	S-1	333-249738	10.17	October 30, 2020
#10.4	Form of Securities Purchase Agreement, dated September 30, 2020, by and between the Company and the Purchasers thereunder	8-K	000-06814	10.1	October 2, 2020
10.5†	Form of Lock-Up Agreements for September 2020 Offering	8-K	000-06814	10.2	October 2, 2020
#10.6	Purchase and Sale Agreement dated November 9, 2020, by and among New Horizon Resources LLC, as Buyer, and Newbridge Resources LLC as Seller	8-K	000-06814	10.1	November 9, 2020
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1♦	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(b)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Definition Linkbase Document					X
101.LAB	XBRL Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*	Filed herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

#	Certain schedules, annexes, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

♦	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not

