Form 10-K
period 2020-12-31
US ENERGY CORP
filed 2021-03-26
CIK 101594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-06814

U.S. ENERGY CORP.

(Exact Name of Company as Specified in its Charter)

Wyoming	83-0205516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Bering, Suite 390, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(303) 993-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	USEG	NASDAQ Capital Market LLC (Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the closing price of the shares of common stock on the NASDAQ Capital Market as of the last business day of the most recently completed second fiscal quarter, June 30, 2020, was $4,187,393. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater shareholders. In the case of 5% or greater shareholders, we have not deemed such shareholders to be affiliates unless there are facts and circumstances which would indicate that such shareholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater shareholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal shareholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The Registrant had 4,676,301 shares of its $0.01 par value common stock outstanding as of March 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information discussed in this Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are forward-looking statements.

Examples of forward-looking statements in this Annual Report include:

●	planned capital expenditures for oil and natural gas exploration and environmental compliance;
●	potential drilling locations and available spacing units, and possible changes in spacing rules;
●	cash expected to be available for capital expenditures and to satisfy other obligations;
●	recovered volumes and values of oil and natural gas approximating third-party estimates;
●	anticipated changes in oil and natural gas production;
●	drilling and completion activities and opportunities;
●	timing of drilling additional wells and performing other exploration and development projects;
●	expected spacing and the number of wells to be drilled with our oil and natural gas industry partners;
●	when payout-based milestones or similar thresholds will be reached for the purposes of our agreements with our partners;
●	expected working and net revenue interests, and costs of wells, relating to the drilling programs with our partners;
●	actual decline rates for producing wells;
●	future cash flows, expenses and borrowings;
●	pursuit of potential acquisition opportunities;
●	economic downturns and possible recessions caused thereby (including as a result of COVID-19);
●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;
●	our expected financial position;
●	our expected future overhead reductions;
●	our ability to become an operator of oil and natural gas properties;
●	our ability to raise additional financing and acquire attractive oil and natural gas properties; and
●	other plans and objectives for future operations.

These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” “up to,” and similar terms and phrases. Though we believe that the expectations reflected in these statements are reasonable, they involve certain assumptions, risks and uncertainties. Results could differ materially from those anticipated in these statements as a result of numerous factors discussed below under “Summary of Risk Factors”, and under “Risk Factors”, below.

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

All forward-looking statements speak only at the date of the filing of this Annual Report. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below. These risks include, but are not limited to, the following:

●	our ability to obtain sufficient cash flow from operations, borrowing, and/or other sources to fully develop our undeveloped acreage positions;

●	volatility in oil and natural gas prices, including further declines in oil prices and/or natural gas prices, which would have a negative impact on operating cash flow and could require further ceiling test write-downs on our oil and natural gas assets;

●	the possibility that the oil and natural gas industry may be subject to new adverse regulatory or legislative actions (including changes to existing tax rules and regulations and changes in environmental regulation);

●	the general risks of exploration and development activities, including the failure to find oil and natural gas in sufficient commercial quantities to provide a reasonable return on investment;

●	future oil and natural gas production rates, and/or the ultimate recoverability of reserves, falling below estimates;

●	the ability to replace oil and natural gas reserves as they deplete from production;

●	environmental risks;

●	risks associated with our plan to develop additional operating capabilities, including the potential inability to recruit and retain personnel with the requisite skills and experience and liabilities we could assume or incur as an operator or to acquire operated properties or obtain operatorship of existing properties;

●	availability of pipeline capacity and other means of transporting crude oil and natural gas production, and related midstream infrastructure and services;

●	competition in leasing new acreage and for drilling programs with operating companies, resulting in less favorable terms or fewer opportunities being available;

●	higher drilling and completion costs related to competition for drilling and completion services and shortages of labor and materials;

●	disruptions resulting from unanticipated weather events, natural disasters, and public health crises and pandemics, such as the coronavirus, resulting in possible delays of drilling and completions and the interruption of anticipated production streams of hydrocarbons, which could impact expenses and revenues;

●	economic downturns and possible recessions caused thereby (including as a result of COVID-19);

●	the effects of global pandemics, such as COVID-19 on our operations, properties, the market for oil and gas, and the demand for oil and gas;

●	the need to write-down assets and/or shut-in wells, or our non-operated wells being shut-in by their operators;

●	litigation involving our former officers and directors, shareholders and third parties;

●	unanticipated down-hole mechanical problems, which could result in higher-than-expected drilling and completion expenses and/or the loss of the wellbore or a portion thereof; and

●	Other risks disclosed below under “Risk Factors”.

Glossary of Oil and Natural Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and in this report. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been abbreviated from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.

API. The American Petroleum Institute gravity, or API gravity, is a measure of how heavy or light a petroleum liquid is compared to water: if its API gravity is greater than 10, it is lighter and floats on water; if less than 10, it is heavier and sinks.

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

Bopd. Barrels of per oil day.

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

NGL. Natural gas liquids.

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

WTI. West Texas Intermediate.

General Information

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the oil and gas industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2020 means the year ended December 31, 2020, whereas fiscal 2019 means the year ended December 31, 2019.

Effective January 6, 2020, we completed a reverse stock split of our outstanding common stock at a ratio of one-for-ten shares (the “Reverse Stock Split”), which has been retroactively reflected throughout this Report.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “U.S. Energy,” and “U.S. Energy Corp.” refer specifically to U.S. Energy Corp. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

Item 1. Business.

Overview

U.S. Energy Corp. (“U.S. Energy”, the “Company”, “we” or “us”) is a Wyoming corporation organized in 1966. We are an independent energy company focused on the acquisition and development of oil and natural gas producing properties in the continental United States. Our business activities are currently focused on the Gulf Coast of Texas, South Texas, Southeastern New Mexico, Wyoming and the Williston Basin in North Dakota.

We have historically explored for and produced oil and natural gas through a non-operator business model. As a non-operator, we primarily rely on our operating partners to propose, permit, drill, complete and produce oil and natural gas wells. Before a well is drilled, the operator provides all oil and natural gas interest owners in the designated well the opportunity to participate in the drilling and completion costs and revenues of the well on a pro-rata basis. Our operating partners also produce, transport, market and account for all oil and natural gas production. During the year ended December 31, 2020, we acquired operated properties in the Williston Basin, North Dakota, the Texas Gulf Coast, the Permian Basin in New Mexico and the Powder River Basin in Wyoming.

Office Location and Website

Our principal executive office is located at 675 Bering, Suite 390, Houston, Texas 77057. Our telephone number is (303) 993-3200.

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0000101594) and on the “Investors – SEC Filings” page of our website at https://usnrg.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. You may also find information related to our corporate governance, board committees and code of ethics on our website. Our website and the information contained on or connected to our website are not incorporated by reference herein and should not be considered part of this Report.

Oil and Natural Gas Operations

During 2020 we actively pursued acquisitions of exploration, development and production-stage oil and natural gas properties or companies resulting in three separate acquisitions of operated and non-operated properties. We participate in oil and natural gas projects as both a non-operating working interest owner through exploration and development agreements with various oil and natural gas exploration and production companies and as an operator. Our working interest varies by project and may change over time based on the terms of our leases and operating agreements. These projects may result in numerous wells being drilled over the next three to five years depending on, among other things, commodity prices and the availability of capital resources required to fund the expenditures. We are also actively pursuing potential acquisitions of exploration, development and production-stage oil and natural gas properties or companies. Key attributes of our oil and natural gas properties include the following:

●	Estimated proved reserves of 1,255,236 BOE (78% oil and 22% natural gas) as of December 31, 2020, with a standardized measure value of $8.6 million.
●	As of December 31, 2020, our oil and natural gas leases covered 90,136 gross acres and 6,064 net acres.
●	134 gross (30.7 net) producing wells as of December 31, 2020.
●	218 BOE per day average net production for 2020.

Acquisition of Operated Properties

During 2020 we acquired operated properties in the Williston Basin, North Dakota, the Permian Basin in New Mexico, the Powder River Basin in Wyoming and in the Gulf Coast of Texas. Although production from the operated properties was only 4,598 BOE during 2020, they represented $3.7 million, or 42.6% of the PV-10 related to our oil and gas reserves at December 31, 2020. The operated properties have an average working interest of approximately 96% and an average net revenue interest of 81%.

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

Each of the operators of our principal prospects has a substantial technical staff. We believe that these arrangements currently allow us to deliver value to our shareholders without having to build the full staff of geologists, engineers and land personnel required to work on diverse projects involving horizontal drilling in North Dakota, New Mexico and South Texas. However, consistent with industry practice with smaller independent oil and natural gas companies, we also utilize specialized consultants with local expertise, as needed.

Presented below is a description of significant oil and natural gas projects with our key operating partners, which constitute the majority of our production and reserves. In addition to the below descriptions, the Company holds interests in non-operated wells with several operators, which constitute the remainder of our PV-10.

Williston Basin, North Dakota (Bakken and Three Forks Formations)

Zavanna, LLC. We have an interest in multiple wells with Zavanna, LLC (“Zavanna”) with an average working interest of approximately 16% and net revenue interests ranging from 2% to 31%. These properties operated by Zavanna comprised approximately 25.1% of the PV-10 related to our oil and natural gas reserves at December 31, 2020.

Permian Basin, New Mexico

Cimarex Energy Company. During 2020 we acquired an interest in three wells Cimarex Energy Company operates in Lea County, New Mexico. We currently hold a 43.8% working interest and a 36.3% net revenue interest in these wells. All of the leases are currently held by production and comprised approximately 15.3% of the PV-10 related to our oil and natural gas reserves at December 31, 2020.

Texas (Gulf Coast)

Contango Resources Inc. We have an interest in multiple wells with Contango Resources Inc., which is the operator of the Leona River and Booth Tortuga prospects in which we currently hold a 29% working interest and a 22.2% net revenue interest. All of the leases are currently held by production and comprised approximately 5.5% of the PV-10 related to our oil and natural gas reserves at December 31, 2020.

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

Previously, following the filing of a lawsuit by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its non-hazardous waste (RCRA Subtitle D) criteria regulation for oil and natural gas wastes, the EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the decree, the EPA was required to propose no later than March 15, 2019 a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. The EPA missed the March 15, 2019 deadline, but in April 2019, the EPA determined that revisions to the federal regulations for the management of wastes associated with the exploration, development and production of crude oil, natural gas and geothermal energy under Subtitle D of RCRA were not necessary. This determination fulfilled EPA’s obligations under the referenced 2016 Consent Decree.

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

The Endangered Species Act (“ESA”). The ESA seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the ESA. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether. Further, the ESA prohibits the taking of endangered or threatened species or their habitats. While some of our assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in material compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where we intend to operate could materially limit or delay our plans.

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

Oil Pollution Act of 1990 (“OPA”). Federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA, and analogous state laws, contain numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. The OPA establishes strict liability for owners and operators of facilities that release oil into waters of the United States. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the United States.

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

Hydraulic Fracturing. Substantially all of the oil and natural gas production in which we have interests is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Over the years, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs, but where these operations occur on federal or tribal lands, they are subject to regulation by the U.S. Department of the Interior, Bureau of Land Management (“BLM”). The EPA has taken the following actions and issued: guidance under the SDWA for hydraulic fracturing activities involving the use of diesel fuel; final regulations under the federal CAA governing performance standards, including standards for the capture of volatile organic compounds and methane emissions released during hydraulic fracturing; and finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. However, in December 2017 the BLM finalized a rule repealing its March 2015 hydraulic fracturing regulations. The repeal has been challenged in court and the final outcome is uncertain at this time.

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

National Environmental Policy Act (“NEPA”). Oil and natural gas exploration, development and production activities on federal lands, including tribal lands and lands administered by the BLM, are subject to NEPA. NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. If we were to conduct any exploration and production activities on federal lands in the future, those activities may need to obtain governmental permits that are subject to the requirements of NEPA. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Many of our activities and those of our third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process, however, the impact of the NEPA review process on our activities and those of our third-party operating partners is uncertain at this time and could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

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

Currently, federal legislation related to the reduction of greenhouse gas emissions appears unlikely; however, many states have established greenhouse gas cap and trade programs, and others are considering carbon taxes or initiatives that promote the use of alternative fuels and renewable sources of energy. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce, which could in turn have the effect of lowering the value of our reserves. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency in its 2019 World Energy Outlook report estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other extreme weather events. Such events could disrupt our operations or result in damage to our assets and have an adverse effect on our financial condition and results of operations.

Our third-party operating partners are required to report their GHG under these rules. Although we cannot predict the cost to comply with current and future rules and regulations at this point, compliance with applicable rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. The Paris Agreement, which went into effect in November 2016, could further drive regulation in the United States. While the United States withdrew from the Paris Agreement in in November 2020 under then President Trump, President Biden has since taken action for the United States to rejoin the Paris Agreement. Separately, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. Restrictions on emissions of methane or carbon dioxide that have been or may be imposed in various states, or at the federal level could adversely affect the oil and natural gas industry. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for oil and natural gas.

Research and Development

No research and development expenditures have been incurred during the past three fiscal years.

Insurance

We have liability insurance coverage in amounts we deem sufficient for our business operations, consisting of property loss insurance on all major assets equal to the approximate replacement value of the assets and additional liability and operator’s and control of well insurance for our oil and natural gas operations and drilling programs. Payment of substantial liabilities in excess of coverage could require diversion of internal capital away from regular business, which could result in curtailment of projected future operations.

Employees

As of December 31, 2020, we had 2 full-time employees. We utilized several consultants on an as-needed basis during 2020.

Forward Plan

In 2021 and beyond, we intend to seek additional opportunities in the oil and natural gas sector, including but not limited to further acquisition of assets, participation with current and new industry partners in their exploration and development projects, acquisition of existing companies, and the purchase of oil producing assets. In addition, we plan to grow production by performing workovers on operated idle wells acquired in 2020 to return them back to production.

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

In early March 2020, there was an outbreak of a novel strain of coronavirus, which causes the infectious disease known as COVID-19, which resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020, which remained depressed for the majority of 2020. Operators in North Dakota’s Williston Basin responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells, all of which have since come back online. Operators decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Additionally, the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity have caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas which began in the first quarter of 2020, and continued through most of 2020, which negatively affected our results of operations and cash flows. While demand and commodity prices have recently recovered and are back to pre-pandemic levels, our financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; the availability and efficacy of vaccines; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Development

Until acquiring operated properties during 2020, we primarily engaged in oil and natural gas exploration and production by participating, on a proportionate basis, alongside third-party interests in wells drilled and completed in spacing units that include our acreage. In addition, from time-to-time, we acquire working interests in wells in which we do not hold the underlying leasehold interests from third parties unable or unwilling to participate in well proposals. We typically depend on drilling partners to propose, permit and initiate the drilling of wells. Prior to commencing drilling, our partners are required to provide all owners of oil, natural gas and mineral interests within the designated spacing unit the opportunity to participate in the drilling costs and revenues of the well to the extent of their pro-rata share of such interest within the spacing unit. We assess each drilling opportunity on a case-by-case basis and participate in wells that we expect to meet our return thresholds based upon our estimates of ultimate recoverable oil and natural gas, expected oil and natural gas prices, expertise of the operator, and completed well cost from each project, as well as other factors. Historically, we have participated pursuant to our working interest in a vast majority of the wells proposed to us.

During 2020, we acquired operated interests in several wells in North Dakota, New Mexico, Wyoming, and the Texas Gulf Coast. Beginning in December 2020 and throughout 2021, our development efforts will be focused on returning idle wells to production.

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

Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is sold under short-term contracts and priced based on first-of-the-month index prices or on daily spot market prices. For our non-operated production, we rely on our operating partners to market and sell our production. Our operating partners include a concentrated list of exploration and production companies, from large publicly traded companies to small, privately held companies.

Seasonality

Winter weather conditions and lease stipulations can limit or temporarily halt our drilling and producing activities and other oil and natural gas operations and those of our operating partners. These constraints and the resulting shortages or high costs could delay or temporarily halt the operations of our operating partners and materially increase our operating and capital costs. Such seasonal anomalies can also pose challenges for meeting well drilling objectives and may increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay or temporarily halt our operations and those of our operating partners.

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

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost-of-service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs. On December 17, 2015, the FERC established a new price index for the five-year period that commenced on July 1, 2016.

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

Recent Developments

On February 11, 2021, we sold 1,131,500 shares of our common stock in an underwritten offering at a public offering price of $5.10 per share (the “Offering”). The Offering closed on February 17, 2021. The net proceeds to us from the Offering, after deducting the underwriting discounts and commissions and Offering expenses, were $5.3 million. We intend to use the net proceeds from the offering for general corporate purposes, capital expenditures, working capital, and potential acquisitions of oil and gas properties.

On March 4, 2021 we entered into a Debt Conversion Agreement with APEG Energy II, L.P. (“APEG II”) beneficially owned by our former director, Patrick E. Duke. Pursuant to the Debt Conversion Agreement, APEG II converted a total of approximately $413,000, representing the principal amount of the Secured Promissory Note of $375,000 and accrued interest of approximately $38,000 into 97,962 unregistered shares of our common stock. The number of shares was based on a conversion price of $4.21 per share, a 9.9% discount to the ten-day volume weighted average price of our common stock for the ten days immediately preceding the signing of the Debt Conversion Agreement (the “Discounted VWAP”).

Also, on March 4, 2021, APEG II entered into a Subscription Agreement with us, whereby APEG II subscribed to purchase 90,846 unregistered shares of our common stock for an aggregate of approximately $383,000 based on the Discounted VWAP. The $383,000 subscription price was paid by way of forgiveness by APEG II of the same amount of funds owed by us for reimbursement of APEG II’s legal costs in connection with certain shareholder derivative actions brought by APEG II against us and our former Chief Executive Officer in Colorado and Texas, which were dismissed in May 2020 and August, respectively.

On March 9, 2021, we entered into a commodity derivative contract to fix the price of 100 barrels of crude oil per day from March 1 to December 31, 2021 at $61.90 based on the calendar month average of WTI Crude Oil.

Item 1A. Risk Factors.

The following risk factors should be carefully considered in evaluating the information in this annual report on Form 10-K.

Risks Related to the Oil and Natural Gas Industry and Our Business

We may need additional capital to complete future acquisitions, conduct our operations, and fund our business, and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funding to complete future potential acquisitions and will be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete workovers and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences, and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete future acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

Additionally, due to the nature of oil and gas interests, i.e., that rates of production generally decline over time as oil and gas reserves are depleted, if we are unable to acquire additional properties and/or develop our reserves, either because we are unable to raise sufficient funding for such development activities, or otherwise, or in the event we are unable to acquire additional operated or non-operated properties, we believe that our revenues will continue to decline over time. Furthermore, in the event we are unable to raise additional required funding in the future, we will not be able to participate in the drilling of additional wells, will not be able to complete other drilling and/or workover activities.

If this were to happen, we may be forced to scale back our business plan which could result in the value of our outstanding securities declining in value.

Oil, natural gas liquids (NGL) and natural gas prices, are volatile and declines in the prices of such commodities have in the past, and will continue in the future to, adversely affect our business, financial condition or results of operations, and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price of oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations, and our future rate of growth. Oil, NGL, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. The price of crude oil has experienced significant volatility over the last five years, with the price of a barrel of oil dropping below $20 during the early part of 2020, due in part to reduced global demand stemming from the recent global COVID-19 outbreak, and only recently increasing to around $55-65 a barrel. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. During the year ended December 31, 2019, the daily Cushing, Oklahoma West Texas Intermediate (“WTI”) oil spot price ranged from a high of $66.24 per barrel (Bbl) to a low of $46.31 per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $4.25 per one million British Thermal Units (MMBtu) to a low of $1.75 per MMBtu. During the year ended December 31, 2020, the daily WTI oil spot price ranged from a high of $63.27 per Bbl to a low of ($36.98) per Bbl and the NYMEX natural gas Henry Hub spot price ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu.

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

As described above, oil, NGLs, and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for any future production and the prices received from operators of our NAPA non-operated production, and the levels of such production, will continue to depend on numerous factors, including the following:

●	the domestic and foreign supply of oil, NGLs, and natural gas;

●	the domestic and foreign demand for oil, NGLs, and natural gas;

●	the prices and availability of competitors’ supplies of oil, NGLs, and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

●	the price and quantity of foreign imports of oil, NGLs, and natural gas;

●	the impact of U.S. dollar exchange rates on oil, NGLs, and natural gas prices;

●	domestic and foreign governmental regulations and taxes;

●	speculative trading of oil, NGLs, and natural gas futures contracts;

●	localized supply and demand fundamentals, including the availability, proximity, and capacity of gathering and transportation systems for natural gas;

●	the availability of refining capacity;

●	the prices and availability of alternative fuel sources;

●	the threat, or perceived threat, or results, of viral pandemics, for example, as currently being experienced with the COVID-19 pandemic;
●	weather conditions and natural disasters;

●	political conditions in or affecting oil, NGLs, and natural gas producing regions, including the Middle East and South America;

●	the continued threat of terrorism and the impact of military action and civil unrest;

●	public pressure on, and legislative and regulatory interest within, federal, state, and local governments to stop, significantly limit, or regulate hydraulic fracturing activities;

●	the level of global oil, NGL, and natural gas inventories and exploration and production activity;

●	authorization of exports from the United States of liquefied natural gas;

●	the impact of energy conservation efforts;

●	technological advances affecting energy consumption; and

●	overall worldwide economic conditions.

Declines in oil, NGL, or natural gas prices will reduce not only our revenue but also the amount of oil, NGL, and natural gas that we, and the operators of our properties, can produce economically. Should natural gas, NGL or oil prices decline in the future, our non-operated wells and/or any of our own wells, may be forced to be shut-in, and exploration and development plans for prospects and exploration or development activities may need to be postponed or abandoned. As a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition, and results of operations.

The operators of our Williston Basin wells previously temporarily shut-in such wells to preserve oil and gas reserves for production during a more favorable oil price environment, and while such wells have resumed production, our wells may again be shut-in, should market conditions significantly deteriorate.

In early March 2020, there was a global outbreak of COVID-19 that resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020. Operators in North Dakota’s Williston Basin (including the operators of our wells) responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells. Operators decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, and ability to finance planned capital expenditures. While our producing wells are shut-in, we do not generate revenues from such wells, and would need to use our cash on hand and funds we receive from borrowings and the sale of equity in order to pay our operating expenses. A continued period of low-priced oil may make it non-economical for our wells to operate, which would have a material adverse effect on our operating results and the value of our assets. We cannot estimate the future price of oil, and as such cannot estimate, when our wells may again be shut-in by their operators.

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

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market, and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown and a recession, which could expand to a global depression. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices and are expected to continue having a material adverse effect for the foreseeable future. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could further impact the price at which our operators can sell oil, natural gas, and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent than it has already.

The development of oil and natural gas properties involves substantial risks that may result in a total loss of investment.

The business of exploring for, working over and developing natural gas and oil properties involves a high degree of business and financial risk, and thus a significant risk of loss of initial investment that even a combination of experience, knowledge and careful evaluation may not be able to overcome. The cost and timing of drilling, workover completing and operating wells is often uncertain. Factors which can delay or prevent drilling or production, or otherwise impact expected results, include but are not limited to:

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

Dry holes and other unsuccessful or uneconomic exploration, exploitation and development activities can adversely affect our cash flow, profitability and financial condition, and can adversely affect our reserves. We do not currently operate the majority of our properties, and therefore have limited ability to control the manner in which drilling and other exploration and development activities on our non-operated properties are conducted, which may increase these risks.

The Williston Basin (Bakken and Three Forks shales) oil price differential could have adverse impacts on our revenue.

Generally, crude oil produced from the Bakken formation in North Dakota is high quality (36 to 44 degrees API, which is comparable to West Texas Intermediate Crude (“WTI”)). During 2020, our weighted average realized oil price in the Williston Basin was $32.63, which due to transportation costs was approximately $6.60 per barrel less than the average WTI spot price for crude oil. This discount, or differential, may widen in the future, which would reduce the price we receive for our production. We may also be adversely affected by widening differentials in other areas of operation.

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

Our industry partners may elect to engage in drilling activities that we are unwilling or unable to participate in during 2021 and thereafter. Our exploration and development agreements contain customary industry non-consent provisions. Pursuant to these provisions, if a well is proposed to be drilled or completed but a working interest owner elects not to participate, the resulting revenues (which otherwise would go to the non-participant) flow to the participants until the participating parties receive from 150% to 300% of the capital they provided to cover the non-participant’s share. In order to be in position to avoid non-consent penalties and to make opportunistic investments in new assets, we will continue to evaluate various options to obtain additional capital, including debt financing, sales of one or more producing or non-producing oil and natural gas assets and the issuance of shares of our common stock.

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

Successful exploitation of shale formations are subject to risks related to horizontal drilling and completion techniques.

Operations in shale formations in many cases involve utilizing the latest drilling and completion techniques in an effort to generate the highest possible cumulative recoveries and therefore generate the highest possible returns. Risks that are encountered while drilling include, but are not limited to, landing the well bore in the desired drilling zone, staying in the zone while drilling horizontally through the shale formation, running casing the entire length of the well bore (as applicable to the formation) and being able to run tools and other equipment consistently through the horizontal well bore.

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

Costs for any individual well will vary due to a variety of factors. These wells are significantly more expensive than a typical onshore shallow conventional well. Accordingly, unsuccessful exploration or development activity affecting even a small number of wells could have a significant impact on our results of operations. Costs other than drilling and completion costs can also be significant for shale wells.

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

We do not currently operate the drilling prospects in South Texas we hold with industry partners. As a non-operator, our ability to exercise influence over the operations of the drilling programs is limited. In the usual case in the oil and natural gas industry, new work is proposed by the operator and often is approved by most of the non-operating parties. If the work is approved by the holders of a majority of the working interests, but we disagree with the proposal and do not (or are unable to) participate, we will forfeit our share of revenues from the well until the participants receive 150% to 300% of their investment. In some cases, we could lose all of our interest in the well. We would avoid a penalty of this kind only if a majority of the working interest owners agree with us and the proposal does not proceed.

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

The reserve data included in this report represents estimates only. Estimating quantities of, and future cash flows from, proved oil and natural gas reserves is a complex process and not an exact science. It requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, such as future production costs; ad valorem, severance and excise taxes; availability of capital; estimates of required capital expenditures, workover and remedial costs; and the assumed effect of governmental regulation. The assumptions underlying our estimates of our proved reserves could prove to be inaccurate, and any significant inaccuracy could materially affect, among other things, future estimates of the reserves, the economically recoverable quantities of oil and natural gas attributable to the properties, the classifications of reserves based on risk of recovery, and estimates of our future net cash flows.

At December 31, 2020, 89% of our estimated proved reserves were developed producing and 11% were developed non-producing. Estimation of proved undeveloped reserves and proved developed non-producing reserves is almost always based on analogy to existing wells, volumetric analysis or probabilistic methods, in contrast to the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations.

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

From time to time, we use derivative instruments, typically fixed-rate swaps and costless collars, to manage price risk underlying our oil and natural gas production. For example, on March 9, 2021, we entered into a commodity derivative contract to fix the price of 100 barrels of crude oil per day from March 1 to December 31, 2021 at $61.90, based on the calendar month average of WTI Crude Oil. The fair value of our derivative instruments is marked to market at the end of each quarter and the resulting unrealized gains or losses due to changes in the fair value of our derivative instruments is recognized in current earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our derivative instruments.

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

Our producing properties are primarily located in the Williston Basin, New Mexico, the Texas Gulf Coast and South Texas, making us vulnerable to risks associated with having operations concentrated in these geographic areas.

Because our operations are geographically concentrated in the Williston Basin, New Mexico, the Texas Gulf Coast and South Texas, the success and profitability of our operations may be disproportionally exposed to the effect of regional events. These include, among others, regulatory issues, natural disasters and fluctuations in the prices of crude oil and natural gas produced from wells in the region and other regional supply and demand factors, including gathering, pipeline and other transportation capacity constraints, available rigs, equipment, oil field services, supplies, labor and infrastructure capacity. Any of these events has the potential to cause producing wells to be shut-in, delay operations and growth plans, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration. In addition, our operations in the Williston Basin may be adversely affected by seasonal weather and lease stipulations designed to protect wildlife, which can intensify competition for services, infrastructure and equipment during months when drilling is possible and may result in periodic shortages. Any of these risks could have a material adverse effect on our financial condition and results of operations.

Insurance may be insufficient to cover future liabilities.

Our business is currently focused on oil and natural gas exploration and development and we also have potential exposure to general liability and property damage associated with the ownership of other corporate assets. In the past, we relied primarily on the operators of our oil and natural gas properties to obtain and maintain liability insurance for our working interest in our oil and natural gas properties. In some cases, we may continue to rely on those operators’ insurance coverage policies depending on the coverage. Since 2011, we have obtained our own insurance policies for our oil and natural gas operations that are broader in scope and coverage and are in our control. We also maintain insurance policies for liabilities associated with and damage to general corporate assets.

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

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased it could have an adverse effect on our operations and the value of our assets.

Permitting requirements could delay our ability to start or continue our operations.

Oil and natural gas projects are subject to extensive permitting requirements. Failure to timely obtain required permits to start operations at a project could cause delay and/or the failure of the project resulting in a potential write-off of the investments made.

Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about hydraulic fracturing, waste disposal, oil spills, seismic activity, climate change, explosions of natural gas transmission lines and the development and operation of pipelines and other midstream facilities may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Additionally, environmental groups, landowners, local groups and other advocates may oppose our operations through organized protests, attempts to block or sabotage our operations or those of our midstream transportation providers, intervene in regulatory or administrative proceedings involving our assets or those of our midstream transportation providers, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our assets and business or those of our midstream transportation providers. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities.

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

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer and Chief Financial Officer, Ryan L. Smith. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Smith. We do not believe that Mr. Smith could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Smith or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. The Company entered into an agreement with Mr. Smith on March 5, 2020. The term of Mr. Smith’s Employment Agreement commenced on March 5, 2020, and was to continue until January 1, 2021, provided that on January 1, 2021, the Employment Agreement automatically renewed for one successive term of one year, until January 1, 2022.

We have an active Board of Directors that meets several times throughout the year and is intimately involved in our business and the determination of our operational strategies. Members of our Board of Directors work closely with management to identify potential prospects, acquisitions, and areas for further development. If any of our directors resign or become unable to continue in their present role, it may be difficult to find replacements with the same knowledge and experience and as a result, our operations may be adversely affected.

Our oil and natural gas reserves are estimated and may not reflect the actual volumes of oil and natural gas we will receive, and significant inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating accumulations of oil and natural gas is complex and is not exact, due to numerous inherent uncertainties. The process relies on interpretations of available geological, geophysical, engineering, and production data. The extent, quality, and reliability of this technical data can vary. The process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes, and availability of funds. The accuracy of a reserves estimate is a function of:

●	the quality and quantity of available data;

●	the interpretation of that data;

●	the judgment of the persons preparing the estimate; and

●	the accuracy of the assumptions.

The accuracy of any estimates of proved reserves generally increases with the length of the production history. Due to the limited production history of our properties, the estimates of future production associated with these properties may be subject to greater variance to actual production than would be the case with properties having a longer production history. As our wells produce over time and more data is available, the estimated proved reserves will be re-determined on at least an annual basis and may be adjusted to reflect new information based upon our actual production history, results of exploration and development, prevailing oil and natural gas prices and other factors.

Actual future production, oil, and natural gas prices, revenues, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas most likely will vary from our estimates. It is possible that future production declines in our wells may be greater than we have estimated. Any significant variance to our estimates could materially affect the quantities and present value of our reserves.

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

Risks Related to Our Financial Statements

We have written down, and may in the future be forced to further write-down, material portions of our assets due to low oil prices.

The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess the recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. This impairment does not impact cash flows from operating activities but does reduce earnings and our shareholders’ equity.

Under the full cost method of accounting, we capitalize the cost to acquire, explore for and develop our oil and natural gas investments. Under full cost accounting rules, the net capitalized cost of oil and natural gas properties may not exceed a “ceiling limit” that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or fair market value of unproved properties. If net capitalized costs exceed the ceiling limit, we must charge the amount of the excess to earnings (a charge referred to as a “ceiling test write-down”). The risk of a ceiling test write-down increases when oil and natural gas prices are depressed, if we have substantial downward revisions in estimated proved reserves or if we drill unproductive wells.

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

We perform a quarterly ceiling test for our only oil and natural gas cost center, which is the United States. During 2020, our capitalized costs for oil and natural gas properties exceeded the ceiling and, therefore, we recorded an aggregate ceiling test write-down of $2.9 million. The ceiling test incorporates assumptions regarding pricing and discount rates over which we have no influence in the determination of present value. In arriving at the ceiling test for the year ended December 31, 2020, we used an average price applicable to our properties of $39.57 per barrel for oil and $1.99 per Mcfe for natural gas, based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period, to compute the future cash flows of each of the producing properties at that date.

Capitalized costs associated with unevaluated properties include exploratory wells in progress, costs for seismic analysis of exploratory drilling locations, and leasehold costs related to unproved properties. The COVID-19 pandemic has led to an economic downturn resulting in lower oil prices which required us to incur material write-downs. Unevaluated properties not subject to depreciation, depletion and amortization amounted to an aggregate of approximately $1.6 million as of December 31, 2020. These costs will be transferred to evaluated properties to the extent that we subsequently determine the properties are impaired or if proved reserves are established. During 2020 we impaired $2.1 million of unevaluated properties and reclassified these amounts to the full cost pool.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective during 2017, 2018, 2019 and 2020. We cannot assure you that additional material weaknesses or significant deficiencies do not exist or that they will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Based on the results of management’s assessment and evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described below.

As of December 31, 2020, we have identified the following material weaknesses:

●	We had inadequate segregation of duties as a result of limited accounting staff and resources, which may impact our ability to prevent or detect material errors in our consolidated financial statements.
●	We had inadequate segregation of duties related to logical access to our accounting systems, which may affect our ability to prevent or detect material errors in the recorded transactions.

As a result, our management also concluded that our disclosure controls and procedures were not effective as of December 31, 2020, such that the information relating to us required to be disclosed in the reports we file with the SEC (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

There are inherent limitations in all control systems and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management does not expect that our internal controls and disclosure controls, even once all material weaknesses and control deficiencies are remediated, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may not be detected.

Our ability to use net operating loss carryforwards and realize built in losses to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

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

On December 27, 2017, we paid down debt under our credit facility with APEG II with shares of our common stock, which represented a 49.3% ownership change in the Company. As a result, our ability to use these NOLs and RBILS were significantly reduced.

Risks Related to Governmental Regulations

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

Proposed changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations, and cash flows.

From time to time, legislative proposals are made that would, if enacted, result in the elimination of the immediate deduction for intangible drilling and development costs, the elimination of the deduction from income for domestic production activities relating to oil and gas exploration and development, the repeal of the percentage depletion allowance for oil and gas properties, and an extension of the amortization period for certain geological and geophysical expenditures. Such changes, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to oil and gas exploration and development, could adversely affect our business, financial condition, results of operations, and cash flows.

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

Risks Related to Our Stock

We currently have an unlimited number of shares of common stock authorized and there may be future issuances of sales of our common stock, which could adversely affect the market price of our common stock and dilute a shareholder’s ownership of common stock.

The exercise of (a) any options granted to executive officers and other employees under our equity compensation plans and (b) of any warrants and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. Additionally, other than restrictions under our February 2021 underwriting agreement, we are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, and currently have an unlimited number of authorized shares of common stock, provided that we are subject to the requirements of The NASDAQ Capital Market (“NASDAQ”)(which generally requires shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Issuances of a substantial number of shares of our common stock and/or sales of a substantial number of shares of our common stock in the public market or the perception that such issuances or sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in the future, including in connection with any future offering, will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future issuances or offerings. Accordingly, our stockholders bear the risk that our future issuances and/or offerings will reduce the market price of our common stock and dilute their stock holdings in us.

We have established preferred stock which can be designated by the Board of Directors without shareholder approval.

We have 100,000 shares of preferred stock authorized, which includes 50,000 shares of Series A Convertible Preferred Stock (none of which are outstanding) and 50,000 shares of Series P preferred stock (none of which are outstanding). Shares of preferred stock may be designated and issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional, or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have voting power over our shares or provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences (including, but not limited to voting rights) greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of preferred stock, which could cause substantial dilution to our existing stockholders or result in a change of control. Because our Board of Directors is entitled to designate the powers and preferences of the preferred stock without a vote of our stockholders, subject to NASDAQ rules and regulations, our stockholders will have no control over what designations and preferences our future preferred stock, if any, will have.

Our governing documents and Wyoming law includes various take-over defense provisions that could discourage some advantageous transactions.

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

Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above Nasdaq’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

If we are delisted from The Nasdaq Capital Market, your ability to sell your shares of our common stock could also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it could come within the definition of “penny stock” as defined in the Exchange Act and would then be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

General Risk Factors

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, related rules and regulations of the SEC and NASDAQ, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	comply with rules and regulations promulgated by NASDAQ;

●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

●	involve and retain to a greater degree outside counsel and accountants in the above activities;

●	maintain a comprehensive internal audit function; and

●	maintain an investor relations function.

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Our business could be adversely affected by security threats, including cybersecurity threats.

We face various security threats, including cybersecurity threats to gain unauthorized access to our sensitive information or to render our information or systems unusable, and threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as gathering and processing facilities, refineries, rail facilities and pipelines. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations. For example, unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruptions, or other disruptions to our operations.

Our implementation of various procedures and controls to monitor and mitigate such security threats and to increase security for our information, systems, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of, or damage to, sensitive information or facilities, infrastructure and systems essential to our business and operations, as well as data corruption, reputational damage, communication interruptions or other disruptions to our operations, which, in turn, could have a material adverse effect on our business, financial position and results of operations.

The threat and impact of terrorist attacks, cyber-attacks or similar hostilities may adversely impact our operations.

We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror, a cyber-attack or electronic security breach, or an act of war.

We may have difficulty managing growth in our business, which could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Because of our small size, growth in accordance with our business plans, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, including our planned increase in oil exploration, development and production, and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the inability to recruit and retain experienced managers, geoscientists, petroleum engineers and landmen could have a material adverse effect on our business, financial condition and results of operations and our ability to execute our business plan in a timely fashion.

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows.

If we complete acquisitions or enter into business combinations in the future, they may disrupt or have a negative impact on our business.

If we complete acquisitions or enter into business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the board of directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired companies, concepts and operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	change in our business focus and/or management;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
●	the potential inability to manage an increased number of locations and employees;
●	our ability to successfully manage the companies and/or concepts acquired;
●	the failure to realize efficiencies, synergies and cost savings; or
●	the effect of any government regulations which relate to the business acquired.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition or business combination, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Any acquisition or business combination transaction we enter into in the future could cause substantial dilution to existing stockholders, result in one party having majority or significant control over the Company or result in a change in business focus of the Company.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Investors should not rely on an investment in us if they require income generated from dividends paid on our capital stock. Because we do not intend to pay dividends on our common stock, any income derived from our common stock would only come from a rise in the market price of our common stock, which is uncertain and unpredictable.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of our outstanding warrants, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. Stockholders could, therefore, experience a decline in the values of their investment as a result of short sales of our common stock.

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

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Oil and Natural Gas Interests

We do not have in-house geophysical or reserve engineering expertise. We therefore primarily rely on the operators of our producing wells to provide production data to our independent reserve engineers. Reserve estimates are based on average prices per barrel of oil and per Mcfe of natural gas at the first day of each month of the 12-month period prior to the end of the reporting period. Reserve estimates as of December 31, 2020, 2019 and 2018 are based on the following average prices, in each case as adjusted for transportation, quality, and basis differentials applicable to our properties on a weighted average basis:

	Average Price During
	2020	2019	2018

Oil (per Bbl)	$39.57	$55.69	$65.56
Gas (per Mcfe)	$1.99	$2.58	$3.10

Presented below is a summary of our proved oil and natural gas reserve quantities as of the end of each of our last three fiscal years:

	As of December 31,
	2020 (1)			2019 (1)			2018 (1)
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcf)	(BOE)	(Bbl)	(Mcf)	(BOE)	(Bbl)	(Mcf)	(BOE)

Proved developed	870,877	1,676,948	1,150,368	807,510	1,129,260	995,720	751,260	738,000	874,260
Proved non-producing	104,868	-	104,868	-	-	-	-	-	-
Proved undeveloped	-	-	-	-	-	-	-	-	-

Total proved reserves	975,745	1,676,948	1,255,236	807,510	1,129,260	995,720	751,260	738,000	874,260

(1)	Our reserve estimates as of December 31, 2020 and 2019 are based on reserve reports prepared by Don Jacks, PE. Mr. Jacks has been a licensed independent petroleum engineer in the State of Texas since 1992. Our reserve estimates as of December 31, 2018 are based on a reserve report prepared by Jane E. Trusty, PE. Ms. Trusty is an independent petroleum engineer and a State of Texas Licensed Professional Engineer (License #60812). The reserve estimates provided by Mr. Jacks and Ms. Trusty were based upon their review of the production histories and other geological, economic, ownership and engineering data, as provided by us or as obtained from the operators of our properties. A copy of Mr. Jacks’ report is filed as an exhibit to this annual report on Form 10-K.

As of December 31, 2020, our proved reserves totaled 1,255,236 BOE, of which 89% were classified as proved developed and 11% were classified as proved non-producing. On a BOE basis, approximately 81% of the total proved reserves are derived from 975,745 Bbls of oil and 19% is derived from 1,676,948 Mcfe of natural gas and NGLs. See the “Glossary of Oil and Natural Gas Terms” for an explanation of these and other terms.

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

Proved Undeveloped Reserves. As of December 31, 2020, 2019 and 2018, we did not have any and did not book any proved undeveloped (“PUD”) reserves due to the lack of an approved development plan for development of PUD reserves and uncertainty regarding the availability of capital that would be required to develop any PUD reserves.

Oil and Natural Gas Production, Production Prices, and Production Costs. The following table sets forth certain information regarding our net production volumes, average sales prices realized and certain expenses associated with sales of oil and natural gas for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Production Volume
Oil (Bbls)	60,469	110,090	75,003
Natural gas (Mcfe)	116,082	209,518	286,692
BOE	79,816	145,010	122,785

Daily Average Production Volume
Oil (Bbls per day)	165	302	205
Natural gas (Mcfe per day)	317	574	785
BOE per day	218	397	336

Net prices realized
Oil per Bbl	$35.18	$55.85	$61.45
Natural gas per Mcfe	1.75	2.03	3.24
Oil and natural gas per BOE	29.19	45.33	45.11

Operating Expenses per BOE
Lease operating expenses and production taxes	$21.34	$15.70	$18.65
Depletion, depreciation and amortization	5.09	4.78	3.20

We encourage you to read this information in conjunction with the information contained in our financial statements and related notes included in Item 8 of this annual report on Form 10-K under “Financial Statements and Supplemental Data”.

The following table provides a regional summary of our production for the years ended December 31, 2020, 2019 and 2018

	2020			2019			2018
	Oil	Natural Gas	Total	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)	(Bbl)	(Mcfe)	(BOE)

North Dakota	38,021	65,059	48,864	47,170	82,620	60,940	48,884	91,546	64,142
South Texas	18,687	30,080	23,700	62,920	126,898	84,070	26,119	88,260	40,829
West Texas (1)	2,472	12,766	4,600	-	-	-	-	-	-
Gulf Coast (2)	991	-	991	-	-	-	-	106,886	17,814
Other	298	8,177	1,661

Total	60,649	116,082	79,816	110,090	209,518	145,010	75,003	286,692	122,785

(1)	Includes properties in West Texas and Southeastern New Mexico acquired from FieldPoint Petroleum on September 25, 2020.
(2)	Production in 2020 includes production from Liberty County, Texas properties acquired in December 2020 and production in Louisiana in 2018.

Drilling and Other Exploratory and Development Activities. The following table sets forth information with respect to development and exploratory activity on wells in which we own an interest during the periods ended December 31, 2020, 2019 and 2018.

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net

Development wells:
Productive	-	-	-	-	-	-
Non-productive	-	-	-	-	-	-

Sub-total	-	-	-	-	-	-

Exploratory wells:
Productive	-	-	4	0.16	1	0.30
Non-productive	-	-	-	-	-	-

Sub-total	-	-	4	0.16	1	0.30

Total	-	-	4	0.16	1	0.30

The number of gross wells is the total number of wells we participated in, regardless of our ownership interest in the wells. The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of oil and natural gas that may ultimately be recovered. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K.

Present Activities. From January 1, 2021 through March 19, 2021, we have not participated in any drilling activities, nor are we in the process of participating in any drilling activities; however, we are currently in the process of returning idle wells we acquired during 2020 back to production.

Oil and Natural Gas Properties, Wells, Operations and Acreage. The following table summarizes information about our gross and net productive wells as of December 31, 2020.

	Gross Producing Wells			Net Producing Wells			Average Working Interest
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total

North Dakota	89	-	89	8.0	-	8.0	8.94%	-%	8.94%
South Texas	22	-	22	4.9	-	4.9	22.07%	-%	22.07%
Gulf Coast	12		12	12.0		12.0	100.00%	-%	100.00%
New Mexico	7		7	2.7		2.7	39.14%	-%	39.14%
Other	4		4	3.1		3.1	78.05%	-%	78.05%

Total	134	-	134	30.7	-	30.7	22.89%	-%	22.89%

Wells are classified as oil or natural gas wells according to the predominant production stream.

Acreage. The following table summarizes our estimated developed and undeveloped leasehold acreage as of December 31, 2020.

	Developed		Undeveloped		Total
Area	Gross	Net	Gross	Net	Gross	Net

North Dakota	73,433	2,355	-	-	73,433	2,355
South Texas	8,809	1,769	4,065	449	12,874	2,218
Gulf Coast	2,504	969	-	-	2,504	969
New Mexico	1,325	522	-	-	1,325	522

Total	86,071	5,615	4,065	449	90,136	6,064

As a non-operator, we are subject to lease expiration if the operator does not commence the development of operations within the agreed terms of our leases. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have commenced. As of December 31, 2020, all of our acreage in North Dakota, South Texas, Gulf Coast and New Mexico is held by production.

Real Estate

We are in the process of selling a 30,400 square-foot office building and 14- acre tract we own in Riverton, Wyoming. The office building once served as our corporate headquarters, but is currently rented to non-affiliates and government agencies. In addition, we own three city lots covering 13.84 acres adjacent to our office building, which we expect to sell in 2021. However, there can be no assurance that sales of any of these properties will be completed on the terms, or in the time frame, we expect or at all.

Office Space

We have entered into operating leases for office space in Houston and Denver. The Houston lease expires March 31, 2023 and the Denver lease, which we have subleased until its expiration, expires January 31, 2023.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. All of our production is marketed by our industry partners for our benefit and is sold to competing buyers, including large oil refining companies and independent marketers. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of December 31, 2020.

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

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 9. Commitments, Contingencies, and Related Party Transactions”, under the heading “Litigation”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Holders

As of March 22, 2021, we had 4,676,301 shares of common stock issued and outstanding.

Dividends

We did not declare or pay any cash dividends on common stock during fiscal years 2020 and 2019 and do not intend to declare any cash dividends in the foreseeable future. Our ability to pay dividends in the future is subject to limitations under state law.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2020 and from the period from January 1, 2020 to the filing date of this report, which have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock. On December 31, 2020, we redeemed all 50,000 shares of Series A preferred stock by paying $2.0 million in cash and issuing 328,000 shares of our common stock to the holders of the Series A preferred stock.

Item 6. Selected Financial Data

This Item is not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” of this annual report on Form 10-K for important information about these types of statements and “Risk Factors”, above. Additionally, please refer to the “Glossary of Oil and Natural Gas Terms” of this annual report on Form 10-K for oil and natural gas industry terminology used herein.

Recent Developments

On February 11, 2021, we sold 1,131,500 shares of our common stock in an underwritten offering at a public offering price of $5.10 per share (the “Offering”). The Offering closed on February 17, 2021. The net proceeds to us from the Offering, after deducting the underwriting discounts and commissions and Offering expenses, were $5.3 million. We intend to use the net proceeds from this offering for general corporate purposes, capital expenditures, working capital, and potential acquisitions of oil and gas properties.

On March 4, 2021 we entered into a Debt Conversion Agreement with APEG II. Pursuant to the Debt Conversion Agreement, APEG II converted a total of approximately $413,000, representing the principal of the Secured Promissory Note of $375,000 and accrued interest of approximately $38,000 into 97,962 unregistered shares of our common stock. The number of shares was based on a conversion price of $4.21 per share, a 9.9% discount to the ten-day volume weighted average price of our common stock for the ten days immediately preceding the signing of the Debt Conversion Agreement (the “VWAP Discount Price”).

Also, on March 4, 2021, APEG II entered into a Subscription Agreement with us, whereby APEG II subscribed to purchase 90,846 unregistered shares of our common stock for an aggregate of approximately $383,000 based on the VWAP Discount Price. The $383,000 subscription price was paid by way of forgiveness by APEG II of the same amount of funds owed by us for reimbursement of APEG II’s legal costs in connection with certain shareholder derivative actions brought by APEG against us and our former Chief Executive Officer in Colorado and Texas, which were dismissed in May 2020 and August, respectively.

On March 9, 2021, we entered into a commodity derivative contract to hedge the price of 100 barrels of crude oil per day from March 1 to December 31, 2021at $61.90 based on the calendar month average of WTI Crude Oil.

Impacts of COVID-19 Pandemic and Effect on Economic Environment

In early March 2020, there was a global outbreak of COVID-19 that has resulted in a drastic decline in global demand of certain mineral and energy products including crude oil. As a result of the lower demand caused by the COVID-19 pandemic and the oversupply of crude oil, spot and future prices of crude oil fell to historic lows during the second quarter of 2020 and only recently recovered to pre-COVID-19 levels. Operators in North Dakota’s Williston Basin responded by significantly decreasing drilling and completion activity and shutting in or curtailing production from a significant number of producing wells. Operators’ decisions on these matters are changing rapidly and it is difficult to predict the future effects on the Company’s business. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

Additionally, the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions, and other constraints on economic activity have caused a significant decrease in the demand for oil and has created disruptions and volatility in the global marketplace for oil and gas beginning in the first quarter of 2020, which negatively affected our results of operations and cash flows. These conditions persisted throughout 2020 and continue to negatively affect our results of operations and cash flows. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results may continue to be depressed in future quarters. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact the supply and demand for oil and gas and our ability to produce and transport oil and gas and perform operations at and on our properties. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including investments, receivables, and forward-looking guidance.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is detailed in Note 1 – Organization, Operations and Significant Accounting Policies in Item 8 of this annual report on Form 10-K under “Financial Statements and Supplementary Data”. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment.

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

Joint Interest Operations. The majority of our properties are operated by other companies. Therefore, we rely to a large extent on the operator of the property to provide us with timely and accurate information about the operations of the properties. Revenue statements and joint interest billings from the operators serve as our primary source of information to record revenue, operating expenses and capital expenditures for our properties on a monthly basis. Many of our properties are subject to complex participation and operating agreements where our working interests and net revenue interests are subject to change upon the occurrence of certain events, such as the achievement of “payout.” These calculations may be subject to error and differences of interpretation which can cause uncertainties about the proper amount that should be recorded in our accounting records. When these issues arise, we make every effort to work with the operators to resolve the issues promptly.

Acquisitions. The Company accounts for acquisitions as business combinations if the acquired assets meet the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the acquisition is not considered a business and is accounted for as an asset acquisition. This determination of whether the gross assets acquired are concentrated in a group of similar assets is based on whether the risks associated with managing and creating outputs from the assets are similar.

Revenue Recognition. We recognize revenue in accordance with FASB ASC Topic 606-Revenue from Contracts with Customers, which we adopted effective January 1, 2018, using the modified retrospective approach. Note 4- Revenue Recognition to our consolidated financial statements included in Item 8 of this report on Form 10-K under “Financial Statements and Supplementary Data”

Stock-Based Compensation. We measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. We recognize the cost of the equity awards over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. For awards granted which contain a graded vesting schedule, and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award.

Warrant Liability. In connection with a private placement of common shares in December 2016, we concurrently sold to the purchasers warrants to purchase 100,000 shares of common stock. During 2020, 50,000 of the warrants were exercised, leaving 50,000 warrants outstanding at December 31, 2020. The exercise price and the number of shares issuable upon exercise of the warrants is subject to adjustment in the event of any stock dividends and splits, reverse stock splits, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants are also subject to “down-round” anti-dilution in the event we issue additional common stock or common stock equivalents at a price per share less than the exercise price in effect. We have classified the warrants as liabilities due to provisions in the warrant agreement that precluded equity classification, including an option of the holder to receive the calculated fair value of the warrant from the Company in cash in the event of a “Fundamental Transaction,” as defined in the warrant agreement. Changes in fair value are reported each period in the consolidated statements of operations.

Preferred Stock. On December 31, 2020, we redeemed all outstanding shares of our Series A Convertible Preferred Stock, as discussed above. In previous periods, we have excluded our Series A Convertible Preferred Stock from stockholders’ equity due to a redemption feature whereby the holders of the preferred stock had the option to redeem their shares in the event of a change of control, which is outside of our control. See Note 10- Preferred Stock to our consolidated financial statements included in Item 8 of this report on Form 10-K under “Financial Statements and Supplementary Data” for more information related to the Series A Convertible Preferred Stock.

Recently Issued Accounting Standards

Please refer to the section entitled Recent Accounting Pronouncements under Note 1 – Organization, Operations and Significant Accounting Policies in Item 8 of this annual report on Form 10-K under “Financial Statements and Supplementary Data” for additional information on recently issued accounting standards and our plans for adoption of those standards.

Results of Operations

Comparison of our Statements of Operations for the Years Ended December 31, 2020 and 2019

During the year ended December 31, 2020, we recorded a net loss of $6.4 million as compared to a net loss of $0.6 million for the year ended December 31, 2019. In the following sections we discuss our revenue, operating expenses, and non-operating income for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Revenue. Presented below is a comparison of our oil and natural gas sales, production quantities and average sales prices for the years ended December 31, 2020 and 2019 (dollars in thousands, except average sales prices):

			Change
	2020	2019	Amount	Percent

Revenue:
Oil	$2,127	$6,149	$(4,022)	-65%
Gas	203	424	(221)	-52%
Total	$2,330	6,573	$(4,243)	-65%

Production quantities:
Oil (Bbls)	60,469	110,090	(49,621)	-45%
Gas (Mcfe)	116,082	209,518	(93,436)	-45%
BOE	79,816	145,010	(65,194)	-45%

Average sales prices:
Oil (Bbls)	$35.18	$55.85	$(20.67)	-37%
Gas (Mcfe)	1.75	2.03	(0.28)	-14%
BOE	29.19	45.33	(16.14)	-36%

The decrease in our oil sales of $4.0 million for the year ended December 31, 2020, compared to the prior year’s period resulted from a 45% decrease in production quantities and a 37% decrease in the average sales price received during 2020, compared to 2019. The decline in oil prices is primarily due to reduced demand on a global basis beginning in mid-March 2020, as a result of the COVID-19 pandemic. In addition, our oil price differential widened for our North Dakota properties where the differential from WTI increased to $6.60 per barrel in 2020, compared to $5.06 per barrel in 2019. The decrease in oil production quantities is the result of operators shutting in production in our North Dakota properties beginning in April 2020 as a response to low oil prices, and the production declines from our South Texas wells, which were drilled in late 2018 and early 2019.

For the year ended December 31, 2020, we produced 79,816 BOE, or an average of 218 BOE per day, as compared to 145,010 BOE or 397 BOE per day in 2019. Production from our properties in South Texas decreased by 60,369 BOE during 2020, a 72% decrease compared to 2019. This decrease was attributable to steep production declines related to wells drilled in our South Texas properties in late 2018 and early 2019. In addition, production from our Williston Basin properties decreased by 12,076 BOE during 2020, which is a 20% reduction compared to 2019. This decrease is primarily due to operators in North Dakota shutting-in production due to low oil prices in the second fiscal quarter of 2020. These declines were partially offset by production from properties acquired during 2020 of 7,252 BOE.

Oil and Natural Gas Production Costs. Presented below is a comparison of our oil and natural gas production costs for the years ended December 31, 2020 and 2019 (in thousands):

			Change
	2020	2019	Amount	Percent

Lease operating expenses	$1,535	$1,848	$(313)	-17%
Production taxes	168	429	(261)	-60%

Total	$1,703	$2,277	$(574)	-25%

For the year ended December 31, 2020, lease operating expense decreased by $313 thousand or 17% due to cost cutting measures enacted due to low commodity prices and reduced field activity. Production taxes decreased by $261 thousand or 60% compared to 2019. The decrease in production taxes is the result of decreased revenue from oil and natural gas revenue of 65%.

Depreciation, Depletion and Amortization. Our DD&A rate for the year ended December 31, 2020 was $5.09 per BOE, compared to $4.78 per BOE for year ended December 31, 2019. During 2020, our depletion rate was impacted by a reclassification of $2.1 million of our unevaluated properties and ceiling test write downs of $2.9 million. Our DD&A rate can fluctuate as a result of changes in drilling and completion costs, impairments, divestitures, changes in the mix of our production, the underlying proved reserve volumes and estimated costs to drill and complete proved undeveloped reserves.

Impairment of Oil and Natural Gas Properties. For the year ended December 31, 2020, we recorded an impairment of $2.9 million due to the net capitalized cost of our oil and natural gas properties exceeding the full cost ceiling limitation. For the year ended December 31, 2019, there was no such full cost ceiling limitation.

General and Administrative Expenses. Presented below is a comparison of our general and administrative expenses for the years ended December 31, 2020 and 2019 (in thousands):

			Change
	2020	2019	Amount	Percent

Compensation and benefits, including directors	$1,141	$1,187	$(46)	-4%
Professional fees, insurance and other	1,506	3,178	(1,672)	-53%
Bad debt expense	-	28	(28)	-%
Total	$2,647	$4,393	$(1,746)	-40%

General and administrative expenses decreased by $1,746 thousand for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to a reduction in professional fees of $1,672 thousand. The decrease in professional fees was primarily attributable to a reduction in legal fees of $1,431 thousand of which $1,216 thousand was directly related to the APEG II litigation and the forensic accounting review. See Litigation—APEG II Litigation and –Litigation with Former Chief Executive Officer in Note 9—Commitments, Contingencies and Related-Party Transactions in the Notes to the Financial Statements included in Item 8 of this annual report on Form 10-K under “Financial Statements and Supplementary Data”. Compensation and benefits decreased $46 thousand due to a reduction in salary expense of $198 thousand due to lower headcount and a reduction in accrued bonuses of $92 thousand. These reductions were partially offset by a $170 thousand increase in the amortization of stock-based compensation awards granted to our Chief Executive Officer and directors in January 2020 and an increase in director compensation of $75 thousand, due to an increase in the number of directors serving on the board of directors.

Non-Operating Income (Expense). Presented below is a comparison of our non-operating income (expense) for the years ended December 31, 2020 and 2019 (in thousands):

			Change
	2020	2019	Amount	Percent

Loss on real estate assets held for sale	(1,054)	-	(1,054)	-100%
Loss on marketable equity securities	(81)	(229)	148	65%
Warrant revaluation (loss) gain	(23)	352	(375)	-107%
Rental property loss	(27)	(72)	45	63%
Other income	88	200	(112)	56%
Interest expense, net	(14)	(11)	(3)	-27%
Total other (expense) income	$(1,111)	$240	$(1,351)	-563%

During the year ended December 31, 2020 we reclassified our Riverton, Wyoming office building and land to real estate held for sale. Concurrent with the reclassification we recognized a $651 thousand loss to adjust the carrying amount of the land and building to its estimated fair value of $725 thousand and an additional $403 thousand loss to adjust the carrying amount of three land parcels adjacent to our building to their estimated fair value of $250 thousand. See Note 3—Real Estate Held for Sale in the notes to the consolidated financial statements included in this report.

During the year ended December 31, 2020 we recognized an unrealized loss on marketable equity securities of $81 thousand as compared to an unrealized loss of $229 thousand for the comparable period of 2019. The unrealized loss represents the decline in value of our investment in Anfield Energy Inc. In July 2020, we sold 1,210,455 shares, representing one-third of our total investment for proceeds of $45 thousand. We expect to sell the remaining shares in the second quarter of 2021.

During the year ended December 31, 2020, we recognized a warrant revaluation loss of $23 thousand as compared to a gain of $352 thousand during the year ended December 31, 2019. The current year loss was attributable to an increase in the warrant liability, primarily as a result of the increase in the value of our common stock, which was partially offset by the exercise of 50,000 warrants during the period.

In 2018, due to uncertainty of collection, we wrote off a receivable of $374 thousand related to a refundable deposit for a transaction that was not completed. During the year ended December 31, 2020, we recovered $75 thousand of the receivable. During the year ended December 31, 2019 we recovered $200 thousand related to the recovery of the same receivable. The total amounts of the receivable collected through December 31, 2020 is $275 thousand. The recovery of the deposit is included in other income in the table above.

Interest, net increased by $3 thousand during the year ended December 31, 2020 compared to the comparable period in 2019. Interest in the current year is attributable to interest accrued on the $375 thousand secured note payable with APEG II, which we borrowed in September 2020. Interest in the prior year represents interest on our credit facility, which was repaid in full on March 1, 2019.

Liquidity and Capital Resources

Based on the current commodity price environment, we believe we have sufficient liquidity and capital resources to execute our business plan while continuing to meet our current financial obligations in a challenging commodity price environment.

We have no control over the market prices for oil, and natural gas, although we may be able to influence the amount of our realized revenues from our oil, and natural gas sales through the use of derivative contracts. In March 2021, we entered into a crude oil swap contract to fix the price of 100 barrels of our crude production oil per day from March 1 to December 31, 2021 at $61.90 per barrel. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce. Commodity derivative contracts may limit the prices we receive for our oil and natural gas sales if prices rise substantially over the price established by the commodity derivative contract.

The following table sets forth certain measures about our liquidity as of December 31, 2020 and 2019, in thousands:

	2020	2019	Change

Cash and equivalents	$2,854	$1,532	$1,322
Working capital surplus (1)	2,499	1,470	1,029
Total assets	12,363	13,467	(1,104)
Outstanding debt	375	-	375
Total shareholders’ equity	8,567	9,210	(643)

Select Ratios:
Current ratio (2)	2.17 to 1.00	2.20 to 1.00
Debt-to-equity ratio (3)	0.04 to 1.00	N/A

(1)	Working capital is computed by subtracting total current liabilities from total current assets.
(2)	The current ratio is computed by dividing total current assets by total current liabilities.
(3)	The debt-to-equity ratio is computed by dividing total debt by total shareholders’ equity.

As of December 31, 2020, we had a working capital surplus of $2.5 million compared to a working capital surplus of $1.5 million as of December 31, 2019, an increase of $1.0 million. This increase was primarily attributable to $4.5 million in proceeds received from offerings of our common stock during the period less $2.0 million paid for the redemption of our Series A preferred stock and cash of approximately $1.0 million paid for acquisitions and development of our oil and natural gas properties.

As of December 31, 2020, we had cash and cash equivalents of $2.9 million and accounts payable and accrued liabilities of $1.5 million. As of March 22, 2021, we had cash and cash equivalents of $7.3 million and accounts payable and accrued liabilities of approximately $0.9 million.

We own a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building and an additional 13-acre parcel of land adjacent to the building. The building served as our corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. During 2020, we made the decision to sell the land and building and began a process to determine the price at which we would list the property for sale. The process included obtaining an appraisal, analyzing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. We determined the realizable value of the real estate assets was in the range of $950 thousand to $1.2 million. A special committee of the board of directors was formed to evaluate the sales process and during 2020, we entered into an agreement with a large national commercial broker and a local broker in Riverton, Wyoming to sell our real estate assets.

In July 2020, we sold 1,210,455 shares of our investment in Anfield Energy Inc. and received proceeds of approximately $45 thousand. The sale represented one-third of our total investment in Anfield. We intend to dispose of the remaining shares during the second fiscal quarter of 2021.

In the fourth fiscal quarter of 2020, we closed on a registered direct offering of 315,810 shares of our common stock and underwritten offering of an additional 1,150,000 shares of our common stock. The net proceeds from the offerings were approximately $4.5 million. In addition, in February 2021, we closed an underwritten offering of 1,131,600 shares of our common stock and received net proceeds of approximately $5.3 million.

If we have needs for financing in 2021, alternatives that we will consider would potentially include entering into a reserve-based credit facility, selling all or a partial interest in certain of our non-operated oil and natural gas assets, selling our marketable equity securities, issuing additional shares of our common stock for cash or as consideration for acquisitions, and other alternatives, as we determine how to best fund our capital programs and meet our financial obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(717)	$638	$(1,355)
Investing activities	(1,109)	(281)	(828)
Financing activities	3,148	(1,165)	4,313

Operating Activities. Cash used in operating activities for the year ended December 31, 2020, was $0.7 million as compared to cash provided by operating activities of $0.6 million for 2019, an increase of $1.3 million. This increase was primarily related to the decrease in oil revenues as a result of a reduction in oil prices combined with production declines, primarily in our South Texas properties.

Investing Activities. Cash used in investing activities for the year ended December 31, 2020, was $1.1 million compared to cash used in investing activities of $0.3 million for 2019, an increase of $0.8 million. The increase in cash used in investing activities was primarily attributable the acquisitions we completed during the year and well work that we performed to bring some of the idle wells acquired back to production.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2020, was $3.1 million as compared to cash used in financing activities of $1.2 million for 2019, an increase of $4.3 million. The increase was due to net proceeds of $4.5 million from the issuance of common stock, $0.6 million in proceeds from the exercise of stock purchase warrants, and $0.4 million from the related party note payable. These increases were partially offset by a cash payment of $2.0 million for the redemption of our Series A preferred stock and $0.2 million in payments on our note payable to finance insurance premiums. In 2019, cash used in financing activities was primarily due to $0.9 million paid on credit facility and $0.2 million in payments on the note payable to finance insurance premiums.

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

We evaluate our transactions to determine if any variable interest entities exist, if it is determined that we are the primary beneficiary of a variable interest entity, that entity will be consolidated in our consolidated financial statements. We have not been involved in any off-balance sheet arrangements via unconsolidated SPE transactions during the two-year period ended December 31, 2020.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our fiscal year ended December 31, 2020 our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of management, including our Chief Executive Officer and our Principal Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, our management used the criteria set forth in the “Internal Control – Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation conducted under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, for the reasons described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as of December 31, 2020:

●	We had inadequate segregation of duties as a result of limited accounting staff and resources, which may impact our ability to prevent or detect material errors in our consolidated financial statements.
●	We had inadequate segregation of duties related to logical access to our accounting systems, which may affect our ability to prevent or detect material errors in the recorded transactions.

Changes in Internal Control Over Financial Reporting.

There have been no changes to our system of internal control over financial reporting during the year and fiscal quarter ended December 31, 2020 and during the subsequent time period through the filing of this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are designed to provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as the Company.

Item 9B – Other Information.

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Requirements and Deadlines for Shareholders to Submit Proposals”, “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Conduct”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the heading “Principal Holders of Voting Securities and Ownership by Officers and Directors” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth under the heading “Ratification of Appointment of Independent Auditors”-”Principal Accounting Fees and Services” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of U.S. Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Energy Corp. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impact of Proved Oil and Natural Gas Reserves on Oil and Natural Gas Properties - Refer to Notes 1 and 6 of the financial statements.

Critical Audit Matter Description

The Company’s net oil and natural gas properties balance was $7.4 million as of December 31, 2020, depreciation, depletion, and amortization expense was $0.4 million and impairment of oil and natural gas properties was $2.9 million for the year ended December 31, 2020. The Company follows the full cost method of accounting for its oil and natural gas properties. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center are subject to depreciation, depletion, and amortization using the equivalent unit-of-production method, based on total proved oil and natural gas reserves. Under the full cost method, net capitalized costs are limited to the lower of unamortized cost reduced by the related net deferred tax liability, or the cost center ceiling, as defined in note 1. As disclosed by management, the proved oil and natural gas reserves used in the calculation of depreciation, depletion, amortization and the cost center ceiling test is a significant estimate and are inherently imprecise and subject to inherent uncertainties, including the future prices of oil and natural gas, which are expected to change as future information becomes available and such changes could be material. Management utilizes a specialist to estimate proved oil and natural gas reserves.

We identified the assessment of the impact of proved oil and natural gas reserves on depreciation, depletion, and amortization expense and the cost center ceiling test related to oil and natural gas properties as a critical audit matter. There are significant judgements by management, including the use and oversight of management’s specialist when developing the estimate of proved oil and natural gas reserves. In turn, performing audit procedures and evaluating audit evidence obtained related to these significant estimates and judgements required a high degree of judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of management’s process to develop estimates of proved oil and natural gas reserves and evaluated the key control used by management to develop these estimates.
●	We tested the completeness and accuracy of the underlying information used by management in determining the estimate of proved oil and natural gas reserves by assessing the methodology used in estimating proved oil and natural gas reserves by management and its specialist.
●	We evaluated the significant assumptions utilized by management in determining its estimate including commodity prices and price differentials, forecasted production, and estimated future operating costs. We also compared these assumptions to historical and actual results as well as publicly available prices and relevant market differentials.
●	We evaluated the work of management’s specialist by analyzing their objectivity, experience, and qualifications.
●	We analyzed the depreciation, depletion, and amortization calculation for compliance with regulatory standards and recalculated it.
●	We analyzed the cost center ceiling test for compliance with regulatory standards and recalculated it.

Unevaluated Properties - Refer to Notes 1 and 6 of the financial statements.

Critical Audit Matter Description

The Company’s unevaluated properties balance was $1.6 million as of December 31, 2020 and during the year ended December 31, 2020, $2.1 million of unevaluated properties were reclassified to the depletable base of the full cost pool. The Company follows the full cost method of accounting for its oil and natural gas properties. Unevaluated properties are excluded from the depletion, depreciation and amortization calculation and the cost center ceiling until a determination about the existence of proved reserves can be completed. Unevaluated property costs are transferred to evaluated properties to the extent that management subsequently determines the properties are impaired or if proved reserves are established.

We identified the evaluation of unevaluated properties as a critical audit matter as there are significant judgements by management that impact the classification of the unevaluated property costs and potential impacts on depreciation, depletion, and amortization and the cost center ceiling when impaired unevaluated properties are transferred to evaluated properties. Performing audit procedures and evaluating audit evidence obtained related to management’s estimates and judgement required a high degree of judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of management’s process of assessment of the unevaluated properties and evaluated the key control used by management in this assessment.
●	We assessed the unevaluated properties’ status and management’s plans for the unevaluated properties for impairment considerations including lease terms and historic holding periods.

Evaluation of the Acquisition of Proved Oil and Natural Gas Properties as an Asset Acquisition – Refer to Notes 1 and 2 of the financial statements.

Critical Audit Matter Description

On September 25, 2020, the Company acquired certain oil and gas properties, as well as assumed certain liabilities from FieldPoint Petroleum Corporation pursuant to FieldPoint’s Chapter 7 bankruptcy process at a purchase price of $500,000. The Company applied the applicable accounting guidance which requires the acquirer to determine if the acquisition should be accounted for as an asset acquisition or a business combination. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the acquisition is not considered a business and is accounted for as an asset acquisition. This determination of whether the gross assets acquired are concentrated in a group of similar assets is based on whether the risks associated with managing and creating outputs from the assets are similar.

We identified the evaluation of the acquisition as a critical audit matter as there are significant judgements by management in determining whether the transaction meets the definition of a business, specifically as to whether substantially all of the fair value of the gross assets acquired are concentrated in a group of similar assets based on the similarities of risks associated with managing and creating outputs from the assets. Performing audit procedures and evaluating audit evidence obtained related to management’s judgement required a high degree of judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We obtained an understanding of management’s process to analyze the assets acquired with the related applicable accounting guidance and evaluated the key control used by management in making this determination.
●	We read the acquisition agreement and evaluated management’s judgements related to the determination of whether substantially all of the fair value of the gross assets acquired are concentrated in a group of similar assets by analyzing the risk characteristics of the assets acquired for similarities associated with managing and creating outputs, including operational and business risk encompassing commodity price risk, geographic location and operating environment, geological formation, resource classification, ownership interests, operating status, and stage of life of the assets acquired.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2018.

Denver, Colorado

March 26, 2021

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(in thousands, except share and per share amounts)

	2020	2019
ASSETS
Current assets:
Cash and equivalents	$2,854	$1,532
Oil and natural gas sales receivable	514	716
Marketable equity securities	181	307
Prepaid and other current assets	184	138
Real estate assets held for sale, net of selling costs	975	-

Total current assets	4,708	2,693

Oil and natural gas properties under full cost method:
Unevaluated properties	1,597	3,741
Evaluated properties	93,549	89,113
Less accumulated depreciation, depletion, amortization and impairment	(87,708)	(84,400)

Net oil and natural gas properties	7,438	8,454

Other assets:
Property and equipment, net	25	2,115
Right of use asset	127	179
Other assets	65	26

Total other assets	217	2,320

Total assets	$12,363	$13,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,457	$974
Accrued compensation and benefits	312	191
Related party secured note payable	375	-
Current lease obligation	65	58

Total current liabilities	2,209	1,223

Noncurrent liabilities:
Asset retirement obligations	1,408	819
Warrant liability	95	73
Long-term lease obligation, net of current portion	78	142
Other noncurrent liabilities	6	-
Total noncurrent liabilities	1,587	1,034

Total liabilities	3,796	2,257

Commitments and contingencies (Note 9)
Preferred stock: Authorized 100,000 shares, 0 and 50,000 shares of Series A Convertible (par value $0.01) issued and outstanding as of December 31, 2020 and 2019, respectively; liquidation preference of $0 and $3,228 as of December 31, 2020 and 2019, respectively	-	2,000
Shareholders’ equity:
Common stock, $0.01 par value; unlimited shares authorized; 3,317,893 and 1,340,583 shares issued and outstanding as of December 31, 2020 and 2019, respectively	33	13
Additional paid-in capital	142,652	136,876
Accumulated deficit	(134,118)	(127,679)

Total shareholders’ equity	8,567	9,210

Total liabilities, preferred stock and shareholders’ equity	$12,363	$13,467

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(in thousands, except share and per share amounts)

	2020	2019

Revenue:
Oil	$2,127	$6,149
Natural gas and liquids	203	424

Total revenue	2,330	6,573

Operating expenses:
Oil and natural gas operations:
Lease operating expense	1,535	1,848
Production taxes	168	429
Depreciation, depletion, accretion and amortization	407	693
Impairment of oil and natural gas properties	2,943	-
General and administrative:
Compensation and benefits	1,141	1,187
Professional fees, insurance and other	1,506	3,178
Bad debt expense	-	28

Total operating expenses	7,700	7,363

Operating Loss	(5,370)	(790)

Other income (expense):
Loss on real estate held for sale	(1,054)	-
Loss of marketable equity securities	(81)	(229)
Warrant revaluation (loss) gain	(23)	352
Rental and other loss	(27)	(72)
Recovery of deposit	75	200
Other income	13	-
Interest expense, net	(14)	(11)
Total other (expense) income	(1,111)	240

Loss before income taxes	$(6,481)	(550)
Income tax benefit	42	-
Net loss	$(6,439)	$(550)
Preferred stock dividends	$20	$(372)
Net loss applicable to common shareholders	$(6,419)	$(922)
Basic and diluted weighted average shares outstanding	1,627,517	1,340,583
Basic and diluted net loss per share	$(3.94)	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210
Settlement of fractional shares in cash	(327)	-	(1)	-	(1)
Shares issued for acquisition of New Horizon Resources	59,498	1	239	-	240
Shares issued for acquisition of Liberty County properties	67,254	1	284		285
Shares issued for transaction costs in FieldPoint acquisition	7,075	-	29		29
Issuance of shares in registered direct offering, net of offering costs of $158	315,810	3	1,496		1,499
Issuance of shares in underwritten offering, net of offering costs of $482	1,150,000	11	2,957		2,968
Exercise of stock warrants	50,000	1	564		565
Adjustment of Series A Preferred Stock to redemption value (Note 10)	-	-	(1,207)		(1,207)
Issuance of shares for redemption of Series A Preferred Stock	328,000	3	1,204	-	1,207
Share-based compensation	-	-	211	-	211
Net loss	-	-	-	(6,439)	(6,439)

Balances, December 31, 2020	3,317,893	$33	$142,652	$(134,118)	$8,567

Balances, December 31, 2018	1,340,583	$13	$136,835	$(127,129)	$9,719
Amortization of stock option awards	-	-	41	-	41
Net loss	-	-	-	(550)	(550)

Balances, December 31, 2019	1,340,583	$13	$136,876	$(127,679)	$9,210

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019

Cash flows from operating activities:
Net loss	$(6,439)	$(550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, accretion, and amortization	467	828
Impairment of oil and gas properties	2,943	-
Loss on real estate assets held for sale	1,054	-
Change in fair value of warrants	23	(352)
Loss on marketable equity securities	81	229
Stock-based compensation	211	41
Right of use asset amortization	53	48
Debt issuance cost amortization	-	7
Bad debt write-off	-	28
Changes in operating assets and liabilities:
Decrease (increase) in:
Oil and natural gas sales receivable	214	(49)
Other current assets	153	231
Increase (decrease) in:
Accounts payable accrued liabilities	461	100
Accrued compensation and benefits	120	129
Payments on operating lease liability	(58)	(52)

Net cash (used in) provided by operating activities	(717)	638

Cash flows from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	(699)	(376)
Oil and gas properties capital expenditures	(475)	-
Proceeds from sale of marketable equity securities	45	-
Proceeds from sale of oil and natural gas properties	-	75
Payment received on notes receivable	20	20

Net cash used in investing activities:	(1,109)	(281)

Cash flows from financing activities:
Issuance of common stock, net of fees	4,468	-
Proceeds from warrant exercise	565	-
Proceeds from related party secured note payable	375	-
Redemption of Series A Preferred Stock	(2,000)	-
Payments on insurance premium finance note	(198)	(228)
Payments on credit facility	(61)	(937)
Payment for fractional shares in reverse stock split	(1)	-

Net cash provided by (used in) financing activities	3,148	(1,165)

Net increase (decrease) in cash and equivalents	1,322	(808)

Cash and equivalents, beginning of year	1,532	2,340

Cash and equivalents, end of year	$2,854	$1,532

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019

Supplemental disclosures of cash flow information and non-cash activities:
Cash payments for interest	$5	$11
Investing activities:
Issuance of stock for acquisitions	554	-
Change in capital expenditure accruals	21	176
Exchange of undeveloped acreage for oil and gas properties	-	379
Asset retirement obligations assumed in acquisitions	558	-
Asset retirement obligations additions for new wells	-	130
Adoption of lease standard	-	252
Asset retirement obligations changes in assumptions	12	(14)
Financing activities:
Shares issued in redemption of Series A preferred stock	1,207	-
Financing of insurance premiums with note payable	198	228

The accompanying notes are an integral part of these consolidated financial statements.

U.S. ENERGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

U.S. Energy Corp. (collectively with its wholly owned subsidiaries, Energy One LLC and New Horizon Resources, LLC, referred to as the “Company” in these Notes to Consolidated Financial Statements) was incorporated in the State of Wyoming on January 26, 1966. The Company’s principal business activities are focused on the acquisition, exploration and development of oil and natural gas properties in the United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include oil and natural gas reserves that are used in the calculation of depreciation, depletion, amortization and impairment of the carrying value of evaluated oil and natural gas properties; realizability of unevaluated properties; production and commodity price estimates used to record accrued oil and natural gas sales receivables; valuation of warrant instruments; valuation of real estate assets held for sale; and the cost of future asset retirement obligations. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, including the future prices of oil and natural gas, these estimates could change in the near term and such changes could be material. In early March 2020, the NYMEX WTI crude oil price decreased significantly due to COVID-19 pandemic and although it has recovered recently to pre-COVID-19 levels, it remained low for most of 2020. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or gas prices may materially and adversely affect our future business, financial position, cash flows, results of operations, liquidity, ability to finance planned capital expenditures and the oil and natural gas reserves that we can economically produce.

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

Oil and Natural Gas Sales Receivable

The Company’s oil and natural gas sales receivable consist primarily of receivables from joint interest operators for the Company’s share of oil, natural gas, and natural gas liquids (“NGLs”) sales. Generally, the Company’s oil and natural gas sales receivables are collected within three months. The Company has had minimal bad debts related to oil and natural gas sales. Although diversified among several joint interest operators, collectability is dependent upon the financial wherewithal of each joint interest operator and is influenced by the general economic conditions of the industry. Receivables are not collateralized. As of December 31, 2020, and 2019, the Company had not provided an allowance for doubtful accounts on its oil and natural gas sales receivable.

Concentration of Credit Risk

The Company has exposure to credit risk in the event of nonpayment of oil and natural gas receivables by joint interest operators of the Company’s oil and natural gas properties. The following table presents the joint interest operators that accounted for 10% or more of the Company’s total oil and natural gas revenue for at least one of the periods presented:

Operator	2020	2019
Zavanna, LLC	41%	31%
CML Exploration, LLC	25%	52%

Marketable Equity Securities

Marketable equity securities are reported at fair value based on end of period quoted prices. Changes in fair value are recorded in the consolidated statements of operations at the end of each reporting period. Gains or losses from sales of marketable equity securities are recorded in the consolidated statements of operations when realized.

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

Acquisitions

The Company accounts for acquisitions as business combinations if the acquired assets meet the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets, the acquisition is not considered a business and is accounted for as an asset acquisition. This determination of whether the gross assets acquired are concentrated in a group of similar assets is based on whether the risks associated with managing and creating outputs from the assets are similar.

Property and Equipment

Land, buildings, and building improvements are classified as held for sale and are carried at the estimated realizable value, less costs to sell. Long-lived assets are classified as held for sale when the Company commits to a plan to sell the assets. Such assets are classified within current assets if there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to determine if there is any excess of carrying value over fair value less costs to sell. Subsequent changes to estimated fair value less the cost to sell will impact the measurement of assets held for sale if the fair value is determined to be less than the carrying value of the assets.

Administrative assets are carried at cost. Depreciation of administrative assets is provided principally by the straight-line method over estimated useful lives as follows:

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

Warrant Liability

In connection with a private placement of common shares in December 2016, the Company concurrently sold to the purchasers warrants to purchase 100,000 shares of common stock, of which 50,000 were outstanding at December 31, 2020. The exercise price and the number of shares issuable upon exercise of the warrants is subject to adjustment in the event of any stock dividends and splits, reverse stock splits, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants are also subject to “down-round” anti-dilution in the event the Company issues additional common stock or common stock equivalents at a price per share less than the exercise price in effect. The Company has classified the warrants as liabilities due to provisions in the warrant agreement that precluded equity classification, including an option of the holder to receive the calculated fair value of the warrant from the Company in cash in the event of a “Fundamental Transaction,” as defined in the warrant agreement. Changes in fair value are reported each period in the consolidated statements of operations.

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

Additionally, the Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences, loss carry forwards and tax credit carry forwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits that, based on current circumstances, are not expected to be realized. At December 31, 2020 and 2019, management believed it was more likely than not that such tax benefits would not be realized and a valuation allowance has been provided. In assessing the need for a valuation allowance for the Company’s deferred tax assets, a significant item of negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2020.

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

Earnings Per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income or loss by the diluted weighted average common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, warrants and restricted stock, and prior to the redemption of such preferred stock on December 31, 2020, the Series A Convertible Preferred Stock. When there is a loss from continuing operations, all potentially dilutive shares are anti-dilutive and are excluded from the calculation of net income (loss) per share. The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

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

For the year ended December 31, 2020, the Company recorded revenues of approximately $101 thousand, and lease operating and workover expenses of approximately $231 thousand related to the New Horizon Properties. Assuming that the acquisition of the New Horizon properties had occurred on January 1, 2019, the Company would have recorded revenues of $132 thousand and expenses of $252 thousand for the year ended December 31, 2020, and revenues of $357 thousand and expenses of $584 thousand for the year ended December 31, 2019. These results are not necessarily indicative of the results that would have occurred had the Company completed the acquisition on the date indicated, or that will be attained in the future. Subsequent to the closing of the New Horizon Acquisition, the Company repaid the outstanding liabilities assumed at closing.

Acquisition of FieldPoint Properties

On September 25, 2020, the Company acquired certain oil and gas properties primarily located in Lea County, New Mexico and Converse County, Wyoming. The properties were acquired from FieldPoint Petroleum Corporation (“FieldPoint”) pursuant to FieldPoint’s Chapter 7 bankruptcy process (the “FieldPoint Properties”). The Company accounted for the acquisition of the FieldPoint Properties as an asset acquisition. The total amount paid for the FieldPoint Properties as of December 31, 2020, was $597 thousand, which includes the purchase price of $500 thousand and transaction costs of $97 thousand of which $29 thousand were paid via the issuance of 7,075 shares of the Company’s common stock. The Company also recorded purchase price adjustments of $31 thousand for net revenues received, less operating expense related to periods prior to the closing of the transaction. In addition, the Company recorded asset retirement obligations of $203 thousand for the assets acquired. Substantially all of the value of the acquired FieldPoint Properties consists of mature proved developed producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Cash consideration	$500
Transaction costs	97
Purchase price adjustments	(31)
Total consideration paid	566

Asset retirement obligations assumed	203

Total amount incurred	$769

Acquisition of Liberty County Properties

On November 9, 2020, the Company entered into a Purchase and Sale Agreement (the “PSA”) to acquire certain assets from Newbridge Resources LLC (“Newbridge”). The transaction closed on December 1, 2020 with an effective date of November 1, 2020. The assets include operated producing properties in Liberty County, Texas (the “Liberty County Properties”). The Liberty County Properties include 41 wells which have a 100% working interest and an average 86% net revenue interest and approximately 680 net acres located primarily in Liberty County, Texas which are 100% held by production. The Company issued 67,254 shares of its common stock, which at the closing price of $4.24 on the date of the closing of the PSA were valued at $285 thousand, in consideration for the acquisition. The Company accounted for the acquisition of the Liberty County Properties as an asset acquisition. The total amount paid as of December 31, 2020, was $326 thousand including transaction costs of $41 thousand. In addition, the Company recorded asset retirement obligations of $192 thousand for the assets acquired. Substantially all of the value of the Liberty County Properties acquired consists of mature proved developed producing reserves and proved developed non-producing reserves. Following is a summary of the amounts recorded for the assets acquired:

Amount
(in thousands)
Amounts incurred:
Value of 67,254 shares issued	$285
Transaction costs	41
Total consideration paid	326

Asset retirement obligations assumed	192

Total amount incurred	$518

3. REAL ESTATE HELD FOR SALE

The Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building and an additional 13-acre parcel of land adjacent to the building. The building served as the Company’s corporate headquarters until 2015 and is currently being leased to government agencies and other non-affiliated companies. During the year ended December 31, 2020, the Company made the decision to sell the land and building and began a process to determine the price at which it would list the property for sale. The process included obtaining an appraisal, analyzing operating statements for the building, reviewing capitalization rates and consulting a large national commercial real estate company. The Company determined that the realizable value of the building and the building land was in the range of $700 thousand to $900 thousand and the realizable value of the additional land was in the range of $250 thousand to $300 thousand. A special committee of the board of directors was formed to evaluate the sales process. During 2020, the Company entered into an agreement with a large national commercial broker and a local broker in Riverton, Wyoming to sell the building and the land. The following are the pre-impairment carrying amounts and the estimated net proceeds, and a calculation of the loss recognized as a component of other income and expense in the consolidated statement of operations, relating to the property:

Amount
(in thousands)
Pre-impairment carrying value of real estate held for sale:
Building	$720
Building improvements	276
Building land	380
Additional land	653
Total	$2,029

Fair value of real estate held for sale:
Estimated sales price of building and land	$800
Estimated sales price of additional land	275
Estimated cost to sell	(100)
Estimated net proceeds	$975

Loss recognized on real estate assets held for sale	$1,054

4. REVENUE RECOGNITION

The Company’s revenues are primarily derived from its non-operated interest in the sales of oil and natural gas production. The sales of oil and natural gas are made under contracts that operators of the wells have negotiated with third-party customers. The Company receives payment from the sale of oil and natural gas production between one to three months after delivery. At the end of each period when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in oil and natural gas sales receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant. Accordingly, the variable consideration is not constrained. As a non-operator of its oil and natural gas properties, the Company records its share of the revenues and expenses based upon the information provided by the operators within the revenue statements.

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

During the year ended December 31, 2020, the Company acquired operated oil and gas producing properties. The Company sells its oil production at the delivery point specified in the contract and collects an agreed-upon index price, net of pricing differentials. The purchaser takes custody, title and risk of loss of the oil at the delivery point; therefore, control passes at the delivery point. The Company recognizes revenue at the net price received when control transfers to the purchaser. Natural gas and natural gas liquid (“NGL”) are sold at the lease location, which is generally when control of the natural gas and NGL transfers to the purchaser, and revenue is recognized as the amount received from the purchaser.

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

The Company reports revenue as the gross amount received from the well operators before taking into account production taxes and transportation costs. Production taxes are reported separately and transportation costs are included in lease operating expense in the accompanying consolidated statements of operations. The revenue and costs in the consolidated statements of operations were reported gross for the years ended December 31, 2020 and 2019, as the gross amounts were known.

The Company disaggregates revenues from its share of revenue from the sale of oil and natural gas and liquids by state. The Company does not disaggregate revenues further by operated revenues and non-operated revenues because operated revenues accounted for only 6.1% of total revenues in 2020. The Company’s revenues in its North Dakota, Texas and other regions for the years ended December 31, 2020 and 2019, are presented in the following table:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue:
North Dakota
Oil	$1,240	$2,449
Natural gas and liquids	102	177
Total	1,342	2,626

Texas
Oil	875	3,700
Natural gas and liquids	82	247
Total	957	3,947

Other
Oil	12	-
Natural gas and liquids	19	-
Total	31	-

Combined Total	$2,330	$6,573

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

During the years ended December 31, 2020 and 2019, the Company did not acquire any right-of-use assets or incur any lease liabilities. The Company’s right-of-use assets and lease liabilities are recognized at their discounted present value under the following captions in the consolidated balance sheets at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Right of use asset balance
Operating lease	$127	$179
Lease liability balance
Short-term operating lease	$65	$58
Long-term operating lease	78	142
	$143	$200

The Company recognizes lease expense on a straight-line basis excluding short-term and variable lease payments, which are recognized as incurred. Short-term lease costs represent payments for our Houston, Texas office lease, which has a lease term of one year. Beginning in March 2020, the Company subleased its Denver, Colorado office and recognized sublease income.

	December 31,
	2020	2019
	(in thousands)
Operating lease cost	$74	68
Short-term lease cost	22	15
Sublease income	(41)	-
Total lease costs	$55	$83

The Company’s Denver office operating lease does not contain an implicit interest rate that can be readily determined. Therefore, the Company used the incremental borrowing rate of 8.75% as established under the Company’s prior credit facility as the discount rate.

	December 31,
	2020	2019
	(in thousands)
Weighted average lease term (years)	2.1	3.1
Weighted average discount rate	8.75%	8.75%

The future minimum lease commitments as of December 31, 2020 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value on the consolidated balance sheet as follows:

December 31, 2020
(in thousands)
2021	75
2022	76
2023	6
Total lease payments	$157
Less: imputed interest	(14)
Total lease liability	$143

As discussed in Note 3- Real Estate Held for Sale, the Company owns a 14-acre tract in Riverton, Wyoming with a two-story, 30,400 square foot office building. The Company recognized a loss on real estate held for sale related to the building and land during the year ended December 31, 2020 of $1,054 thousand, of which $651 thousand related to the building and land subject to the operating leases. The building is not depreciated while it is held for sale. The net capitalized cost of the building and the land subject to operating leases at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(in thousands)
Building subject to operating leases	$4,654	$4,654
Land	380	380
Less: accumulated depreciation	(3,658)	(3,599)
Loss on leased real estate held for sale	(651)	-
Building subject to operating leases, net	$725	$1,435

The future lease maturities of the Company’s operating leases as of December 31, 2020 are presented in the table below. Such maturities are reflected at undiscounted values to be received on an annual basis.

December 31, 2020
(in thousands)
2021	161
2022	165
2023	169
2024	163
Remaining through June 2029	695
Total lease maturities	$1,353

The Company recognized, as a component of Rental and other loss, the following operating lease income related to its Riverton, Wyoming office building for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease income	$213	$207
Operating lease expense	(181)	(157)
Depreciation	(59)	(122)
Rental property loss, net	$(27)	$(72)

6. OIL AND NATURAL GAS PRODUCING ACTIVITIES

Divestitures

There were no divestures of oil and natural gas producing properties during the year ended December 31, 2020. In December 2019, the Company completed the sale of its interest in four Texas wells for $75 thousand in cash and the assumption of $130 thousand of asset retirement obligations associated with the wells. The total was recorded as a reduction in the balance of the full cost pool.

Ceiling Test and Impairment

The reserves used in the ceiling test incorporate assumptions regarding pricing and discount rates over which management has no influence in the determination of present value. In the calculation of the ceiling test as of December 31, 2020, the Company used $39.57 per barrel for oil and $1.99 per one million British Thermal Units (MMbtu) for natural gas (as further adjusted for property, specific gravity, quality, local markets and distance from markets) to compute the future cash flows of the Company’s producing properties. The discount factor used was 10%.

The Company recorded ceiling test write-downs of its oil and natural gas properties of $2.9 million during the year ended December 31, 2020, due to a reduction in the value of proved oil and natural gas reserves, primarily as a result of a decrease in crude oil prices and the performance of a South Texas well drilled in the prior year. In addition, the Company evaluated its unevaluated property and recorded a reclassification to the depletable base of the full cost pool of $2.1 million during the year ended December 31, 2020, related to a reduction in value of certain of its acreage.

7. DEBT

On September 24, 2020, the Company entered into a $375 thousand secured promissory note with APEG Energy II LP, which entity Patrick E. Duke, a former director of the Company, had shared voting power and shared investment power over (“APEG II” and the “Note”). The Note accrues interest at 10% per annum and matures on September 24, 2021. The Note is secured by the Company’s wholly owned subsidiary, Energy One’s oil and natural gas producing properties. In the event that the Note is repaid prior to the maturity date, there is a prepayment penalty of 10% of the principal amount of the Note less accrued interest. During the year ended December 31, 2020, the Company recorded interest expense related the Note of $10 thousand. At December 31, 2020, APEG II held approximately 18% of the Company’s outstanding common stock; however, in January 2021, APEG II distributed all shares of the Company’s common stock to its owners.

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

The credit facility was fully repaid at March 1, 2019 and on July 30, 2019, matured and was terminated. Interest expense for the year ended December 31, 2019 was $20 thousand, including the amortization of debt issuance costs of $7 thousand. The weighted average interest rate on the credit facility was 8.75% for the period until maturity in 2019. During 2020 and 2019, APEG II was involved in litigation with the Company and its former Chief Executive Officer, as described in Note 9-Commitments, Contingencies and Related Party Transactions.

8. ASSET RETIREMENT OBLIGATIONS

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

In the fair value calculation for the ARO there are numerous assumptions and judgments including the ultimate retirement cost, inflation factors, credit-adjusted risk-free discount rates, market risk premiums, timing of retirement and changes in legal, regulatory, environmental and political environments. To the extent future revisions to assumptions and judgments impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. During the year ended December 31, 2019 we adjusted the credit-adjusted risk-free discount rate used in calculating present value of the ARO for a well that began production in 2018.

The following is a reconciliation of the changes in the Company’s liabilities for asset retirement obligations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Balance, beginning of year	$819	$939
Accretion	43	22
Sold/Plugged	(12)	(130)
Acquired	558	2
Revisions	-	(14)
Liabilities incurred	-	-
Balance, end of year	$1,408	$819

9. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Litigation

In July 2020, the Company received a request for arbitration from its former Chief Executive Officer, David Veltri claiming that it breached his employment agreement. The Company intends to vigorously contest this matter and believe these claims are without merit. The employment agreement requires that any disputes be submitted to binding arbitration. The Company has insurance for these types of claims and has reported the request for arbitration to its insurance carrier. The Company believes it is probable that it will incur future defense costs in this matter and has accrued $100 thousand at December 31, 2020, representing the amount of the Company’s responsibility for costs under the insurance policy.

APEG II Litigation and Litigation with Former Chief Executive Officer

From February 2019 until August 2020, the Company was involved in litigation with its former Chief Executive Officer, David Veltri and its largest shareholder, APEG Energy II, L.P. (“APEG II”) and APEG II’s general partner, APEG Energy II, GP (together with APEG II, “APEG”). APEG owns approximately 18% of the Company’s outstanding common stock at December 31, 2020. In addition, Patrick E. Duke, a former director of the Company, had shared voting and shared investment power over APEG. The litigation arose as a result of a vote at the February 25, 2019 board of directors meeting to terminate Mr. Veltri for using Company funds outside of his authority and for other reasons (the “Texas Litigation”). In a separate lawsuit, APEG initiated a shareholder derivative action in Colorado against Mr. Veltri due to his refusal to recognize the Board’s decision to terminate him (the “Colorado Litigation”). The Company was named as a nominal defendant in the Colorado Litigation. Through December 31, 2020, the Company has incurred legal costs of approximately $1.3 million related to the litigation. The Colorado litigation was dismissed in May 2020 and the Texas Litigation was dismissed in August 2020. The Company has accrued $383 thousand for reimbursement of APEG’s legal costs in the Colorado and Texas Litigation, which was paid on March 4, 2021 through the issuance of 90,846 shares of our restricted common stock (see also Note 16 - Subsequent Events).

In the Texas Litigation the Audit Committee intervened by filing a motion to remove Mr. Veltri’s signature authority over the Company’s bank accounts and engaging an independent accounting firm to conduct a forensic accounting investigation. The forensic accounting investigation and the Company’s internal investigation, identified numerous items on Mr. Veltri’s expense reports that appeared to be personal in nature, or lacked adequate documentation showing that such expense was for legitimate business purposes. These expense items totaled at least $81,014, of which $14,617 was incurred during 2019, prior to Mr. Veltri’s termination. The Company reclassified the entire $81,014 reimbursed to Mr. Veltri as additional compensation and taxable income in 2019.

In the Colorado Litigation, the United States District Court for the District of Colorado (“the Colorado Federal Court”) granted injunctive relief to APEG II against Mr. Veltri and issued an order appointing C. Randel Lewis as the Company’s custodian to serve as its Interim Chief Executive Officer and to serve on the Board as Chairman. Mr. Lewis, as custodian, was ordered to act in place of the Board to appoint one independent director to replace a director who had resigned. Mr. Lewis appointed Catherine J. Boggs to serve as an independent director until the Company’s 2019 annual meeting of shareholders, which was held on December 10, 2019. Following such annual meeting, the Board appointed Ryan L. Smith, the Company’s Chief Financial Officer to serve as its Chief Executive Officer, replacing Mr. Lewis in that role.

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

On December 31, 2020, the Company redeemed all then 50,000 shares outstanding of Series A Convertible Preferred Stock (the “Preferred Stock”) by making a cash payment of $2.0 million and issuing 328,000 shares of its common stock, which at the date of the redemption had a value of $3.68 per share for a total redemption price of $3.2 million. The liquidation preference on the date of redemption was $3.6 million. The difference between the redemption price and the liquidation preference of the preferred stock was included as a reduction of the net loss available to common shareholders in the calculation of loss per share.

The Company had issued the 50,000 shares of Preferred Stock on February 12, 2016 to Mt. Emmons Mining Company (“MEM”), a subsidiary of Freeport McMoRan, in connection with the disposition of the Company’s mining segment, whereby MEM acquired the property and replaced the Company as permittee and operator of a water treatment plant (the “Acquisition Agreement”). The Preferred Stock was issued at $40 per share for an aggregate of $2 million. The Preferred Stock liquidation preference, initially $2 million, increased by quarterly dividends of 12.25% per annum (the “Adjusted Liquidation Preference”). At the option of the holder, each share of Preferred Stock initially could have been converted into 1.33 shares of the Company’s $0.01 par value Common Stock (the “Conversion Rate”) for an aggregate of 66,667 shares. The Conversion Rate was subject to anti-dilution adjustments for stock splits, stock dividends and certain reorganization events and to price-based anti-dilution protections. At December 31, 2019, the aggregate number of shares of Common Stock issuable upon conversion was 79,334 shares, which was the maximum number of shares issuable upon conversion.

The Preferred Stock was senior to other classes or series of shares of the Company with respect to dividend rights and rights upon liquidation. No dividend or distribution could be declared or paid on junior stock, including the Company’s common stock, (1) unless approved by the holders of Preferred Stock and (2) unless and until a like dividend had been declared and paid on the Preferred Stock on an as-converted basis. The Preferred Stock did not vote with the Company’s Common Stock on an as-converted basis on matters put before the Company’s shareholders. However, the holders of the Preferred Stock had the right to approve specified matters as set forth in the certificate of designation and had the right to require the Company to repurchase the Preferred Stock in the event of a change of control, which had not been triggered prior to the redemption on December 31, 2020. Concurrent with entry into the Acquisition Agreement and the Series A Purchase Agreement, the Company and MEM entered into an Investor Rights Agreement, which provided MEM rights to certain information and Board observer rights, which was terminated on December 31, 2020. MEM had agreed that it, along with its affiliates, would not acquire more than 16.86% of the Company’s issued and outstanding shares of common stock. In addition, MEM had the right to demand registration under the Securities Act of 1933, as amended, of the shares of common stock issuable upon conversion of the Preferred Stock.

11. SHAREHOLDERS’ EQUITY

Warrants

In December 2016, the Company completed a registered direct offering of 100,000 shares of common stock at a net gross price of $15.00 per share. Concurrently, the investors received warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $20.05 per share, for a period of five years from the final closing date of June 21, 2017. The warrants include anti-dilution rights. The total net proceeds received by the Company were approximately $1.32 million. The fair value of the warrants upon issuance were $1.24 million, with the remaining $0.08 million being attributed to common stock. On September 29, 2020, the Company received proceeds of $565 thousand related to the exercise of warrants to purchase 50,000 shares of common stock. The warrants have been classified as liabilities due to features in the warrant agreement that give the warrant holder an option to require the Company to redeem the warrant at a calculated fair value in the event of a “Fundamental Transaction,” as defined in the warrant agreement. The fair value of the warrants was $95 thousand and $73 thousand at December 31, 2020 and 2019, respectively

Pursuant to the original warrant agreement, as a result of common stock issuances made during the year ended December 31, 2018, the warrant exercise price was reduced from $20.50 to $11.30 per share. The warrant exercise price was further reduced to the floor of $3.92 per share during the year ended December 31, 2020, as a result of the underwritten offering of 1,150,000 shares of common stock which was completed on November 16, 2020.

Stock Option Plans

From time to time, the Company may grant stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically expire ten years from the grant date.

Total stock-based compensation expense related to stock options was $0 and $41 thousand for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2019, all stock options had vested. No stock options were granted, forfeited or exercised; however, stock options to purchase 166 shares expired during the year ended December 31, 2020. During the year ended December 31, 2019, no stock options were granted, expired or exercised; however, as the result of an employee termination 500 unvested stock options were forfeited. Presented below is information about stock options outstanding and exercisable as of December 31, 2020 and December 31, 2019. All shares and prices per share have been adjusted for a one share-for-ten shares reverse stock split that took effect on January 6, 2020:

	2020		2019
	Shares	Price (1)	Shares	Price (1)

Outstanding, beginning of year	31,533	$66.04	32,033	$65.20
Granted	-	-	-	-
Forfeited	-	-	(500)	11.60
Expired	(166)	-	-	-
Exercised	-	-	-	-

Outstanding, end of year	31,367	$64.78	31,533	$66.04

Exercisable, end of year	31,367	$64.78	31,533	$66.04

(1)	Represents the weighted average price.

The following table summarizes information for stock options outstanding and for stock options exercisable at December 31, 2019. All shares and prices per share have been adjusted for a one share-for-ten shares reverse stock split that took effect on January 6, 2020:

Options Outstanding					Options Exercisable
	Exercise Price			Remaining		Weighted Average
Number of	Range		Weighted	Contractual	Number of	Exercise
Shares	Low	High	Average	Term (years)	Shares	Price

16,500	$7.20	$11.60	$10.00	6.8	16,500	$10.00
10,622	90.00	124.80	106.20	3.3	10,622	106.20
2,913	139.20	171.00	147.39	1.4	2,913	147.39
1,332	226.20	251.40	232.48	2.9	1,332	232.48

31,367	$7.20	$251.40	$64.78	4.9	31,367	$64.78

In January 2020, the Company granted 48,000 restricted shares of common stock to the Company’s Chief Executive Officer as a discretionary bonus, of which 24,000 shares vest after one year and 24,000 vest after two years. In addition, the Company granted a total of 23,000 restricted shares of common stock to members of the board of directors, which vest on January 28, 2021. For the year ended December 31, 2020, the Company recognized $211 thousand in stock compensation expense related to these restricted stock grants. At December 31, 2020, the unrecognized expense related to the restricted stock grants was $137 thousand.

12. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2020 and 2019 include the following:

	2020	2019
	(in thousands)
Current income tax expense (benefit)	$(42)	$-
Deferred income taxes	-	-

	$(42)	$-

The current income tax benefit for the year ended December 31, 2020 represents a refund of alternative minimum tax credit carryovers received in 2020.

The Company incurred net losses for each of the years ended December 31, 2020 and 2019, and the Company has recorded valuation allowances for its net deferred tax assets for each of those years. Accordingly, the Company has not recognized a benefit for income taxes in the accompanying financial statements. Income tax benefit using the Company’s effective income tax rate differs from the U.S. federal statutory income tax rate due to the following:

	2020	2019
	(in thousands)
Income tax benefit at federal statutory rate	$(1,361)	$(115)
State income tax benefit, net of federal impact	(35)	(32)
Change in state tax rate, net of federal benefit	(32)	331
Change in value of warrant	5	(74)
Percentage depletion carryover	(3)	9
Prior year true up	154	52
Other	(53)	23
Increase (decrease)in valuation allowance	1,283	(194)

Income tax expense (benefit)	$(42)	$-

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryover (1)	$5,154	$4,098
Property and equipment	3,939	3,468
Percentage depletion and contribution carryovers (1)	1,855	1,833
Alternative minimum tax credit carryover (1)	-	42
Equity method investment and other	246	615
Deferred compensation liability	7	41
Asset retirement obligations	315	181
Stock-based compensation	115	68
Lease obligations	32	44

Total deferred tax assets	11,663	10,390

Deferred tax liabilities:
Lease assets	(28)	(40)

Total deferred tax liabilities	(28)	(40)

Net deferred tax assets	11,635	10,350
Less valuation allowance	(11,635)	(10,350)

Net deferred tax asset	$-	$-

(1)	In December 2017, the Company paid down debt through the issuance of common stock. This issuance represented a 49.3% ownership change in the Company. This change in ownership, combined with other equity events, triggered loss limitations under Internal Revenue Code (“I.R.C.”) Section 382. As a result, the Company wrote-off $29.8 million of gross deferred tax assets in 2017, and an additional $2.4 million in gross deferred tax assets in 2018. Since the Company has maintained a valuation allowance against these tax assets there is no impact to the consolidated statement of operations in either year.

As of December 31, 2020, the Company has approximately $8.9 million in net operating loss carryovers (after limitations) for federal income tax purposes. The net operating losses are not subject to limitation under I.R.C. Section 382 and carry forward indefinitely.

I.R.C. Section 382 of the Internal Revenue Code limits the Company’s ability to utilize the tax deductions associated with its oil and gas properties to offset taxable income in future years, due to the existence of a Net Unrealizable Built-In Loss (“NUBIL”) at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control. In the event the Company has Recognized Built-In Losses (“RBIL”) during the five-year period, those losses will be limited; losses exceeding the annual limitation are carried forward as RBIL carryovers. As of December 31, 2020, the Company has approximately $9.2 million of RBIL carryovers, which carry forward indefinitely subject to the annual limitation.

The Company recognizes, measures, and discloses uncertain tax positions whereby tax positions must meet a “more-likely-than-not” threshold to be recognized. During the years ended December 31, 2020 and 2019, no adjustments were recognized for uncertain tax positions.

The Company files income tax returns in U.S. federal and multiple state jurisdictions. The Company is subject to tax audits in these jurisdictions until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2016. The Company is open for various state tax examinations for tax years 2015 and later. The Company’s policy is to recognize potential interest and penalties accrued related to uncertain tax positions within income tax expense. For the years ended December 31, 2020 and 2019, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at December 31, 2020 and 2019 related to uncertain tax positions.

13. LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted net loss per common share is calculated by dividing adjusted net loss by the diluted weighted average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of stock options and warrants, which are measured using the treasury stock method, the conversion feature of the Series A Preferred Stock prior to redemption, and unvested shares of restricted common stock. When the Company recognizes a net loss, as was the case for the years ended December 31, 2020 and 2019, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of dilutive net loss per common share.

The following table sets forth the calculation of basic and diluted net loss per share for the years ended December 31, 2020 and 2019 all shares and per share amounts have been adjusted for a one share-for-ten shares reverse stock split which took effect on January 6, 2020:

	2020	2019
	(in thousands except per share data)
Net loss	$(6,439)	$(550)
Dividend on series A preferred stock	(421)	(372)
Gain on redemption of series A preferred stock	441	-
Net loss applicable to common shareholders	$(6,419)	$(922)

Basic weighted-average common shares outstanding	1,628	1,340
Dilutive effect of potentially dilutive securities	-	-
Diluted weighted-average common shares outstanding	1,628	1,340

Basic net loss per share	$(3.94)	$(0.69)
Diluted net loss per share	$(3.94)	$(0.69)

For the years ended December 31, 2020 and 2019, potentially dilutive securities excluded from the calculation of weighted average shares because they were anti-dilutive are as follows:

	2020	2019
	(in thousands)
Stock options	31	31
Unvested shares of restricted stock	71	-
Warrants	50	100
Series A Preferred Stock	-	79

Total	152	210

14. FAIR VALUE MEASUREMENTS

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

Warrant Valuation Methodologies

The warrants contain a dilutive issuance and other liability provisions that cause the warrants to be accounted for as a liability. Such warrant instruments are initially recorded and valued as a Level 3 liability and are accounted for at fair value with changes in fair value reported in earnings. There were no changes in the methodology to value the warrants during 2020. The Company worked with a third-party valuation expert estimating the value of the warrants at December 31, 2020 and 2019, with the following assumptions:

	2020	2019

Number of warrants outstanding	50,000	100,000
Expiration date	June 21, 2022	June 21, 2022
Exercise price	$3.92	$11.30
Stock price	$3.68	$3.00
Dividend yield	0%	0%
Average volatility rate (1)	120%	80%
Probability of down-round event (2)	0%	25%
Risk free interest rate	0.11%	1.59%

(1)	The average volatility represents the Company’s volatility measurement, the observed volatility of our peer group over a similar period, and the stock market volatility as of the valuation date.
(2)	Represents the estimated probability of a future down-round event during the remaining term of the warrants.

At December 31, 2020, the Company used the average value calculated by the Black-Scholes model as opposed to a Monte Carlo model, because the strike price is set at the floor of $3.92 and therefore cannot be rounded down further. At December 31, 2019, the Company used the average value of $73 thousand with a range from $60 thousand to $120 thousand. An increase in any of the inputs would cause an increase in the fair value of the warrants. Likewise, a decrease in any input would cause a decrease in the fair value of the warrants.

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

	Anfield	Sutter

Number of shares owned	2,421,180	495,816
Quoted market price	$0.07455	$0.0000

Fair value	$180,500	$-

Other Assets and Liabilities

The Company evaluates the fair value on a non-recurring basis of properties acquired in business combinations, asset acquisitions and the related asset retirement obligations. The fair value of the oil and gas properties is determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production which we reasonably expect, and estimated prices adjusted for differentials. Unobservable inputs include estimated future oil and natural gas production, prices, operating and development costs, and a discount rate of 10%, all Level 3 inputs within the fair value hierarchy.

The Company evaluates the fair value on a non-recurring basis of its Riverton, Wyoming real estate assets when circumstances indicate that the value has been impaired. The Company evaluated the fair value of the real estate assets based upon offers we have received from potential purchasers of the property, the expected annual net operating income of the building, estimated capitalization rates for properties in rural areas and values for vacant land based on comparable sales, all Level 3 inputs within the fair value hierarchy.

The carrying value of financial instruments included in current assets and current liabilities approximate fair value due to the short-term nature of those instruments.

Recurring Fair Value Measurements

Recurring measurements of the fair value of assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in thousands)
Assets:
Marketable Equity Securities	181	-	-	181	307	-	-	307
Total	$181	$-	$-	$181	$307	$-	$-	$307
Liabilities:
Warrants	-	-	95	95	-	-	73	73
Total	$-	$-	$95	$95	$-	$-	$73	$73

The following table presents a reconciliation of our Level 3 warrants measured at fair value:

	Year Ended December 31,
	2020	2019
	(in thousands)
Fair value of Level 3 instruments liabilities at beginning of period	$73	$425

Net unrealized loss (gain) on warrant valuation	22	(352)
	-
Fair value of Level 3 instruments liabilities at end of period	$95	$73

15. SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Capitalized Costs incurred

The capitalized costs incurred in crude oil and natural gas acquisitions, exploration and development activities for the years ended December 31, 2020 and 2019 are provided in the table below:

	2020	2019
	(in thousands)
Proved property acquisition	$1,851	$-
Unproved property acquisition	-	12
Development	441	305
Exploration	-	552

Total	$2,292	$869

Capitalized Costs

The following table presents the Company’s capitalized costs associated with oil and natural gas producing activities as of December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Oil and Natural Gas Properties:
Unevaluated properties:
Unproved leasehold costs	$1,597	$3,741
Evaluated properties in full cost pool	93,549	89,113
Less accumulated depletion and ceiling test impairment	(87,708)	(84,400)

Net capitalized costs	$(7,438)	$8,454

The Company incurred ceiling test write-downs of its oil and natural gas properties of $2.9 million during the year ended December 31, 2020 due to a reduction in the value of its proved oil and natural gas reserves primarily as the result of a decrease in crude prices and the performance of a South Texas well drilled in the prior year. Depletion and amortization was $363 thousand ($4.55 per BOE) and $671 thousand ($4.63 per BOE) for the years ended December 31, 2020 and 2019, respectively.

Unevaluated oil and natural gas properties consist of leasehold costs that are excluded from the depletion, depreciation and amortization calculation and the ceiling test until a determination about the existence of proved reserves can be completed. Unevaluated oil and natural gas properties consisted of unproved lease acquisition costs and costs paid to evaluate potential acquisition prospects of $1.6 million and $3.7 million at December 31, 2020 and 2019, respectively.

On a quarterly basis, management reviews market conditions and other changes in circumstances related to the Company’s unevaluated properties and transfers the costs to evaluated properties within the full cost pool as warranted. During the year ended December 31, 2020, the Company evaluated its unevaluated property and recorded a reclassification to the depletable base of the full cost pool of $2.1 million related to a reduction in value of certain of its acreage. During 2019, as a result of a transfer of acreage for working interest in wells drilled in South Texas, which was completed in May 2019, the Company revalued the remaining acreage held in the area and transferred unproved leasehold acreage of $0.4 million to the full cost pool.

Results of Operations from oil and natural gas producing activities

Presented below are the results of operations from oil and natural gas producing activities for the years ended December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Oil and natural gas sales	$2,330	$6,573
Lease operating expense	(1,535)	(1,848)
Production taxes	(168)	(429)
Depletion and amortization	(356)	(671)
Impairment of oil and natural gas properties	(2,943)	-

Results of operations from oil and natural gas producing activities	$(2,672)	$3,625

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

Proved oil and natural gas reserve quantities at December 31, 2020 and 2019 and the related discounted future net cash flows before income taxes are based on the estimates prepared by Don Jacks, PE. The estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission. All of the Company’s estimated proved reserves are located in the United States.

As of December 31, 2020, and 2019, the Company had no proved undeveloped reserves. All proved reserves were proved developed producing and proved developed non-producing.

The Company’s estimated quantities of proved oil and natural gas reserves and changes in net proved reserves are summarized below for the years ended December 31, 2020 and 2019:

	2020		2019
	Oil	Gas	Oil	Gas
	(bbls)	(mcfe) (1)	(bbls)	(mcfe) (1)

Total proved reserves:
Reserve quantities, beginning of year	807,505	1,129,258	751,260	737,998
Revisions of previous estimates	(248,770)	(22,895)	99,352	511,969
Discoveries and extensions	-	-	72,907	101,892
Purchases of minerals in place	477,479	686,670
Sale of minerals in place	-	-	(5,924)	(13,083)
Production	(60,469)	(116,085)	(110,090)	(209,518)

Reserve quantities, end of year	975,745	1,676,948	807,505	1,129,258

(1)	Mcf equivalents (Mcfe) consist of natural gas reserves in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

Notable changes in proved reserves for the year ended December 31, 2020 included the following:

●	The downward revisions of previous estimates of 252,586 BOE were primarily attributable to revisions due to lower pricing used in the estimate of proved reserves at December 31, 2020 and the higher than estimated decline in performance of wells drilled in our South Texas properties in 2019.
●	Purchases of reserves in place represent the reserves added as a result of the acquisitions of New Horizon Resources LLC, certain properties from FieldPoint Production Company, and certain properties from Newbridge Resources completed during the year.

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

Future cash inflows and production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated future reserve quantities. The following prices as adjusted for transportation, quality, and basis differentials were used in the calculation of the standardized measure:

	2020	2019

Oil per Bbl	$39.57	$55.69
Gas per Mcfe (1)	$1.99	$2.58

(1)	Consists of the weighted average price for natural gas in mcf plus NGLs converted to mcf using a factor of 6 mcf for each barrel of NGL.

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

The standardized measure of discounted future net cash flows relating to the Company’s proved oil and natural gas reserves is as follows as of December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Future cash inflows	$39,090	$45,528
Future cash outflows:
Production costs	(24,189)	(21,435)
Development costs	(302)	-
Income taxes	(142)	(3,747)

Future net cash flows	14,457	20,436
10% annual discount factor	(5,871)	(9,998)

Standardized measure of discounted future net cash flows	$8,586	$10,348

Changes in Standardized Measure (Unaudited)

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	(in thousands)
Standardized measure, beginning of year	$10,348	$11,599
Sales of oil and natural gas, net of production costs	(627)	(4,296)
Net changes in prices and production costs	(8,487)	(2,499)
Changes in estimated future development costs	(302)	-
Extensions and discoveries	-	2,231
Purchases of minerals in place	5,841	-
Sale of minerals in place	-	(83)
Revisions in previous quantity estimates	(1,148)	2,130
Previously estimated development costs incurred	-	-
Net changes in income taxes	1,649	(299)
Accretion of discount	855	1,068
Changes in timing and other	457	497

Standardized measure, end of year	$8,586	$10,348

16. SUBSEQUENT EVENTS

Underwritten offering

On February 11, 2021, the Company sold 1,131,500 shares of its common stock in an underwritten offering at a public offering price of $5.10 per share (the “Offering”). The Offering closed on February 17, 2021. The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and Offering expenses, were $5.3 million. The Company intends to use the net proceeds from the offering for general corporate purposes, capital expenditures, working capital, and potential acquisitions of oil and gas properties.

Conversion of Secured Note Payable

On March 4, 2021 the Company entered into a Debt Conversion Agreement with APEG II. Pursuant to the Debt Conversion Agreement, APEG II converted a total of $413 thousand, representing the principal of a September 2020 Secured Promissory Note in the principal amount of $375 thousand and accrued interest of $38 thousand into 97,962 unregistered shares of its common stock. The number of shares was based on a conversion price of $4.21 per share, a 9.9% discount to the ten-day volume weighted average price of its common stock for the ten days immediately preceding the signing of the Debt Conversion Agreement (the “VWAP Discount Price”).

Reimbursement of APEG II Legal Fees

Also, on March 4, 2021, APEG II entered into a Subscription Agreement with the Company, whereby APEG II subscribed to purchase 90,846 unregistered shares of the Company’s common stock for an aggregate of $383 thousand based on the VWAP Discount Price. The $383 thousand subscription price was paid by way of forgiveness by APEG II of the same amount of funds owed by the Company for reimbursement of APEG II’s legal costs in connection with certain shareholder derivative actions brought by APEG II against the Company and its former Chief Executive Officer in Colorado and Texas, which were dismissed in May 2020 and August, respectively.

Commodity Derivative Contract

On March 9, 2021, the Company entered into a commodity derivative contract to fix the price of 100 barrels of crude oil per day from March 1 to December 31, 2021 at $61.90 based on the calendar month average of West Texas Intermediate Crude Oil.

Restricted share issuance

In January 2021, the Company’s board of directors granted 100,000 restricted shares to the Chief Executive Officer, which vest equally over four years. In addition, the Company’s four independent directors were each granted 10,000 restricted shares which vest on January 28, 2022.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

The following financial statements are included in Item 8 of this report under “Financial Statements and Supplementary Data”:

All schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statement and Notes thereto.

(b) Exhibits. The following exhibits are filed or furnished with or incorporated by reference into this report on Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Placement Agency Agreement, dated September 29, 2020, between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.	8-K	000-06814	1.1	October 2, 2020
1.2	Underwriting Agreement, dated February 11, 2021, by and between U.S. Energy Corp. and Kingswood Capital Markets, division of Benchmark Investments, Inc.	8-K	000-06814	1.1	February 16, 2021
3.1	Amended and Restated Articles of Incorporation	10-K	000-06814	3.1	March 30, 2020
3.2	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference from Exhibit A to Exhibit 3.1)	10-K	000-06814	3.1	March 30, 2020
3.3	Amended and Restated Bylaws, dated as of August 5, 2019	8-K	000-06814	3.2	August 9, 2019
4.1*	Description of Securities of the Registrant					X
4.2	Specimen Certificate for Common Stock, par value $0.01 per share	S-3	333-162607	4.9	October 20, 2009
4.3	Common Stock Purchase Warrant Initially Exercisable June 21, 2017	8-K	000-06814	4.1	December 22, 2016
10.1†	USE 2001 Officers’ Stock Compensation Plan	10-K	000-06814	4.21	September 13, 2002
10.2†	2001 Incentive Stock Option Plan (amended in 2003)	10-K	000-06814	4.2	April 15, 2005
10.3†	2008 Stock Option Plan for Independent Directors and Advisory Board Members	10-K	000-06814	4.3	March 13, 2009
10.4†	U.S. Energy Corp. Employee Stock Ownership Plan (adopted December 2011)	S-8	333-180735	4.1	April 13, 2012

10.5†	U.S. Energy Corp. Amended and Restated 2012 Equity Performance and Incentive Plan	8-K	000-06814	10.1	June 10, 2020
10.6†	Form of Grant to the 2012 Equity and Performance Incentive Plan	10-K	000-06814	10.5.1	March 18, 2013
10.7†	Executive Employment Agreement – Ryan Smith (effective March 5, 2020)	8-K	000-06814	10.1	March 10, 2020
10.8†	Form of Option Agreement between U.S. Energy Corp. and its directors	10-K	000-06814	10.8(i)	March 28, 2018
10.9†	Form of Incentive Option Agreement between U.S. Energy Corp. and its executive officers	10-K	000-06814	10.8(j)	March 28, 2018
10.10†	Form of Indemnity Agreement between U.S. Energy Corp. and its directors and officers	10-K	000-06814	10.8(k)	March 28, 2018
10.11	Membership Interest Purchase Agreement dated March 1, 2020 by and among U.S. Energy Corp, as Buyer, and Donald A. Kessel and Robert B. Foss, as Sellers	8-K	000-06814	10.1	March 5, 2020
#10.12	Asset Purchase Agreement dated September 25, 2020, by and among U.S. Energy Corp, as Buyer, and Mr. Randolph N. Osherow, as Chapter 7 trustee in the Bankruptcy Case of FieldPoint Petroleum Corporation	S-1	333-249738	10.16	October 30, 2020
10.13	$375,000 Secured Promissory Note dated September 24, 2020 entered into by U.S. Energy Corp., to evidence amounts owed to APEG Energy II, L.P.	S-1	333-249738	10.17	October 30, 2020
#10.14	Form of Securities Purchase Agreement, dated September 30, 2020, by and between the Company and the Purchasers thereunder	8-K	000-06814	10.1	October 2, 2020
10.15†	Form of Lock-Up Agreements for September 2020 Offering	8-K	000-06814	10.2	October 2, 2020
#10.16	Purchase and Sale Agreement dated November 9, 2020, by and among New Horizon Resources LLC, as Buyer, and Newbridge Resources LLC as Seller	8-K	000-06814	10.1	November 9, 2020
10.17	Exchange Agreement by and between U.S. Energy Corp. and Mt. Emmons Mining Company dated as of December 31, 2020	8-K	000-06814	10.1	January 7, 2021
10.18†	Form of Lock-Up Agreement	8-K	000-06814	10.1	February 16, 2021
10.19	Debt Conversion Agreement by and between U.S. Energy Corp. and APEG Energy II, L.P. dated as of March 4, 2021	8-K	000-06814	10.1	March 9, 2021
10.20	Subscription Agreement of APEG Energy II, L.P., dated as of March 4, 2021	8-K	000-06814	10.2	March 9, 2021
14.1	Code of Ethics and Conduct (incorporated by reference from Exhibit 14.1 to the Company’s Form 8-K filed August 5, 2019)
21.1*	Subsidiaries of the Registrant					X
23.1*	Consent of Independent Registered Public Accounting Firm (Plante & Moran, PLLC)					X
23.2*	Consent of Reserve Engineer (Don Jacks, PE)					X
31.1*	Certification of Chief Executive Officer and principal financial officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1*	Reserve Report Summary (Don Jacks, PE)					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Schema Document					X
101.CAL*	XBRL Calculation Linkbase Document					X
101.DEF*	XBRL Definition Linkbase Document					X
101.LAB*	XBRL Label Linkbase Document					X
101.PRE*	XBRL Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

†	Exhibit constitutes a management contract or compensatory plan or agreement.

#	Certain schedules, annexes, and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however, that U.S. Energy Corp. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY CORP.

Date: March 26, 2021	By:	/s/ Ryan L. Smith
RYAN L. SMITH, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 2021	By:	/s/ Ryan L. Smith
RYAN L. SMITH, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

	By:	/s/ James W. Denny
James W. Denny, Director

Date: March 26, 2021	By:	/s/ Randall D. Keys
Randall D. Keys, Director

Date: March 26, 2021	By:	/s/ Javier F. Pico
JAVIER F. PICO, Director

Date: March 26, 2021	By:	/s/ D. Stephen Slack
D. Stephen Slack, Director

